Form 10-K
period 2019-12-31
EAST WEST BANCORP INC
filed 2020-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-24939
 EAST WEST BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

95-4703316
(I.R.S. Employer Identification No.)

135 North Los Robles Ave., 7th Floor, Pasadena, California, 91101
(Address of principal executive offices) (Zip Code)

(626) 768-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value	EWBC	NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $6,765,665,370 (based on the June 30, 2019 closing price of Common Stock of $46.77 per share). As of January 31, 2020, 145,625,565 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
 Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EAST WEST BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (“this Form 10-K”) contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•	the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the United States (“U.S.”) and the People’s Republic of China;

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	success and timing of the Company’s business strategies;

•	the Company’s ability to retain key officers and employees;

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

•
impact on the Company’s international operations due to political developments, disease pandemics, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau (“CFPB”) and the California Department of Business Oversight (“DBO”) - Division of Financial Institutions;

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

•	impact of regulatory enforcement actions;

•	changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;

•	changes in income tax laws and regulations;

•	impact of other potential federal tax changes and spending cuts;

•	the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;

•	impact on the Company’s liquidity due to changes in the Company’s ability to receive dividends from its subsidiaries;

•	any future strategic acquisitions or divestitures;

•	continuing consolidation in the financial services industry;

•	changes in the equity and debt securities markets;

•	fluctuations in the Company’s stock price;

•	fluctuations in foreign currency exchange rates;

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment (“OTTI”) on securities held in the Company’s available-for-sale (“AFS”) investment securities portfolio; and

•
impact of natural or man-made disasters or calamities, such as wildfires, or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS
Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “we”, or “EWBC”) is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the “Bank”), which became its principal asset. In addition to the Bank, East West has six subsidiaries as of December 31, 2019 that were established as statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. East West also owns East West Insurance Services, Inc. (“EWIS”). In 2017, the Company sold the insurance brokerage business of EWIS, and EWIS remains a subsidiary of East West and continues to maintain its insurance broker license. In 2019, East West acquired Enstream Capital Markets, LLC, a private broker dealer and also established East West Investment Management LLC, a registered investment adviser. Both Enstream Capital Markets, LLC (subsequently renamed as East West Markets, LLC) and East West Investment Management LLC are wholly-owned subsidiaries of East West.

East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As a legal entity separate and distinct from its subsidiaries, East West’s principal source of funds is, and will continue to be, dividends that may be paid by its subsidiaries. As of December 31, 2019, the Company had $44.20 billion in total assets, $34.42 billion in total loans (including loans held-for-sale, net of allowance), $37.32 billion in total deposits and $5.02 billion in total stockholders’ equity.

As of December 31, 2019, the Bank has four wholly-owned subsidiaries. The first subsidiary, East-West Investment, Inc., primarily acts as a trustee in connection with real estate secured loans. The second subsidiary, E-W Services, Inc., is a California corporation organized by the Bank in 1977 to hold properties used by the Bank in its operations. The third subsidiary is East West Bank (China) Limited, a banking subsidiary in China. The remaining subsidiary is East West Velo Technology Service (Beijing) Limited Company, which provides technological support for the Bank’s global digital banking services.

On March 17, 2018, the Bank completed the sale of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The sale resulted in a pretax gain of $31.5 million during the year ended December 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

The Bank continues to develop its international banking presence with its network of overseas branches and representative offices that include five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank has two branches in Shanghai with one in the Shanghai Pilot Free Trade Zone. The Bank also has four representative offices in Greater China, located in Beijing, Chongqing, Guangzhou and Xiamen. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through these branches and offices, the Bank is focused on growing its cross-border client base between the U.S. and Greater China, helping U.S. based businesses expand in Greater China and companies based in Greater China pursue business opportunities in the U.S.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries, strategic investments and partnerships to expand its international banking capabilities and to capitalize on long-term cross-border business opportunities between the U.S. and Greater China.

Banking Services

As of December 31, 2019, the Bank was the fourth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Greater China. The Bank also has a strong focus on the Chinese-American community. Through its network of over 125 banking locations in the U.S. and Greater China, the Bank provides a wide range of personal and commercial banking services to businesses and individuals. The Bank provides multilingual services to its customers in English, Chinese, Spanish and Vietnamese. The Bank also offers a variety of deposit products that include personal and business checking and savings accounts, money market, time deposits and also offers foreign exchange and wealth management services. The Bank’s lending activities include commercial and residential real estate, lines of credit, construction, trade finance, letters of credit, commercial business, affordable housing lending, asset-based lending and equipment financing. In addition, the Bank is focused on providing financing to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Greater China.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. The Commercial Banking segment primarily generates commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 21 — Business Segments to the Consolidated Financial Statements.

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

The Bank believes that its customers benefit from the Bank’s understanding of the Greater China markets through its physical presence, corporate and organizational ties in Greater China, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with its senior managements’ and Board of Directors’ extensive ties to Chinese business opportunities and Chinese-American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence in Greater China to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Supervision and Regulation
Overview

East West and the Bank are subject to extensive and comprehensive regulation under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary inspection, supervision, regulation, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the DBO, and, with respect to consumer laws, the CFPB. As insurer of the Bank’s deposits, the FDIC has back-up examination authority as well. In addition, the Bank is regulated by certain foreign regulatory agencies in international jurisdictions where we now, or may in the future wish to conduct business, including Greater China and Hong Kong.

The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, both as administered by the SEC. Our common stock is listed on the NASDAQ Global Select Market under the trading symbol “EWBC” and is subject to NASDAQ rules for listed companies. The Company is also subject to the accounting oversight and corporate governance of the Sarbanes-Oxley Act of 2002.

Described below are material elements of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

East West

As a bank holding company and pursuant to its election of the financial holding company status, East West is subject to regulations and examinations by the Federal Reserve under the BHC Act. The BHC Act provides a federal framework for the supervision and regulation of all domestic and foreign companies that control a bank and the subsidiaries of such companies. The BHC Act and other federal statutes grant the Federal Reserve authority to, among other things:

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

•
require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank, including at times when bank holding companies may not be inclined to do so, the failure to do so generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;

•	restrict dividends and other distributions from subsidiary banks to their parent bank holding companies;

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

•
approve in advance senior executive officer or director changes and prohibit (under certain circumstances) golden parachute payments to officers and employees, including change in control agreements and new employment agreements, that are contingent upon termination; and

•
approve in advance acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DBO approvals may also be required for certain acquisitions and mergers.

East West’s election to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), allows East West generally to engage in any activity, or acquire and retain the shares of a company engaged in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Activities that are considered to be financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the Secretary of the U.S. Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the Federal Reserve determines upon application to be complementary to a financial activity and do not pose a safety and soundness risk. To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized”, “well managed” and in satisfactory compliance with the Community Reinvestment Act (“CRA”). A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item. As of December 31, 2019, East West is a financial holding company and has financial subsidiaries, as discussed in Item 1. Business — Organization.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank, a member of the Federal Reserve and a bank whose deposits are insured by the FDIC. The Bank’s foreign operations are regulated and supervised by the Federal Reserve and the DBO, as well as by regulatory authorities in the host countries in which the Bank’s overseas offices reside. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. The regulatory structure also gives the bank regulatory agencies extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies. California law permits state chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is and remains “well capitalized,” “well managed” and in “satisfactory” compliance with the CRA.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act

The Dodd-Frank Act, enacted in 2010, enhanced regulation and supervision of the financial services industry and made other sweeping changes in the U.S. financial system. In May 2018, the U.S. Congress enacted the Economic Growth, Regulatory Relief, and Consumer Protection Act, (“EGRRCPA”), which amended provisions in the Dodd-Frank Act and other statutes administered by the Federal Reserve. The changes can be grouped into several areas that impact us:

1.
Regulatory relief for bank holding companies and state member banks with assets between $10 billion and $50 billion. We are among the bank holding companies and banks in this range. Dodd-Frank required that bank holding companies in this size range establish a risk committee that satisfied certain requirements and conduct an annual stress-test. The stress-test requirement was extended to state member banks (and other insured depository institutions) as well. EGRRCPA lifted the size threshold for a formal risk committee from $10 billion to $50 billion, but the Federal Reserve will still examine the risk management practices of companies with assets in the $10 billion to $50 billion range for consistency with safety and soundness and prudent practices. With respect to stress-testing by the Bank, EGRRCPA raised the asset size threshold for required testing from $10 billion to $250 billion. Regarding the Company, the Federal Reserve in rulemaking (based on broad EGRRCPA authority) lifted the asset size threshold from $10 billion to $100 billion for required stress-testing bank holding companies. Accordingly, neither the Company nor the Bank is now required to conduct stress-tests.

2.
Regulatory relief for community banking organizations. Banks and bank holding companies with less than $10 billion in assets — that is, institutions smaller than the Company and the Bank — receive additional relief under EGRRCPA that may give them competitive advantages. Among other things, these banks and bank holding companies are generally exempt from the Volcker Rule, and they may maintain a new Community Bank Leverage Ratio of 9% in lieu of meeting existing risk-based capital ratio and leverage ratio requirements.

3.
Regulatory relief for larger bank holding companies. Our larger competitors also receive a degree of regulatory relief from previous requirements. Bank holding companies designated as global systemically important banking organizations and those with more than $250 billion in assets are still automatically subject to enhanced regulation. However, bank holding companies with between $100 billion and $250 billion in assets are automatically subject only to supervisory stress tests, while the Federal Reserve has discretion to apply other individual enhanced prudential provisions to these companies. Bank holding companies with assets between $50 billion and $100 billion will no longer be subject to enhanced regulation, except for the risk committee requirement. In addition, EGRRCPA relaxes leverage requirements for large custody banks and allows certain municipal bonds to be counted toward large bank holding companies’ liquidity requirements.

Capital Requirements

The federal banking agencies have imposed risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. In July 2013, the federal banking agencies adopted final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules revised the definitions and the components of regulatory capital, in part through the introduction of a Common Equity Tier 1 (“CET1”) capital requirement and a related regulatory capital ratio of CET1 to risk-weighted assets, restricted the type of instruments that may be recognized in Tier 1 and 2 capital (including the phase out of trust preferred securities from Tier 1 capital for bank holding companies). The Basel III Capital Rules also prescribed a new standardized approach for risk weighting assets and expanded the risk weighting categories to a larger and more risk-sensitive number of categories that affect the denominator in banking institutions’ regulatory capital ratios.

Under the Basel III Capital Rules, to be considered adequately capitalized, the Company and the Bank are required to maintain minimum capital ratios of 4.5% CET1 to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total capital (Tier 1 plus Tier 2) to risk-weighted assets and a 4.0% Tier 1 leverage ratio. The Basel III Capital Rules also introduced a “capital conservation buffer” of 2.5% that fully phased in on January 1, 2019, that is composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. To avoid constraints, a banking organization must maintain the following capital ratios (after any distribution): (i) CET1 to risk-weighted assets more than 7.0%, (ii) Tier 1 capital to risk-weighted assets more than 8.5% and (iii) total capital to risk-weighted assets more than 10.5%.

With respect to the Bank, the Basel III Capital Rules also resulted in changes to the Prompt Corrective Action (“PCA”) regulations pursuant to Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below under the Prompt Corrective Action section.

As of December 31, 2019, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis. For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 20 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

Recent Regulatory Capital-Related Developments

From time to time, the regulatory agencies propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals and interpretations could, if implemented in the future, affect our reported capital ratios.

Pursuant to the EGRRCPA, the federal banking agencies issued a final rule in July 2019 (the “Simplified Capital Rule”) to reduce regulatory compliance burden by simplifying certain risk-based and leverage capital requirements of the Basel III Capital Rule for non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank. Among other things, the final rule simplified the existing Basel III Capital Rules by: (1) setting a 25% CET1 capital reduction threshold for mortgage servicing assets, certain deferred tax assets arising from temporary differences, investments in the capital of unconsolidated financial institutions, resulting in potentially fewer deductions from CET1, together with revisions to the risk-weight treatment for investments in the capital of unconsolidated financial institutions; and (2) simplifying the limits on the amount of a third-party minority interest in a consolidated subsidiary that could be included in regulatory capital. The Simplified Capital Rule also makes technical amendments to, and clarifies certain aspects of, the agencies’ capital rule for non-advanced approaches banking organizations. The Simplified Capital rule is effective on January 1, 2020. Application of the Simplified Capital Rule to our consolidated balance sheet did not have a significant impact on the capital ratios of the Company and the Bank.

EGRRCPA also amended the capital requirements for certain acquisition, development and construction (“ADC”) loans. The Basel III Capital Rule required that an institution risk weight commercial real estate (“CRE”) loans that did not meet certain prerequisites, among them a requirement that a borrower contribute cash or marketable securities or pay development expenses out of pocket equal to at least 15% of the equity in the financed project, at 150%, rather than 100%. EGRRCPA narrowed the scope of ADC loans subject to the higher risk weight in several ways, including a provision that allows a borrower to make the 15% equity contribution in the form of real estate or improvements.

In December 2018, the regulatory agencies approved a final rule to address changes to credit loss accounting, including banking organizations’ implementation of the new Accounting Standards Update (“ASU”) 2016-13 Financial Instruments— Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit losses (“CECL”) methodology. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K for additional information. The final rule provides banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital upon the adoption of ASU 2016-13. In addition, it revises the regulatory capital rule, stress testing rules, disclosure requirements to reflect CECL and amends other regulations that reference credit loss allowances. The final rule is applicable to banking organizations that are subject to the regulatory capital rule, including the Company and the Bank, and is effective on April 1, 2019 upon banking organizations’ adoption of ASU 2016-13.

In December 2017, the Basel Committee on Banking Supervision completed updates to the Basel III Capital Rules, a process sometimes referred to as Basel IV. These changes to the regulatory framework are intended to restore credibility in the calculation of risk weighted assets. Changes potentially applicable to us include: (1) enhancement of the robustness and risk sensitivity of the standardized approaches for credit risk, credit valuation adjustment and operational risk, which will facilitate the comparability of banks’ capital ratios; and (2) constraints on the use of internally modeled approaches. Other changes apply to advanced approaches institutions and global systemically important banks. The Basel Committee on Banking Supervision intends that these standards become effective on January 1, 2022. The federal banking agencies have announced their support for these changes and have said that they will consider appropriate application of these revisions to the regulatory capital rules. Any changes to Basel III Capital Rules that are based on the Basel Committee’s reforms must go through the federal banking agencies’ standard notice-and-comment rulemaking process. The agencies have not begun the process and have not indicated when they may do so.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally is classified in the following categories based on the capital measures indicated:

Risk-Based Capital Ratios
PCA Category	Total Capital	Tier 1 Capital	CET1 Leverage	Tier 1 Leverage
Well capitalized	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized”. “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, cessation of receipt of deposits from correspondent banks and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also permits only “well capitalized” insured depository institutions to accept brokered deposits, but an “adequately capitalized” institution may apply to the FDIC for a waiver of this restriction.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial laws that apply to banking institutions and certain other companies. The CFPB has exclusive authority to examine insured depository institutions with assets exceeding $10 billion (such as the Bank) and their affiliates and may also take enforcement action. The CFPB is focused on:

•	risks to consumers and compliance with federal consumer financial laws when it evaluates the policies and practices of a financial institution;

•	unfair, deceptive, or abusive acts or practices, which the Dodd-Frank Act empowers the CFPB to prevent through rulemaking, enforcement and examination;

•
rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Electronic Fund Transfer Act, Equal Credit Opportunity Act and Fair Credit Billing Act; and

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

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured credit.

The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash or an interest-bearing account at the Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. The Bank is also a member bank and stockholder of the Federal Reserve Bank of San Francisco (“FRB”). As of December 31, 2019, the Bank was in compliance with these requirements.

    Dividends and Other Transfers of Funds

The principal source of income of East West is dividends received from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have an authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regulations, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” or below. It is the Federal Reserve’s policy that bank holding companies should generally pay dividends on common stock only if the organization’s net income available to common stockholders over the past year has been sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that bank holding companies should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that strictly limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulations promulgated by the Federal Reserve limit the types, terms and amounts of these transactions and generally require the transactions to be on an arm's-length basis. In general, these regulations require that “covered transactions” typically transactions that create credit risk for a bank between a subsidiary bank and any one affiliate (e.g., its parent company or the non-bank subsidiaries of the bank holding company) are limited to 10% of the subsidiary bank's capital and surplus and, with respect to the aggregate of all covered transactions with all affiliates, the limit is 20% of the subsidiary bank's capital and surplus. The Dodd-Frank Act treats derivative transactions resulting in credit exposure to an affiliate as covered transactions. In addition, East West and other affiliates may not borrow from, or enter into other credit transactions with the Bank or its operating subsidiaries, unless the loans or other credit transactions are secured by specified amounts of collateral. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

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

Community Reinvestment Act

Under the terms of the CRA as implemented by Federal Reserve regulations, an insured depository institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including the extension of credit to low to moderate-income neighborhoods. When evaluating a bank’s performance under the applicable performance criteria, the FDIC assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance”. The Federal Reserve periodically evaluates the CRA performance of state member banks and takes this performance into account when reviewing applications to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or purchase other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF up to $250,000 for each depositor, per FDIC-insured bank, per ownership category. The DIF is funded mainly through quarterly assessments on member banks. The Dodd-Frank Act revised the FDIC's fund management authority by setting requirements for the Designated Reserve Ratio (reserve ratio or “DRR”) that the DIF must meet and redefining the assessment base, which is used to calculate banks' quarterly assessments. The reserve ratio is the DIF balance divided by estimated insured deposits. The Bank’s DIF quarterly assessment is calculated by multiplying its assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank by the applicable assessment rate. The initial base assessment rate is assigned based on an institution’s capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure. Assessment rates are subject to adjustment from the initial base assessment rate.

In addition to the quarterly assessment, the Bank has in the past been required to pay a quarterly surcharge, along with many other banks. The Dodd-Frank Act established a minimum DRR of 1.35% and required that the FDIC return the reserve ratio to that level by September 30, 2020. In order to do so, the FDIC in 2016 required insured depository institutions with $10 billion or more in total assets, such as the Bank, to pay a quarterly surcharge equal to an annual rate of 4.5 basis points applied to the Bank’s assessment base (with certain adjustments), in addition to regular assessments. The DRR first reached 1.36% in September 2018 which exceeded the statutory required minimum of 1.35%. The temporary surcharge imposed on large banks was lifted on October 1, 2018. As of December 31, 2019, the DRR was 1.41%. The FDIA requires the FDIC's Board to set a target or DRR for the DIF annually. The FDIC views the 2.0% DRR as a long-term goal and the minimum level needed to withstand future crises of the magnitude of past crises. The FDIC has adopted a set of progressively lower assessment rates when the reserve ratios exceeds 2.0% and 2.5%.

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

Privacy and Cybersecurity

Several Federal statutes and regulations require state nonmember banks (and other insured depository institutions) to take several steps to protect nonpublic consumer financial information. The Bank has prepared a privacy policy, which it must disclose to consumers annually. In some cases, the Bank must obtain a consumer's consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank's sharing of information with its affiliates for marketing and certain other purposes. Additional conditions come into play in the Bank's information exchanges with credit reporting agencies. The Bank's privacy practices and the effectiveness of its systems to protect consumer privacy are one of the subjects covered in the Federal Reserve’s periodic compliance examinations.

Consumer data privacy and data protection are also the subject of state laws. For example, on January 1, 2020, the Bank became subject to the California Consumer Privacy Act (“CCPA”). This statute grants consumers several rights, including the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA. The California Attorney General has proposed but not yet finalized regulations to implement the CCPA.

The Federal Reserve pays close attention to the cybersecurity practices of state nonmember banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council, has issued several policy statements and other guidance for banks as new cybersecurity threats arise. FFIEC has recently focused on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber attacks.

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

Employees

As of December 31, 2019, the Company had approximately 3,300 full-time equivalent employees. None of the Company’s employees are subject to a collective bargaining agreement.

Available Information

The Company’s website is https://www.eastwestbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at http://www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Shareholders may also request a copy of any of the above-referenced reports and corporate governance documents free of charge by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

In the course of conducting the Company’s businesses, the Company is exposed to a variety of risks, some of which are inherent in the financial services industry and others which are more specific to the Company’s businesses. The Company’s Enterprise Risk Management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies EWBC’s major risk categories as market risk, capital and liquidity risks, credit risk, operational risk, regulatory, compliance and legal risks, accounting and tax risks, strategic, and reputational risks. The ERM is comprised of senior management of the Company and is headed by the Chief Risk Officer.

The discussion below addresses the most significant factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations and financial condition. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties the Company may face.

Market Risks

Unfavorable general economic, political or industry conditions, either domestically or internationally, may adversely affect our business and operating results. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and Greater China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, deflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer spending, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and Greater China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations. In addition, because the Company’s operations and the collateral securing its real estate lending portfolio are concentrated in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California. Any unfavorable changes in the economic and market conditions could lead to the following risks:

•
the process the Company uses to estimate losses inherent in the Company’s credit exposure requires difficult, subjective and complex judgments, including consideration of how these economic conditions might impair the ability of the borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of the Company’s estimates of losses inherent in the Company’s credit exposure which may, in turn, adversely impact the Company’s operating results and financial condition;

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

•	the value of the AFS investment securities portfolio that the Company holds may be adversely affected by defaults by debtors; and

•	a loss of confidence in the financial services industry, our market sector and the equity markets by investors, placing pressure on the Company’s stock price.

Changes in the U.S. and Greater China trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, financial condition and results of operations. There has been ongoing discussion regarding potential changes to trade policies, legislation, treaties and tariffs between the U.S. and Greater China. Tariffs and retaliatory tariffs have been imposed and proposed. Changes in tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company’s customers import or export could cause the prices of their products to increase and possibly reduce demand and hence may negatively impact the Company’s customer margins and their ability to service debt. The Company may also experience a decrease in the demand for loans and other financial products, or experience a deterioration in the credit quality of the loans extended to the customers whose industry sectors that are most sensitive to the tariffs.

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets. Because many of the Company’s loans are secured by real estate, a decline in real estate markets could impact the Company’s business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particular to California, where a significant portion of the Company’s real estate collateral is located. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and the Company would be more likely to suffer losses on defaulted loans. Furthermore, CRE and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

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

Reforms to and uncertainty regarding LIBOR may adversely affect our business. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR by the end of 2021. This indicates that LIBOR will be discontinued on December 31, 2021. In June 2017, U.S. Federal Reserve Bank's Alternative Reference Rates Committee (“ARRC”) selected the SOFR as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors; and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and plans to publish an index on a daily basis beginning in the first half of 2020. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. Since the volume of our products that are indexed to LIBOR is significant, the transition, if not sufficiently planned for and managed by our cross-functional teams, could adversely affect the Company’s financial condition and results of operations. Although implementation of the SOFR benchmark is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant operational, systems, increased compliance, legal and operational costs. This transition may also result in our customers challenging the determination of their interest payments or entering into fewer transactions or postponing their financing needs, which could reduce the Company’s revenue and adversely impact our business. In addition, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict. Consequently, the impact of these changes on our business and results of operations is difficult to predict.

We face risks associated with international operations. A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes five full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank has two branches in Shanghai, including one in the Shanghai Pilot Free Trade Zone. The Bank also has four representative offices in Greater China located in Beijing, Chongqing, Guangzhou and Xiamen. Our efforts to expand our business in Greater China carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, cross-border trade restrictions or tariffs, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, and financial risks including currency and payment risks. Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, including the recent outbreak of respiratory illness caused by a coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of disease pandemics, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. These could include temporary closures of our branches and offices and reduced consumer spending in the impacted regions or in the U.S., depending upon the severity, globally, which could adversely impact our operating results and the performance of loans to impacted borrowers in Greater China or in the U.S. In addition, a significant outbreak of disease pandemics in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ financial results. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.

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

Capital and Liquidity Risks

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition. The Company and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of January 1, 2020, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with these capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing stocks. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements in this Form 10-K.

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

The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels. Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company’s businesses, results of operations and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed market conditions or realized in a timely fashion.

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, results of operations and financial condition. Credit rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, such as conditions affecting the financial services industry. Severe downgrades in credit ratings could impact our business and reduce the Company’s profitability in different ways, including a reduction in the Company’s access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience a decline in our credit rating, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will be lowered in the future.

Credit Risks

The Company’s allowance for credit losses level may not be adequate to cover actual losses. In accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we maintain an allowance for loan losses to provide for loan defaults and non-performance, and an allowance for unfunded credit commitments which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, expected loss calculations, delinquencies, performing status, the size and composition of the loan portfolio, economic conditions, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.

Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow the borrower to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of allowance for loan losses associated with a modified loan, and this would result in additional provision for loan losses. In addition, we establish a reserve for losses associated with our unfunded credit commitments. The level of the allowance for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our loans held-for-investment portfolio. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to earnings.

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

Operational Risks

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, we rely on our employees and third parties in our ongoing operations, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as wildfires, disease pandemics, earthquakes, tornadoes, hurricanes and floods, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber-attack, information or security breach, or a technology failure of our systems or of a third party’s systems could adversely affect our ability to conduct businesses, manage our exposure to risk or expand our businesses. This could also result in the misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, financial condition, cash flows and liquidity, as well as result in reputational harm. The Company offers various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential in maintaining our clients’ confidence in the Company’s online services. In addition, our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks, including ransomware and malware attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks. Notwithstanding our defensive systems and processes that are designed to prevent security breaches and periodically test the Company’s security. The Company utilizes combination of preventative and detective controls such as Firewalls, Intrusion Detection Systems, Data Loss Prevention, anti-malware, Endpoint Detection and Response solutions to safeguard against cyber-attacks. There is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Failure to mitigate breaches of security, or to comply with frequent imposition of increasingly demanding new and changing industry standards and regulatory requirements, could result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increase security compliance costs, affect the Company’s ability to offer and grow the online services, and could have an adverse effect on the Company’s businesses, results of operations and financial condition. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, incident or security breach to date.

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

Natural disasters and geopolitical events beyond the Company’s control could adversely affect the Company. Natural disasters such as wildfires, earthquakes, extreme weather conditions, hurricanes, floods, disease pandemics and other acts of nature and geopolitical events involving political unrest, terrorism or military conflict could adversely affect the Company’s business operations and those of the Company’s customers and cause substantial damage and loss to real and personal property. For example, California, in which the Company’s operations and the collateral securing its real estate lending portfolio are concentrated, contains active earthquake zones and have been subject to numerous devastating wildfires. These natural disasters and geopolitical events could impair the borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of nonperforming assets, net charge-offs, and provision for loan losses, which could adversely affect the Company’s businesses, results of operations and financial condition.

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

The Company’s controls and procedures could fail or be circumvented. Management regularly reviews and updates the Company’s internal controls, reporting controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of the Company’s controls and procedures, and any failure to comply with regulations related to controls and procedures could adversely affect the Company’s businesses, results of operations and financial condition.

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

Regulatory, Compliance and Legal Risks

Changes in current and future legislation and regulation may require the Company to change its business practices, increase costs, limit the Company’s ability to make investments and generate revenue, or otherwise adversely affect business operations and/or competitiveness. EWBC is subject to extensive regulation under federal and state laws, as well as supervisions and examinations by the DBO, FDIC, Federal Reserve, FHLB, SEC, CFPB, U.S. and State Attorneys General, and other government bodies. Our overseas operations in Greater China are subject to extensive regulation under the laws of those jurisdictions as well as supervision and examinations by financial regulators for those jurisdictions. Moreover, regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect the manner in which EWBC conducts business. In addition, such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

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

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity and currency transaction reports when appropriate. We are also required to ensure our third party vendors adhere to the same laws and regulations. FinCEN is authorized to implement, administer, and enforce compliance with the BSA and associated regulation. It has the authority to impose significant civil money penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the state and federal banking regulators, as well as the Department of Justice, CFPB, Drug Enforcement Administration, and the Internal Revenue Service (“IRS”).

We are also required to comply with U.S. economic and trade sanctions administered by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the U.S. A violation of any anti-corruption or AML laws and regulations could subject us to significant civil and criminal penalties as well as regulatory enforcement actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any violation also could damage our reputation. Any of these results could have a material adverse effect on our business, results of operations, financial condition and future prospects.

We are subject to significant financial and reputational risk arising from lawsuits and other legal proceedings. We face significant risk from lawsuits and claims brought by consumers, borrowers and counterparties. These actions include claims for monetary damages, penalties and fines, as well as demands for injunctive relief. If these lawsuits or claims, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. Although we establish accruals for legal matters when and as required by GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, financial condition, results of operations, and reputation. In addition, we may suffer significant reputational harm as a result of lawsuits and claims, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

Accounting and Tax Risks

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact the Company’s financial statements. The preparation of the Company’s financial statements is based on accounting standards established by the FASB and the SEC. From time to time, these accounting standards may change and such changes may have a material impact on the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, the Company could be required to adopt a new or revised standard retroactively, potentially resulting in restatements to the prior period’s financial statements. ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) issued by the FASB in June 2016, referred to as CECL, requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. The Company adopted ASU 2016-13 on January 1, 2020. For more information related to the impacts of ASU 2016-13, see Note 1 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements — Standards Adopted in 2020 to the Consolidated Financial Statements in this Form 10-K.

The Company’s consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future. Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. Accounting policies related to these estimates and assumptions are critical because they require management to make subjective and complex judgments about matters that are inherently uncertain. If these estimates and assumptions are incorrect, we may be required to restate prior-period financial statements. For a description of these policies, refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Changes to fiscal policies and tax legislation may adversely affect our business. From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on the Company’s businesses, results of operations and financial condition. The Company’s positions or its actions taken prior to such changes, may be compromised by such changes. In addition, the Company’s actions taken in response to, or in reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in adverse financial conditions. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted and made significant changes to the U.S. Internal Revenue Code. The Tax Act reformed a broad range of tax legislation affecting businesses, among other things, reducing the statutory corporate income tax rate from 35% to 21%, limiting on net interest expense deduction and accelerating expensing of investment in certain qualified property. It is possible that the U.S. government could further introduce new tax legislation or amend current tax laws that would adversely affect the Company. In addition, the President’s proposed budget, negotiations with Congress over the details of the budget, and the terms of the approved budget could create uncertainty about the U.S. economy, ultimately having an adverse effect on our business.

The Company’s investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on the Company’s results of operations. The Company invests in certain tax-advantaged investments that support qualified affordable housing projects, community development and renewable energy resources. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. Due diligence review is performed both prior to the initial investment and on an ongoing basis, however, there may be assessments that we failed or were unable to discover or identify in the course of performing due diligence review. The Company is subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The possible inability to realize these tax credits and other tax benefits may have a negative impact on the Company’s financial results. The risk of not being able to realize the tax credits and other tax benefits depends on many factors outside the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed.

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

The price of the Company’s common stock may be volatile or may decline. The price of the Company’s common stock may fluctuate in response to a number of factors that are outside the Company’s control. These factors include, among other things:

•	actual or anticipated quarterly fluctuations in the Company’s results of operations and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	addition or departure of key personnel;

•	fluctuations in the stock price and operating results of the Company’s competitors;

•	general market conditions and, in particular, developments related to market conditions in the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	cyclical fluctuations;

•	trading volume of the Company’s common stock; and

•	anticipated or pending investigations, proceedings or litigation that involve or affect the Company.

Industry factors, general economic and political conditions and events, such as cyber or terrorist attacks, economic downturn or recessions, interest rate changes, credit loss trends, currency fluctuations, changes to trade policies or disease pandemics could also cause our stock price to decline regardless of our operating results. A significant decline in the Company’s stock price could result in substantial losses for stockholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building that it owns. The Company operates in 119 locations in the U.S. and 9 locations in Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen.

As of December 31, 2019, the Bank owns approximately 162 thousand square feet of property at 20 U.S. locations and leases approximately 780 thousand square feet in the remaining U.S. locations. Expiration dates for these leases range from 2020 to 2030, exclusive of renewal options. The Bank leases all of its branches and offices in Greater China, totaling approximately 84 thousand square feet. Expiration dates for these leases range from 2020 to 2022. All properties occupied by the Bank are used across all business segments and for corporate purposes. For further information concerning leases, see Note 10 — Leases to the Consolidated Financial Statements in this Form 10-K.

On an ongoing basis, the Company evaluates its current and projected space requirements and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative properties on similar terms without adversely affecting its operations.

ITEM 3.  LEGAL PROCEEDINGS

See Note 15 — Commitments, Contingencies and Related Party Transactions — Litigation to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “EWBC”. As of January 31, 2020, 145,625,565 shares of the Company’s common stock were held by 737 stockholders of record and by approximately 88,033 additional stockholders whose common stock were held for them in street name or nominee accounts.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 16 — Stock Compensation Plans to the Consolidated Financial Statements and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters presented elsewhere in this report, which are incorporated herein by reference.

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette and Woods NASDAQ Regional Banking Index (“KRX”) over the five-year period through December 31, 2019. The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX is used to align EWBC with those companies of a relatively similar size. This index seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts, and is composed of 50 companies. The graph and table below assume that on December 31, 2014, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act or the Exchange Act.

	December 31,
Index	2014	2015	2016	2017	2018	2019
East West Bancorp, Inc.	$100.00	$109.40	$136.60	$165.80	$120.50	$138.00
KRX	$100.00	$105.90	$147.20	$149.80	$123.60	$153.00
S&P 500 Index	$100.00	$101.40	$113.50	$138.30	$132.20	$173.90

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 17, 2013, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $100.0 million of the Company’s common stock. The Company did not repurchase any shares under this program thereafter, including during 2019 and 2018. Although this program has no stated expiration date, the Company does not intend to repurchase any stock pursuant to this program absent further action of the Company’s Board of Directors.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the BHC Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 125 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and investment securities and interest paid on deposits and other funding sources. As of December 31, 2019, the Company had $44.20 billion in assets and approximately 3,300 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services.

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

Five-Year Summary of Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	2019	2018	2017	2016	2015
Summary of operations:
Interest and dividend income	$1,882,300	$1,651,703	$1,325,119	$1,137,481	$1,053,815
Interest expense	414,487	265,195	140,050	104,843	103,376
Net interest income before provision for credit losses	1,467,813	1,386,508	1,185,069	1,032,638	950,439
Provision for credit losses	98,685	64,255	46,266	27,479	14,217
Net interest income after provision for credit losses	1,369,128	1,322,253	1,138,803	1,005,159	936,222
Noninterest income (1)	209,377	210,909	257,748	182,278	182,779
Noninterest expense	734,588	714,466	661,451	615,249	540,280
Income before income taxes	843,917	818,696	735,100	572,188	578,721
Income tax expense (2)	169,882	114,995	229,476	140,511	194,044
Net income	$674,035	$703,701	$505,624	$431,677	$384,677
Per common share:
Basic earnings	$4.63	$4.86	$3.50	$3.00	$2.67
Diluted earnings	$4.61	$4.81	$3.47	$2.97	$2.66
Dividends declared	$1.06	$0.86	$0.80	$0.80	$0.80
Book value	$34.46	$30.52	$26.58	$23.78	$21.70
Non-GAAP tangible common equity per share (3)	$31.15	$27.15	$23.13	$20.27	$18.15
Weighted-average number of shares outstanding:
Basic	145,497	144,862	144,444	144,087	143,818
Diluted	146,179	146,169	145,913	145,172	144,512
Common shares outstanding at period-end	145,625	144,961	144,543	144,167	143,909
At year end:
Total assets (4)	$44,196,096	$41,042,356	$37,121,563	$34,788,840	$32,350,922
Total loans (4)	$34,778,973	$32,385,464	$29,053,935	$25,526,215	$23,675,706
Investment securities	$3,317,214	$2,741,847	$3,016,752	$3,335,795	$3,773,226
Total deposits, excluding held-for-sale deposits	$37,324,259	$35,439,628	$31,615,063	$29,890,983	$27,475,981
Long-term debt and finance lease liabilities	$152,270	$146,835	$171,577	$186,327	$206,084
FHLB advances	$745,915	$326,172	$323,891	$321,643	$1,019,424
Stockholders’ equity	$5,017,617	$4,423,974	$3,841,951	$3,427,741	$3,122,950
Non-GAAP tangible common equity (3)	$4,535,841	$3,936,062	$3,343,693	$2,922,638	$2,611,919
Head count (full-time equivalent)	3,294	3,196	2,933	2,838	2,804
Performance metrics:
Return on average assets (“ROA”)	1.59%	1.83%	1.41%	1.30%	1.27%
Return on average equity (“ROE”)	14.16%	17.04%	13.71%	13.06%	12.74%
Net interest margin	3.64%	3.78%	3.48%	3.30%	3.35%
Efficiency ratio (5)	43.80%	44.73%	45.84%	50.64%	47.68%
Non-GAAP efficiency ratio (3)	38.43%	39.55%	41.44%	44.21%	41.75%
Credit quality metrics:
Allowance for loan losses	$358,287	$311,322	$287,128	$260,520	$264,959
Allowance for loan losses to loans held-for-investment (4)	1.03%	0.96%	0.99%	1.02%	1.12%
Non-purchased credit-impaired (“PCI”) nonperforming assets to total assets (4)	0.27%	0.23%	0.31%	0.37%	0.40%
Net charge-offs to average loans held-for-investment	0.16%	0.13%	0.08%	0.15%	0.01%
Selected metrics:
Total average equity to total average assets	11.21%	10.72%	10.30%	9.97%	9.95%
Common dividend payout ratio	23.04%	17.90%	23.14%	27.01%	30.21%
Loan-to-deposit ratio (4)	93.18%	91.38%	90.17%	85.40%	86.17%
EWBC capital ratios:
CET1 capital	12.9%	12.2%	11.4%	10.9%	10.5%
Tier 1 capital	12.9%	12.2%	11.4%	10.9%	10.7%
Total capital	14.4%	13.7%	12.9%	12.4%	12.2%
Tier 1 leverage capital	10.3%	9.9%	9.2%	8.7%	8.5%

(1)
Includes $31.5 million of pretax gain recognized from the sale of the DCB branches for 2018. Includes $71.7 million and $3.8 million of pretax gains recognized from the sales of a commercial property in California and EWIS’s insurance brokerage business, respectively, for 2017. Includes changes in FDIC indemnification asset and receivable/payable charges of $38.0 million for 2015. The Company terminated the United Commercial Bank and Washington First International Bank shared-loss agreements during 2015.

(2)
Includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to DC Solar and affiliates (“DC Solar”) tax credit investments during 2019. Includes an additional $41.7 million in income tax expense recognized during 2017 due to the enactment of the Tax Act.

(3)
Tangible common equity, tangible common equity per share and adjusted efficiency ratio are non-GAAP financial measures. For a discussion of these measures, refer to Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-K.

(4)
Total assets and loans held-for-investment include PCI loans of $222.9 million, $308.0 million, $482.3 million, $642.4 million and $970.8 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)	The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

2019 Financial Highlights

Noteworthy items about the Company’s performance for 2019 included:

•
Earnings: 2019 net income was $674.0 million and diluted EPS was $4.61, compared with 2018 net income of $703.7 million and diluted EPS of $4.81. This $29.7 million or 4% decrease in net income was primarily due to increases in income tax expense, provision for credit losses and noninterest expense, partially offset by net interest income growth.

•
Adjusted Earnings: Adjusting for non-recurring items, 2019 non-GAAP net income and non-GAAP diluted EPS were $707.9 million and $4.84, respectively, compared with $681.5 million and $4.66 for 2018, respectively, a year-over-year increase of 4%. During 2019, the Company recorded a $5.4 million net pre-tax impairment charge (equivalent to $3.8 after-tax) and $30.1 million in additional income tax expense to reverse certain previously claimed tax credits related to DC Solar. (Refer to Item 7. MD&A — Results of Operations — Income Taxes in this Form 10-K for a more detailed discussion related to the Company’s investment in DC Solar.) During 2018, the Company recognized a $31.5 million pre-tax gain from the sale of its DCB branches, equivalent to $22.2 million after-tax. (See reconciliations of non-GAAP measures presented under Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-K.)

•
Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $1.68 billion in 2019, compared with $1.60 billion in 2018, an increase of $79.8 million or 5%. This increase was primarily due to an increase in net interest income.

•
Net Interest Income and Net Interest Margin: 2019 net interest income was $1.47 billion, compared with 2018 net interest income of $1.39 billion, an increase of $81.3 million or 6%. 2019 net interest margin of 3.64% contracted by 14 basis points, compared with 2018 net interest margin of 3.78%. Net interest income growth was primarily driven by loan growth, partially offset by a higher cost of deposits.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by revenue, was 43.80% in 2019, an improvement of 93 basis points compared with 44.73% in 2018. Adjusting for non-recurring items, amortization of tax credit and other investments, and the amortization of core deposit intangibles in both 2019 and 2018, non-GAAP efficiency ratio was 38.43% in 2019, a 112 basis point improvement from 39.55% in 2018. (See reconciliations of non-GAAP measures presented under Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-K.)

•
Tax: The 2019 annual effective income tax rate was 20.1%, compared with 14.0% in 2018. The higher effective tax rate in 2019 was primarily due to the $30.1 million reversal of certain previously claimed tax credits related to DC Solar in the second quarter of 2019.

•
Profitability: ROA for 2019 and 2018 were 1.59% and 1.83%, respectively. ROE for 2019 and 2018 were 14.16% and 17.04%, respectively. Adjusting for non-recurring items, non-GAAP ROA was 1.67% for 2019, compared with 1.77% for 2018. For 2019, non-GAAP ROE was 14.87%, compared with 16.50% for 2018. (See reconciliations of non-GAAP measures presented under Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-K.)

•
Loans: Total loans were $34.78 billion as of December 31, 2019, an increase of $2.39 billion or 7% from $32.39 billion as of December 31, 2018. The largest increase in loans was in single-family residential loans, followed by CRE loans.

•
Deposits: Total deposits were $37.32 billion as of December 31, 2019, an increase of $1.88 billion or 5% from $35.44 billion as of December 31, 2018. This increase was primarily due to the $1.15 billion or 13% increase in time deposits.

•
Asset Quality Metrics: The allowance for loan losses was $358.3 million or 1.03% of loans held-for-investment as of December 31, 2019, compared with $311.3 million or 0.96% of loans held-for-investment as of December 31, 2018. Non-PCI nonperforming assets were $121.5 million or 0.27% of total assets as of December 31, 2019, an increase from $93.0 million or 0.23% of total assets as of December 31, 2018. For 2019, net charge-offs were $52.8 million or 0.16% of average loans held-for-investment, compared with $40.1 million or 0.13% of average loans held-for-investment for 2018.

•
Capital Levels: Our capital levels are strong. As of December 31, 2019, all of the Company’s and the Bank’s regulatory capital ratios were well above the required well-capitalized levels. See Item 7. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-K for more information regarding capital.

•
Cash Dividend: Our annual cash dividend on common stock was $1.055 per share in 2019, compared with $0.86 per share in 2018, an increase of $0.195 or 23%. The Company returned $155.1 million and $126.0 million in cash dividends to stockholders during 2019 and 2018, respectively.

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

Net interest income for 2019 was $1.47 billion, an increase of $81.3 million or 6%, compared with $1.39 billion in 2018. The increase in net interest income for 2019 was primarily driven by loan growth and higher loan yields, partially offset by a higher cost of deposits. Net interest income for 2018 was $1.39 billion, an increase of $201.4 million or 17%, compared with $1.19 billion in 2017. The increase in net interest income for 2018 was primarily due to the expansion of loan yields and loan growth, partially offset by a higher cost of funds. Net interest margin for 2019 was 3.64%, a 14 basis point decrease from 3.78% in 2018. Net interest margin for 2018 increased 30 basis points from 3.48% in 2017.

Average loan yield for 2019 was 5.15%, an 18 basis point increase from 4.97% in 2018. Average loan yield in 2018 increased 57 basis points from 4.40% in 2017. The increases in the average loan yield in 2019 and 2018 reflected the upward repricing of the Company’s loan portfolio in response to higher short-term interest rates during the periods. Approximately 64%, 66% and 69% of total loans were variable-rate or hybrid that were in their adjustable rate periods as of December 31, 2019, 2018 and 2017, respectively. The increase in the 2019 average loan yield was primarily due to the higher prime rate during the first half of 2019, which increased the yield on prime-based loans. Approximately 32% of loans were tied to the prime index as of December 31, 2019. Average loans were $33.37 billion in 2019, an increase of $3.14 billion or 10% from $30.23 billion in 2018. Average loans in 2018 increased $2.98 billion or 11% from $27.25 billion in 2017. Loan growth in both 2019 and 2018 was broad-based across single-family residential, commercial and industrial (“C&I”) and CRE loan portfolios.

Average interest-earning assets were $40.32 billion in 2019, an increase of $3.61 billion or 10% from $36.71 billion in 2018. This was primarily due to increases of $3.14 billion in average loans and $441.5 million in average interest-bearing cash and deposits with banks. Average interest-earning assets were $36.71 billion in 2018, an increase of $2.67 billion or 8% from $34.03 billion in 2017. This was primarily due to increases of $2.98 billion in average loans and $367.2 million in average interest-bearing cash and deposits with banks, partially offset by decreases of $417.9 million in average securities purchased under resale agreements (“resale agreements”) and $253.5 million in average investment securities.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits totaled $10.50 billion in 2019, compared with $11.09 billion in 2018, a decrease of $586.9 million or 5%. Average noninterest-bearing demand deposits in 2018 increased $461.8 million or 4% from $10.63 billion in 2017. Average noninterest-bearing demand deposits made up 29%, 33% and 34% of average total deposits in 2019, 2018 and 2017, respectively. Average interest-bearing deposits of $25.54 billion in 2019 increased $3.40 billion or 15% from $22.14 billion in 2018. Average interest-bearing deposits in 2018 increased $1.95 billion or 10% from $20.19 billion in 2017.

The average cost of funds was 1.12%, 0.78% and 0.44% in 2019, 2018 and 2017, respectively. The year-over-year increases in the average cost of funds were primarily due to increases in the cost of interest-bearing deposits. The average cost of interest-bearing deposits increased 41 basis points to 1.47% in 2019, and 48 basis points to 1.06% in 2018, up from 0.58% in 2017. Other sources of funding included in the calculation of the average cost of funds primarily consist of FHLB advances, long-term debt and securities sold under repurchase agreements (“repurchase agreements”).

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,050,954	$66,760	2.19%	$2,609,463	$54,804	2.10%	$2,242,256	$33,390	1.49%
Resale agreements (1)	969,384	27,819	2.87%	1,020,822	29,328	2.87%	1,438,767	32,095	2.23%
Investment securities (2)(3)	2,850,476	67,838	2.38%	2,773,152	60,911	2.20%	3,026,693	58,670	1.94%
Loans (4)(5)	33,373,136	1,717,415	5.15%	30,230,014	1,503,514	4.97%	27,252,756	1,198,440	4.40%
Restricted equity securities	76,854	2,468	3.21%	73,691	3,146	4.27%	73,593	2,524	3.43%
Total interest-earning assets	$40,320,804	$1,882,300	4.67%	$36,707,142	$1,651,703	4.50%	$34,034,065	$1,325,119	3.89%
Noninterest-earning assets:
Cash and due from banks	471,060			445,768			395,092
Allowance for loan losses	(330,125)			(298,600)			(272,765)
Other assets	2,023,146			1,688,259			1,631,221
Total assets	$42,484,885			$38,542,569			$35,787,613
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (6)	$5,244,867	$58,168	1.11%	$4,477,793	$34,657	0.77%	$3,951,930	$18,305	0.46%
Money market deposits (6)	8,220,236	111,081	1.35%	7,985,526	83,696	1.05%	8,026,347	44,181	0.55%
Saving deposits (6)	2,118,060	9,626	0.45%	2,245,644	8,621	0.38%	2,369,398	6,431	0.27%
Time deposits (6)	9,961,289	196,927	1.98%	7,431,749	107,778	1.45%	5,838,382	47,474	0.81%
Federal funds purchased and other short-term borrowings	44,881	1,763	3.93%	32,222	1,398	4.34%	34,546	1,003	2.90%
FHLB advances	592,257	16,697	2.82%	327,435	10,447	3.19%	391,480	7,751	1.98%
Repurchase agreements (1)	74,926	13,582	18.13%	50,000	12,110	24.22%	140,000	9,476	6.77%
Long-term debt and finance lease liabilities	152,445	6,643	4.36%	159,185	6,488	4.08%	178,882	5,429	3.03%
Total interest-bearing liabilities	$26,408,961	$414,487	1.57%	$22,709,554	$265,195	1.17%	$20,930,965	$140,050	0.67%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (6)	10,502,618			11,089,537			10,627,718
Accrued expenses and other liabilities	812,461			612,656			541,717
Stockholders’ equity	4,760,845			4,130,822			3,687,213
Total liabilities and stockholders’ equity	$42,484,885			$38,542,569			$35,787,613
Interest rate spread			3.10%			3.33%			3.22%
Net interest income and net interest margin		$1,467,813	3.64%		$1,386,508	3.78%		$1,185,069	3.48%

(1)
Average balances of resale and repurchase agreements are reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.65%, 2.63% and 2.19% for 2019, 2018 and 2017, respectively. The weighted-average interest rates of gross repurchase agreements were 4.74%, 4.46% and 3.48% for 2019, 2018 and 2017, respectively.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(3)	Includes the amortization of premiums on investment securities of $10.9 million, $16.1 million and $21.2 million for 2019, 2018 and 2017, respectively.

(4)	Average balances include nonperforming loans and loans held-for-sale.

(5)
Includes the accretion of net deferred loan fees, unearned fees, ASC 310-30 discounts and amortization of premiums, which totaled $36.8 million, $39.2 million and $30.8 million for 2019, 2018 and 2017, respectively.

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

($ in thousands)	Year Ended December 31,
	2019 vs. 2018			2018 vs. 2017
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$11,956	$9,584	$2,372	$21,414	$6,108	$15,306
Resale agreements	(1,509)	(1,476)	(33)	(2,767)	(10,671)	7,904
Investment securities	6,927	1,734	5,193	2,241	(5,167)	7,408
Loans	213,901	160,392	53,509	305,074	138,724	166,350
Restricted equity securities	(678)	130	(808)	622	3	619
Total interest and dividend income	$230,597	$170,364	$60,233	$326,584	$128,997	$197,587
Interest-bearing liabilities:
Checking deposits	$23,511	$6,666	$16,845	$16,352	$2,706	$13,646
Money market deposits	27,385	2,526	24,859	39,515	(226)	39,741
Saving deposits	1,005	(511)	1,516	2,190	(351)	2,541
Time deposits	89,149	43,130	46,019	60,304	15,579	44,725
Federal funds purchased and other short-term borrowings	365	507	(142)	395	(71)	466
FHLB advances	6,250	7,590	(1,340)	2,696	(1,432)	4,128
Repurchase agreements	1,472	5,028	(3,556)	2,634	(9,226)	11,860
Long-term debt	155	(282)	437	1,059	(648)	1,707
Total interest expense	$149,292	$64,654	$84,638	$125,145	$6,331	$118,814
Change in net interest income	$81,305	$105,710	$(24,405)	$201,439	$122,666	$78,773

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change
Lending fees	$63,670	$59,758	$58,395	7%	2%
Deposit account fees	38,648	39,176	40,299	(1)%	(3)%
Foreign exchange income	26,398	21,259	9,908	24%	115%
Wealth management fees	16,668	13,785	13,974	21%	(1)%
Interest rate contracts and other derivative income	39,865	18,980	17,671	110%	7%
Net gains on sales of loans	4,035	6,590	8,870	(39)%	(26)%
Net gains on sales of AFS investment securities	3,930	2,535	8,037	55%	(68)%
Net gains on sales of fixed assets	114	6,683	77,388	(98)%	(91)%
Net gain on sale of business	—	31,470	3,807	(100)%	NM
Other investment income	5,249	1,207	3,903	335%	(69)%
Other income	10,800	9,466	15,496	14%	(39)%
Total noninterest income	$209,377	$210,909	$257,748	(1)%	(18)%

NM — Not meaningful

Noninterest income represented 12%, 13% and 18% of total revenue for 2019, 2018 and 2017, respectively. 2019 noninterest income was $209.4 million, a decrease of $1.5 million or 1%, compared with $210.9 million in 2018. This decrease was primarily due to a decrease in net gain on sale of business and a decrease in net gains on sales of fixed assets, partially offset by increases in interest rate contracts and other derivative income, and foreign exchange income. 2018 noninterest income was $210.9 million, a decrease of $46.8 million or 18%, compared with $257.7 million in 2017. This decrease was primarily due to decreases in net gains on sales of fixed assets, other income, and net gains on sales of AFS investment securities, partially offset by increases in net gain on sale of business and foreign exchange income.

Foreign exchange income increased $5.1 million or 24% to $26.4 million in 2019, primarily driven by an increased volume of foreign exchange transactions, partially offset by revaluation losses of certain foreign currency-denominated balance sheet items. The $11.4 million or 115% increase in foreign exchange income to $21.3 million in 2018 was primarily due to the favorable revaluation of certain foreign currency-denominated balance sheet items, partially offset by a decrease in foreign exchange derivative gains.

Interest rate contracts and other derivative income increased $20.9 million or 110% to $39.9 million in 2019, which primarily reflected strong customer demand for interest rate swaps in response to the inverted yield curve and overall low level of interest rates. This increase was partially offset by the fair value changes of the interest rate derivative contracts that were primarily driven by the decline in long-term interest rates. The $1.3 million or 7% increase in interest rate contracts and other derivative income from $17.7 million in 2017 to $19.0 million in 2018 was primarily related to energy commodity contracts which the Bank began offering during the year.

Net gains on sales of AFS investment securities increased $1.4 million or 55% to $3.9 million in 2019, and decreased $5.5 million or 68% from $8.0 million in 2017 to $2.5 million in 2018. These changes were primarily due to the quantities of AFS investment securities sold each year.

Net gains on sales of fixed assets decreased to $114 thousand in 2019, down from $6.7 million in 2018. This was due to the Company’s adoption of ASU 2016-02, Leases (Topic 842) on January 1, 2019, under which deferred gains on sale and leaseback transactions were no longer amortized to gain on sales of fixed assets in 2019. In 2017, net gains on sales of fixed assets included the $71.7 million pre-tax gain recognized from the sale of a commercial property in California. During 2017, East West Bank completed the sale and leaseback of a commercial property in California for cash consideration of $120.6 million and entered into a lease agreement for part of the property, consisting of a retail branch and office facilities.

Net gain on sale of business in 2018 reflected the $31.5 million pre-tax gain recognized from the sale of the Bank’s eight DCB branches while the net gain on sale of business in 2017 reflected the $3.8 million pre-tax gain recognized from the sale of the EWIS insurance brokerage business, as discussed in Note 2 — Dispositions to the Consolidated Financial Statements in this Form 10-K.

Other income increased $1.3 million or 14% to $10.8 million in 2019, primarily due to interest earned on cash collateral. The $6.0 million or 39% decrease in other income to $9.5 million in 2018 was primarily due to a decrease in rental income due to the aforementioned sale of the commercial property in California.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2019	2018	2017	2019 vs. 2018 % Change	2018 vs. 2017 % Change
Compensation and employee benefits	$401,700	$379,622	$335,291	6%	13%
Occupancy and equipment expense	69,730	68,896	64,921	1%	6%
Deposit insurance premiums and regulatory assessments	12,928	21,211	23,735	(39)%	(11)%
Legal expense	8,441	8,781	11,444	(4)%	(23)%
Data processing	13,533	13,177	12,093	3%	9%
Consulting expense	9,846	11,579	14,922	(15)%	(22)%
Deposit related expense	14,175	11,244	9,938	26%	13%
Computer software expense	26,471	22,286	18,183	19%	23%
Other operating expense	92,249	88,042	82,974	5%	6%
Amortization of tax credit and other investments	85,515	89,628	87,950	(5)%	2%
Total noninterest expense	$734,588	$714,466	$661,451	3%	8%

2019 noninterest expense was $734.6 million, an increase of $20.1 million or 3%, compared with $714.5 million in 2018. This increase was primarily due to increases in compensation and employee benefits, computer software expense, deposit related expenses and other operating expense, partially offset by lower deposit insurance premiums and regulatory assessments and a decrease in amortization of tax credit and other investments. 2018 noninterest expense of $714.5 million, increased $53.0 million or 8%, compared with $661.5 million in 2017. This increase was primarily due to increases in compensation and employee benefits, other operating expense and computer software expense.

Compensation and employee benefits increased $22.1 million or 6% to $401.7 million in 2019 from $379.6 million in 2018, and increased $44.3 million or 13% from $335.3 million in 2017. These increases were primarily attributable to the annual employee merit increases and staffing growth to support the Company’s growing business. The larger increase in 2018, compared with 2017, was primarily due to an increase in stock-based compensation and severance costs recognized in 2018 as a result of the departure of one of the Company’s executives.

Deposit insurance premiums and regulatory assessments decreased $8.3 million or 39% to $12.9 million in 2019, and decreased $2.5 million or 11% to $21.2 million in 2018. These decreases were primarily due to lower FDIC assessment rates. Effective October 1, 2018, the FDIC eliminated the temporary surcharge applied on the larger banks’ assessment base.

Computer software expense increased $4.2 million or 19% to $26.5 million in 2019, and increased $4.1 million or 23% to $22.3 million in 2018. The increases in both 2019 and 2018 were due to new system implementations and software upgrades to support the Company’s growing business.

Other operating expense primarily consists of marketing, travel, telecommunication and postage expenses, charitable contributions, loan related expenses and other miscellaneous expense categories. The $4.2 million or 5% increase to $92.2 million in 2019, was primarily due to an increase in marketing expense and a decrease in gains on sale of other real estate owned (“OREO”), partially offset by a decrease in charitable contributions. Other operating expense increased $5.1 million or 6% to $88.0 million in 2018 primarily due to increases in charitable contributions, marketing, travel, and telecommunication and postage expenses, partially offset by an increase in gains on sale of OREO.

Amortization of tax credit and other investments decreased $4.1 million or 5% from $89.6 million in 2018 to $85.5 million in 2019. This decrease in 2019 compared with 2018, was primarily due to fewer tax credit investments placed in service during 2019, partially offset by $7.6 million of OTTI charges related to five historic tax credit investments and a CRA investment and the $5.4 million net write-off of the DC Solar tax credit investments. The $1.7 million or 2% increase in amortization of tax credit and other investments to $89.6 million in 2018, compared with 2017, was primarily due to an increase in renewable energy tax credit investments placed in service in 2018, partially offset by a reduction in historical tax credit investments.

Income Taxes

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Income before income taxes	$843,917	$818,696	$735,100
Income tax expense	$169,882	$114,995	$229,476
Effective tax rate	20.1%	14.0%	31.2%

The increase in 2019 effective tax rate and income tax expense, compared with 2018, was primarily due to $30.1 million of income tax expense recorded to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar, as well as $14.7 million decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects as further discussed below. Excluding the $30.1 million income tax expense, 2019 non-GAAP effective tax rate was 16.6%. The 2018 effective tax rate of 14.0%, compared to 2017 effective tax rate of 31.2%, reflected the reduction of the U.S. federal income tax rate from 35% in 2017 to 21% in 2018 as a result of the Tax Act enactment in December 2017. GAAP requires companies to recognize the effect of tax law changes on deferred tax assets and liabilities and other recognized assets in the period of enactment. During the year ended December 31, 2017, the Company recorded $41.7 million in income tax expense related to the impact of the Tax Act, of which this amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as the remeasurements of tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million, resulting in an effective tax rate of 31.2% during 2017. Excluding the $41.7 million in income tax expense related to the impact of the Tax Act, 2017 non-GAAP effective tax rate was 25.5%. See reconciliations of non-GAAP measures presented under Item 7. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-K. In December 2017, the SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”). SAB 118 allows the recording of a provisional estimate to reflect the income tax impact of the U.S. tax legislation and provides a measurement period up to one year from the enactment date. During 2018, management finalized its assessment of the initial impact of the Tax Act, which resulted in an increase in income tax expense by $985 thousand during the same period ensuing from the remeasurements of deferred tax assets and liabilities. The overall impact of the Tax Act was a one-time increase in income tax expense of $42.7 million.

Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets decreased $11.2 million or 9% to $106.5 million as of December 31, 2019, compared with $117.6 million as of December 31, 2018, mainly attributable to the decreases in tax credit carryover and unrealized loss on securities, offset by the write-off of deferred tax liabilities related to DC Solar.

A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. To determine whether a valuation allowance is needed, the Company considers evidence such as the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. The Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more-likely-than-not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses (“NOL”) carryforwards. For states other than California, Georgia, Massachusetts and New York, because management believes that the state NOL carryforwards may not be fully utilized, a valuation allowance of $21 thousand and $128 thousand was recorded for such carryforwards as of December 31, 2019 and 2018, respectively. For additional details on the components of net deferred tax assets, see Note 14 — Income Taxes to the Consolidated Financial Statements.

Impact of Investment in DC Solar Tax Credit Funds

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. DC Solar had its assets frozen in December 2018 and filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar might not have existed.

During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded at that time that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. During the fourth quarter of 2019, the Company recorded a $1.6 million pre-tax impairment recovery related to DC Solar. There were no balances recorded in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of December 31, 2019 and December 31, 2018. More discussion on the Company’s impairment evaluation and monitoring process of tax credit investments is provided in Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. The Company received a “should” level legal opinion from an external law firm supporting the legal structure of these investments for tax credit purposes. A subsequent measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the latest quarterly reporting date. A change in judgment that results in a subsequent derecognition or change in measurement of a tax position is recognized as a discrete item in the period in which the change occurs.

Investors in DC Solar funds, including the Company, received tax credits for making renewable energy investments. Between 2014 and 2018, the Company had invested in four DC Solar energy tax credit funds and claimed tax credits of approximately $53.9 million, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact of $48.2 million to the Consolidated Financial Statements.

The Company, in coordination with other fund investors, engaged an unaffiliated third party inventory firm to investigate the actual number of mobile solar generators in existence. Based on the inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Based on the inventory information, as well as management’s best judgments regarding the future settlement of the related tax positions with the IRS, the Company concluded that a portion of the previously claimed tax credits would be recaptured. During the year ended December 31, 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense. The Company continues to conduct an ongoing investigation related to this matter. For additional information on the risks surrounding the Company’s investments in tax-advantaged projects, see Item 1A. Risk Factors in this Form 10-K. Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets decreased $11.2 million or 9% to $106.5 million as of December 31, 2019, compared to $117.6 million as of December 31, 2018, mainly attributable to a decrease in tax credit carryforwards. For additional details on the components of net deferred tax assets, see Note 14 — Income Taxes to the Consolidated Financial Statements.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers and the related products and services provided, and reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 21 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level at the time of accrual. For comparability, segment information for the years ended December 31, 2018 and 2017 have been restated to conform to the current presentation. During the third quarter of 2019, the Company enhanced its funds transfer pricing (“FTP”) methodology related to deposits by setting a minimum floor rate for the FTP credits for deposits in consideration of the flattened and inverted yield curve. This methodology has been retrospectively applied to segment financial results throughout the year of 2019. This change in FTP methodology related to deposits had no impact on 2018 and 2017 segment results.

The following tables present the selected segment information in 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$696,551	$651,413	$119,849	$1,467,813
Provision for credit losses	14,178	84,507	—	98,685
Noninterest income	57,920	134,622	16,835	209,377
Noninterest expense	343,001	263,064	128,523	734,588
Segment income before income taxes	397,292	438,464	8,161	843,917
Segment net income	$284,161	$313,833	$76,041	$674,035
Average loans	$10,647,814	$22,725,322	$—	$33,373,136
Average deposits	$25,124,827	$8,591,285	$2,330,958	$36,047,070

($ in thousands)	Year Ended December 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$727,215	$605,650	$53,643	$1,386,508
Provision for credit losses	9,364	54,891	—	64,255
Noninterest income	85,607	110,287	15,015	210,909
Noninterest expense	341,396	237,520	135,550	714,466
Segment income (loss) before income taxes	462,062	423,526	(66,892)	818,696
Segment net income	$330,683	$303,553	$69,465	$703,701
Average loans	$9,469,764	$20,760,250	$—	$30,230,014
Average deposits	$24,700,474	$6,897,424	$1,632,351	$33,230,249

($ in thousands)	Year Ended December 31, 2017
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$590,821	$553,817	$40,431	$1,185,069
Provision for credit losses	1,812	44,454	—	46,266
Noninterest income	54,451	110,089	93,208	257,748
Noninterest expense	323,318	200,153	137,980	661,451
Segment income (loss) before income taxes	320,142	419,299	(4,341)	735,100
Segment net income	$187,571	$246,404	$71,649	$505,624
Average loans	$8,107,502	$19,145,254	$—	$27,252,756
Average deposits	$24,647,741	$4,893,341	$1,272,693	$30,813,775

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management, and foreign exchange services.

The Consumer and Business Banking segment reported net income of $284.2 million in 2019, compared with $330.7 million in 2018. The $46.5 million or 14% decrease in segment income reflected decreases in net interest income before provision for credit losses and noninterest income, partially offset by a decrease in income tax expense. Net interest income before provision for credit losses for this segment was $696.6 million in 2019, a decrease of $30.7 million or 4%, compared with $727.2 million in 2018. This decrease was primarily due to an increase in deposit cost of funds, partially offset by the impact of loan growth. Noninterest income was $57.9 million in 2019, a decrease of $27.7 million or 32%, compared with $85.6 million in 2018. Noninterest income in 2018 included a pre-tax gain of $31.5 million recognized in 2018 from the sale of the Bank’s eight DCB branches. Excluding the impact of this non-recurring item, Consumer and Business Banking’s noninterest income in 2019 increased $3.8 million or 7% from $54.1 million in 2018. The decrease in income tax expense reflected the decrease in segment income before income taxes between 2019 and 2018. Average loans for this segment was $10.65 billion in 2019, an increase of $1.18 billion or 12% from $9.47 billion in 2018, which was primarily driven by an increase in single-family residential loans. Average deposits for this segment was $25.12 billion in 2019, which remained relatively flat as compared with average deposits of $24.7 billion in 2018.

The Consumer and Business Banking segment reported net income of $330.7 million in 2018, compared with $187.6 million in 2017. The $143.1 million or 76% increase in segment net income reflected increases in net interest income before provision for credit losses and noninterest income, partially offset by an increase in noninterest expense. Net interest income before provision for credit losses was $727.2 million in 2018, an increase of $136.4 million or 23%, compared with $590.8 million in 2017. This increase was primarily attributable to higher FTP credits received for deposits, partially offset by the impact of an increase in deposit cost of funds. Noninterest income was $85.6 million in 2018, an increase of $31.2 million or 57%, compared with $54.5 million in 2017. Excluding the impact of the aforementioned non-recurring sale of the Bank’s eight DCB branches, noninterest income in 2018 remained relatively flat compared with 2017. Noninterest expense was $341.4 million in 2018, an increase of $18.1 million or 6%, compared with $323.3 million in 2017. The increase was primarily due to an increase in compensation and employee benefits driven by increased investment in human capital and technology. Average loans for this segment were $9.47 billion in 2018, an increase of $1.36 billion or 17% from $8.11 billion in 2017, which was primarily driven by an increase in single-family residential loans. Average deposits for this segment were $24.70 billion in 2018 which remained relatively flat as compared with average deposits of $24.65 billion in 2017.

Commercial Banking

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction lending, affordable housing loans and letters of credit, asset-based lending, and equipment financings. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The Commercial Banking segment reported net income of $313.8 million in 2019, compared with $303.6 million in 2018. The $10.3 million or 3% increase in segment net income reflected increases in net interest income before provision for credit losses and noninterest income, partially offset by increases in provision for credit losses and noninterest expense. Net interest income before provision for credit loss was $651.4 million in 2019, an increase of $45.7 million or 8%, compared with $605.7 million in 2018. This increase was primarily due to loan growth. Noninterest income was $134.6 million in 2019, an increase of $24.3 million or 22%, compared with $110.3 million in 2018. This increase was mainly attributable to an increase in interest rate contracts and other derivative income driven by strong customer demand for interest rate swaps. Provision for credit losses was $84.5 million in 2019, an increase of $29.6 million or 54%, compared with $54.9 million in 2018. This increase was primarily due to loan portfolio growth, increased charge-offs, and a downward migration in the credit risk ratings of C&I loans. Noninterest expense was $263.1 million in 2019, an increase of $25.6 million or 11%, compared with $237.5 million in 2018. The increase was primarily due to increases in compensation and employee benefits driven by increased investments in human capital to support the business growth. Average Loans for this segment were $22.73 billion in 2019, an increase of $1.97 billion or 9% from $20.76 billion in 2018, which was primarily driven by growth in C&I and CRE loans. Average deposits for this segment was $8.59 billion in 2019, an increase of $1.69 billion or 25% from $6.90 billion in 2018, which was primarily driven by growth in time deposits and interest-bearing checking deposits.

The Commercial Banking segment reported net income of $303.6 million in 2018, compared with $246.4 million in 2017. The $57.2 million or 23% increase in segment net income reflected a decrease in income tax expense and an increase in net interest income before provision for credit losses, partially offset by an increase in noninterest expense. The decrease in income tax expense was primarily due to the decrease of the effective income tax rate as a result of the enactment of the Tax Act. Net interest income before provision for credit losses was $605.7 million in 2018, an increase of $51.9 million or 9%, compared with $553.8 million in 2017. This increase was primarily attributable to loan growth and higher FTP credits received for deposits, partially offset by higher FTP charges on loans. Noninterest expense was $237.5 million in 2018, an increase of $37.3 million or 19% from $200.2 million in 2017. The increase was primarily due to increases in compensation and employee benefits driven by increased investments in human capital. Average loans for this segment were $20.76 billion in 2018, an increase of $1.61 billion or 8% from $ 19.15 billion in 2017, which was primarily driven by increases in CRE and C&I loans. Average deposits for this segment was $6.90 billion in 2018, an increase of $2.01 billion or 41% from $4.89 billion in 2017, which was primarily driven by growth in noninterest-bearing demand deposits, money market accounts and time deposits.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, the Consumer and Business Banking and the Commercial Banking segments.

The Other segment reported segment income before income taxes of $8.2 million and segment net income of $76.0 million in 2019, reflecting an income tax benefit of $67.9 million. The Other segment reported segment loss before income taxes of $66.9 million and segment net income of $69.5 million in 2018, reflecting income tax benefit of $136.4 million. The increase in segment income before income taxes between 2019 and 2018 was primarily driven by an increase in net interest income before provision for credit losses and a decrease in noninterest expense. Net interest income before provision for credit loss was $119.8 million in 2019, an increase of $66.2 million or 123%, compared with $53.6 million in 2018. This increase reflected an increase in the net spread between the total internal FTP charges for loans and the total internal FTP credits for deposits, which widened due to the flattened and inverted yield curve in 2019. Noninterest expense was $128.5 million in 2019, a decrease of $7.0 million or 5%, compared with $135.6 million in 2018, primarily due to a decrease in compensation and employee benefits. This decrease reflected a one-time stock-based compensation and severance expense recognized in 2018.

The Other segment reported segment loss before income taxes of $66.9 million and segment net income of $69.5 million in 2018, reflecting income tax benefit of $136.4 million. The Other segment reported segment loss before income taxes of $4.3 million and segment net income of $71.6 million in 2017, reflecting income tax benefit of $76.0 million. This change in segment loss before income taxes was primarily driven by a decrease in noninterest income, partially offset by an increase in net interest income before provision for credit loss. Noninterest income was $15.0 million in 2018, a decrease of $78.2 million or 84%, compared with $93.2 million in 2017. Noninterest income in 2017 included a pre-tax gain of $71.7 million from the sale of a commercial property in California. Excluding the impact of this nonrecurring item, noninterest income for this segment decreased $6.5 million or 30% during 2018. This $6.5 million decrease was primarily driven by decreases in rental income and lower net gains on sales of AFS investment securities, partially offset by an increase in foreign exchange income due to remeasurement of balance sheet items denominated in foreign currencies. Net interest income before provision for credit loss was $53.6 million in 2018, an increase of $13.2 million or 33%, compared with $40.4 million in 2017. This increase reflected an increase in the net spread between the total internal FTP charges for loans and the total internal FTP credits for deposits provided to the Consumer and Business Banking and Commercial Banking segments.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking, as well as the Commercial Banking segments by applying segment effective tax rates to the segment income before income taxes.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between December 31, 2019 and 2018:

Selected Consolidated Balance Sheet Data

($ in thousands)	December 31,		Change
	2019	2018	$	%
ASSETS
Cash and cash equivalents	$3,261,149	$3,001,377	$259,772	9%
Interest-bearing deposits with banks	196,161	371,000	(174,839)	(47)%
Resale agreements	860,000	1,035,000	(175,000)	(17)%
AFS investment securities, at fair value	3,317,214	2,741,847	575,367	21%
Restricted equity securities, at cost	78,580	74,069	4,511	6%
Loans held-for-sale	434	275	159	58%
Loans held-for-investment (net of allowance for loan losses of $358,287 in 2019 and $311,322 in 2018)	34,420,252	32,073,867	2,346,385	7%
Investments in qualified affordable housing partnerships, net	207,037	184,873	22,164	12%
Investments in tax credit and other investments, net	254,140	231,635	22,505	10%
Premises and equipment	118,364	119,180	(816)	(1)%
Goodwill	465,697	465,547	150	0%
Operating lease right-of-use assets	99,973	—	99,973	100%
Other assets	917,095	743,686	173,409	23%
TOTAL	$44,196,096	$41,042,356	$3,153,740	8%
LIABILITIES
Noninterest-bearing	$11,080,036	$11,377,009	$(296,973)	(3)%
Interest-bearing	26,244,223	24,062,619	2,181,604	9%
Total deposits	37,324,259	35,439,628	1,884,631	5%
Short-term borrowings	28,669	57,638	(28,969)	(50)%
FHLB advances	745,915	326,172	419,743	129%
Repurchase agreements	200,000	50,000	150,000	300%
Long-term debt and finance lease liabilities	152,270	146,835	5,435	4%
Operating lease liabilities	108,083	—	108,083	100%
Accrued expenses and other liabilities	619,283	598,109	21,174	4%
Total liabilities	39,178,479	36,618,382	2,560,097	7%
STOCKHOLDERS’ EQUITY	5,017,617	4,423,974	593,643	13%
TOTAL	$44,196,096	$41,042,356	$3,153,740	8%

As of December 31, 2019, total assets were $44.20 billion, an increase of $3.15 billion or 8% from December 31, 2018, primarily due to loan growth and an increase in AFS investment securities. The loan growth was primarily driven by strong increases in single-family residential and CRE loans. These increases were partially offset by decreases in resale agreements and interest-bearing deposits with banks.

As of December 31, 2019, total liabilities were $39.18 billion, an increase of $2.56 billion or 7% from December 31, 2018, primarily due to an increase in deposits, which was largely driven by an increase in time deposits.

As of December 31, 2019, total stockholders’ equity was $5.02 billion, an increase of $593.6 million or 13% from December 31, 2018. This increase was primarily due to $674.0 million in net income and a $39.8 million increase in accumulated other comprehensive income, partially offset by $155.3 million of cash dividends declared on common stock.

Investment Securities

The Company maintains an investment securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s AFS investment securities provide:

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

Available-for-Sale Investment Securities

As of December 31, 2019 and 2018, the Company’s AFS investment securities portfolio was primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, foreign bonds and U.S. Treasury securities. The portfolio also included collateralized loan obligations (“CLOs”) as of December 31, 2019. Investment securities classified as AFS are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value of AFS investment securities by major categories as of December 31, 2019, 2018 and 2017:

($ in thousands)	December 31,
	2019		2018		2017
	Amortized Cost (1)	Fair Value (1)	Amortized Cost (1)	Fair Value (1)	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury securities	$177,215	$176,422	$577,561	$564,815	$651,395	$640,280
U.S. government agency and U.S. government sponsored enterprise debt securities	584,275	581,245	219,485	217,173	206,815	203,392
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities	1,598,261	1,607,368	1,377,705	1,355,296	1,528,217	1,509,228
Municipal securities	101,621	102,302	82,965	82,020	99,636	99,982
Non-agency mortgage-backed securities	133,439	135,098	35,935	35,983	9,136	9,117
Corporate debt securities	11,250	11,149	11,250	10,869	37,585	37,003
Foreign bonds (1)	354,481	354,172	489,378	463,048	505,396	486,408
Asset-backed securities	66,106	64,752	12,621	12,643	—	—
CLOs	294,000	284,706	—	—	—	—
Other securities (2)	—	—	—	—	31,887	31,342
Total AFS investment securities	$3,320,648	$3,317,214	$2,806,900	$2,741,847	$3,070,067	$3,016,752

(1)
There were no securities of a single non-governmental agency issuer that exceeded 10% of stockholder’s equity as of December 31, 2019. As of December 31, 2018, securities issued by the International Bank for Reconstruction and Development with an amortized cost of $474.9 million and a fair value of $448.6 million, exceeded 10% of stockholders’ equity.

(2)
Other securities are comprised of mutual funds, which are equity securities with readily determinable fair value. Prior to the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, these securities were reported as AFS investment securities with changes in fair value recorded in other comprehensive income (loss). Upon adoption of ASU 2016-01, which became effective January 1, 2018, these securities were reclassified from AFS investment securities, at fair value to Investments in tax credit and other investments, net, on the Consolidated Balance Sheet with changes in fair value recorded in net income.

The fair value of AFS investment securities totaled $3.32 billion as of December 31, 2019, compared with $2.74 billion as of December 31, 2018. The $575.4 million or 21% increase was primarily attributable to purchases of U.S. government agency and U.S. government sponsored enterprise debt securities, U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and CLOs, partially offset by the sales, repayments and redemptions of U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and U.S. government agency and U.S. government sponsored enterprise debt securities, and maturities and sales of U.S. Treasury securities.

The Company’s investment securities portfolio had an effective duration of 3.1 years as of December 31, 2019, which shortened from 4.1 years as of December 31, 2018, primarily due to the decline in interest rates. As of December 31, 2019 and 2018, 97% and 99%, respectively, of the carrying value of the investment securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized statistical rating organizations. Credit ratings of BBB- or higher by S&P and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

The Company’s AFS investment securities are carried at fair value with changes in fair value reflected in Other comprehensive income (loss) unless a security is deemed to be OTTI. Net unrealized losses on AFS investment securities were $3.4 million as of December 31, 2019, which improved from net unrealized losses of $65.1 million as of December 31, 2018. This change was primarily due to the decrease in interest rates. Gross unrealized losses on AFS investment securities totaled $23.2 million as of December 31, 2019, compared with $70.8 million as of December 31, 2018. Of the securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2019 and 2018, classified primarily based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. As of December 31, 2019, the Company had no intention to sell securities with unrealized losses and believed it was more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost.

The Company assesses individual securities for OTTI for each reporting period. There were no OTTI credit losses recognized in earnings for both 2019 and 2018. For a complete discussion and disclosure related to the Company’s investment securities, see Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-K.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s investment securities as of December 31, 2019 and 2018. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

	December 31,
($ in thousands)	2019			2018
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS investment securities:
U.S. Treasury securities:
Maturing in one year or less	$—	$—	—%	$50,134	$49,773	1.08%
Maturing after one year through five years	177,215	176,422	1.33%	527,427	515,042	1.69%
Total	177,215	176,422	1.33%	577,561	564,815	1.64%
U.S. government agency and U.S. government sponsored enterprise debt securities:
Maturing in one year or less	328,628	326,341	2.62%	26,955	26,909	3.51%
Maturing after one year through five years	158,490	156,431	2.69%	10,181	10,037	2.18%
Maturing after five years through ten years	44,908	45,189	2.38%	114,771	113,812	2.30%
Maturing after ten years	52,249	53,284	2.78%	67,578	66,415	2.79%
Total	584,275	581,245	2.63%	219,485	217,173	2.59%
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Maturing in one year or less	112	113	2.72%	2,633	2,600	1.62%
Maturing after one year through five years	23,144	23,289	2.29%	30,808	30,487	2.11%
Maturing after five years through ten years	85,970	88,261	2.72%	96,822	95,365	2.68%
Maturing after ten years	1,489,035	1,495,705	2.66%	1,247,442	1,226,844	2.74%
Total	1,598,261	1,607,368	2.66%	1,377,705	1,355,296	2.72%
Municipal securities (2):
Maturing in one year or less	37,136	37,291	2.67%	29,167	28,974	2.60%
Maturing after one year through five years	18,699	18,948	2.52%	48,398	47,681	2.39%
Maturing after five years through ten years	12,151	12,451	3.15%	500	476	2.38%
Maturing after ten years	33,635	33,612	2.63%	4,900	4,889	5.03%
Total	101,621	102,302	2.69%	82,965	82,020	2.62%
Non-agency mortgage-backed securities:
Maturing after one year through five years	7,920	7,914	3.78%	—	—	—%
Maturing after ten years	125,519	127,184	3.21%	35,935	35,983	3.67%
Total	133,439	135,098	3.24%	35,935	35,983	3.67%
Corporate debt securities:
Maturing in one year or less	1,250	1,262	5.20%	1,250	1,231	5.50%
Maturing after one year through five years	10,000	9,887	4.00%	10,000	9,638	4.00%
Total	11,250	11,149	4.13%	11,250	10,869	4.17%
Foreign bonds:
Maturing in one year or less	354,481	354,172	2.22%	439,378	414,065	2.19%
Maturing after one year through five years	—	—	—%	50,000	48,983	3.12%
Total	354,481	354,172	2.22%	489,378	463,048	2.28%
Asset-backed securities:
Maturing after ten years	66,106	64,752	2.65%	12,621	12,643	3.22%
CLOs:
Maturing after ten years	294,000	284,706	3.08%	—	—	—%
Total AFS investment securities	$3,320,648	$3,317,214	2.60%	$2,806,900	$2,741,847	2.43%

Total aggregated by maturities:
Maturing in one year or less	$721,607	$719,179	2.43%	$549,517	$523,552	2.18%
Maturing after one year through five years	395,468	392,891	2.11%	676,814	661,868	1.91%
Maturing after five years through ten years	143,029	145,901	2.65%	212,093	209,653	2.47%
Maturing after ten years	2,060,544	2,059,243	2.76%	1,368,476	1,346,774	2.78%
Total AFS investment securities	$3,320,648	$3,317,214	2.60%	$2,806,900	$2,741,847	2.43%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $34.42 billion as of December 31, 2019, an increase of $2.35 billion or 7% from $32.07 billion as of December 31, 2018. This was primarily driven by increases of $1.07 billion or 18% in single-family residential loans and $1.02 billion or 11% in CRE loans. The composition of the loan portfolio as of December 31, 2019 was similar as compared with December 31, 2018.

The following table presents the composition of the Company’s total loan portfolio by loan type as of the periods indicated:

($ in thousands)	December 31,
	2019		2018		2017		2016		2015
	Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%		Amount (1)%
Commercial:
C&I	$12,150,931	35%	$12,056,970	37%	$10,697,231	37%	$9,640,563	38%	$8,991,535	38%
CRE:
CRE	10,278,448	30%	9,260,199	28%	8,758,818	31%	7,890,368	31%	7,471,812	32%
Multifamily residential	2,856,374	8%	2,470,668	8%	2,094,255	7%	1,711,680	6%	1,524,367	6%
Construction and land	628,499	2%	538,794	2%	659,697	2%	674,754	3%	628,260	3%
Total CRE	13,763,321	40%	12,269,661	38%	11,512,770	40%	10,276,802	40%	9,624,439	41%
Total commercial	25,914,252	75%	24,326,631	75%	22,210,001	77%	19,917,365	78%	18,615,974	79%
Consumer:
Residential mortgage:
Single-family residential	7,108,590	20%	6,036,454	19%	4,646,289	16%	3,509,779	14%	3,069,969	13%
HELOCs	1,472,783	4%	1,690,834	5%	1,782,924	6%	1,760,776	7%	1,681,228	7%
Total residential mortgage	8,581,373	24%	7,727,288	24%	6,429,213	22%	5,270,555	21%	4,751,197	20%
Other consumer	282,914	1%	331,270	1%	336,504	1%	315,219	1%	276,577	1%
Total consumer	8,864,287	25%	8,058,558	25%	6,765,717	23%	5,585,774	22%	5,027,774	21%
Total loans held-for-investment (2)	34,778,539	100%	32,385,189	100%	28,975,718	100%	25,503,139	100%	23,643,748	100%
Allowance for loan losses	(358,287)		(311,322)		(287,128)		(260,520)		(264,959)
Loans held-for-sale (3)	434		275		78,217		23,076		31,958
Total loans, net	$34,420,686		$32,074,142		$28,766,807		$25,265,695		$23,410,747

(1)
Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(43.2) million, $(48.9) million, $(34.0) million, $1.2 million and $(16.0) million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes ASC 310-30 discount of $14.3 million, $22.2 million, $35.3 million, $49.4 million and $80.1 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(3)	Includes $78.1 million of loans held-for-sale in Branch assets held-for-sale as of December 31, 2017.

Commercial

The commercial loan portfolio, which comprised 75% of total loans as of both December 31, 2019 and 2018, is discussed as follows.

Commercial — Commercial and Industrial Loans. C&I loans totaled $12.15 billion or 35% of total loans as of December 31, 2019 and $12.06 billion or 37% of total loans as of December 31, 2018. The C&I loan portfolio is well diversified by industry, with higher concentrations in the wholesale trade, manufacturing, energy, private equity, entertainment, and technology and life sciences. The Company monitors concentrations within C&I loan portfolio by customer exposure and industry classifications, setting diversification targets and limits for specialized portfolios. The Company’s wholesale trade exposure largely consists of U.S. domiciled companies, many of which are based in California, that import goods from Greater China for U.S. consumer consumption. The Company also had a portfolio of broadly syndicated C&I term loans, which totaled $894.6 million and $778.7 million as of December 31, 2019 and 2018, respectively. The majority of the C&I loans have variable interest rates.

Commercial — Commercial Real Estate Loans. CRE loans totaled $10.28 billion or 30% of total loans as of December 31, 2019, and $9.26 billion or 28% of total loans as of December 31, 2018. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers. Loans are underwritten with conservative standards for cash flows, debt service coverage and loan-to-value. As of December 31, 2019 and 2018, 20% and 21%, respectively, of the total CRE loans were owner occupied properties; the remainder were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. Interest rates on CRE loans may be fixed, variable or hybrid.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geographic market as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,446,786		$1,728,086		$247,170		$7,422,042
Northern California	2,359,808		603,135		203,706		3,166,649
California	7,806,594	76%	2,331,221	82%	450,876	72%	10,588,691	77%
New York	701,902	7%	116,923	4%	79,962	13%	898,787	7%
Texas	628,576	6%	124,646	4%	8,604	1%	761,826	6%
Washington	306,247	3%	55,913	2%	37,552	6%	399,712	3%
Arizona	149,151	1%	37,208	1%	6,951	1%	193,310	1%
Nevada	102,891	1%	138,577	5%	40	0%	241,508	2%
Other markets	583,087	6%	51,886	2%	44,514	7%	679,487	4%
Total loans (1)	$10,278,448	100%	$2,856,374	100%	$628,499	100%	$13,763,321	100%

($ in thousands)	December 31, 2018
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,106,098		$1,512,753		$215,370		$6,834,221
Northern California	2,112,789		600,566		133,828		2,847,183
California	7,218,887	79%	2,113,319	86%	349,198	65%	9,681,404	79%
New York	651,510	7%	110,840	4%	46,702	9%	809,052	7%
Texas	508,473	5%	72,585	3%	12,055	2%	593,113	5%
Washington	288,522	3%	58,294	2%	29,079	5%	375,895	3%
Arizona	108,102	1%	24,808	1%	24,890	5%	157,800	1%
Nevada	94,924	1%	44,052	2%	47,897	9%	186,873	2%
Other markets	389,781	4%	46,770	2%	28,973	5%	465,524	3%
Total loans (1)	$9,260,199	100%	$2,470,668	100%	$538,794	100%	$12,269,661	100%

(1)	Loans net of ASC 310-30 discount.

As illustrated by the above tables, the distribution of the CRE loan portfolio reflects the Company’s geographical footprint, with a primary concentration in California accounting for 76% and 79% of the CRE loan portfolio as of December 31, 2019 and 2018, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

The Company’s CRE portfolio is broadly diversified by property type, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s CRE loan portfolio by property type, as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019		2018
	Amount	%	Amount	%
Property types:
Retail	$3,300,106	32%	$3,171,374	34%
Office	2,375,087	23%	2,160,382	23%
Industrial	2,163,769	21%	1,883,444	20%
Hotel/Motel	1,865,031	18%	1,619,905	17%
Other	574,455	6%	425,094	6%
Total CRE loans (1)	$10,278,448	100%	$9,260,199	100%

(1)	Loans net of ASC 310-30 discount.

Commercial — Multifamily Residential Loans. Multifamily residential loans totaled $2.86 billion and $2.47 billion as of December 31, 2019 and 2018, respectively, and accounted for 8% of total loans as of both dates. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units in the Bank’s primary lending areas. As of December 31, 2019 and 2018, 82% and 86%, respectively, of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years.

Commercial — Construction and Land Loans. Construction and land loans totaled $628.5 million and $538.8 million as of December 31, 2019 and 2018, respectively, and accounted for 2% of total loans as of both dates. Included in the portfolio were construction loans of $558.2 million with additional unfunded commitments of $351.4 million as of December 31, 2019, and construction loans of $477.2 million with additional unfunded commitments of $525.1 million as of December 31, 2018. The construction loans provide financing for hotels, offices and industrial structures. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geographic market as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$3,081,368		$702,915		$3,784,283
Northern California	1,038,945		309,883		1,348,828
California	4,120,313	58%	1,012,798	69%	5,133,111	60%
New York	1,657,732	23%	257,344	17%	1,915,076	22%
Washington	630,307	9%	133,625	9%	763,932	9%
Massachusetts	235,393	3%	31,310	2%	266,703	3%
Texas	188,838	3%	—	—%	188,838	2%
Other markets	276,007	4%	37,706	3%	313,713	4%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%
Lien priority:
First mortgage	$7,108,588	100%	$1,238,186	84%	$8,346,774	97%
Junior lien mortgage	2	0%	234,597	16%	234,599	3%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%

($ in thousands)	December 31, 2018
	Single- Family Residential	%	HELOCs	%	Total	%
Geographic markets:
Southern California	$2,768,725		$839,790		$3,608,515
Northern California	954,835		350,008		1,304,843
California	3,723,560	62%	1,189,798	70%	4,913,358	64%
New York	1,165,135	19%	279,792	17%	1,444,927	19%
Washington	572,017	9%	149,579	9%	721,596	9%
Massachusetts	206,920	3%	32,333	2%	239,253	3%
Texas	165,873	3%	—	—%	165,873	2%
Other markets	202,949	4%	39,332	2%	242,281	3%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%
Lien priority:
First mortgage	$6,036,450	100%	$1,438,414	85%	$7,474,864	97%
Junior lien mortgage	4	0%	252,420	15%	252,424	3%
Total (1)	$6,036,454	100%	$1,690,834	100%	$7,727,288	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $7.11 billion or 20% of total loans as of December 31, 2019, and $6.04 billion or 19% of total loans as of December 31, 2018. The Company was in a first lien position for virtually all of the single-family residential loans as of both December 31, 2019 and 2018. Many of these loans are reduced documentation loans where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of December 31, 2019 and 2018, 58% and 62% of the Company’s single-family residential loans, respectively, were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period.

Consumer — Home Equity Lines of Credit Loans. HELOCs totaled $1.47 billion or 4% of total loans as of December 31, 2019, and $1.69 billion or 5% of total loan portfolio as of December 31, 2018. The Company was in a first lien position for 84% and 85% of total HELOCs as of December 31, 2019 and 2018, respectively. Many of the loans within this portfolio are reduced documentation loans, where a substantial down payment is required, resulting in a low loan-to-value ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and default rates. As of December 31, 2019 and 2018, 69% and 70% of the Company’s HELOCs, respectively, were concentrated in California. The HELOC portfolio is comprised largely of variable-rate loans.

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

The following table presents the contractual loan maturities by loan categories and the contractual distribution of loans in those categories to changes in interest rates as of December 31, 2019:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years	Total
Commercial:
C&I	$4,376,313	$6,365,319	$1,409,299	$12,150,931
CRE:
CRE	811,433	4,067,649	5,399,366	10,278,448
Multifamily residential	89,387	564,010	2,202,977	2,856,374
Construction and land	354,755	222,276	51,468	628,499
Total CRE	1,255,575	4,853,935	7,653,811	13,763,321
Total commercial	5,631,888	11,219,254	9,063,110	25,914,252
Consumer:
Residential mortgage:
Single-family residential	159	9,389	7,099,042	7,108,590
HELOCs	—	159	1,472,624	1,472,783
Total residential mortgage	159	9,548	8,571,666	8,581,373
Other consumer	193,319	75,238	14,357	282,914
Total consumer	193,478	84,786	8,586,023	8,864,287
Total loans held-for-investment (1)	$5,825,366	$11,304,040	$17,649,133	$34,778,539

Distribution of loans to changes in interest rates:
Variable-rate loans	$4,924,842	$9,996,181	$8,815,263	$23,736,286
Fixed-rate loans	900,524	1,128,812	2,362,846	4,392,182
Hybrid adjustable-rate loans	—	179,047	6,471,024	6,650,071
Total loans held-for-investment (1)	$5,825,366	$11,304,040	$17,649,133	$34,778,539

(1)	Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

Loans acquired with evidence of credit deterioration since their origination and where it is probable that the Company will not collect all contractually required principal and interest payments are PCI loans. PCI loans are recorded at fair value at the date of acquisition. The carrying value of PCI loans totaled $222.9 million and $308.0 million as of December 31, 2019 and 2018, respectively. PCI loans are considered to be accruing due to the existence of the accretable yield, which represents the cash expected to be collected in excess of their carrying value, and which is not based on consideration given to contractual interest payments. The accretable yield was $50.5 million and $74.9 million as of December 31, 2019 and 2018, respectively. A nonaccretable difference is established for PCI loans to absorb losses expected on the contractual amounts of those loans, in excess of the fair value recorded as of the date of acquisition. Loan amounts absorbed by the nonaccretable difference do not affect the Consolidated Statement of Income or the allowance for credit losses. For additional details regarding PCI loans, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

Loans Held-for-Sale

As of December 31, 2019 and 2018, loans held-for-sale of $434 thousand and $275 thousand, respectively, consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future”, subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Loan Purchases, Transfers and Sales

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances the Company also invests in broadly syndicated and participation loans. The broadly syndicated C&I loans are marketed and sold primarily to institutional investors and generally more liquid than the Company’s directly originated loans. The Company may participate in these loans in the primary syndication market, or may purchase an interest in the post-syndication secondary market. As the Company typically receives more attractive financing terms on these loans, the Company is able to leverage the broadly syndicated portion of the loan portfolio in such a way that maximizes the levered return potential of the loan portfolio. The Company participates out interests in commercial loans to other financial institutions and also purchases participation loans from lead banks.

The following tables provide information about loan purchases, transfers and sales during the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31, 2019
	Commercial					Consumer			Total
			CRE			Residential Mortgage
	C&I		CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans purchased	$397,615		$—	$8,988	$—	$117,227	$—	$—	$523,830
Loans transferred from held-for-investment to held-for-sale	$245,002		$39,062	$—	$1,573	$—	$—	$—	$285,637
Write-downs to allowance for loan losses	$(789)		$—	$—	$—	$—	$—	$—	$(789)
Loans sold:
Originated loans:
Amount	$179,280		$39,062	$—	$1,573	$10,410	$—	$—	$230,325
Net gains	$875		$3,045	$—	$—	$115	$—	$—	$4,035
Purchased loans:
Amount	$66,511	(1)	$—	$—	$—	$—	$—	$—	$66,510

($ in thousands)	Year Ended December 31, 2018
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans purchased	$525,767	$—	$7,389	$—	$63,781	$—	$—	$596,937
Loans transferred from held-for-investment to held-for-sale	$404,321	$62,291	$—	$—	$14,981	$—	$—	$481,593
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$—	$2,306
Write-downs to allowance for loan losses	$(14,620)	$—	$—	$—	$—	$—	$—	$(14,620)
Loans sold:
Originated loans:
Amount	$212,485	$62,291	$—	$—	$34,966	$—	$—	$309,742
Net gains	$1,129	$4,876	$—	$—	$552	$—	$—	$6,557
Purchased loans:
Amount	$201,359	$—	$—	$—	$—	$—	$—	$201,359
Net gains	$33	$—	$—	$—	$—	$—	$—	$33

($ in thousands)	Year Ended December 31, 2017
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans purchased	$503,359	$—	$2,311	$—	$29,060	$—	$—	$534,730
Loans transferred from held-for-investment to held-for-sale	$476,644	$52,217	$531	$1,609	$249	$—	$3,706	$534,956
Write-downs to allowance for loan losses	$(473)	$—	$—	$—	$—	$—	$—	$(473)
Loans sold:
Originated loans:
Amount	$99,064	$52,217	$531	$1,609	$21,058	$—	$3,726	$178,205
Net gains	$1,740	$6,207	$19	$94	$283	$—	$—	$8,343
Purchased loans:
Amount	$377,580	$—	$—	$—	$—	$—	$22,179	$399,759
Net gains (losses)	$1,644	$—	$—	$—	$—	$—	$(1,056)	$588
Valuation adjustments (2)	$—	$—	$—	$—	$—	$—	$(61)	$(61)

(1)	Net gains on sales of purchased loans in 2019 were insignificant.

(2)	The Company records valuation adjustments in Net gains on sales of loans on the Consolidated Statement of Income to carry the loans held-for-sale portfolio at the lower of cost or fair value.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2019 and 2018:

($ in thousands)	December 31,				Change
	2019		2018
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$11,080,036	30%	$11,377,009	32%	$(296,973)	(3)%
Interest-bearing checking	5,200,755	14%	4,584,447	13%	616,308	13%
Money market	8,711,964	23%	8,262,677	23%	449,287	5%
Savings	2,117,196	6%	2,146,429	6%	(29,233)	(1)%
Time deposits	10,214,308	27%	9,069,066	26%	1,145,242	13%
Total deposits	$37,324,259	100%	$35,439,628	100%	$1,884,631	5%
Other Funds
Short-term borrowings	$28,669		$57,638		$(28,969)	(50)%
FHLB advances	745,915		326,172		419,743	129%
Repurchase agreements	200,000		50,000		150,000	300%
Long-term debt	147,101		146,835		266	0%
Total other funds	$1,121,685		$580,645		$541,040	93%
Total sources of funds	$38,445,944		$36,020,273		$2,425,671	7%

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $37.32 billion as of December 31, 2019, an increase of $1.88 billion or 5% from $35.44 billion as of December 31, 2018. This increase was primarily due to growth of $1.15 billion or 13% in time deposits. Noninterest-bearing demand deposits comprised 30% and 32% of total deposits as of December 31, 2019 and 2018, respectively. Additional information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K.

Domestic time deposits of $100,000 or more totaled $7.01 billion, representing 19% of the total deposit portfolio as of December 31, 2019. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2019
3 months or less	$2,922,242
Over 3 months through 6 months	1,829,332
Over 6 months through 12 months	1,849,287
Over 12 months	413,421
Total	$7,014,282

Foreign time deposits in the $100,000 or greater category included (i) $611.0 million and $504.0 million of deposits held in the Company’s branch in Hong Kong as of December 31, 2019 and 2018, respectively; and (ii) $595.1 million and $701.6 million of deposits held in the Company’s subsidiary bank in China as of December 31, 2019 and 2018, respectively.

Other Funds

The Company’s other sources of funding consist of short-term borrowings, FHLB advances, repurchase agreements and long-term debt.

The Company had $28.7 million of short-term borrowings outstanding as of December 31, 2019, compared with $57.6 million as of December 31, 2018. This funding was entered into by the Company’s subsidiary, East West Bank (China) Limited, and will mature in 2020. As of December 31, 2019, short-term borrowings had fixed interest rates ranging from 3.65% to 3.73%.

The following table presents the selected information for short-term borrowings as of the periods indicated:

($ in thousands)	2019	2018
Year-end balance	$28,669	$57,638
Weighted-average rate on amount outstanding at year-end	3.69%	4.21%
Maximum month-end balance	$59,225	$58,523
Average amount outstanding	$44,511	$31,612
Weighted-average rate	3.90%	4.28%

FHLB advances were $745.9 million as of December 31, 2019, an increase of $419.7 million or 129% from $326.2 million as of December 31, 2018. As of December 31, 2019, FHLB advances had fixed and floating interest rates ranging from 1.82% to 2.34% with remaining maturities between one month and 2.9 years.

Gross repurchase agreements totaled $450.0 million as of both December 31, 2019 and 2018. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Net repurchase agreements totaled $200.0 million as of December 31, 2019, after netting $250.0 million of gross repurchase agreements against gross resale agreements. This compares with net repurchase agreements which totaled $50.0 million as of December 31, 2018, after netting $400.0 million of gross repurchase agreements against gross resale agreements. As of December 31, 2019, gross repurchase agreements had interest rates ranging from 4.12% to 4.21%, original terms between 4.0 years and 9.0 years and remaining maturities between 2.8 years and 3.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of December 31, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-K.

The Company uses long-term debt to provide funding to acquire interest-earning assets, as well as to enhance liquidity and regulatory capital. Long-term debt totaled $147.1 million and $146.8 million as of December 31, 2019 and 2018, respectively. Long-term debt is comprised of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 3.98% and 3.77% during 2019 and 2018, respectively, with remaining maturities ranging between 14.9 years to 17.7 years as of December 31, 2019.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2019, 2018 and 2017:

($ in thousands)	December 31,
	2019		2018		2017
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$511,639	1%	$360,786	1%	$151,631	0%
AFS investment securities (1)	$204,948	0%	$221,932	1%	$242,107	1%
Loans held-for-investment (2)(3)	$573,305	1%	$653,860	2%	$713,728	2%
Total assets	$1,361,652	3%	$1,247,207	3%	$1,104,497	3%
Subsidiary Bank in China:
Cash and cash equivalents	$548,930	1%	$695,527	2%	$626,658	2%
Interest-bearing deposits with banks	$142,587	0%	$221,000	1%	$188,422	1%
Loans held-for-investment (3)	$819,110	2%	$777,412	2%	$484,214	1%
Total assets	$1,520,627	3%	$1,700,357	4%	$1,303,199	4%

(1)
Comprises of foreign bonds and U.S. Treasury securities as of both December 31, 2019 and 2018. Comprised of U.S. Treasury securities, U.S. government agency and U.S. government sponsored enterprise debt securities, and foreign bonds as of December 31, 2017.

(2)	Includes ASC 310-30 discount of $42 thousand, $103 thousand and $353 thousand as of December 31, 2019, 2018 and 2017, respectively.

(3)	Primarily comprises of C&I loans.

The following table presents the total revenue generated by the Company’s overseas offices in 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019		2018		2017
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$33,791	2%	$31,122	2%	$28,096	2%
Subsidiary Bank in China:
Total revenue	$32,071	2%	$34,143	2%	$24,235	2%

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

The Company’s stockholders’ equity was $5.02 billion as of December 31, 2019, an increase of $593.6 million or 13% from $4.42 billion as of December 31, 2018. The Company’s primary source of capital is the retention of its operating earnings. Retained earnings were $3.69 billion as of December 31, 2019, an increase of $529.2 million or 17% from $3.16 billion as of December 31, 2018. The increase primarily reflected $674.0 million in net income, partially offset by $155.3 million of cash dividends declared during 2019. In addition, the beginning balance of retained earnings increased $10.5 million as of January 1, 2019, because the Company recognized a cumulative adjustment related to the deferred gains on the sale and leaseback transactions, which had occurred prior to the date of adoption of ASU 2016-02, Leases (Topic 842). For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements and Supplemental Data — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

Book value was $34.46 per common share as of December 31, 2019, compared with $30.52 per common share as of December 31, 2018. Our annual cash dividend on common stock was $1.055 per share in 2019, compared with $0.86 per share in 2018, an increase of $0.195 or 23%. In January 2020, the Company’s Board of Directors declared first quarter 2020 cash dividends of $0.275 per common share. The dividend was paid on February 14, 2020 to stockholders of record as of February 3, 2020.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. See Item 1. Business — Supervision and Regulation — Capital Requirements in this Form 10-K for additional details.

The Company is committed to maintaining capital at a level sufficient to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of December 31, 2019 and 2018, both the Company and the Bank were considered “well-capitalized,” meeting all capital requirements on a fully phased-in basis under the Basel III Capital Rules.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2019 and 2018 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2019		December 31, 2018		Minimum Regulatory Requirements	Well-Capitalized Requirements	Fully Phased- in Minimum Regulatory Requirements
	Company	East West Bank	Company	East West Bank
Risk-Based Capital Ratios:
CET 1 capital	12.9%	12.9%	12.2%	12.1%	4.5%	6.5%	7.0%
Tier 1 capital	12.9%	12.9%	12.2%	12.1%	6.0%	8.0%	8.5%
Total capital	14.4%	13.9%	13.7%	13.1%	8.0%	10.0%	10.5%
Tier 1 leverage (1)	10.3%	10.3%	9.9%	9.8%	4.0%	5.0%	4.0%

(1)	The Tier 1 leverage well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

In 2019, the Company’s CET1 and Tier 1 capital ratios increased by 73 basis points, the total risk-based and Tier 1 leverage capital ratios improved by 75 and 45 basis points, respectively. Tier 1 capital of $4.55 billion as of December 31, 2019 increased $579.8 million or 15% from $3.97 billion as of December 31, 2018. Total risk-based capital of $5.06 billion as of December 31, 2019 increased $625.3 million or 14% from $4.44 billion as of December 31, 2018. Total risk-weighted assets were $35.14 billion as of December 31, 2019, an increase of $2.64 billion or 8% from $32.50 billion as of December 31, 2018.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s FCA, which regulates the LIBOR, announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. A portion of the Company’s loans, derivatives, investment securities, resale agreements, FHLB advances, and deposits, as well as all the junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The ARRC has proposed the SOFR as its preferred alternative rate for LIBOR. In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating-rate notes and securitizations. The International Swaps and Derivatives Association, Inc. is expected to provide guidance on fallback contract language.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates, (2) developing an inventory of LIBOR indexed products, and (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable. The Company monitors this activity and continues to evaluate the related risks. The Company’s cross-functional team also manages communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in this Form 10-K.

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

Off-Balance Sheet Arrangements

Commitments to extend credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees to meet the financing needs of our customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 15 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K.

Guarantees

In the ordinary course of business, the Company enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 15 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, along with the categories and payment dates described below as of December 31, 2019:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
On-balance sheet obligations:
Deposits	$9,653,276	$488,295	$43,657	$29,080	$27,109,951	$37,324,259
FHLB advances	100,000	645,915	—	—	—	745,915
Gross repurchase agreements	—	150,000	300,000	—	—	450,000
Affordable housing partnership and other tax credit investment commitments	121,875	45,498	23,898	2,538	—	193,809
Short-term borrowings	28,669	—	—	—	—	28,669
Long-term debt (2)	—	—	—	147,101	—	147,101
Operating lease liabilities	29,747	44,509	19,725	14,102	—	108,083
Finance lease liabilities	930	1,548	397	2,294	—	5,169
Projected cash payments for post-retirement benefit plan	339	708	751	7,103	—	8,901
Total on-balance sheet obligations	9,934,836	1,376,473	388,428	202,218	27,109,951	39,011,906
Off-balance sheet obligations:
Contractual interest payments (3)	201,752	78,506	22,231	62,684	—	365,173
Total off-balance sheet obligations	201,752	78,506	22,231	62,684	—	365,173
Total contractual obligations	$10,136,588	$1,454,979	$410,659	$264,902	$27,109,951	$39,377,079

(1)	Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and savings accounts.

(2)	Represents junior subordinated debt, which is subject to call options where early redemption requires appropriate notice.

(3)
Represents the future interest obligations related to interest-bearing time deposits, FHLB, gross repurchase agreements, short-term borrowings, long-term debt and financing lease liabilities in the normal course of business. These interest obligations assume no early debt redemption. The Company estimated variable interest rate payments using December 31, 2019 rates, which the company held constant until maturity.

Risk Management

Overview

In the course of conducting the Company’s businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board approved ERM framework, which outlines its company-wide approach to risk management and oversight and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies EWBC’s major risk categories as capital risk, strategic risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and legal and compliance risk. ERM is comprised of senior management of the Company and headed by the Chief Risk Officer.

The Board of Directors monitors the ERM program to ensure independent review and oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Management applies various strategies to reduce the risks to which the Company’s operations are exposed and the risks are overseen by the various management committees of which the Risk Oversight Committee is the focal point for the monitoring and review of enterprise risk.

Our ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment enterprise-wide. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, and reports directly to the Board’s Audit Committee. Further discussion and analyses of each major risk area are included in the following sub-sections of the Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or counterparty will fail to perform according to terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of our assets and exposures such as loans and certain derivatives. The majority of our credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards, portfolio credit risk management and processes to enable management to control credit risk including diversification and liquidity. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Credit Risk Management Committee keeps senior management and the Board’s Risk Oversight Committee informed about enterprise-wide credit risk issues. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function reports on the overall credit risk portfolio to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessments of the quality of underwriting and documentation, reporting directly to the Board’s Risk Oversight Committee.

Non-PCI Nonperforming Assets

Non-PCI nonperforming assets are comprised of nonaccrual loans, OREO, and other nonperforming assets. OREO and other nonperforming assets are repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Generally, loans are placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial conditions and the adequacy of collateral, if any. For additional details regarding the Company’s non-PCI nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

The following table presents information regarding non-PCI nonperforming assets as of the periods indicated:

($ in thousands)	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial:
C&I	$74,835	$43,840	$69,213	$81,256	$64,883
CRE:
CRE	16,441	24,218	26,986	26,907	29,345
Multifamily residential	819	1,260	1,717	2,984	16,268
Construction and land	—	—	3,973	5,326	700
Total CRE	17,260	25,478	32,676	35,217	46,313
Consumer:
Residential mortgage:
Single-family residential	14,865	5,259	5,923	4,214	8,759
HELOCs	10,742	8,614	4,006	2,130	1,743
Total residential mortgage	25,607	13,873	9,929	6,344	10,502
Other consumer	2,517	2,502	2,491	—	—
Total nonaccrual loans	120,219	85,693	114,309	122,817	121,698
OREO, net	125	133	830	6,745	7,034
Other nonperforming assets	1,167	7,167	—	—	—
Total nonperforming assets	$121,511	$92,993	$115,139	$129,562	$128,732
Non-PCI nonperforming assets to total assets (1)	0.27%	0.23%	0.31%	0.37%	0.40%
Non-PCI nonaccrual loans to loans held-for-investment (1)	0.35%	0.26%	0.39%	0.48%	0.51%
Troubled debt restructurings (“TDR”) included in nonperforming loans	$54,566	$30,315	$62,909	$38,983	$53,095
Allowance for loan losses to non-PCI nonaccrual loans	298.03%	363.30%	251.19%	212.12%	217.72%

(1)
Total assets and loans held-for-investment include PCI loans of $222.9 million, $308.0 million, $482.3 million, $642.4 million and $970.8 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial conditions and loan repayments. Nonaccrual loans were $120.2 million as of December 31, 2019, an increase of $34.5 million or 40% from $85.7 million as of December 31, 2018. This increase in nonaccrual loans was primarily driven by three energy loans totaling $33.0 million from our C&I loan portfolio. These loans were primarily secured by collateral. Nonaccrual loans as a percentage of loans held-for-investment increased to 0.35% as of December 31, 2019 from 0.26% as of December 31, 2018. C&I nonaccrual loans were 62% and 51% of total nonaccrual loans as of December 31, 2019 and 2018, respectively. Credit risks related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of December 31, 2019, $35.6 million or 30% of the $120.2 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent. In comparison, $23.8 million or 28% of the $85.7 million non-PCI nonaccrual loans consisted of nonaccrual loans that were less than 90 days delinquent as of December 31, 2018.

TDR are loans, where contractual terms have been modified by the Company for economic or legal reasons related to borrower’s financial difficulties, and grants a concession to the borrower that the Company would not otherwise consider. For additional details regarding the Company’s TDR policy, see Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in this Form 10-K.

The following table presents the performing and nonperforming TDRs by loan type as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019		2018
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$39,208	$41,014	$13,248	$10,715
CRE:
CRE	5,177	11,503	6,134	17,272
Multifamily residential	3,644	229	4,300	260
Construction and land	19,691	—	—	—
Total CRE	28,512	11,732	10,434	17,532
Consumer:
Residential mortgage:
Single-family residential	7,346	1,098	8,201	325
HELOCs	2,832	722	1,342	1,743
Total residential mortgage	10,178	1,820	9,543	2,068
Total TDRs	$77,898	$54,566	$33,225	$30,315

As of December 31, 2019, performing TDRs were $77.9 million, an increase of $44.7 million or 134% from $33.2 million as of December 31, 2018. This increase mainly reflected performing C&I, construction and HELOC loans that were newly designated as TDRs and the transfer of C&I, CRE and HELOC loans from nonperforming status, partially offset by paydowns and payoffs. Nonperforming TDRs were $54.6 million as of December 31, 2019, an increase of $24.3 million or 80% from $30.3 million as of December 31, 2018. This increase reflected nonperforming C&I, single-family residential and HELOC loans that were newly designated as TDRs, partially offset by paydowns and payoffs of several nonperforming C&I and CRE loans, and the transfer of C&I, CRE and HELOC loans to performing status.

The Company’s impaired loans are predominantly made up of non-PCI loans held-for-investment on nonaccrual status and any non-PCI loans modified as a TDR, on either accrual or nonaccrual status. For additional details regarding the Company’s impaired loan policy, see Note 1 — Summary of Significant Accounting Policies — Impaired Loans to the Consolidated Financial Statements in this Form 10-K.

The following table presents the recorded investment balances for non-PCI impaired loans as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019		2018
	Amount	%	Amount	%
Commercial:
C&I	$114,042	58%	$57,088	48%
CRE:
CRE	21,618	11%	30,352	26%
Multifamily residential	4,464	2%	5,560	5%
Construction and land	19,691	10%	—	—%
Total CRE	45,773	23%	35,912	31%
Total commercial	159,815	81%	93,000	79%
Consumer:
Residential mortgage:
Single-family residential	22,211	11%	13,460	11%
HELOCs	13,574	7%	9,956	8%
Total residential mortgage	35,785	18%	23,416	19%
Other consumer	2,517	1%	2,502	2%
Total consumer	38,302	19%	25,918	21%
Total non-PCI impaired loans	$198,117	100%	$118,918	100%

As of December 31, 2019, the allowance for loan losses included $5.6 million for impaired loans with a total recorded investment balance of $68.4 million. In comparison, the allowance for loan losses included $4.0 million for impaired loans with a total recorded investment balance of $31.1 million as of December 31, 2018.

Allowance for Credit Losses

Allowance for credit losses consists of allowance for loan losses and allowance for unfunded credit commitments. Allowance for loan losses is comprised of reserves for two components, performing loans with unidentified incurred losses, as well as nonperforming loans and TDRs (collectively, impaired loans), and excludes loans held-for-sale. The allowance for loan losses is calculated after analyzing internal historical loan loss experience, internal loan risk ratings, economic conditions, bank risks, portfolio risks and any other pertinent information. Unfunded credit reserves include reserves provided for unfunded lending commitments, SBLCs, and recourse obligations for loans sold. The allowance for credit losses is increased by the provision for credit losses, which is charged against the current period’s results of operations, and increased or decreased by the net amount of recoveries or charge-offs during the period. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Net adjustments to the allowance for unfunded credit commitments are included in Provision for credit losses on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit reserves. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. While the Company believes that the allowance for loan losses is appropriate as of December 31, 2019, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. The Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instrument on January 1, 2020. For additional information, see Note 1 — Summary of Significant Accounting Policies — Recent Accounting Pronouncements — Standards Adopted in 2020. The calculation of the allowance for credit losses involves subjective and complex judgments. For additional details about the Company’s allowance for credit losses, including the methodologies used, see Item 7. MD&A — Critical Accounting Policies and Estimates, Note 1 — Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents a summary of activities in the allowance for credit losses for the periods indicated:

($ in thousands)	Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses, beginning of period	$311,322	$287,128	$260,520	$264,959	$261,679
Provision for loan losses	100,093	65,007	49,069	31,718	6,569
Gross charge-offs:
Commercial:
C&I	(73,985)	(59,244)	(38,118)	(47,739)	(20,423)
CRE:
CRE	(1,021)	—	—	(464)	(1,052)
Multifamily residential	—	—	(635)	(29)	(1,650)
Construction and land	—	—	(149)	(117)	(493)
Total CRE	(1,021)	—	(784)	(610)	(3,195)
Consumer:
Residential mortgage:
Single-family residential	(11)	(1)	(1)	(137)	(36)
HELOCs	—	—	(55)	(9)	(98)
Total residential mortgage	(11)	(1)	(56)	(146)	(134)
Other consumer	(50)	(188)	(17)	(13)	(502)
Total gross charge-offs	(75,067)	(59,433)	(38,975)	(48,508)	(24,254)
Gross recoveries:
Commercial:
C&I	14,501	10,417	11,371	9,003	9,259
CRE:
CRE	5,209	5,194	2,111	1,488	2,488
Multifamily residential	1,856	1,757	1,357	1,476	4,298
Construction and land	536	740	259	203	4,647
Total CRE	7,601	7,691	3,727	3,167	11,433
Consumer:
Residential mortgage:
Single-family residential	136	1,214	546	401	323
HELOCs	7	38	24	7	54
Total residential mortgage	143	1,252	570	408	377
Other consumer	19	3	152	323	373
Total gross recoveries	22,264	19,363	15,820	12,901	21,442
Net charge-offs	(52,803)	(40,070)	(23,155)	(35,607)	(2,812)
Foreign currency translation adjustments	(325)	(743)	694	(550)	(477)
Allowance for loan losses, end of period	358,287	311,322	287,128	260,520	264,959

Allowance for unfunded credit commitments, beginning of period	12,566	13,318	16,121	20,360	12,712
(Reversal of) provision for unfunded credit commitments	(1,408)	(752)	(2,803)	(4,239)	7,648
Allowance for unfunded credit commitments, end of period	11,158	12,566	13,318	16,121	20,360
Allowance for credit losses	$369,445	$323,888	$300,446	$276,641	$285,319

Average loans held-for-investment	$33,372,890	$30,209,219	$27,237,981	$24,223,535	$22,140,443
Loans held-for-investment	$34,778,539	$32,385,189	$28,975,718	$25,503,139	$23,643,748
Allowance for loan losses to loans held-for-investment	1.03%	0.96%	0.99%	1.02%	1.12%
Net charge-offs to average loans held-for-investment	0.16%	0.13%	0.08%	0.15%	0.01%

As of December 31, 2019, the allowance for loan losses amounted to $358.3 million or 1.03% of loans held-for-investment, compared with $311.3 million or 0.96% and $287.1 million or 0.99% of loans held-for-investment as of December 31, 2018 and 2017, respectively. The increase in the allowance for loan losses was largely due to loan portfolio growth, as well as downward migration in the credit risk ratings of C&I loans.

The provision for credit losses includes provision for loan losses and unfunded credit reserves. A provision for credit losses is charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the calculation methodology. The provision for credit losses was $98.7 million for 2019, compared with $64.3 million and $46.3 million for 2018 and 2017, respectively. The increase in the provision for credit losses for 2019, compared to 2018 and 2017, was reflective of the overall loan portfolio growth and increased charge-offs in C&I loans and a downward migration in the credit risk ratings of C&I loans during 2019.

The Company believes the allowance for credit losses as of December 31, 2019, 2018 and 2017 was appropriate to cover credit losses inherent in the loan portfolio, including unfunded credit commitments, on each respective date.

The following table presents the Company’s allocation of the allowance for loan losses by loan type and the ratio of each loan type to total loans held-for-investment as of the periods indicated:

($ in thousands)	December 31,
	2019		2018		2017		2016		2015
	Allowance Allocation	Loans as % of Total Loans	Allowance Allocation	Loans as % of Total Loans	Allowance Allocation	Loans as % of Total Loans	Allowance Allocation	Loans as % of Total Loans	Allowance Allocation	Loans as % of Total Loans
Commercial:
C&I	$238,376	35%	$189,117	37%	$163,058	37%	$142,167	38%	$134,606	38%
CRE:
CRE	40,509	30%	40,666	28%	40,809	31%	47,559	31%	58,623	32%
Multifamily residential	22,826	8%	19,885	8%	19,537	7%	17,911	6%	19,630	6%
Construction and land	19,404	2%	20,290	2%	26,881	2%	24,989	3%	22,915	3%
Total CRE	82,739	40%	80,841	38%	87,227	40%	90,459	40%	101,168	41%
Consumer:
Residential mortgage:
Single-family residential	28,527	20%	31,340	19%	26,362	16%	19,795	14%	19,665	13%
HELOCs	5,265	4%	5,774	5%	7,354	6%	7,506	7%	8,745	7%
Total residential mortgage	33,792	24%	37,114	24%	33,716	22%	27,301	21%	28,410	20%
Other consumer	3,380	1%	4,250	1%	3,127	1%	593	1%	775	1%
Total	$358,287	100%	$311,322	100%	$287,128	100%	$260,520	100%	$264,959	100%

The Company maintains an allowance for loan losses for both non-PCI and PCI loans. An allowance for loan losses for PCI loans is based on the Company’s estimates of cash flows expected to be collected from PCI loans. PCI loan losses are estimated collectively for groups of loans with similar characteristics. As of December 31, 2019, the Company had no allowance for loan losses on $222.9 million of PCI loans. In comparison, the Company established an allowance of $22 thousand and $58 thousand on $308.0 million and $482.3 million of PCI loans as of December 31, 2018 and 2017, respectively. The allowance balances of the PCI loans for these periods were attributed mainly to CRE loans.

Liquidity Risk Management

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility. At the management level, the Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from its deposits generated by its banking business, which is relatively stable and low-cost. Total deposits amounted to $37.32 billion as of December 31, 2019, compared with $35.44 billion as of December 31, 2018. The Company’s loan-to-deposit ratio was 93% and 91% as of December 31, 2019 and 2018, respectively. In addition, the Company has access to various sources of wholesale funding, and has borrowing capacity at the FHLB and FRB to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 7 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-K for further detail related to the Company’s funding sources.

The Company’s liquid asset portfolio includes cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and AFS investment securities. The following table presents the Company’s liquid asset portfolio as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019			December 31, 2018
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$3,261,149	$3,261,149	$—	$3,001,377	$3,001,377
Interest-bearing deposits with banks	—	196,161	196,161	—	371,000	371,000
Short-term resale agreements	—	400,000	400,000	—	375,000	375,000
AFS investment securities	479,432	2,837,782	3,317,214	435,833	2,306,014	2,741,847
Total	$479,432	$6,695,092	$7,174,524	$435,833	$6,053,391	$6,489,224

Unencumbered assets totaled $6.70 billion and $6.05 billion as of December 31, 2019 and 2018, respectively. Investment securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government sponsored enterprises, foreign bonds and U.S. Treasury securities. The Company believes these AFS investment securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.83 billion and $2.97 billion, respectively, as of December 31, 2019. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $600.0 million with correspondent banks as of December 31, 2019. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

Liquidity Risk — Liquidity for East West. East West’s primary source of liquidity is from cash dividends by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. The Bank paid total dividends of $190.0 million and $160.0 million to East West in 2019 and 2018, respectively.

Liquidity Risk — Liquidity Stress Testing. Liquidity stress testing is performed at the Company level, as well as at the foreign subsidiary and foreign branch levels. Stress testing and scenario analysis are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. These scenarios include assumptions about significant changes in key funding sources, market triggers and potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains a series of contingency funding plans on a consolidated basis and for individual entities. As of December 31, 2019, the Company was not aware of any trends, events or uncertainties that would or were reasonably likely to, have a material effect on its liquidity position. Furthermore, the Company is not aware of any material commitments for capital expenditures in the foreseeable future.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated, which may be helpful to highlight business strategies and macro trends. In addition to this cash flow analysis, the discussion related to liquidity in Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity may provide a more useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$735,829	$883,172	$703,275
Net cash used in investing activities	(2,571,176)	(3,832,412)	(2,506,824)
Net cash provided by financing activities	2,124,962	3,800,808	2,068,460
Effect of exchange rate changes on cash and cash equivalents	(29,843)	(24,783)	31,178
Net increase in cash and cash equivalents	259,772	826,785	296,089
Cash and cash equivalents, beginning of year	3,001,377	2,174,592	1,878,503
Cash and cash equivalents, end of year	$3,261,149	$3,001,377	$2,174,592

Operating Activities — Net cash provided by operating activities was $735.8 million, $883.2 million and $703.3 million in 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, net cash provided by operating activities mainly reflected inflows of $674.0 million, $703.7 million and $505.6 million from net income, respectively. During 2019, net operating cash inflows also benefited from $221.6 million in non-cash adjustments to reconcile net income to net operating cash, partially offset by $170.8 million of net changes in accrued interest receivable and other assets. In comparison, net operating cash inflows for 2018 benefited from $150.4 million in non-cash adjustments to reconcile net income to net operating cash, as well as $88.1 million of net changes in accrued expenses and other liabilities, partially offset by $60.8 million of net changes in accrued interest receivable and other assets. Net operating cash inflows for 2017 benefited from $149.2 million in non-cash adjustments to reconcile net income to net operating cash, as well as $45.4 million of net changes in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $2.57 billion, $3.83 billion and $2.51 billion in 2019, 2018 and 2017, respectively. During 2019, net cash used in investing activities primarily reflected cash outflows of $2.42 billion, $521.2 million, and $146.9 million from loans held-for-investment, AFS investment securities, and investments in qualified affordable housing partnerships, tax credit and other investments, respectively. These investing cash outflows were partially offset by cash inflows of $325.0 million and $193.5 million from resale agreements and interest-bearing deposits with banks, respectively. In comparison, during 2018, net cash used in investing activities primarily reflected $3.43 billion increase in net loans held-for-investment, a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar Bank and $132.6 million in net fundings of investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by $217.7 million of net cash inflows from AFS investment securities. During 2017, net cash used in investing activities primarily reflected cash outflows of $3.48 billion and $173.6 million from net fundings of loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, respectively, partially offset by net cash inflows of $650.0 million and $417.8 million from resale agreements and AFS investment securities, respectively, and $116.0 million in cash received from the sale of a commercial property.

Financing Activities — Net cash provided by financing activities was $2.12 billion, $3.80 billion and $2.07 billion in 2019, 2018 and 2017, respectively. Net cash inflows in 2019 primarily reflected net increases of $1.90 billion in deposits and $418.0 million in FHLB advances, partially offset by $155.1 million in cash dividends paid. In comparison, net cash inflows in 2018 and 2017 primarily reflected $3.90 billion and $2.27 billion net increases in deposits, respectively, partially offset by $126.0 million and $116.8 million, respectively, in cash dividends paid.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices including: interest rates, foreign exchange rates, interest rate contracts, investment securities prices, and related risk resulting from mismatches in rate sensitive assets and liabilities.

The Board’s Risk Oversight Committee has primary oversight responsibility. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks.

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

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s investment securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk. Refer to Item 7. MD&A — Risk Management — Market Risk Management — Derivatives in this Form 10-K for additional information.

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

Twelve-Month Net Interest Income Simulation. Net Interest Income simulation is a modeling technique that looks at interest rate risk through earnings. It projects the changes in interest rate sensitive asset and liability cash flows, expressed in terms of Net Interest Income, over a specified time horizon for defined interest rates scenarios. Net Interest Income simulations generate insight into the impact of changes in market rates on earnings and guide risk management decisions. The Company assesses interest rate risk by comparing net interest income using different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity as of December 31, 2019 and 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	December 31,
	2019	2018
+200	13.2%	16.6%
+100	6.7%	8.4%
-100	(5.5)%	(8.3)%
-200	(8.7)%	(16.7)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of December 31, 2019 was lower compared with December 31, 2018 for both the upward 100 and 200 basis point rate scenarios. This reflects a greater rate of upward repricing in the Company’s deposit portfolio, offsetting simulated increases in interest income from higher interest rates on assets. In both simulated downward interest rate scenarios, sensitivity decreased mainly due to the impact of the changes in the yield curve between December 31, 2019 and December 31, 2018.

The Company’s net interest income profile as of December 31, 2019 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The federal funds target rate was between 1.50% and 1.75% as of December 31, 2019 and between 2.25% and 2.50% as of December 31, 2018. In its statement released on December 11, 2019, the Federal Open Market Committee decided to maintain the target range for the federal funds rate to a range of between 1.50% to 1.75% and signaled it would stay on hold through 2020 amid muted inflation.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	December 31,
	2019	2018
+200 Rate Ramp	6.0%	6.3%
+100 Rate Ramp	3.0%	3.0%
-100 Rate Ramp	(2.6)%	(3.0)%
-200 Rate Ramp	(5.1)%	(6.3)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. Between December 31, 2019 and 2018, the Company’s modeled sensitivity slightly decreased under a ramp simulation. This reflects model refinements to better incorporate the current yield curve in the analysis, as well as the gradual spreading of interest rate changes over 12 months, rather than at the end of each quarter.

Economic Value of Equity at Risk. Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank. The fair market values of a bank's assets and liabilities are directly linked to interest rates. In some ways, the economic value approach provides a broader scope than the net income volatility approach since it captures all anticipated cash flows.

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

The following table presents the Company’s EVE sensitivity as of December 31, 2019 and 2018 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	December 31,
	2019	2018
+200	7.0%	6.3%
+100	3.6%	1.2%
-100	(1.4)%	(3.1)%
-200	(3.5)%	(11.9)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios as of December 31, 2019 increased while the sensitivity for the downward interest rate scenarios as of December 31, 2019 decreased, as compared with the results as of December 31, 2018. The changes in EVE sensitivity during this period were primarily due to the shape and level of the yield curve.

The Company’s EVE profile as of December 31, 2019 reflects an asset sensitive EVE position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

Fair Value Hedges — As of December 31, 2019, the Company had two cancellable interest rate swap contracts with original terms of 20 years. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the RMB. As of December 31, 2019, the outstanding foreign currency forwards effectively hedged approximately 50% of the RMB exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtained equity warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. The warrants included in the Consolidated Financial Statements were from public and private companies.

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

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that general inflation may have on both short-term and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Although inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Significant judgment is also required to determine the fair value hierarchy for certain financial instruments. When fair values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, the financial assets and liabilities are classified as Level 3 under the fair value hierarchy. Total recurring Level 3 assets were $421 thousand and $673 thousand as of December 31, 2019 and 2018, respectively, and there were no recurring Level 3 liabilities as of December 31, 2019 and 2018. For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Allowance for Credit Losses

The allowance for credit losses consists of the allowance for loan losses and the allowance for unfunded credit commitments. Allowance for credit losses is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolio. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates as further discussed below. The allowance for loan losses consists of general and specific reserves. Non-impaired loans are evaluated as part of the general reserve while impaired loans are subject to a specific reserve. In determining the allowance for credit losses, the Company individually evaluates impaired loans, applies loss rates to non-impaired loans and unfunded lending commitments, SBLCs and recourse obligations for loans sold. General reserves are calculated by utilizing both qualitative and quantitative factors.

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

Quantitative factors include the Company’s historical loss experience, delinquency and net charge-off trends, collateral values, changes in nonperforming loans, probability of commitment usage, and other factors. Qualitative considerations include, but are not limited to, prevailing economic or market conditions, relative risk profiles of various loan segments, volume concentrations, growth trends, delinquency and nonaccrual status, problem loan trends, geographic concentrations, credit risk factors for loans outstanding and the terms and expiration dates of the unfunded credit facilities.

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

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company’s lifetime expected credit losses are determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the loan portfolios, and are net of expected recoveries on loans that were previously charged off. Management believes the newly adopted methodologies are appropriate given the Company’s size and level of complexity. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company expects to continue to enhance its methodologies to keep pace with the changing credit environment and the size and complexity of the loan portfolio and unfunded credit commitments. Changes in any of the factors cited above could have a significant impact on the allowance for credit loss calculation. For additional information on allowance for credit losses, see Note 1 - Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment

Under ASC 350, Intangibles — Goodwill and Other, goodwill is required to be allocated to reporting units and tested for impairment at least annually. The Company tests goodwill for impairment annually or more frequently if events or circumstances, such as adverse changes in the business, indicate that there may be justification for conducting an interim test. Impairment testing is performed at the reporting unit level (which is the same level as the Company’s major operating segments identified in Note 21 — Business Segments to the Consolidated Financial Statements in this Form 10-K). The Company conducts a two-step goodwill impairment test. The first step is to identify potential impairment by determining the fair value of each reporting unit and comparing such fair value to its corresponding carrying value. In order to determine the fair value of the reporting units, a combined income approach and market approach is used (additional information on process and methodology used to conduct goodwill impairment testing is described in Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in this Form 10-K). If the fair value is less than the carrying value, then the second step of the test is needed to measure the amount of goodwill impairment, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying value of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the carrying value of reporting unit goodwill exceeds the implied fair value of that goodwill, then the Company would recognize an impairment loss in an amount equal to that excess, which would be recorded as a charge to noninterest expense. The loss recognized cannot exceed the carrying amount of goodwill.

Significant judgment is applied and assumptions are made when estimating the fair value of the reporting units. Estimates of fair value are dependent upon various factors including estimates of the profitability of the Company’s reporting units, long term growth rates and the estimated market cost of equity. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. Certain events or circumstances could have a negative effect on the estimated fair value of the reporting units, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions and adverse regulatory or legislative changes, which could result in a material impairment charge to earnings in a future period.

In the fourth quarter of 2019, the Company performed its annual goodwill impairment test on all reporting units, and no goodwill impairment was recognized as a result of the test. For additional information on goodwill, see Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in this Form 10-K.

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

A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. It reduces the deferred tax assets to the amount that is more-likely-than-not to be realized. The Company has concluded that it is more-likely-than-not that all of the benefit of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state NOLs. Accordingly, a valuation allowance has been recorded for these amounts.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. The Company establishes a liability for potential taxes, interest and penalties related to uncertain tax positions based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2019. See Note 14 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for additional information on income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

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

During 2019, the Company recorded a $7.0 million pre-tax impairment charge, reversed $30.1 million of certain previously claimed tax credits and subsequently recorded a $1.6 million pre-tax impairment recovery related to DC Solar. During 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million. During 2017, the Company consummated a sale and leaseback transaction on a commercial property and recognized a pre-tax gain on sale of $71.7 million, sold its EWIS insurance brokerage business and recognized a pre-tax gain on sale of $3.8 million, and recorded additional income tax expense of $41.7 million related to the passing of the Tax Act.

The following tables present the reconciliation of GAAP to non-GAAP financial measures in 2019, 2018 and 2017:

($ and shares in thousands, except per share data)		Year Ended December 31,
		2019	2018	2017
Net income	(a)	$674,035	$703,701	$505,624
Add: Impairment charge related to DC Solar (1)		6,978	—	—
Less: Gain on sale of the commercial property		—	—	(71,654)
Gain on sale of business		—	(31,470)	(3,807)
Impairment recovery related to DC Solar (1)		(1,583)	—	—
Tax effect of adjustments (2)		(1,595)	9,303	31,729
Add: Reversal of certain previously claimed tax credits related to DC Solar		30,104	—	—
Impact of the Tax Act		—	—	41,689
Non-GAAP net income	(b)	$707,939	$681,534	$503,581

Diluted weighted-average number of shares outstanding		146,179	146,169	145,913

Diluted EPS		$4.61	$4.81	$3.47
Diluted EPS impact of impairment charge related to DC Solar, net of tax		0.03	—	—
Diluted EPS impact of gain on sale of the commercial property, net of tax		—	—	(0.28)
Diluted EPS impact of gain on sale of business, net of tax		—	(0.15)	(0.02)
Diluted EPS impact of impairment recovery related to DC Solar, net of tax		(0.01)	—	—
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		0.21	—	—
Diluted EPS impact of the Tax Act		—	—	0.29
Non-GAAP diluted EPS		$4.84	$4.66	$3.46

Average total assets	(c)	$42,484,885	$38,542,569	$35,787,613
Average stockholders’ equity	(d)	$4,760,845	$4,130,822	$3,687,213
ROA	(a)/(c)	1.59%	1.83%	1.41%
Non-GAAP ROA	(b)/(c)	1.67%	1.77%	1.41%
ROE	(a)/(d)	14.16%	17.04%	13.71%
Non-GAAP ROE	(b)/(d)	14.87%	16.50%	13.66%

(1)	Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.

(2)	Applied statutory rate of 29.56%.

($ in thousands)		Year Ended December 31,
		2019	2018	2017
Income tax expense	(a)	$169,882	$114,995	$229,476
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)	(30,104)	—	—
Impact of the Tax Act	(c)	—	—	(41,689)
Non-GAAP income tax expense	(d)	$139,778	$114,995	$187,787

Income before income taxes	(e)	$843,917	$818,696	$735,100

Effective tax rate	(a)/(e)	20.1%	14.0%	31.2%
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)/(e)	(3.5)%	—%	—%
Impact of the Tax Act	(c)/(e)	—%	—%	(5.7)%
Non-GAAP effective tax rate	(d)/(e)	16.6%	14.0%	25.5%

($ in thousands)		Year Ended December 31,
		2019	2018	2017
Net interest income before provision for credit losses	(a)	$1,467,813	$1,386,508	$1,185,069
Total noninterest income		209,377	210,909	257,748
Total revenue	(b)	$1,677,190	$1,597,417	$1,442,817
Total noninterest income		$209,377	$210,909	$257,748
Less: Gain on sale of the commercial property		—	—	(71,654)
Gain on sale of business		—	(31,470)	(3,807)
Non-GAAP noninterest income	(c)	$209,377	$179,439	$182,287
Non-GAAP revenue	(a)+(c)=(d)	$1,677,190	$1,565,947	$1,367,356

Total noninterest expense	(e)	$734,588	$714,466	$661,451
Less: Amortization of tax credit and other investments		(85,515)	(89,628)	(87,950)
Amortization of core deposit intangibles		(4,518)	(5,492)	(6,935)
Non-GAAP noninterest expense	(f)	$644,555	$619,346	$566,566

Efficiency ratio	(e)/(b)	43.80%	44.73%	45.84%
Non-GAAP efficiency ratio	(f)/(d)	38.43%	39.55%	41.44%

($ and shares in thousands, except per share data)		December 31,
		2019	2018	2017
Stockholders’ equity	(a)	$5,017,617	$4,423,974	$3,841,951
Less: Goodwill		(465,697)	(465,547)	(469,433)
Other intangible assets (1)		(16,079)	(22,365)	(28,825)
Non-GAAP tangible common equity	(b)	$4,535,841	$3,936,062	$3,343,693

Number of common shares, at period-end	(c)	145,625	144,961	144,543
Non-GAAP tangible common equity per share	(b)/(c)	$31.15	$27.15	$23.13

(1)	Includes core deposit intangibles and mortgage servicing assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 7. MD&A — Risk Management — Market Risk Management and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

EAST WEST BANCORP, INC.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of the allowance for loan losses related to non-impaired loans collectively evaluated for impairment.
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s allowance for loan losses related to non-impaired loans collectively evaluated for impairment (general reserve) was $353 million of a total allowance for loan losses of $358 million as of December 31, 2019. The methodology to determine the general reserve is based on a classified asset migration model (the model) that uses both quantitative factors and qualitative considerations. The model examines pools of loans having similar characteristics, including loan grades for heterogeneous loans, and estimates their probable losses. Quantitative factors include historical loss experience, delinquency and net charge-off trends, and other factors. Additionally, the methodology utilizes qualitative and environmental factors as adjusting mechanisms to supplement the historical results of the model.
We identified the assessment of the general reserve as a critical audit matter as it involved significant measurement uncertainty, required complex auditor judgment, and industry knowledge and experience. Specifically, the assessment involved an evaluation of the methodology and model, and the key inputs and assumptions, which included (1) how loans with similar characteristics are pooled, (2) loan grades for heterogeneous loans, (3) loss rates based on historical loss experience, and (4) qualitative and environmental factors.

The primary procedures we performed to address the critical audit matter included the following. We tested the design, implementation, and operating effectiveness of internal controls over the development and approval of the general reserve methodology, including the determination of the key inputs and assumptions. We tested the process for estimating the general reserve, including the key inputs and assumptions. We involved credit risk professionals with specialized industry knowledge and experience, who assisted in the evaluation of (1) the general reserve methodology for compliance with U.S. generally accepted accounting principles, (2) how loans with similar characteristics are pooled, (3) loan grades for a selection of heterogeneous loans, (4) the development of the loss rates, which are based on the historical loss experience, and (5) the framework used to develop the resulting qualitative factors.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 27, 2020

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$536,221	$516,291
Interest-bearing cash with banks	2,724,928	2,485,086
Cash and cash equivalents	3,261,149	3,001,377
Interest-bearing deposits with banks	196,161	371,000
Securities purchased under resale agreements (“resale agreements”)	860,000	1,035,000
Securities:
Available-for-sale (''AFS'') investment securities, at fair value (includes assets pledged as collateral of $479,432 in 2019 and $435,833 in 2018)	3,317,214	2,741,847
Restricted equity securities, at cost	78,580	74,069
Loans held-for-sale	434	275
Loans held-for-investment (net of allowance for loan losses of $358,287 in 2019 and $311,322 in 2018; includes assets pledged as collateral of $22,431,092 in 2019 and $20,590,035 in 2018)	34,420,252	32,073,867
Investments in qualified affordable housing partnerships, net	207,037	184,873
Investments in tax credit and other investments, net	254,140	231,635
Premises and equipment (net of accumulated depreciation of $116,790 in 2019 and $118,547 in 2018)	118,364	119,180
Goodwill	465,697	465,547
Operating lease right-of-use assets	99,973	—
Other assets	917,095	743,686
TOTAL	$44,196,096	$41,042,356
LIABILITIES
Deposits:
Noninterest-bearing	$11,080,036	$11,377,009
Interest-bearing	26,244,223	24,062,619
Total deposits	37,324,259	35,439,628
Short-term borrowings	28,669	57,638
Federal Home Loan Bank (“FHLB”) advances	745,915	326,172
Securities sold under repurchase agreements (“repurchase agreements”)	200,000	50,000
Long-term debt and finance lease liabilities	152,270	146,835
Operating lease liabilities	108,083	—
Accrued expenses and other liabilities	619,283	598,109
Total liabilities	39,178,479	36,618,382
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 166,621,959 and 165,867,587 shares issued in 2019 and 2018, respectively	167	166
Additional paid-in capital	1,826,345	1,789,811
Retained earnings	3,689,377	3,160,132
Treasury stock, at cost — 20,996,574 shares in 2019 and 20,906,224 shares in 2018	(479,864)	(467,961)
Accumulated other comprehensive loss (“AOCI”), net of tax	(18,408)	(58,174)
Total stockholders’ equity	5,017,617	4,423,974
TOTAL	$44,196,096	$41,042,356

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,717,415	$1,503,514	$1,198,440
Investment securities	67,838	60,911	58,670
Resale agreements	27,819	29,328	32,095
Restricted equity securities	2,468	3,146	2,524
Interest-bearing cash and deposits with banks	66,760	54,804	33,390
Total interest and dividend income	1,882,300	1,651,703	1,325,119
INTEREST EXPENSE
Deposits	375,802	234,752	116,391
Federal funds purchased and other short-term borrowings	1,763	1,398	1,003
FHLB advances	16,697	10,447	7,751
Repurchase agreements	13,582	12,110	9,476
Long-term debt and finance lease liabilities	6,643	6,488	5,429
Total interest expense	414,487	265,195	140,050
Net interest income before provision for credit losses	1,467,813	1,386,508	1,185,069
Provision for credit losses	98,685	64,255	46,266
Net interest income after provision for credit losses	1,369,128	1,322,253	1,138,803
NONINTEREST INCOME
Lending fees	63,670	59,758	58,395
Deposit account fees	38,648	39,176	40,299
Foreign exchange income	26,398	21,259	9,908
Wealth management fees	16,668	13,785	13,974
Interest rate contracts and other derivative income	39,865	18,980	17,671
Net gains on sales of loans	4,035	6,590	8,870
Net gains on sales of AFS investment securities	3,930	2,535	8,037
Net gains on sales of fixed assets	114	6,683	77,388
Net gain on sale of business	—	31,470	3,807
Other investment income	5,249	1,207	3,903
Other income	10,800	9,466	15,496
Total noninterest income	209,377	210,909	257,748
NONINTEREST EXPENSE
Compensation and employee benefits	401,700	379,622	335,291
Occupancy and equipment expense	69,730	68,896	64,921
Deposit insurance premiums and regulatory assessments	12,928	21,211	23,735
Legal expense	8,441	8,781	11,444
Data processing	13,533	13,177	12,093
Consulting expense	9,846	11,579	14,922
Deposit related expense	14,175	11,244	9,938
Computer software expense	26,471	22,286	18,183
Other operating expense	92,249	88,042	82,974
Amortization of tax credit and other investments	85,515	89,628	87,950
Total noninterest expense	734,588	714,466	661,451
INCOME BEFORE INCOME TAXES	843,917	818,696	735,100
INCOME TAX EXPENSE	169,882	114,995	229,476
NET INCOME	$674,035	$703,701	$505,624
EARNINGS PER SHARE (“EPS”)
BASIC	$4.63	$4.86	$3.50
DILUTED	$4.61	$4.81	$3.47
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	145,497	144,862	144,444
DILUTED	146,179	146,169	145,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$674,035	$703,701	$505,624
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS investment securities	43,402	(8,652)	(2,126)
Foreign currency translation adjustments	(3,636)	(5,732)	12,753
Other comprehensive income (loss)	39,766	(14,384)	10,627
COMPREHENSIVE INCOME	$713,801	$689,317	$516,251

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2016	144,167,451	$1,727,598	$2,187,676	$(439,387)	$(48,146)	$3,427,741
Net income	—	—	505,624	—	—	505,624
Other comprehensive income	—	—	—	—	10,627	10,627
Net activity of common stock pursuant to various stock compensation plans and agreements	375,609	27,897	—	(12,940)	—	14,957
Cash dividends on common stock ($0.80 per share)	—	—	(116,998)	—	—	(116,998)
BALANCE, DECEMBER 31, 2017	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	703,701	—	—	703,701
Other comprehensive loss	—	—	—	—	(14,384)	(14,384)
Net activity of common stock pursuant to various stock compensation plans and agreements	418,303	34,482	—	(15,634)	—	18,848
Cash dividends on common stock ($0.86 per share)	—	—	(125,982)	—	—	(125,982)
BALANCE, DECEMBER 31, 2018	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative effect of change in accounting principle related to leases (3)	—	—	10,510	—	—	10,510
Net income	—	—	674,035	—	—	674,035
Other comprehensive income	—	—	—	—	39,766	39,766
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	483,796	34,824	—	(14,635)	—	20,189
Cash dividends on common stock ($1.055 per share)	—	—	(155,300)	—	—	(155,300)
BALANCE, DECEMBER 31, 2019	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617

(1)
Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities in the first quarter of 2018. Refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Annual Report on Form 10-K (“this Form 10-K”) for additional information.

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

(3)
Represents the impact of the adoption of ASU 2016-02, Leases (Topic 842) and subsequent related ASUs in the first quarter of 2019. Refer to Note 1 — Summary of Significant Accounting Policies and Note 10 — Leases to the Consolidated Financial Statements in this Form 10-K for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$674,035	$703,701	$505,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,178	139,499	149,822
Accretion of discount and amortization of premiums, net	(22,379)	(20,572)	(7,260)
Stock compensation costs	30,761	30,937	24,657
Deferred income tax (benefit) expense	(21,604)	(16,470)	33,856
Provision for credit losses	98,685	64,255	46,266
Net gains on sales of loans	(4,035)	(6,590)	(8,870)
Net gains on sales of AFS investment securities	(3,930)	(2,535)	(8,037)
Net gains on sales of fixed assets	(114)	(6,683)	(77,388)
Net gain on sale of business	—	(31,470)	(3,807)
Loans held-for-sale:
Originations and purchases	(10,569)	(20,176)	(20,521)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	10,436	20,068	21,363
Proceeds from distributions received from equity method investees	3,470	3,761	3,582
Net change in accrued interest receivable and other assets	(170,819)	(60,791)	45,354
Net change in accrued expenses and other liabilities	7,012	88,070	(1,965)
Other net operating activities	702	(1,832)	599
Total adjustments	61,794	179,471	197,651
Net cash provided by operating activities	735,829	883,172	703,275
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(146,902)	(132,605)	(173,630)
Interest-bearing deposits with banks	193,455	4,212	(63,096)
Resale agreements:
Proceeds from paydowns and maturities	650,000	175,000	1,250,000
Purchases	(325,000)	(160,000)	(600,000)
AFS investment securities:
Proceeds from sales	627,110	364,270	832,844
Proceeds from repayments, maturities and redemptions	1,155,002	742,132	413,593
Purchases	(2,303,317)	(888,673)	(828,604)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	288,823	483,948	566,688
Purchases	(524,142)	(597,112)	(534,816)
Other changes in loans held-for-investment, net	(2,184,915)	(3,313,382)	(3,514,786)
Premises and equipment:
Proceeds from sales	403	1,638	119,749
Purchases	(9,859)	(13,787)	(13,754)
Sales of businesses, net of cash transferred:
Proceeds	—	—	3,633
Payments	—	(503,687)	—
Proceeds from sales of other real estate owned (“OREO”)	1,224	4,484	6,999
Proceeds from distributions received from equity method investees	9,502	5,185	8,387
Other net investing activities	(2,560)	(4,035)	19,969
Net cash used in investing activities	(2,571,176)	(3,832,412)	(2,506,824)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,902,741	3,903,192	2,272,500
Net (decrease) increase in short-term borrowings	(28,535)	61,392	(61,560)
FHLB advances
Proceeds	1,500,000	—	—
Repayment	(1,082,001)	—	—
Repayment of long-term debt and lease liabilities	(884)	(25,000)	(15,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,383	2,846	2,280
Stocks tendered for payment of withholding taxes	(14,635)	(15,634)	(12,940)
Cash dividends paid	(155,107)	(125,988)	(116,820)
Net cash provided by financing activities	2,124,962	3,800,808	2,068,460
Effect of exchange rate changes on cash and cash equivalents	(29,843)	(24,783)	31,178
NET INCREASE IN CASH AND CASH EQUIVALENTS	259,772	826,785	296,089
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,001,377	2,174,592	1,878,503
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,261,149	$3,001,377	$2,174,592

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)

	Year Ended December 31,
($ in thosands)	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$418,840	$253,026	$138,766
Income taxes, net	$158,296	$85,872	$98,126
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale (1)	$285,637	$481,593	$613,088
Loans transferred from held-for-sale to held-for-investment	$—	$2,306	$—
Deposits transferred to branch liability held-for-sale	$—	$—	$605,111
Investment security transferred from held-to-maturity to AFS	$—	$—	$115,615
Premises and equipment transferred to branch assets held-for-sale	$—	$—	$8,043
Loans transferred to OREO	$2,013	$1,206	$777

(1)	December 31, 2017 amount includes loans transferred from held-for-investment to branch assets held-for-sale.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

General

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2019, the Company operates in more than 125 locations in the United States (“U.S.”) and Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen. In 2017, the Company sold the insurance brokerage business of East West Insurance Services, Inc. (“EWIS”), which remains a subsidiary of East West and continues to maintain its insurance broker license. In 2019, East West acquired Enstream Capital Markets, LLC, a private broker dealer and also established East West Investment Management LLC, a registered investment adviser. Both Enstream Capital Markets, LLC (subsequently renamed as East West Markets, LLC) and East West Investment Management LLC are wholly-owned subsidiaries of East West.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2019 presentation.

Principles of Consolidation — The Consolidated Financial Statements in this Form 10-K include the accounts of East West and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions, and federal funds sold with original maturities up to three months.

Interest-bearing Deposits with Banks — Interest-bearing deposits with banks include cash placed with other banks with original maturities greater than three months and less than one year.

Resale Agreements and Repurchase Agreements — Resale agreements are recorded as receivables based on the values at which the securities are acquired. The market values of the underlying securities collateralizing the resale agreements, including accrued interest, are monitored. Additional collateral may be requested from the counterparties or excess collateral may be returned to the counterparties by the Company under the contractual terms of the arrangements, when deemed appropriate. Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. The Company may have to provide additional collateral to the counterparties, or the counterparties may return excess collateral to the Company, for the repurchase agreements when deemed appropriate. The Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

Securities — The Company’s securities include various debt securities, marketable equity securities and restricted equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company classifies its debt securities as trading securities, AFS or held-to-maturity investment securities based on management’s intention on the date of the purchase.

Debt securities are purchased for liquidity and investment purpose, as part of asset-liability management and other strategic activities. Debt securities for which the Company does not have the positive intention and ability to hold to maturity are classified as AFS and reported at fair value with unrealized gains and losses net of applicable income taxes, included in AOCI. We recognize realized gains and losses on the sale of AFS debt securities using the specific identification method. For each reporting period, debt securities classified as either AFS or held-to-maturity investment securities that are in an unrealized loss position are analyzed as part of the Company’s ongoing other-than-temporary impairment (“OTTI”) assessment. The initial indicator of OTTI is a decline in fair value below the amortized cost of the debt security. In determining whether OTTI has occurred, the Company considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the debt securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. When the Company does not intend to sell the impaired debt security and it is more-likely-than-not that the Company will not be required to sell the impaired debt security prior to recovery of its amortized cost basis, the credit component of an OTTI of the impaired debt security is recognized as OTTI loss on the Consolidated Statement of Income and the non-credit component is recognized in other comprehensive income. This applies for both AFS and held-to-maturity investment securities. If the Company intends to sell the impaired debt security or it is more-likely-than-not that the Company will be required to sell the impaired debt security prior to recovery of its amortized cost basis, the full amount of the impairment loss (equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date) is recognized as OTTI loss on the Consolidated Statement of Income. Following the recognition of OTTI, the debt security’s new amortized cost basis is the previous basis minus the OTTI amount recognized in earnings.

Marketable equity securities that have readily determinable fair values are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Marketable equity securities include mutual fund investments are included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet. Nonmarketable equity securities that do not have readily determinable fair values, exclude investments for which we hold a controlling interest in the investee. Nonmarketable equity securities include tax credit investments that are included in Investments in tax credit and other investments, net, and Other assets on the Consolidated Balance Sheet. These securities are accounted for under one of the following accounting methods:

•	Equity Method — When we have the ability to exert significant influence over the investee.

•
Cost Method — The cost method is applied to investments such as FRB and FHLB stock. These investments are held at their cost minus impairment. If impaired, the carrying value is written down to the fair value of the security.

•
Measurement Alternative — This method is applied to all remaining nonmarketable equity securities. These securities are carried at cost less impairment, and adjusted for changes in fair value upon the occurrence of orderly observable transactions of the same or similar security of the same issuer.

Our review for impairment for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity method and cost method investments, we reduce the asset’s carrying value when we consider declines in value to be OTTI. For securities accounted for under the measurement alternative, we reduce the asset value when the fair value is less than the carrying value, without the consideration of recovery. For additional information on the Company’s OTTI evaluation, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements.

Restricted equity securities include FRB and FHLB stock. The FRB stock is required by law to be held as a condition of membership in the Federal Reserve System. The FHLB stock is required to obtain advances from the FHLB. They are carried at cost as they do not have a readily determinable fair value.

Loans Held-for-Sale — Loans are initially classified as loans held-for-sale when they are individually identified as being available for immediate sale and management has committed to a formal plan to sell them. Loans held-for-sale are carried at lower of cost or fair value. Subject to periodic review under the Company’s evaluation process, including asset/liability and credit risk management, the Company may transfer certain loans from held-for-investment to held-for-sale measured at lower of cost or fair value. Any write-downs in the carrying amount of the loan at the date of transfer is recorded as a charge-off to allowance for loan losses. Loan origination fees on loans held-for-sale, net of certain costs in processing and closing the loans, are deferred until the time of sale and are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back to the loans held-for-investment portfolio from the loans held-for-sale portfolio at the lower of cost or fair value on the transfer date.

Loans Held-for-Investment — At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future”. Loans held-for-investment are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs, or unearned fees on originated loans, net of unamortized premiums or unaccreted discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method or straight-line method over the remaining period to contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Troubled Debt Restructurings — A loan is classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B note restructurings. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, these loans are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. TDRs are included in the impaired loan quarterly valuation allowance process. Refer to Impaired Loans below for a complete discussion.

Impaired Loans — Impaired loans are identified and evaluated for impairment on an individual basis. The Company’s impaired loans include predominantly loans held-for-investment on nonaccrual status or modified as a TDR designated either as performing or nonperforming, excluding purchased credit-impaired (“PCI”) loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of and the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Allowance for Credit Losses — The allowance for credit losses (“ACL”) consists of the allowance for loan losses and unfunded credit commitments. The allowance for unfunded credit commitments include reserves provided for unfunded lending commitments, standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The allowance for loan losses is established as management’s estimate of probable losses inherent in the Company’s lending activities. The allowance for loan losses is increased by the provision for loan losses and decreased by net charge-offs when management believes that the uncollectability of a loan is probable. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated quarterly by management based on periodic review of the collectability of the loans.

The allowance for loan losses on non-PCI loans consists of specific and general reserves. The Company’s non-PCI loans fall into heterogeneous and homogeneous categories. Impaired loans are subject to specific reserves. Non-impaired loans are evaluated as part of the general reserve. General reserves are calculated by utilizing both quantitative and qualitative factors. There are different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the commercial real estate (“CRE”), multifamily, single-family residential loans and home equity lines of credit (“HELOC”) loans consider the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the commercial and industrial (“C&I”) loans include cash flows, debt service and collateral of the borrowers and guarantors, as well as the economic and market conditions.

The Company also maintains an allowance for loan losses on PCI loans when there is deterioration in credit quality subsequent to acquisition. Based on the Company’s estimates of cash flows expected to be collected, the Company establishes an allowance for the PCI loans, with a charge to Provision for credit losses on the Consolidated Statement of Income.

When a loan is determined uncollectible, it is the Company’s policy to promptly charge off the difference between the recorded investment balance of the loan and either the fair value of the collateral or the discounted value of expected cash flows. Recoveries are recorded when payment is received on loans that were previously charged off through the allowance for loan losses. Allocation of a portion of the allowance to one segment of the loan portfolio does not preclude its availability to absorb losses in other segments.

The allowance for unfunded credit commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding, and the terms and expiration dates of the unfunded credit facilities.

The allowance for loan losses is reported separately on the Consolidated Balance Sheet, whereas the allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Provision for credit losses is reported on the Consolidated Statement of Income.

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

The excess of cash flows expected to be collected over the initial investment in the loan represents the “accretable yield,” which is recognized as interest income on a level yield basis over the life of the loan. The excess of total contractual cash flows over the cash flows expected to be received at origination is deemed the “nonaccretable difference.” In estimating the nonaccretable difference, the Company (a) calculates the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimates the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The cash flows expected over the life of the pools are estimated by an internal cash flows model that projects cash flows and calculates the carrying values of the pools, book yields, effective interest income and impairment, if any, based on pool level events. Assumptions such as cumulative loss rates, loss curves and prepayment speeds are utilized to calculate the expected cash flows. Subsequent to the acquisition date, based on the quarterly evaluations of remaining cash flows from principal and interest payments expected to be collected, any increases in expected cash flows over the expected cash flows at purchase date in excess of fair value that are significant and probable are adjusted through the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows over the expected cash flows at purchase date that are probable are recognized by a charge to the provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the ASC 310-30 portfolio at the carrying amount.

Variable Interest and Voting Interest Entities — The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). We first determine whether or not we have variable interests in the entity, which are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that we do not have a variable interest in the entity, no further analysis is required and the entity is not consolidated. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The Company consolidates a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For entities that do not meet the definition of a VIE, the entity is considered a voting interest entity. We consolidate these entities if we can exert control over the financial and operating policies of an investee, which can occur if we have a 50% or more voting interest in the entity.

Investments in Qualified Affordable Housing Partnerships, Net, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships, net, using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

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

Premises and Equipment, Net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	25 years
Furniture, fixtures and equipment, building improvements	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is not amortized, but is tested for impairment on an annual basis or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Other intangible assets are primarily comprised of core deposit intangibles. Core deposit intangibles, which represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions, are amortized over the projected useful lives of the deposits, which is typically 8 to 15 years. Core deposit intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Impairment on goodwill and core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Derivatives — As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives.  Derivatives utilized by the Company include primarily swaps, forwards and option contracts.  Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported in Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet. To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items. Retrospective effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.

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

The Company also offers various interest rate, foreign currency, and energy commodity derivative products to customers. These transactions are not linked to specific assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, do not qualify for hedge accounting. These contracts are recorded at fair value with changes in fair value recorded on the Consolidated Statement of Income.

As part of the Company’s loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and/or common stock of public or private companies it provides loans to. These equity warrants are accounted for as derivatives and recorded at fair value included in Other assets on the Consolidated Balance Sheet with changes in fair value recorded on the Consolidated Statement of Income.

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the non-performance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral and securities. The Company elected to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applied the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

Fair Value — Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Fair value measurements are based on the exit price notion and are determined by maximizing the use of observable inputs. However, for certain instruments, we must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in the measurement of fair value. Based on the inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. The Company records certain financial instruments, such as AFS investment securities, and derivative assets and liabilities, at fair value on a recurring basis. Certain financial instruments, such as impaired loans and loans held-for-sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to lower-of-cost-or-market accounting or write-downs of individual assets. For additional information on fair value, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Stock-Based Compensation — The Company issues stock-based awards to eligible employees, officers and directors, and accounts for the related costs in accordance with the provisions of ASC 505, Equity and ASC 718, Compensation — Stock Compensation. Stock-based compensation cost is measured at the grant date based on the fair value of the awards and expensed over the employee’s requisite service period.

The Company grants restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSUs contain performance goals and market conditions that are required to be met in order for the awards to vest. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Compensation cost for those awards is based on quoted market price of the Company’s common stock at the grant date. Certain RSUs will be settled in cash, which subjects these RSUs to variable accounting whereby the compensation cost is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Effective January 1, 2017, the Company prospectively adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. As a result of its adoption, all excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. Before 2017, the tax benefits were recorded as increases to Additional paid-in capital on the Consolidated Balance Sheet.

For time-based RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSUs are vested and issued on the date of grant. For performance-based RSUs, the grant-date fair value considers both performance and market conditions. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. For performance-based RSUs, the compensation expense fluctuates based on the estimated outcome of meeting the performance conditions. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Refer to Note 16 — Stock Compensation Plans to the Consolidated Financial Statements in this Form 10-K for additional information.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. Accrued income tax liabilities (assets) represent the estimated amounts due to (received from) the various taxing jurisdictions where the Company has established a business presence. Under the balance sheet method, deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. See Note 14 — Income Taxes to the Consolidated Financial Statements for a discussion of management’s assessment of evidence considered by the Company in establishing a valuation allowance.

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

Foreign Currency Translation — The Company’s foreign subsidiary in China, East West Bank (China) Limited’s functional currency is in Chinese Renminbi (“RMB”). As a result, assets and liabilities of East West Bank (China) Limited are translated, for consolidation purpose, from its functional currency into U.S. Dollar (“USD”) using period-end spot foreign exchange rates. Revenues and expenses of East West Bank (China) Limited are translated, for the purpose of consolidation, from its functional currency into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are primarily reported on the Consolidated Statement of Income.

New Accounting Pronouncements Adopted in 2019

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2019
ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	January 1, 2019 for leases standards other than ASU 2019-01 January 1, 2020 for ASU 2019-01 where early adoption is permitted.
ASC Topic 842, Leases, supersedes ASC Topic 840, Leases. This ASU requires lessees to recognize right-of-use assets and related lease liabilities for all leases with lease terms of more than 12 months on the Consolidated Balance Sheet, and provide quantitative and qualitative disclosures regarding key information about the leasing arrangements. For short-term leases with a term of 12 months or less, lessees can make a policy election not to recognize lease assets and lease liabilities. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. Lessee accounting for finance leases, as well as lessor accounting is largely unchanged. The standard may be adopted using a modified retrospective approach through a cumulative-effect adjustment. In addition, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides companies the option to continue to apply the legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year they adopt ASU 2016-02. Companies that elect this transition option can recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

The Company adopted all the new lease standards on January 1, 2019 using the alternative transition method, which allows the adoption of the accounting standard prospectively without revising comparable prior periods’ financial information.

On January 1, 2019, the Company recognized $109.1 million and $117.7 million increase in right-of-use assets and associated lease liabilities, respectively, based on the present value of the expected remaining operating lease payments. In addition, the Company also recognized a cumulative-effect adjustment, net of tax of $10.5 million to increase beginning balance of retained earnings as of January 1, 2019 related to the deferred gains on our prior sale and leaseback transactions that occurred prior to the date of adoption. The adoption of the new leases standards did not have a material impact on the Company’s Consolidated Statement of Income. Disclosures related to leases are included in Note 10 — Leases to the Consolidated Financial Statements in this Form 10-K.

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
Standards Adopted in 2020
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	January 1, 2020 Early adoption is permitted on January 1, 2019.
The ASU introduces a new current expected credit loss (“CECL”) impairment model that applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loan receivables, AFS and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. This ASU also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial Instruments.

The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2020 without electing the fair value option on eligible financial instruments under ASU 2019-05. The Company has completed its implementation of the new processes and controls over the new credit and loss aggregation models, completed two parallel runs, analyzed model results, revised the qualitative framework and updated policies and disclosures.
Upon adoption of the ASU, the Company‘s ACL, which includes the reserve for unfunded credit commitments, increased approximately 34% from $369.4 million as of December 31, 2019. This impact was recorded as a cumulative-effect adjustment that reduced retained earnings on January 1, 2020.  This increase in ACL was mainly driven by the Company’s C&I and CRE loan portfolios due to the capture of lifetime expected credit losses under the new guidance. There was no ACL recorded on the AFS securities portfolio upon the adoption of this guidance.
The regulatory rules provide the banks with the option to elect a three-year phase-in of the “day one” impact of CECL. The Company has elected not to apply the three-year phased-in approach in its first quarter 2020’s regulatory capital calculations. Upon adoption of CECL, the Company and the Bank are well-capitalized.

ASU2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 1, 2020 Early adoption is permitted for interim or annual goodwill impairment tests with measurement dates after January 1, 2017.
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
The Company adopted this guidance on January 1, 2020. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.
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
The Company adopted this guidance on a prospective basis on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Dispositions

In the first quarter of 2017, the Company completed the sale and leaseback of a commercial property in San Francisco, California for cash consideration of $120.6 million and entered into a leaseback with the buyer for part of the property, consisting of a retail branch and office facilities. The net book value of the property was $31.6 million at the time of the sale, resulting in a pre-tax gain of $85.4 million after considering $3.6 million in selling costs. As the leaseback is an operating lease, $71.7 million of the gain was recognized on the closing date, and $13.7 million was deferred. Upon the adoption of ASU 2016-02, Leases, (Topic 842) on January 1, 2019, any remaining deferred gains related to sale and leaseback transactions were recognized as a cumulative-effect adjustment to increase beginning retained earnings as of January 1, 2019.

In the third quarter of 2017, the Company sold the insurance brokerage business of its subsidiary, EWIS, for $4.3 million, and recorded a pre-tax gain of $3.8 million. EWIS remains a subsidiary of East West and continues to maintain its insurance broker license.

On March 17, 2018, the Bank completed the sale of its eight Desert Community Bank (“DCB”) branches located in the High Desert area of Southern California to Flagstar Bank, a wholly-owned subsidiary of Flagstar Bancorp, Inc. The assets and liability of the DCB branches that were sold in this transaction primarily consisted of $613.7 million of deposits, $59.1 million of loans, $9.0 million of cash and cash equivalents, and $7.9 million of premises and equipment. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank. After transaction costs, the sale resulted in a pre-tax gain of $31.5 million for the year ended December 31, 2018, which was reported as Net gain on sale of business on the Consolidated Statement of Income.

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

Available-for-Sale Investment Securities — When available, the Company uses quoted market prices to determine the fair value of AFS investment securities, which are classified as Level 1. Level 1 AFS investment securities are comprised of U.S. Treasury securities. The fair value of other AFS investment securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices.

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

Equity Securities — Equity securities were comprised of mutual funds as of both December 31, 2019 and 2018. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. The Company held foreign currency non-deliverable forward contracts as of December 31, 2019 and held foreign swap contracts as of December 31, 2018 to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary in China. These foreign currency non-deliverable forward and swap contracts were designated as net investment hedges. The fair value of foreign currency contracts is valued by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. As of December 31, 2019 and 2018, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For equity warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ equity warrants. Given that the Company holds long positions in all equity warrants, an increase in volatility assumption would generally result in an increase in fair value measurement. A higher liquidity discount would result in a decrease in fair value measurement. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS investment securities:
U.S. Treasury securities	$176,422	$—	$—	$176,422
U.S. government agency and U.S. government sponsored enterprise debt securities	—	581,245	—	581,245
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	603,471	—	603,471
Residential mortgage-backed securities	—	1,003,897	—	1,003,897
Municipal securities	—	102,302	—	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	88,550	—	88,550
Residential mortgage-backed securities	—	46,548	—	46,548
Corporate debt securities	—	11,149	—	11,149
Foreign bonds	—	354,172	—	354,172
Asset-backed securities	—	64,752	—	64,752
Collateralized loan obligations (“CLOs”)	—	284,706	—	284,706
Total AFS investment securities	$176,422	$3,140,792	$—	$3,317,214

Investments in tax credit and other investments:
Equity securities (1)	$21,746	$9,927	$—	$31,673
Total investments in tax credit and other investments	$21,746	$9,927	$—	$31,673

Derivative assets:
Interest rate contracts	$—	$192,883	$—	$192,883
Foreign exchange contracts	—	54,637	—	54,637
Credit contracts	—	2	—	2
Equity contracts	—	993	421	1,414
Commodity contracts	—	81,380	—	81,380
Gross derivative assets	$—	$329,895	$421	$330,316
Netting adjustments (2)	$—	$(125,319)	$—	$(125,319)
Net derivative assets	$—	$204,576	$421	$204,997

Derivative liabilities:
Interest rate contracts	$—	$127,317	$—	$127,317
Foreign exchange contracts	—	48,610	—	48,610
Credit contracts	—	84	—	84
Commodity contracts	—	80,517	—	80,517
Gross derivative liabilities	$—	$256,528	$—	$256,528
Netting adjustments (2)	$—	$(159,799)	$—	$(159,799)
Net derivative liabilities	$—	$96,729	$—	$96,729

(1)	Equity securities are comprised of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS investment securities:
U.S. Treasury securities	$564,815	$—	$—	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	—	217,173	—	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	408,603	—	408,603
Residential mortgage-backed securities	—	946,693	—	946,693
Municipal securities	—	82,020	—	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	26,052	—	26,052
Residential mortgage-backed securities	—	9,931	—	9,931
Corporate debt securities	—	10,869	—	10,869
Foreign bonds	—	463,048	—	463,048
Asset-backed securities	—	12,643	—	12,643
Total AFS investment securities	$564,815	$2,177,032	$—	$2,741,847

Investments in tax credit and other investments:
Equity securities (1)	$20,678	$10,531	$—	$31,209
Total investments in tax credit and other investments	$20,678	$10,531	$—	$31,209

Derivative assets:
Interest rate contracts	$—	$69,818	$—	$69,818
Foreign exchange contracts	—	21,624	—	21,624
Credit contracts	—	1	—	1
Equity contracts	—	1,278	673	1,951
Commodity contracts	—	14,422	—	14,422
Gross derivative assets	$—	$107,143	$673	$107,816
Netting adjustments (2)	$—	$(45,146)	$—	$(45,146)
Net derivative assets	$—	$61,997	$673	$62,670

Derivative liabilities:
Interest rate contracts	$—	$75,133	$—	$75,133
Foreign exchange contracts	—	19,940	—	19,940
Credit contracts	—	164	—	164
Commodity contracts	—	23,068	—	23,068
Gross derivative liabilities	$—	$118,305	$—	$118,305
Netting adjustments (2)	$—	$(38,402)	$—	$(38,402)
Net derivative liabilities	$—	$79,903	$—	$79,903

(1)	Equity securities were comprised of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

Level 3 fair value measurements that were measured on a recurring basis consist of equity warrants issued by private companies as of and for the years ended December 31, 2019, 2018 and 2017. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
	Equity Warrants	Equity Warrants	Other Securities	Equity Warrants
Beginning balance	$673	$679	$—	$—
Transfer of investment security from held-to-maturity to AFS	—	—	115,615	—
Total gains included in earnings (1)	563	162	1,156	—
Issuances	114	65	—	679
Sales	—	—	(116,771)	—
Settlements	(929)	(233)	—	—
Ending balance	$421	$673	$—	$679

(1)
Includes unrealized (losses) gains of $(292) thousand and $225 thousand for the years ended December 31, 2019 and 2018, respectively. There were no unrealized gains (losses) for the year ended December 31, 2017. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2019 and 2018. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
December 31, 2019
Derivative assets:
Equity warrants	$421	Black-Scholes option pricing model	Equity volatility	39% — 44%	42%
			Liquidity discount	47%	47%
December 31, 2018
Derivative assets:
Equity warrants	$673	Black-Scholes option pricing model	Equity volatility	49% — 52%	51%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of December 31, 2019 and 2018, respectively.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — As part of the Company’s monitoring process, the Company conducts ongoing due diligence on the Company’s investments in its qualified affordable housing partnerships, tax credit and other investments after the initial investment date and prior to the being placed in service date. After these investments are either acquired or placed into service, periodic monitoring is performed, which includes the quarterly review of the financial statements of the tax credit investment entity and the annual review of the financial statements of the guarantor (if any), as well as the review of the annual tax returns of the tax credit investment entity; and comparison of the actual cash distributions received against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit investments for possible OTTI on an annual basis or when events or circumstances suggest that the carrying amount of the tax credit investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of December 31, 2019 and 2018:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$47,554	$47,554
CRE:
CRE	—	—	753	753
Total commercial	—	—	48,307	48,307
Consumer:
Residential mortgage:
HELOCs	—	—	1,372	1,372
Total consumer	—	—	1,372	1,372
Total non-PCI impaired loans	$—	$—	$49,679	$49,679
OREO (1)	$—	$—	$125	$125
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076

(1)	Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$26,873	$26,873
CRE:
CRE	—	—	3,434	3,434
Total commercial	—	—	30,307	30,307
Consumer:
Residential mortgage:
Single-family residential	—	—	2,551	2,551
Total consumer	—	—	2,551	2,551
Total non-PCI impaired loans	$—	$—	$32,858	$32,858

The following table presents the increase (decrease) in fair value of assets for which a fair value adjustment has been recognized for the years ended December 31, 2019, 2018 and 2017, related to assets that were still held as of those dates:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Non-PCI impaired loans:
Commercial:
C&I	$(35,365)	$(9,341)	$(19,703)
CRE:
CRE	9	270	(272)
Construction and land	—	—	(147)
Total CRE	9	270	(419)
Total commercial	(35,356)	(9,071)	(20,122)
Consumer:
Residential mortgage:
Single-family residential	—	15	(11)
HELOCs	(2)	—	—
Total residential mortgage	(2)	15	(11)
Other consumer	—	—	(2,491)
Total consumer	$(2)	$15	$(2,502)
Total non-PCI impaired loans	$(35,358)	$(9,056)	$(22,624)
OREO	$(8)	$—	$(1)
Investments in tax credit and other investments, net	$(13,023)	$—	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2019 and 2018:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
December 31, 2019
Non-PCI impaired loans	$27,841	Discounted cash flows	Discount	4% — 15%	14%
	$1,014	Fair value of collateral	Discount	8% — 20%	19%
	$20,824	Fair value of collateral	Contract value	NM	NM
OREO	$125	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2018
Non-PCI impaired loans	$16,921	Discounted cash flows	Discount	4% — 7%	6%
	$2,751	Fair value of collateral	Discount	15% — 50%	21%
	$11,499	Fair value of collateral	Contract value	NM	NM
	$1,687	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.

(1)	Weighted-average is based on the relative fair value of the respective assets as of December 31, 2019 and 2018.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2019 and 2018, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,261,149	$3,261,149	$—	$—	$3,261,149
Interest-bearing deposits with banks	$196,161	$—	$196,161	$—	$196,161
Resale agreements (1)	$860,000	$—	$856,025	$—	$856,025
Restricted equity securities, at cost	$78,580	$—	$78,580	$—	$78,580
Loans held-for-sale	$434	$—	$434	$—	$434
Loans held-for-investment, net	$34,420,252	$—	$—	$35,021,300	$35,021,300
Mortgage servicing rights	$6,068	$—	$—	$8,199	$8,199
Accrued interest receivable	$144,599	$—	$144,599	$—	$144,599
Financial liabilities:
Demand, checking, savings and money market deposits	$27,109,951	$—	$27,109,951	$—	$27,109,951
Time deposits	$10,214,308	$—	$10,208,895	$—	$10,208,895
Short-term borrowings	$28,669	$—	$28,669	$—	$28,669
FHLB advances	$745,915	$—	$755,371	$—	$755,371
Repurchase agreements (1)	$200,000	$—	$232,597	$—	$232,597
Long-term debt	$147,101	$—	$152,641	$—	$152,641
Accrued interest payable	$27,246	$—	$27,246	$—	$27,246

($ in thousands)	December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,001,377	$3,001,377	$—	$—	$3,001,377
Interest-bearing deposits with banks	$371,000	$—	$371,000	$—	$371,000
Resale agreements (1)	$1,035,000	$—	$1,016,724	$—	$1,016,724
Restricted equity securities, at cost	$74,069	$—	$74,069	$—	$74,069
Loans held-for-sale	$275	$—	$275	$—	$275
Loans held-for-investment, net	$32,073,867	$—	$—	$32,273,157	$32,273,157
Mortgage servicing rights	$7,836	$—	$—	$11,427	$11,427
Accrued interest receivable	$146,262	$—	$146,262	$—	$146,262
Financial liabilities:
Demand, checking, savings and money market deposits	$26,370,562	$—	$26,370,562	$—	$26,370,562
Time deposits	$9,069,066	$—	$9,084,597	$—	$9,084,597
Short-term borrowings	$57,638	$—	$57,638	$—	$57,638
FHLB advances	$326,172	$—	$334,793	$—	$334,793
Repurchase agreements (1)	$50,000	$—	$87,668	$—	$87,668
Long-term debt	$146,835	$—	$152,556	$—	$152,556
Accrued interest payable	$22,893	$—	$22,893	$—	$22,893

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Out of gross repurchase agreements of $450.0 million, $250.0 million and $400.0 million as of December 31, 2019 and 2018, respectively, were eligible for netting against gross resale agreements.

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Gross resale agreements were $1.11 billion and $1.44 billion as of December 31, 2019 and 2018, respectively. The weighted-average yields were 2.65%, 2.63% and 2.19% for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $450.0 million as of both December 31, 2019 and 2018. The weighted-average interest rates were 4.74%, 4.46% and 3.48% for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, $150.0 million will mature in 2022 and $300.0 million will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,110,000	$(250,000)	$860,000	$(856,058)	(1)	$3,942

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(250,000)	$200,000	$(200,000)	(2)	$—

($ in thousands)	December 31, 2018
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,435,000	$(400,000)	$1,035,000	$(1,025,066)	(1)	$9,934

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(400,000)	$50,000	$(50,000)	(2)	$—

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

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS investment securities as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities:
U.S. Treasury securities	$177,215	$—	$(793)	$176,422
U.S. government agency and U.S. government sponsored enterprise debt securities	584,275	1,377	(4,407)	581,245
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	599,814	8,551	(4,894)	603,471
Residential mortgage-backed securities	998,447	6,927	(1,477)	1,003,897
Municipal securities	101,621	790	(109)	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	86,609	1,947	(6)	88,550
Residential mortgage-backed securities	46,830	3	(285)	46,548
Corporate debt securities	11,250	12	(113)	11,149
Foreign bonds	354,481	198	(507)	354,172
Asset-backed securities	66,106	—	(1,354)	64,752
CLOs	294,000	—	(9,294)	284,706
Total AFS investment securities	$3,320,648	$19,805	$(23,239)	$3,317,214

($ in thousands)	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities:
U.S. Treasury securities	$577,561	$153	$(12,899)	$564,815
U.S. government agency and U.S. government sponsored enterprise debt securities	219,485	382	(2,694)	217,173
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	420,486	811	(12,694)	408,603
Residential mortgage-backed securities	957,219	4,026	(14,552)	946,693
Municipal securities	82,965	87	(1,032)	82,020
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	25,826	226	—	26,052
Residential mortgage-backed securities	10,109	7	(185)	9,931
Corporate debt securities	11,250	—	(381)	10,869
Foreign bonds	489,378	—	(26,330)	463,048
Asset-backed securities	12,621	22	—	12,643
Total AFS investment securities	$2,806,900	$5,714	$(70,767)	$2,741,847

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS investment securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury securities	$—	$—	$176,422	$(793)	$176,422	$(793)
U.S. government agency and U.S. government sponsored enterprise debt securities	310,349	(4,407)	—	—	310,349	(4,407)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	204,675	(2,346)	108,314	(2,548)	312,989	(4,894)
Residential mortgage-backed securities	325,354	(1,234)	34,337	(243)	359,691	(1,477)
Municipal securities	31,130	(109)	—	—	31,130	(109)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	42,894	(285)	—	—	42,894	(285)
Corporate debt securities	—	—	9,888	(113)	9,888	(113)
Foreign bonds	129,074	(407)	9,900	(100)	138,974	(507)
Asset-backed securities	52,565	(902)	12,187	(452)	64,752	(1,354)
CLOs	284,706	(9,294)	—	—	284,706	(9,294)
Total AFS investment securities	$1,388,661	$(18,990)	$351,048	$(4,249)	$1,739,709	$(23,239)

($ in thousands)	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS investment securities:
U.S. Treasury securities	$—	$—	$516,520	$(12,899)	$516,520	$(12,899)
U.S. government agency and U.S. government sponsored enterprise debt securities	22,755	(238)	159,814	(2,456)	182,569	(2,694)
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	26,886	(245)	274,666	(12,449)	301,552	(12,694)
Residential mortgage-backed securities	75,675	(491)	653,660	(14,061)	729,335	(14,552)
Municipal securities	9,458	(104)	30,295	(928)	39,753	(1,032)
Non-agency mortgage-backed securities:
Residential mortgage-backed securities	3,067	(19)	3,949	(166)	7,016	(185)
Corporate debt securities	10,869	(381)	—	—	10,869	(381)
Foreign bonds	14,418	(40)	448,630	(26,290)	463,048	(26,330)
Total AFS investment securities	$163,128	$(1,518)	$2,087,534	$(69,249)	$2,250,662	$(70,767)

Other-Than-Temporary Impairment

For each reporting period, the Company assesses individual securities that are in an unrealized loss position for OTTI.  For a discussion of the factors and criteria the Company uses in analyzing securities for OTTI, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities to the Consolidated Financial Statements in this Form 10-K.

The unrealized losses were primarily attributable to the movement in the yield curve, in addition to widened liquidity and credit spreads. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. The Company believes that the gross unrealized losses presented in the previous tables are temporary and no credit losses are expected. As a result, the Company expects to recover the entire amortized cost basis of these securities. The Company has the intent to hold these securities through the anticipated recovery period and it is not more-likely-than-not that the Company will have to sell these securities before recovery of their amortized cost. As of December 31, 2019, the Company had 101 AFS investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of three CLOs, 57 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities and 14 U.S. government agency and U.S. government sponsored enterprise debt securities. In comparison, as of December 31, 2018, the Company had 184 AFS investment securities in a gross unrealized loss position with no credit impairment, primarily consisting of 108 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 16 foreign bonds and 19 U.S. Treasury securities. There were no OTTI credit losses recognized for the years ended December 31, 2019, 2018 and 2017.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and losses, and tax expense related to the sales of AFS investment securities for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Proceeds from sales	$627,110	$364,270	$832,844
Gross realized gains	$3,930	$2,535	$8,037
Related tax expense	$1,162	$749	$3,380

Contractual Maturities of Investment Securities

The following table presents the contractual maturities of AFS investment securities as of December 31, 2019:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$721,607	$719,179
Due after one year through five years	395,468	392,891
Due after five years through ten years	143,029	145,901
Due after ten years	2,060,544	2,059,243
Total AFS investment securities	$3,320,648	$3,317,214

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of December 31, 2019 and 2018, AFS investment securities with fair value of $479.4 million and $435.8 million, respectively, were primarily pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other Assets on the Consolidated Balance Sheet as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
FRB stock	$58,330	$56,819
FHLB stock	20,250	17,250
Total restricted equity securities	$78,580	$74,069

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in this Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of December 31, 2019 and 2018. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2019 and 2018. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	December 31, 2019				December 31, 2018
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$3,198	$35,811		$—	$5,866
Net investment hedges:
Foreign exchange contracts	86,167		—	1,586	90,245		—	611
Total derivatives designated as hedging instruments	$117,193		$—	$4,784	$126,056		$—	$6,477
Derivatives not designated as hedging instruments:
Interest rate contracts	$15,489,692		$192,883	$124,119	$11,695,499		$69,818	$69,267
Foreign exchange contracts	4,839,661		54,637	47,024	3,407,522		21,624	19,329
Credit contracts	210,678		2	84	119,320		1	164
Equity contracts	—	(1)	1,414	—	—	(1)	1,951	—
Commodity contracts	—	(2)	81,380	80,517	—	(2)	14,422	23,068
Total derivatives not designated as hedging instruments	$20,540,031		$330,316	$251,744	$15,222,341		$107,816	$111,828
Gross derivative assets/liabilities			$330,316	$256,528			$107,816	$118,305
Less: Master netting agreements			(121,561)	(121,561)			(31,569)	(31,569)
Less: Cash collateral received/paid			(3,758)	(38,238)			(13,577)	(6,833)
Net derivative assets/liabilities			$204,997	$96,729			$62,670	$79,903

(1)
The Company held equity contracts in three public companies and 18 private companies as of December 31, 2019. In comparison, the Company held equity contracts in four public companies and 18 private companies as of December 31, 2018.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 7,811 thousand barrels of crude oil and 63,773 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2019. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 2,507 thousand of crude oil and 14,722 thousand MMBTUs of natural gas as of December 31, 2018. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$2,655	$(93)	$(2,734)
Recognized on certificates of deposit	$(2,536)	$278	$2,271

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of December 31, 2019 and 2018:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	December 31,		December 31,
	2019	2018	2019	2018
Certificates of deposit	$(29,080)	$(26,877)	$1,604	$4,141

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, (increase) decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency contracts to hedge a portion of its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the RMB. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the net investment hedges, made up of foreign exchange forwards, were $86.2 million and $1.6 million liability as of December 31, 2019. In comparison, the notional and fair value amounts of the net investment hedges, made up of foreign exchange swaps, were $90.2 million and a $611 thousand liability, respectively, as of December 31, 2018.

The following table presents the (losses) gains recorded on net investment hedges for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
(Losses) gains recognized in AOCI	$(471)	$6,072	$(648)
(Losses) recognized in Foreign exchange income(1)	$—	$—	$(1,953)

(1)
Represents the losses recorded in the Consolidated Statement of Income related to the ineffective portion of the net investment hedges prior to the adoption of ASU 2017-12, effective January 1, 2018. After the adoption, the fair value gains (losses) are recorded in Foreign Currency Translation Adjustments within AOCI.

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $7.75 billion of interest rates contracts entered into with financial counterparties as of December 31, 2019, was a notional amount of $2.53 billion of interest rates swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.9 million and liability fair values of $75.1 million, as of December 31, 2019. In comparison, included in the total notional amount of $5.85 billion of interest rates contracts entered into with financial counterparties as of December 31, 2018, was a notional amount of $1.66 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $16.4 million and liability fair values of $16.0 million, as of December 31, 2018.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,003,558	$—	$66	Purchased options	$1,003,558	$67	$—
Sold collars and corridors	490,852	1,971	16	Collars and corridors	490,852	17	1,996
Swaps	6,247,667	187,294	6,237	Swaps	6,253,205	3,534	115,804
Total	$7,742,077	$189,265	$6,319	Total	$7,747,615	$3,618	$117,800

($ in thousands)	December 31, 2018
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$931,601	$—	$492	Purchased options	$931,601	$503	$—
Sold collars and corridors	429,879	1,121	305	Collars and corridors	429,879	308	1,140
Swaps	4,482,881	41,457	41,545	Swaps	4,489,658	26,429	25,785
Total	$5,844,361	$42,578	$42,342	Total	$5,851,138	$27,240	$26,925

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For a portion of the foreign exchange contracts entered into with its customers, the Company either entered into offsetting foreign exchange contracts with third-party financial institutions or acquires collateral on a portfolio basis primarily in the form of cash to manage its exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2019 and 2018.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities	($ in thousands)		Assets	Liabilities
Forwards and spot	$3,581,036	$45,911	$40,591	Forwards and spot	$207,492	$1,400	$507
Swaps	6,889	16	84	Swaps	702,391	6,156	4,712
Written options	87,036	127	—	Purchased options	87,036	—	127
Collars	2,244	—	14	Collars	165,537	1,027	989
Total	$3,677,205	$46,054	$40,689	Total	$1,162,456	$8,583	$6,335

($ in thousands)	December 31, 2018
	Customer Counterparty			Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities	($ in thousands)		Assets	Liabilities
Forwards and spot	$2,023,425	$11,719	$13,079	Forwards and spot	$506,342	$3,407	$2,285
Swaps	21,108	348	243	Swaps	687,845	5,764	3,336
Written options	537	16	—	Purchased options	537	—	16
Collars	83,864	—	370	Collars	83,864	370	—
Total	$2,128,934	$12,083	$13,692	Total	$1,278,588	$9,541	$5,637

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both December 31, 2019 and 2018. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019			December 31, 2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$199,964	$—	$84	$108,606	$—	$164
RPAs - protection purchased	10,714	2	—	10,714	1	—
Total RPAs	$210,678	$2	$84	$119,320	$1	$164

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2019 and 2018, the exposure from the RPAs with protections sold would be $125 thousand for both 2019 and 2018.  As of December 31, 2019 and 2018, the weighted-average remaining maturities of the outstanding RPAs were 2.2 and 6.6 years, respectively.

Equity Contracts — As part of the Company’s loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. Equity warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in three public companies and 18 private companies as of December 31, 2019, and held warrants in four public companies and 18 private companies as of December 31, 2018. The total fair value of the warrants held in both public and private companies was $1.4 million and $2.0 million in assets as of December 31, 2019 and 2018, respectively.

Commodity Contracts — Beginning in 2018, the Company entered into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company entered into offsetting commodity contracts with third-party financial institutions to manage the exposure with its customers. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. The notional quantities that cleared through CME totaled 1,752 thousand barrels of crude oil and 6,075 thousand MMBTUs of natural gas as of December 31, 2019. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair values of $2.9 million and liability fair values of $1.5 million, respectively, as of December 31, 2019, for a net asset fair value of $986 thousand. In comparison, the notional quantities that cleared through CME totaled 778 thousand barrels of crude oil and 6,290 thousand MMBTUs of natural gas as of December 31, 2018. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair values of $10.4 million and liability fair values of $582 thousand as of December 31, 2018, for a net asset fair value of $622 thousand.

The following table presents the notional amounts and fair values of the commodity derivative positions outstanding as of December 31, 2019 and 2018.

($ and units in thousands)	December 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	36	Barrels	$—	$30	Purchased options	36	Barrels	$29	$—
Collars	3,174	Barrels	2,673	538	Collars	3,630	Barrels	677	2,815
Swaps	4,601	Barrels	6,949	5,531	Swaps	4,721	Barrels	4,516	5,215
Total	7,811		$9,622	$6,099	Total	8,387		$5,222	$8,030

Natural gas:					Natural gas:
Written options	540	MMBTUs	$—	$22	Purchased options	530	MMBTUs	$21	$—
Collars	14,277	MMBTUs	186	522	Collars	14,517	MMBTUs	471	150
Swaps	48,956	MMBTUs	30,257	35,497	Swaps	48,779	MMBTUs	35,601	30,197
Total	63,773		$30,443	$36,041	Total	63,826		$36,093	$30,347
Total			$40,065	$42,140	Total			$41,315	$38,377

($ and units in thousands)	December 31, 2018
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	524	Barrels	$—	$2,628	Purchased options	524	Barrels	$2,251	$—
Collars	872	Barrels	—	3,772	Collars	872	Barrels	3,225	—
Swaps	1,111	Barrels	—	14,278	Swaps	1,111	Barrels	5,799	—
Total	2,507		$—	$20,678	Total	2,507		$11,275	$—

Natural gas:					Natural gas:
Collars	3,063	MMBTUs	$78	$152	Collars	3,063	MMBTUs	$151	$64
Swaps	11,659	MMBTUs	1,049	1,857	Swaps	11,659	MMBTUs	1,869	317
Total	14,722		$1,127	$2,009	Total	14,722		$2,020	$381
Total			$1,127	$22,687	Total			$13,295	$381

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Classification in Consolidated Statement of Income	Year Ended December 31,
		2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(2,126)	$280	$(1,772)
Foreign exchange contracts	Foreign exchange income	22,264	16,784	22,076
Credit contracts	Interest rate contracts and other derivative income	59	(156)	(7)
Equity contracts	Lending fees	678	512	1,672
Commodity contracts	Interest rate contracts and other derivative income	(67)	(11)	—
Net gains		$20,808	$17,409	$21,969

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2019, the net fair value of all derivative instruments with such credit-risk-related contingent features was a $56.4 million net liability position, comprising $14.4 million in derivative assets and $70.8 million in derivative liabilities, with associated posted collateral of $56.4 million. As of December 31, 2018, the net fair value of all derivative instruments with such credit-risk-related contingent features was an $11.4 million net liability position, comprising $2.8 million derivative assets and $14.2 million in derivative liabilities, with associated posted collateral of $9.4 million. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of December 31, 2019 and 2018.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and non-cash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements with centrally cleared organizations, where applicable. The collateral amounts in following tables are limited to the outstanding balances of the related asset or liability, after the application of netting; therefore instances of overcollateralization are not shown:

($ in thousands)	As of December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$330,316	$(121,561)	$(3,758)	$204,997	$—	$204,997

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$256,528	$(121,561)	$(38,238)	$96,729	$(79,619)	$17,110

($ in thousands)	As of December 31, 2018
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$107,816	$(31,569)	$(13,577)	$62,670	$(13,975)	$48,695

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$118,305	$(31,569)	$(6,833)	$79,903	$(11,231)	$68,672

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $328.7 million and $105.9 million, respectively, as of December 31, 2019 and 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $1.6 million and $2.0 million, respectively, as of December 31, 2019 and 2018.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $256.5 million and $118.2 million, respectively, as of December 31, 2019 and 2018, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $20 thousand and $102 thousand, respectively, as of December 31, 2019 and 2018.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $3.8 million and $15.8 million, respectively, as of December 31, 2019 and 2018. Of the gross cash collateral received,$3.8 million and $13.6 million were used to offset against derivative assets, respectively, as of December 31, 2019 and 2018.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $43.0 million and $8.4 million, respectively, as of December 31, 2019 and 2018. Of the gross cash collateral pledged, $38.2 million and $6.8 million were used to offset against derivative liabilities, respectively, as of December 31, 2019 and 2018.

(5)
Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of non-cash collateral on the consolidated balance sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to the resale and repurchase agreements. Refer to Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

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

The following table presents the composition of the Company’s non-PCI and PCI loans as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019			December 31, 2018
	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)	Non-PCI Loans (1)	PCI Loans (2)	Total (1)(2)
Commercial:
C&I	$12,149,121	$1,810	$12,150,931	$12,054,818	$2,152	$12,056,970
CRE:
CRE	10,165,247	113,201	10,278,448	9,097,165	163,034	9,260,199
Multifamily residential	2,834,212	22,162	2,856,374	2,433,924	36,744	2,470,668
Construction and land	628,459	40	628,499	538,752	42	538,794
Total CRE	13,627,918	135,403	13,763,321	12,069,841	199,820	12,269,661
Total commercial	25,777,039	137,213	25,914,252	24,124,659	201,972	24,326,631
Consumer:
Residential mortgage:
Single-family residential	7,028,979	79,611	7,108,590	5,939,258	97,196	6,036,454
HELOCs	1,466,736	6,047	1,472,783	1,681,979	8,855	1,690,834
Total residential mortgage	8,495,715	85,658	8,581,373	7,621,237	106,051	7,727,288
Other consumer	282,914	—	282,914	331,270	—	331,270
Total consumer	8,778,629	85,658	8,864,287	7,952,507	106,051	8,058,558
Total loans held-for-investment	$34,555,668	$222,871	$34,778,539	$32,077,166	$308,023	$32,385,189
Allowance for loan losses	(358,287)	—	(358,287)	(311,300)	(22)	(311,322)
Loans held-for-investment, net	$34,197,381	$222,871	$34,420,252	$31,765,866	$308,001	$32,073,867

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(43.2) million and $(48.9) million as of December 31, 2019 and 2018, respectively.

(2)	Includes ASC 310-30 discount of $14.3 million and $22.2 million as of December 31, 2019 and 2018, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio, which is comprised of commercial business and trade finance loans, provides financing to businesses in a wide spectrum of industries. The CRE loan portfolio consists of income producing real estate loans that are either owner occupied, or non-owner occupied where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units in the Bank’s primary lending areas. Construction and land loans mainly provide construction financing for hotels, offices and industrial projects and the purchase of land.

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

As of December 31, 2019 and 2018, loans of $22.43 billion and $20.59 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the current state of the borrower’s payment performance or delinquency, repayment sources, financial and liquidity factors that include industry and geographic considerations. For the majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings.

For the Company’s internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk-rated 1 through 5 are assigned an internal risk rating of “Pass”, with loans risk-rated 1 being fully secured by cash or U.S. government securities. Pass loans have sufficient sources of repayment in order to repay the loan in full in accordance with all terms and conditions. Loans risk-rated 6 are loans that have potential weaknesses that warrant closer attention by management and are assigned an internal risk rating of “Special Mention”. Loans risk-rated 7 and 8 are loans that have well-defined weaknesses that may jeopardize the full and timely repayment of the loan and are assigned an internal risk rating of “Substandard”. Loans risk-rated 9 are loans that have insufficient sources of repayment and a high probability of loss and are assigned an internal risk rating of “Doubtful”. Loans risk-rated 10 are loans that are uncollectable and of such little value that they are no longer considered bankable assets and are assigned an internal risk rating of “Loss”. These internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability.

The following tables present the credit risk ratings for non-PCI loans by loan type as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total Non- PCI Loans
Commercial:
C&I	$11,423,094	$406,543	$302,509	$16,975	$12,149,121
CRE:
CRE	10,003,749	83,683	77,815	—	10,165,247
Multifamily residential	2,806,475	20,406	7,331	—	2,834,212
Construction and land	603,447	—	25,012	—	628,459
Total CRE	13,413,671	104,089	110,158	—	13,627,918
Total commercial	24,836,765	510,632	412,667	16,975	25,777,039
Consumer:
Residential mortgage:
Single-family residential	7,012,522	2,278	14,179	—	7,028,979
HELOCs	1,453,207	2,787	10,742	—	1,466,736
Total residential mortgage	8,465,729	5,065	24,921	—	8,495,715
Other consumer	280,392	5	2,517	—	282,914
Total consumer	8,746,121	5,070	27,438	—	8,778,629
Total	$33,582,886	$515,702	$440,105	$16,975	$34,555,668

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total Non- PCI Loans
Commercial:
C&I	$11,644,470	$260,089	$139,844	$10,415	$12,054,818
CRE:
CRE	8,957,228	49,705	90,232	—	9,097,165
Multifamily residential	2,402,991	20,551	10,382	—	2,433,924
Construction and land	485,217	19,838	33,697	—	538,752
Total CRE	11,845,436	90,094	134,311	—	12,069,841
Total commercial	23,489,906	350,183	274,155	10,415	24,124,659
Consumer:
Residential mortgage:
Single-family residential	5,925,584	6,376	7,298	—	5,939,258
HELOCs	1,669,300	1,576	11,103	—	1,681,979
Total residential mortgage	7,594,884	7,952	18,401	—	7,621,237
Other consumer	328,767	1	2,502	—	331,270
Total consumer	7,923,651	7,953	20,903	—	7,952,507
Total	$31,413,557	$358,136	$295,058	$10,415	$32,077,166

The following tables present the credit risk ratings for PCI loans by loan type as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,810	$—	$—	$—	$1,810
CRE:
CRE	102,257	—	10,944	—	113,201
Multifamily residential	22,162	—	—	—	22,162
Construction and land	40	—	—	—	40
Total CRE	124,459	—	10,944	—	135,403
Total commercial	126,269	—	10,944	—	137,213
Consumer:
Residential mortgage:
Single-family residential	79,517	—	94	—	79,611
HELOCs	5,849	—	198	—	6,047
Total residential mortgage	85,366	—	292	—	85,658
Total consumer	85,366	—	292	—	85,658
Total (1)	$211,635	$—	$11,236	$—	$222,871

($ in thousands)	December 31, 2018
	Pass/Watch	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,996	$—	$156	$—	$2,152
CRE:
CRE	143,839	—	19,195	—	163,034
Multifamily residential	35,221	—	1,523	—	36,744
Construction and land	42	—	—	—	42
Total CRE	179,102	—	20,718	—	199,820
Total commercial	181,098	—	20,874	—	201,972
Consumer:
Residential mortgage:
Single-family residential	95,789	1,021	386	—	97,196
HELOCs	8,314	256	285	—	8,855
Total residential mortgage	104,103	1,277	671	—	106,051
Total consumer	104,103	1,277	671	—	106,051
Total (1)	$285,201	$1,277	$21,545	$—	$308,023

(1)	Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Non-PCI loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Non-PCI loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis on non-PCI loans as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial:
C&I	$31,121	$17,034	$48,155	$31,084	$43,751	$74,835	$12,026,131	$12,149,121
CRE:
CRE	22,830	1,977	24,807	540	15,901	16,441	10,123,999	10,165,247
Multifamily residential	198	531	729	534	285	819	2,832,664	2,834,212
Construction and land	—	—	—	—	—	—	628,459	628,459
Total CRE	23,028	2,508	25,536	1,074	16,186	17,260	13,585,122	13,627,918
Total commercial	54,149	19,542	73,691	32,158	59,937	92,095	25,611,253	25,777,039
Consumer:
Residential mortgage:
Single-family residential	15,443	5,074	20,517	1,964	12,901	14,865	6,993,597	7,028,979
HELOCs	4,273	2,791	7,064	1,448	9,294	10,742	1,448,930	1,466,736
Total residential mortgage	19,716	7,865	27,581	3,412	22,195	25,607	8,442,527	8,495,715
Other consumer	6	5	11	—	2,517	2,517	280,386	282,914
Total consumer	19,722	7,870	27,592	3,412	24,712	28,124	8,722,913	8,778,629
Total	$73,871	$27,412	$101,283	$35,570	$84,649	$120,219	$34,334,166	$34,555,668

($ in thousands)	December 31, 2018
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non- PCI Loans
Commercial:
C&I	$21,032	$19,170	$40,202	$17,097	$26,743	$43,840	$11,970,776	$12,054,818
CRE:
CRE	7,740	—	7,740	3,704	20,514	24,218	9,065,207	9,097,165
Multifamily residential	4,174	—	4,174	1,067	193	1,260	2,428,490	2,433,924
Construction and land	207	—	207	—	—	—	538,545	538,752
Total CRE	12,121	—	12,121	4,771	20,707	25,478	12,032,242	12,069,841
Total commercial	33,153	19,170	52,323	21,868	47,450	69,318	24,003,018	24,124,659
Consumer:
Residential mortgage:
Single-family residential	14,645	7,850	22,495	509	4,750	5,259	5,911,504	5,939,258
HELOCs	2,573	1,816	4,389	1,423	7,191	8,614	1,668,976	1,681,979
Total residential mortgage	17,218	9,666	26,884	1,932	11,941	13,873	7,580,480	7,621,237
Other consumer	11	12	23	—	2,502	2,502	328,745	331,270
Total consumer	17,229	9,678	26,907	1,932	14,443	16,375	7,909,225	7,952,507
Total	$50,382	$28,848	$79,230	$23,800	$61,893	$85,693	$31,912,243	$32,077,166

For information on the policy for recording payments received and resuming accrual of interest on non-PCI loans that are placed on nonaccrual status, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

PCI loans are excluded from the above aging analysis tables as the Company has elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. Refer to the discussion on PCI loans within this note for additional details on interest income recognition. As of December 31, 2019 and 2018, PCI loans on nonaccrual status totaled $297 thousand and $4.0 million, respectively.

Loans in Process of Foreclosure

The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with Consumer Finance Protection Bureau Guidelines. As of December 31, 2019 and 2018, consumer mortgage loans of $7.2 million and $3.0 million, respectively, were secured by residential real estate properties, for which formal foreclosure proceedings were in process in accordance with local requirements of the applicable jurisdictions. As of both December 31, 2019 and 2018, no foreclosed residential real estate property was included in total net OREO of $125 thousand and $133 thousand, respectively.

Troubled Debt Restructurings

TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered.

The following tables present the additions to non-PCI TDRs for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$95,742	$71,332	$8,004
CRE:
Construction and land	1	19,696	19,691	—
Total CRE	1	19,696	19,691	—
Total commercial	9	$115,438	$91,023	$8,004
Consumer:
Residential mortgage:
Single-family residential	2	$1,123	$1,098	$2
HELOCs	2	539	528	—
Total residential mortgage	4	1,662	1,626	2
Total consumer	4	$1,662	$1,626	$2

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$11,366	$9,520	$699
CRE:
CRE	1	750	752	—
Total CRE	1	750	752	—
Total commercial	9	$12,116	$10,272	$699
Consumer:
Residential mortgage:
Single-family residential	2	$405	$391	$(28)
HELOCs	2	1,546	1,418	—
Total residential mortgage	4	1,951	1,809	(28)
Total consumer	4	$1,951	$1,809	$(28)

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	16	$43,884	$37,900	$11,520
CRE:
CRE	4	2,675	2,627	157
Multifamily residential	1	3,655	2,969	—
Total CRE	5	6,330	5,596	157
Total commercial	21	$50,214	$43,496	$11,677
Consumer:
Residential mortgage:
HELOCs	1	$152	$155	$—
Total residential mortgage	1	152	155	—
Total consumer	1	$152	$155	$—

(1)	Includes subsequent payments after modification and reflects the balance as of December 31, 2019, 2018 and 2017.

(2)	The financial impact includes charge-offs and specific reserves recorded since the modification date.

The following tables present the non-PCI TDR modifications for the years ended December 31, 2019, 2018 and 2017 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2019
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other (3)	Total
Commercial:
C&I	$31,611	$—	$—	$39,721	$71,332
CRE:
Construction and land	—	—	19,691	—	19,691
Total CRE	—	—	19,691	—	19,691
Total commercial	31,611	—	19,691	39,721	91,023
Consumer:
Residential mortgage:
Single-family residential	—	1,098	—	—	1,098
HELOCs	—	397	—	131	528
Total residential mortgage	—	1,495	—	131	1,626
Total consumer	—	1,495	—	131	1,626
Total	$31,611	$1,495	$19,691	$39,852	$92,649

($ in thousands)	Modification Type During the Year Ended December 31, 2018
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other (3)	Total
Commercial:
C&I	$5,472	$—	$—	$4,048	$9,520
CRE:
CRE	—	—	752	—	752
Total CRE	—	—	752	—	752
Total commercial	5,472	—	752	4,048	10,272
Consumer:
Residential mortgage:
Single-family residential	66	—	—	325	391
HELOCs	1,353	—	—	65	1,418
Total residential mortgage	1,419	—	—	390	1,809
Total consumer	1,419	—	—	390	1,809
Total	$6,891	$—	$752	$4,438	$12,081

($ in thousands)	Modification Type During the Year Ended December 31, 2017
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Other (3)	Total
Commercial:
C&I	$13,568	$7,848	$—	$16,484	$37,900
CRE:
CRE	2,627	—	—	—	2,627
Multifamily residential	2,969	—	—	—	2,969
Total CRE	5,596	—	—	—	5,596
Total commercial	19,164	7,848	—	16,484	43,496
Consumer:
Residential mortgage:
HELOCs	—	155	—	—	155
Total residential mortgage	—	155	—	—	155
Total consumer	—	155	—	—	155
Total	$19,164	$8,003	$—	$16,484	$43,651

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

(3)	Includes primarily funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

Subsequent to restructuring, if a TDR that becomes delinquent, generally beyond 90 days past due, it is considered to be in default. TDRs are individually evaluated for impairment under the specific reserve methodology, subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following table presents information on loans for which a subsequent default occurred during the years ended December 31, 2019, 2018 and 2017, that had been modified as TDR within 12 months or less of its default, and were still in default at the respective period end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2019		2018		2017
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	3	$13,112	4	$1,890	3	$8,659
CRE:
CRE	—	$—	1	$186	—	$—
Total CRE	—	$—	1	$186	—	$—
Consumer:
Residential mortgage:
HELOCs	—	$—	1	$150	—	$—
Total residential mortgage	—	$—	1	$150	—	$—

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $2.2 million and $3.9 million as of December 31, 2019 and 2018, respectively.

Impaired Loans

The following tables present information on non-PCI impaired loans as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$174,656	$73,956	$40,086	$114,042	$2,881
CRE:
CRE	27,601	20,098	1,520	21,618	97
Multifamily residential	4,965	1,371	3,093	4,464	55
Construction and land	19,696	19,691	—	19,691	—
Total CRE	52,262	41,160	4,613	45,773	152
Total commercial	226,918	115,116	44,699	159,815	3,033
Consumer:
Residential mortgage:
Single-family residential	23,626	8,507	13,704	22,211	35
HELOCs	13,711	6,125	7,449	13,574	8
Total residential mortgage	37,337	14,632	21,153	35,785	43
Other consumer	2,517	—	2,517	2,517	2,517
Total consumer	39,854	14,632	23,670	38,302	2,560
Total non-PCI impaired loans	$266,772	$129,748	$68,369	$198,117	$5,593

($ in thousands)	December 31, 2018
	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Commercial:
C&I	$82,963	$48,479	$8,609	$57,088	$1,219
CRE:
CRE	36,426	28,285	2,067	30,352	208
Multifamily residential	6,031	2,949	2,611	5,560	75
Total CRE	42,457	31,234	4,678	35,912	283
Total commercial	125,420	79,713	13,287	93,000	1,502
Consumer:
Residential mortgage:
Single-family residential	14,670	2,552	10,908	13,460	34
HELOCs	10,035	5,547	4,409	9,956	5
Total residential mortgage	24,705	8,099	15,317	23,416	39
Other consumer	2,502	—	2,502	2,502	2,491
Total consumer	27,207	8,099	17,819	25,918	2,530
Total non-PCI impaired loans	$152,627	$87,812	$31,106	$118,918	$4,032

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019		2018		2017
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$248,619	$2,932	$143,430	$1,046	$110,662	$1,517
CRE:
CRE	33,046	464	35,049	491	36,003	578
Multifamily residential	6,116	228	11,742	249	11,455	422
Construction and land	19,691	68	3,973	—	4,382	—
Total CRE	58,853	760	50,764	740	51,840	1,000
Total commercial	307,472	3,692	194,194	1,786	162,502	2,517
Consumer:
Residential mortgage:
Single-family residential	37,315	496	22,350	474	14,994	417
HELOCs	22,851	130	14,134	70	5,494	55
Total residential mortgage	60,166	626	36,484	544	20,488	472
Other consumer	2,552	—	2,502	—	2,142	—
Total consumer	62,718	626	38,986	544	22,630	472
Total non-PCI impaired loans	$370,190	$4,318	$233,180	$2,330	$185,132	$2,989

(1)	Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

For information on the policy and factors considered for impaired loans, see Note 1 — Summary of Significant Accounting Policies — Impaired Loans to the Consolidated Financial Statements.

Allowance for Credit Losses

The following table presents a summary of activities in the allowance for loan losses by loan type for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Non-PCI Loans
Allowance for non-PCI loans, beginning of period	$311,300	$287,070	$260,402
Provision for loan losses on non-PCI loans	100,115	65,043	49,129
Gross charge-offs:
Commercial:
C&I	(73,985)	(59,244)	(38,118)
CRE:
CRE	(1,021)	—	—
Multifamily residential	—	—	(635)
Construction and land	—	—	(149)
Total CRE	(1,021)	—	(784)
Consumer:
Residential mortgage:
Single-family residential	(11)	(1)	(1)
HELOCs	—	—	(55)
Total residential mortgage	(11)	(1)	(56)
Other consumer	(50)	(188)	(17)
Total gross charge-offs	(75,067)	(59,433)	(38,975)
Gross recoveries:
Commercial:
C&I	14,501	10,417	11,371
CRE:
CRE	5,209	5,194	2,111
Multifamily residential	1,856	1,757	1,357
Construction and land	536	740	259
Total CRE	7,601	7,691	3,727
Consumer:
Residential mortgage:
Single-family residential	136	1,214	546
HELOCs	7	38	24
Total residential mortgage	143	1,252	570
Other consumer	19	3	152
Total gross recoveries	22,264	19,363	15,820
Net charge-offs	(52,803)	(40,070)	(23,155)
Foreign currency translation adjustments	(325)	(743)	694
Allowance for non-PCI loans, end of period	358,287	311,300	287,070
PCI Loans
Allowance for PCI loans, beginning of period	22	58	118
Reversal of loan losses on PCI loans	(22)	(36)	(60)
Allowance for PCI loans, end of period	—	22	58
Allowance for loan losses	$358,287	$311,322	$287,128

For further information on accounting policies and the methodologies used to estimate the allowance for credit losses and loan charge-offs, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents a summary of activities in the allowance for unfunded credit commitments for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Allowance for unfunded credit commitments, beginning of period	$12,566	$13,318	$16,121
Reversal of unfunded credit commitments	(1,408)	(752)	(2,803)
Allowance for unfunded credit commitments, end of period	$11,158	$12,566	$13,318

The allowance for unfunded credit commitments is maintained at a level, which management believes to be sufficient to absorb estimated probable losses related to unfunded credit facilities. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. See Note 15 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit reserves.

The following tables present the Company’s allowance for loan losses and recorded investments by loan type and impairment methodology as of December 31, 2019 and 2018:

($ in thousands)	December 31, 2019
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$2,881	$97	$55	$—	$35	$8	$2,517	$5,593
Collectively evaluated for impairment	235,495	40,412	22,771	19,404	28,492	5,257	863	352,694
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Recorded investment in loans
Individually evaluated for impairment	$114,042	$21,618	$4,464	$19,691	$22,211	$13,574	$2,517	$198,117
Collectively evaluated for impairment	12,035,079	10,143,629	2,829,748	608,768	7,006,768	1,453,162	280,397	34,357,551
Acquired with deteriorated credit quality (1)	1,810	113,201	22,162	40	79,611	6,047	—	222,871
Total (1)	$12,150,931	$10,278,448	$2,856,374	$628,499	$7,108,590	$1,472,783	$282,914	$34,778,539

($ in thousands)	December 31, 2018
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Allowance for loan losses
Individually evaluated for impairment	$1,219	$208	$75	$—	$34	$5	$2,491	$4,032
Collectively evaluated for impairment	187,898	40,436	19,810	20,290	31,306	5,769	1,759	307,268
Acquired with deteriorated credit quality	—	22	—	—	—	—	—	22
Total	$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Recorded investment in loans
Individually evaluated for impairment	$57,088	$30,352	$5,560	$—	$13,460	$9,956	$2,502	$118,918
Collectively evaluated for impairment	11,997,730	9,066,813	2,428,364	538,752	5,925,798	1,672,023	328,768	31,958,248
Acquired with deteriorated credit quality (1)	2,152	163,034	36,744	42	97,196	8,855	—	308,023
Total (1)	$12,056,970	$9,260,199	$2,470,668	$538,794	$6,036,454	$1,690,834	$331,270	$32,385,189

(1)	Loans net of ASC 310-30 discount.

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

The following table presents the changes in accretable yield on PCI loans for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Accretable yield for PCI loans, beginning of period	$74,870	$101,977	$136,247
Accretion	(24,220)	(34,662)	(42,487)
Changes in expected cash flows	(140)	7,555	8,217
Accretable yield for PCI loans, end of period	$50,510	$74,870	$101,977

Loans Held-for-Sale

At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including asset/liability and credit risk management. When the Company subsequently changes its intent to hold certain loans, the loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value. As of December 31, 2019 and 2018, loans held-for-sale of $434 thousand and $275 thousand, respectively, consisted of single-family residential loans.

Loan Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loans transferred from held-for-investment to held-for-sale at lower of cost or fair value during the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31, 2019
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$245,002	$39,062	$—	$1,573	$—	$—	$—	$285,637
Sales (2)(3)(4)	$245,791	$39,062	$—	$1,573	$10,410	$—	$—	$296,836
Purchases (5)	$397,615	$—	$8,988	$—	$117,227	$—	$—	$523,830

($ in thousands)	Year Ended December 31, 2018
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$404,321	$62,291	$—	$—	$14,981	$—	$—	$481,593
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$413,844	$62,291	$—	$—	$34,966	$—	$—	$511,101
Purchases (5)	$525,767	$—	$7,389	$—	$63,781	$—	$—	$596,937

($ in thousands)	Year Ended December 31, 2017
	Commercial				Consumer			Total
		CRE			Residential mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$476,644	$52,217	$531	$1,609	$249	$—	$3,706	$534,956
Loans of DCB branches transferred from held-for-investment to held-for-sale (included in Branch assets held-for-sale) (1)	$17,590	$36,783	$12,448	$241	$6,416	$4,309	$345	$78,132
Sales (2)(3)(4)	$476,644	$52,217	$531	$1,609	$21,058	$—	$25,905	$577,964
Purchases (5)	$503,359	$—	$2,311	$—	$29,060	$—	$—	$534,730

(1)
The Company recorded $789 thousand, $14.6 million and $473 thousand in write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
Includes originated loans sold of $230.3 million, $309.7 million and $178.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. Originated loans sold were primarily comprised of C&I loans for the years ended December 31, 2019 and 2018; and C&I, CRE and single-family residential loans for the year ended December 31, 2017.

(3)	Includes purchased loans sold in the secondary market of $66.5 million, $201.4 million and $399.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Net gains on sales of loans were $4.0 million, $6.6 million and $8.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)	C&I loan purchases for each of the yeas ended December 31, 2019, 2018 and 2017 were comprised of broadly syndicated C&I term loans.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
Investments in qualified affordable housing partnerships, net	$207,037	$184,873
Accrued expenses and other liabilities — Unfunded commitments	$80,294	$80,764

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Tax credits and other tax benefits recognized	$46,034	$39,262	$46,698
Amortization expense included in income tax expense	$36,561	$28,046	$38,464

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
Investments in tax credit and other investments, net	$254,140	$231,635
Accrued expenses and other liabilities — Unfunded commitments	$113,515	$80,228

Amortization of tax credit and other investments was $85.5 million, $89.6 million, and $88.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $31.7 million and $31.2 million, as of December 31, 2019 and 2018, respectively. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $789 thousand for the year ended December 31, 2019, and unrealized losses of $547 thousand for the year ended December 31, 2018.

The Company has equity securities without readily determinable fair values at carrying value totaling $19.1 million and $14.2 million as of December 31, 2019 and 2018, respectively, which are measured under the measurement alternative and the related adjustments from observable price changes. For the years ended December 31, 2019 and 2018, there were no adjustments to these securities.

As of December 31, 2019, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

($ in thousands)	Amount
2020	$121,875
2021	32,039
2022	13,459
2023	15,753
2024	8,145
Thereafter	2,538
Total	$193,809

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar and affiliates (“DC Solar”) entities. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. DC Solar had its assets frozen in December 2018 and filed for bankruptcy protection in February 2019. In February 2019, an affidavit from a Federal Bureau of Investigation (“FBI”) special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to had been received by DC Solar might not have existed.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. Investments in tax credit and other investments, net related to DC Solar tax credit investments was $7.0 million out of the $231.6 million as of December 31, 2018. During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded at that time that there would be no material future cash flows related to these investments, in part because of the fact that DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. During the fourth quarter of 2019, the Company recorded a $1.6 million pre-tax impairment recovery related to DC Solar. There were no balances recorded in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of December 31, 2019 and 2018. Refer to Note 14 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for a further discussion related to the impacts on the Company’s income tax expense related to the DC solar tax credit investments.

For the year ended December 31, 2019, the Company recorded an OTTI charge of $14.6 million related to historic tax credits, DC Solar and a CRA investment within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company also recorded a $1.6 million impairment recovery related to the previously charged-off DC Solar. In comparison, there was no OTTI charge or recovery recorded for the year ended December 31, 2018.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation projects, wind and solar projects, of which the majority of such investments are VIEs. As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing member’s ability to manage the entity, which is indicative of power over them. The Company’s maximum exposure to loss in connection with these partnerships consist of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of the multifamily residential loans it has securitized in 2016. The Company does not consolidate the multifamily securitization entity because it does not have power and does not have a variable interest that could potentially be significant to the VIE. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company serves as the collateral manager of a CLO that closed in the fourth quarter of 2019 and retained a portion of the senior securities issued by the CLO. The Company does not consolidate the CLO as it does not hold interests that could potentially be significant to the CLO. The Company’s maximum exposure to loss from the CLO is equal to the carrying amount of the retained securities of $284.7 million as of December 31, 2019.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million and $465.5 million as of December 31, 2019 and 2018, respectively. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level (at the same level as the Company’s business segments) on an annual basis as of December 31 each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and components are aggregated, see Note 21 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

There was no change in the carrying amount of goodwill during the year ended December 31, 2017. The following table presents changes in the carrying amount of goodwill by reporting unit during years ended December 31, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Balance, January 1, 2018	$357,207	$112,226	$469,433
Disposition of the DCB branches	(3,886)	—	(3,886)
Balance, December 31, 2018	$353,321	$112,226	$465,547
Balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of Enstream Capital Markets, LLC	—	150	150
Balance, December 31, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company conducts a two-step goodwill impairment test at the reporting unit level on an annual basis, or more frequently as events occur or circumstances that change the economic or business environment that may reduce the fair value of a reporting unit below carrying amount. For the two-step goodwill impairment test, the first step is to identify potential impairment by determining the fair value of each reporting unit and comparing such fair value to its corresponding carrying amount. If the fair value of a reporting unit is less than its carrying amount, the second step is performed to measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined as if the reporting unit were being acquired in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

The Company completed the quantitative step one analysis of goodwill impairment test as of December 31, 2019 using a combined income and market approach to determine the fair value of the reporting units. Under the income approach, the Company projected future cash flows based on appropriate growth expectation and used appropriate discount rate assumption to calculate the discounted cash flows and the present value of the reporting units. Under the market approach, the fair value was calculated using price multiples of relevant peer banks with a control premium adjustment, which represents the cost savings that a purchaser of the reporting units could be achieved by eliminating duplicative costs. Under the combined income and market approach, the Company applied weighted average to determine the fair value of each reporting unit. As a result of this analysis, the Company determined that there was no goodwill impairment as of December 31, 2019 as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. Core deposit intangibles associated with the sale of the Bank’s DCB branches with a net carrying amount of $1.0 million were written off in the first quarter of 2018. There were no impairment write-downs on the remaining core deposit intangibles for the years ended December 31, 2019, 2018 and 2017.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(76,088)	(71,570)
Net carrying balance (1)	$10,011	$14,529

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $4.5 million, $5.5 million and $6.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of December 31, 2019:

($ in thousands)	Amount
2020	$3,634
2021	2,749
2022	1,865
2023	1,199
2024	553
Thereafter	11
Total	$10,011

Note 10 — Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), as amended. As both a lessee and lessor, the Company elected the package of practical expedients available for leases that commenced before the adoption date. As such, the Company need not reassess: (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; and (3) the initial direct costs for any expired or existing leases, such as costs that would qualify for capitalization. The Company also elected the hindsight practical expedient to determine the lease term and to assess impairment on the Company’s right-of-use assets, and the practical expedient to not separate lease and non-lease components, consistently across all leases.

Lessee Arrangements

The Company determines if an arrangement is a lease or contains a lease at inception. As of December 31, 2019, the Company was obligated under a number of non-cancellable leases, predominantly operating leases for certain retail banking branches and office spaces in the U.S. and Greater China. These operating leases expire in the years ranging from 2020 to 2030, exclusive of renewal and termination options. Some of these leases include options to extend the leases for up to 15 years, while certain leases include lessee termination options. The Company's measurement of the operating lease liability and right-of-use asset does not include payments associated with the options to extend or terminate the lease since it is not reasonably certain that the Company will exercise the options. A portion of the operating leases includes variable lease payments, primarily based on the usage of the asset or the consumer price index as specified in the lease agreements. The Company does not remeasure lease liabilities as a result of changes to variable lease payments. The Company also has equipment and air rights finance leases which expire in the years ranging from 2021 to 2047.

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

The following table presents the lease related assets and liabilities recorded on the Consolidated Balance Sheet as of December 31, 2019:

($ in thousands)	Classification on the Consolidated Balance Sheet	December 31, 2019
Assets:
Operating lease assets	Operating lease right-of use assets	$99,973
Finance lease assets	Premises and equipment	7,897
Total lease assets		$107,870
Liabilities:
Operating lease liabilities	Operating lease liabilities	$108,083
Finance lease liabilities	Long-term debt and finance lease liabilities	5,169
Total lease liabilities		$113,252

The following table presents the components of lease expense for operating and finance leases for the year ended December 31, 2019:

($ in thousands)	Year Ended December 31, 2019
Operating lease cost	$34,850
Finance lease cost:
Amortization of right-of-use assets	807
Interest on lease liabilities	161
Variable lease cost	120
Sublease income	(81)
Net lease cost	$35,857

The following table presents the supplemental cash flow information related to leases for the year ended December 31, 2019:

($ in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,496
Operating cash flows from finance leases	$161
Financing cash flows from finance leases	$883
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$21,716
Financing leases	$304

The following table presents the weighted-average remaining lease terms and discount rates related to leases as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	4.6
Finance leases	16.2
Weighted-average discount rate:
Operating leases	3.19%
Finance leases	2.84%

The following table presents a maturity analysis of the Company’s operating and finance lease liabilities as of December 31, 2019:

($ in thousands)	Operating Leases	Finance Leases
2020	$32,590	$1,059
2021	28,761	1,053
2022	19,073	698
2023	12,069	403
2024	9,150	157
Thereafter	14,636	3,305
Total minimum lease payments	$116,279	$6,675
Less: imputed interest	(8,196)	(1,506)
Present value of lease liabilities	$108,083	$5,169

Upon adopting the new lease guidance, the Company elected the modified retrospective approach without revising comparative prior periods. Rental expense related to non-cancellable operating lease agreements was $31.9 million and $29.7 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the minimum rental payments under non-cancellable operating leases were $42.0 million, $36.2 million, $30.7 million, $21.4 million and $15.0 million for 2019 through 2023, respectively, and $40.4 million in the aggregate for all years thereafter.

Lessor Arrangements

The Company finances equipment under direct financing and sales-type leases to its commercial customers. As of December 31, 2019, the total net investment in direct financing and sales-type leases was $141.3 million with expiration in the years ranging from 2020 to 2027, exclusive of renewal options. Some of the leases include options to extend the leases, while others include early buyout options. As the Company is not reasonably certain at lease commencement that the purchase options will be exercised by the lessees, the lease terms exclude the purchase option.

The unguaranteed residual value is recorded at the present value of the amount the Company expects to derive from the underlying asset following the end of the lease term, which is not guaranteed by the lessee or any third party, discounted using the rate implicit in the lease. In certain cases, the Company obtains residual value insurance from third parties and/or guarantees from the lessee to manage the risk associated with the residual value of the leased assets. The carrying amount of guaranteed residual value, which was included in Loans held-for-investment on the Consolidated Balance Sheet, was $31.6 million as of December 31, 2019.

The following table presents the components of the net investment in direct financing and sales-type leases as of December 31, 2019:

($ in thousands)	December 31, 2019
Lease receivables	$126,517
Unguaranteed residual assets	14,793
Net investment in direct financing and sales-type leases	$141,310

The lease income for direct financing and sales-type leases was $5.9 million for the year ended December 31, 2019.

The following table presents future minimum lease payments that are expected to be received under the direct financing and sales-type leases as of December 31, 2019:

($ in thousands)	Direct Financing and Sales-Type Leases
2020	$27,580
2021	25,548
2022	18,154
2023	11,960
2024	8,512
Thereafter	11,708
Total minimum lease payments	$103,462
Less: imputed interest	(9,783)
Present value of lease receivables	$93,679

Note 11 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
Deposits:
Noninterest-bearing demand	$11,080,036	$11,377,009
Interest-bearing checking	5,200,755	4,584,447
Money market	8,711,964	8,262,677
Savings	2,117,196	2,146,429
Time deposits:
Less than $100,000	1,993,950	1,957,121
$100,000 or greater	8,220,358	7,111,945
Total deposits	$37,324,259	$35,439,628

The aggregate amount of domestic time deposits that meet or exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $5.44 billion and $4.45 billion as of December 31, 2019 and 2018, respectively. As of both December 31, 2019 and 2018, the aggregate amount of foreign office time deposits, including both Hong Kong and China that meet or exceed the current FDIC insurance limit of $250,000 was $1.19 billion.

As of December 31, 2019, $493.4 million of interest-bearing demand deposits and $1.21 billion of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China. As of December 31, 2018, $621.3 million of interest-bearing demand deposits and $1.21 billion of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2019 and thereafter:

($ in thousands)	Amount
2020	$9,653,276
2021	428,971
2022	59,324
2023	36,633
2024	7,024
Thereafter	29,080
Total	$10,214,308

Note 12 — Federal Home Loan Bank Advances and Long-Term Debt

FHLB Advances

FHLB advances to the Bank totaled $745.9 million and $326.2 million as of December 31, 2019 and 2018, respectively. The FHLB advances have both fixed and floating interest rates that reset monthly or quarterly based on LIBOR. The weighted-average interest rate was 2.19% and 2.87% as of December 31, 2019 and 2018, respectively. The interest rates ranged from 1.82% to 3.13% and 1.79% to 2.98% for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, FHLB advances that will mature in the next five years include $100.0 million in 2020, $400.0 million in 2021 and $245.9 million in 2022.

The Bank’s available borrowing capacity from FHLB advances totaled $6.83 billion and $6.11 billion as of December 31, 2019 and 2018, respectively. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2019 and 2018, all advances were secured by real estate loans.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2019, East West has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2019 and 2018:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2019		December 31, 2018
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	3.71%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	3.39%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	3.24%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	3.29%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	3.79%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	3.44%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)	All the above debt instruments mature more than five years after December 31, 2019 and are subject to call options where early redemption requires appropriate notice.

The proceeds from these issuances represent liabilities of East West to the Trusts and are reported on the Consolidated Balance Sheet as a component of Long-term debt. As of December 31, 2019 and 2018, the Company had outstanding junior subordinated debt of $147.1 million and $146.8 million, respectively. Interest payments on these securities are made quarterly and are deductible for tax purposes.

Term Loan

In 2013, East West entered into a $100.0 million three-year term loan agreement. The terms of the agreement were modified in 2015 to extend the term loan maturity from July 1, 2016 to December 31, 2018, where principal repayments of $5.0 million were due quarterly. The term loan bears interest at the rate of the three-month LIBOR plus 150 basis points and the weighted-average interest rate was 3.60% for the year ended December 31, 2018. As of both December 31, 2019 and 2018, the term loan had no outstanding balances as East West had made all scheduled principal repayments on the term loan in the fourth quarter of 2018.

Note 13 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$21,327	$13,564	$49	$34,940
Card income	3,032	676	—	3,708
Wealth management fees	15,841	827	—	16,668
Total revenue from contracts with customers	40,200	15,067	49	55,316
Other sources of noninterest income (1)	17,720	119,555	16,786	154,061
Total noninterest income	$57,920	$134,622	$16,835	$209,377

($ in thousands)	Year Ended December 31, 2018
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$22,474	$12,326	$423	$35,223
Card income	3,196	757	—	3,953
Wealth management fees	13,357	428	—	13,785
Total revenue from contracts with customers	39,027	13,511	423	52,961
Other sources of noninterest income (1)	46,580	96,776	14,592	157,948
Total noninterest income	$85,607	$110,287	$15,015	$210,909

($ in thousands)	Year Ended December 31, 2017
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$24,109	$11,476	$464	$36,049
Card income	3,465	785	—	4,250
Wealth management fees	12,218	1,756	—	13,974
Total revenue from contracts with customers	39,792	14,017	464	54,273
Other sources of noninterest income (1)	14,659	96,072	92,744	203,475
Total noninterest income	$54,451	$110,089	$93,208	$257,748

(1)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract assets or contract liabilities as of both December 31, 2019 and 2018.

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

Deposit Account Fees — Card Income

Card income is comprised of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns, or pays, interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network for transactions processed using their network. The Company measures its progress toward the satisfaction of its performance obligation over time, as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer or the payment network requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day.

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

Note 14 — Income Taxes

Impact of Tax Cuts and Jobs Act of 2017

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, resulting in significant changes to the Internal Revenue Code. U.S. GAAP requires companies to recognize the effect of tax law changes on deferred tax assets and liabilities and other recognized assets in the period of enactment. In December 2017, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No.118 (“SAB 118”). SAB 118 allows the recording of a provisional estimate to reflect the income tax impact of the U.S. tax legislation and provides a measurement period up to one year from the enactment date. During the year ended December 31, 2017, the Company recorded $41.7 million in income tax expense related to the impact of the Tax Act, of which this amount was primarily related to the remeasurements of certain deferred tax assets and liabilities of $33.1 million, as well as the remeasurements of tax credits and other tax benefits related to qualified affordable housing partnerships of $7.9 million. During the year ended December 31, 2018, management finalized its assessment of the initial impact of the Tax Act, which resulted in an increase in income tax expense of $985 thousand ensuing from the remeasurement of deferred tax assets and liabilities. The overall impact of the Tax Act was a one-time increase in income tax expense of $42.7 million.

Impact of Investment in DC Solar Tax Credit Funds

Investors in DC Solar funds, including the Company, received tax credits for making renewable energy investments. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. Between 2014 and 2018, the Company had invested in four DC Solar energy tax credit funds and claimed tax credits of approximately $53.9 million, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact of $48.2 million to the Consolidated Financial Statements.

ASC 740-10-25-6 states in part, that an entity shall initially recognize the financial statement effects of a tax position when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” include resolution of the related appeals or litigation processes, if any. The level of evidence that is necessary and appropriate to support the technical merits of a tax position is subject to judgment and depends on available information as of the balance sheet date. A subsequent measurement of a tax position is based on management’s best judgment given the facts, circumstances and information available at the latest quarterly reporting date. A change in judgment that results in a subsequent derecognition or change in measurement of a tax position is recognized as a discrete item in the period in which the change occurs.

In February 2019, an affidavit from a FBI special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar might not have existed. The Company, in coordination with other fund investors, engaged an unaffiliated third-party inventory firm to investigate the actual number of mobile solar generators in existence. Based on the inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Based on the inventory information, as well as management’s best judgments regarding the future settlement of the related tax positions with the Internal Revenue Service (“IRS”), the Company concluded that a portion of the previously claimed tax credits would be recaptured. During the year ended December 31, 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense.

The Company continues to conduct an ongoing investigation related to this matter. For further discussion related to the Company’s investment in DC Solar and the Company’s impairment evaluation and monitoring process in tax credit investments, refer to Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

The following table presents the components of income tax expense for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$107,393	$63,035	$120,968
State	86,578	64,917	72,837
Foreign	(2,485)	3,513	1,815
Total current income tax expense	191,486	131,465	195,620
Deferred income tax (benefit) expense:
Federal	(8,801)	(11,870)	40,057
State	(16,390)	(4,600)	(6,201)
Foreign	3,587	—	—
Total deferred income tax (benefit) expense	(21,604)	(16,470)	33,856
Income tax expense	$169,882	$114,995	$229,476

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Statutory U.S. federal tax rate	21.0%	21.0%	35.0%
U.S. state income taxes, net of U.S. federal income tax effect	7.1	5.8	5.9
The Tax Act	—	0.1	4.5
Tax credits and affordable housing, net of amortization	(10.4)	(13.3)	(15.1)
Other, net	2.4	0.4	0.9
Effective tax rate	20.1%	14.0%	31.2%

The 6.1% increase in effective tax rate to 20.1% in 2019, from 14.0% in 2018 was primarily due to the $30.1 million of income tax expense recorded to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar, as well as $14.7 million decrease in tax credits recognized from investments in renewable energy and historic rehabilitation tax credit projects. The 2018 effective income tax rate reflected the reduction to the U.S. federal income tax rate from 35% to 21% resulting from the Tax Act.

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below:

($ in thousands)	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$109,903	$96,876
Investments in qualified affordable housing partnerships, tax credit and other investments, net	11,190	3,691
Deferred compensation	23,816	18,724
Interest income on nonaccrual loans	9,527	8,602
State taxes	5,848	4,506
Unrealized gains/losses on securities	324	20,233
Tax credit carryforwards	—	26,831
Premises and equipment	1,578	1,887
Deferred gain	—	4,476
Lease liability	35,948	2,604
Other	641	6,178
Total gross deferred tax assets	198,775	194,608
Valuation allowance	(21)	(128)
Total deferred tax assets, net of valuation allowance	$198,754	$194,480
Deferred tax liabilities:
Equipment lease financing	$30,669	$30,523
Investments in qualified affordable housing partnerships, tax credit and other investments, net	12,301	30,706
Core deposit intangibles	3,032	4,427
FHLB stock dividends	1,854	1,866
Mortgage servicing assets	1,839	2,390
Acquired debt	1,679	1,771
Prepaid expenses	1,100	1,207
Premises and equipment	1,890	1,078
Operating lease right-of-use assets	34,313	—
Other	3,590	2,872
Total gross deferred tax liabilities	$92,267	$76,840
Net deferred tax assets	$106,487	$117,640

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more-likely-than-not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. Evidence the Company considers includes the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. The Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more-likely-than-not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses (“NOL”) carryforwards. For states other than California, Georgia, Massachusetts and New York, because management believes that the state NOL carryforwards may not be fully utilized, a valuation allowance of $21 thousand and $128 thousand was recorded for such carryforwards as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company recorded net deferred tax assets of $106.5 million and $117.6 million, respectively, in Other assets on the Consolidated Balance Sheet.

In 2018, the Company early adopted ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits companies to reclassify the stranded tax effects resulting from the Tax Act from AOCI to retained earnings on a retrospective basis. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount. For additional information refer to Note 19 — Accumulated Other Comprehensive Income (Loss).

The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Beginning balance	$4,378	$10,419	$10,419
Additions for tax positions related to prior years	30,103	—	—
Deductions for tax positions related to prior years	(34,481)	(3,969)	—
Settlements with taxing authorities	—	(2,072)	—
Ending balance	$—	$4,378	$10,419

The Company believes that adequate provisions have been made for all income tax uncertainties consistent with the standards of ASC 740-10. The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded a (reversal) charge of $(6.3) million, $(2.0) million and $450 thousand of interest and penalties for the years ended December 31, 2019, 2018 and 2017, respectively. Total accrued interest and penalties included in Accrued expenses and other liabilities on the Consolidated Balance Sheet was $6.3 million as of December 31, 2018. There was no liability for accrued interest and penalties as of December 31, 2019.

Beginning with its 2012 tax year, the Company has executed a Memorandum of Understanding (“MOU”) with the IRS to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has executed a MOU with the IRS for the 2019 tax year. For federal tax purposes, the IRS had completed the 2017 and earlier tax years’ corporate income tax return examination. The state of Oregon is also conducting an audit of the Company’s corporate income tax return for the 2017 tax year and the City of New York is auditing the Company’s corporate income tax return for the 2015 and 2016 tax years. In addition, the state of New York has initiated an audit of the Company’s 2016 to 2018 corporate income tax returns. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2019.

Note 15 — Commitments, Contingencies and Related Party Transactions

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

The following table presents the Company’s credit-related commitments as of December 31, 2019 and 2018:

($ in thousands)	December 31,
	2019	2018
Loan commitments	$5,330,211	$5,147,821
Commercial letters of credit and SBLCs	$1,860,414	$1,796,647

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of December 31, 2019, total letters of credit of $1.86 billion were comprised of SBLCs of $1.81 billion and commercial letters of credit of $48.5 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $11.1 million as of December 31, 2019 and $12.4 million as of December 31, 2018. These amounts are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of December 31, 2019 and 2018:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	December 31,		December 31,
	2019	2018	2019	2018
Single-family residential loans sold or securitized with recourse	$12,578	$16,700	$12,578	$16,700
Multifamily residential loans sold or securitized with recourse	15,892	17,058	40,708	69,974
Total	$28,470	$33,758	$53,286	$86,674

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $76 thousand and $123 thousand as of December 31, 2019 and 2018, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K. As of December 31, 2019 and 2018, these commitments were $193.8 million and $161.0 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Related Party Transactions — In the ordinary course of business, the Company may extend credit to related parties, including executive officers, directors and principal shareholders. These related party loans were not material for the years ended December 31, 2019 and 2018.

Note 16 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of December 31, 2019, 2018 and 2017. An aggregate of 14.0 million shares of common stock were authorized under the 2016 Stock Incentive Plan, and the total number of shares available for grant was approximately 3.5 million as of December 31, 2019.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Stock compensation costs	$30,761	$30,937	$24,657
Related net tax benefits for stock compensation plans	$4,792	$5,089	$4,775

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs will be settled in cash. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period the RSUs are outstanding. RSU dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “performance-based RSUs.” Substantially all RSUs are subject to forfeiture until vested unless otherwise specified in the employment terms.

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of zero and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together as the total number of performance shares to vest. Performance-based RSUs cliff vest three years from the date of each grant.

Compensation costs for the time-based awards that will be settled in shares of the Company’s common stock are based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on the changes in the Company’s projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are estimated based on awards ultimately expected to vest and recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the year ended December 31, 2019. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2019	1,121,391	$51.22	411,290	$49.93
Granted	500,145	52.46	134,600	54.64
Vested	(387,273)	31.98	(159,407)	29.18
Forfeited	(94,395)	57.48	—	—
Outstanding, December 31, 2019	1,139,868	$57.78	386,483	$60.13

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the year ended December 31, 2019:

Shares
Outstanding, January 1, 2019	—
Granted	12,145
Vested	—
Forfeited	(507)
Outstanding, December 31, 2019	11,638

The weighted-average grant date fair value of the time-based awards granted during the years ended December 31, 2019, 2018 and 2017 was $52.46, $66.86 and $55.28, respectively. The weighted-average grant date fair value of the performance-based awards granted during the years ended December 31, 2019, 2018 and 2017 was $54.64, $70.13 and $56.59, respectively. The total fair value of time-based awards that vested during the years ended December 31, 2019, 2018 and 2017 was $20.7 million, $23.1 million and $17.2 million, respectively. The total fair value of performance-based awards that vested during the years ended December 31, 2019, 2018 and 2017 was $14.5 million, $16.2 million and $13.0 million, respectively.

As of December 31, 2019, there were $23.3 million and $13.9 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 1.72 years and 1.81 years, respectively.

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2019, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made AFS under the Purchase Plan. During the years ended December 31, 2019 and 2018, 81,221 shares totaling $3.4 million and 51,541 shares totaling $2.8 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2019, there were 393,925 shares available under the Purchase Plan.

Note 17 — Employee Benefit Plans

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “401(k) Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investment option is also available to the participants, with contributions to be made on an after-tax basis. Under the 401(k) Plan, after three months of service, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the IRS for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2019, the Company matches 100% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors in accordance with the Plan requirements and are invested based on employee investment elections. Plan participants become vested in matching contributions received from the Company at the rate of 20% per year for each full year of service, such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2019, 2018 and 2017, the Company expensed $14.0 million, $9.9 million and $8.9 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2019, there were no additional benefits to be accrued for under the SERP. As of each of December 31, 2019 and 2018, there was one executive officer remaining under the SERP. Benefits expensed and accrued for the years ended December 31, 2019, 2018 and 2017 were $333 thousand, $332 thousand and $331 thousand, respectively. The benefit obligation was $4.2 million as of both December 31, 2019 and 2018. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2019:

Years Ending December 31,	Amount ($ in thousands)
2020	$339
2021	349
2022	359
2023	370
2024	381
Thereafter	7,103
Total	$8,901

Note 18 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2019, 2018 and 2017. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Earnings per Share to the Consolidated Financial Statements.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2019	2018	2017
Basic:
Net income	$674,035	$703,701	$505,624

Basic weighted-average number of shares outstanding	145,497	144,862	144,444
Basic EPS	$4.63	$4.86	$3.50

Diluted:
Net income	$674,035	$703,701	$505,624

Basic weighted-average number of shares outstanding	145,497	144,862	144,444
Diluted potential common shares (1)(2)	682	1,307	1,469
Diluted weighted-average number of shares outstanding (1)(2)	146,179	146,169	145,913
Diluted EPS	$4.61	$4.81	$3.47

(1)	Includes dilutive shares from RSUs for the year ended December 31, 2019, and from RSUs and warrants for the years ended December 31, 2018 and 2017.

(2)
The Company acquired MetroCorp Bancshares, Inc. (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had outstanding warrants to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holders were converted into the rights to acquire 230,282 shares of East West’s common stock until January 16, 2019. All warrants were exercised on January 7, 2019.

For the years ended December 31, 2019, 2018 and 2017, 15 thousand, 10 thousand and 14 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Note 19 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	AFS Investment Securities	Foreign Currency Translation Adjustments (1)	Total
Balance, December 31, 2016	$(28,772)	$(19,374)	$(48,146)
Net unrealized gains arising during the period	2,531	12,753	15,284
Amounts reclassified from AOCI	(4,657)	—	(4,657)
Changes, net of tax	(2,126)	12,753	10,627
Balance, December 31, 2017	$(30,898)	$(6,621)	$(37,519)
Cumulative effect of change in accounting principle related to marketable equity securities (2)	385	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	(6,656)
Balance, January 1, 2018, adjusted	(37,169)	(6,621)	(43,790)
Net unrealized losses arising during the period	(6,866)	(5,732)	(12,598)
Amounts reclassified from AOCI	(1,786)	—	(1,786)
Changes, net of tax	(8,652)	(5,732)	(14,384)
Balance, December 31, 2018	$(45,821)	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	46,170	(3,636)	42,534
Amounts reclassified from AOCI	(2,768)	—	(2,768)
Changes, net of tax	43,402	(3,636)	39,766
Balance, December 31, 2019	$(2,419)	$(15,989)	$(18,408)

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

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Year Ended December 31,
	2019			2018			2017
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
AFS investment securities:
Net unrealized gains (losses) arising during the period	$65,549	$(19,379)	$46,170	$(9,748)	$2,882	$(6,866)	$4,368	$(1,837)	$2,531
Net realized gains reclassified into net income (1)	(3,930)	1,162	(2,768)	(2,535)	749	(1,786)	(8,037)	3,380	(4,657)
Net change	61,619	(18,217)	43,402	(12,283)	3,631	(8,652)	(3,669)	1,543	(2,126)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period (2)	290	(3,926)	(3,636)	(5,732)	—	(5,732)	12,753	—	12,753
Net change	290	(3,926)	(3,636)	(5,732)	—	(5,732)	12,753	—	12,753
Other comprehensive income (loss)	$61,909	$(22,143)	$39,766	$(18,015)	$3,631	$(14,384)	$9,084	$1,543	$10,627

(1)	For the years ended December 31, 2019, 2018 and 2017, pre-tax amounts were reported in Net gains on sales of AFS investment securities on the Consolidated Statement of Income.

(2)
The tax effects on foreign currency translation adjustments represent the cumulative net deferred tax liabilities since inception on net investment hedges that were recorded during the year ended December 31, 2019.

Note 20 — Regulatory Requirements and Matters

Capital Adequacy — The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve. The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. Both the Company and the Bank are standardized approaches institutions under Basel III Capital Rules. The Basel III Capital Rule requires that banking organizations maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0% to be considered adequately capitalized. Failure to meet minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Basel III Capital Rules also requires the Company and the Bank to maintain a capital conservation buffer of 2.5% above the minimum capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The FDIC Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Consistent with the Basel III Capital Rules, the capital categories were augmented by including the CET1 capital measure, and revised risk-based capital measures to reflect the rule changes to the minimum risk-based capital ratios.

As of December 31, 2019 and 2018, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2019, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2019 and 2018:

($ in thousands)	Basel III
	December 31, 2019				December 31, 2018
	Actual		Minimum Capital Ratios (3)	Well Capitalized Requirement	Actual		Minimum Capital Ratios (3)	Well Capitalized Requirement
	Amount	Ratio	Ratio	Ratio	Amount	Ratio	Ratio	Ratio

Total capital (to risk-weighted assets)
Company	$5,064,037	14.4%	10.50%	10.0%	$4,438,730	13.7%	9.88%	10.0%
East West Bank	$4,886,237	13.9%	10.50%	10.0%	$4,268,616	13.1%	9.88%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$4,546,592	12.9%	8.50%	8.0%	$3,966,842	12.2%	7.88%	8.0%
East West Bank	$4,516,792	12.9%	8.50%	8.0%	$3,944,728	12.1%	7.88%	8.0%
CET1 capital (to risk-weighted assets)
Company	$4,546,592	12.9%	7.00%	6.5%	$3,966,842	12.2%	6.38%	6.5%
East West Bank	$4,516,792	12.9%	7.00%	6.5%	$3,944,728	12.1%	6.38%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$4,546,592	10.3%	4.0%	N/A	$3,966,842	9.9%	4.0%	N/A
East West Bank	$4,516,792	10.3%	4.0%	5.0%	$3,944,728	9.8%	4.0%	5.0%
Risk-weighted assets
Company	$35,136,427	N/A	N/A	N/A	$32,497,296	N/A	N/A	N/A
East West Bank	$35,127,920	N/A	N/A	N/A	$32,477,002	N/A	N/A	N/A
Adjusted quarterly average total assets (2)
Company	$44,449,802	N/A	N/A	N/A	$40,636,402	N/A	N/A	N/A
East West Bank	$44,419,308	N/A	N/A	N/A	$40,611,215	N/A	N/A	N/A

(1)	The Tier 1 leverage capital well-capitalized requirement applies to the Bank only since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.

(2)	Reflects adjusted average total assets for the years ended December 31, 2019 and 2018.

(3)
The CET1, Tier 1, and total capital minimum ratios include a fully phased-in capital conservation buffer of 2.5% and a transition capital conservation buffer of 1.875% for the years ended December 31, 2019 and 2018, respectively.

N/A — Not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the FRB. The daily average reserve requirement was approximately $829.0 million and $707.3 million as of December 31, 2019 and 2018, respectively.

Note 21 — Business Segments

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

The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments; the Consumer and Business Banking and the Commercial Banking segments.

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

The corporate treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. The Company’s internal FTP process is also managed by the corporate treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on matched cost of funds that are tied to the pricing and term characteristic of the loans. FTP credits for deposits are based on matched funding credit rates that are tied to the implied or stated maturity of the deposits. These FTP credits reflect the long-term value to be generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed.

The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. During the first quarter of 2019, the Company enhanced its segment cost allocation methodology related to stock compensation expense and bonus accrual. Effective the first quarter of 2019, stock compensation expense is allocated to all three segments, whereas it was previously recorded in the Other segment as a corporate expense. In addition, bonus expense is now allocated at a more granular level at the segment level at the time of accrual. For comparability, segment information for the fiscal years ended December 31, 2018 and 2017 have been restated to conform to the current presentation. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate for the FTP credits paid for deposits in consideration of the flattened and inverted yield curve. This methodology has been retrospectively applied to segment financial results throughout the year of 2019. This change in FTP methodology related to deposits had no impact on 2018 and 2017 segment results.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2019, 2018 and 2017:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2019
Net interest income before provision for credit losses	$696,551	$651,413	$119,849	$1,467,813
Provision for credit losses	14,178	84,507	—	98,685
Noninterest income	57,920	134,622	16,835	209,377
Noninterest expense	343,001	263,064	128,523	734,588
Segment income before income taxes	397,292	438,464	8,161	843,917
Segment net income	$284,161	$313,833	$76,041	$674,035
As of December 31, 2019
Segment assets	$11,520,586	$25,501,534	$7,173,976	$44,196,096

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2018
Net interest income before provision for credit losses	$727,215	$605,650	$53,643	$1,386,508
Provision for credit losses	9,364	54,891	—	64,255
Noninterest income	85,607	110,287	15,015	210,909
Noninterest expense	341,396	237,520	135,550	714,466
Segment income (loss) before income taxes	462,062	423,526	(66,892)	818,696
Segment net income	$330,683	$303,553	$69,465	$703,701
As of December 31, 2018
Segment assets	$10,587,621	$23,761,469	$6,693,266	$41,042,356

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2017
Net interest income before provision for credit losses	$590,821	$553,817	$40,431	$1,185,069
Provision for credit losses	1,812	44,454	—	46,266
Noninterest income	54,451	110,089	93,208	257,748
Noninterest expense	323,318	200,153	137,980	661,451
Segment income (loss) before income taxes	320,142	419,299	(4,341)	735,100
Segment net income	$187,571	$246,404	$71,649	$505,624
As of December 31, 2017
Segment assets	$9,316,587	$21,431,472	$6,373,504	$37,121,563

Note 22 — Parent Company Condensed Financial Statements

The principal sources of East West’s income (on a Parent Company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $190.0 million, $160.0 million and $255.0 million of dividends to East West during the years ended December 31, 2019, 2018 and 2017, respectively.

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands, except shares)	December 31,
	2019	2018
ASSETS
Cash and cash equivalents due from subsidiary bank	$166,131	$149,411
Investments in subsidiaries:
Bank	4,987,666	4,401,860
Nonbank	5,630	3,662
Investments in tax credit investments, net	11,637	23,259
Goodwill	150	—
Other assets	3,941	6,487
TOTAL	$5,175,155	$4,584,679
LIABILITIES
Long-term debt	$147,101	$146,835
Other liabilities	10,437	13,870
Total liabilities	157,538	160,705
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 166,621,959 and 165,867,587 shares issued in 2019 and 2018, respectively	167	166
Additional paid-in capital	1,826,345	1,789,811
Retained earnings	3,689,377	3,160,132
Treasury stock, at cost — 20,996,574 shares in 2019 and 20,906,224 shares in 2018	(479,864)	(467,961)
AOCI, net of tax	(18,408)	(58,174)
Total stockholders’ equity	5,017,617	4,423,974
TOTAL	$5,175,155	$4,584,679

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2019	2018	2017
Dividends from subsidiaries:
Bank	$190,000	$160,000	$255,000
Nonbank	189	175	4,118
Net gains on sales of AFS investment securities	—	—	326
Other income	425	2	395
Total income	190,614	160,177	259,839
Interest expense on long-term debt	6,482	6,488	5,429
Compensation and employee benefits	5,479	5,559	5,065
Amortization of tax credit and other investments	8,437	413	5,908
Other expense	1,487	1,490	1,257
Total expense	21,885	13,950	17,659
Income before income tax benefit and equity in undistributed income of subsidiaries	168,729	146,227	242,180
Income tax benefit	6,737	3,404	18,182
Undistributed earnings of subsidiaries, primarily bank	498,569	554,070	245,262
Net income	$674,035	$703,701	$505,624

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$674,035	$703,701	$505,624
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(498,569)	(554,070)	(245,262)
Amortization expenses	8,703	671	6,158
Deferred income tax (benefit) expense	(10,132)	3,517	940
Gains on sales of AFS investment securities	—	—	(326)
Net change in other assets	10,246	(595)	(3,341)
Net change in other liabilities	(18)	(45)	(560)
Net cash provided by operating activities	184,265	153,179	263,233
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit investments	(292)	(1,049)	(11,591)
Proceeds from distributions received from equity method investees	2,577	1,491	1,814
Investments in and advances to nonbank subsidiaries	(3,314)	—	—
Other investing activities	(157)	—	—
AFS investment securities:
Proceeds from sales	—	—	18,326
Purchases	—	—	(9,000)
Net cash (used in) provided by investing activities	(1,186)	442	(451)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(25,000)	(15,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,383	2,846	2,280
Stocks tendered for payment of withholding taxes	(14,635)	(15,634)	(12,940)
Cash dividends paid	(155,107)	(125,988)	(116,820)
Net cash used in financing activities	(166,359)	(163,776)	(142,480)
Net increase (decrease) in cash and cash equivalents	16,720	(10,155)	120,302
Cash and cash equivalents, beginning of year	149,411	159,566	39,264
Cash and cash equivalents, end of year	$166,131	$149,411	$159,566

Note 23 — Quarterly Financial Information (Unaudited)

($ and shares in thousands, except per share data)	2019 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$467,233	$476,912	$474,844	$463,311
Interest expense	99,014	107,105	107,518	100,850
Net interest income before provision for credit losses	368,219	369,807	367,326	362,461
Provision for credit losses	18,577	38,284	19,245	22,579
Net interest income after provision for credit losses	349,642	331,523	348,081	339,882
Noninterest income	63,013	51,474	52,759	42,131
Noninterest expense	193,373	176,630	177,663	186,922
Income before income taxes	219,282	206,367	223,177	195,091
Income tax expense	31,067	34,951	72,797	31,067
Net income	$188,215	$171,416	$150,380	$164,024

EPS
- Basic	$1.29	$1.18	$1.03	$1.13
- Diluted	$1.29	$1.17	$1.03	$1.12
Weighted-average number of shares outstanding
- Basic	145,624	145,559	145,546	145,256
- Diluted	146,318	146,120	146,052	145,921

($ and shares in thousands, except per share data)	2018 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$457,334	$422,185	$400,311	$371,873
Interest expense	87,918	73,465	58,632	45,180
Net interest income before provision for credit losses	369,416	348,720	341,679	326,693
Provision for credit losses	17,959	10,542	15,536	20,218
Net interest income after provision for credit losses	351,457	338,178	326,143	306,475
Noninterest income	41,695	46,502	48,268	74,444
Noninterest expense	188,097	179,815	177,419	169,135
Income before income taxes	205,055	204,865	196,992	211,784
Income tax expense	32,037	33,563	24,643	24,752
Net income	$173,018	$171,302	$172,349	$187,032

EPS
- Basic	$1.19	$1.18	$1.19	$1.29
- Diluted	$1.18	$1.17	$1.18	$1.28
Weighted-average number of shares outstanding
- Basic	144,960	144,921	144,899	144,664
- Diluted	146,133	146,173	146,091	145,939

Note 24 — Subsequent Events

On January 23, 2020, the Company’s Board of Directors declared first quarter 2020 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share was paid on February 14, 2020 to stockholders of record as of February 3, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2019, pursuant to Rule 13a-15(b) of the Exchange Act, the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2019. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 27, 2020. There is no family relationship between any of the Company’s executive officers or directors. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Positions and Offices, and Business Experience
Dominic Ng	61	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	63	Executive Vice President, General Counsel and Secretary of the Company and the Bank since 1996.
Irene H. Oh	42	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Andy Yen	62	Executive Vice President and Head of International and Commercial Banking since 2013.
Catherine Zhou	46	Executive Vice President and Head of Consumer and Digital Banking since 2017.

(1)	As of February 27, 2020.

Each executive officer has held executive positions with East West Bank for at least five years, except that Ms. Zhou joined East West Bank in 2017 and assumed her current position in October 2017. Previously, she had served as a partner at PricewaterhouseCoopers LLP (“PwC”) since 2013, and led the digital platform for PwC’s financial services industry.

Code of Conduct

The Company has adopted a code of conduct that applies to its principal executive officer, principal financial and accounting officer, controller, and persons performing similar functions. The code of conduct is posted on the Company’s website at www.eastwestbank.com/govdocs. Any amendments to, or waivers from, the Company’s Code of Conduct will be disclosed on the Company’s website at http://investor.eastwestbank.com.

Additional Information

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2019 and this information is incorporated herein by reference:

•	Summary Information About Director Nominees

•	Board of Directors and Nominees

•	Director Nominee Qualifications and Experience

•	Director Independence, Financial Experts and Risk Management Experience

•	Board Leadership Structure

•	Board Meetings and Committees

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation is included in the 2020 Proxy Statement in the following sections and these sections are incorporated herein by reference:

•	Director Compensation

•	Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein is incorporated by reference to the 2020 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management.”

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	3,482,580	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,482,580

(1)	Represents future shares available under the shareholder-approved 2016 Stock Incentive Plan effective May 24, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included in the 2020 Proxy Statement in the following sections, which are incorporated herein by reference:

•	Director Independence, Financial Experts and Risk Management Experience

•	Certain Relationships and Related Transactions

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is included in the “Ratification of Auditors” section of the 2020 Proxy Statement, which is incorporated herein by reference.

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

A list of exhibits to this Form 10-K is set forth below.

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

4.3	Description of Securities. Filed herewith.
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

10.1.4
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019 (File No. 000-24939).]

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

10.2.4
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019 (File No. 000-24939).]

10.3
Employment Agreement – Andy Yen* [Incorporated by reference to Exhibit 10.3 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Commission on February 26, 2016 (File No. 000-24939).]

10.4.1	Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2016 (File No. 000-24939).]
10.4.2
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.5.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 (File No. 000-24939).]

10.5.1
Employment Agreement – Catherine Zhou* [Incorporated by reference to Exhibit 10.3 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Commission on May 8, 2019 (File No. 000-24939).]

10.5.2
Amendment to Employment Agreement – Catherine Zhou* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed with the Commission on November 8, 2019 (File No. 000-24939).]

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

18
Preferability letter from KPMG LLP regarding a change in accounting method dated February 27, 2019 [Incorporated by reference to Exhibit 18 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 (File No. 000-24939).]

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

ACL	Allowance for credit losses	FRB	Federal Reserve Bank of San Francisco
ADC	Acquisition, development and construction	FTP	Funds transfer pricing
AFS	Available-for-sale	GAAP	United States Generally Accepted Accounting Principles
ALCO	Asset/Liability Committee	GLBA	Gramm-Leach-Bliley Act of 1999
AML	Anti-money laundering	HELOC	Home equity line of credit
AOCI	Accumulated Other Comprehensive Income (Loss)	IRS	Internal Revenue Service
ARRC	Alternative Reference Rates Committee	KBW	Keefe, Bruyette and Woods
ASC	Accounting Standards Codification	KRX	Keefe, Bruyette and Woods NASDAQ Regional Banking Index
ASU	Accounting Standards Update	LCH	London Clearing House
BHC Act	Bank Holding Company Act of 1956, as amended	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
C&I	Commercial and industrial	MMBTU	Million British Thermal Unit
CAP	Compliance Assurance Process	Moody's	Moody's Investors Service
CECL	Current expected credit loss	MOU	Memorandum of understanding
CET1	Common Equity Tier 1	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NOL	Net operating losses
CLO	Collateralized loan obligation	OFAC	Office of Foreign Assets Control
CME	Chicago Mercantile Exchange	OIS	Overnight Index Swap
CRA	Community Reinvestment Act	OREO	Other real estate owned
CRE	Commercial real estate	OTTI	Other-than-temporary impairment
DBO	California Department of Business Oversight	PCA	Prompt Corrective Action
DCB	Desert Community Bank	PCI	Purchased credit-impaired
DIF	Deposit Insurance Fund	PwC	PricewaterhouseCoopers LLP
DRR	Designated reserve ratio	RMB	Chinese Renminbi
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERM	Enterprise risk management	RPA	Credit Risk Participation Agreement
EVE	Economic value of equity	RSU	Restricted stock unit
EWIS	East West Insurance Services, Inc.	S&P	Standard and Poor's
FASB	Financial Accounting Standards Board	SBLC	Standby letters of credit
FBI	Federal Bureau of Investigation	SEC	U.S. Securities and Exchange Commission
FCA	Financial Conduct Authority	SERP	Supplemental Executive Retirement Plan
FDIA	Federal Deposit Insurance Act	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled debt restructuring
FHLB	Federal Home Loan Bank	U.S.	United States
FinCEN	Financial Crimes Enforcement Network	USD	U.S. Dollar
FITCH	Fitch Ratings	VIE	Variable interest entities

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2020

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 27, 2020
Molly Campbell

/s/ IRIS S. CHAN	Director	February 27, 2020
Iris S. Chan

/s/ ARCHANA DESKUS	Director	February 27, 2020
Archana Deskus

/s/ RUDOLPH I. ESTRADA	Lead Director	February 27, 2020
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 27, 2020
Paul H. Irving

/s/ HERMAN Y. LI	Director	February 27, 2020
Herman Y. Li

/s/ JACK C. LIU	Director	February 27, 2020
Jack C. Liu

/s/ LESTER M. SUSSMAN	Director	February 27, 2020
Lester M. Sussman