Form 10-Q
period 2020-03-31
EAST WEST BANCORP INC
filed 2020-05-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Yes ☐ No ☒
Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,486,290 shares as of April 30, 2020.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$427,415	$536,221
Interest-bearing cash with banks	2,652,627	2,724,928
Cash and cash equivalents	3,080,042	3,261,149
Interest-bearing deposits with banks	293,509	196,161
Securities purchased under resale agreements (“resale agreements”)	860,000	860,000
Securities:
Available-for-sale (''AFS'') debt securities, at fair value (amortized cost of $3,660,413 in 2020; includes assets pledged as collateral of $742,410 in 2020 and $479,432 in 2019)	3,695,943	3,317,214
Restricted equity securities, at cost	78,745	78,580
Loans held-for-sale	1,594	434
Loans held-for-investment (net of allowance for loan losses of $557,003 in 2020 and $358,287 in 2019; includes assets pledged as collateral of $23,107,287 in 2020 and $22,431,092 in 2019)	35,336,390	34,420,252
Investments in qualified affordable housing partnerships, net	198,653	207,037
Investments in tax credit and other investments, net	268,330	254,140
Premises and equipment (net of accumulated depreciation of $120,156 in 2020 and $116,790 in 2019)	115,393	118,364
Goodwill	465,697	465,697
Operating lease right-of-use assets	101,381	99,973
Other assets	1,452,868	917,095
TOTAL	$45,948,545	$44,196,096
LIABILITIES
Deposits:
Noninterest-bearing	$11,833,397	$11,080,036
Interest-bearing	26,853,561	26,244,223
Total deposits	38,686,958	37,324,259
Short-term borrowings	66,924	28,669
Federal Home Loan Bank (“FHLB”) advances	646,336	745,915
Securities sold under repurchase agreements (“repurchase agreements”)	450,000	200,000
Long-term debt and finance lease liabilities	152,162	152,270
Operating lease liabilities	109,356	108,083
Accrued expenses and other liabilities	933,824	619,283
Total liabilities	41,045,560	39,178,479
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,091,420 and 166,621,959 shares issued in 2020 and 2019, respectively	167	167
Additional paid-in capital	1,833,617	1,826,345
Retained earnings	3,695,759	3,689,377
Treasury stock, at cost — 25,656,321 shares in 2020 and 20,996,574 shares in 2019	(633,439)	(479,864)
Accumulated other comprehensive loss (“AOCI”), net of tax	6,881	(18,408)
Total stockholders’ equity	4,902,985	5,017,617
TOTAL	$45,948,545	$44,196,096

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$411,869	$423,534
AFS debt securities	20,142	15,748
Resale agreements	5,565	7,846
Restricted equity securities	446	713
Interest-bearing cash and deposits with banks	11,168	15,470
Total interest and dividend income	449,190	463,311
INTEREST EXPENSE
Deposits	76,403	92,005
Federal funds purchased and other short-term borrowings	556	616
FHLB advances	4,166	2,979
Repurchase agreements	3,991	3,492
Long-term debt and finance lease liabilities	1,367	1,758
Total interest expense	86,483	100,850
Net interest income before provision for credit losses	362,707	362,461
Provision for credit losses	73,870	22,579
Net interest income after provision for credit losses	288,837	339,882
NONINTEREST INCOME
Lending fees	15,773	14,969
Deposit account fees	10,447	9,468
Foreign exchange income	7,819	5,015
Wealth management fees	5,357	3,812
Interest rate contracts and other derivative income	7,073	3,216
Net gains on sales of loans	950	915
Net gains on sales of AFS debt securities	1,529	1,561
Other investment income	1,921	1,202
Other income	3,180	1,973
Total noninterest income	54,049	42,131
NONINTEREST EXPENSE
Compensation and employee benefits	101,960	102,299
Occupancy and equipment expense	17,076	17,318
Deposit insurance premiums and regulatory assessments	3,427	3,088
Legal expense	3,197	2,225
Data processing	3,826	3,157
Consulting expense	1,217	2,059
Deposit related expense	3,563	3,504
Computer software expense	6,166	6,078
Other operating expense	21,119	22,289
Amortization of tax credit and other investments	17,325	24,905
Total noninterest expense	178,876	186,922
INCOME BEFORE INCOME TAXES	164,010	195,091
INCOME TAX EXPENSE	19,186	31,067
NET INCOME	$144,824	$164,024
EARNINGS PER SHARE (“EPS”)
BASIC	$1.00	$1.13
DILUTED	$1.00	$1.12
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	144,814	145,256
DILUTED	145,285	145,921

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$144,824	$164,024
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains on AFS debt securities	27,453	22,011
Foreign currency translation adjustments	(2,164)	3,180
Other comprehensive income	25,289	25,191
COMPREHENSIVE INCOME	$170,113	$189,215

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative-effect of change in accounting principle related to leases (1)	—	—	14,668	—	—	14,668
Net income	—	—	164,024	—	—	164,024
Other comprehensive loss	—	—	—	—	25,191	25,191
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	359,712	7,436	—	(14,036)	—	(6,600)
Cash dividends on common stock ($0.23 per share)	—	—	(33,770)	—	—	(33,770)
BALANCE, MARCH 31, 2019	145,501,301	$1,799,124	$3,305,054	$(479,265)	$(32,983)	$4,591,930
Balance, January 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (2)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	144,824	—	—	144,824
Other comprehensive income	—	—	—	—	25,289	25,289
Net activity of common stock pursuant to various stock compensation plans and agreements	281,396	7,272	—	(7,609)	—	(337)
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.275 per share)	—	—	(40,475)	—	—	(40,475)
BALANCE, MARCH 31, 2020	141,435,099	$1,833,784	$3,695,759	$(633,439)	$6,881	$4,902,985

(1)	Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequent related ASUs in the first quarter of 2019.

(2)
Represents the impact of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) in the first quarter of 2020. Refer to Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144,824	$164,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,186	39,498
Accretion of discount and amortization of premiums, net	(4,519)	(4,414)
Stock compensation costs	7,209	7,444
Deferred income tax expense (benefit)	28	(406)
Provision for credit losses	73,870	22,579
Net gains on sales of loans	(950)	(915)
Net gains on sales of AFS debt securities	(1,529)	(1,561)
Net loss on sales of fixed assets	3	—
Loans held-for-sale:
Originations and purchases	(5,802)	(2,167)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	4,657	2,454
Proceeds from distributions received from equity method investees	973	1,150
Net change in accrued interest receivable and other assets	(462,766)	(27,639)
Net change in accrued expenses and other liabilities	304,680	(60,806)
Other net operating activities	(161)	—
Total adjustments	(53,121)	(24,783)
Net cash provided by operating activities	91,703	139,241
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(27,581)	(33,261)
Interest-bearing deposits with banks	(115,419)	245,375
Resale agreements:
Proceeds from paydowns and maturities	250,000	—
AFS debt securities:
Proceeds from sales	306,463	151,339
Proceeds from repayments, maturities and redemptions	308,620	55,712
Purchases	(987,130)	(69,805)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	110,945	92,887
Purchases	(133,185)	(147,938)
Other changes in loans held-for-investment, net	(1,116,358)	(409,930)
Premises and equipment:
Purchases	(916)	(3,336)
Proceeds from sales of other real estate owned (“OREO”)	295	—
Proceeds from distributions received from equity method investees	374	1,005
Other net investing activities	(1,438)	(729)
Net cash used in investing activities	(1,405,330)	(118,681)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,374,287	800,053
Net increase (decrease) in short-term borrowings	39,962	(19,514)
FHLB advances:
Proceeds	—	300,000
Repayment	(99,999)	(282,000)
Repayment of long-term debt and lease liabilities	(289)	(217)
Common stock:
Repurchase of common stock pursuant to the Stock Repurchase Program	(145,966)	—
Stocks tendered for payment of withholding taxes	(7,609)	(14,036)
Cash dividends paid	(41,358)	(34,916)
Net cash provided by financing activities	1,119,028	749,370
Effect of exchange rate changes on cash and cash equivalents	13,492	14,018
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(181,107)	783,948
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,261,149	3,001,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,080,042	$3,785,325

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$88,520	$97,930
Income taxes, net	$2,904	$303
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$110,223	$92,228
Loans transferred to OREO	$19,504	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2020, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. In 2019, the Company acquired Enstream Capital Markets, LLC, a private broker dealer and also established East West Investment Management LLC, a registered investment adviser. Both East West Markets, LLC and East West Investment Management LLC are wholly-owned subsidiaries of East West.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry. They reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim period Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any other interim period or for the year as a whole. While the COVID-19 outbreak had a material impact on our provision for credit losses, the Company is unable to fully predict the impact that COVID-19 will have on its financial position and results of operations due to numerous uncertainties, and will continue to assess the potential impacts on its financial position and results of operations. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto, included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on February 27, 2020 (the “Company’s 2019 Form 10-K”).

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

New Accounting Pronouncements Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2020
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	January 1, 2020 Early adoption is permitted on January 1, 2019.
The ASU introduces a new current expected credit loss (“CECL”) model that applies to most financial assets measured at amortized cost and certain instruments, including trade and other receivables, loan receivables, AFS and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also eliminates the guidance for purchased credit impaired (“PCI”) loans, but requires an allowance for loan losses for purchased financial assets with more than an insignificant deterioration of credit since origination. The ASU also modifies the other-than-temporary impairment (“OTTI”) model for AFS debt securities to require an allowance for credit losses instead of a direct write-down. A reversal of the allowance for credit losses is allowed in future periods based on improvements in credit performance expectations. This ASU also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial Instruments.

The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2020 without electing the fair value option on eligible financial instruments under ASU 2019-05. The Company has completed its implementation efforts, which includes the implementation of new processes and controls over the new credit and loss aggregation models, completion of parallel runs, updates to the allowance documentation, policies and reporting processes.

The adoption of this ASU increased the allowance for loan losses by $125.2 million, and allowance for unfunded credit commitments by $10.5 million. The Company also recorded an after-tax decrease to opening retained earnings of $98.0 million on January 1, 2020. The increase to allowance for loan losses was primarily related to the commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios. The Company did not record an allowance for credit losses on the Company’s AFS debt securities as a result of this adoption. Disclosures for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in the Company’s 2019 Form 10-K.

The Company has elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital for two years, followed by a three-year transition period.

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
Standards Adopted in 2020
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

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standard Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Effective for all entities as of March 12, 2020 through December 31, 2022.
In March 2020, the FASB issued a new accounting standard related to contracts or hedging relationships that reference LIBOR or other reference rates that are expected to be discontinued due to reference rate reform.
This ASU provide optional expedients and exceptions regarding the accounting related to the modification of certain contracts, hedging relationships and other transactions that are affected by the reference rate reform. The guidance permits the Company not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the dedesignation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022.

The Company has not yet made a determination on whether it will make this election and is currently tracking the exposure as of each reporting period and assessing the significance of impact towards implementing any necessary modification in consideration of the election of this amendment. We will continue to assess the impact as the reference rate transition occurs over the next two years.

Summary of Significant Accounting Policies

The Company has revised the following significant accounting policies as a result of the adoption of ASU 2016-13.

Allowance for Loan Losses — The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities and increased by the provision for credit losses and decreased by net charge-offs. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is evaluated quarterly by management based on periodic review of the collectability of the loans, and more often if deemed necessary. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level — commercial loan portfolio comprising C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio comprising single-family residential, home equity lines of credit (“HELOC”) and other consumer loans.

The allowance for loan losses represents the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life. The Company measures the expected loan losses on a collective pool basis when similar risk characteristics exist. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimates. Reasonable and supportable forecast periods vary by loan portfolio. The collectively evaluated loans include non-classified and classified loans that have been determined as not impaired. The Company has adopted lifetime loss rate models for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool.

When the loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis (e.g., impaired loans). The Company considers loans to be impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. For loans determined to be impaired, three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan's observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan. When the loan is deemed uncollectible, the Company’s policy is to promptly charge off the estimated impaired amount.

The amortized cost of loans held-for-investment excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on nonaccrual loans since the Company timely reverses any previously accrued interest when the borrower remains in default for an extended period.

The allowance for loan losses is reported separately on the Consolidated Balance Sheet and the Provision for credit losses is reported on the Consolidated Statement of Income.

Allowance for Unfunded Credit Commitments — The allowance for unfunded credit commitments includes reserves provided for unfunded loan commitments, letters of credit, standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The Company estimates the allowance for unfunded credit commitments over the contractual period in which the entity is exposed to credit risk via a present contractual obligation to extend credit. Within the period of credit exposure, the estimate of credit losses will consider both the likelihood that funding will occur, and an estimate of the expected credit losses on the commitments that are expected to fund over their estimated lives.

The allowance for unfunded credit commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities. For all off-balance-sheet instruments and commitments, including unfunded lending commitments, letters of credit, SBLCs and recourse obligations for loans sold, the unfunded credit exposure is calculated using utilization assumptions based on the Company's historical utilization experience in related portfolio segments. Loss rates are applied to the calculated exposure balances to estimate the allowance for unfunded credit commitments. Other elements such as credit risk factors for loans outstanding, terms and expiration dates of the unfunded credit facilities, and other pertinent information are considered to determine the adequacy of the allowance.

The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Changes to the allowance for unfunded credit commitments are included in Provision for credit losses on the Consolidated Income Statements.

Allowance for Credit Losses on Available-for-Sale Debt Securities — ASU 2016-13 modifies the impairment model for AFS debt securities. For each reporting period, AFS debt securities that are in an unrealized loss position are individually analyzed as part of the Company’s ongoing assessments to determine whether a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost, excluding accrued interest, of the AFS debt security. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, the financial condition of the issuer, changes in the AFS debt securities’ ratings and other qualitative factors, as well as whether the Company either plans to sell the debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. ASU 2016-13 removes the ability to consider the length of time the debt security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.

When the Company does not intend to sell the impaired AFS debt security and it is more-likely-than-not that the Company will not be required to sell the impaired debt security prior to recovery of its amortized cost basis, the credit component of the unrealized loss of the impaired AFS debt security is recognized as an allowance for credit losses, with a corresponding Provision for credit losses on the Consolidated Statement of Income and the non-credit component is recognized in Other comprehensive income (loss), net of applicable taxes. At each reporting period, the Company increases or decreases the allowance for credit losses as appropriate, while limiting reversals of the allowance for credit losses to the extent of the amounts previously recorded. If the Company intends to sell the impaired debt security or it is more-likely-than-not that the Company will be required to sell the impaired debt security prior to recovering its amortized cost basis, the entire impairment amount is recognized as an adjustment to the debt security’s amortized cost basis, with a corresponding Provision for credit losses on the Consolidated Statement of Income.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to measure an allowance for credit losses for accrued interest receivables on AFS debt securities since the Company timely reverses any previously accrued interest when the debt security remains in default for an extended period. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

Collateral-Dependent Financial Assets — A financial asset is considered collateral-dependent if repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses is measured on an individual basis for collateral-dependent financial assets and determined by comparing the fair value of the collateral, minus the cost to sell, to the amortized cost basis of the related financial asset at the reporting date. Other than impaired loans, collateral-dependent financial assets could also include resale agreements. In arrangements in which the borrower must continually adjust the collateral securing the asset to reflect changes in the collateral’s fair value (e.g., resale agreements), the Company estimates the expected credit losses on the basis of the unsecured portion of the amortized cost as of the balance sheet date. If the fair value of the collateral is equal to or greater than the amortized cost of the resale agreement, the expected losses would be zero. If the fair value of the collateral is less than the amortized cost of the asset, the expected losses are limited to the difference between the fair value of the collateral and the amortized cost basis of the resale agreement.

Purchased Credit Deteriorated Assets — ASU 2016-13 replaces the concept of PCI accounting under ASC 310-30 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality with the concept of purchased financial assets with credit deterioration (“PCD”). The Company adopted ASU 2016-13 using the prospective transition approach for PCD that were previously classified as PCI assets. PCD financial assets are defined as acquired individual financial assets (or groups with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Beginning January 1, 2020, for any asset designated as a PCD asset at the time of acquisition, the Company estimates and records an allowance for credit losses, which is added to the purchase price to establish the initial amortized cost basis of the financial asset. Hence, there is no income statement impact on the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The noncredit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

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

Available-for-Sale Debt Securities — When available, the Company uses quoted market prices to determine the fair value of AFS debt securities, which are classified as Level 1. Level 1 AFS debt securities are comprised of U.S. Treasury securities. The fair value of other AFS debt securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices.

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the documentation received from the third-party pricing service providers regarding the valuation inputs and methodology used for each category of securities.

When pricing is unavailable from third-party pricing service providers for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. These valuations are based on observable inputs in the current marketplace and are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation technique are reviewed.

Equity Securities — Equity securities consisted of mutual funds as of both March 31, 2020 and December 31, 2019. The Company uses Net Asset Value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of March 31, 2020 and December 31, 2019, the Company held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. As of March 31, 2020 and December 31, 2019, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Given that the Company holds long positions in all warrants, an increase in volatility assumption would generally result in an increase in fair value. A higher liquidity discount would result in a decrease in fair value. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black-Scholes model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$51,428	$—	$—	$51,428
U.S. government agency and U.S. government- sponsored enterprise debt securities	—	518,408	—	518,408
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	697,948	—	697,948
Residential mortgage-backed securities	—	1,352,367	—	1,352,367
Municipal securities	—	309,626	—	309,626
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	87,114	—	87,114
Residential mortgage-backed securities	—	62,134	—	62,134
Corporate debt securities	—	10,963	—	10,963
Foreign bonds	—	284,521	—	284,521
Asset-backed securities	—	61,556	—	61,556
Collateralized loan obligations (“CLOs”)	—	259,878	—	259,878
Total AFS debt securities	$51,428	$3,644,515	$—	$3,695,943

Investments in tax credit and other investments:
Equity securities (1)	$22,195	$8,135	$—	$30,330
Total investments in tax credit and other investments	$22,195	$8,135	$—	$30,330

Derivative assets:
Interest rate contracts	$—	$605,122	$—	$605,122
Foreign exchange contracts	—	64,383	—	64,383
Credit contracts	—	8	—	8
Equity contracts	—	415	713	1,128
Commodity contracts	—	163,563	—	163,563
Gross derivative assets	$—	$833,491	$713	$834,204
Netting adjustments (2)	$—	$(178,774)	$—	$(178,774)
Net derivative assets	$—	$654,717	$713	$655,430

Derivative liabilities:
Interest rate contracts	$—	$403,351	$—	$403,351
Foreign exchange contracts	—	55,658	—	55,658
Credit contracts	—	218	—	218
Commodity contracts	—	199,288	—	199,288
Gross derivative liabilities	$—	$658,515	$—	$658,515
Netting adjustments (2)	$—	$(243,101)	$—	$(243,101)
Net derivative liabilities	$—	$415,414	$—	$415,414

(1)	Equity securities consist of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$176,422	$—	$—	$176,422
U.S. government agency and U.S. government- sponsored enterprise debt securities	—	581,245	—	581,245
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	603,471	—	603,471
Residential mortgage-backed securities	—	1,003,897	—	1,003,897
Municipal securities	—	102,302	—	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	88,550	—	88,550
Residential mortgage-backed securities	—	46,548	—	46,548
Corporate debt securities	—	11,149	—	11,149
Foreign bonds	—	354,172	—	354,172
Asset-backed securities	—	64,752	—	64,752
CLOs	—	284,706	—	284,706
Total AFS debt securities	$176,422	$3,140,792	$—	$3,317,214

Investments in tax credit and other investments:
Equity securities (1)	$21,746	$9,927	$—	$31,673
Total investments in tax credit and other investments	$21,746	$9,927	$—	$31,673

Derivative assets:
Interest rate contracts	$—	$192,883	$—	$192,883
Foreign exchange contracts	—	54,637	—	54,637
Credit contracts	—	2	—	2
Equity contracts	—	993	421	1,414
Commodity contracts	—	81,380	—	81,380
Gross derivative assets	$—	$329,895	$421	$330,316
Netting adjustments (2)	$—	$(125,319)	$—	$(125,319)
Net derivative assets	$—	$204,576	$421	$204,997

Derivative liabilities:
Interest rate contracts	$—	$127,317	$—	$127,317
Foreign exchange contracts	—	48,610	—	48,610
Credit contracts	—	84	—	84
Commodity contracts	—	80,517	—	80,517
Gross derivative liabilities	$—	$256,528	$—	$256,528
Netting adjustments (2)	$—	$(159,799)	$—	$(159,799)
Net derivative liabilities	$—	$96,729	$—	$96,729

(1)	Equity securities consist of mutual funds with readily determinable fair values.

(2)
Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three months ended March 31, 2020 and 2019, Level 3 fair value measurements that were measured on a recurring basis consist of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Equity Contracts
Beginning balance	$421	$673
Total gains (losses) included in earnings (1)	292	(231)
Ending balance	$713	$442

(1)
Includes unrealized gains (losses) of $292 thousand and $(43) thousand for the three months ended March 31, 2020 and 2019, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2020 and December 31, 2019, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
March 31, 2020
Derivative assets:
Equity contracts	$713	Black-Scholes option pricing model	Equity volatility	72% — 86%	82%
			Liquidity discount	47%	47%
December 31, 2019
Derivative assets:
Equity contracts	$421	Black-Scholes option pricing model	Equity volatility	39% — 44%	42%
			Liquidity discount	47%	47%

(1)	Weighted-average is calculated based on fair value of equity warrants as of March 31, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain loans, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, and loans held-for-sale. Nonrecurring fair value adjustments result from impairment on certain loans and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO, or from the application of lower of cost or fair value on loans held-for-sale.

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

Other nonperforming assets — Other nonperforming assets are recorded at fair value upon transfers from loans to foreclosed assets. Subsequently, foreclosed assets are recorded at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimates of the foreclosed asset. The Company records an impairment when the foreclosed asset’s fair value declines below its carrying value. Other nonperforming assets are classified as Level 3.

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Impaired loans (1):
Commercial:
C&I	$—	$—	$28,877	$28,877
CRE:
CRE	—	—	735	735
Total commercial	—	—	29,612	29,612
Consumer:
Residential mortgage:
HELOCs	—	—	1,798	1,798
Other consumer	—	—	2,491	2,491
Total consumer	—	—	4,289	4,289
Total impaired loans	$—	$—	$33,901	$33,901
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076
Other nonperforming assets	$—	$—	$867	$867

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$47,554	$47,554
CRE:
CRE	—	—	753	753
Total commercial	—	—	48,307	48,307
Consumer:
Residential mortgage:
HELOCs	—	—	1,372	1,372
Total consumer	—	—	1,372	1,372
Total non-PCI impaired loans	$—	$—	$49,679	$49,679
OREO (2)	$—	$—	$125	$125
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076

(1)
The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously accounted for as PCI loans. Total impaired loans as of March 31, 2020 considers PCD loans, if impaired, whereas the impaired loans as of December 31, 2019 includes only non-PCI loans.

(2)	Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in fair value of assets for which a fair value adjustment has been recognized for the three months ended March 31, 2020 and 2019, related to assets that were still held as of those dates:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Impaired loans:	Total Impaired Loans (1)	Non-PCI Impaired Loans
Commercial:
C&I	$(21,501)	$(2,734)
CRE:
CRE	(5)	2
Total commercial	(21,506)	(2,732)
Consumer:
Residential mortgage:
HELOCs	(193)	(78)
Other consumer	2,491	—
Total consumer	2,298	(78)
Total impaired loans	$(19,208)	$(2,810)
Investments in tax credit and other investments, net	$150	$(6,978)
Other nonperforming assets	$(300)	$—

(1)
The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously accounted for as PCI loans. Total impaired loans during the three months ended March 31, 2020 considers PCD loans, if impaired, whereas impaired loans during the three months ended March 31, 2019 includes only non-PCI loans.

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2020 and December 31, 2019:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique(s)	Unobservable Input(s)	Range of Input(s)	Weighted- Average (1)
March 31, 2020
Impaired loans (1)	$25,140	Discounted cash flows	Discount	4% — 15%	12%
	$5,712	Fair value of collateral	Discount	8% — 9%	9%
	$2,491	Fair value of collateral	Contract value	NM	NM
	$558	Fair value of property	Selling cost	8%	8%
Other nonperforming assets	$867	Fair value of collateral	Contract value	NM	NM
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2019
Non-PCI impaired loans	$27,841	Discounted cash flows	Discount	4% — 15%	14%
	$1,014	Fair value of collateral	Discount	8% — 20%	19%
	$20,824	Fair value of collateral	Contract value	NM	NM
OREO	$125	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM — Not meaningful.

(1)	Presented on a total impaired loan basis due to the adoption of ASU 2016-13 PCD loans (formerly, PCI loans) are assessed for impairment in the same manner as non-PCD loans.

(2)	Weighted-average is based on the relative fair value of the respective assets as of March 31, 2020 and December 31, 2019.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	March 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,080,042	$3,080,042	$—	$—	$3,080,042
Interest-bearing deposits with banks	$293,509	$—	$293,509	$—	$293,509
Resale agreements (1)	$860,000	$—	$867,872	$—	$867,872
Restricted equity securities, at cost	$78,745	$—	$78,745	$—	$78,745
Loans held-for-sale	$1,594	$—	$1,594	$—	$1,594
Loans held-for-investment, net	$35,336,390	$—	$—	$35,736,331	$35,736,331
Mortgage servicing rights	$5,711	$—	$—	$7,926	$7,926
Accrued interest receivable	$148,294	$—	$148,294	$—	$148,294
Financial liabilities:
Demand, checking, savings and money market deposits	$28,720,425	$—	$28,720,425	$—	$28,720,425
Time deposits	$9,966,533	$—	$9,992,060	$—	$9,992,060
Short-term borrowings	$66,924	$—	$66,924	$—	$66,924
FHLB advances	$646,336	$—	$657,859	$—	$657,859
Repurchase agreements (1)	$450,000	$—	$470,230	$—	$470,230
Long-term debt	$147,169	$—	$152,942	$—	$152,942
Accrued interest payable	$25,209	$—	$25,209	$—	$25,209

($ in thousands)	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,261,149	$3,261,149	$—	$—	$3,261,149
Interest-bearing deposits with banks	$196,161	$—	$196,161	$—	$196,161
Resale agreements (1)	$860,000	$—	$856,025	$—	$856,025
Restricted equity securities, at cost	$78,580	$—	$78,580	$—	$78,580
Loans held-for-sale	$434	$—	$434	$—	$434
Loans held-for-investment, net	$34,420,252	$—	$—	$35,021,300	$35,021,300
Mortgage servicing rights	$6,068	$—	$—	$8,199	$8,199
Accrued interest receivable	$144,599	$—	$144,599	$—	$144,599
Financial liabilities:
Demand, checking, savings and money market deposits	$27,109,951	$—	$27,109,951	$—	$27,109,951
Time deposits	$10,214,308	$—	$10,208,895	$—	$10,208,895
Short-term borrowings	$28,669	$—	$28,669	$—	$28,669
FHLB advances	$745,915	$—	$755,371	$—	$755,371
Repurchase agreements (1)	$200,000	$—	$232,597	$—	$232,597
Long-term debt	$147,101	$—	$152,641	$—	$152,641
Accrued interest payable	$27,246	$—	$27,246	$—	$27,246

(1)
Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Out of gross repurchase agreements of $450.0 million, $0.0 million and $250.0 million as of March 31, 2020 and December 31, 2019, respectively, were eligible for netting against gross resale agreements

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Gross resale agreements were $860.0 million and $1.11 billion as of March 31, 2020 and December 31, 2019, respectively. The weighted-average yields were 2.54% and 2.80% for the three months ended March 31, 2020 and 2019, respectively.

Repurchase Agreements

As of March 31, 2020, the collateral for the repurchase agreements comprised U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $450.0 million as of both March 31, 2020 and December 31, 2019. The weighted-average interest rates were 4.10% and 5.01% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, $150.0 million of repurchase agreements will mature in 2022 and $300.0 million will mature in 2023.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that provide the Company, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and is usually delivered to and held by the third-party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$860,000	$—	$860,000	$(859,842)	(1)	$158

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$—	$450,000	$(441,246)	(2)	$8,754

($ in thousands)	December 31, 2019
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,110,000	$(250,000)	$860,000	$(856,058)	(1)	$3,942

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(250,000)	$200,000	$(200,000)	(2)	$—

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

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS debt securities as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,606	$822	$—	$51,428
U.S. government agency and U.S. government-sponsored enterprise debt securities	511,176	7,232	—	518,408
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	677,644	24,472	(4,168)	697,948
Residential mortgage-backed securities	1,316,009	38,770	(2,412)	1,352,367
Municipal securities	300,551	10,147	(1,072)	309,626
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	85,843	2,008	(737)	87,114
Residential mortgage-backed securities	64,112	156	(2,134)	62,134
Corporate debt securities	11,250	1	(288)	10,963
Foreign bonds	283,822	749	(50)	284,521
Asset-backed securities	65,400	—	(3,844)	61,556
CLOs	294,000	—	(34,122)	259,878
Total AFS debt securities	$3,660,413	$84,357	$(48,827)	$3,695,943

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$177,215	$—	$(793)	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	584,275	1,377	(4,407)	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	599,814	8,551	(4,894)	603,471
Residential mortgage-backed securities	998,447	6,927	(1,477)	1,003,897
Municipal securities	101,621	790	(109)	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	86,609	1,947	(6)	88,550
Residential mortgage-backed securities	46,830	3	(285)	46,548
Corporate debt securities	11,250	12	(113)	11,149
Foreign bonds	354,481	198	(507)	354,172
Asset-backed securities	66,106	—	(1,354)	64,752
CLOs	294,000	—	(9,294)	284,706
Total AFS debt securities	$3,320,648	$19,805	$(23,239)	$3,317,214

As of March 31, 2020, the amortized cost of AFS debt securities excludes accrued interest receivable of $14.4 million which is included in Other assets on the Consolidated Balance Sheet. For our accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019.

($ in thousands)	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	$116,225	$(2,277)	$19,252	$(1,891)	$135,477	$(4,168)
Residential mortgage-backed securities	192,572	(2,408)	193	(4)	192,765	(2,412)
Municipal securities	18,705	(1,072)	—	—	18,705	(1,072)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	31,087	(737)	—	—	31,087	(737)
Residential mortgage-backed securities	47,044	(2,134)	—	—	47,044	(2,134)
Corporate debt securities	—	—	9,713	(288)	9,713	(288)
Foreign bonds	49,950	(50)	—	—	49,950	(50)
Asset-backed securities	50,097	(2,657)	11,459	(1,187)	61,556	(3,844)
CLOs	259,878	(34,122)	—	—	259,878	(34,122)
Total AFS debt securities	$765,558	$(45,457)	$40,617	$(3,370)	$806,175	$(48,827)

($ in thousands)	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$176,422	$(793)	$176,422	$(793)
U.S. government agency and U.S. government-sponsored enterprise debt securities	310,349	(4,407)	—	—	310,349	(4,407)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	204,675	(2,346)	108,314	(2,548)	312,989	(4,894)
Residential mortgage-backed securities	325,354	(1,234)	34,337	(243)	359,691	(1,477)
Municipal securities	31,130	(109)	—	—	31,130	(109)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	42,894	(285)	—	—	42,894	(285)
Corporate debt securities	—	—	9,888	(113)	9,888	(113)
Foreign bonds	129,074	(407)	9,900	(100)	138,974	(507)
Asset-backed securities	52,565	(902)	12,187	(452)	64,752	(1,354)
CLOs	284,706	(9,294)	—	—	284,706	(9,294)
Total AFS debt securities	$1,388,661	$(18,990)	$351,048	$(4,249)	$1,739,709	$(23,239)

Allowance for Credit Losses

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-For-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-Q. Prior to January 1, 2020, the Company assessed individual securities that were in an unrealized loss position for OTTI.

The gross unrealized losses across all major security types presented in the above tables were primarily attributable to yield curve movements and widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic. The Company believes that the credit support levels of the Company’s AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if the credit performance deteriorates under the impact of the COVID-19 pandemic.

As of March 31, 2020, the Company has the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it is more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, no allowance for credit losses as of March 31, 2020, nor provision for credit losses for the three months ended March 31, 2020 were recorded. In comparison, no OTTI credit loss was recognized for the three months ended March 31, 2019.

As of March 31, 2020, the Company had 56 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of three CLOs, 32 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and four asset-backed securities. In comparison, as of December 31, 2019, the Company had 101 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of three CLOs, 57 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 14 U.S. government agency and U.S. government-sponsored enterprise debt securities.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of AFS debt securities for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$306,463	$151,339
Gross realized gains	$1,529	$1,561
Related tax expense	$452	$461

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of March 31, 2020:

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$588,392	$590,461
Due after one year through five years	314,312	319,938
Due after five years through ten years	240,566	252,057
Due after ten years	2,517,143	2,533,487
Total AFS debt securities	$3,660,413	$3,695,943

Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

As of March 31, 2020 and December 31, 2019, AFS debt securities with fair value of $742.4 million and $479.4 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Federal Reserve Bank of San Francisco (“FRB”) stock	$58,563	$58,330
FHLB stock	20,182	20,250
Total restricted equity securities	$78,745	$78,580

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates are not significant to earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investment in its China subsidiary, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of March 31, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	March 31, 2020				December 31, 2019
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$31,026		$—	$1,144	$31,026		$—	$3,198
Net investment hedges:
Foreign exchange contracts	155,255		73	31	86,167		—	1,586
Total derivatives designated as hedging instruments	$186,281		$73	$1,175	$117,193		$—	$4,784

Derivatives not designated as hedging instruments:
Interest rate contracts	$16,657,306		$605,122	$402,207	$15,489,692		$192,883	$124,119
Foreign exchange contracts	4,958,834		64,310	55,627	4,839,661		54,637	47,024
Credit contracts	210,357		8	218	210,678		2	84
Equity contracts	—	(1)	1,128	—	—	(1)	1,414	—
Commodity contracts	—	(2)	163,563	199,288	—	(2)	81,380	80,517
Total derivatives not designated as hedging instruments	$21,826,497		$834,131	$657,340	$20,540,031		$330,316	$251,744
Gross derivative assets/liabilities			$834,204	$658,515			$330,316	$256,528
Less: Master netting agreements			(158,674)	(158,674)			(121,561)	(121,561)
Less: Cash collateral received/paid			(20,100)	(84,427)			(3,758)	(38,238)
Net derivative assets/liabilities			$655,430	$415,414			$204,997	$96,729

(1)
The Company held equity contracts in two public companies and 18 private companies as of March 31, 2020. In comparison, the Company held equity contracts in three public companies and 18 private companies as of December 31, 2019.

(2)
The notional amount of the Company’s commodity contracts entered with its customers totaled 6,738 thousand barrels of crude oil and 61,296 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2020. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,811 thousand barrels of crude oil and 63,773 thousand MMBTUs natural gas as of December 31, 2019. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$2,045	$1,220
Recognized on certificates of deposit	$(1,362)	$(1,261)

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of March 31, 2020 and December 31, 2019:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Certificates of deposit	$(30,441)	$(29,080)	$243	$1,604

(1)	Represents the full carrying amount of the hedged certificates of deposit.

(2)	For liabilities, (increase) decrease to carrying value.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge a portion of its investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The Company may dedesignate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the foreign exchange forward contracts, were $112.9 million and $73 thousand asset, and $42.3 million and $31 thousand liability, respectively, as of March 31, 2020. In comparison, the notional and fair value amounts of the foreign exchange forward contracts, were $86.2 million and $1.6 million liability, respectively, as of December 31, 2019.

The following table presents the gains recorded on net investment hedges for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Gains recognized in AOCI	$1,004	$2,005

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $8.34 billion of interest rates contracts entered into with financial counterparties as of March 31, 2020, was a notional amount of $2.68 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative liability fair values of $213.9 million, as of March 31, 2020. In comparison, included in the total notional amount of $7.75 billion of interest rates contracts entered into with financial counterparties as of December 31, 2019, was a notional amount of $2.53 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.9 million and liability fair values of $75.1 million as of December 31, 2019.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$897,893	$—	$179	Purchased options	$897,893	$180	$—
Sold collars and corridors	518,307	10,125	2	Collars and corridors	518,307	2	10,215
Swaps	6,900,299	593,753	—	Swaps	6,924,607	1,062	391,811
Total	$8,316,499	$603,878	$181	Total	$8,340,807	$1,244	$402,026

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,003,558	$—	$66	Purchased options	$1,003,558	$67	$—
Sold collars and corridors	490,852	1,971	16	Collars and corridors	490,852	17	1,996
Swaps	6,247,667	187,294	6,237	Swaps	6,253,205	3,534	115,804
Total	$7,742,077	$189,265	$6,319	Total	$7,747,615	$3,618	$117,800

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange exposure by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of March 31, 2020 and December 31, 2019.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$3,658,965	$50,674	$38,564	Forwards and spot	$176,903	$4,049	$7,721
Swaps	9,007	4	95	Swaps	773,059	7,569	7,256
Written options	86,810	217	—	Purchased options	86,810	—	217
Collars	2,205	27	—	Collars	165,075	1,770	1,774
Total	$3,756,987	$50,922	$38,659	Total	$1,201,847	$13,388	$16,968

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$3,581,036	$45,911	$40,591	Forwards and spot	$207,492	$1,400	$507
Swaps	6,889	16	84	Swaps	702,391	6,156	4,712
Written options	87,036	127	—	Purchased options	87,036	—	127
Collars	2,244	—	14	Collars	165,537	1,027	989
Total	$3,677,205	$46,054	$40,689	Total	$1,162,456	$8,583	$6,335

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPA, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. The Company manages its credit risk on RPAs by monitoring the creditworthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both March 31, 2020 and December 31, 2019. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$199,643	$—	$218	$199,964	$—	$84
RPAs - protection purchased	10,714	8	—	10,714	2	—
Total RPAs	$210,357	$8	$218	$210,678	$2	$84

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of March 31, 2020 and December 31, 2019, the exposure from the RPAs with protections sold would be $688 thousand and $125 thousand, respectively. As of March 31, 2020 and December 31, 2019, the weighted-average remaining maturities of the outstanding RPAs were 1.9 years and 2.2 years, respectively.

Equity Contracts — As part of the Company’s loan origination process, from time to time, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in two public companies and 18 private companies as of March 31, 2020, and held warrants in three public companies and 18 private companies as of December 31, 2019. The total fair value of the warrants held in both public and private companies was $1.1 million and $1.4 million in assets as of March 31, 2020 and December 31, 2019, respectively.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions to manage the exposure with its customers. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. As of March 31, 2020, the notional quantities that cleared through CME totaled 1,582 thousand barrels crude oil and 5,290 thousand MMBTUs natural gas. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions in gross derivative asset fair value of $39.6 million and liability fair value of $203 thousand, respectively, as of March 31, 2020, for a net asset fair value of $2.4 million. In comparison, the notional quantities that cleared through CME totaled 1,752 thousand barrels crude oil and 6,075 thousand MMBTUs natural gas as of December 31, 2019. Applying variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $2.9 million and liability fair value of $1.5 million, respectively, as of December 31, 2019, for a net asset fair value of $986 thousand.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of March 31, 2020 and December 31, 2019:

($ and units in thousands)	March 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	24	Barrels	$—	$681	Purchased options	24	Barrels	$681	$—
Collars	2,522	Barrels	13	46,210	Collars	2,859	Barrels	49,546	3,732
Swaps	4,192	Barrels	789	87,097	Swaps	4,294	Barrels	54,366	2,408
Total	6,738		$802	$133,988	Total	7,177		$104,593	$6,140

Natural gas:					Natural gas:
Written options	420	MMBTUs	$—	$43	Purchased Options	410	MMBTUs	$22	$—
Collars	14,201	MMBTUs	541	1,364	Collars	14,291	MMBTUs	996	403
Swaps	46,675	MMBTUs	25,791	31,732	Swaps	46,500	MMBTUs	30,818	25,618
Total	61,296		$26,332	$33,139	Total	61,201		$31,836	$26,021
Total			$27,134	$167,127	Total			$136,429	$32,161

($ and units in thousands)	December 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	36	Barrels	$—	$30	Purchased options	36	Barrels	$29	$—
Collars	3,174	Barrels	2,673	538	Collars	3,630	Barrels	677	2,815
Swaps	4,601	Barrels	6,949	5,531	Swaps	4,721	Barrels	4,516	5,215
Total	7,811		$9,622	$6,099	Total	8,387		$5,222	$8,030

Natural gas:					Natural gas:
Written options	540	MMBTUs	$—	$22	Purchased options	530	MMBTUs	$21	$—
Collars	14,277	MMBTUs	186	522	Collars	14,517	MMBTUs	471	150
Swaps	48,956	MMBTUs	30,257	35,497	Swaps	48,779	MMBTUs	35,601	30,197
Total	63,773		$30,443	$36,041	Total	63,826		$36,093	$30,347
Total			$40,065	$42,140	Total			$41,315	$38,377

The following table presents the net (losses) gains recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2020 and 2019:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended March 31,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(7,011)	$(1,779)
Foreign exchange contracts	Foreign exchange income	2,861	6,326
Credit contracts	Interest rate contracts and other derivative income	(23)	83
Equity contracts	Lending fees	309	250
Commodity contracts	Interest rate contracts and other derivative income	24	4
Net (losses) gains		$(3,840)	$4,884

Credit Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that are in a net liability position totaled $139.1 million, in which $138.9 million in cash and securities collateral were posted to cover this position. As of December 31, 2019, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that are in a net liability position totaled $56.4 million, which includes $14.4 million in derivative assets and $70.8 million in derivative liabilities. We posted $56.4 million in cash and securities collateral to cover these positions as of December 31, 2019. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of March 31, 2020, and December 31, 2019.

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

($ in thousands)	As of March 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$834,204	$(158,674)	$(20,100)	$655,430	$(29,103)	$626,327
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$658,515	$(158,674)	$(84,427)	$415,414	$(232,940)	$182,474

($ in thousands)	As of December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$330,316	$(121,561)	$(3,758)	$204,997	$—	$204,997
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$256,528	$(121,561)	$(38,238)	$96,729	$(79,619)	$17,110

(1)
Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $831.9 million and $328.7 million, respectively, as of March 31, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $2.3 million and $1.6 million, respectively, as of March 31, 2020 and December 31, 2019.

(2)
Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $657.6 million and $256.5 million, respectively, as of March 31, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $931 thousand and $20 thousand, respectively, as of March 31, 2020 and December 31, 2019.

(3)
Gross cash collateral received under master netting arrangements or similar agreements were $20.1 million and $3.8 million, respectively, as of March 31, 2020 and December 31, 2019. Of the gross cash collateral received, $20.1 million and $3.8 million were used to offset against derivative assets, respectively, as of March 31, 2020 and December 31, 2019.

(4)
Gross cash collateral pledged under master netting arrangements or similar agreements were $89.8 million and $43.0 million, respectively, as of March 31, 2020 and December 31, 2019. Of the gross cash collateral pledged, $84.4 million and $38.2 million were used to offset against derivative liabilities, respectively, as of March 31, 2020 and December 31, 2019.

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

Note 7 — Loans Receivable and Allowance for Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective method through a cumulative-effect adjustment to retained earnings. Balance sheet information and results for reporting periods beginning with January 1, 2020 are presented under ASC 326, while prior period comparisons continue to be presented under legacy GAAP. ASU 2016-13 also introduces the concept of PCD financial assets, which replaces PCI assets. The Company’s held-for-investment loan portfolio comprises both originated and purchased loans. The Company adopted ASU 2016-13 using the prospective transition approach for PCD assets that were previously classified as PCI. Prior to January 1, 2020, originated loans and purchased loans with no evidence of credit deterioration at their acquisition date were referred to collectively as non-PCI loans; while PCI loans were loans acquired with evidence of credit deterioration since their acquisition date, and for which it was probable that the Company would be unable to collect all contractually required payments.

The following table presents the composition of the Company’s loans held-for-investment as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
	Amortized Cost (1)	Non-PCI Loans (1)	PCI Loans	Total (1)
Commercial:
C&I	$12,590,764	$12,149,121	$1,810	$12,150,931
CRE:
CRE	10,682,242	10,165,247	113,201	10,278,448
Multifamily residential	2,902,601	2,834,212	22,162	2,856,374
Construction and land	606,209	628,459	40	628,499
Total CRE	14,191,052	13,627,918	135,403	13,763,321
Total commercial	26,781,816	25,777,039	137,213	25,914,252
Consumer:
Residential mortgage:
Single-family residential	7,403,723	7,028,979	79,611	7,108,590
HELOCs	1,452,862	1,466,736	6,047	1,472,783
Total residential mortgage	8,856,585	8,495,715	85,658	8,581,373
Other consumer	254,992	282,914	—	282,914
Total consumer	9,111,577	8,778,629	85,658	8,864,287
Total loans held-for-investment	$35,893,393	$34,555,668	$222,871	$34,778,539
Allowance for loan losses	(557,003)	(358,287)	—	(358,287)
Loans held-for-investment, net	$35,336,390	$34,197,381	$222,871	$34,420,252

(1)	Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(50.3) million and $(43.2) million as of March 31, 2020 and December 31, 2019, respectively.

The commercial portfolio includes C&I, CRE, multifamily residential, and construction and land loans. The consumer portfolio includes single-family residential, HELOC and other consumer loans.

The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, Small Business Administration lending, structured finance, term loans and trade finance. The CRE loan portfolio consists of income producing real estate loans that are either owner occupied or non-owner occupied; non-owner occupied properties are defined as those for which 50% or more of the loan debt service is primarily provided by unaffiliated rental income from a third party. The multifamily residential loan portfolio largely consists of loans secured by residential properties with five or more units. Construction and land loans mainly provide construction financing for multifamily residential, hotels, offices, industrial and retail projects, and financing for the purchase of land.

The consumer portfolio includes single-family residential loans and HELOCs originated by the Company through a variety of mortgage loan programs. A substantial number of these loans are originated through a reduced documentation loan program, in which a large down payment is required, resulting in a low loan-to-value (“LTV”) ratio at origination, typically 60% or less. The Company is in a first lien position for virtually all reduced documentation single-family residential loans and for most of the HELOCs. These loans have historically experienced low delinquency and loss rates. Other consumer loans are mainly consumer insurance premium financing.

Loans held-for-investments’ accrued interest receivable was $117.6 million and $121.8 million as of March 31, 2020 and December 31, 2019, respectively. Approximately $366 thousand of interest income related to nonaccrual loans was reversed during the three months ended March 31, 2020 and there was no interest income recognized on nonaccrual loans for the three months ended March 31, 2020. For our accounting policy related to held-for-investment loans’ accrued interest receivable, see Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

As of March 31, 2020 and December 31, 2019, loans of $23.11 billion and $22.43 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring. For the commercial portfolio, loans are risk rated based on an analysis of the borrower’s current payment performance or delinquency, repayment sources, financial and liquidity factors, including industry and geographic considerations. For the majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings.

For the Company’s internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass”, with loans risk rated 1 being fully secured by cash or U.S. government securities. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating of “Special Mention”. Loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard”. Loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful”. Loans assigned a risk rating of 10 are uncollectable and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss”. The loans’ internal risk ratings are reviewed routinely and adjusted based on changes in the borrowers’ financial status and the loans’ collectability. These risk ratings were updated as of March 31, 2020.

The following table summarizes the Company’s loans held-for-investment as of March 31, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	March 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$884,043	$2,320,726	$830,428	$381,798	$94,032	$411,215	$6,945,982	$10,081	$11,878,305
Special mention	21,388	98,629	16,948	27,701	1,064	10,600	218,835	—	395,165
Substandard	4,324	65,448	27,200	40,985	13,431	2,196	147,012	—	300,596
Doubtful	—	15,654	—	—	1,044	—	—	—	16,698
Total C&I	909,755	2,500,457	874,576	450,484	109,571	424,011	7,311,829	10,081	12,590,764
CRE:
Pass	1,023,184	2,994,402	2,319,358	1,317,389	739,774	1,926,748	157,889	10,775	10,489,519
Special mention	3,636	66,004	15,438	19,896	674	10,518	—	—	116,166
Substandard	5,540	29,695	2,415	18,900	520	19,487	—	—	76,557
Total CRE	1,032,360	3,090,101	2,337,211	1,356,185	740,968	1,956,753	157,889	10,775	10,682,242
Multifamily residential:
Pass	293,032	1,091,261	489,564	408,783	212,174	372,554	5,386	—	2,872,754
Special mention	—	21,164	1,893	—	—	521	—	—	23,578
Substandard	—	—	285	—	—	5,984	—	—	6,269
Total multifamily residential	293,032	1,112,425	491,742	408,783	212,174	379,059	5,386	—	2,902,601
Construction and land:
Pass	67,143	316,396	159,847	15,630	21,048	1,183	—	—	581,247
Substandard	1,608	3,662	—	—	—	19,692	—	—	24,962
Total construction and land	68,751	320,058	159,847	15,630	21,048	20,875	—	—	606,209
Total CRE	1,394,143	4,522,584	2,988,800	1,780,598	974,190	2,356,687	163,275	10,775	14,191,052
Total commercial	2,303,898	7,023,041	3,863,376	2,231,082	1,083,761	2,780,698	7,475,104	20,856	26,781,816
Consumer:
Single-family residential:
Pass	612,040	2,043,504	1,775,928	1,218,685	624,427	1,099,351	—	—	7,373,935
Special mention	—	238	1,639	1,253	2,811	6,796	—	—	12,737
Substandard	—	839	1,733	3,180	1,158	10,141	—	—	17,051
Total single-family residential mortgage	612,040	2,044,581	1,779,300	1,223,118	628,396	1,116,288	—	—	7,403,723
HELOCs:
Pass	—	—	3,182	5,980	6,525	19,809	1,260,844	142,090	1,438,430
Special mention	—	—	700	—	165	1,945	571	605	3,986
Substandard	—	150	289	2,611	1,145	4,789	—	1,462	10,446
Total HELOCs	—	150	4,171	8,591	7,835	26,543	1,261,415	144,157	1,452,862
Total residential mortgage	612,040	2,044,731	1,783,471	1,231,709	636,231	1,142,831	1,261,415	144,157	8,856,585
Other consumer:
Pass	3,951	4,440	2,637	1,885	18	198,988	40,556	—	252,475
Special mention	11	—	—	—	—	—	—	—	11
Substandard	—	—	—	2,491	—	3	12	—	2,506
Total other consumer	3,962	4,440	2,637	4,376	18	198,991	40,568	—	254,992
Total consumer	616,002	2,049,171	1,786,108	1,236,085	636,249	1,341,822	1,301,983	144,157	9,111,577
Total	$2,919,900	$9,072,212	$5,649,484	$3,467,167	$1,720,010	$4,122,520	$8,777,087	$165,013	$35,893,393

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three months ended March 31, 2020, $31.3 million of HELOCs converted to term loans and there were no conversions for C&I or CRE loans.

The following tables present the credit risk ratings for non-PCI and PCI loans by portfolio segments as of December 31, 2019:

($ in thousands)	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total Non-PCI Loans
Commercial:
C&I	$11,423,094	$406,543	$302,509	$16,975	$12,149,121
CRE:
CRE	10,003,749	83,683	77,815	—	10,165,247
Multifamily residential	2,806,475	20,406	7,331	—	2,834,212
Construction and land	603,447	—	25,012	—	628,459
Total CRE	13,413,671	104,089	110,158	—	13,627,918
Total commercial	24,836,765	510,632	412,667	16,975	25,777,039
Consumer:
Residential mortgage:
Single-family residential	7,012,522	2,278	14,179	—	7,028,979
HELOCs	1,453,207	2,787	10,742	—	1,466,736
Total residential mortgage	8,465,729	5,065	24,921	—	8,495,715
Other consumer	280,392	5	2,517	—	282,914
Total consumer	8,746,121	5,070	27,438	—	8,778,629
Total	$33,582,886	$515,702	$440,105	$16,975	$34,555,668

($ in thousands)	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total PCI Loans
Commercial:
C&I	$1,810	$—	$—	$—	$1,810
CRE:
CRE	102,257	—	10,944	—	113,201
Multifamily residential	22,162	—	—	—	22,162
Construction and land	40	—	—	—	40
Total CRE	124,459	—	10,944	—	135,403
Total commercial	126,269	—	10,944	—	137,213
Consumer:
Residential mortgage:
Single-family residential	79,517	—	94	—	79,611
HELOCs	5,849	—	198	—	6,047
Total residential mortgage	85,366	—	292	—	85,658
Total consumer	85,366	—	292	—	85,658
Total (1)	$211,635	$—	$11,236	$—	$222,871

(1)	Loans net of ASC 310-10 discount.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following table presents the aging analysis of total loans held-for-investment as of March 31, 2020:

($ in thousands)	March 31, 2020
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Loans
Commercial:
C&I	$15,168	$3,217	$18,385	$59,110	$29,969	$89,079	$12,483,300	$12,590,764
CRE:
CRE	6,050	936	6,986	474	5,824	6,298	10,668,958	10,682,242
Multifamily residential	510	366	876	518	285	803	2,900,922	2,902,601
Construction and land	—	—	—	—	—	—	606,209	606,209
Total CRE	6,560	1,302	7,862	992	6,109	7,101	14,176,089	14,191,052
Total commercial	21,728	4,519	26,247	60,102	36,078	96,180	26,659,389	26,781,816
Consumer:
Residential mortgage:
Single-family residential	45,926	12,737	58,663	1,312	16,224	17,536	7,327,524	7,403,723
HELOCs	10,654	3,980	14,634	444	10,002	10,446	1,427,782	1,452,862
Total residential mortgage	56,580	16,717	73,297	1,756	26,226	27,982	8,755,306	8,856,585
Other consumer	34	29	63	—	2,506	2,506	252,423	254,992
Total consumer	56,614	16,746	73,360	1,756	28,732	30,488	9,007,729	9,111,577
Total	$78,342	$21,265	$99,607	$61,858	$64,810	$126,668	$35,667,118	$35,893,393

The following table presents amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of March 31, 2020:

($ in thousands)	March 31, 2020
Commercial:
C&I	$64,431
CRE:
CRE	5,253
Total CRE	5,253
Total commercial	69,684
Consumer:
Residential mortgage:
Single-family residential	8,718
HELOCs	6,511
Total residential mortgage	15,229
Other consumer	2,491
Total consumer	17,720
Total nonaccrual loans with no related allowance for loan losses	$87,404

The following table presents the aging analysis of non-PCI loans as of December 31, 2019:

($ in thousands)	December 31, 2019
	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Current Accruing Loans	Total Non-PCI Loans
Commercial:
C&I	$31,121	$17,034	$48,155	$31,084	$43,751	$74,835	$12,026,131	$12,149,121
CRE:
CRE	22,830	1,977	24,807	540	15,901	16,441	10,123,999	10,165,247
Multifamily residential	198	531	729	534	285	819	2,832,664	2,834,212
Construction and land	—	—	—	—	—	—	628,459	628,459
Total CRE	23,028	2,508	25,536	1,074	16,186	17,260	13,585,122	13,627,918
Total commercial	54,149	19,542	73,691	32,158	59,937	92,095	25,611,253	25,777,039
Consumer:
Residential mortgage:
Single-family residential	15,443	5,074	20,517	1,964	12,901	14,865	6,993,597	7,028,979
HELOCs	4,273	2,791	7,064	1,448	9,294	10,742	1,448,930	1,466,736
Total residential mortgage	19,716	7,865	27,581	3,412	22,195	25,607	8,442,527	8,495,715
Other consumer	6	5	11	—	2,517	2,517	280,386	282,914
Total consumer	19,722	7,870	27,592	3,412	24,712	28,124	8,722,913	8,778,629
Total	$73,871	$27,412	$101,283	$35,570	$84,649	$120,219	$34,334,166	$34,555,668

PCI loans are excluded from the above aging analysis table as of December 31, 2019, as the Company elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. As of December 31, 2019, PCI loans on nonaccrual status totaled $297 thousand.

Foreclosed Assets

The Company had $24.3 million in foreclosed assets as of March 31, 2020 compared to $1.3 million as of December 31, 2019. The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with the Consumer Finance Protection Bureau guidelines. The carrying value of consumer real estate loans for which formal foreclosure proceedings were in process was $8.1 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively. The foreclosure proceedings for these consumer real estate loans were initiated prior to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress in March 2020. In connection with our actions to support our customers during the COVID-19 pandemic, we have suspended certain mortgage foreclosure activities.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company has elected to not apply TDR classification to any COVID-19 related loan modifications. On April 7, 2020, the federal banking regulators issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” (the Interagency Statement). The Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of the COVID-19 pandemic on the financial condition of a borrower in connection with a short-term (e.g., six months) COVID-19 related loan modification provided that the borrower is current at the date the modification program is implemented. For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following table presents the additions to TDRs for the three months ended March 31, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended March 31,
	2020				2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	3	$16,604	$15,735	$98	3	$29,152	$29,176	$60
Total	3	$16,604	$15,735	$98	3	$29,152	$29,176	$60

(1)	Includes subsequent payments after modification and reflects the balance as of March 31, 2020 and 2019.

(2)	The financial impact includes charge-offs and specific reserves recorded since the modification date.

The following table presents the TDR post-modification outstanding balances for the three months ended March 31, 2020 and 2019 by modification type:

($ in thousands)	Modification Type During the Three Months Ended March 31,
	2020			2019
	Principal (1)	Principal and Interest (2)	Total	Principal (1)	Principal and Interest (2)	Total
Commercial:
C&I	$4,564	$11,171	$15,735	$29,176	$—	$29,176
Total	$4,564	$11,171	$15,735	$29,176	$—	$29,176

(1)	Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

(2)	Includes principal and interest deferments or reductions.

Subsequent to restructuring, if a TDR that becomes delinquent, generally beyond 90 days past due, it is considered to be in default. TDRs are individually evaluated for impairment. Subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. During the three months ended March 31, 2020, there were no TDRs that experienced payment defaults after modifications within the previous 12 months. The following table presents information on loans for which a subsequent payment default occurred during the three months ended March 31, 2019, which had been modified as TDR within the previous 12 months of its default, and were still in default as of March 31, 2019:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31, 2019
	Number of Loans	Recorded Investment
Commercial:
C&I	3	$4,618
Total	3	$4,618

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $2.3 million and $2.2 million as of March 31, 2020 and December 31, 2019, respectively.

    Impaired Loans

The following table presents information about non-PCI impaired loans as of December 31, 2019:

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

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three months ended March 31, 2019:

($ in thousands)	Three Months Ended March 31, 2019
	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$93,391	$735
CRE:
CRE	30,827	114
Multifamily residential	5,721	61
Total CRE	36,548	175
Total commercial	129,939	910
Consumer:
Residential mortgage:
Single-family residential	15,898	128
HELOCs	10,811	18
Total residential mortgage	26,709	146
Other consumer	2,504	—
Total consumer	29,213	146
Total non-PCI impaired loans	$159,152	$1,056

(1)	Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded credit commitments. The Company’s Allowance for Credit Losses Committee reviews and approves the allowance for credit losses on a quarterly basis.

Allowance for Collectively Evaluated Loans

For loans collectively assessed, the Company’s methodology to determine the appropriate allowance for loan losses is based on quantitative credit models, supplemented by qualitative adjustments. The Company utilize a lifetime loss rate model for the C&I portfolio; probability of default (“PD”) and loss given default (“LGD”) models for all commercial and consumer real estate loan portfolios, and a loss rate approach for other consumer loans.

Factors incorporated into the qualitative adjustments are designed to capture economic, portfolio, operational and segmentation risks not captured by the quantitative credit models. These factors include, but are not limited to, current and forecast economic or market conditions; risks stemming from borrowers’ exposure to or dependence on the U.S. consumer market; industry specific risks inherent in the Company’s loan portfolio, such as oil price fluctuations or falling oil consumption; profiles of various loan segments; portfolio concentrations by loan type, industry, and geography; loan growth trends; internal credit risk ratings; historical loss experience; current delinquency and problem loan trends, and collateral values. The evaluation is inherently subjective, as it requires numerous estimates and judgments that are susceptible to revision as more information becomes available. To the extent actual results differ from estimates or management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

For the three months ended March 31, 2020, there were no changes to the reasonable and supportable forecast period, and reversion to historical loss experience method. The forecasts of macroeconomic variables were updated to include the impact of the COVID-19 pandemic, oil price declines and other assumptions. The Company uses a third-party economic forecast to estimate the expected credit losses in its quantitative credit models. The forecast uses three economic scenarios including a base forecast representing management's view of the most likely outcome and equally-probable downside and upside scenarios reflecting possible worsening and improving economic conditions, respectively. The economic outlook deteriorated towards the end of the quarter ended March 31, 2020, reflecting the effects of the ongoing COVID-19 pandemic. To reflect the sudden sharp recession caused by the COVID-19 global pandemic, U.S. monetary and fiscal responses to the outbreak, oil price declines and other assumptions, the forecast utilized to estimate expected credit losses was updated in late March 2020. Unemployment rate, which is a key macroeconomic variable for the quantitative models, is projected to significantly spike in the second quarter of 2020 and begin a slower recovery but remain at an elevated level during the second half of 2020. The allowance for credit losses at March 31, 2020 also included qualitative adjustments for certain industry sectors, such as the oil and gas loan portfolio that the Company views as higher risk, where quantitative models may not have captured the additional exposure related to such industry sectors.

Allowance for Loan Losses for the Commercial Loan Portfolio — The Company’s C&I lifetime loss rate model estimates credit losses by estimating a loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. This model incorporates portfolio prepayment rate and utilization rates assumptions; loan-specific risk characteristics such as internal credit risk rating, industry segment, time-to-maturity, size and credit spread at origination, and the economic and market conditions. Each of these components, along with economic forecast information through the reasonable and supportable period, are embedded in the forecasted lifetime loss rate. The lifetime loss rate model’s reasonable and supportable period spans eight quarters, thereafter immediately reverting to the historical average loss rate, expressed implicitly through the loan-level lifetime loss rate.

The Company’s CRE PD/LGD models estimate the probability that a loan will default and, in the event of default, estimate the expected credit losses upon default. The product of the PD and LGD determines the Company’s current expected credit losses. In addition to the Company’s macroeconomic outlook, these models also incorporate prepayment estimates, historical loss rates, loan duration and amortization terms, interest rates, property type, and the geographic locations of the properties collateralizing the loans. The PD/LGD model assumptions and variable inputs span the entire contractual life of the loans, adjusted for expected prepayments. After a reasonable and supportable period, the forecast of future economic conditions reverts to long-run historical economic trends. The loan-specific variables apply over the lifetime of a loan.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

The Company’s macroeconomic outlook is a key driver in the commercial loan portfolio. The Company uses numerous key macroeconomic variables within its forecasts, including unemployment, real GDP and U.S. Treasury rates. The macroeconomic outlook also considers national and regional personal income, sales, employment and financial indicators that impact discrete commercial loan industry segments. The Company utilizes a probability-weighted three-scenario forecast approach to estimate the allowance for credit losses.

To the extent that information relevant to the collectability of a loan is available and not already captured by the quantitative models, the Company utilizes qualitative factors to adjust the estimate. These factors include, but are not limited to, operational risks resulting from the quality of the Company’s internal loan ratings; portfolio risks such as higher than normal growth trends, delinquencies and levels of classified loans; industry-specific risks inherent in the Company’s portfolio, and other risks borne out of geopolitical, environmental, or natural disaster events specific to the Company’s portfolio, which are not otherwise captured by the quantitative models.

Allowance for Loan Losses for the Consumer Loan Portfolio — For single-family residential and HELOC loans, PG/LGD model assumptions and variable inputs span the entire contractual life of the loans, adjusted for expected prepayments. After a reasonable and supportable period, the forecast of future economic conditions reverts to long- run historical economic trends. The loan-specific variables apply over the lifetime of a loan. In addition to the consideration of the Company’s macroeconomic outlook, the PD/LGD model also incorporates prepayment estimates, historical loss rates, and loan-specific risk characteristics such as the borrower’s FICO score, loan term, interest rates, property purpose and value, and the geographic locations of the properties collateralizing the loans.

For other consumer loans, the Company uses a loss rate approach. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

The Company’s macroeconomic outlook is a key driver in the residential mortgage portfolio. The Company uses several macroeconomic variables, including unemployment rate and home price index, for its residential mortgage portfolio at the national, state and Metropolitan Statistical Area level. The macroeconomic outlook takes into account national and regional personal income, employment and financial indicators impacting the residential loans industry. For other consumer loans, the Company qualitatively adjusts the expected credit loss using real GDP, unemployment, U.S. Treasury Spread and the S&P 500 index. The Company utilizes a probability-weighted three-scenario forecast approach to estimate the allowance for credit losses.

Individually Assessed Loans — When a loan no longer shares similar risk characteristics with other loans, such as in the case for certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the present value of expected future cash flows; (2) the fair value of collateral less costs to sell; (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined to not be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Collateral-Dependent Loans — When a loan is collateral dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2020, collateral dependent commercial and consumer loans totaled $34.6 million and $17.8 million, respectively. The Company's commercial collateral-dependent loans were secured by real estate or business properties. The Company's consumer collateral dependent loans were all residential mortgage loans, secured by the underlying real estate. As of March 31, 2020, the collateral value of the properties securing each of these collateral dependent loans, net of selling costs, exceeded the amortized cost of the individual loans, except for one C&I loan, against which there was a recorded allowance of $416 thousand. For the three months ended March 31, 2020, there was no significant deterioration or changes in the collaterals securing these loans.

The following table presents a summary of activities in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

($ in thousands)	March 31, 2020
	Commercial				Consumer			Total
	C&I	CRE			Residential Mortgage		Other Consumer
		CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, December 31, 2019	$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption	74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020	312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of ) credit losses	60,618	11,435	1,281	1,482	1,700	412	(2,272)	74,656
Gross charge-offs	(11,977)	(954)	—	—	—	—	(26)	(12,957)
Gross recoveries	1,575	9,660	535	21	265	2	1	12,059
Total net charge-offs	(10,402)	8,706	535	21	265	2	(25)	(898)
Foreign currency translation adjustments	(200)	—	—	—	—	—	—	(200)
Allowance for loan losses, March 31, 2020	$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003

The following table presents a summary of activities in the allowance for unfunded credit commitments for the three months ended March 31, 2020:

($ in thousands)	Three Months Ended March 31, 2020
Unfunded credit facilities
Allowance for unfunded credit commitments, December 31, 2019	$11,158
Impact of ASU 2016-13 adoption	10,457
Allowance for unfunded credit commitments, January 1, 2020	21,615
Reversal of credit losses	(786)
Allowance for unfunded credit commitments, March 31, 2020	$20,829
Total provision for credit losses	$73,870

The following table presents a summary of activities in the allowance for loan losses by portfolio segments and the allowance for unfunded credit commitments for the three months ended March 31, 2019:

($ in thousands)		Three Months Ended March 31, 2019
Allowance for non-PCI loans, beginning of period		$311,300
Provision for loan losses on non-PCI loans	(a)	20,648
Gross charge-offs:
Commercial:
C&I		(17,244)
Consumer:
Other consumer		(14)
Total gross charge-offs		(17,258)
Gross recoveries:
Commercial:
C&I		2,251
CRE:
CRE		222
Multifamily residential		281
Construction and land		63
Total CRE		566
Consumer:
Residential mortgage:
Single-family residential		2
HELOCs		2
Total residential mortgage		4
Total gross recoveries		2,821
Net charge-offs		(14,437)
Foreign currency translation adjustments		369
Allowance for non-PCI loans, end of period		317,880
PCI Loans
Allowance for PCI loans, beginning of period		22
Reversal of loan losses on PCI loans	(b)	(8)
Allowance for PCI loans, end of period		14
Allowance for loan losses		$317,894
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$12,566
Provision for unfunded credit commitments	(c)	1,939
Allowance for unfunded credit commitments, ending of period		$14,505
Total provision for credit losses	(a)+(b)+(c)	$22,579

As of March 31, 2020, the allowance for loan losses amounted to $557.0 million or 1.55% of loans held-for-investment, compared with $358.3 million or 1.03% of loans held-for-investment as of December 31, 2019, and $317.9 million or 0.97% of loans held-for-investment as of March 31, 2019. The quarter-over-quarter and year-over-year increase in allowance for loan losses was largely due to the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million; deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, which drove a $73.9 million provision for credit losses for the three months ended March 31, 2020 and loan growth. First quarter 2020 gross charge-offs of $13.0 million were primarily from C&I loans, and were almost entirely offset by recoveries, primarily from CRE loans, resulting in net charge-offs of $898 thousand or annualized 0.01% of average loans held-for-investment. The C&I gross charge-offs for the three months ended March 31, 2020 totaled $12.0 million and were primarily from the oil and gas loan portfolio.

The allowance for unfunded credit commitments is maintained at a level, that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

The following table presents the Company’s allowance for loan losses and recorded investments by loan type and impairment methodology as of December 31, 2019:

($ in thousands)	December 31, 2019
	Commercial				Consumer			Total
	C&I	CRE			Residential Mortgage		Other Consumer
		CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses
Individually evaluated for impairment	$2,881	$97	$55	$—	$35	$8	$2,517	$5,593
Collectively evaluated for impairment	235,495	40,412	22,771	19,404	28,492	5,257	863	352,694
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Recorded investment in loans
Individually evaluated for impairment	$114,042	$21,618	$4,464	$19,691	$22,211	$13,574	$2,517	$198,117
Collectively evaluated for impairment	12,035,079	10,143,629	2,829,748	608,768	7,006,768	1,453,162	280,397	34,357,551
Acquired with deteriorated credit quality (1)	1,810	113,201	22,162	40	79,611	6,047	—	222,871
Total (1)	$12,150,931	$10,278,448	$2,856,374	$628,499	$7,108,590	$1,472,783	$282,914	$34,778,539

(1)	Loans net of ASC 310-10 discount.

Purchased Credit-Deteriorated Loans

On January 1, 2020, the amortized cost basis of the PCD loans was adjusted to reflect the $1.2 million of allowance for loan losses. For the three months ended March 31, 2020, the Company did not acquire any PCD loans. For information on PCD loans, see Note 2 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the changes in accretable yield on PCI loans for the three months ended March 31, 2019:

($ in thousands)	Three Months Ended March 31, 2019
Accretable yield for PCI loans, beginning of period	$74,870
Accretion	(6,201)
Changes in expected cash flows	192
Accretable yield for PCI loans, end of period	$68,861

Loans Held-for-Sale

As of March 31, 2020 and December 31, 2019, loans held-for-sale of $1.6 million and $434 thousand, respectively, consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loans transferred from held-for-investment to held-for-sale at lower of cost or fair value during the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31, 2020
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$102,973	$7,250	$—	$—	$110,223
Sales (2)(3)(4)	$102,973	$7,250	$—	$4,642	$114,865
Purchases (5)	$130,583	$—	$1,513	$1,084	$133,180

($ in thousands)	Three Months Ended March 31, 2019
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$75,573	$16,655	$—	$—	$92,228
Sales (2)(3)(4)	$75,646	$16,655	$—	$2,442	$94,743
Purchases (5)	$107,194	$—	$4,218	$36,402	$147,814

(1)
The Company recorded no write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2020 and $73 thousand for the same period in 2019.

(2)
Includes originated loans sold of $114.9 million and $76.5 million for the three months ended March 31, 2020 and 2019, respectively. Originated loans sold during each of the three months ended March 31, 2020 and 2019 were primarily C&I loans.

(3)	Includes none and $18.2 million of purchased loans sold in the secondary market for the three months ended March 31, 2020 and 2019, respectively.

(4)	Net gains on sales of loans were $950 thousand and $915 thousand for the three months ended March 31, 2020 and 2019, respectively.

(5)	C&I loan purchases for each of the three months ended March 31, 2020 and 2019 were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low-or moderate-income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Investments in qualified affordable housing partnerships, net	$198,653	$207,037
Accrued expenses and other liabilities — Unfunded commitments	$77,487	$80,294

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Tax credits and other tax benefits recognized	$11,031	$11,826
Amortization expense included in income tax expense	$8,384	$8,897

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Investments in tax credit and other investments, net	$268,330	$254,140
Accrued expenses and other liabilities — Unfunded commitments	$121,604	$113,515

Amortization of tax credit and other investments was $17.3 million and $24.9 million for the three months ended March 31, 2020 and 2019, respectively.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $30.3 million and $31.7 million, as of March 31, 2020 and December 31, 2019, respectively. These equity securities are CRA investments and were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $38 thousand and $392 thousand during the three months ended March 31, 2020 and 2019, respectively.

The Company has equity securities without readily determinable fair values at carrying value totaling $19.1 million as of both March 31, 2020 and December 31, 2019, which are measured under the measurement alternative and the related adjustments from observable price changes. For the three months ended March 31, 2020 and 2019, there were no adjustments to these securities.

For the three months ended March 31, 2020, the Company recorded an impairment recovery of $150 thousand related to one historic tax credit and recorded no OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. In comparison, the Company recorded an OTTI charge of $7.0 million related to DC Solar and no impairment recovery for the three months ended March 31, 2019.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of the multifamily residential loans it has securitized in 2016. The Company does not consolidate the multifamily securitization entity because it does not have power and does not have a variable interest that could potentially be significant to the VIE. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company serves as the collateral manager of a CLO that closed in the fourth quarter of 2019 and retained substantially all of the investment grade rated securities issued by the CLO. In accordance with GAAP, the Company does not consolidate the CLO as it does not hold interests that could potentially be significant to the CLO. The Company’s maximum exposure to loss from the CLO is equal to the carrying amount of the retained securities of $259.9 million and $284.7 million as of March 31, 2020 and December 31, 2019, respectively.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both March 31, 2020 and December 31, 2019. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level, equivalent to the same level as the Company’s business segments. This assessment is performed on an annual basis as of December 31 each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 15 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

There was no change in the carrying amount of goodwill during the three months ended March 31, 2020. The following table presents changes in the carrying amount of goodwill by reporting unit during the three months ended March 31, 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of Enstream Capital Markets, LLC	—	150	150
Ending balance, March 31, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2019, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit. The COVID-19 outbreak and public health response to contain it have resulted in economic and market deteriorations. Given this economic and market deterioration, as of March 31, 2020, we further evaluated our goodwill to assess if the fair value of all reporting units exceed the carrying amount of the respective reporting units. The Company performed its goodwill impairment test as of March 31, 2020 and concluded that there was no goodwill impairment for the three months ended March 31, 2020. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs on the core deposit intangibles for each of the three months ended March 31, 2020 and 2019.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(77,041)	(76,088)
Net carrying balance (1)	$9,058	$10,011

(1)	Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $953 thousand and $1.2 million for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of March 31, 2020:

($ in thousands)	Amount
Remainder of 2020	$2,681
2021	2,749
2022	1,865
2023	1,199
2024	553
Thereafter	11
Total	$9,058

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial and SBLCs.

The following table presents the Company’s credit-related commitments as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
Loan commitments	$4,914,602	$5,330,211
Commercial letters of credit and SBLCs	$1,863,072	$1,860,414

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of March 31, 2020, total letters of credit of $1.86 billion consisted of SBLCs of $1.81 billion and commercial letters of credit of $56.0 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $20.8 million as of March 31, 2020 and $11.1 million as of December 31, 2019.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of March 31, 2020 and December 31, 2019:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Single-family residential loans sold or securitized with recourse	$11,857	$12,578	$11,857	$12,578
Multifamily residential loans sold or securitized with recourse	15,885	15,892	34,771	40,708
Total	$27,742	$28,470	$46,628	$53,286

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $65 thousand and $76 thousand as of March 31, 2020 and December 31, 2019, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2020 and December 31, 2019, these commitments were $199.1 million and $193.8 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,544	$3,799	$6	$9,349
Card income	898	200	—	1,098
Wealth management fees	5,017	340	—	5,357
Total revenue from contracts with customers	$11,459	$4,339	$6	$15,804
Other sources of noninterest income (1)	4,943	28,117	5,185	38,245
Total noninterest income	$16,402	$32,456	$5,191	$54,049

($ in thousands)	Three Months Ended March 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,233	$3,274	$16	$8,523
Card income	760	185	—	945
Wealth management fees	3,706	106	—	3,812
Total revenue from contracts with customers	$9,699	$3,565	$16	$13,280
Other sources of noninterest income (1)	4,073	20,979	3,799	28,851
Total noninterest income	$13,772	$24,544	$3,815	$42,131

(1)	Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract assets or contract liabilities as of both March 31, 2020 and December 31, 2019.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Deposit Account Fees — Deposit Service Charges and Related Fee Income

The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as automated teller machine usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transactional fees, generally recognized by the Company at the point when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated.

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

Wealth Management Fees

The Company provides investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer the Company engages.

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

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both March 31, 2020 and December 31, 2019.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Stock compensation costs	$7,209	$7,444
Related net tax (deficiencies) benefits for stock compensation plans	$(1,566)	$4,707

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs cliff vest after three years of continued employment from the date of the grant and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs will be settled in cash. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period the RSUs are outstanding. The dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “performance-based RSUs.” Substantially all RSUs are subject to forfeiture until vested unless otherwise specified in the employment terms.

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the three months ended March 31, 2020. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2020	1,139,868	$57.78	386,483	$60.13
Granted	606,327	41.76	165,084	39.79
Vested	(250,160)	54.47	(131,597)	56.59
Forfeited	(22,182)	52.82	—	—
Outstanding, March 31, 2020	1,473,853	$51.83	419,970	$53.24

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the three months ended March 31, 2020:

Shares
Outstanding, January 1, 2020	11,638
Granted	5,639
Vested	(600)
Forfeited	—
Outstanding, March 31, 2020	16,677

As of March 31, 2020, there were $35.3 million and $19.7 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.18 years and 2.23 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2020 and 2019. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Basic:
Net income	$144,824	$164,024
Basic weighted-average number of shares outstanding	144,814	145,256
Basic EPS	$1.00	$1.13
Diluted:
Net income	$144,824	$164,024
Basic weighted-average number of shares outstanding (1)	144,814	145,256
Diluted potential common shares (2)	471	665
Diluted weighted-average number of shares outstanding (1)(2)	145,285	145,921
Diluted EPS	$1.00	$1.12

(1)
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

(2)	Includes dilutive shares from RSUs for the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020 and 2019, 328 thousand and 263 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. During the three months ended March 31, 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the three months ended March 31, 2019.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2020 and 2019:

($ in thousands)	Available- for-Sale Debt Securities	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2019	$(45,821)	$(12,353)	$(58,174)
Net unrealized gains arising during the period	23,111	3,180	26,291
Amounts reclassified from AOCI	(1,100)	—	(1,100)
Changes, net of tax	22,011	3,180	25,191
Balance, March 31, 2019	$(23,810)	$(9,173)	$(32,983)
Balance, January 1, 2020	$(2,419)	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	28,530	(2,164)	26,366
Amounts reclassified from AOCI	(1,077)	—	(1,077)
Changes, net of tax	27,453	(2,164)	25,289
Balance, March 31, 2020	$25,034	$(18,153)	$6,881

(1)
Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020			2019
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$40,493	$(11,963)	$28,530	$30,938	$(7,827)	$23,111
Net realized gains reclassified into net income (1)	(1,529)	452	(1,077)	(1,561)	461	(1,100)
Net change	38,964	(11,511)	27,453	29,377	(7,366)	22,011
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(1,766)	(398)	(2,164)	3,180	—	3,180
Net change	(1,766)	(398)	(2,164)	3,180	—	3,180
Other comprehensive income (loss)	$37,198	$(11,909)	$25,289	$32,557	$(7,366)	$25,191

(1)	For the three months ended March 31, 2020 and 2019, pre-tax amounts were reported in Net gains on sales of AFS debt securities on the Consolidated Statement of Income.

Note 15 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served, and the related products and services provided. The segments reflect how financial information is currently evaluated by management. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain balance sheet and income statement items. The information presented is not indicative of how the segments would perform if they operated as independent entities due to the interrelationships among the segments.

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

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction and land loans, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are allocated to the segment directly associated with the loans charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate expenses and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

The corporate treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. The Company’s internal FTP process is also managed by the corporate treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristic of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed.

The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate for the FTP credits paid for deposits in consideration of the flattened and inverted yield curve. This methodology has been retrospectively applied to segment financial results for the three months ended March 31, 2019.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2020 and 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three months ended March 31, 2020
Net interest income before provision for credit losses	$152,591	$183,501	$26,615	$362,707
Provision for credit losses	7,788	66,082	—	73,870
Noninterest income	16,402	32,456	5,191	54,049
Noninterest expense	86,964	70,126	21,786	178,876
Segment income before income taxes	74,241	79,749	10,020	164,010
Segment net income	$53,195	$57,131	$34,498	$144,824
As of March 31, 2020
Segment assets	$11,894,691	$26,412,726	$7,641,128	$45,948,545

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three months ended March 31, 2019
Net interest income before provision for credit losses	$185,059	$152,708	$24,694	$362,461
Provision for credit losses	3,013	19,566	—	22,579
Noninterest income	13,772	24,544	3,815	42,131
Noninterest expense	87,906	70,544	28,472	186,922
Segment income before income taxes	107,912	87,142	37	195,091
Segment net income	$77,146	$62,334	$24,544	$164,024
As of March 31, 2019
Segment assets	$10,902,961	$23,964,592	$7,223,880	$42,091,433

Note 16 — Subsequent Events

On April 16, 2020, the Company’s Board of Directors declared second quarter 2020 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on May 15, 2020 to stockholders of record as of May 4, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”, “EWBC” or “we”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 27, 2020 (the “Company’s 2019 Form 10-K”).

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 125 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of March 31, 2020, the Company had $45.95 billion in assets and approximately 3,300 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2019 Form 10-K.

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

Impact of COVID-19

In December 2019, COVID-19 was reported in China, and rapidly spread to other countries, including the U.S. In March 2020, the World Health Organization (“WHO”) characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. On January 31, 2020, the U.S. declared a national public health emergency, and the President announced a National Emergency on March 13, 2020. Many states and municipalities have declared emergencies as well. The COVID-19 outbreak and public health response to contain it have resulted in economic and financial market deterioration as of March 31, 2020, which did not exist at the beginning of the quarter. The recession resulting from government-mandated closures of certain businesses, and “stay-at-home” orders has significantly impacted business investment and consumer spending, and heightened volatility in the global financial markets. These conditions caused by the COVID-19 pandemic have created financial difficulties for many of the Company’s customers and as a result, some borrowers may not be able to satisfy their obligations. Because many of the Company’s loans are secured by real estate, a potential decline in real estate markets could negatively impact the Company’s business, financial condition and the credit quality of the Company’s loan portfolio, potentially increasing the level of loan charge-offs and the provision for credit losses. In the first quarter of 2020, the impact of COVID-19 pandemic was not yet evident in the Company’s balance sheet growth trends or in most of our asset quality metrics. However, the broad-based response to combat COVID-19 pandemic and resulting economic impact had a material impact on the Company’s first quarter 2020 provision for credit losses.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. As part of the CARES Act passed by Congress, various initiatives to protect individuals, businesses and local economies, such as the SBA Paycheck Protection Program (“PPP”) were established. The Company participates in the SBA PPP, and intends to participate in additional new government-sponsored programs, as they are enacted. Through May 6, 2020, we funded over $1.84 billion of SBA-approved PPP loans to over 6,700 customers. In addition, to provide relief to customers during these turbulent times, we are providing payment accommodations for certain small-to medium-sized business, nonprofit organization and consumer customers impacted by COVID-19, and pausing action on collections and foreclosures on certain residential mortgage loans. Although we are uncertain of the full magnitude and duration of the business and economic impact from the unprecedented public health efforts to contain and combat the spread of COVID-19, we could experience material declines in revenues, profitability and/or cash flows in one or more periods in 2020, compared to the corresponding prior-year periods and compared to our expectations at the beginning of the 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors.

Accounting Standards Update 2016-13 Adoption

On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses, often referred to as the current expected credit loss ("CECL") model, which establishes a single allowance framework for all financial assets carried at amortized cost, and for certain off-balance sheet exposures. Replacing the prior incurred loss model, this framework requires that management estimate credit losses over the full remaining expected life of a loan, and consider expected future changes in macroeconomic conditions. The adoption of CECL increased the allowance for loan losses by $125.2 million, and the allowance for unfunded credit commitments by $10.5 million. As a result, the Company recorded an after-tax decrease to retained earnings of $98.0 million on January 1, 2020.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended
	March 31, 2020	December 31, 2019	March 31, 2019
Summary of operations:
Interest and dividend income	$449,190	$467,233	$463,311
Interest expense	86,483	99,014	100,850
Net interest income before provision for credit losses	362,707	368,219	362,461
Provision for credit losses	73,870	18,577	22,579
Net interest income after provision for credit losses	288,837	349,642	339,882
Noninterest income	54,049	63,013	42,131
Noninterest expense	178,876	193,373	186,922
Income before income taxes	164,010	219,282	195,091
Income tax expense	19,186	31,067	31,067
Net income	$144,824	$188,215	$164,024
Per common share:
Basic earnings	$1.00	$1.29	$1.13
Diluted earnings	$1.00	$1.29	$1.12
Dividends declared	$0.28	$0.28	$0.23
Book value	$34.67	$34.46	$31.56
Non-U.S. generally accepted accounting principles (“GAAP”) tangible common equity per share (1)	$31.27	$31.15	$28.21
Weighted-average number of shares outstanding:
Basic	144,814	145,624	145,256
Diluted	145,285	146,318	145,921
Common shares outstanding at period-end	141,435	145,625	145,501
At period end:
Total assets	$45,948,545	$44,196,096	$42,091,433
Total loans	$35,894,987	$34,778,973	$32,863,286
Available-for-sale (“AFS”) debt securities	$3,695,943	$3,317,214	$2,640,158
Total deposits	$38,686,958	$37,324,259	$36,273,972
Long-term debt and finance lease liabilities	$152,162	$152,270	$152,433
Federal Home Loan Bank (“FHLB”) advances	$646,336	$745,915	$344,657
Stockholders’ equity (2)	$4,902,985	$5,017,617	$4,591,930
Non-GAAP tangible common equity (1)	$4,422,519	$4,535,841	$4,105,124
Head count (full-time equivalent)	3,285	3,294	3,241
Performance metrics:
Return on average assets (“ROA”)	1.30%	1.68%	1.63%
Return on average equity (“ROE”)	11.60%	15.00%	14.66%
Net interest margin	3.44%	3.47%	3.79%
Efficiency ratio (3)	42.92%	44.84%	46.20%
Non-GAAP efficiency ratio (1)	38.54%	38.33%	39.75%
Credit quality metrics:
Allowance for loan losses	$557,003	$358,287	$317,894
Allowance for loan losses to loans held-for-investment	1.55%	1.03%	0.97%
Nonperforming assets to total assets	0.33%	0.27%	0.33%
Annualized net charge-offs to average loans held-for-investment	0.01%	0.10%	0.18%
Selected metrics:
Total average equity to total average assets	11.22%	11.19%	11.14%
Common dividend payout ratio	27.95%	21.52%	20.59%
Loan-to-deposit ratio	92.78%	93.18%	90.60%
EWBC Capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.4%	12.9%	12.4%
Tier 1 capital	12.4%	12.9%	12.4%
Total capital	13.9%	14.4%	13.9%
Tier 1 leverage capital	10.2%	10.3%	10.2%

(1)
Tangible common equity, tangible common equity per share and adjusted efficiency ratio are non-GAAP financial measures. For a discussion of these measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.

(2)
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded an after-tax decrease to opening retained earnings of $98.0 million as of January 1, 2020.

(3)	The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

Financial Highlights

Noteworthy items about the Company’s performance for the first quarter of 2020 included:

•
Earnings: First quarter of 2020 net income was $144.8 million or $1.00 in diluted earnings per share (“EPS”), compared with first quarter of 2019 net income of $164.0 million or diluted EPS of $1.12. The $19.2 million or 12% decrease in net income was primarily due to higher provision for credit losses resulting from the newly adopted CECL methodology and the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic.

•
Adjusted Earnings: There were no adjustments for non-recurring items during the first quarter of 2020 that affected non-GAAP net income and diluted EPS. During the first quarter of 2019, the Company recorded a $7.0 million pre-tax or $4.9 million after-tax, impairment charge related to DC Solar and affiliates (“DC Solar”). (Refer to Item 2. MD&A — Results of Operations — Income Taxes in this Form 10-Q for a discussion related to the Company’s investment in DC Solar and see reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.) First quarter 2019 non-GAAP net income was $168.9 million and non-GAAP diluted EPS was $1.16.

•
Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $416.8 million for the first quarter of 2020, compared with $404.6 million for the first quarter of 2019, an increase of $12.2 million or 3%. This increase was primarily due to increased noninterest income.

•
Net Interest Income and Net Interest Margin: First quarter of 2020 net interest income was $362.7 million, compared with first quarter of 2019 net interest income of $362.5 million. First quarter of 2020 net interest margin was 3.44%, a 35 basis point decrease from 3.79% for the first quarter of 2019. The decrease in the net interest margin reflected materially lower interest rates year-over-year, including a cumulative 225 basis points of cuts to the fed funds target rate in the second half of 2019 and in the first quarter of 2020.

•
Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by revenue, was 42.92% and 46.20% for the first quarters of 2020 and 2019, respectively. Adjusting for amortization of tax credit and other investments, and core deposit intangibles, non-GAAP efficiency ratio for the first quarter of 2020 was 38.54%, a 121 basis point improvement from 39.75% for the first quarter of 2019. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Tax: Income tax expense was $19.2 million and the effective tax rate was 11.7% for the first quarter of 2020, compared with an income tax expense of $31.1 million and an effective tax rate of 15.9% for the first quarter of 2019.

•
Profitability: First quarter of 2020 ROA was 1.30% and first quarter of 2019 ROA was 1.63%. First quarter of 2020 ROE was 11.60% and first quarter of 2019 ROE was 14.66%. Adjusting for non-recurring items, which occurred only in the first quarter of 2019, non-GAAP ROA and non-GAAP ROE for the first quarter of 2019 were 1.68% and 15.10%, respectively. (See reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP and Non-GAAP Financial Measures in this Form 10-Q.)

•
Loans: Total loans were $35.89 billion as of March 31, 2020, an increase of $1.12 billion or 3% from $34.78 billion as of December 31, 2019. Growth was well-diversified across commercial and industrial (“C&I”), total commercial real estate (“CRE”) and residential mortgage loans.

•
Deposits: Total deposits were $38.69 billion as of March 31, 2020, an increase of $1.36 billion or 4% from $37.32 billion as of December 31, 2019. This increase was primarily driven by growth in noninterest-bearing demand deposits and money market accounts.

•
Asset Quality Metrics: The allowance for loan losses was $557.0 million or 1.55% of loans held-for-investment, as of March 31, 2020, compared with $358.3 million or 1.03% of loans held-for-investment, as of December 31, 2019. The increase in the allowance for loan losses was due to the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million; deteriorating macroeconomic conditions and outlook as a result of the

COVID-19 pandemic, and loan growth. Nonperforming assets were $150.9 million or 0.33% of total assets, as of March 31, 2020, an increase from $121.5 million, or 0.27% of total assets, as of December 31, 2019. First quarter 2020 net charge-offs were $898 thousand, or annualized 0.01% of average loans held-for-investment, compared with $14.4 million, or annualized 0.18% of average loans held-for-investment, for the first quarter of 2019.

•
Capital Levels: Our capital levels are strong. As of March 31, 2020, all of the Company’s and the Bank’s regulatory capital ratios were well above the regulatory requirements to be considered well-capitalized. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital. During the three months ended March 31, 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the three months ended March 31, 2019.

•
Cash Dividend: The quarterly cash common stock dividend for the first quarter of 2020 was $0.275 per share, an increase of $0.045 or 20% from $0.23 per share for the first quarter of 2019. The Company returned $40.5 million in cash dividends to stockholders during the first quarter of 2020, compared with $33.8 million during the same period in 2019.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the interest income earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and composition of interest-earning assets and funding sources, market interest rate fluctuations and the slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds, and asset quality.

First quarter of 2020 net interest income was $362.7 million, an increase of $246 thousand or 0.07%, compared with $362.5 million for the first quarter of 2019. This slight increase in net interest income reflected loan growth and a decrease in the average cost of funds, which was nearly offset by the year-over-year decline in interest-earning asset yields. First quarter of 2020 net interest margin was 3.44%, a 35 basis point decrease from 3.79% for the first quarter of 2019.

The average loan yield for the first quarter of 2020 was 4.71%, a 59 basis point decrease from 5.30% for the first quarter of 2019. This decrease, compared with the same period a year ago, reflected the downward repricing of the Company’s loan portfolio in response to materially lower interest rates. As of March 31, 2020, approximately 69% of total loans were variable-rate or hybrid in their adjustable rate period. First quarter of 2020 average loans were $35.15 billion, an increase of $2.74 billion or 8% from $32.41 billion for the first quarter of 2019. Average loan growth was broad-based across all commercial loan categories and single-family residential loans.

First quarter of 2020 average interest-earning assets were $42.36 billion, an increase of $3.62 billion or 9% from $38.75 billion for the first quarter of 2019. This was primarily due to increases of $2.74 billion in average loans and $632.4 million in AFS debt securities.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits totaled $11.12 billion for the first quarter of 2020, compared with $10.07 billion for the first quarter of 2019, an increase of $1.05 billion or 10%. Average noninterest-bearing demand deposits comprised 30% and 29% of average total deposits for the first quarters of 2020 and 2019, respectively. Average interest-bearing deposits of $26.36 billion for the first quarter of 2020 increased by $1.50 billion or 6% from $24.85 billion for the first quarter of 2019.

The average cost of funds was 0.90% for the first quarter of 2020, a decrease of 25 basis points from 1.15% for the first quarter of 2019. The decrease in the average cost of funds reflects the cumulative 225 basis points of cuts to the target fed funds rate in the second half of 2019 and in the first quarter of 2020. The average cost of deposits was 0.82% for the first quarter of 2020, a decrease of 25 basis points from 1.07% for the first quarter of 2019. The average cost of interest-bearing deposits decreased 33 basis points to 1.17% for the first quarter of 2020, from 1.50% for the first quarter of 2019. Other sources of funding included in the calculation of the average cost of funds consist of FHLB advances, securities sold under repurchase agreements (“repurchase agreements”) and long-term debt.

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,973,006	$11,168	1.51%	$2,578,686	$15,470	2.43%
Securities purchased under resale agreements (“Resale agreements”) (2)	882,142	5,565	2.54%	1,035,000	7,846	3.07%
AFS debt securities (3)(4)	3,274,740	20,142	2.47%	2,642,299	15,748	2.42%
Loans (5)(6)	35,153,968	411,869	4.71%	32,414,785	423,534	5.30%
Restricted equity securities	78,675	446	2.28%	74,234	713	3.90%
Total interest-earning assets	$42,362,531	$449,190	4.26%	$38,745,004	$463,311	4.85%
Noninterest-earning assets:
Cash and due from banks	510,512			468,159
Allowance for loan losses	(492,297)			(314,446)
Other assets	2,374,763			1,839,687
Total assets	$44,755,509			$40,738,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,001,672	$10,246	0.82%	$5,270,855	$14,255	1.10%
Money market deposits	9,013,381	22,248	0.99%	8,080,848	30,234	1.52%
Savings deposits	2,076,270	1,817	0.35%	2,091,406	2,227	0.43%
Time deposits	10,264,007	42,092	1.65%	9,408,897	45,289	1.95%
Federal funds purchased and other short-term borrowings	59,978	556	3.73%	60,442	616	4.13%
FHLB advances	693,357	4,166	2.42%	338,027	2,979	3.57%
Repurchase agreements (2)	332,417	3,991	4.83%	50,000	3,492	28.32%
Long-term debt and finance lease liabilities	152,259	1,367	3.61%	152,360	1,758	4.68%
Total interest-bearing liabilities	$27,593,341	$86,483	1.26%	$25,452,835	$100,850	1.61%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	11,117,710			10,071,370
Accrued expenses and other liabilities	1,022,453			676,898
Stockholders’ equity	5,022,005			4,537,301
Total liabilities and stockholders’ equity	$44,755,509			$40,738,404
Interest rate spread			3.00%			3.24%
Net interest income and net interest margin		$362,707	3.44%		$362,461	3.79%

(1)	Annualized.

(2)
Average balances of resale and repurchase agreements have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.54% and 2.80% for the first quarters of 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 4.10% and 5.01% for the first quarters of 2020 and 2019, respectively.

(3)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

(4)	Includes the amortization of premiums on debt securities of $3.3 million and $3.0 million for the first quarters of 2020 and 2019, respectively.

(5)	Average balances include nonperforming loans and loans held-for-sale.

(6)	Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $8.0 million for both the first quarters of 2020 and 2019.

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

($ in thousands)	Three Months Ended March 31,
	2020 vs. 2019
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(4,302)	$2,163	$(6,465)
Resale agreements	(2,281)	(1,045)	(1,236)
AFS debt securities	4,394	4,002	392
Loans (1)	(11,665)	35,890	(47,555)
Restricted equity securities	(267)	42	(309)
Total interest and dividend income	$(14,121)	$41,052	$(55,173)
Interest-bearing liabilities:
Checking deposits	$(4,009)	$(683)	$(3,326)
Money market deposits	(7,986)	3,277	(11,263)
Savings deposits	(410)	(15)	(395)
Time deposits	(3,197)	4,052	(7,249)
Federal funds purchased and other short-term borrowings	(60)	(4)	(56)
FHLB advances	1,187	2,395	(1,208)
Repurchase agreements	499	5,529	(5,030)
Long-term debt	(391)	(1)	(390)
Total interest expense	$(14,367)	$14,550	$(28,917)
Change in net interest income	$246	$26,502	$(26,256)

(1) Includes nonaccrual loans.

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019	% Change
Lending fees	$15,773	$14,969	5%
Deposit account fees	10,447	9,468	10%
Foreign exchange income	7,819	5,015	56%
Wealth management fees	5,357	3,812	41%
Interest rate contracts and other derivative income	7,073	3,216	120%
Net gains on sales of loans	950	915	4%
Net gains on sales of AFS debt securities	1,529	1,561	(2%)
Other investment income	1,921	1,202	60%
Other income	3,180	1,973	61%
Total noninterest income	$54,049	$42,131	28%

Noninterest income comprised 13% and 10% of total revenue for the first quarters of 2020 and 2019, respectively. First quarter of 2020 noninterest income was $54.0 million, an increase of $11.9 million or 28%, compared with $42.1 million for the same period in 2019. This increase was primarily due to increases in interest rate contracts and other derivative income, foreign exchange income, wealth management fees, and other income. The following discussion provides the composition of the major changes in noninterest income.

Foreign exchange income increased by $2.8 million or 56% from the first quarter of 2019 to $7.8 million for the first quarter of 2020. The increase was primarily driven by the favorable revaluation of certain foreign currency-denominated balance sheet items, partially offset by losses on foreign exchange transactions.

Wealth management fees increased by $1.5 million or 41% from the first quarter of 2019 to $5.4 million for the first quarter of 2020. The increase was driven by higher customer activity.

Interest rate contracts and other derivative income increased $3.9 million or 120% to $7.1 million for the first quarter of 2020. This increase reflected strong customer demand for interest rate swaps in response to interest rate volatility, partially offset by a negative credit valuation adjustment related to interest rate derivative contracts, reflecting the year-over-year decline in long-term interest rates.

Other income increased by $1.2 million or 61% from the first quarter of 2019 to $3.2 million for the first quarter of 2020. The increase was driven by a gain recognized on the cash surrender value of bank owned life insurance policies.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019	% Change
Compensation and employee benefits	$101,960	$102,299	—%
Occupancy and equipment expense	17,076	17,318	(1%)
Deposit insurance premiums and regulatory assessments	3,427	3,088	11%
Legal expense	3,197	2,225	44%
Data processing	3,826	3,157	21%
Consulting expense	1,217	2,059	(41)%
Deposit related expense	3,563	3,504	2%
Computer software expense	6,166	6,078	1%
Other operating expense	21,119	22,289	(5)%
Amortization of tax credit and other investments	17,325	24,905	(30)%
Total noninterest expense	$178,876	$186,922	(4)%

First quarter 2020 noninterest expense was $178.9 million, a decrease of $8.0 million or 4%, compared with $186.9 million for the same period in 2019. This decrease was primarily due to decreases in amortization of tax credit and other investments, and other operating expense.

Other operating expense primarily consists of loan related expenses, marketing, telecommunications and postage, travel, charitable contributions, and other miscellaneous expense categories. The $1.2 million or 5% decrease to $21.1 million for the first quarter of 2020, was primarily due to decreases in marketing, other miscellaneous and travel expenses, partially offset by an increase in loan related expenses.

Amortization of tax credit and other investments decreased $7.6 million or 30% to $17.3 million for the first quarter of 2020, compared with the first quarter of 2019. In the first quarter of 2019, the Company fully wrote off the tax credit investments related to DC Solar and recorded a $7.0 million impairment charge, which was included in Amortization of tax credit and other investments. There was no such impairment in the current period.

Income Taxes

($ in thousands)	Three Months Ended March 31,
	2020	2019	% Change
Income before income taxes	$164,010	$195,091	(16)%
Income tax expense	$19,186	$31,067	(38%)
Effective tax rate	11.7%	15.9%

The income tax expense was $19.2 million and the effective tax rate was 11.7% in the first quarter of 2020, compared with an income tax expense of $31.1 million and an effective tax rate of 15.9% for the first quarter of 2019. A year-over-year increase in tax credits recognized from investments in renewable energy and solar tax credit projects, and a decrease in income before income taxes contributed to the lower effective tax rate during the three months ended March 31, 2020.

Impact of Investment in DC Solar Tax Credit Funds

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. Investors in DC Solar funds, including the Company, received tax credits for making renewable energy investments. Between 2014 and 2018, the Company had claimed energy tax credits of approximately $53.9 million, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact of $48.2 million to the Consolidated Financial Statements. During the first quarter of 2019, the Company fully wrote off its tax credit investments related to DC Solar and recorded a $7.0 million other-than-temporary impairment (“OTTI”) charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. The Company concluded at that time that there would be no material future cash flows related to these investments, in part because DC Solar has ceased operations and its bankruptcy case had been converted from Chapter 11 to Chapter 7 on March 22, 2019. During the second quarter of 2019, the Company concluded that a portion of the previously claimed tax credits would be recaptured, and reversed $33.6 million of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional tax expense. For additional information related to DC solar, refer to Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities and Note 14 — Income Taxes to the Consolidated Financial Statements in the Company’s 2019 Form 10-K.
Tax Impact of CARES Act

On March 27, 2020, the President signed the CARES Act, a $2.2 trillion economic stimulus bill to help individuals and businesses that have been negatively impacted by the COVID-19 outbreak. Among other provisions, the CARES Act allows net operating losses, which were modified with the Tax Cuts and Jobs Act of 2017, to be carried back five years. It also modifies the useful lives of qualified leasehold improvements, relaxing the excess loss limitations on pass-through and increasing the interest expense limitation. The Company does not expect the CARES Act to have a material tax impact on the Company’s Consolidated Financial Statements.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 15 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Net interest income before provision for credit losses of each segment represents the difference between actual interest income earned on loans and interest expense paid on customer deposits of the segment, adjusted for funding charges for loans or funding credits for deposits through the Company’s internal funds transfer pricing (“FTP”) process. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate for the FTP credits for deposits in consideration of the flattened and inverted yield curve. This methodology has been retrospectively applied to the segment financial results for the first quarter of 2019.

The following tables present the selected segment information for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$152,591	$183,501	$26,615	$362,707
Provision for credit losses	7,788	66,082	—	73,870
Noninterest income	16,402	32,456	5,191	54,049
Noninterest expense	86,964	70,126	21,786	178,876
Segment income before income taxes	74,241	79,749	10,020	164,010
Segment net income	$53,195	$57,131	$34,498	$144,824
Average loans	$11,269,489	$23,884,479	$—	$35,153,968
Average deposits	$25,593,064	$9,175,430	$2,704,546	$37,473,040

($ in thousands)	Three Months Ended March 31, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$185,059	$152,708	$24,694	$362,461
Provision for credit losses	3,013	19,566	—	22,579
Noninterest income	13,772	24,544	3,815	42,131
Noninterest expense	87,906	70,544	28,472	186,922
Segment income before income taxes	107,912	87,142	37	195,091
Segment net income	$77,146	$62,334	$24,544	$164,024
Average loans	$10,351,770	$22,063,015	$—	$32,414,785
Average deposits	$25,048,532	$8,020,698	$1,854,146	$34,923,376

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

First quarter of 2020 net interest income before provision for credit losses for this segment was $152.6 million, a decrease of $32.5 million or 18%, compared with $185.1 million for the same period in 2019. Year-over-year, interest income earned on loans increased by 1%, driven by average loan growth that was nearly entirely offset by a decrease in average loan yields; interest expense paid on deposits decreased by 19%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits also decreased, reflecting a decline in the deposits FTP rate. Combined, these factors drove the 18% year-over-year decrease in segment net interest income before provision for credit losses, with the largest driver of the negative variance being lower FTP credits received for deposits.

Average loans for this segment were $11.27 billion, an increase of $917.7 million or 9% from $10.35 billion for the same period in 2019, primarily driven by an increase in single-family residential loans. Average deposits for this segment were $25.59 billion, essentially flat compared with average deposits of $25.05 billion for the same period in 2019.

Commercial Banking

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction and land lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The Commercial Banking segment reported segment net income of $57.1 million for the first quarter of 2020, compared with $62.3 million for the same period in 2019. The $5.2 million or 8% decrease in segment net income reflected an increase in provision for credit losses, partially offset by increases in net interest income before provision for credit losses and noninterest income. First quarter 2020 provision for credit losses was $66.1 million, an increase of $46.5 million or 238%, compared with $19.6 million for the same period in 2019. This increase was primarily due to the deterioration in macroeconomic conditions and outlook as a result of the COVID-19 pandemic during the first quarter of 2020.

Net interest income before provision for credit losses for this segment was $183.5 million, an increase of $30.8 million or 20% compared with $152.7 million for the same period in 2019. Year-over-year, interest income earned on loans decreased by 5%, driven by a decrease in average loan yields, which more than offset income growth from average loan growth; interest expense paid on deposits decreased by 14%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits also decreased, reflecting a decline in the deposits FTP rate. Combined, these factors drove the 20% year-over-year increase in segment net interest income before provision for credit losses, with the largest driver of the positive variance being lower FTP funding charges assessed for loans.

Average loans for this segment were $23.88 billion, an increase of $1.82 billion or 8% from $22.06 billion for the same period in 2019, primarily driven by growth in CRE loans. Average deposits for this segment were $9.18 billion, an increase of $1.16 billion or 14% from $8.02 billion for the same period in 2019, primarily driven by growth in time deposits and noninterest-bearing demand deposits.

First quarter 2020 noninterest income was $32.5 million, an increase of $8.0 million or 32%, compared with $24.5 million for the same period in 2019. This increase was mainly attributable to increases in interest rate contracts and other derivative income and foreign exchange income. The increase in interest rate contracts and other derivative income was driven by strong customer demand for interest rate swaps in response to manage risk associated with increased interest rate volatility, partially offset by a negative credit valuation adjustment of related derivative products. The increase in foreign exchange income was primarily driven by favorable revaluation of certain foreign currency-denominated balance sheet items and an increased volume of foreign exchange transactions.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The Other segment reported segment income before income taxes of $10.0 million and segment net income of $34.5 million for the first quarter of 2020, reflecting an income tax benefit of $24.5 million. The Other segment reported segment income before income taxes of $37 thousand and segment net income of $24.5 million for the first quarter of 2019, reflecting an income tax benefit of $24.5 million. The increase in segment income before income taxes was primarily driven by a decrease in noninterest expense. First quarter of 2020 noninterest expense was $21.8 million, a decrease of $6.7 million or 23%, compared with $28.5 million for the same period in 2019. The decrease was primarily due to a decrease in amortization of tax credit and other investments, which was elevated by a nonrecurring pre-tax impairment charge of $7.0 million related to DC Solar during the first quarter of 2019.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the segment income before income taxes.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between March 31, 2020 and December 31, 2019:

Selected Consolidated Balance Sheet Data

($ in thousands)	March 31, 2020	December 31, 2019	Change
			$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,080,042	$3,261,149	$(181,107)	(6)%
Interest-bearing deposits with banks	293,509	196,161	97,348	50%
Resale agreements	860,000	860,000	—	—%
AFS debt securities, at fair value (amortized cost of $3,660,413 in 2020)	3,695,943	3,317,214	378,729	11%
Restricted equity securities, at cost	78,745	78,580	165	0%
Loans held-for-sale	1,594	434	1,160	267%
Loans held-for-investment (net of allowance for loan losses of $557,003 in 2020 and $358,287 in 2019)	35,336,390	34,420,252	916,138	3%
Investments in qualified affordable housing partnerships, net	198,653	207,037	(8,384)	(4)%
Investments in tax credit and other investments, net	268,330	254,140	14,190	6%
Premises and equipment	115,393	118,364	(2,971)	(3)%
Goodwill	465,697	465,697	—	—%
Operating lease right-of-use assets	101,381	99,973	1,408	1%
Other assets	1,452,868	917,095	535,773	58%
TOTAL	$45,948,545	$44,196,096	$1,752,449	4%
LIABILITIES
Noninterest-bearing	$11,833,397	$11,080,036	$753,361	7%
Interest-bearing	26,853,561	26,244,223	609,338	2%
Total deposits	38,686,958	37,324,259	1,362,699	4%
Short-term borrowings	66,924	28,669	38,255	133%
FHLB advances	646,336	745,915	(99,579)	(13)%
Repurchase agreements	450,000	200,000	250,000	125%
Long-term debt and finance lease liabilities	152,162	152,270	(108)	(0)%
Operating lease liabilities	109,356	108,083	1,273	1%
Accrued expenses and other liabilities	933,824	619,283	314,541	51%
Total liabilities	41,045,560	39,178,479	1,867,081	5%
STOCKHOLDERS’ EQUITY	4,902,985	5,017,617	(114,632)	(2)%
TOTAL	$45,948,545	$44,196,096	$1,752,449	4%

As of March 31, 2020, total assets were $45.95 billion, an increase of $1.75 billion or 4% from December 31, 2019, primarily due to loan growth and an increase in AFS debt securities. The loan growth was driven by strong increases in C&I, CRE, as well as single-family residential loans.

As of March 31, 2020, total liabilities were $41.05 billion, an increase of $1.87 billion or 5% from December 31, 2019, primarily due to an increase in deposits, which was largely driven by increases in noninterest-bearing demand and money market accounts.

As of March 31, 2020, total stockholders’ equity was $4.90 billion, a decrease of $114.6 million or 2% from December 31, 2019. This decrease was primarily driven by stock repurchase transactions and a cumulative-effect adjustment to retained earnings due to the adoption of ASU 2016-13, partially offset by first quarter of 2020 net income.

Debt Securities

The Company maintains a debt securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s AFS debt securities provide:

•	interest income for earnings and yield enhancement;

•	availability for funding needs arising during the normal course of business;

•	the ability to execute interest rate risk management strategies in response to changes in economic or market conditions; and

•	collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Available-for-Sale Debt Securities

As of March 31, 2020 and December 31, 2019, the Company’s AFS debt securities portfolio primarily consisted of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, foreign bonds, collateralized loan obligations (“CLOs”), and U.S. Treasury securities. Debt securities classified as AFS are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value of AFS debt securities by major categories as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,606	$51,428	$177,215	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	511,176	518,408	584,275	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,993,653	2,050,315	1,598,261	1,607,368
Municipal securities	300,551	309,626	101,621	102,302
Non-agency mortgage-backed securities	149,955	149,248	133,439	135,098
Corporate debt securities	11,250	10,963	11,250	11,149
Foreign bonds (1)	283,822	284,521	354,481	354,172
Asset-backed securities	65,400	61,556	66,106	64,752
CLOs	294,000	259,878	294,000	284,706
Total AFS debt securities	$3,660,413	$3,695,943	$3,320,648	$3,317,214

(1) There were no securities of a single non-governmental agency issuer that exceeded 10% of stockholder’s equity as of both March 31, 2020 and December 31, 2019.

The fair value of AFS debt securities totaled $3.70 billion as of March 31, 2020, compared with $3.32 billion as of December 31, 2019. The $378.7 million or 11% increase was primarily attributable to the purchases of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and municipal securities; partially offset by the sales, repayments, and maturities of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government-sponsored enterprise debt securities, foreign bonds, and U.S treasury securities.

The Company’s debt securities portfolio had an effective duration of 2.7 years as of March 31, 2020, which shortened from 3.1 years as of December 31, 2019, primarily due to the decline in interest rates. In addition, the spread between central government-guaranteed securities and private issuers widened, as relatively higher risk premiums were paid for securities issued by private entities. As of March 31, 2020 and December 31, 2019, 96% and 97%, respectively, of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies. Credit ratings of BBB- or higher by Standard and Poor’s (“S&P”) and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. If a credit loss exists, the Company records impairment related to credit losses through allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. Pre-tax net unrealized gains on AFS debt securities were $35.5 million as of March 31, 2020, which improved from net unrealized losses of $3.4 million as of December 31, 2019. This change was primarily due to the decrease in interest rates during the period, partially offset by increased spreads.

Gross unrealized losses on AFS debt securities totaled $48.8 million as of March 31, 2020, compared with $23.2 million as of December 31, 2019. Of the securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2020 and December 31, 2019, as classified primarily based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors and the gross unrealized losses across all major security types were primarily attributable to widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic, and yield curve movement. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if the credit performance deteriorates from the impact of the COVID-19 pandemic. The debt securities issued by the U.S. Treasury and U.S. government agencies are backed by the full faith and credit of the U.S. government, and the U.S. government-sponsored debt securities have the implicit guarantee of the U.S. government. Further, the Company’s portfolio of debt securities issued by supranational organizations are AAA-rated and have strong financial profiles. Based on current assessments and economic outcome expectations, the Company believes that the private entity issuers of CLOs, corporate bonds and asset-backed securities continue to have strong credit profiles or have issued securities with strong credit profiles, and that the securities issued by municipalities continue to have strong credit profiles.

As of March 31, 2020, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized cost. The Company assesses individual securities for credit losses for each reporting period. There were no credit losses recognized in earnings for the first quarter of 2020, and no OTTI credit losses recognized in earnings for the first quarter of 2019. For additional information of the Company’s accounting policies, valuation and composition, see Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s debt securities as of March 31, 2020 and December 31, 2019. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

($ in thousands)	March 31, 2020			December 31, 2019
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing after one year through five years	$50,606	$51,428	1.26%	$177,215	$176,422	1.33%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	288,314	289,634	2.86%	328,628	326,341	2.62%
Maturing after one year through five years	161,997	165,790	2.69%	158,490	156,431	2.69%
Maturing after five years through ten years	27,469	28,310	2.51%	44,908	45,189	2.38%
Maturing after ten years	33,396	34,674	2.87%	52,249	53,284	2.78%
Total	511,176	518,408	2.79%	584,275	581,245	2.63%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	67	67	2.65%	112	113	2.72%
Maturing after one year through five years	21,784	22,664	2.57%	23,144	23,289	2.29%
Maturing after five years through ten years	100,151	104,356	2.70%	85,970	88,261	2.72%
Maturing after ten years	1,871,651	1,923,228	2.57%	1,489,035	1,495,705	2.66%
Total	1,993,653	2,050,315	2.58%	1,598,261	1,607,368	2.66%
Municipal securities (2):
Maturing in one year or less	61,375	61,670	2.74%	37,136	37,291	2.67%
Maturing after one year through five years	15,569	15,803	2.50%	18,699	18,948	2.52%
Maturing after five years through ten years	112,946	119,391	2.87%	12,151	12,451	3.15%
Maturing after ten years	110,661	112,762	3.44%	33,635	33,612	2.63%
Total	300,551	309,626	3.04%	101,621	102,302	2.69%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,859	2.82%	—	—	—%
Maturing after one year through five years	—	—	—%	7,920	7,914	3.78%
Maturing after ten years	142,035	141,389	3.13%	125,519	127,184	3.21%
Total	149,955	149,248	3.11%	133,439	135,098	3.24%
Corporate debt securities:
Maturing in one year or less	1,250	1,250	5.01%	1,250	1,262	5.20%
Maturing after one year through five years	10,000	9,713	4.00%	10,000	9,887	4.00%
Total	11,250	10,963	4.11%	11,250	11,149	4.13%
Foreign bonds:
Maturing in one year or less	229,466	229,981	2.04%	354,481	354,172	2.22%
Maturing after one year through five years	54,356	54,540	2.29%	—	—	—%
Total	283,822	284,521	2.08%	354,481	354,172	2.22%
Asset-backed securities:
Maturing after ten years	65,400	61,556	2.16%	66,106	64,752	2.65%
CLOs:
Maturing after ten years	294,000	259,878	3.07%	294,000	284,706	3.08%
Total AFS debt securities	$3,660,413	$3,695,943	2.65%	$3,320,648	$3,317,214	2.60%

Total aggregated by maturities:
Maturing in one year or less	$588,392	$590,461	2.53%	$721,607	$719,179	2.43%
Maturing after one year through five years	314,312	319,938	2.42%	395,468	392,891	2.11%
Maturing after five years through ten years	240,566	252,057	2.76%	143,029	145,901	2.65%
Maturing after ten years	2,517,143	2,533,487	2.69%	2,060,544	2,059,243	2.76%
Total AFS debt securities	$3,660,413	$3,695,943	2.65%	$3,320,648	$3,317,214	2.60%

(1)	Weighted-average yields are computed based on amortized cost balances.

(2)	Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $35.34 billion as of March 31, 2020, an increase of $917.3 million or 3% from $34.42 billion as of December 31, 2019. This was primarily driven by increases of $439.8 million or 4% in C&I loans, $403.8 million or 4% in CRE loans and $296.3 million or 4% in single-family residential loans. The composition of the loan portfolio as of March 31, 2020 was similar to the composition as of December 31, 2019.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2020 and December 31, 2019:

($ in thousands)		March 31, 2020		December 31, 2019
		Amount (1)%		Amount (1)%
Commercial:
C&I		$12,590,764	35%	$12,150,931	35%
CRE:
CRE		10,682,242	30%	10,278,448	30%
Multifamily residential		2,902,601	8%	2,856,374	8%
Construction and land		606,209	2%	628,499	2%
Total CRE		14,191,052	40%	13,763,321	40%
Total commercial		26,781,816	75%	25,914,252	75%
Consumer:
Residential mortgage:
Single-family residential		7,403,723	20%	7,108,590	20%
HELOCs		1,452,862	4%	1,472,783	4%
Total residential mortgage		8,856,585	24%	8,581,373	24%
Other consumer		254,992	1%	282,914	1%
Total consumer	—	9,111,577	25%	8,864,287	25%
Total loans held-for-investment		$35,893,393	100%	$34,778,539	100%
Allowance for loan losses		(557,003)		(358,287)
Loans held-for-sale (2)		1,594		434
Total loans, net		$35,337,984		$34,420,686

(1)
On January 1, 2020, the Company adopted ASU 2016-13. Total loans include net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(50.3) million and $(43.2) million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Consists of single-family residential loans as of both March 31, 2020 and December 31, 2019.

Commercial

The commercial loan portfolio, which comprised 75% of total loans as of both March 31, 2020 and December 31, 2019, is discussed as follows.

Commercial — Commercial and Industrial Loans. C&I loans totaled $12.59 billion and $12.15 billion as of March 31, 2020 and December 31, 2019, respectively, and accounted for 35% of total loans as of both dates. The majority of the C&I loans have variable interest rates. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also had a portfolio of broadly syndicated C&I loans, comprised primarily of Term B loans, which totaled $962.1 million and $894.6 million as of March 31, 2020 and December 31, 2019, respectively.

The C&I portfolio is well-diversified by industry. The Company monitors the concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and limits for specialized underwriting portfolios. The Company’s exposure to C&I borrowers that are potentially more impacted by the economic disruption stemming from COVID-19 pandemic include those in the travel and leisure, hospitality, restaurant and restaurant supply industries. These exposures are included in the Other C&I category in the graphs below. Combined, these industries represented 4% of total C&I loans as of both March 31, 2020 and December 31, 2019. There were no industry concentrations exceeding 10% of total loans as of both March 31, 2020 and December 31, 2019.
Oil & gas loans comprised 11% of C&I loans and 4% of total loans as of both March 31, 2020 and December 31, 2019. As of March 31, 2020, oil & gas total loans outstanding were $1.37 billion and total exposure, including unfunded commitments, amounted to $1.77 billion. Based on total exposure, 64% of the oil & gas portfolio was reserve-based lending to upstream (exploration and production) companies, 27% was to midstream and downstream companies, and 9% was to companies in oilfield services and other. The oil & gas lending portfolio is geographically diversified. The production mix of upstream borrowers was approximately 61% oil, 29% gas and 10% natural gas liquids in 2019. The majority of the upstream borrowers had commodity hedges in place for 2020 to hedge against the fluctuation in oil and gas prices. The COVID-19 pandemic, as well as the high volatility and downward pressure on oil and gas prices, has impacted the credit risk of the oil & gas industry sector. Accordingly, the Company increased its allowance for loan loss coverage against the oil & gas portfolio to 8% as of March 31, 2020, up from 5% as of December 31, 2019.

Commercial — Total Commercial Real Estate Portfolio. The total CRE loan portfolio, which consists of income-producing CRE, multifamily residential, and construction and land loans, totaled $14.19 billion and $13.76 billion as of March 31, 2020 and December 31, 2019, respectively, accounting for 40% of total loans as of both dates.

As of March 31, 2020, the average loan size of total CRE loans was $2.3 million and the weighted-average loan-to-value (“LTV”) ratio was 51%. As of December 31, 2019, the average loan size of total CRE loans was $2.1 million and the weighted-average LTV ratio was 50%. The consistency of the Company’s low LTV underwriting standards have resulted in historically lower levels of credit losses in the income-producing CRE and multifamily residential loans.

The Company’s total CRE portfolio is broadly diversified by property type, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s total CRE loan portfolio by property type as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Property types:
Retail	$3,398,714	24%	$3,300,106	24%
Multifamily	2,902,601	20%	2,856,374	21%
Offices	2,496,013	18%	2,375,087	17%
Industrial	2,240,375	16%	2,163,769	16%
Hospitality	1,970,060	14%	1,865,031	14%
Construction and land	606,209	4%	628,499	4%
Other	577,080	4%	574,455	4%
Total CRE loans	$14,191,052	100%	$13,763,321	100%

The weighted average LTV ratio of retail CRE loan was 49% as of March 31, 2020, and the average loan size was $2.1 million. A high percentage of the retail CRE loans have personal guarantees from individuals with substantial net worth. Restaurants are a subset of retail CRE portfolio, and totaled $206.8 million or 6% of retail CRE as of March 31, 2020. The weighted average LTV ratio of restaurant loans was 53% and the average loan size was less than $1.0 million as of March 31, 2020. The weighted average LTV ratio of hospitality CRE loans was 49% as of March 31, 2020, and the average loan size was $8.3 million.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,676,895		$1,755,651		$269,590		$7,702,136
Northern California	2,476,697		629,468		179,652		3,285,817
California	8,153,592	76%	2,385,119	82%	449,242	74%	10,987,953	77%
New York	689,547	6%	123,989	4%	84,042	14%	897,578	6%
Texas	662,119	6%	129,458	5%	8,525	1%	800,102	6%
Washington	308,878	3%	65,521	2%	31,332	5%	405,731	3%
Arizona	162,359	2%	11,946	0%	—	—%	174,305	1%
Nevada	103,696	1%	138,766	5%	39	0%	242,501	2%
Other markets	602,051	6%	47,802	2%	33,029	6%	682,882	5%
Total loans	$10,682,242	100%	$2,902,601	100%	$606,209	100%	$14,191,052	100%

($ in thousands)	December 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,446,786		$1,728,086		$247,170		$7,422,042
Northern California	2,359,808		603,135		203,706		3,166,649
California	7,806,594	76%	2,331,221	82%	450,876	72%	10,588,691	77%
New York	701,902	7%	116,923	4%	79,962	13%	898,787	7%
Texas	628,576	6%	124,646	4%	8,604	1%	761,826	6%
Washington	306,247	3%	55,913	2%	37,552	6%	399,712	3%
Arizona	149,151	1%	37,208	1%	6,951	1%	193,310	1%
Nevada	102,891	1%	138,577	5%	40	0%	241,508	2%
Other markets	583,087	6%	51,886	2%	44,514	7%	679,487	4%
Total loans (1)	$10,278,448	100%	$2,856,374	100%	$628,499	100%	$13,763,321	100%

Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. A high percentage of the Company’s commercial real estate borrowers have provided substantial equity into their CRE loans and/or provided the Company with personal guarantees.

Commercial — Commercial Real Estate Loans. Income-producing CRE loans totaled $10.68 billion and $10.28 billion as of March 31, 2020 and December 31, 2019, respectively, and accounted for 30% of total loans as of both dates. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

As of March 31, 2020 and December 31, 2019, 19% and 20%, respectively, of the income-producing CRE loans were owner occupied properties; the remainder were non-owner occupied properties where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. Interest rates on CRE loans may be fixed, variable or hybrid. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, with a primary concentration in California accounting for 76% of the CRE loan portfolio as of both March 31, 2020 and December 31, 2019

Commercial — Multifamily Residential Loans. Multifamily residential loans totaled $2.90 billion and $2.86 billion as of March 31, 2020 and December 31, 2019, respectively, and accounted for 8% of total loans as of both dates. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. As of both March 31, 2020 and December 31, 2019, 82% of the Company’s multifamily residential loans were concentrated in California. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years.

Commercial — Construction and Land Loans. Construction and land loans totaled $606.2 million and $628.5 million as of March 31, 2020 and December 31, 2019, respectively, and accounted for 2% of total loans as of both dates. Included in the portfolio were construction loans of $544.1 million, with additional unfunded commitments of $326.4 million as of March 31, 2020, and construction loans of $558.2 million with additional unfunded commitments of $351.4 million as of December 31, 2019. The construction loans provide financing for multifamily residential, hotels, offices, industrial and retail structures. Based on total commitment, the construction and land loans had a weighted average LTV of 54% as of March 31, 2020. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOCs loan portfolios by geography as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,168,482		$699,131		$3,867,613
Northern California	1,058,009		312,227		1,370,236
California	4,226,491	57%	1,011,358	69%	5,237,849	59%
New York	1,838,248	25%	240,583	17%	2,078,831	23%
Washington	623,223	8%	132,146	9%	755,369	9%
Massachusetts	237,897	3%	30,848	2%	268,745	3%
Texas	189,498	3%	—	—%	189,498	2%
Other markets	288,366	4%	37,927	3%	326,293	4%
Total	$7,403,723	100%	$1,452,862	100%	$8,856,585	100%
Lien priority:
First mortgage	$7,403,722	100%	$1,216,294	84%	$8,620,016	97%
Junior lien mortgage	1	0%	236,568	16%	236,569	3%
Total	$7,403,723	100%	$1,452,862	100%	$8,856,585	100%

($ in thousands)	December 31, 2019
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,081,368		$702,915		$3,784,283
Northern California	1,038,945		309,883		1,348,828
California	4,120,313	58%	1,012,798	69%	5,133,111	60%
New York	1,657,732	23%	257,344	17%	1,915,076	22%
Washington	630,307	9%	133,625	9%	763,932	9%
Massachusetts	235,393	3%	31,310	2%	266,703	3%
Texas	188,838	3%	—	—%	188,838	2%
Other markets	276,007	4%	37,706	3%	313,713	4%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%
Lien priority:
First mortgage	$7,108,588	100%	$1,238,186	84%	$8,346,774	97%
Junior lien mortgage	2	0%	234,597	16%	234,599	3%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%

(1)	Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $7.40 billion and $7.11 billion as of March 31, 2020 and December 31, 2019, respectively, and accounted for 20% of total loans as of both dates. The Company was in a first lien position for virtually all single-family residential loans as of both March 31, 2020 and December 31, 2019. Many of these loans are reduced documentation loans where a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. As of March 31, 2020 and December 31, 2019, 57% and 58% of the Company’s single-family residential loans, respectively, were concentrated in California. The Company offers a variety of first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. HELOCs totaled $1.45 billion and $1.47 billion as of March 31, 2020 and December 31, 2019, respectively, and accounted for 4% of total loans as of both dates. The Company was in a first lien position for 84% of total HELOCs as of both March 31, 2020 and December 31, 2019. Many of the loans within this portfolio are reduced documentation loans, where a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. As of both March 31, 2020 and December 31, 2019, 69% of the Company’s HELOCs were concentrated in California. The HELOC portfolio is comprised largely of variable-rate loans.

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

Purchased Credit-Deteriorated Loans

The Company adopted ASU 2016-13 using the prospective transition approach for purchased credit deterioration (“PCD”) loans that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the PCD loans was adjusted to reflect the $1.2 million addition of allowance for loan losses. The Company did not acquire any PCD loans during the first quarter of 2020. For additional details regarding PCD loans, see Note 2 — Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q. Prior to the adoption of ASU 2016-13, the carrying value of PCI loans totaled $222.9 million as of December 31, 2019.

Loans Held-for-Sale

As of March 31, 2020 and December 31, 2019, loans held-for-sale totaled $1.6 million and $434 thousand, respectively, and consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Loan Purchases, Transfers and Sales

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances the Company also purchases loans and participates in loans with other banks. The Company also participates out interests in commercial loans to other financial institutions and sells loans in the normal course of business.

The following tables provide information on loan purchases, transfers and sales during the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31, 2020
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans purchased	$130,583	$—	$1,513	$1,084	$133,180
Loans transferred from held-for-investment to held-for-sale	$102,973	$7,250	$—	$—	$110,223
Loans sold:
Originated loans:
Amount	$102,973	$7,250	$—	$4,642	$114,865
Net gains	$235	$665	$—	$50	$950

($ in thousands)	Three Months Ended March 31, 2019
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans purchased	$107,194	$—	$4,218	$36,402	$147,814
Loans transferred from held-for-investment to held-for-sale	$75,573	$16,655	$—	$—	$92,228
Write-downs to allowance for loan losses	$(73)	$—	$—	$—	$(73)
Loans sold:
Originated loans:
Amount	$57,409	$16,655	$—	$2,442	$76,506
Net gains	$131	$753	$—	$31	$915
Purchased loans:
Amount	$18,237	$—	$—	$—	$18,237

(1)	Net gains on sales of purchased loans in the first quarter of 2019 were insignificant.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short and long-term borrowings, and long-term debt. See Item 2 — MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020		December 31, 2019		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$11,833,397	30%	$11,080,036	30%	$753,361	7%
Interest-bearing checking	5,467,508	14%	5,200,755	14%	266,753	5%
Money market	9,302,246	24%	8,711,964	23%	590,282	7%
Savings	2,117,274	6%	2,117,196	6%	78	0%
Time deposits	9,966,533	26%	10,214,308	27%	(247,775)	(2)%
Total deposits	$38,686,958	100%	$37,324,259	100%	$1,362,699	4%
Other Funds
Short-term borrowings	$66,924		$28,669		$38,255	133%
FHLB advances	646,336		745,915		(99,579)	(13)%
Repurchase agreements	450,000		200,000		250,000	125%
Long-term debt	147,169		147,101		68	0%
Total other funds	$1,310,429		$1,121,685		$188,744	17%
Total sources of funds	$39,997,387		$38,445,944		$1,551,443	4%

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $38.69 billion as of March 31, 2020, an increase of $1.36 billion or 4% from $37.32 billion as of December 31, 2019.This growth was primarily due to a $753.4 million or 7% increase in noninterest-bearing demand and a $590.3 million or 7% increase in money market, partially offset by a $247.8 million or 2% decrease in time deposits. Noninterest-bearing demand deposits comprised 30% of total deposits as of both March 31, 2020 and December 31, 2019. Additional information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Funds

The Company’s other sources of funding consist of short-term borrowings, FHLB advances, repurchase agreements and long-term debt.

The Company had $66.9 million of short-term borrowings outstanding as of March 31, 2020, compared with $28.7 million as of December 31, 2019. This funding was entered into by the Company’s subsidiary, East West Bank (China) Limited, and will mature in 2020 and the first quarter of 2021. As of March 31, 2020, short-term borrowings had fixed interest rates ranging from 3.65% to 3.73%.

FHLB advances were $646.3 million as of March 31, 2020, a decrease of $99.6 million or 13% from $745.9 million as of December 31, 2019. As of March 31, 2020, FHLB advances had fixed and floating interest rates ranging from 1.18% to 2.34% with remaining maturities between 1.1 years and 2.6 years.

Gross repurchase agreements totaled $450.0 million as of both March 31, 2020 and December 31, 2019. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of March 31, 2020, the Company did not have gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. In comparison, net repurchase agreements totaled $200.0 million as of December 31, 2019, after netting $250.0 million of gross repurchase agreements against gross resale agreements. As of March 31, 2020, gross repurchase agreements had interest rates ranging from 3.23% to 4.06%, original terms between 4.0 years and 9.0 years and remaining maturities between 2.6 years and 3.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of March 31, 2020, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, as well as to enhance liquidity and regulatory capital. Long-term debt totaled $147.2 million and $147.1 million as of March 31, 2020 and December 31, 2019, respectively. Long-term debt is comprised of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 3.13% and 4.30% for the first quarters of 2020 and 2019, respectively, with remaining maturities ranging between 14.7 years and 17.5 years as of March 31, 2020.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020		December 31, 2019
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$294,054	1%	$511,639	1%
AFS debt securities (1)	$204,942	0%	$204,948	0%
Loans held-for-investment (2)	$542,697	1%	$573,305	1%
Total assets	$1,132,054	2%	$1,361,652	3%
Subsidiary bank in China:
Cash and cash equivalents	$544,860	1%	$548,930	1%
Interest-bearing deposits with banks	$219,517	0%	$142,587	0%
Loans held-for-investment (2)	$745,553	2%	$819,110	2%
Total assets	$1,562,179	3%	$1,520,627	3%

(1)Comprised of foreign bonds as of March 31, 2020 and comprised of foreign bonds and U.S. Treasury securities as of December 31, 2019.
(2)Primarily comprised of C&I loans as of both March 31, 2020 and December 31, 2019.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020		2019
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$6,929	2%	$8,897	2%
Subsidiary bank in China:
Total revenue	$7,179	2%	$7,084	2%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company repurchased 4,471,682 shares at a total cost of $146.0 million during the first quarter of 2020. The Company's total remaining available share repurchase authorization as of March 31, 2020 was $354.0 million.

The Company’s stockholders’ equity was $4.90 billion as of March 31, 2020, a $114.6 million or 2% decrease from $5.02 billion as of December 31, 2019. The decrease in the Company’s stockholders’ equity was primarily due to share repurchase activity of $146.0 million; a decrease in opening retained earnings of $98.0 million as a result of the adoption of ASU 2016-13, and cash dividends declared of $40.5 million during the first quarter of 2020, offset by first quarter 2020 net income of $144.8 million. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $34.67 per common share as of March 31, 2020, compared with $34.46 per common share as of December 31, 2019. The Company paid a quarterly cash dividend of $0.275 and $0.230 per common share for the first quarters of 2020 and 2019, respectively. In April 2020, the Company’s Board of Directors declared second quarter 2020 cash dividends of $0.275 per common share. The dividend will be paid on May 15, 2020 to stockholders of record as of May 4, 2020.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2019 Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital for two years and phases the impact over three years beginning in 2022. As a result, the March 31, 2020 ratios exclude the impact of the increased allowance for credit losses. The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2020 and December 31, 2019 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2020		December 31, 2019		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-Based Capital Ratios:
CET1 capital	12.4%	12.3%	12.9%	12.9%	4.5%	7.0%	6.5%
Tier 1 capital	12.4%	12.3%	12.9%	12.9%	6.0%	8.5%	8.0%
Total capital	13.9%	13.4%	14.4%	13.9%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.2%	10.1%	10.3%	10.3%	4.0%	4.0%	5.0%

(1)	The Tier 1 leverage well-capitalized requirement applies to the Bank only because there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.

(2)
As of January 1, 2019, the 2.5% capital conservation buffer above the minimum capital ratios is required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2020 and December 31, 2019, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $36.55 billion as of March 31, 2020, an increase of $1.41 billion or 4% from $35.14 billion as of December 31, 2019. The increase in the risk-weighted assets was primarily due to loan growth and an increase in derivative fair values.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. A portion of the Company’s loans, derivatives, debt securities, resale agreements, FHLB advances, and deposits, as well as junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. In early 2019, the ARRC released final recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating-rate notes and securitizations. The International Swaps and Derivatives Association, Inc. is in the process of developing detailed guidance on fallback contract language.

The Company has been closely monitoring the impact of COVID-19 and any potential delay in the cessation of LIBOR. Although the Financial Conduct Authority has expressed that it is assessing the potential impacts of COVID-19 on transition timelines, the target date currently remains unchanged.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021, unless there is a delay in the cessation of LIBOR due to impacts of COVID-19. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates, (2) developing an inventory of LIBOR indexed products, and (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable. The Company continues to monitor this activity and evaluate the related risks. The Company’s cross-functional team also manages communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2019 Form 10-K.

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

Commitments to Extend Credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”) and financial guarantees to meet the financing needs of our customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

Guarantees

In the ordinary course of business, the Company enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 17 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2019 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7. MD&A — Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2019 Form 10-K.

Risk Management

Overview

In the course of conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board approved enterprise risk management (“ERM”) framework, which outlines its company-wide approach to risk management and oversight and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as capital risk, strategic risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and legal and compliance risk.

The Board of Directors monitors the ERM program to ensure independent review and oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to reduce the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, reporting directly to the Board’s Audit Committee. Further discussion and analyses of each major risk area are included in the following sub-sections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or counterparty will fail to perform according to terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of our assets and exposures such as loans and certain derivatives. The majority of our credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards, portfolio credit risk management and processes to enable management to control credit risk including diversification and liquidity. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function reports on the overall credit risk portfolio to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessments of the quality of underwriting and documentation, reporting directly to the Board’s Risk Oversight Committee. A key to our credit risk management is adherence to a well-controlled underwriting process.

A meaningful way to assess overall credit quality performance of our held-for-investment portfolio is through an analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Non-performing Assets, Troubled Debt Restructurings (“TDRs”), and Allowance for Credit Losses.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”), and other nonperforming assets. OREO and other nonperforming assets are repossessed assets and properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

The following table presents information regarding nonperforming assets as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020	December 31, 2019
	Nonaccrual Loans	Non-PCI Nonaccrual Loans
Commercial:
C&I	$89,079	$74,835
CRE:
CRE	6,298	16,441
Multifamily residential	803	819
Total CRE	7,101	17,260
Consumer:
Residential mortgage:
Single-family residential	17,536	14,865
HELOCs	10,446	10,742
Total residential mortgage	27,982	25,607
Other consumer	2,506	2,517
Total nonaccrual loans	126,668	120,219

OREO, net	19,504	125
Other nonperforming assets	4,758	1,167
Total nonperforming assets	$150,930	$121,511
Nonperforming assets to total assets	0.33%	0.27%
Nonaccrual loans to loans held-for-investment	0.35%	0.35%
Allowance for loan losses to nonaccrual loans	439.73%	298.03%
Annualized quarterly net charge-offs to average loans held-for-investment	0.01%	0.10%
TDR included in nonperforming loans	$34,364	$54,566

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loan repayments and for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition. Nonaccrual loans were $126.7 million as of March 31, 2020, an increase of $6.4 million or 5% from $120.2 million as of December 31, 2019. This increase is primarily due to new additions from C&I and residential mortgage loans, partially offset by charge-offs and loans returned to accrual status, paid down or paid off. Nonaccrual loans as a percentage of loans held-for-investment were 0.35% as of both March 31, 2020 and December 31, 2019. C&I nonaccrual loans were 70% and 62% of total nonaccrual loans as of March 31, 2020 and December 31, 2019, respectively. Credit risk related to the C&I nonaccrual loans were partially mitigated by the collateral in place. As of March 31, 2020, $61.9 million, or 49%, of the $126.7 million nonaccrual loans were less than 90 days delinquent. In comparison, $35.6 million or 30%, of the $120.2 million nonaccrual loans were less than 90 days delinquent as of December 31, 2019.

OREO was $19.5 million as of March 31, 2020, a quarter-over-quarter increase of $19.4 million because the Company took possession of a retail CRE property located in Southern California.

The following table presents the accruing loans past due by portfolio segments as of March 31, 2020 and December 31, 2019:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	March 31, 2020	December 31, 2019			March 31, 2020	December 31, 2019
Commercial:
C&I	$18,385	$48,155	$(29,770)	(62)%	0.15%	0.40%
CRE:
CRE	6,986	24,807	(17,821)	(72)%	0.07%	0.24%
Multifamily residential	876	729	147	20%	0.03%	0.03%
Total CRE	7,862	25,536	(17,674)	(69)%	0.06%	0.19%
Total commercial	26,247	73,691	(47,444)	(64)%	0.10%	0.29%
Consumer:
Residential mortgage:
Single-family residential	58,663	20,517	38,146	186%	0.79%	0.29%
HELOCs	14,634	7,064	7,570	107%	1.01%	0.48%
Total residential mortgage	73,297	27,581	45,716	166%	0.83%	0.32%
Other consumer	63	11	52	473%	0.02%	0.00%
Total consumer	73,360	27,592	45,768	166%	0.81%	0.31%
Total	$99,607	$101,283	$(1,676)	(2)%	0.28%	0.29%

(1)	There were no accruing loans past due 90 days or more as of both March 31, 2020 and December 31, 2019.

Troubled Debt Restructurings

TDRs are loans, for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectibility and meet the borrower’s financial needs. The Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act, the Company has elected to not apply TDR classification to any COVID-19 related loan modifications. On April 7, 2020, the federal banking regulators issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronovirus (Revised)” (the Interagency Statement). The Interagency Statement provides additional TDR relief as it clarifies that it is not necessary to consider the impact of the COVID-19 pandemic on the financial condition of a borrower in connection with a short-term (e.g., six months) COVID-19 related loan modification provided that the borrower is current at the date the modification program is implemented. For COVID-19 related loan modifications in the form of payment deferrals, the delinquency status will not advance and loans that were accruing at the time that the relief is provided will generally not be placed on nonaccrual status during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following table presents the performing and nonperforming TDRs by portfolio segments as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020		December 31, 2019
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$30,186	$31,956	$39,208	$41,014
CRE:
CRE	5,133	385	5,177	11,503
Multifamily residential	3,320	222	3,644	229
Construction and land	19,691	—	19,691	—
Total CRE	28,144	607	28,512	11,732
Consumer:
Residential mortgage:
Single-family residential	6,764	1,085	7,346	1,098
HELOCs	2,814	716	2,832	722
Total residential mortgage	9,578	1,801	10,178	1,820
Total TDRs	$67,908	$34,364	$77,898	$54,566

Performing TDRs were $67.9 million as of March 31, 2020, a decrease of $10.0 million or 13% from $77.9 million as of December 31, 2019. This decrease reflects performing C&I loans no longer classified as TDR, loan pay-offs and loan paydowns, offset by three C&I loans that were newly designated as TDR. Nonperforming TDRs were $34.4 million as of March 31, 2020, a decrease of $20.2 million, or 37% from $54.6 million as of December 31, 2019. This decrease primarily reflects one CRE loan transferred to OREO.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded credit commitments.

Allowance for Loan Losses — The allowance for loan losses is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loan loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loan loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level as well as for changes in environmental conditions.

Allowance for loan losses is measured on a collective basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral, adjusted for selling cost as appropriate.

Allowance for Unfunded Credit Commitments — The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for unfunded credit commitments is adjusted through Provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The allowance for unfunded credit commitments include reserves provided for unfunded lending commitments, SBLCs, and recourse obligations for loans sold.

The allowance for loan losses is reported separately on the Consolidated Balance Sheet, whereas the allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Provision for credit losses is reported on the Consolidated Statement of Income.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. In addition to regular quarterly reviews of the adequacy of the allowance for credit losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. While the Company believes that the allowance for credit losses was appropriate as of March 31, 2020, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. The Company adopted ASU 2016-13 on January 1, 2020. For additional information, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — New Accounting Pronouncements Adopted. The calculation of the allowance for credit losses involves subjective and complex judgments. For additional details about the Company’s allowance for credit losses, including the methodologies used, see Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements and Item 7. MD&A — Critical Accounting Policies and Estimates in this Form 10-Q.

The following table presents a summary of activities in the allowance for loan losses for loans by portfolio segments for the first quarter of 2020:

($ in thousands)	March 31, 2020
	Commercial				Consumer			Total
	C&I	CRE			Residential Mortgage		Other Consumer
		CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, December 31, 2019	$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption	74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020	312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of ) credit losses	60,618	11,435	1,281	1,482	1,700	412	(2,272)	74,656
Gross charge-offs	(11,977)	(954)	—	—	—	—	(26)	(12,957)
Gross recoveries	1,575	9,660	535	21	265	2	1	12,059
Total net charge-offs	(10,402)	8,706	535	21	265	2	(25)	(898)
Foreign currency translation adjustments	(200)	—	—	—	—	—	—	(200)
Allowance for loan losses, March 31, 2020	$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003

The following table presents a summary of activities in the allowance for unfunded credit commitments for the first quarter of 2020:

($ in thousands)	Three Months Ended March 31, 2020
Unfunded credit facilities
Allowance for unfunded credit commitments, December 31, 2019	$11,158
Impact of ASU 2016-13 adoption	10,457
Allowance for unfunded credit commitments, January 1, 2020	21,615
Reversal of credit losses	(786)
Allowance for unfunded credit commitments, March 31, 2020	$20,829

Total provision for credit losses	$73,870

The following table presents a summary of activities in the allowance for loan losses and the allowance for unfunded credit commitments for the first quarter of 2019:

($ in thousands)		Three Months Ended March 31, 2019
Allowance for loan losses, beginning of period		$311,322
Provision for loan losses	(a)	20,640
Gross charge-offs:
Commercial:
C&I		(17,244)
Consumer:
Other consumer		(14)
Total gross charge-offs		(17,258)
Gross recoveries:
Commercial:
C&I		2,251
CRE:
CRE		222
Multifamily residential		281
Construction and land		63
Total CRE		566
Consumer:
Residential mortgage:
Single-family residential		2
HELOCs		2
Total residential mortgage		4
Total gross recoveries		2,821
Net charge-offs		(14,437)
Foreign currency translation adjustments		369
Allowance for loan losses, end of period		$317,894

Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$12,566
Provision for credit losses	(b)	1,939
Allowance for unfunded credit commitments, end of period		$14,505

Total provision for credit losses	(a) + (b)	$22,579

The following table presents the Company’s credit quality ratios for the first quarters of 2020 and 2019:

($ in thousands)	Three Months Ended March 31,
	2020	2019
Average loans held-for-investment	$35,153,522	$32,414,467
Loans held-for-investment	$35,893,393	$32,863,286
Allowance for loan losses on loans to loans held-for-investment	1.55%	0.97%
Annualized net charge-offs to average loans held-for-investment	0.01%	0.18%

As of March 31, 2020, the allowance for loan losses amounted to $557.0 million or 1.55% of loans held-for-investment, compared with $358.3 million or 1.03% and $317.9 million or 0.97% of loans held-for-investment as of December 31, 2019 and March 31, 2019, respectively. The increase in allowance for loan losses was largely due to a combination of factors: the adoption of ASU 2016-13 which increased allowance for loan losses by $125.2 million, a deterioration in the forecasted macroeconomic variables related to the impact of COVID-19 pandemic and loan growth that resulted in a $73.9 million increase in provision for credit losses. Gross charge-offs of $13.0 million were primarily from C&I loans, which were almost entirely offset by recoveries, primarily from CRE loans. C&I charge-offs in the first quarter of 2020 of $12.0 million, primarily resulted from our oil and gas loan portfolio.

The allowance for unfunded credit commitments was $20.8 million as of March 31, 2020 and $11.2 million as of December 31, 2019. The allowance for unfunded credit commitments as of March 31, 2020 included a cumulative-effect adjustment due to the adoption of ASU 2016-13. The Company believes that the allowance for credit losses as of March 31, 2020 and December 31, 2019 was adequate.

The following table presents the Company’s allocation of the allowance for loan losses by portfolio segment and the ratio of each loan type to total loans held-for-investment as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020			December 31, 2019
	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans
Commercial:
C&I	$362,629	65%	35%	$238,376	67%	35%
CRE:
CRE	132,819	24%	30%	40,509	11%	30%
Multifamily residential	16,530	3%	8%	22,826	6%	8%
Construction and land	11,018	2%	2%	19,404	5%	2%
Total CRE	160,367	29%	40%	82,739	22%	40%
Consumer:
Residential mortgage:
Single-family residential	26,822	4%	20%	28,527	8%	20%
HELOCs	3,881	1%	4%	5,265	2%	4%
Total residential mortgage	30,703	5%	24%	33,792	10%	24%
Other consumer	3,304	1%	1%	3,380	1%	1%
Total	$557,003	100%	100%	$358,287	100%	100%

The allowance for loan losses increased $198.7 million or 55% from December 31, 2019, primarily driven by ASU 2016-13 adoption impact of $74.2 million in C&I and $72.2 million in CRE loans, as well as first quarter 2020 provision for C&I credit losses of $60.6 million mainly due to the significant deterioration in the economic outlook from the COVID-19 pandemic.

Upon adoption of ASU 2016-13, allowance for loan losses for PCD loans is determined using the same methodology as other loans held-for-investment. As of December 31, 2019, the Company had no allowance for loan losses against $222.9 million of PCI loans.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which is relatively stable and low-cost. Total deposits amounted to $38.69 billion as of March 31, 2020, compared with $37.32 billion as of December 31, 2019. The Company’s loan-to-deposit ratio was 93% as of both March 31, 2020 and December 31, 2019. In addition, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB and Federal Reserve Bank of San Francisco (“FRB”) to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company’s liquid assets include cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and AFS debt securities. The following table presents the Company’s liquid assets as of March 31, 2020 and December 31, 2019:

($ in thousands)	March 31, 2020			December 31, 2019
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$3,080,042	$3,080,042	$—	$3,261,149	$3,261,149
Interest-bearing deposits with banks	—	293,509	293,509	—	196,161	196,161
Short-term resale agreements	—	400,000	400,000	—	400,000	400,000
AFS debt securities	742,410	2,953,533	3,695,943	479,432	2,837,782	3,317,214
Total	$742,410	$6,727,084	$7,469,494	$479,432	$6,695,092	$7,174,524

Unencumbered liquid assets totaled $6.73 billion and $6.70 billion as of March 31, 2020 and December 31, 2019, respectively. AFS debt securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, municipal securities, and foreign bonds. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB was $6.68 billion and $2.91 billion, respectively, as of March 31, 2020. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $875.0 million with correspondent banks as of March 31, 2020. Estimated borrowing capacity from unpledged AFS debt securities totaled $2.51 billion as of March 31, 2020. In sum, the Company had available borrowing capacity of $13.0 billion as of March 31, 2020, and the Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

Liquidity Risk — Liquidity for East West. East West’s primary source of liquidity is from cash dividends by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2019 Form 10-K. During the first quarters of 2020 and 2019, the Bank paid total dividends of $211.0 million and $40.0 million to East West, respectively.

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

In response to recent developments relating to COVID-19, the Company is closely monitoring the impact of the pandemic on its business. The uncertainty surrounding COVID-19 and in the financial service industry in general could potentially impact the liquidity of the Company. The strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. As of March 31, 2020, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact of the COVID-19 pandemic on its business and financial position.

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

($ in thousands)	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$91,703	$139,241
Net cash used in investing activities	(1,405,330)	(118,681)
Net cash provided by financing activities	1,119,028	749,370
Effect of exchange rate changes on cash and cash equivalents	13,492	14,018
Net (decrease) increase in cash and cash equivalents	(181,107)	783,948
Cash and cash equivalents, beginning of period	3,261,149	3,001,377
Cash and cash equivalents, end of period	$3,080,042	$3,785,325

Operating Activities — Net cash provided by operating activities was $91.7 million and $139.2 million for the first quarters of 2020 and 2019, respectively. During the first quarters of 2020 and 2019, net cash provided by operating activities mainly reflected inflows of $144.8 million and $164.0 million from net income, respectively. During the first quarter of 2020, net operating cash inflows also benefited from $105.3 million of non-cash adjustments to reconcile net income to net operating cash, as well as $304.7 million of net changes in accrued expenses and other liabilities, partially offset by $462.8 million of net changes in accrued interest receivable and other assets. In comparison, during the same period in 2019, net operating cash inflows benefited from $62.2 million of non-cash adjustments to reconcile net income to net operating cash, which was offset by $60.8 million of net changes in accrued expenses and other liabilities, and $27.6 million of net changes in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $1.41 billion and $118.7 million for the first quarters of 2020 and 2019, respectively. During the first quarter of 2020, net cash used in investing activities primarily reflected cash outflows of $1.14 billion from loans held-for-investment, $372.0 million from AFS debt securities, $115.4 million from interest-bearing deposits with banks, and $27.6 million from net funding of investments in qualified affordable housing partnerships, tax credit and other investments. The cash outflows from loans held-for-investment were primarily due to C&I, CRE and single-family residential loan growth during the first quarter of 2020. These cash outflows used in investing activities were partially offset by cash inflows of $250.0 million from resale agreements. During the same period in 2019, net cash used in investing activities primarily reflected cash outflows of $465.0 million from loans held-for-investment and $33.3 million from net funding of investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by a $245.4 million increase in interest-bearing deposits with banks and net cash inflows from AFS debt securities of $137.2 million.

Financing Activities — Net cash provided by financing activities was $1.12 billion and $749.4 million for the first quarters of 2020 and 2019, respectively. During the first quarters of 2020, net cash provided by financing activities primarily reflected net increases of $1.37 billion in deposits and $40.0 million in short-term borrowings, partially offset by $146.0 million in shares repurchased, $100.0 million repayment of FHLB advances, and $41.4 million in cash dividends. During the same period in 2019, net cash provided by financing activities primarily reflected a net increase of $800.1 million in deposits, partially offset by $34.9 million in cash dividends.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices including interest rates, foreign exchange rates, interest rate contracts, investment securities prices, and related risk resulting from mismatches in rate sensitive assets and liabilities.

The Board’s Risk Oversight Committee has primary oversight responsibility. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, and is the primary market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, and affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company incorporates both a static balance sheet and a forward growth balance sheet in order to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

Twelve-Month Net Interest Income Simulation

Net Interest Income simulation modeling looks at interest rate risk through earnings. It projects the changes in interest rate sensitive asset and liability cash flows, expressed in terms of net interest income, over a specified time horizon for defined interest rates scenarios. Net interest income simulations generate insight into the impact of market rates changes on earnings and guide risk management decisions. The Company assesses interest rate risk by comparing net interest income using different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity as of March 31, 2020 and December 31, 2019 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2020	December 31, 2019
+200	12.8%	13.2%
+100	5.7%	6.7%
-100	(0.4)%	(5.5)%
-200	(0.7)%	(8.7)%

(1)	The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s estimated twelve-month net interest income sensitivity as of March 31, 2020 was lower when compared with the sensitivity as of December 31, 2019, for both the upward 100 and upward 200 basis point rate scenarios. This reflects a greater rate of upward repricing in the Company’s deposit portfolio, which offsets simulated increases in interest income from higher interest rates on assets. The reduction in simulated increases in interest income is also impacted by the increase in the population of floating rate loans that are currently at their floors, which has increased under the current low interest rate environment. In both of the simulated downward interest rate scenarios, sensitivity is primarily decreased as a result of the 150 basis point reduction in the federal funds target rate range to 0.00% and 0.25% during March 2020.

The Company’s net interest income profile as of March 31, 2020 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline, albeit the federal funds rate is floored at the target range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The federal funds target rate was between 0.00% and 0.25% as of March 31, 2020 and between 1.50% and 1.75% as of December 31, 2019. In its statement released on March 3, 2020, the Federal Open Market Committee decided to lower the target range for the federal funds rate to a range of between 1.00% to 1.25% and, on March 15, 2020, further announced its decision to lower the target range to 0.00% and 0.25%. The Fed deemed that the effects of the COVID-19 pandemic will weigh on economic activity in the near term and pose risks to the economic outlook.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2020	December 31, 2019
+200 Rate Ramp	5.0%	6.0%
+100 Rate Ramp	2.2%	3.0%
-100 Rate Ramp	(0.3)%	(2.6)%
-200 Rate Ramp	(0.4)%	(5.1)%

(1)	The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. Between March 31, 2020 and December 31, 2019, the Company’s modeled sensitivity slightly decreased under a ramp simulation.

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

The following table presents the Company’s EVE sensitivity as of March 31, 2020 and December 31, 2019 related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in both directions:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	March 31, 2020	December 31, 2019
+200	11.2%	7.0%
+100	6.5%	3.6%
-100	(0.9)%	(1.4)%
-200	(5.8)%	(3.5)%

(1)	The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios increased as of March 31, 2020. The sensitivity for the downward 100 basis points scenario decreased while the sensitivity for the downward 200 basis points scenario increased as of March 31, 2020, as compared with the results as of December 31, 2019. The changes in EVE sensitivity during this period were primarily due to the reduced base EVE and the change in level and shape of the yield curve.

The Company’s EVE profile as of March 31, 2020 reflects an asset sensitive EVE position. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

Fair Value Hedges — As of March 31, 2020, the Company had two cancellable interest rate swap contracts with original terms of 20 years. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). As of March 31, 2020, the outstanding foreign currency forwards effectively hedged approximately 92% of the RMB exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

Interest Rate Contracts — The Company offers various interest rate derivative contracts to its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, are economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange exposure by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties to manage its credit exposure. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with the proprietary trading exemption provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtained warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. The warrants included on the Consolidated Financial Statements were from public and private companies.

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

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2019 Form 10-K, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements of this Form 10-Q.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and use of estimates (for significant accounting policies and use of estimates of allowance for credit losses, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies in this Form 10-Q and for all other significant accounting policies and use of estimates, see Note 1 — Summary of Significant Accounting Policies of the Company’s 2019 Form 10-K) are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgment in applying complex accounting principles to individual transactions to determine the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments.

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

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting pronouncements issued, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

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

During the first quarter of 2019, the Company recorded a $7.0 million pre-tax impairment charge related to DC Solar.

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ and shares in thousands, except per share data)		Three Months Ended March 31,
		2020	2019
Net income	(a)	$144,824	$164,024
Add: Impairment charge related to DC Solar (1)		—	6,978
Tax effect of adjustments (2)		—	(2,063)
Non-GAAP net income	(b)	$144,824	$168,939

Diluted weighted-average number of shares outstanding		145,285	145,921

Diluted EPS		$1.00	$1.12
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	0.04
Non-GAAP diluted EPS		$1.00	$1.16

Average total assets	(c)	$44,755,509	$40,738,404
Average stockholders’ equity	(d)	$5,022,005	$4,537,301
ROA (3)	(a)/(c)	1.30%	1.63%
Non-GAAP ROA (3)	(b)/(c)	1.30%	1.68%
ROE (3)	(a)/(d)	11.60%	14.66%
Non-GAAP ROE (3)	(b)/(d)	11.60%	15.10%

(1)	Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.

(2)	Applied statutory rates of 28.35% for the first quarter of 2020 and 29.56% for the first quarter of 2019.

(3)	Annualized.

($ in thousands)		Three Months Ended March 31,
		2020	2019
Net interest income before provision for credit losses	(a)	$362,707	$362,461
Total noninterest income		54,049	42,131
Total revenue	(b)	$416,756	$404,592

Total noninterest expense	(c)	$178,876	$186,922
Less: Amortization of tax credit and other investments		(17,325)	(24,905)
Amortization of core deposit intangibles		(953)	(1,174)
Non-GAAP noninterest expense	(d)	$160,598	$160,843

Efficiency ratio	(c)/(b)	42.92%	46.20%
Non-GAAP efficiency ratio	(d)/(b)	38.54%	39.75%

($ and shares in thousands, except per share data)		March 31, 2020	December 31, 2019	March 31, 2019
Stockholders’ equity	(a)	$4,902,985	$5,017,617	$4,591,930
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(14,769)	(16,079)	(21,109)
Non-GAAP tangible common equity	(b)	$4,422,519	$4,535,841	$4,105,124

Number of common shares at period-end	(c)	141,435	145,625	145,501
Non-GAAP tangible common equity per share	(b)/(c)	$31.27	$31.15	$28.21

(1)	Includes core deposit intangibles and mortgage servicing assets.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to

•
the impact of disease pandemics, such as the outbreak and worldwide spread of COVID-19, on the Company, its operations and its customers and employees; and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the below-mentioned and/or other risks, and significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period;

•	changes in the U.S. economy, including an economic slowdowns or recession, inflation, deflation, employment levels, rate of growth and general business conditions;

•	fluctuations in the Company’s stock price;

•	government intervention in the financial system, including changes in government interest rate policies;

•	changes in income tax laws and regulations;

•	the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the U.S. and the People’s Republic of China;

•	the Company’s ability to compete effectively against other financial institutions in its banking markets;

•	success and timing of the Company’s business strategies;

•	the Company’s ability to retain key officers and employees;

•
impact on the Company’s funding costs, net interest income and net interest margin from changes in key variable market interest rates, competition, regulatory requirements and the Company’s product mix;

•	changes in the Company’s costs of operation, compliance and expansion;

•	the Company’s ability to adopt and successfully integrate new technologies into its business in a strategic manner;

•	impact of benchmark interest rate reform in the U.S. that resulted in the SOFR selected as the preferred alternative reference rate to the LIBOR;

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

•
changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve Board System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau and the California Department of Business Oversight - Division of Financial Institutions;

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

•
a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of OTTI on securities held in the Company’s AFS debt securities portfolio; and

•
impact of natural or man-made disasters or calamities, such as wildfires, or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2019 Form 10-K, under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 6 — Derivatives and Item 2. MD&A — Risk Management — Market Risk Management in Part I of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

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

Change in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1. Consolidated Financial Statements — Note 10 — Commitments and Contingencies — Litigation in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

The Company’s 2019 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material changes to the Company’s risk factors as presented in the Company’s 2019 Form 10-K, other than the risk factors set forth below:

The effects of the COVID-19 disease pandemic will impact the Company’s businesses, results of operations and financial condition, and the extent and duration of these impacts remain uncertain. In December 2019, COVID-19 was reported in China, which rapidly spread to other countries, including the U.S. In March 2020, the WHO characterized COVID-19 as a global pandemic and recommended containment and mitigation measures. On January 31, 2020, the U.S. declared a national public health emergency, and the President announced a National Emergency on March 13, 2020. Many states and municipalities have declared emergencies as well. Along with these declarations, there have been extraordinary and wide-ranging actions undertaken by international, federal, state and local public health and governmental authorities to contain the outbreak and spread of COVID-19 across the world and in the U.S., including quarantines, “stay-at-home” orders and similar mandates for individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. A significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the broader economies, financial markets and overall demand environment for the Company’s businesses.

East West Bank is considered an essential business in the seven states where we have branches. As part of the CARES Act passed by Congress in March 2020, various initiatives to protect individuals, businesses and local economies, such as the SBA PPP were established. The Company participates in the SBA PPP, and intends to participate in additional new government-sponsored programs, as they are enacted. In addition, to provide relief to customers during these turbulent times, we are providing payment accommodations for certain small-to medium-sized business, nonprofit organization and consumer customers impacted by COVID-19, and pausing action on collections and foreclosures on certain residential mortgage loans. These initiatives and accommodations made to our customers are expected to negatively impact our revenue and results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more substantially over a longer period of time.

Further, in order to facilitate our business and in response to enhanced safety measures, the Company has consolidated certain branch locations in the U.S., resulting in temporary closure of certain branches, adjusted branch hours and implemented certain employee travel restrictions. In addition, we have implemented business continuity plans, which include shifting a majority of our corporate and division office functions to work remotely, alternating workplace arrangements such as split work sites and rotating shifts for certain employees to suit the changing business requirements. To date, the business continuity plans work as designed and support our ongoing normal course of business. However, our ability to provide services has been, and may continue to be, to some extent, negatively impacted by interruptions due to illnesses of our employees, or the safety measures implemented to prevent illnesses of our employees, including the potential closure of particular branches and certain employees working remotely.

We may face increased cybersecurity risks due to the shifting of a majority of our corporate and division office functions to operating remotely in regions impacted by stay-at-home orders. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home. In addition, our technological resources may be strained due to the number of remote users.

The conditions caused by the COVID-19 pandemic could continue to adversely affect the ability of the Company’s borrowers to satisfy their obligations, and because many of the Company’s loans are secured by real estate, a potential decline in real estate markets could further impact the Company’s business and financial condition and the credit quality of the Company’s loan portfolio, hence potentially increasing our level of charge-offs and provision for credit losses. Further, the disruptions related to COVID-19 may decrease our borrowers’ confidence or with respect to purchasing real estate or homes and adversely affect the demand for the Company’s loans and other products and services, the valuation of our loans, securities and derivatives portfolios, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.

In addition, recent developments and reports relating to COVID-19 have coincided with heightened volatility in financial markets in the U.S. and worldwide. Our businesses and results of operations are affected by the financial markets and general economic conditions primarily in the U.S. and Greater China. The Company executes transactions with various counterparties in the financial industry, including brokers and dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients. This pandemic, and any further measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations and financial condition. Additionally, the earnings impacts from recent and future emergency interest rate cuts could further compress interest margins, which could potentially have an adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic and any resultant economic downturn impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that are outside our control and we may not be able to accurately predict, including the duration and scope of the pandemic and the governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity.

Price Declines in Oil & Gas Sector May Adversely Affect Our Business. The fluctuations in the oil and gas markets have generally been dependent upon the prevailing view of future gas and oil prices, which are influenced by numerous supply and demand factors, including availability and cost of capital, global and domestic economic conditions, environmental regulations, policies of Organization of Petroleum Exporting Countries and Russia, geopolitics, U.S. consumer demand and consumption, transportation industry activity, and other factors. The COVID-19 pandemic, along with recent actions by Saudi Arabia and Russia, have led to a significant decline in oil and gas prices. In consideration of any further price declines in this sector, we have increased our allowance for loan loss against the oil & gas loan portfolio. However, continuous volatility and downward pressure on oil and gas prices in the global market could lead to increased credit losses, which could adversely affect our financial results. For a description of our oil and gas loan exposure, refer to Part 1. Item 2. MD&A — Balance Sheet Analysis — Loan Portfolio — Commercial — Commercial and Industrial Loans in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the three months ended March 31, 2020. The following table summarizes common stock repurchased by the Company under the Company’s common stock repurchase program for the three months ended March 31, 2020:

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2020 - January 31, 2020	—	$—	—	$500.0
February 1, 2020 - February 29, 2020	—	—	—	500.0
March 1, 2020 - March 31, 2020	4,471,682	32.64	4,471,682	354.0
Total	4,471,682	$32.64	4,471,682	$354.0

(1)	Excludes activity of common stock pursuant to various stock compensation plans and agreements totaling $7.6 million.

(2)
On March 3, 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The share repurchase authorization has no expiration date.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1	Form of Amendment to Employment Agreement — Dominic Ng* Filed herewith.

10.2	Form of Amendment to Employment Agreement — Douglas P. Krause* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LTV	Loan-to-value
ALCO	Asset/Liability Committee	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
AOCI	Accumulated other comprehensive income (loss)	MMBTU	Million British thermal unit
ARRC	Alternative Reference Rates Committee	Moody's	Moody’s Investors Service
ASC	Accounting Standards Codification	NAV	Net Asset Value
ASU	Accounting Standards Update	OREO	Other real estate owned
C&I	Commercial and industrial	OTTI	Other-than-temporary impairment
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act	PCD	Purchased financial assets with credit deterioration
CECL	Current expected credit loss	PCI	Purchased credit impaired
CET1	Common Equity Tier 1	PD	Probability of default
CLO	Collateralized loan obligation	PPP	Paycheck Protection Program
CME	Chicago Mercantile Exchange	RMB	Chinese Renminbi
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROE	Return on average equity
EPS	Earnings per share	RPA	Credit risk participation agreement
ERM	Enterprise Risk Management	RSU	Restricted stock unit
EVE	Economic value of equity	S&P	Standard & Poor's
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
Fitch	Fitch Ratings	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank of San Francisco	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	U.S.	United States
HELOC	Home equity lines of credit	USD	U.S. dollar
LCH	London Clearing House	VIE	Variable interest entity
LGD	Loss given default	WHO	World Health Organization
LIBOR	London Interbank Offered Rate

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 8, 2020

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer