Form 10-Q
period 2020-06-30
EAST WEST BANCORP INC
filed 2020-08-10
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒
        Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,486,780 shares as of July 31, 2020.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$602,974	$536,221
Interest-bearing cash with banks	3,930,528	2,724,928
Cash and cash equivalents	4,533,502	3,261,149
Interest-bearing deposits with banks	531,591	196,161
Securities purchased under resale agreements (“resale agreements”)	1,260,000	860,000
Securities:
Available-for-sale (''AFS'') debt securities, at fair value (amortized cost of $3,823,714 in 2020; includes assets pledged as collateral of $745,163 in 2020 and $479,432 in 2019)	3,884,574	3,317,214
Restricted equity securities, at cost	78,963	78,580
Loans held-for-sale	3,875	434
Loans held-for-investment (net of allowance for loan losses of $632,071 in 2020 and $358,287 in 2019; includes assets pledged as collateral of $27,408,027 in 2020 and $22,431,092 in 2019)	36,597,341	34,420,252
Investments in qualified affordable housing partnerships, net	201,888	207,037
Investments in tax credit and other investments, net	251,318	254,140
Premises and equipment (net of accumulated depreciation of $122,372 in 2020 and $116,790 in 2019)	110,709	118,364
Goodwill	465,697	465,697
Operating lease right-of-use assets	94,898	99,973
Other assets	1,393,237	917,095
TOTAL	$49,407,593	$44,196,096
LIABILITIES
Deposits:
Noninterest-bearing	$13,940,420	$11,080,036
Interest-bearing	26,732,258	26,244,223
Total deposits	40,672,678	37,324,259
Short-term borrowings	252,851	28,669
Federal Home Loan Bank (“FHLB”) advances	656,759	745,915
Securities sold under repurchase agreements (“repurchase agreements”)	300,000	200,000
Long-term debt and finance lease liabilities	1,580,442	152,270
Operating lease liabilities	102,708	108,083
Accrued expenses and other liabilities	854,912	619,283
Total liabilities	44,420,350	39,178,479
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,143,278 and 166,621,959 shares issued in 2020 and 2019, respectively	167	167
Additional paid-in capital	1,841,748	1,826,345
Retained earnings	3,755,649	3,689,377
Treasury stock, at cost — 25,656,881 shares in 2020 and 20,996,574 shares in 2019	(633,455)	(479,864)
Accumulated other comprehensive income (loss) (“AOCI”), net of tax	23,134	(18,408)
Total stockholders’ equity	4,987,243	5,017,617
TOTAL	$49,407,593	$44,196,096

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$367,393	$434,450	$779,262	$857,984
AFS debt securities	21,004	15,685	41,146	31,433
Resale agreements	5,514	7,404	11,139	15,310
Restricted equity securities	301	505	747	1,218
Interest-bearing cash and deposits with banks	4,564	16,800	15,672	32,210
Total interest and dividend income	398,776	474,844	847,966	938,155
INTEREST EXPENSE
Deposits	46,399	97,964	122,802	189,969
Short-term borrowings	265	361	821	977
FHLB advances	3,343	4,011	7,509	6,990
Repurchase agreements	3,540	3,469	7,531	6,961
Long-term debt and finance lease liabilities	1,454	1,713	2,821	3,471
Total interest expense	55,001	107,518	141,484	208,368
Net interest income before provision for credit losses	343,775	367,326	706,482	729,787
Provision for credit losses	102,443	19,245	176,313	41,824
Net interest income after provision for credit losses	241,332	348,081	530,169	687,963
NONINTEREST INCOME
Lending fees	21,946	16,423	37,719	31,392
Deposit account fees	10,872	9,607	21,319	19,075
Foreign exchange income	4,562	7,286	12,381	12,301
Wealth management fees	3,091	3,800	8,444	7,574
Interest rate contracts and other derivative income	6,107	10,398	13,180	13,614
Net gains on sales of loans	132	15	1,082	930
Gains on sales of AFS debt securities	9,640	1,447	11,169	3,008
Other investment income	966	706	2,887	1,908
Other income	1,321	3,077	4,505	5,088
Total noninterest income	58,637	52,759	112,686	94,890
NONINTEREST EXPENSE
Compensation and employee benefits	96,955	100,531	198,915	202,830
Occupancy and equipment expense	16,217	17,362	33,293	34,680
Deposit insurance premiums and regulatory assessments	3,700	2,919	7,127	6,007
Legal expense	1,530	2,355	4,727	4,580
Data processing	4,480	3,460	8,306	6,617
Consulting expense	1,413	2,069	2,630	4,128
Deposit related expense	3,353	3,338	6,916	6,842
Computer software expense	7,301	6,211	13,467	12,289
Other operating expense	19,248	22,679	40,367	44,968
Amortization of tax credit and other investments	24,759	16,739	42,084	41,644
Repurchase agreements’ extinguishment cost	8,740	—	8,740	—
Total noninterest expense	187,696	177,663	366,572	364,585
INCOME BEFORE INCOME TAXES	112,273	223,177	276,283	418,268
INCOME TAX EXPENSE	12,921	72,797	32,107	103,864
NET INCOME	$99,352	$150,380	$244,176	$314,404
EARNINGS PER SHARE (“EPS”)
BASIC	$0.70	$1.03	$1.71	$2.16
DILUTED	$0.70	$1.03	$1.70	$2.15
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,486	145,546	143,150	145,402
DILUTED	141,827	146,052	143,560	146,016

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$99,352	$150,380	$244,176	$314,404
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains on AFS debt securities	17,816	29,027	45,269	51,038
Net changes in unrealized losses on cash flow hedges	(1,333)	—	(1,333)	—
Foreign currency translation adjustments	(230)	(6,016)	(2,394)	(2,836)
Other comprehensive income	16,253	23,011	41,542	48,202
COMPREHENSIVE INCOME	$115,605	$173,391	$285,718	$362,606

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2019	145,501,301	$1,799,124	$3,305,054	$(479,265)	$(32,983)	$4,591,930
Net income	—	—	150,380	—	—	150,380
Other comprehensive income	—	—	—	—	23,011	23,011
Net activity of common stock pursuant to various stock compensation plans and agreements	45,268	9,938	—	(133)	—	9,805
Cash dividends on common stock ($0.275 per share)	—	—	(40,533)	—	—	(40,533)
BALANCE, JUNE 30, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593
BALANCE, APRIL 1, 2020	141,435,099	$1,833,784	$3,695,759	$(633,439)	$6,881	$4,902,985
Net income	—	—	99,352	—	—	99,352
Other comprehensive income	—	—	—	—	16,253	16,253
Net activity of common stock pursuant to various stock compensation plans and agreements	51,298	8,131	—	(16)	—	8,115
Cash dividends on common stock ($0.275 per share)	—	—	(39,462)	—	—	(39,462)
BALANCE, JUNE 30, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative-effect of change in accounting principle related to leases (1)	—	—	14,668	—	—	14,668
Net income	—	—	314,404	—	—	314,404
Other comprehensive income	—	—	—	—	48,202	48,202
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	404,980	17,374	—	(14,169)	—	3,205
Cash dividends on common stock ($0.505 per share)	—	—	(74,303)	—	—	(74,303)
BALANCE, JUNE 30, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593
BALANCE, JANUARY 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (2)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	244,176	—	—	244,176
Other comprehensive income	—	—	—	—	41,542	41,542
Net activity of common stock pursuant to various stock compensation plans and agreements	332,694	15,403	—	(7,625)	—	7,778
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.550 per share)	—	—	(79,937)	—	—	(79,937)
BALANCE, JUNE 30, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243

(1) Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequent related ASUs in the first quarter of 2019.
(2) Represents the impact of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) in the first quarter of 2020. Refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) for additional information.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$244,176	$314,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,926	72,113
Accretion of discount and amortization of premiums, net	(18,901)	(9,817)
Stock compensation costs	14,280	15,525
Deferred income tax benefit	(111)	(2,110)
Provision for credit losses	176,313	41,824
Net gains on sales of loans	(1,082)	(930)
Gains on sales of AFS debt securities	(11,169)	(3,008)
Loans held-for-sale:
Originations and purchases	(21,791)	(3,339)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	18,386	3,632
Proceeds from distributions received from equity method investees	1,107	1,538
Net change in accrued interest receivable and other assets	(456,374)	(150,154)
Net change in accrued expenses and other liabilities	257,397	10,320
Other net operating activities	(241)	3
Total adjustments	26,740	(24,403)
Net cash provided by operating activities	270,916	290,001
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(68,884)	(61,555)
Interest-bearing deposits with banks	(315,497)	222,387
Resale agreements:
Proceeds from paydowns and maturities	350,000	50,000
Purchases	(500,000)	(25,000)
AFS debt securities:
Proceeds from sales	484,380	375,102
Proceeds from repayments, maturities and redemptions	848,633	117,325
Purchases	(1,834,087)	(316,740)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	144,015	170,174
Purchases	(145,695)	(326,456)
Other changes in loans held-for-investment, net	(2,475,089)	(1,196,094)
Premises and equipment:
Proceeds from sales	1,883	—
Purchases	(1,846)	(4,414)
Proceeds from distributions received from equity method investees	1,948	3,636
Other net investing activities	(374)	(5,516)
Net cash used in investing activities	(3,510,613)	(997,151)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,355,168	1,035,650
Net increase (decrease) in short-term borrowings	225,834	(38,107)
FHLB advances:
Proceeds	10,100	1,500,000
Repayment	(100,099)	(1,082,000)
Repayment of repurchase agreements	(150,000)	—
Repurchase agreements’ extinguishment cost	(8,740)	—
Long-term debt and lease liabilities:
Proceeds from long-term debt	1,437,269	—
Repayment of long-term debt and lease liabilities	(9,320)	(435)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	(145,965)	—
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,170	1,894
Stocks tendered for payment of withholding taxes	(7,626)	(14,169)
Cash dividends paid	(80,271)	(74,949)
Net cash provided by financing activities	4,527,520	1,327,884
Effect of exchange rate changes on cash and cash equivalents	(15,470)	(497)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,272,353	620,237
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,261,149	3,001,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,533,502	$3,621,614

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$145,723	$203,577
Income taxes, net	$5,609	$76,153
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$143,283	$173,394
Loans transferred to OREO	$19,504	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2020, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. In 2019, the Company acquired East West Markets, LLC, a private broker dealer and also established East West Investment Management LLC, a registered investment adviser. Both East West Markets, LLC and East West Investment Management LLC are wholly-owned subsidiaries of East West.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), applicable guidelines prescribed by regulatory authorities, and general practices in the banking industry. They reflect all adjustments that, in the opinion of management, are necessary for fair statement of the interim Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

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
The ASU introduces a new current expected credit loss (“CECL”) model that applies to most financial assets measured at amortized cost and certain instruments, including trade and other receivables, loan receivables, AFS and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also eliminates the guidance for purchased credit impaired (“PCI”) loans, but requires an allowance for loan losses for purchased financial assets with more than an insignificant deterioration of credit since origination. The ASU also modifies the other-than-temporary impairment (“OTTI”) model for AFS debt securities to require an allowance for credit losses instead of a direct write-down. A reversal of the allowance for credit losses is allowed in future periods based on improvements in credit performance expectations. This ASU expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial Instruments.

The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2020 without electing the fair value option on eligible financial instruments under ASU 2019-05. The adoption of this ASU increased the allowance for loan losses by $125.2 million, and allowance for unfunded credit commitments by $10.5 million and an after-tax decrease to opening retained earnings of $98.0 million on January 1, 2020. The increase to allowance for loan losses was primarily related to the commercial and industrial (“C&I”) and commercial real estate (“CRE”) loan portfolios. The Company did not record an allowance for credit losses related to the Company’s AFS debt securities as a result of this adoption. Disclosures for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in the Company’s 2019 Form 10-K.

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
The ASU simplifies the accounting for goodwill impairment. Under this guidance, an entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, an impairment loss will be recognized when the carrying amount of a reporting unit exceeds its fair value and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance also eliminates the requirement to perform a qualitative assessment for any reporting units with a zero or negative carrying amount. This guidance should be applied prospectively.
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

Recent Accounting Pronouncement

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standard Not Yet Adopted
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Effective for all entities as of March 12, 2020 through December 31, 2022.
In March 2020, the FASB issued a new accounting standard related to contracts or hedging relationships that reference London interbank offered rate or other reference rates that are expected to be discontinued due to reference rate reform. This ASU provides temporary optional expedients and exceptions regarding the accounting requirements related to the modification of certain contracts, hedging relationships and other transactions that are affected by the reference rate reform. The guidance permits the Company to make a one-time election to sell and/or transfer qualifying held-to-maturity securities, and not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022.

The Company has not yet made a determination on whether it will make this election and is currently tracking the exposure as of each reporting period and assessing the significance of impact towards implementing any necessary modification in consideration of the election of this amendment. The Company will continue to assess the impact as the reference rate transition occurs over the next two years.

Summary of Significant Accounting Policies

The Company has revised the following significant accounting policies.

Allowance for Loan Losses — The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities and increased by the provision for credit losses and decreased by net charge-offs. Subsequent recoveries, if any, are credited to the allowance for loan losses. The allowance for loan losses is evaluated quarterly by management based on regular reviews of the collectability of the loans. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level — the commercial loan portfolio is comprised of C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, home equity lines of credit (“HELOC”), and other consumer loans.

The allowance for loan losses represents the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life. The Company measures the expected loan losses on a collective pool basis when similar risk characteristics exist. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimates. Reasonable and supportable forecast periods vary by loan portfolio. The collectively evaluated loans include non-classified and classified loans that have not been determined to be impaired. The Company has adopted lifetime loss rate models for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool.

When impaired loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Impaired loans include nonaccrual and troubled debt restructuring (“TDR”) loans. The Company considers loans to be impaired if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. For loans determined to be impaired, three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan's observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan. When the loan is deemed uncollectible, the Company’s policy is to promptly charge off the estimated impaired amount.

The amortized cost of loans held-for-investment excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election to not recognize an allowance for credit losses for accrued interest receivables as the Company reverses accrued interest if a loan is on nonaccrual status.

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

The allowance for unfunded credit commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities. For all off-balance sheet instruments and commitments, the unfunded credit exposure is calculated using utilization assumptions based on the Company's historical utilization experience in related portfolio segments. Loss rates are applied to the calculated exposure balances to estimate the allowance for unfunded credit commitments. Other elements such as credit risk factors for loans outstanding, terms and expiration dates of the unfunded credit facilities, and other pertinent information are considered to determine the adequacy of the allowance.

The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. Changes to the allowance for unfunded credit commitments are included in Provision for credit losses on the Consolidated Income Statements.

Allowance for Credit Losses on Available-for-Sale Debt Securities — ASU 2016-13 modifies the OTTI model for AFS debt securities to apply an allowance approach for credit impairment as opposed to permanently writing down the cost basis of the security. For each reporting period, AFS debt securities that are in an unrealized loss position are individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost, excluding accrued interest, of the AFS debt security. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt securities’ ratings and other qualitative factors. For securities that are fully guaranteed by the U.S. government, or certain government enterprises, the Company believes that the credit loss exposure on these securities is remote and applies a zero credit loss assumption.

When the Company does not intend to sell the impaired AFS debt security and it is more-likely-than-not that the Company will not be required to sell the impaired debt security prior to recovery of its amortized cost basis, the credit component of the unrealized loss of the impaired AFS debt security is recognized as an allowance for credit losses, with a corresponding Provision for credit losses on the Consolidated Statement of Income and the non-credit component is recognized in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of applicable taxes. At each reporting period, the Company increases or decreases the allowance for credit losses as appropriate, while limiting reversals of the allowance for credit losses to the extent of the amounts previously recorded. If the Company intends to sell the impaired debt security or it is more-likely-than-not that the Company will be required to sell the impaired debt security prior to recovering its amortized cost basis, the entire impairment amount is recognized as an adjustment to the debt security’s amortized cost basis, with a corresponding Provision for credit losses on the Consolidated Statement of Income.

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election to not recognize an allowance for credit losses for accrued interest receivables on AFS debt securities as the Company reverses any accrued interest if a debt security is impaired. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

Allowance for Collateral-Dependent Financial Assets — A financial asset is considered collateral-dependent if repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses is measured on an individual basis for collateral-dependent financial assets and determined by comparing the fair value of the collateral, minus the cost to sell, to the amortized cost basis of the related financial asset at the reporting date. Other than impaired loans, collateral-dependent financial assets could also include resale agreements. In arrangements which the borrower must continually adjust the collateral securing the asset to reflect changes in the collateral’s fair value (e.g., resale agreements), the Company estimates the expected credit losses on the basis of the unsecured portion of the amortized cost as of the balance sheet date. If the fair value of the collateral is equal to or greater than the amortized cost of the resale agreement, the expected losses would be zero. If the fair value of the collateral is less than the amortized cost of the asset, the expected losses are limited to the difference between the fair value of the collateral and the amortized cost basis of the resale agreement.

Allowance for Purchased Credit Deteriorated Assets — ASU 2016-13 replaces the concept of PCI accounting under ASC 310-30 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality with the concept of purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 using the prospective transition approach for Purchased credit deteriorated (“PCD”) assets that were previously classified as PCI assets. PCD financial assets are defined as acquired individual financial assets (or groups with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Beginning January 1, 2020, for any asset designated as a PCD asset at the time of acquisition, the Company estimates and records an allowance for credit losses, which is added to the purchase price to establish the initial amortized cost basis of the financial asset. Hence, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The noncredit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

Troubled Debt Restructurings — The Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the Coronavirus Disease 2019 (“COVID-19”). In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. For loans modified in response to the COVID-19 pandemic that do not meet the CARES Act criteria (e.g., current payment status at December 31, 2019), the Company has applied the guidance included in “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued by the federal banking regulators on April 7, 2020. The Interagency Statement states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. The delinquency of the loans modified under the CARES Act and Interagency Statement is frozen at the time of the modification, and interest income continues to be recognized over the contractual life of the loan. For more information on the Company's TDR accounting, see Note 1 — Summary of Significant Accounting Principles — Troubled Debt Restructurings to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.

Paycheck Protection Program (“PPP”) — In April 2020, the Company started accepting PPP applications and began to originate loans to qualified small businesses under the PPP established by the CARES Act. These loans are included in the C&I portfolio, carry an interest rate of 1%, and are 100% guaranteed by the Small Business Administration (“SBA”). No allowance for loan losses were recorded for these loans as of June 30, 2020. As of June 30, 2020, the Company has funded over 7,200 PPP loans for customers with an outstanding loan balance totaling $1.75 billion. The majority of the Company’s PPP loans have a term of two years. The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. Loan processing fees paid to the Company by the SBA are accounted for as loan origination fees, where net deferred fees are recognized over the estimated life of the loan as a yield adjustment on the loans. Payments by borrowers on PPP loans begin ten months after the loan forgiveness covered period. Under the terms of the PPP, such loans are eligible to be forgiven if certain conditions are satisfied, in which case the SBA will make payments to the Company for the forgiven amounts. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Fair Value Determination

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

•Level 1 — Valuation is based on quoted prices for identical instruments traded in active markets.
•Level 2 — Valuation is based on quoted prices for similar instruments traded in active markets; quoted prices for identical or similar instruments traded in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.
•Level 3 — Valuation is based on significant unobservable inputs for determining the fair value of assets or liabilities. These significant unobservable inputs reflect assumptions that market participants may use in pricing the assets or liabilities.

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

Equity Securities — Equity securities consisted of mutual funds as of both June 30, 2020 and December 31, 2019. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued and certain variable interest rate borrowings. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of June 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of June 30, 2020 and December 31, 2019, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies it provides loans to. As of June 30, 2020 and December 31, 2019, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Given that the Company holds long positions in all warrants, an increase in volatility assumption would generally result in an increase in fair value. A higher liquidity discount would result in a decrease in fair value. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$251,201	$—	$—	$251,201
U.S. government agency and U.S. government- sponsored enterprise debt securities	—	442,644	—	442,644
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	858,440	—	858,440
Residential mortgage-backed securities	—	1,280,895	—	1,280,895
Municipal securities	—	215,184	—	215,184
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	151,368	—	151,368
Residential mortgage-backed securities	—	114,338	—	114,338
Corporate debt securities	—	30,826	—	30,826
Foreign bonds	—	204,080	—	204,080
Asset-backed securities	—	61,619	—	61,619
Collateralized loan obligations (“CLOs”)	—	273,979	—	273,979
Total AFS debt securities	$251,201	$3,633,373	$—	$3,884,574
Investments in tax credit and other investments:
Equity securities (1)	$22,462	$8,680	$—	$31,142
Total investments in tax credit and other investments	$22,462	$8,680	$—	$31,142

Derivative assets:
Interest rate contracts	$—	$613,480	$—	$613,480
Foreign exchange contracts	—	24,289	—	24,289
Credit contracts	—	41	—	41
Equity contracts	—	8,857	316	9,173
Commodity contracts	—	117,447	—	117,447
Gross derivative assets	$—	$764,114	$316	$764,430
Netting adjustments (2)	$—	$(122,218)	$—	$(122,218)
Net derivative assets	$—	$641,896	$316	$642,212

Derivative liabilities:
Interest rate contracts	$—	$401,803	$—	$401,803
Foreign exchange contracts	—	19,741	—	19,741
Credit contracts	—	327	—	327
Commodity contracts	—	138,298	—	138,298
Gross derivative liabilities	$—	$560,169	$—	$560,169
Netting adjustments (2)	$—	$(205,004)	$—	$(205,004)
Net derivative liabilities	$—	$355,165	$—	$355,165

(1)Equity securities consist of mutual funds with readily determinable fair values.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

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

(1)Equity securities consist of mutual funds with readily determinable fair values.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and six months ended June 30, 2020 and 2019, Level 3 fair value measurements that were measured on a recurring basis consist of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Equity Contracts
Beginning balance	$713	$442	$421	$673
Total gains included in earnings (1)	7,976	769	8,268	538
Issuances	—	28	—	28
Settlements	—	(847)	—	(847)
Transfers out of Level 3 (2)	(8,373)	—	(8,373)	—
Ending balance	$316	$392	$316	$392

(1)Includes unrealized gains (losses) of $8.0 million and $(4) thousand for the three months ended June 30, 2020 and 2019, respectively, and $8.3 million and $(235) thousand for the six months ended June 30, 2020 and 2019, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.
(2)During the three and six months ended June 30, 2020, the Company transferred $8.4 million of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2020 and December 31, 2019, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
June 30, 2020
Derivative assets:
Equity contracts	$316	Black-Scholes option pricing model	Equity volatility	58% — 70%	63%
			Liquidity discount	47%	47%
December 31, 2019
Derivative assets:
Equity contracts	$421	Black-Scholes option pricing model	Equity volatility	39% — 44%	42%
			Liquidity discount	47%	47%

(1)Weighted-average is calculated based on fair value of equity warrants as of June 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain loans, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from impairment on certain loans and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO, or from the application of lower of cost or fair value on loans held-for-sale.

Individually Evaluated Loans — The Company typically adjusts the carrying amount of individually evaluated loans when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Individually evaluated loans with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of individually evaluated loans:

•Discounted cash flows valuation techniques that consist of developing an expected stream of cash flows over the life of the loans and then valuing the loans at the present value by discounting the expected cash flows at a designated discount rate.

•A specific reserve is established for an individually evaluated loan based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — As part of its monitoring process, the Company conducts ongoing due diligence on the investments in its qualified affordable housing partnerships, tax credit and other investments after the initial investment date and prior to the placed-in-service-date. After these investments are either acquired or placed into service, periodic monitoring is performed. This includes the quarterly review of the financial statements of the investment entity, the annual review of the financial statements of the guarantor (if any), the review of the annual tax returns of the investment entity, and the comparison of the actual cash distributions received against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible OTTI on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

•The expected future cash flows is less than the carrying amount of the investment;
•Changes in the economic, market or technological environment that could adversely affect the investee’s operations; and
•Other factors that raise doubt about the investee’s ability to continue as a going concern, such as negative cash flows from operations and the continuing prospects of the underlying operations of the investment.

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Individually evaluated loans (1):
Commercial:
C&I	$—	$—	$53,122	$53,122
CRE:
CRE	—	—	50,453	50,453
Total commercial	—	—	103,575	103,575
Consumer:
Residential mortgage:
HELOCs	—	—	3,338	3,338
Other consumer	—	—	2,491	2,491
Total consumer	—	—	5,829	5,829
Total individually evaluated loans	$—	$—	$109,404	$109,404
Investments in tax credit and other investments, net	$—	$—	$6,216	$6,216

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Non-PCI impaired loans:
Commercial:
C&I	$—	$—	$47,554	$47,554
CRE:
CRE	—	—	753	753
Total commercial	—	—	48,307	48,307
Consumer:
Residential mortgage:
HELOCs	—	—	1,372	1,372
Total consumer	—	—	1,372	1,372
Total non-PCI impaired loans	$—	$—	$49,679	$49,679
OREO (2)	$—	$—	$125	$125
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076
Other nonperforming assets	$—	$—	$1,167	$1,167

(1)The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously accounted for as PCI loans. Total individually evaluated loans as of June 30, 2020 considers PCD loans, if impaired, whereas the impaired loans as of December 31, 2019 include only non-PCI loans.
(2)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in fair value of assets for which a nonrecurring fair value adjustment has been recognized for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	Individually Evaluated Loans (1)	Non-PCI Impaired Loans	Individually Evaluated Loans (1)	Non-PCI Impaired Loans
Loans:
Commercial:
C&I	$(8,846)	$(24,001)	$(30,372)	$(25,823)
CRE:
CRE	(271)	2	(276)	4
Total commercial	(9,117)	(23,999)	(30,648)	(25,819)
Consumer:
Residential mortgage:
HELOCs	(64)	—	(257)	—
Other consumer	—	—	2,491	—
Total consumer	(64)	—	2,234	—
Total loans	$(9,181)	$(23,999)	$(28,414)	$(25,819)
OREO	$—	$(3)	$—	$(3)
Investments in tax credit and other investments, net	$(733)	$(2,892)	$(583)	$(9,870)
Other nonperforming assets	$—	$—	$—	$(3,000)

(1)The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously accounted for as PCI loans. Total individually evaluated loans during the three and six months ended June 30, 2020 considers PCD loans, if impaired, whereas impaired loans during the three and six months ended June 30, 2019 include only non-PCI loans.

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2020 and December 31, 2019:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2020
Individually evaluated loans (2)	$29,949	Discounted cash flows	Discount	4% — 15%	10%
	$5,658	Fair value of collateral	Discount	10% — 63%	19%
	$21,452	Fair value of collateral	Contract value	NM	NM
	$52,345	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$6,216	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2019
Non-PCI impaired loans	$27,841	Discounted cash flows	Discount	4% — 15%	14%
	$1,014	Fair value of collateral	Discount	8% — 20%	19%
	$20,824	Fair value of collateral	Contract value	NM	NM
OREO	$125	Fair value of property	Selling cost	8%	8%
Other nonperforming assets	$1,167	Fair value of collateral	Contract value	NM	NM
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2020 and December 31, 2019.
(2)The Company adopted ASU 2016-13 using the prospective transition approach for PCD loans that were previously accounted for as PCI loans. Total individually evaluated loans as of June 30, 2020 considers PCD loans, if impaired, whereas the impaired loans as of December 31, 2019 include only non-PCI loans.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	June 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,533,502	$4,533,502	$—	$—	$4,533,502
Interest-bearing deposits with banks	$531,591	$—	$531,591	$—	$531,591
Resale agreements (1)	$1,260,000	$—	$1,263,068	$—	$1,263,068
Restricted equity securities, at cost	$78,963	$—	$78,963	$—	$78,963
Loans held-for-sale	$3,875	$—	$3,875	$—	$3,875
Loans held-for-investment, net	$36,597,341	$—	$—	$36,714,052	$36,714,052
Mortgage servicing rights	$5,363	$—	$—	$7,798	$7,798
Accrued interest receivable	$149,595	$—	$149,595	$—	$149,595
Financial liabilities:
Demand, checking, savings and money market deposits	$31,410,130	$—	$31,410,130	$—	$31,410,130
Time deposits	$9,262,548	$—	$9,295,199	$—	$9,295,199
Short-term borrowings	$252,851	$—	$252,851	$—	$252,851
FHLB advances	$656,759	$—	$667,996	$—	$667,996
Repurchase agreements (1)	$300,000	$—	$320,361	$—	$320,361
Long-term debt	$1,575,653	$—	$1,578,801	$—	$1,578,801
Accrued interest payable	$23,007	$—	$23,007	$—	$23,007

($ in thousands)	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,261,149	$3,261,149	$—	$—	$3,261,149
Interest-bearing deposits with banks	$196,161	$—	$196,161	$—	$196,161
Resale agreements (1)	$860,000	$—	$856,025	$—	$856,025
Restricted equity securities, at cost	$78,580	$—	$78,580	$—	$78,580
Loans held-for-sale	$434	$—	$434	$—	$434
Loans held-for-investment, net	$34,420,252	$—	$—	$35,021,300	$35,021,300
Mortgage servicing rights	$6,068	$—	$—	$8,199	$8,199
Accrued interest receivable	$144,599	$—	$144,599	$—	$144,599
Financial liabilities:
Demand, checking, savings and money market deposits	$27,109,951	$—	$27,109,951	$—	$27,109,951
Time deposits	$10,214,308	$—	$10,208,895	$—	$10,208,895
Short-term borrowings	$28,669	$—	$28,669	$—	$28,669
FHLB advances	$745,915	$—	$755,371	$—	$755,371
Repurchase agreements (1)	$200,000	$—	$232,597	$—	$232,597
Long-term debt	$147,101	$—	$152,641	$—	$152,641
Accrued interest payable	$27,246	$—	$27,246	$—	$27,246

(1)Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of June 30, 2020, none of the $300.0 million of gross repurchase agreements were eligible for netting against gross resale agreements. Out of $450.0 million of gross repurchase agreements, $250.0 million were eligible for netting against gross resale agreements as of December 31, 2019.

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Gross resale agreements were $1.26 billion and $1.11 billion as of June 30, 2020 and December 31, 2019, respectively. The weighted-average yields were 2.14% and 2.71% for the three months ended June 30, 2020 and 2019, respectively, and 2.32% and 2.77% for the six months ended June 30, 2020 and 2019, respectively.

Repurchase Agreements

As of June 30, 2020, the collateral for the repurchase agreements were comprised of U.S. Treasury securities, and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $300.0 million and $450.0 million as of June 30, 2020 and December 31, 2019, respectively. The weighted-average interest rates were 3.40% and 4.93% for the three months ended June 30, 2020 and 2019, respectively, and 3.76% and 4.97% for the six months ended June 30, 2020 and 2019, respectively. The Company recorded $8.7 million of charges related to the extinguishment of $150.0 million of repurchase agreements for the three and six months ended June 30, 2020. In comparison, there were no extinguishment charges recorded in 2019. As of June 30, 2020, $300.0 million of repurchase agreements will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$1,260,000	$—	$1,260,000	$(1,258,866)	(1)	$1,134

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$1,110,000	$(250,000)	$860,000	$(856,058)	(1)	$3,942

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$450,000	$(250,000)	$200,000	$(200,000)	(2)	$—

(1)Represents the fair value of securities the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Represents the fair value of securities the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS debt securities as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$250,494	$707	$—	$251,201
U.S. government agency and U.S. government-sponsored enterprise debt securities	433,923	8,853	(132)	442,644
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	827,929	34,585	(4,074)	858,440
Residential mortgage-backed securities	1,246,609	34,445	(159)	1,280,895
Municipal securities	208,333	7,002	(151)	215,184
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	148,322	3,989	(943)	151,368
Residential mortgage-backed securities	113,548	804	(14)	114,338
Corporate debt securities	31,254	74	(502)	30,826
Foreign bonds	204,540	106	(566)	204,080
Asset-backed securities	64,762	—	(3,143)	61,619
CLOs	294,000	—	(20,021)	273,979
Total AFS debt securities	$3,823,714	$90,565	$(29,705)	$3,884,574

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$177,215	$—	$(793)	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	584,275	1,377	(4,407)	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	599,814	8,551	(4,894)	603,471
Residential mortgage-backed securities	998,447	6,927	(1,477)	1,003,897
Municipal securities	101,621	790	(109)	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	86,609	1,947	(6)	88,550
Residential mortgage-backed securities	46,830	3	(285)	46,548
Corporate debt securities	11,250	12	(113)	11,149
Foreign bonds	354,481	198	(507)	354,172
Asset-backed securities	66,106	—	(1,354)	64,752
CLOs	294,000	—	(9,294)	284,706
Total AFS debt securities	$3,320,648	$19,805	$(23,239)	$3,317,214

As of June 30, 2020, the amortized cost of AFS debt securities excludes accrued interest receivables of $17.8 million which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019.

($ in thousands)	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. government agency and U.S. government sponsored enterprise debt securities	$24,868	$(132)	$—	$—	$24,868	$(132)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	139,097	(3,477)	11,572	(597)	150,669	(4,074)
Residential mortgage-backed securities	91,491	(157)	195	(2)	91,686	(159)
Municipal securities	8,617	(151)	—	—	8,617	(151)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	59,418	(943)	—	—	59,418	(943)
Residential mortgage-backed securities	23,720	(14)	—	—	23,720	(14)
Corporate debt securities	1,002	(2)	9,500	(500)	10,502	(502)
Foreign bonds	85,274	(566)	—	—	85,274	(566)
Asset-backed securities	18,359	(483)	43,260	(2,660)	61,619	(3,143)
CLOs	273,979	(20,021)	—	—	273,979	(20,021)
Total AFS debt securities	$725,825	$(25,946)	$64,527	$(3,759)	$790,352	$(29,705)

($ in thousands)	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$176,422	$(793)	$176,422	$(793)
U.S. government agency and U.S. government-sponsored enterprise debt securities	310,349	(4,407)	—	—	310,349	(4,407)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	204,675	(2,346)	108,314	(2,548)	312,989	(4,894)
Residential mortgage-backed securities	325,354	(1,234)	34,337	(243)	359,691	(1,477)
Municipal securities	31,130	(109)	—	—	31,130	(109)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	42,894	(285)	—	—	42,894	(285)
Corporate debt securities	—	—	9,888	(113)	9,888	(113)
Foreign bonds	129,074	(407)	9,900	(100)	138,974	(507)
Asset-backed securities	52,565	(902)	12,187	(452)	64,752	(1,354)
CLOs	284,706	(9,294)	—	—	284,706	(9,294)
Total AFS debt securities	$1,388,661	$(18,990)	$351,048	$(4,249)	$1,739,709	$(23,239)

As of June 30, 2020, the Company had 41 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of three CLOs, 19 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and four asset-backed securities. In comparison, as of December 31, 2019, the Company had 101 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of three CLOs, 57 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 14 U.S. government agency and U.S. government-sponsored enterprise debt securities.

Allowance for Credit Losses

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-Q. Prior to January 1, 2020, the Company assessed individual securities that were in an unrealized loss position for OTTI.

The gross unrealized losses across all major security types presented in the above tables were primarily attributable to yield curve movements and widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic. The increase in unrealized losses during the six months ended June 30, 2020 was primarily due to further deterioration in the market values of the following security types:

•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline was primarily due to the interest rate movement. Since these securities were guaranteed or sponsored by agencies of the U.S. government, and the credit profiles were strong (rated A, AA+ and AAA by Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”), respectively), the Company expects to receive all contractual interest payments on-time, and believes the credit loss exposure on these securities is remote.
•Asset-backed securities — The market value decline of these securitized student loans was primarily due to the interest rate movement and the widening in spreads. Since credit profiles of these securities were strong (rated Aa1, AA+, and AA or higher by Moody’s Investors Service, S&P and Fitch Ratings, respectively), were backed by the Federal Family Education Loan Program, and the contractual payments from these bonds have been on-time, the Company deemed that the credit loss exposure on these securities is low and no credit loss is expected.

•CLOs — The market value decline was largely due to market dislocation in this sector resulting in wider liquidity spreads. The credit profiles of the securities were strong (rated A or higher by Standard and Poor's (“S&P”)) and the contractual payments from these bonds are expected to be received on-time. Accordingly, the Company believes that credit loss exposure on these securities is remote.

Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if credit performance deteriorates under the impact of the COVID-19 pandemic.

As of June 30, 2020, the Company has the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it is more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of June 30, 2020, and there were no provision for credit losses recognized for the three and six months ended June 30, 2020. In comparison, no OTTI credit loss was recognized for the three and six months ended June 30, 2019.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of AFS debt securities for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$177,917	$223,763	$484,380	$375,102
Gross realized gains	$9,640	$1,447	$11,169	$3,008
Related tax expense	$2,850	$428	$3,302	$889

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of June 30, 2020. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$561,935	$562,869
Due after one year through five years	366,403	371,895
Due after five years through ten years	277,823	289,730
Due after ten years	2,617,553	2,660,080
Total AFS debt securities	$3,823,714	$3,884,574

As of June 30, 2020 and December 31, 2019, AFS debt securities with fair value of $745.2 million and $479.4 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Federal Reserve Bank (“FRB”) stock	$58,781	$58,330
FHLB stock	20,182	20,250
Total restricted equity securities	$78,963	$78,580

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate risk and foreign currency risk, and to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of June 30, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	June 30, 2020				December 31, 2019
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$15,194		$—	$174	$31,026		$—	$3,198
Cash flow hedges:
Interest rate contracts	275,000		—	1,483	—		—	—
Net investment hedges:
Foreign exchange contracts	77,689		245	—	86,167		—	1,586
Total derivatives designated as hedging instruments	$367,883		$245	$1,657	$117,193		$—	$4,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,170,884		$613,480	$400,146	$15,489,692		$192,883	$124,119
Foreign exchange contracts	2,738,018		24,044	19,741	4,839,661		54,637	47,024
Credit contracts	204,498		41	327	210,678		2	84
Equity contracts	—	(1)	9,173	—	—	(1)	1,414	—
Commodity contracts	—	(2)	117,447	138,298	—	(2)	81,380	80,517
Total derivatives not designated as hedging instruments	$20,113,400		$764,185	$558,512	$20,540,031		$330,316	$251,744
Gross derivative assets/liabilities			$764,430	$560,169			$330,316	$256,528
Less: Master netting agreements			(110,569)	(110,569)			(121,561)	(121,561)
Less: Cash collateral received/paid			(11,649)	(94,435)			(3,758)	(38,238)
Net derivative assets/liabilities			$642,212	$355,165			$204,997	$96,729

(1)The Company held equity contracts in three public companies and 17 private companies as of June 30, 2020. In comparison, the Company held equity contracts in three public companies and 18 private companies as of December 31, 2019.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 6,155 thousand barrels of crude oil and 84,957 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2020. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,811 thousand barrels of crude oil and 63,773 thousand MMBTUs of natural gas as of December 31, 2019. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company is exposed to changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rates. The Company has entered into interest rate swaps, which were designated as fair value hedges. The interest rate swaps involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts.

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$951	$1,634	$2,996	$2,854
Recognized on certificates of deposit	$(357)	$(1,434)	$(1,719)	$(2,695)

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of June 30, 2020 and December 31, 2019:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Certificates of deposit	$(14,986)	$(29,080)	$(114)	$1,604

(1)Represents the full carrying amount of the hedged certificates of deposit.
(2)For liabilities, (increase) decrease to carrying value.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges in the second quarter of 2020 to hedge the variability in interest payments on certain floating rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flow~~s~~ impacts earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. As of June 30, 2020, the notional amount of the interest rate swaps that were designated as cash flow hedges was $275.0 million. Considering the interest rates, yield curve and notional amounts as of June 30, 2020, the Company expects to reclassify an estimated $183 thousand of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2020 and 2019. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in the Form-10-Q.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) recognized in AOCI	$(1,483)	$—	$(1,483)	$—
Gains (losses) reclassified from AOCI to Interest expense	$377	$—	$377	$—

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Bank’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the foreign exchange forward contracts were $77.7 million and $245 thousand asset, respectively, as of June 30, 2020. In comparison, the notional and fair value amounts of the foreign exchange forward contracts, were $86.2 million and $1.6 million liability, respectively, as of December 31, 2019.

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) recognized in AOCI	$(377)	$(598)	$627	$(2,603)

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations. Beginning in January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $8.60 billion of interest rates contracts entered into with financial counterparties as of June 30, 2020, was a notional amount of $2.82 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative liability fair values of $229.8 million, as of June 30, 2020. In comparison, included in the total notional amount of $7.75 billion of interest rates contracts entered into with financial counterparties as of December 31, 2019, was a notional amount of $2.53 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.9 million and liability fair values of $75.1 million as of December 31, 2019.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$858,996	$—	$241	Purchased options	$858,996	$241	$—
Sold collars and corridors	531,098	10,658	1	Collars and corridors	531,098	1	10,696
Swaps	7,179,331	601,250	—	Swaps	7,211,365	1,330	389,208
Total	$8,569,425	$611,908	$242	Total	$8,601,459	$1,572	$399,904

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,003,558	$—	$66	Purchased options	$1,003,558	$67	$—
Sold collars and corridors	490,852	1,971	16	Collars and corridors	490,852	17	1,996
Swaps	6,247,667	187,294	6,237	Swaps	6,253,205	3,534	115,804
Total	$7,742,077	$189,265	$6,319	Total	$7,747,615	$3,618	$117,800

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange exposure by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of June 30, 2020 and December 31, 2019.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,768,864	$17,940	$14,246	Forwards and spot	$62,424	$62	$98
Swaps	7,160	—	42	Swaps	734,640	4,502	3,808
Collars	1,685	2	—	Collars	162,245	1,538	1,547
Total	$1,777,709	$17,942	$14,288	Total	$959,309	$6,102	$5,453

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$3,581,036	$45,911	$40,591	Forwards and spot	$207,492	$1,400	$507
Swaps	6,889	16	84	Swaps	702,391	6,156	4,712
Written options	87,036	127	—	Purchased options	87,036	—	127
Collars	2,244	—	14	Collars	165,537	1,027	989
Total	$3,677,205	$46,054	$40,689	Total	$1,162,456	$8,583	$6,335

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans and may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPAs, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both June 30, 2020 and December 31, 2019. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$193,783	$—	$327	$199,964	$—	$84
RPAs - protection purchased	10,714	41	—	10,714	2	—
Total RPAs	$204,497	$41	$327	$210,678	$2	$84

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of June 30, 2020 and December 31, 2019, the exposure from the RPAs with protections sold would be $778 thousand and $125 thousand, respectively. As of June 30, 2020 and December 31, 2019, the weighted-average remaining maturities of the outstanding RPAs were 1.7 years and 2.2 years, respectively.

Equity Contracts — As part of the Company’s loan origination process, from time to time, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in three public companies and 17 private companies as of June 30, 2020, and held warrants in three public companies and 18 private companies as of December 31, 2019. The total fair value of the warrants held in both public and private companies was $9.2 million and $1.4 million in assets as of June 30, 2020 and December 31, 2019, respectively.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions to manage the exposure with its customers. Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. As of June 30, 2020, the notional quantities that cleared through CME totaled 1,532 thousand barrels of crude oil and 24,895 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions in gross derivative asset fair value of $25.0 million and liability fair value of $631 thousand, respectively, as of June 30, 2020, for a net asset fair value of $2.3 million. In comparison, the notional quantities that cleared through CME totaled 1,752 thousand barrels of crude oil and 6,075 thousand MMBTUs of natural gas as of December 31, 2019. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction in gross derivative asset fair value of $2.9 million and liability fair value of $1.5 million, respectively, as of December 31, 2019, for a net asset fair value of $986 thousand.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of June 30, 2020 and December 31, 2019:

($ and units in thousands)	June 30, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$—	$70	Purchased options	—	Barrels	$70	$—
Collars	1,966	Barrels	63	20,463	Collars	2,218	Barrels	21,847	1,607
Swaps	4,189	Barrels	1,273	51,320	Swaps	4,261	Barrels	32,875	1,779
Total	6,155		$1,336	$71,853	Total	6,479		$54,792	$3,386

Natural gas:					Natural gas:
Written options	1,033	MMBTUs	$—	$172	Purchased Options	1,023	MMBTUs	$157	$—
Collars	13,066	MMBTUs	881	955	Collars	13,186	MMBTUs	883	881
Swaps	70,858	MMBTUs	29,550	31,988	Swaps	78,528	MMBTUs	29,848	29,063
Total	84,957		$30,431	$33,115	Total	92,737		$30,888	$29,944
Total			$31,767	$104,968	Total			$85,680	$33,330

($ and units in thousands)	December 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	36	Barrels	$—	$30	Purchased options	36	Barrels	$29	$—
Collars	3,174	Barrels	2,673	538	Collars	3,630	Barrels	677	2,815
Swaps	4,601	Barrels	6,949	5,531	Swaps	4,721	Barrels	4,516	5,215
Total	7,811		$9,622	$6,099	Total	8,387		$5,222	$8,030

Natural gas:					Natural gas:
Written options	540	MMBTUs	$—	$22	Purchased options	530	MMBTUs	$21	$—
Collars	14,277	MMBTUs	186	522	Collars	14,517	MMBTUs	471	150
Swaps	48,956	MMBTUs	30,257	35,497	Swaps	48,779	MMBTUs	35,601	30,197
Total	63,773		$30,443	$36,041	Total	63,826		$36,093	$30,347
Total			$40,065	$42,140	Total			$41,315	$38,377

The following table presents the net (losses) gains recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(5,361)	$(1,359)	$(12,372)	$(3,138)
Foreign exchange contracts	Foreign exchange income	6,201	3,495	9,062	9,821
Credit contracts	Interest rate contracts and other derivative income	(75)	(36)	(98)	47
Equity contracts	Lending fees	8,070	917	8,379	1,167
Commodity contracts	Interest rate contracts and other derivative income	(71)	(22)	(47)	(18)
Net gains		$8,764	$2,995	$4,924	$7,879

Credit Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of June 30, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that are in a net liability position totaled $136.6 million, in which $136.5 million in cash and securities collateral were posted to cover these positions. As of December 31, 2019, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that are in a net liability position totaled $56.4 million, which includes $14.4 million in derivative assets and $70.8 million in derivative liabilities. The Company posted $56.4 million in cash and securities collateral to cover these positions as of December 31, 2019. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of June 30, 2020, and December 31, 2019.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements with centrally cleared organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability, after the application of netting; therefore instances of overcollateralization are not shown:

($ in thousands)	As of June 30, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$764,430	$(110,569)	$(11,649)	$642,212	$(13,447)	$628,765
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$560,169	$(110,569)	$(94,435)	$355,165	$(279,528)	$75,637

($ in thousands)	As of December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$330,316	$(121,561)	$(3,758)	$204,997	$—	$204,997
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$256,528	$(121,561)	$(38,238)	$96,729	$(79,619)	$17,110

(1)Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $754.7 million and $328.7 million, respectively, as of June 30, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $9.7 million and $1.6 million, respectively, as of June 30, 2020 and December 31, 2019.
(2)Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $560.0 million and $256.5 million, respectively, as of June 30, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $211 thousand and $20 thousand, respectively, as of June 30, 2020 and December 31, 2019.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $18.1 million and $3.8 million, respectively, as of June 30, 2020 and December 31, 2019. Of the gross cash collateral received, $11.6 million and $3.8 million were used to offset against derivative assets, respectively, as of June 30, 2020 and December 31, 2019.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $98.9 million and $43.0 million, respectively, as of June 30, 2020 and December 31, 2019. Of the gross cash collateral pledged, $94.4 million and $38.2 million were used to offset against derivative liabilities, respectively, as of June 30, 2020 and December 31, 2019.
(5)Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of noncash collateral on the consolidated balance sheet but requires disclosure of such amounts.

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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
	Amortized Cost (1)	Non-PCI Loans (1)	PCI Loans	Total (1)
Commercial:
C&I	$13,422,691	$12,149,121	$1,810	$12,150,931
CRE:
CRE	10,902,114	10,165,247	113,201	10,278,448
Multifamily residential	3,032,385	2,834,212	22,162	2,856,374
Construction and land	567,716	628,459	40	628,499
Total CRE	14,502,215	13,627,918	135,403	13,763,321
Total commercial	27,924,906	25,777,039	137,213	25,914,252
Consumer:
Residential mortgage:
Single-family residential	7,660,094	7,028,979	79,611	7,108,590
HELOCs	1,461,951	1,466,736	6,047	1,472,783
Total residential mortgage	9,122,045	8,495,715	85,658	8,581,373
Other consumer	182,461	282,914	—	282,914
Total consumer	9,304,506	8,778,629	85,658	8,864,287
Total loans held-for-investment	$37,229,412	$34,555,668	$222,871	$34,778,539
Allowance for loan losses	(632,071)	(358,287)	—	(358,287)
Loans held-for-investment, net	$36,597,341	$34,197,381	$222,871	$34,420,252

(1)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(72.1) million and $(43.2) million as of June 30, 2020 and December 31, 2019, respectively.

Loans held-for-investments’ accrued interest receivable was $111.8 million and $121.8 million as of June 30, 2020 and December 31, 2019, respectively. Interest income related to nonaccrual loans of approximately $1.2 million and $1.6 million were reversed during the three and six months ended June 30, 2020, respectively. Interest income of approximately $10 thousand and $12 thousand were recognized on nonaccrual loans for the three and six months ended June 30, 2020, respectively. For the accounting policy on accrued interest receivable related to loans held-for-investment, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Loans totaling $27.41 billion and $22.43 billion as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and the FHLB.

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

For the Company’s internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass”, with loans risk rated 1 being fully secured by cash or U.S. government securities. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating of “Special Mention”. Loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard”. Loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful”. Loans assigned a risk rating of 10 are uncollectable and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss”. The Company reviews the internal risk ratings for its loan portfolio on a regular and ongoing basis and make adjustments to the risk ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following table summarizes the Company’s loans held-for-investment as of June 30, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	June 30, 2020
							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis

	Term Loans								Total
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$2,922,977	$2,010,048	$818,374	$328,471	$85,000	$380,727	$6,007,247	$9,830	$12,562,674
Special mention	525	80,449	54,144	22,757	150	6,105	251,461	—	415,591
Substandard	8,102	82,574	52,383	7,979	6,313	2,515	283,335	—	443,201
Doubtful	—	—	—	—	964	261	—	—	1,225
Total C&I	2,931,604	2,173,071	924,901	359,207	92,427	389,608	6,542,043	9,830	13,422,691
CRE:
Pass	1,249,819	2,859,844	2,410,797	1,380,086	794,228	1,722,081	170,556	10,716	10,598,127
Special mention	13,072	—	49,860	22,468	1,611	45,309	—	—	132,320
Substandard	8,303	51,944	7,711	43,914	17,213	42,582	—	—	171,667
Total CRE	1,271,194	2,911,788	2,468,368	1,446,468	813,052	1,809,972	170,556	10,716	10,902,114
Multifamily residential:
Pass	489,855	1,045,053	507,413	414,771	181,265	357,680	5,809	—	3,001,846
Special mention	—	20,433	—	—	262	1,228	—	—	21,923
Substandard	—	744	2,150	—	—	5,722	—	—	8,616
Total multifamily residential	489,855	1,066,230	509,563	414,771	181,527	364,630	5,809	—	3,032,385
Construction and land:
Pass	46,378	283,670	185,570	5,982	21,636	1,170	—	—	544,406
Substandard	3,618	—	—	—	—	19,692	—	—	23,310
Total construction and land	49,996	283,670	185,570	5,982	21,636	20,862	—	—	567,716
Total CRE	1,811,045	4,261,688	3,163,501	1,867,221	1,016,215	2,195,464	176,365	10,716	14,502,215
Total commercial	4,742,649	6,434,759	4,088,402	2,226,428	1,108,642	2,585,072	6,718,408	20,546	27,924,906
Consumer:
Single-family residential:
Pass	1,150,786	1,987,025	1,694,022	1,162,434	593,501	1,047,965	—	—	7,635,733
Special mention	—	637	1,601	836	305	1,834	—	—	5,213
Substandard	—	1,393	3,256	3,382	1,349	9,768	—	—	19,148
Total single-family residential mortgage	1,150,786	1,989,055	1,698,879	1,166,652	595,155	1,059,567	—	—	7,660,094
HELOCs:
Pass	185	836	4,417	7,949	7,511	18,097	1,239,458	168,658	1,447,111
Special mention	—	—	200	—	—	380	2	190	772
Substandard	—	151	788	4,632	1,308	4,038	—	3,151	14,068
Total HELOCs	185	987	5,405	12,581	8,819	22,515	1,239,460	171,999	1,461,951
Total residential mortgage	1,150,971	1,990,042	1,704,284	1,179,233	603,974	1,082,082	1,239,460	171,999	9,122,045
Other consumer:
Pass	3,236	4,272	3,358	1,838	—	131,825	35,372	—	179,901
Special mention	51	—	—	—	—	—	—	—	51
Substandard	2	—	—	2,491	—	3	13	—	2,509
Total other consumer	3,289	4,272	3,358	4,329	—	131,828	35,385	—	182,461
Total consumer	1,154,260	1,994,314	1,707,642	1,183,562	603,974	1,213,910	1,274,845	171,999	9,304,506
Total	$5,896,909	$8,429,073	$5,796,044	$3,409,990	$1,712,616	$3,798,982	$7,993,253	$192,545	$37,229,412

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. HELOCS totaling $12.1 million and $43.4 million converted to term loans during the three and six months ended June 30, 2020, respectively. There were no conversions of C&I or CRE revolving loans to term loans during the three and six months ended June 30, 2020.

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

(1)Loans net of ASC 310-10 discount.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following table presents the aging analysis of total loans held-for-investment as of June 30, 2020:

($ in thousands)	June 30, 2020
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,277,732	$46,774	$13,362	$60,136	$54,555	$30,268	$84,823	$13,422,691
CRE:
CRE	10,836,810	7,452	1,275	8,727	1,210	55,367	56,577	10,902,114
Multifamily residential	3,025,648	3,655	2,308	5,963	774	—	774	3,032,385
Construction and land	567,716	—	—	—	—	—	—	567,716
Total CRE	14,430,174	11,107	3,583	14,690	1,984	55,367	57,351	14,502,215
Total commercial	27,707,906	57,881	16,945	74,826	56,539	85,635	142,174	27,924,906
Consumer:
Residential mortgage:
Single-family residential	7,619,333	15,739	4,952	20,691	1,713	18,357	20,070	7,660,094
HELOCs	1,444,945	2,165	773	2,938	443	13,625	14,068	1,461,951
Total residential mortgage	9,064,278	17,904	5,725	23,629	2,156	31,982	34,138	9,122,045
Other consumer	165,258	14,636	59	14,695	—	2,508	2,508	182,461
Total consumer	9,229,536	32,540	5,784	38,324	2,156	34,490	36,646	9,304,506
Total	$36,937,442	$90,421	$22,729	$113,150	$58,695	$120,125	$178,820	$37,229,412

The following table presents amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of June 30, 2020:

($ in thousands)	June 30, 2020
Commercial:
C&I	$66,109
CRE:
CRE	54,879
Total CRE	54,879
Total commercial	120,988
Consumer:
Residential mortgage:
Single-family residential	8,642
HELOCs	8,898
Total residential mortgage	17,540
Other consumer	2,491
Total consumer	20,031
Total nonaccrual loans with no related allowance for loan losses	$141,019

The following table presents the aging analysis of non-PCI loans as of December 31, 2019:

($ in thousands)	December 31, 2019
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Non-PCI Loans
Commercial:
C&I	$12,026,131	$31,121	$17,034	$48,155	$31,084	$43,751	$74,835	$12,149,121
CRE:
CRE	10,123,999	22,830	1,977	24,807	540	15,901	16,441	10,165,247
Multifamily residential	2,832,664	198	531	729	534	285	819	2,834,212
Construction and land	628,459	—	—	—	—	—	—	628,459
Total CRE	13,585,122	23,028	2,508	25,536	1,074	16,186	17,260	13,627,918
Total commercial	25,611,253	54,149	19,542	73,691	32,158	59,937	92,095	25,777,039
Consumer:
Residential mortgage:
Single-family residential	6,993,597	15,443	5,074	20,517	1,964	12,901	14,865	7,028,979
HELOCs	1,448,930	4,273	2,791	7,064	1,448	9,294	10,742	1,466,736
Total residential mortgage	8,442,527	19,716	7,865	27,581	3,412	22,195	25,607	8,495,715
Other consumer	280,386	6	5	11	—	2,517	2,517	282,914
Total consumer	8,722,913	19,722	7,870	27,592	3,412	24,712	28,124	8,778,629
Total	$34,334,166	$73,871	$27,412	$101,283	$35,570	$84,649	$120,219	$34,555,668

PCI loans were excluded from the above aging analysis table as of December 31, 2019, as the Company elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. As of December 31, 2019, PCI loans on nonaccrual status totaled $297 thousand.

Foreclosed Assets

The Company had $23.4 million in foreclosed assets as of June 30, 2020 compared with $1.3 million as of December 31, 2019. The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with the Consumer Finance Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $6.3 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively. The foreclosure proceedings for these consumer real estate loans were initiated prior to the CARES Act passed by Congress in March 2020. The Company has suspended certain mortgage foreclosure activities in connection with our actions to support our customers during the COVID-19 pandemic.

Troubled Debt Restructurings

TDRs are individually evaluated and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19 that are not considered TDRs. For additional details related to COVID-19 loan modifications, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements.

The following tables present the additions to TDRs for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended June 30,
	2020				2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	3	$35,260	$28,926	$872	6	$48,099	$48,054	$5,869
Total commercial	3	35,260	28,926	872	6	48,099	48,054	5,869
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	1	220	219	—
Total residential mortgage	—	—	—	—	1	220	219	—
Total consumer	—	—	—	—	1	220	219	—
Total	3	$35,260	$28,926	$872	7	$48,319	$48,273	$5,869

($ in thousands)	Loans Modified as TDRs During the Six Months Ended June 30,
	2020				2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	6	$51,708	$43,833	$1,000	9	$77,250	$77,486	$5,929
Total commercial	6	51,708	43,833	1,000	9	77,250	77,486	5,929
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	1	220	219	—
Total residential mortgage	—	—	—	—	1	220	219	—
Total consumer	—	—	—	—	1	220	219	—
Total	6	$51,708	$43,833	$1,000	10	$77,470	$77,705	$5,929

(1)Includes subsequent payments after modification and reflects the balance as of June 30, 2020 and 2019.
(2)The financial impact includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances for the three and six months ended June 30, 2020 and 2019 by modification type:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2020			2019
	Principal (1)	Interest Deferments	Total	Principal (1)	Other (2)	Total
Commercial:
C&I	$11,766	$17,160	$28,926	$9,909	$38,145	$48,054
Total commercial	11,766	17,160	28,926	9,909	38,145	48,054
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	219	219
Total residential mortgage	—	—	—	—	219	219
Total consumer	—	—	—	—	219	219
Total	$11,766	$17,160	$28,926	$9,909	$38,364	$48,273

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2020				2019
	Principal (1)	Principal and Interest (3)	Interest Deferments	Total	Principal (1)	Other (2)	Total
Commercial:
C&I	$15,898	$10,775	$17,160	$43,833	$39,341	$38,145	$77,486
Total commercial	15,898	10,775	17,160	43,833	39,341	38,145	77,486
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	—	219	219
Total residential mortgage	—	—	—	—	—	219	219
Total consumer	—	—	—	—	—	219	219
Total	$15,898	$10,775	$17,160	$43,833	$39,341	$38,364	$77,705

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.
(3)Includes principal and interest deferments or reductions.

Subsequent to restructuring, if a TDR that becomes delinquent, generally beyond 90 days past due, it is considered to be in default. TDRs are individually evaluated for impairment. Subsequent defaults do not generally have a significant additional impact on the allowance for loan losses. The following tables present information on loans for which a subsequent payment default occurred during the three and six months ended June 30, 2020 and 2019, respectively, which had been modified as TDR within the previous 12 months of its default, and were still in default as of June 30, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$17,160	$1	$1,484
Total commercial	1	17,160	1	1,484
Total	1	$17,160	$1	$1,484

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$17,160	$1	$1,484
Total commercial	1	17,160	1	1,484
Total	1	$17,160	$1	$1,484

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $4.5 million and $2.2 million as of June 30, 2020 and December 31, 2019, respectively.

Impaired Loans

In connection with the adoption of ASU 2016-13 on January 1, 2020, the Company no longer provides information on impaired loans. The Company had retained impaired loans information for the period ended December 31, 2019. The following table presents information on non-PCI impaired loans as of December 31, 2019:

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

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and six months ended June 30, 2019:

($ in thousands)	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$182,689	$1,081	$189,553	$1,816
CRE:
CRE	29,241	135	31,456	249
Multifamily residential	5,852	61	5,883	121
Total CRE	35,093	196	37,339	370
Total commercial	217,782	1,277	226,892	2,186
Consumer:
Residential mortgage:
Single-family residential	23,247	129	24,865	258
HELOCs	13,564	38	15,321	56
Total residential mortgage	36,811	167	40,186	314
Other consumer	2,515	—	2,526	—
Total consumer	39,326	167	42,712	314
Total non-PCI impaired loans	$257,108	$1,444	$269,604	$2,500

(1)Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Loan Losses

On January 1, 2020, the Company adopted ASU 2016-13 that establishes a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. It requires the measurement of the allowance for loan losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Balance sheet information and results for reporting periods beginning with January 1, 2020 are presented under ASC 326, while prior period comparisons continue to be presented under legacy GAAP.

The process of the allowance for loan losses involves procedures to consider the unique risk characteristics of the portfolio segments. For each loan portfolio segment, the expected credit losses are estimated collectively for groups of loans with similar risk characteristics. For loans that do not share similar risk characteristics, the expected credit losses are estimated individually, which includes impaired loans.

Allowance for Collectively Evaluated Loans

Quantitative Component — The allowance for loan losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The Company incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the loans. These macroeconomic scenarios include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted multiple scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with and downside and upside scenarios reflecting possible worsening or improving economic conditions, respectively. A weighted average of these macroeconomic scenarios over a reasonable and supportable forecast period is incorporated into the quantitative models. If the loan’s life extends beyond the reasonable and supportable forecast period, then historical experience is considered over the remaining life of the loans in the allowance for loan losses.

Qualitative Component — The Company also considers the following qualitative factors in the determination of collectively evaluated allowance if they have not already been captured by the quantitative model. Such qualitative factors may include, but not limited to:

•Loan growth trends.
•The volume and severity of past due financial assets and the volume and severity of adversely classified or rated financial assets.
•The Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices, as well as knowledge of the borrower’s operations or the borrower’s standing in the community.
•The quality of the Company’s credit review system.
•The experience, ability and depth of the Company’s management, lending staff and relevant staff.
•The effect of other external factors such as the regulatory, legal and technological environments.
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the Company operates, including the actual and expected condition of various market segments.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segments and methodologies:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Internal risk rating, size and credit spread at origination and time to maturity	Unemployment rate and two and ten year treasury spread
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type and geographic location	Unemployment rate, GDP and U.S. Treasury rates
Single-family residential and HELOCs	FICO, delinquency status, maturity date, collateral value and geographic location	Unemployment rate, GDP and home price index
Other consumer	Historical loss experience	Immaterial (1)

(1)Macroeconomic variables were measured in the qualitative estimate.

In light of the recessionary economic conditions and forecasts during the quarter, management updated its macroeconomic forecast used in the credit loss estimation process to reflect the sudden sharp and continued recession caused by the COVID-19 global pandemic, U.S. monetary and fiscal responses to the outbreak, oil price declines and other assumptions. The macroeconomic forecast used in the credit loss estimation for the quarter ended June 30, 2020 was more adverse compared to the prior quarter, as expectations for the unemployment rate and real GDP growth deteriorated and a slower recovery was expected. For the three and six months ended June 30, 2020, there were no changes to the reasonable and supportable forecast period, and reversion to historical loss experience method.

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

The Company’s CRE probability of default (“PD”)/loss given default (“LGD”) models estimate the probability that a loan will default and, in the event of default, estimate the expected credit losses upon default. The product of the PD/LGD determines the Company’s CECL. The PD/LGD model assumptions and variable inputs span the entire contractual life of the loans, adjusted for expected prepayments. After a reasonable and supportable period, the forecast of future economic conditions reverts to long-run historical economic trends. The loan-specific variables apply over the lifetime of a loan.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio — For single-family residential and HELOC loans, PD/LGD model assumptions and variable inputs span the entire contractual life of the loans, adjusted for expected prepayments. After a reasonable and supportable period, the forecast of future economic conditions reverts to long-run historical economic trends. The loan-specific variables apply over the lifetime of a loan.

For other consumer loans, the Company uses a loss rate approach. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

While the Company’s allowance methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. The Company may hold additional reserves that are designed to provide coverage for losses attributable to such risk. The allowance for loan losses as of June 30, 2020 also included qualitative adjustments for certain industry sectors, such as oil & gas, which are included as part of the C&I loan portfolio, that the Company views as higher risk, where quantitative models may not have captured the additional exposure related to such industry sectors.

Allowance for Individually Assessed Loans When a loan no longer shares similar risk characteristics with other loans, such as in the case for certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the present value of expected future cash flows; (2) the fair value of collateral less costs to sell; and (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined to not be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Collateral-Dependent Loans — When a loan is collateral dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2020, collateral-dependent commercial and consumer loans totaled $88.1 million and $23.8 million, respectively. The Company's commercial collateral-dependent loans were secured by real estate or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of June 30, 2020, the collateral value of the properties securing each of these collateral dependent loans, net of selling costs, exceeded the recorded value of the individual loans, except for two loans, one C&I loan and one HELOC loan, against which there was a recorded allowance of $756 thousand and $76 thousand, respectively. For the three and six months ended June 30, 2020, there was no significant deterioration or changes in the collateral securing these loans.

The following tables present summaries of activities in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019:

($ in thousands)		Three Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003
Provision for (reversal of) credit losses on loans	(a)	37,862	43,315	7,908	7,526	(1,667)	205	(849)	94,300
Gross charge-offs		(20,378)	(320)	—	—	—	(221)	(30)	(20,949)
Gross recoveries		602	226	620	7	159	2	93	1,709
Total net (charge-offs) recoveries		(19,776)	(94)	620	7	159	(219)	63	(19,240)
Foreign currency translation adjustments		8	—	—	—	—	—	—	8
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Three Months Ended June 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,757	$39,224	$19,169	$22,349	$35,759	$7,401	$4,235	$317,894
Provision for (reversal of) credit losses on loans	(a)	26,140	(1,250)	58	173	(3,068)	(1,224)	(98)	20,731
Gross charge-offs		(11,745)	—	—	—	—	—	(14)	(11,759)
Gross recoveries		1,713	1,837	53	439	72	—	7	4,121
Total net (charge-offs) recoveries		(10,032)	1,837	53	439	72	—	(7)	(7,638)
Foreign currency translation adjustments		(362)	—	—	—	—	—	—	(362)
Allowance for loan losses, end of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625

($ in thousands)		Six Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	98,480	54,750	9,189	9,008	33	617	(3,121)	168,956
Gross charge-offs		(32,355)	(1,274)	—	—	—	(221)	(56)	(33,906)
Gross recoveries		2,177	9,886	1,155	28	424	4	94	13,768
Total net (charge-offs) recoveries		(30,178)	8,612	1,155	28	424	(217)	38	(20,138)
Foreign currency translation adjustments		(192)	—	—	—	—	—	—	(192)
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Six Months Ended June 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	41,404	(2,914)	(939)	2,169	1,349	401	(99)	41,371
Gross charge-offs		(28,989)	—	—	—	—	—	(28)	(29,017)
Gross recoveries		3,964	2,059	334	502	74	2	7	6,942
Total net (charge-offs) recoveries		(25,025)	2,059	334	502	74	2	(21)	(22,075)
Foreign currency translation adjustments		7	—	—	—	—	—	—	7
Allowance for loan losses, end of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625

The following table presents a summary of activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2020	2019	2020	2019
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$20,829	$14,505	$11,158	$12,566
Impact of ASU 2016-13 adoption		—	—	10,457	—
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	8,143	(1,486)	7,357	453
Allowance for unfunded credit commitments, end of period		$28,972	$13,019	$28,972	$13,019

Provision for credit losses	(a) + (b)	$102,443	$19,245	$176,313	$41,824

The allowance for loan losses as of June 30, 2020 was $632.1 million, an increase of $273.8 million compared with $358.3 million as of December 31, 2019. The overall increase in allowance for loan losses was primarily driven by deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, which resulted in a provision for credit losses of $102.4 million and $176.3 million for the three and six months ended June 30, 2020, respectively, and the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million on January 1, 2020.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

The following table presents the Company’s allowance for loan losses and recorded investments by portfolio segments and impairment methodology as of December 31, 2019. This is no longer relevant after December 31, 2019, given the adoption of ASU 2016-13 on January 1, 2020, which has a single impairment methodology:

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

(1)Loans net of ASC 310-10 discount.

Purchased Credit-Deteriorated Loans

On January 1, 2020, the amortized cost basis of the PCD loans was adjusted to reflect the $1.2 million of allowance for loan losses. For the three and six months ended June 30, 2020, the Company did not acquire any PCD loans. For information on PCD loans, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the changes in accretable yield on PCI loans for the three and six months ended June 30, 2019:

($ in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Accretable yield for PCI loans, beginning of period	$68,861	$74,870
Accretion	(5,806)	(12,007)
Changes in expected cash flows	998	1,190
Accretable yield for PCI loans, end of period	$64,053	$64,053

Loans Held-for-Sale

As of June 30, 2020 and December 31, 2019, loans held-for-sale of $3.9 million and $434 thousand, respectively, consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Purchases, Transfers and Sales

The Company purchases and sells loans in the secondary market in the ordinary course of business. From time to time, purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loans transferred from held-for-investment to held-for-sale at lower of cost or fair value during the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$33,060	$—	$—	$—	$—	$33,060
Sales (2)(3)(4)	$33,060	$—	$—	$—	$13,708	$46,768
Purchases (5)	$12,503	$—	$7	$—	$—	$12,510

($ in thousands)	Three Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$79,593	$—	$—	$1,573	$—	$81,166
Sales (2)(3)(4)	$76,031	$—	$—	$1,573	$1,172	$78,776
Purchases (5)	$159,100	$—	$1,734	$—	$17,637	$178,471

($ in thousands)	Six Months Ended June 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$136,033	$7,250	$—	$—	$—	$143,283
Sales (2)(3)(4)	$136,033	$7,250	$—	$—	$18,350	$161,633
Purchases (5)	$143,086	$—	$1,520	$—	$1,084	$145,690

($ in thousands)	Six Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$155,166	$16,655	$—	$1,573	$—	$173,394
Sales (2)(3)(4)	$151,677	$16,655	$—	$1,573	$3,614	$173,519
Purchases (5)	$266,294	$—	$5,952	$—	$54,039	$326,285

(1)The Company recorded no write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for both the three and six months ended June 30, 2020 and $317 thousand and $390 thousand for the same periods in 2019, respectively.
(2)Includes originated loans sold of $46.8 million and $161.6 million for the three and six months ended June 30, 2020, respectively, and $55.7 million and $132.2 million for the same periods in 2019, respectively. Originated loans sold were primarily C&I and single-family residential loans during the three and six months ended June 30, 2020. In comparison, originated loans sold were primarily C&I loans for the same periods in 2019.
(3)Includes none of the purchased loans sold in the secondary market for both the three and six months ended June 30, 2020 and $23.1 million and $41.3 million for the same periods in 2019, respectively.
(4)Net gains on sales of loans were $132 thousand and $1.1 million for the three and six months ended June 30, 2020, respectively, and $15 thousand and $930 thousand for the same periods in 2019, respectively.
(5)C&I loan purchases for each of the three and six months ended June 30, 2020 and 2019 were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities for housing and other purposes, particularly in low- and moderate-income neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Investments in qualified affordable housing partnerships, net	$201,888	$207,037
Accrued expenses and other liabilities — Unfunded commitments	$72,655	$80,294

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$11,772	$11,506	$22,803	$23,332
Amortization expense included in income tax expense	$9,148	$9,657	$17,532	$18,554

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Investments in tax credit and other investments, net	$251,318	$254,140
Accrued expenses and other liabilities — Unfunded commitments	$106,969	$113,515

Amortization of tax credit and other investments was $24.8 million and $42.1 million, respectively, for the three and six months ended June 30, 2020, as compared with $16.7 million and $41.6 million, respectively, for the same periods in 2019.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $31.1 million and $31.7 million, as of June 30, 2020 and December 31, 2019, respectively. These equity securities were CRA investments measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $720 thousand and $758 thousand during the three and six months ended June 30, 2020, respectively, and unrealized gains of $375 thousand and $767 thousand, respectively, for the same periods in 2019.

The Company held equity securities without readily determinable fair values at carrying value totaling $18.8 million and $19.1 million as of June 30, 2020 and December 31, 2019, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three and six months ended June 30, 2020 and 2019, there were no adjustments to these securities.

The Company recorded an impairment recovery of $109 thousand related to one historic tax credit investment and impairment recoveries of $259 thousand related to two historic tax credit investments for the three and six months ended June 30, 2020, respectively. During the second quarter of 2020, the Company also recorded $733 thousand OTTI charge related to one historic tax credit and one CRA investment. In comparison, the Company recorded an OTTI charge of $2.9 million and $9.9 million, respectively, and no impairment recovery for the three and six months ended June 30, 2019. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income for the three and six months ended June 30, 2020 and 2019.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of the multifamily residential loans it has securitized in 2016. The Company does not consolidate the multifamily securitization entity because it does not have power and does not have a variable interest that could potentially be significant to the VIE. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company serves as the collateral manager of a CLO that closed in the fourth quarter of 2019 and retained substantially all of the investment grade rated securities issued by the CLO. In accordance with GAAP, the Company does not consolidate the CLO as it does not hold interests that could potentially be significant to the CLO. The Company’s maximum exposure to loss from the CLO is equal to the carrying amount of the retained securities of $274.0 million and $284.7 million as of June 30, 2020 and December 31, 2019, respectively.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both June 30, 2020 and December 31, 2019. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level, equivalent to the same level as the Company’s business segments. This assessment is performed on an annual basis as of December 31 each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operation into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 15 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

There was no change in the carrying amount of goodwill during the three and six months ended June 30, 2020. The following table presents changes in the carrying amount of goodwill by reporting unit during the six months ended June 30, 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of East West Capital Markets, LLC	—	150	150
Ending balance, June 30, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2019, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of their respective reporting unit. Given the economic and market deterioration as a result of the COVID-19 outbreak and public health response to contain it, the Company further evaluated goodwill by assessing if the fair value of all reporting units exceeded the carrying amount of the respective reporting units by performing a goodwill impairment analysis as of March 31, 2020 and concluded that no impairment was warranted. While there is uncertainty in the duration of the COVID-19 impact and the reopening of the economy, the Company did not note further stressed macroeconomic conditions, adverse market conditions, deterioration of the Company’s financial performance, any other significant events, that negatively impacted the fair value of its reporting units during the three months ended June 30, 2020. Based on this, the Company concluded that there was no goodwill impairment as of June 30, 2020. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs on the core deposit intangibles for each of the three and six months ended June 30, 2020 and 2019.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(77,972)	(76,088)
Net carrying balance (1)	$8,127	$10,011

(1)Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $931 thousand and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of June 30, 2020:

($ in thousands)	Amount
Remainder of 2020	$1,750
2021	2,749
2022	1,865
2023	1,199
2024	553
Thereafter	11
Total	$8,127

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

The following table presents the Company’s credit-related commitments as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
Loan commitments	$5,131,120	$5,330,211
Commercial letters of credit and SBLCs	$2,005,402	$1,860,414

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of June 30, 2020, total letters of credit of $2.01 billion consisted of SBLCs of $1.93 billion and commercial letters of credit of $72.3 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $28.9 million as of June 30, 2020 and $11.1 million as of December 31, 2019.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of June 30, 2020 and December 31, 2019:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Single-family residential loans sold or securitized with recourse	$11,501	$12,578	$11,501	$12,578
Multifamily residential loans sold or securitized with recourse	15,682	15,892	30,152	40,708
Total	$27,183	$28,470	$41,653	$53,286

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $85 thousand and $76 thousand as of June 30, 2020 and December 31, 2019, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of June 30, 2020 and December 31, 2019, these commitments were $179.6 million and $193.8 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$6,166	$3,904	$41	$10,111
Card income	639	122	—	761
Wealth management fees	2,691	400	—	3,091
Total revenue from contracts with customers	$9,496	$4,426	$41	$13,963
Other sources of noninterest income (1)	4,447	29,461	10,766	44,674
Total noninterest income	$13,943	$33,887	$10,807	$58,637

($ in thousands)	Three Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,397	$3,299	$10	$8,706
Card income	747	154	—	901
Wealth management fees	3,565	235	—	3,800
Total revenue from contracts with customers	$9,709	$3,688	$10	$13,407
Other sources of noninterest income (1)	4,794	29,968	4,590	39,352
Total noninterest income	$14,503	$33,656	$4,600	$52,759

($ in thousands)	Six Months Ended June 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$11,710	$7,703	$47	$19,460
Card income	1,537	322	—	1,859
Wealth management fees	7,704	740	—	8,444
Total revenue from contracts with customers	$20,951	$8,765	$47	$29,763
Other sources of noninterest income (1)	9,394	57,578	15,951	82,923
Total noninterest income	$30,345	$66,343	$15,998	$112,686

($ in thousands)	Six Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$10,630	$6,573	$26	$17,229
Card income	1,507	339	—	1,846
Wealth management fees	7,233	341	—	7,574
Total revenue from contracts with customers	$19,370	$7,253	$26	$26,649
Other sources of noninterest income (1)	8,905	50,947	8,389	68,241
Total noninterest income	$28,275	$58,200	$8,415	$94,890

(1)Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract assets or contract liabilities as of both June 30, 2020 and December 31, 2019.

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

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both June 30, 2020 and December 31, 2019.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock compensation costs	$7,071	$8,081	$14,280	$15,525
Related net tax (deficiencies) benefits for stock compensation plans	$(9)	$1	$(1,575)	$4,708

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

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of 0% and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together as the total number of performance shares to vest. Performance-based RSUs cliff vest three years from the date of each grant.

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the six months ended June 30, 2020. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2020	1,139,868	$57.78	386,483	$60.13
Granted	657,461	40.51	165,084	39.79
Vested	(251,526)	54.47	(131,597)	56.59
Forfeited	(100,371)	54.33	—	—
Outstanding, June 30, 2020	1,445,432	$50.74	419,970	$53.24

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the six months ended June 30, 2020:

Shares
Outstanding, January 1, 2020	11,638
Granted	11,215
Vested	(723)
Forfeited	—
Outstanding, June 30, 2020	22,130

As of June 30, 2020, there were $31.4 million and $19.6 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.04 years and 2.07 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2020 and 2019. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Net income	$99,352	$150,380	$244,176	$314,404
Basic weighted-average number of shares outstanding	141,486	145,546	143,150	145,402
Basic EPS	$0.70	$1.03	$1.71	$2.16
Diluted:
Net income	$99,352	$150,380	$244,176	$314,404
Basic weighted-average number of shares outstanding (1)	141,486	145,546	143,150	145,402
Diluted potential common shares (2)	341	506	410	614
Diluted weighted-average number of shares outstanding (1)(2)	141,827	146,052	143,560	146,016
Diluted EPS	$0.70	$1.03	$1.70	$2.15

(1)The Company acquired MetroCorp Bancshares, Inc. (“MetroCorp”) on January 17, 2014. Prior to the acquisition, MetroCorp had outstanding warrants to purchase 771,429 shares of its common stock. Upon the acquisition, the rights of the warrant holders were converted into the rights to acquire 230,282 shares of East West’s common stock until January 16, 2019. All warrants were exercised on January 7, 2019.
(2)Includes dilutive shares from RSUs for the three and six months ended June 30, 2020 and 2019.

For the three and six months ended June 30, 2020, 1.2 million and 620 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 584 thousand and 239 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and six months ended June 30, 2019.

Stock Repurchase Program — On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. For the three months ended June 30, 2020, there were no share repurchases. For the six months ended June 30, 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the three and six months ended June 30, 2019.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, April 1, 2019	$(23,810)	$—	$(9,173)	$(32,983)
Net unrealized gains (losses) arising during the period	30,046	—	(6,016)	24,030
Amounts reclassified from AOCI	(1,019)	—	—	(1,019)
Changes, net of tax	29,027	—	(6,016)	23,011
Balance, June 30, 2019	$5,217	$—	$(15,189)	$(9,972)

Balance, April 1, 2020	$25,034	$—	$(18,153)	$6,881
Net unrealized gains (losses) arising during the period	24,606	(1,063)	(230)	23,313
Amounts reclassified from AOCI	(6,790)	(270)	—	(7,060)
Changes, net of tax	17,816	(1,333)	(230)	16,253
Balance, June 30, 2020	$42,850	$(1,333)	$(18,383)	$23,134

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2019	$(45,821)	$—	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	53,157	—	(2,836)	50,321
Amounts reclassified from AOCI	(2,119)	—	—	(2,119)
Changes, net of tax	51,038	—	(2,836)	48,202
Balance, June 30, 2019	$5,217	$—	$(15,189)	$(9,972)
Balance, January 1, 2020	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	53,136	(1,063)	(2,394)	49,679
Amounts reclassified from AOCI	(7,867)	(270)	—	(8,137)
Changes, net of tax	45,269	(1,333)	(2,394)	41,542
Balance, June 30, 2020	$42,850	$(1,333)	$(18,383)	$23,134

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Three Months Ended June 30,
	2020			2019
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$34,970	$(10,364)	$24,606	$44,531	$(14,485)	$30,046
Net realized (gains) reclassified into net income (1)	(9,640)	2,850	(6,790)	(1,447)	428	(1,019)
Net change	25,330	(7,514)	17,816	43,084	(14,057)	29,027
Cash flow hedges
Net unrealized (losses) arising during the period	(1,483)	420	(1,063)	—	—	—
Net realized (gains) reclassified into net income (2)	(377)	107	(270)	—	—	—
Net change	(1,860)	527	(1,333)	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period	(379)	149	(230)	(2,989)	(3,027)	(6,016)
Net change	(379)	149	(230)	(2,989)	(3,027)	(6,016)
Other comprehensive income (loss)	$23,091	$(6,838)	$16,253	$40,095	$(17,084)	$23,011

($ in thousands)	Six Months Ended June 30,
	2020			2019
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$75,463	$(22,327)	$53,136	$75,469	$(22,312)	$53,157
Net realized (gains) reclassified into net income (1)	(11,169)	3,302	(7,867)	(3,008)	889	(2,119)
Net change	64,294	(19,025)	45,269	72,461	(21,423)	51,038
Cash flow hedges
Net unrealized (losses) arising during the period	(1,483)	420	(1,063)	—	—	—
Net realized (gains) reclassified into net income (2)	(377)	107	(270)	—	—	—
Net change	(1,860)	527	(1,333)	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) arising during the period	(2,145)	(249)	(2,394)	191	(3,027)	(2,836)
Net change	(2,145)	(249)	(2,394)	191	(3,027)	(2,836)
Other comprehensive income (loss)	$60,289	$(18,747)	$41,542	$72,652	$(24,450)	$48,202

(1)For the three and six months ended June 30, 2020 and 2019, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the three and six months ended June 30, 2020 and 2019, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenue and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are allocated to the segment directly associated with the loans charged off, and the remaining provision for credit losses is allocated to each segment based on loan volume. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

The corporate treasury function within the Other segment is responsible for liquidity and interest rate management of the Company. The Company’s internal FTP process is also managed by the corporate treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed.

The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate using the short-term FHLB rate as a reference rate for the FTP credits paid for deposits in event of the flattened and inverted yield curve. This methodology has been retrospectively applied to segment financial results for the three and six months ended June 30, 2019, and the process is effectively reflecting the current market conditions as of June 30, 2020.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2020 and 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2020
Net interest income before provision for credit losses	$124,926	$183,796	$35,053	$343,775
Provision for credit losses	5,590	96,853	—	102,443
Noninterest income	13,943	33,887	10,807	58,637
Noninterest expense	80,164	64,900	42,632	187,696
Segment income before income taxes	53,115	55,930	3,228	112,273
Segment net income	$38,058	$40,178	$21,116	$99,352
As of June 30, 2020
Segment assets	$12,666,938	$26,984,013	$9,756,642	$49,407,593

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2019
Net interest income before provision for credit losses	$180,911	$158,941	$27,474	$367,326
Provision for credit losses	1,616	17,629	—	19,245
Noninterest income	14,503	33,656	4,600	52,759
Noninterest expense	83,656	67,303	26,704	177,663
Segment income before income taxes	110,142	107,665	5,370	223,177
Segment net income (loss)	$78,741	$76,885	$(5,246)	$150,380
As of June 30, 2019
Segment assets	$11,013,898	$25,001,894	$6,876,566	$42,892,358

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2020
Net interest income before provision for credit losses	$277,517	$367,297	$61,668	$706,482
Provision for credit losses	13,378	162,935	—	176,313
Noninterest income	30,345	66,343	15,998	112,686
Noninterest expense	167,128	135,026	64,418	366,572
Segment income before income taxes	127,356	135,679	13,248	276,283
Segment net income	$91,253	$97,309	$55,614	$244,176
As of June 30, 2020
Segment assets	$12,666,938	$26,984,013	$9,756,642	$49,407,593

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2019
Net interest income before provision for credit losses	$365,970	$311,649	$52,168	$729,787
Provision for credit losses	4,629	37,195	—	41,824
Noninterest income	28,275	58,200	8,415	94,890
Noninterest expense	171,562	137,847	55,176	364,585
Segment income before income taxes	218,054	194,807	5,407	418,268
Segment net income	$155,887	$139,219	$19,298	$314,404
As of June 30, 2019
Segment assets	$11,013,898	$25,001,894	$6,876,566	$42,892,358

Note 16 — Subsequent Events

On July 23, 2020, the Company’s Board of Directors declared third quarter 2020 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on August 17, 2020 to stockholders of record as of August 4, 2020.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Chinese-American community. Through over 125 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of June 30, 2020, the Company had $49.41 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2019 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risk, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct businesses. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology related to critical business infrastructure and streamlining core processes, in the context of maintaining appropriate expense management. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Coronavirus Disease 2019 Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic has caused significant, unprecedented disruption around the world, as well as economic and financial market deterioration, which did not exist at the beginning of the year. The recession resulting from government-mandated closures of certain businesses and “stay-at-home” orders has significantly impacted businesses, investments in those businesses and consumer spending, and heightened volatility in the global financial markets. These economic and operating conditions caused by the COVID-19 pandemic have created financial difficulties for many of the Company’s commercial and consumer customers and, as a result, some borrowers may not be able to satisfy their obligations to us. As many of the Company’s loans are secured by real estate, a potential decline in the real estate markets could also negatively impact the Company’s business, financial condition and the credit quality of the Company’s loan portfolio. As a result of the ongoing COVID-19 pandemic, the provision for credit losses was elevated during the second quarter of 2020.

Regulatory Developments Relating to COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security Act — The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to address the economic impact to individuals and businesses as a result of the COVID-19 pandemic. As part of the CARES Act, various initiatives to protect individuals, businesses and local economies, such as the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and the Main Street Lending Program were established in an effort to lessen the impact of COVID-19 on consumers and businesses. As part of our commitment to support our customers, the Bank participated as a lender in the PPP. During the second quarter of 2020, the Company funded over 7,200 SBA 7(a) approved PPP loans for customers with an outstanding loan balance totaling $1.75 billion as of June 30, 2020. The SBA guarantees 100% of the PPP loans made to eligible borrowers and if used for qualified expenditures, the PPP loans are forgivable. These loans are included in our commercial and industrial (“C&I”) portfolio, have an interest rate of 1% and a maturity of two or five years. The Board of Governors of the Federal Reserve system (“Federal Reserve”) has established the PPP Liquidity Facility (“PPPLF”) to enable Federal Reserve Banks (“FRB”) to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of June 30, 2020, we have drawn down $1.43 billion from the Federal Reserve PPPLF and pledged the same amount in PPP loans as collateral. The Bank is also a participating lender in the Main Street Lending Program, which was established by the Federal Reserve system, to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

In addition, the CARES Act requires mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multi-family mortgage loan when the borrowers experience financial hardship due to COVID-19.

Loan Modifications — The CARES Act also includes an option for financial institutions to suspend the U.S. generally accepted accounting principles (“GAAP”) requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020. On April 7, 2020, the federal banking regulators issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”). The Interagency Statement also provides financial institutions the option to suspend the application of the TDR accounting guidance for short-term modifications (i.e., six months or less) made on a good faith basis in response to COVID-19 to borrowers who were current at the time of modification. Given that nonaccrual loans are more heavily risk-weighted for capital purposes, this TDR relief allows a capital benefit in the form of reduced risk-weighted assets since the aging of such loans were frozen at the time of modification. We are granting loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance. For a summary of the loans that we have modified in response to COVID-19, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Risk Management — Credit Risk Management in this Form 10-Q.

Regulatory Capital — On March 31, 2020, the U.S. federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of current expected credit losses (“CECL”) on regulatory capital for two years, followed by a three-year transition period (“CECL Capital Transition”). The Company has elected to apply the CECL Capital Transition during the first quarter of 2020.

Reserve Requirements — On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses.

Our Response to COVID-19

In response to the COVID-19 pandemic, we have been working diligently to protect employee safety while continuing to carry out our role as a provider of critical and essential services to the public. We have taken comprehensive steps to help our employees, customers and communities as follows:

•Employees:
For employees with jobs that are required to be performed on-site, we have taken significant actions to ensure employee safety by adopting social distancing measures, implementing an enhanced cleaning program and installing plexiglass panels and requiring temperature screenings and the wearing of masks for all employees physically at on-site locations. We have further provided support to our employees by granting an increase in flexibility by temporarily adjusting vacation policies.

•Customers:
We offered assistance to our commercial, consumer and small business clients affected by the COVID-19 pandemic, which includes payment deferrals, pausing foreclosures on certain residential mortgage loans and participation in the SBA PPP and the Main Street Lending Program under the CARES Act as discussed above. We intend to evaluate participation in additional new government-sponsored programs, as they are established.

Given the continuous unprecedented uncertainty and rapidly evolving socioeconomic impacts of the COVID-19 pandemic, the Company continues to closely monitor its impacts on the Company’s business and loan portfolio. The pandemic had a significant impact on the Company’s second quarter and first half of 2020 provision for credit losses. Although we are uncertain of the full magnitude and duration of the business and economic impact from the unprecedented public health efforts to contain and combat the spread of COVID-19, we could experience material declines in revenues, profitability and/or cash flows in one or more periods in 2020, compared to the corresponding prior-year periods and compared to our expectations at the beginning of the 2020 fiscal year. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A - Risk Factors in this Form 10-Q.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended			Six Months Ended
	June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Summary of operations:
Interest and dividend income (1)	$398,776	$449,190	$474,844	$847,966	$938,155
Interest expense	55,001	86,483	107,518	141,484	208,368
Net interest income before provision for credit losses	343,775	362,707	367,326	706,482	729,787
Provision for credit losses	102,443	73,870	19,245	176,313	41,824
Net interest income after provision for credit losses	241,332	288,837	348,081	530,169	687,963
Noninterest income	58,637	54,049	52,759	112,686	94,890
Noninterest expense (2)	187,696	178,876	177,663	366,572	364,585
Income before income taxes	112,273	164,010	223,177	276,283	418,268
Income tax expense (3)	12,921	19,186	72,797	32,107	103,864
Net income (1)(2)(3)	$99,352	$144,824	$150,380	$244,176	$314,404
Per common share:
Basic earnings	$0.70	$1.00	$1.03	$1.71	$2.16
Diluted earnings	$0.70	$1.00	$1.03	$1.70	$2.15
Dividends declared	$0.28	$0.28	$0.28	$0.55	$0.51
Book value	$35.25	$34.67	$32.53	$35.25	$32.53
Non-GAAP tangible common equity per share (4)	$31.86	$31.27	$29.20	$31.86	$29.20
Weighted-average number of shares outstanding:
Basic	141,486	144,814	145,546	143,150	145,402
Diluted	141,827	145,285	146,052	143,560	146,016
Common shares outstanding at period-end	141,486	141,435	145,547	141,486	145,547
At period end:
Total assets	$49,407,593	$45,948,545	$42,892,358	$49,407,593	$42,892,358
Total loans	$37,233,287	$35,894,987	$33,734,256	$37,233,287	$33,734,256
Available-for-sale (“AFS”) debt securities	$3,884,574	$3,695,943	$2,592,913	$3,884,574	$2,592,913
Total deposits	$40,672,678	$38,686,958	$36,477,542	$40,672,678	$36,477,542
Long-term debt and finance lease liabilities (5)	$1,580,442	$152,162	$152,506	$1,580,442	$152,506
Federal Home Loan Bank (“FHLB”) advances	$656,759	$646,336	$745,074	$656,759	$745,074
Stockholders’ equity (6)	$4,987,243	$4,902,985	$4,734,593	$4,987,243	$4,734,593
Non-GAAP tangible common equity (4)	$4,508,056	$4,422,519	$4,249,944	$4,508,056	$4,249,944
Head count (full-time equivalent)	3,249	3,285	3,261	3,249	3,261
Performance metrics:
Return on average assets (“ROA”)	0.83%	1.30%	1.45%	1.06%	1.54%
Return on average equity (“ROE”)	8.02%	11.60%	12.88%	9.82%	13.75%
Net interest margin	3.04%	3.44%	3.73%	3.24%	3.76%
Efficiency ratio (7)	46.64%	42.92%	42.29%	44.75%	44.21%
Non-GAAP efficiency ratio (4)	38.09%	38.54%	38.03%	38.31%	38.88%
Credit quality metrics:
Allowance for loan losses	$632,071	$557,003	$330,625	$632,071	$330,625
Allowance for loan losses to loans held-for-investment	1.70%	1.55%	0.98%	1.70%	0.98%
Nonperforming assets to total assets	0.41%	0.33%	0.28%	0.41%	0.28%
Annualized net charge-offs to average loans held-for-investment	0.21%	0.01%	0.09%	0.11%	0.14%
Selected metrics:
Total average equity to total average assets	10.33%	11.22%	11.28%	10.76%	11.21%
Common dividend payout ratio	39.72%	27.95%	26.95%	32.74%	23.63%
Loan-to-deposit ratio	91.54%	92.78%	92.48%	91.54%	92.48%
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.7%	12.4%	12.5%	12.7%	12.5%
Tier 1 capital	12.7%	12.4%	12.5%	12.7%	12.5%
Total capital	14.4%	13.9%	13.9%	14.4%	13.9%
Tier 1 leverage capital	9.7%	10.2%	10.4%	9.7%	10.4%

(1)Includes $21.3 million of interest income related to PPP loans for the second quarter of 2020.
(2)Includes $8.7 million of securities sold under repurchase agreements’ (“repurchase agreements”) extinguishment cost for the second quarter of 2020.
(3)Includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to the DC Solar tax credit investments (“DC Solar”) during the second quarter of 2019.
(4)For a discussion of tangible common equity, tangible common equity per share and non-GAAP efficiency ratio, refer to Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(5)Includes $1.43 billion of advances from the PPPLF.
(6)On January 1, 2020, the Company adopted Accounting Standards Codification (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded an after-tax decrease to opening retained earnings of $98.0 million as of January 1, 2020.
(7)The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

Financial Highlights

Noteworthy items about the Company’s performance for the second quarter and first half of 2020 included:

•Earnings: Second quarter 2020 net income was $99.4 million or $0.70 in diluted earnings per share (“EPS”), compared with second quarter of 2019 net income of $150.4 million or diluted EPS of $1.03, a decrease of $51.0 million or 34% in net income. Net income for the first half of 2020 was $244.2 million or $1.70 in diluted EPS, compared with net income of $314.4 million or $2.15 in diluted EPS for the first half of 2019, a decrease of $70.2 million or 22% in net income. These decreases in both periods were primarily due to higher provision for credit losses resulting from the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic and the recently adopted CECL methodology, and lower net interest income resulting from lower interest rates, partially offset by a decrease in income tax expense. Provision for credit losses of $176.3 million for the first half of 2020 increased by 322% compared to the same period a year ago.

•Adjusted Earnings: There were no adjustments for non-recurring items during the second quarter and first half of 2020 that affected non-GAAP net income and diluted EPS. Non-GAAP net income and non-GAAP diluted EPS for the second quarter of 2019 were $180.5 million and $1.24, respectively. Non-GAAP net income and non-GAAP diluted EPS for the first half of 2019 were $349.4 million and $2.39, respectively. During the first and second quarters of 2019, the Company recorded a $7.0 million pre-tax impairment charge and reversed $30.1 million of certain previously claimed tax credits related to the DC Solar, respectively. Refer to reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $402.4 million for the second quarter of 2020, compared with $420.1 million for the second quarter of 2019, a decrease of $17.7 million or 4%. Revenue for the first half of 2020 was $819.2 million, compared with $824.7 million for the first half of 2019, a decrease of $5.5 million or 1%. These decreases were primarily due to lower net interest income, partially offset by an increase in noninterest income.

•Net Interest Income and Net Interest Margin: Second quarter 2020 net interest income was $343.8 million, compared with second quarter 2019 net interest income of $367.3 million, a decrease of $23.5 million or 6%. Second quarter 2020 net interest margin was 3.04%, a 69 basis point decrease from 3.73% for the second quarter of 2019. Net interest income for the first half of 2020 was $706.5 million, compared with $729.8 million for the first half of 2019, a decrease of $23.3 million or 3%. Net interest margin was 3.24% for the first half of 2020, a decrease of 52 basis points from 3.76% for the first half of 2019. The decreases in the net interest income and net interest margin reflected lower interest rates year-over-year, including a cumulative 225 basis point reduction of the federal funds target rate from the second half of 2019 through the second quarter of 2020.

•Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by revenue, was 46.64% and 42.29% for the second quarters of 2020 and 2019, respectively. The efficiency ratio was 44.75% for the first half of 2020, compared with 44.21% for the first half of 2019. Adjusting for the amortization of tax credit and other investments, amortization of core deposit intangibles, and repurchase agreements’ extinguishment cost, non-GAAP efficiency ratio for the second quarter of 2020 was 38.09%, a six basis point increase from 38.03% for the second quarter of 2019. For the first half of 2020, non-GAAP efficiency ratio was 38.31%, a 57 basis point improvement from 38.88% for the first half of 2019. For additional detail, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Tax: Income tax expense was $12.9 million and the effective tax rate was 11.5% for the second quarter of 2020, compared with income tax expense of $72.8 million and an effective tax rate of 32.6% for the second quarter of 2019. Income tax expense was $32.1 million and the effective tax rate was 11.6% for the first half of 2020, compared with income tax expense of $103.9 million and an effective tax rate of 24.8% for the first half of 2019.

•Profitability: ROA for the second quarters of 2020 and 2019 were 0.83% and 1.45%, respectively. ROA for the first half of 2020 and 2019 were 1.06% and 1.54%, respectively. ROE for the second quarters of 2020 and 2019 were 8.02% and 12.88%, respectively. ROE for the first half of 2020 and 2019 were 9.82% and 13.75%, respectively. Adjusting for non-recurring items related to DC Solar which occurred in 2019, non-GAAP ROA and non-GAAP ROE for the second quarter of 2019 were 1.74% and 15.45%, respectively. Non-GAAP ROA and non-GAAP ROE for the first half of 2019 were 1.71% and 15.28%, respectively. For additional detail, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.)

•Loans: Total loans were $37.23 billion as of June 30, 2020, an increase of $2.45 billion or 7% from $34.78 billion as of December 31, 2019. Loan growth was well-diversified across each of the Company’s major loan portfolios, with the strongest growth from C&I, driven by PPP loan funding, commercial real estate (“CRE”) and single-family residential loans.

•Deposits: Total deposits were $40.67 billion as of June 30, 2020, an increase of $3.35 billion or 9% from $37.32 billion as of December 31, 2019. This increase was primarily driven by growth in noninterest-bearing demand deposits and money market accounts, partially offset by a decrease in time deposits.

•Asset Quality Metrics: The allowance for loan losses was $632.1 million or 1.70% of loans held-for-investment, as of June 30, 2020, compared with $358.3 million or 1.03% of loans held-for-investment, as of December 31, 2019. The increase in the allowance for loan losses was primarily due to the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic; and the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million. Nonperforming assets were $202.2 million or 0.41% of total assets, as of June 30, 2020, an increase from $121.5 million, or 0.27% of total assets, as of December 31, 2019. Second quarter 2020 net charge-offs were $19.2 million, or an annualized 0.21% of average loans held-for-investment, compared with $7.6 million, or an annualized 0.09% of average loans held-for-investment for the second quarter of 2019. For the first half of 2020, net charge-offs were $20.1 million or annualized 0.11% of average loans held-for-investment, compared with $22.1 million or annualized 0.14% of average loans held-for-investment for the first half of 2019.

•Capital Levels: Our capital levels are strong. As of June 30, 2020, all of the Company’s and the Bank’s regulatory capital ratios were well above the regulatory requirements to be considered well-capitalized. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital. On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. There were no share repurchases during the second quarter of 2020 or the full year 2019.

•Cash Dividends: The quarterly cash common stock dividend for both the second quarters of 2020 and 2019 was $0.275 per share. Cash dividends of $39.5 million during the second quarter of 2020 and $79.9 million the first half of 2020 were retuned to stockholders, compared with $40.5 million and $74.3 million during the same periods in 2019, respectively.

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
Second quarter 2020 net interest income was $343.8 million, a decrease of $23.5 million or 6%, compared with $367.3 million for the second quarter of 2019. For the first half of 2020, net interest income was $706.5 million, a decrease of $23.3 million or 3%, compared with $729.8 million for the first half of 2019. The decreases in net interest income were due to a decrease in interest-earning asset yields which reflected the drop in the average Prime and London Interbank Offered Rates (“LIBOR”), partially offset by decreases in the cost of funds. Second quarter 2020 net interest margin was 3.04%, a 69 basis point decrease from 3.73% for the second quarter of 2019. For the first half of 2020, net interest margin was 3.24%, a 52 basis point decrease from 3.76% for the first half of 2019.

The average loan yield for the second quarter of 2020 was 3.98%, a 130 basis point decrease from 5.28% for the second quarter of 2019. For the first half of 2020, the average loan yield was 4.34%, a 95 basis point decrease from 5.29% for the first half of 2019. These decreases, compared with the same periods in 2019, reflected materially lower interest rates, which resulted from a cumulative 225 basis point reduction of the federal funds target rate. Approximately 65% and 70% of loans were comprised of variable-rate or hybrid loans that were in the adjustable rate period as of June 30, 2020 and 2019, respectively. Second quarter of 2020 average loans were $37.14 billion, an increase of $4.16 billion or 13% from $32.98 billion for the second quarter of 2019. For the first half of 2020, average loans were $36.15 billion, an increase of $3.45 billion or 11% from $32.70 billion for the first half of 2019. The year-over-year increase stemmed from broad-based growth across CRE, C&I, and single-family residential loans.

Second quarter of 2020 average interest-earning assets was $45.41 billion, an increase of $5.95 billion or 15% from $39.46 billion for the second quarter of 2019. This was primarily due to increases of $4.16 billion in average loans and $1.17 billion in AFS debt securities. For the first half of 2020, average interest-earning assets was $43.89 billion, an increase of $4.78 billion or 12% from $39.11 billion for first half of 2019. This was primarily due to increases of $3.45 billion in average loans and $900.4 million in AFS debt securities.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits totaled $13.53 billion for the second quarter of 2020, compared with $10.24 billion for the second quarter of 2019, an increase of $3.29 billion or 32%. Average noninterest-bearing demand deposits comprised 34% and 29% of average total deposits for the second quarters of 2020 and 2019, respectively. Average noninterest-bearing demand deposits was $12.33 billion for the first half of 2020, compared with $10.16 billion for the first half of 2019, an increase of $2.17 billion or 21%. Average noninterest-bearing demand deposits made up 32% and 29% of average total deposits for first half of 2020 and 2019, respectively. Average interest-bearing deposits of $26.37 billion for the second quarter of 2020 increased by $1.28 billion or 5% from $25.09 billion for the second quarter of 2019. Average interest-bearing deposits of $26.36 billion for the first half of 2020 increased by $1.39 billion or 6%, from $24.97 billion for the first half of 2019.

The average cost of funds was 0.53% for the second quarter of 2020, a decrease of 66 basis points from 1.19% for the second quarter of 2019. For the first half of 2020, the average cost of funds was 0.71%, a decrease of 46 basis points from 1.17% for the first half of 2019. The decreases in the average cost of funds reflected the cumulative 225 basis point reduction of the target federal funds rate from the second half of 2019 through the second quarter of 2020. The average cost of deposits was 0.47% for the second quarter of 2020, a decrease of 64 basis points from 1.11% for the second quarter of 2019. The average cost of deposits was 0.64% for the first half of 2020, a decrease of 45 basis points from 1.09% for the first half of 2019.

The average cost of interest-bearing deposits was 0.71% for the second quarter of 2020, a decrease of 86 basis points from 1.57% for the second quarter of 2019. For the first half of 2020, the average cost of interest-bearing deposits decreased 59 basis points to 0.94%, from 1.53% for the first half of 2019. Other sources of funding included in the calculation of the average cost of funds consist of short-term borrowings, FHLB advances, repurchase agreements and long-term debt.

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2020 and 2019:

($ in thousands)	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,435,920	$4,564	0.53%	$2,852,060	$16,800	2.37%
Securities purchased under resale agreements (“Resale agreements”) (2)	1,037,473	5,514	2.14%	999,835	7,404	2.98%
AFS debt securities (3)(4)	3,719,209	21,004	2.27%	2,551,383	15,685	2.47%
Loans (5)(6)	37,141,773	367,393	3.98%	32,981,374	434,450	5.28%
Restricted equity securities	78,867	301	1.54%	76,449	505	2.65%
Total interest-earning assets	$45,413,242	$398,776	3.53%	$39,461,101	$474,844	4.83%
Noninterest-earning assets:
Cash and due from banks	498,908			439,449
Allowance for loan losses	(566,473)			(321,335)
Other assets	2,883,237			1,966,226
Total assets	$48,228,914			$41,545,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,687,178	$5,404	0.46%	$5,221,110	$15,836	1.22%
Money market deposits	9,893,816	8,093	0.33%	7,856,055	28,681	1.46%
Savings deposits	2,149,965	1,445	0.27%	2,106,626	2,477	0.47%
Time deposits	9,634,696	31,457	1.31%	9,904,726	50,970	2.06%
Short-term borrowings	242,185	265	0.44%	35,575	361	4.07%
FHLB advances	653,665	3,343	2.06%	533,841	4,011	3.01%
Repurchase agreements (2)	418,681	3,540	3.40%	50,000	3,469	27.83%
Long-term debt and finance lease liabilities	682,432	1,454	0.86%	152,608	1,713	4.50%
Total interest-bearing liabilities	$28,362,618	$55,001	0.78%	$25,860,541	$107,518	1.67%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	13,534,873			10,237,868
Accrued expenses and other liabilities	1,348,977			762,684
Stockholders’ equity	4,982,446			4,684,348
Total liabilities and stockholders’ equity	$48,228,914			$41,545,441
Interest rate spread			2.75%			3.16%
Net interest income and net interest margin		$343,775	3.04%		$367,326	3.73%

(1)Annualized.
(2)There was no netting of repurchase agreements against resale agreements for the second quarter of 2020. Average balances of resale and repurchase agreements for the three months ended June 30, 2019 have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.14% and 2.71% for the second quarters of 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 3.40% and 4.93% for the second quarters of 2020 and 2019, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $5.9 million and $2.9 million for the second quarters of 2020 and 2019, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $21.1 million and $8.8 million for the second quarters of 2020 and 2019, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first half of 2020 and 2019:

($ in thousands)	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,204,463	$15,672	0.98%	$2,716,128	$32,210	2.38%
Resale agreements (2)	959,807	11,139	2.33%	1,017,320	15,310	3.03%
AFS debt securities (3)(4)	3,496,974	41,146	2.37%	2,596,590	31,433	2.44%
Loans (5)(6)	36,147,871	779,262	4.34%	32,699,644	857,984	5.29%
Restricted equity securities	78,771	747	1.91%	75,348	1,218	3.26%
Total interest-earning assets	$43,887,886	$847,966	3.89%	$39,105,030	$938,155	4.84%
Noninterest-earning assets:
Cash and due from banks	504,710			453,725
Allowance for loan losses	(529,385)			(317,909)
Other assets	2,629,000			1,903,306
Total assets	$46,492,211			$41,144,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$4,844,425	$15,650	0.65%	$5,245,845	$30,091	1.16%
Money market deposits	9,453,599	30,341	0.65%	7,967,831	58,915	1.49%
Savings deposits	2,113,118	3,262	0.31%	2,099,058	4,704	0.45%
Time deposits	9,949,351	73,549	1.49%	9,658,181	96,259	2.01%
Short-term borrowings	151,081	821	1.09%	47,939	977	4.11%
FHLB advances	673,511	7,509	2.24%	436,475	6,990	3.23%
Repurchase agreements (2)	375,549	7,531	4.03%	50,000	6,961	28.07%
Long-term debt and finance lease liabilities	417,345	2,821	1.36%	152,485	3,471	4.59%
Total interest-bearing liabilities	$27,977,979	$141,484	1.02%	$25,657,814	$208,368	1.64%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	12,326,291			10,155,079
Accrued expenses and other liabilities	1,185,715			720,028
Stockholders’ equity	5,002,226			4,611,231
Total liabilities and stockholders’ equity	$46,492,211			$41,144,152
Interest rate spread			2.87%			3.20%
Net interest income and net interest margin		$706,482	3.24%		$729,787	3.76%

(1)Annualized.
(2)Average balances of resale and repurchase agreements have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.32% and 2.77% for the first half of 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 3.76% and 4.97% for the first half of 2020 and 2019, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $9.2 million and $6.0 million for the first half of 2020 and 2019, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $29.1 million and $16.8 million for the first half of 2020 and 2019, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020 vs. 2019			2020 vs. 2019
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(12,236)	$2,882	$(15,118)	$(16,538)	$4,994	$(21,532)
Resale agreements	(1,890)	269	(2,159)	(4,171)	(826)	(3,345)
AFS debt securities	5,319	6,642	(1,323)	9,713	10,702	(989)
Loans	(67,057)	49,689	(116,746)	(78,722)	85,564	(164,286)
Restricted equity securities	(204)	15	(219)	(471)	54	(525)
Total interest and dividend income	$(76,068)	$59,497	$(135,565)	$(90,189)	$100,488	$(190,677)
Interest-bearing liabilities:
Checking deposits	$(10,432)	$(1,479)	$(8,953)	$(14,441)	$(2,146)	$(12,295)
Money market deposits	(20,588)	5,958	(26,546)	(28,574)	9,511	(38,085)
Savings deposits	(1,032)	50	(1,082)	(1,442)	32	(1,474)
Time deposits	(19,513)	(1,360)	(18,153)	(22,710)	2,859	(25,569)
Short-term borrowings	(96)	473	(569)	(156)	956	(1,112)
FHLB advances	(668)	775	(1,443)	519	3,074	(2,555)
Repurchase agreements	71	5,491	(5,420)	570	11,069	(10,499)
Long-term debt and finance lease liabilities	(259)	2,033	(2,292)	(650)	3,024	(3,674)
Total interest expense	$(52,517)	$11,941	$(64,458)	$(66,884)	$28,379	$(95,263)
Change in net interest income	$(23,551)	$47,556	$(71,107)	$(23,305)	$72,109	$(95,414)

Noninterest Income

The following table presents the components of noninterest income for the second quarter and first half of 2020 and 2019:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Lending fees	$21,946	$16,423	34%	$37,719	$31,392	20%
Deposit account fees	10,872	9,607	13%	21,319	19,075	12%
Foreign exchange income	4,562	7,286	(37)%	12,381	12,301	1%
Wealth management fees	3,091	3,800	(19)%	8,444	7,574	11%
Interest rate contracts and other derivative income	6,107	10,398	(41)%	13,180	13,614	(3)%
Net gains on sales of loans	132	15	780%	1,082	930	16%
Gains on sales of AFS debt securities	9,640	1,447	566%	11,169	3,008	271%
Other investment income	966	706	37%	2,887	1,908	51%
Other income	1,321	3,077	(57)%	4,505	5,088	(11)%
Total noninterest income	$58,637	$52,759	11%	$112,686	$94,890	19%

Noninterest income comprised 15% and 14% of total revenue for the second quarter and the first half of 2020, respectively, compared with 13% and 12% for the second quarter and the first half of 2019, respectively. Second quarter 2020 noninterest income was $58.6 million, an increase of $5.9 million or 11%, compared with $52.8 million for the same period in 2019. This increase was primarily due to increases in gains on sale of AFS debt securities and lending fees, partially offset by decreases in interest rate contracts and other derivative income, foreign exchange income and other income. First half 2020 noninterest income was $112.7 million, an increase of $17.8 million or 19%, compared with $94.9 million for the first half of 2019. This increase was primarily due to increases in gains on sale of AFS debt securities and lending fees, partially offset by decreases in other income and interest rate contracts and other derivative income. The following discussion provides the composition of the major changes in noninterest income:

Lending fees increased by $5.5 million or 34% to $21.9 million for the second quarter of 2020, and increased by $6.3 million or 20% to $37.7 million for the first half of 2020, as compared with the same periods in 2019. These increases primarily reflected an increase in the valuation of warrants received as part of lending relationships.

Foreign exchange income decreased by $2.7 million or 37% to $4.6 million for the second quarter of 2020, and was essentially flat at $12.4 million for the first half of 2020, as compared with the same periods in 2019. The decrease in the second quarter of 2020 was primarily driven by the unfavorable revaluation of certain foreign currency-denominated balance sheet items and a decrease in customer-driven transactions.

Interest rate contracts and other derivative income decreased $4.3 million or 41% to $6.1 million for the second quarter of 2020, and decreased by $434 thousand or 3% to $13.2 million for the first half of 2020, as compared with the same periods in 2019. These decreases primarily reflected the impact of negative credit valuation adjustments due to higher loss probabilities for borrowers impacted by COVID-19.

Gains on sales of AFS debt securities increased by $8.2 million or 566% to $9.6 million for the second quarter of 2020, and increased by $8.2 million or 271% to $11.2 million for the first half of 2020, as compared with the same periods in 2019. These increases were primarily driven by $131.6 million in sales of municipal bonds during the second quarter of 2020.

Other income decreased by $1.8 million or 57% to $1.3 million for the second quarter of 2020, and decreased by $583 thousand or 11% to $4.5 million for the first half of 2020, as compared with the same periods in 2019. These decreases primarily reflected losses recognized on the cash surrender value of bank-owned life insurance policies.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first half of 2020 and 2019:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Compensation and employee benefits	$96,955	$100,531	(4)%	$198,915	$202,830	(2)%
Occupancy and equipment expense	16,217	17,362	(7)%	33,293	34,680	(4)%
Deposit insurance premiums and regulatory assessments	3,700	2,919	27%	7,127	6,007	19%
Legal expense	1,530	2,355	(35)%	4,727	4,580	3%
Data processing	4,480	3,460	29%	8,306	6,617	26%
Consulting expense	1,413	2,069	(32)%	2,630	4,128	(36)%
Deposit related expense	3,353	3,338	0%	6,916	6,842	1%
Computer software expense	7,301	6,211	18%	13,467	12,289	10%
Other operating expense	19,248	22,679	(15)%	40,367	44,968	(10)%
Amortization of tax credit and other investments	24,759	16,739	48%	42,084	41,644	1%
Repurchase agreements’ extinguishment cost	8,740	—	100%	8,740	—	100%
Total noninterest expense	$187,696	$177,663	6%	$366,572	$364,585	1%

Second quarter 2020 noninterest expense was $187.7 million, an increase of $10.0 million or 6%, compared with $177.7 million for the same period in 2019. This increase was primarily due to repurchase agreements’ extinguishment cost and the amortization of tax credit and other investments, partially offset by decreases in compensation and employee benefits and other operating expenses. First half 2020 noninterest expense was $366.6 million, an increase of $2.0 million or 1%, compared with $364.6 million for the first half of 2019. This increase was primarily due to repurchase agreements’ extinguishment cost and additional data processing expense, partially offset by decreases in other operating expenses and compensation and employee benefits.

Compensation and employee benefits decreased by $3.6 million or 4% to $97.0 million for the second quarter of 2020, and decreased by $3.9 million or 2% to $198.9 million for the first half of 2020, as compared with the same periods in 2019. These decreases were primarily driven by increased deferred loan costs as a result of increased loan originations and a reduction in bonus accruals, partially offset by annual merit increases and greater temporary staffing costs.

Data processing increased by $1.0 million or 29% to $4.5 million for the second quarter of 2020, and increased by $1.7 million or 26% to $8.3 million for the first half of 2020, as compared with the same periods in 2019. These increases were primarily driven by an increase in electronic data processing fees.

Other operating expense primarily consists of telecommunications and postage, loan related expenses, charitable contributions, marketing, travel, and other miscellaneous expense categories. Other operating expense decreased by $3.4 million or 15% to $19.2 million for the second quarter of 2020, and decreased by $4.6 million or 10% to $40.4 million for the first half of 2020, as compared with the same periods in the 2019. These decreases were primarily driven by decreases in travel, marketing and other miscellaneous expense categories, largely due to COVID-19.

Amortization of tax credit and other investments increased $8.0 million or 48% to $24.8 million for the second quarter of 2020, compared with the second quarter of 2019, and increased by $440 thousand or 1% to $42.1 million for the first half of 2020, as compared with the same periods in 2019. These increases were mainly attributable to a reduction in value for investments accounted for under the equity method and an increase in amortization expense from tax credit investments placed in service in 2020, partially offset by a decrease in impairment charges. In the first quarter of 2019, the Company fully wrote off the tax credit investments related to DC Solar and recorded a $7.0 million impairment charge. In the second quarter of 2019, the Company recorded $2.9 million of other-than-temporary impairment (“OTTI”) charges related to a historic tax credit investment and a Community Reinvestment Act investment. In comparison, $624 thousand and $474 thousand of impairment charges net of recoveries were recorded in the second quarter and first half of 2020, respectively.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in the second quarter and first half of 2019.

Income Taxes

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Income before income taxes	$112,273	$223,177	(50)%	$276,283	$418,268	(34)%
Income tax expense	$12,921	$72,797	(82%)	$32,107	$103,864	(69%)
Effective tax rate	11.5%	32.6%	(65%)	11.6%	24.8%	(53%)

The income tax expense was $12.9 million and the effective tax rate was 11.5% in the second quarter of 2020, compared with an income tax expense of $72.8 million and an effective tax rate of 32.6% for the same period in 2019. The income tax expense was $32.1 million and the effective tax rate was 11.6% in the first half of 2020, compared with an income tax expense of $103.9 million and an effective tax rate of 24.8% for the same period in 2019. The higher effective tax rates of 32.6% and 24.8% during the second quarter and first half of 2019, respectively, were primarily due to $30.1 million of additional income tax expense recorded to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. Excluding this $30.1 million of additional income tax expense, non-GAAP effective tax rates for the second quarter and first half of 2019 were 19.1% and 17.6%, respectively. For more details, see reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. The year-over-year decrease in the effective tax rate was primarily due to the decreases in pre-tax income during the second quarter and first half of 2020, as compared with the same periods of 2019, combined with a year-over-year increase in tax credits recognized from investments in renewable energy and solar tax credit projects.

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

Net interest income before provision for credit losses of each segment represents the difference between actual interest income earned on loans and interest expense paid on customer deposits of the segment, adjusted for funding charges for loans or funding credits for deposits through the Company’s internal funds transfer pricing (“FTP”) process. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate for the FTP credits for deposits in consideration of the flattened and inverted yield curve. This methodology has been retrospectively applied to the segment financial results for the second quarter and first half of 2019.

The following tables present selected segment information for the second quarter and first half of 2020 and 2019:

($ in thousands)	Three Months Ended June 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$124,926	$183,796	$35,053	$343,775
Provision for credit losses	5,590	96,853	—	102,443
Noninterest income	13,943	33,887	10,807	58,637
Noninterest expense	80,164	64,900	42,632	187,696
Segment income before income taxes	53,115	55,930	3,228	112,273
Segment net income	$38,058	$40,178	$21,116	$99,352
Average loans	$12,011,203	$25,130,570	$—	$37,141,773
Average deposits	$27,004,689	$10,642,686	$2,253,153	$39,900,528

($ in thousands)	Three Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$180,911	$158,941	$27,474	$367,326
Provision for credit losses	1,616	17,629	—	19,245
Noninterest income	14,503	33,656	4,600	52,759
Noninterest expense	83,656	67,303	26,704	177,663
Segment income before income taxes	110,142	107,665	5,370	223,177
Segment net income (loss)	$78,741	$76,885	$(5,246)	$150,380
Average loans	$10,529,143	$22,452,231	$—	$32,981,374
Average deposits	$25,010,526	$8,350,204	$1,965,655	$35,326,385

($ in thousands)	Six Months Ended June 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$277,517	$367,297	$61,668	$706,482
Provision for credit losses	13,378	162,935	—	176,313
Noninterest income	30,345	66,343	15,998	112,686
Noninterest expense	167,128	135,026	64,418	366,572
Segment income before income taxes	127,356	135,679	13,248	276,283
Segment net income	$91,253	$97,309	$55,614	$244,176
Average loans	$11,640,346	$24,507,525	$—	$36,147,871
Average deposits	$26,298,876	$9,909,058	$2,478,850	$38,686,784

($ in thousands)	Six Months Ended June 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$365,970	$311,649	$52,168	$729,787
Provision for credit losses	4,629	37,195	—	41,824
Noninterest income	28,275	58,200	8,415	94,890
Noninterest expense	171,562	137,847	55,176	364,585
Segment income before income taxes	218,054	194,807	5,407	418,268
Segment net income	$155,887	$139,219	$19,298	$314,404
Average loans	$10,440,946	$22,258,698	$—	$32,699,644
Average deposits	$25,029,425	$8,186,361	$1,910,208	$35,125,994

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

The Consumer and Business Banking segment reported net income of $38.1 million for the second quarter of 2020, compared with $78.7 million for the same period in 2019. The decrease in segment net income of $40.6 million or 52% was primarily due to a decrease in net interest income before provision for credit losses.

Second quarter 2020 net interest income before provision for credit losses for this segment was $124.9 million, a decrease of $56.0 million or 31%, compared with $180.9 million for the same period in 2019. Interest income earned on loans decreased by 3%, driven by a decrease in average loan yields, partially offset by average loan growth; interest expense paid on deposits decreased by 52%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits also decreased, reflecting a decline in the deposits FTP rate. Combined, these factors contributed to a 31% decrease in segment net interest income before provision for credit losses, with the largest driver of the unfavorable result being lower FTP credits received for deposits.

Second quarter 2020 average loans for this segment were $12.01 billion, an increase of $1.48 billion or 14% from $10.53 billion for the same period in 2019, primarily driven by an increase in single-family residential portfolio. Second quarter 2020 average deposits for this segment were $27.00 billion, an increase of $1.99 billion or 8% from $25.01 billion for the same period in 2019, primarily driven by increases in noninterest-bearing demand and money market deposits.

The Consumer and Business Banking segment reported net income of $91.3 million for the first half of 2020, compared with $155.9 million for the same period in 2019. The decrease in segment net income of $64.6 million or 41% was primarily due to a decrease in net interest income before provision for credit losses.

First half 2020 net interest income before provision for credit losses for this segment was $277.5 million, a decrease of $88.5 million or 24%, compared with $366.0 million for the same period in 2019. Interest income earned on loans remained relatively flat; interest expense paid on deposits decreased by 36%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits also decreased, reflecting a decline in the deposits FTP rate. Combined, these factors drove a 24% decrease in segment net interest income before provision for credit losses, with the largest driver of the unfavorable result being lower FTP credits received for deposits.

First half 2020 average loans for this segment were $11.64 billion, an increase of $1.20 billion or 11% from $10.44 billion for the same period in 2019, primarily driven by an increase in single-family residential portfolio. First half 2020 average deposits for this segment were $26.30 billion, an increase of $1.27 billion or 5% from $25.03 billion for the same period in 2019, primarily driven by increases in noninterest-bearing demand and money market deposits.

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

The Commercial Banking segment reported segment net income of $40.2 million for the second quarter of 2020, compared with $76.9 million for the same period in 2019. The decrease in segment net income of $36.7 million or 48% reflected an increase in provision for credit losses, partially offset by an increase in net interest income before provision for credit losses. Second quarter 2020 provision for credit losses was $96.9 million, an increase of $79.3 million or 449%, compared with $17.6 million for the same period in 2019. This increase was primarily due to deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, as well as due to loan risk rating downgrades.

Second quarter 2020 net interest income before provision for credit losses for this segment was $183.8 million, an increase of $24.9 million or 16% compared with $158.9 million for the same period in 2019. Interest income earned on loans decreased by 21%, driven by a decrease in average loan yields, which more than offset the income growth driven by the average loan growth; interest expense paid on deposits decreased by 46%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the FTP rate on loans, and FTP credits received for deposits also decreased, reflecting a decline in the FTP rate on deposits. Combined, these factors contributed to an increase of 16% in segment net interest income before provision for credit losses, which were primarily driven by lower FTP funding charges assessed for loans.

Second quarter 2020 average loans for this segment were $25.13 billion, an increase of $2.68 billion or 12% from $22.45 billion for the same period in 2019, primarily driven by the growth in CRE and C&I loan portfolios. Second quarter 2020 average deposits were $10.64 billion, an increase of $2.29 billion or 27% from $8.35 billion for the same period in 2019, primarily driven by an increase in noninterest-bearing demand deposits.

The Commercial Banking segment reported segment net income of $97.3 million for the first half of 2020, compared with $139.2 million for the same period in 2019. The decrease in segment net income of $41.9 million or 30% reflected an increase in provision for credit losses, partially offset by increases in net interest income before provision for credit losses and noninterest income. First half 2020 provision for credit losses was $162.9 million, an increase of $125.7 million or 338%, compared with $37.2 million for the same period in 2019. This increase was primarily due to deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, as well as due to loan risk rating downgrades.

First half 2020 net interest income before provision for credit losses for this segment was $367.3 million, an increase of $55.7 million or 18% compared with $311.6 million for the same period in 2019. Interest income earned on loans decreased by 13%, which was primarily attributable to a decrease in average loan yields, which more than offset income growth driven by average loan growth; interest expense paid on deposits decreased by 31%, driven by a decline in the average cost of deposits; FTP funding charges assessed for loans decreased, reflecting a decline in the FTP rate on loans; FTP credits received for deposits also decreased, reflecting a decline in the FTP rate on deposits. Combined, these factors drove an increase of 18% in segment net interest income before provision for credit losses, which were primarily driven by lower FTP funding charges assessed for loans. First half 2020 noninterest income was $66.3 million, an increase of $8.1 million or 14%, compared with $58.2 million for the same period in 2019. This increase was mainly attributable to an increase in the valuation of warrants received as part of lending relationships.

First half 2020 average loans for this segment were $24.51 billion, an increase of $2.25 billion or 10% from $22.26 billion for the same period in 2019, primarily driven by the growth in CRE and C&I loan portfolios. First half 2020 average deposits for this segment were $9.91 billion, an increase of $1.72 billion or 21% from $8.19 billion for the same period in 2019, primarily driven by increases in noninterest-bearing demand and time deposits.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The Other segment reported segment income before income taxes of $3.2 million and segment net income of $21.1 million for the second quarter of 2020, reflecting an income tax benefit of $17.9 million. In comparison, the Other segment reported segment income before income taxes of $5.4 million and segment net loss of $5.2 million for the second quarter of 2019, reflecting an income tax expense of $10.6 million.

The decrease in second quarter 2020 segment income before income taxes was primarily driven by an increase in noninterest expense, partially offset by increases in net interest income before provision for credit losses and noninterest income. Noninterest expense was $42.6 million, an increase of $15.9 million or 60%, compared with $26.7 million for the same period in 2019. The increase was mainly attributable to a reduction in value for investments accounted for under the equity method and an increase in amortization expense from tax credit investments placed in service in 2020. In addition, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million during the second quarter of 2020. Second quarter 2020 net interest income before provision for credit losses was $35.1 million, an increase of $7.6 million or 28%, compared with $27.5 million for the same period in 2019. The increase mainly reflected a 67% decrease in interest expense paid on deposits, driven by a decline in average cost of deposits and an increase in FTP net spread. FTP net spread is the difference between the total internal FTP charges and credits and is recorded as part of net interest income in the Other segment. The favorable impact on net interest income before provision for credit losses was partially offset by a decrease in interest income on investment. Second quarter 2020 noninterest income was $10.8 million, an increase of $6.2 million or 135%, compared with $4.6 million for the same period in 2019, driven by an increase in gains on sales of municipal bonds during the second quarter of 2020.

The Other segment reported segment income before income taxes of $13.2 million and segment net income of $55.6 million for the first half of 2020, reflecting an income tax benefit of $42.4 million. In comparison, the Other segment reported segment income before income taxes of $5.4 million and segment net income of $19.3 million for the first half of 2019, reflecting an income tax benefit of $13.9 million.

The increase in segment income before income taxes was primarily driven by increases in net interest income before provision for credit losses and noninterest income, partially offset by an increase in noninterest expense. First half 2020 net interest income before provision for credit losses was $61.7 million, an increase of $9.5 million or 18%, compared with $52.2 million for the same period in 2019. The increase reflected a 42% decrease in interest expense paid on deposits, driven by a decline in the average cost of deposits and an increase in FTP net spread. The favorable impact on net interest income before provision for credit losses was partially offset by a decrease in interest income on investments. First half 2020 noninterest income was $16.0 million, an increase of $7.6 million or 90%, compared with $8.4 million for the same period in 2019, primarily driven by the aforementioned sales of municipal bonds during the second quarter of 2020. First half 2020 noninterest expense was $64.4 million, an increase of $9.2 million or 17%, compared with $55.2 million for the same period in 2019. The increase was primarily due to the aforementioned debt extinguishment cost of $8.7 million during the second quarter of 2020.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the segment income before income taxes.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between June 30, 2020 and December 31, 2019:

Selected Consolidated Balance Sheet Data

($ in thousands)	June 30, 2020	December 31, 2019	Change
			$	%
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,533,502	$3,261,149	$1,272,353	39%
Interest-bearing deposits with banks	531,591	196,161	335,430	171%
Resale agreements	1,260,000	860,000	400,000	47%
AFS debt securities, at fair value (amortized cost of $3,823,714 in 2020)	3,884,574	3,317,214	567,360	17%
Restricted equity securities, at cost	78,963	78,580	383	0%
Loans held-for-sale	3,875	434	3,441	793%
Loans held-for-investment (net of allowance for loan losses of $632,071 in 2020 and $358,287 in 2019)	36,597,341	34,420,252	2,177,089	6%
Investments in qualified affordable housing partnerships, net	201,888	207,037	(5,149)	(2)%
Investments in tax credit and other investments, net	251,318	254,140	(2,822)	(1)%
Premises and equipment, net	110,709	118,364	(7,655)	(6)%
Goodwill	465,697	465,697	—	—%
Operating lease right-of-use assets	94,898	99,973	(5,075)	(5)%
Other assets	1,393,237	917,095	476,142	52%
TOTAL	$49,407,593	$44,196,096	$5,211,497	12%
LIABILITIES
Noninterest-bearing	$13,940,420	$11,080,036	$2,860,384	26%
Interest-bearing	26,732,258	26,244,223	488,035	2%
Total deposits	40,672,678	37,324,259	3,348,419	9%
Short-term borrowings	252,851	28,669	224,182	782%
FHLB advances	656,759	745,915	(89,156)	(12)%
Repurchase agreements	300,000	200,000	100,000	50%
Long-term debt and finance lease liabilities (1)	1,580,442	152,270	1,428,172	938%
Operating lease liabilities	102,708	108,083	(5,375)	(5)%
Accrued expenses and other liabilities	854,912	619,283	235,629	38%
Total liabilities	44,420,350	39,178,479	5,241,871	13%
STOCKHOLDERS’ EQUITY	4,987,243	5,017,617	(30,374)	(1)%
TOTAL	$49,407,593	$44,196,096	$5,211,497	12%

(1)Includes $1.43 billion of advances from the Federal Reserve’s PPPLF.

As of June 30, 2020, total assets were $49.41 billion, an increase of $5.21 billion or 12% from December 31, 2019, primarily due to loan growth and increases in cash equivalents, AFS debt securities, resale agreements and interest-bearing deposits with banks. The loan growth came from each of the Company’s major loan portfolios, with the strongest growth from C&I, driven by PPP loan growth. CRE and single-family residential loans contributed to the growth as well. The increase in cash and cash equivalents was primarily driven by deposit growth and advances from PPPLF.

As of June 30, 2020, total liabilities were $44.42 billion, an increase of $5.24 billion or 13% from December 31, 2019, primarily due to increases in deposits and long-term debt. The increase in deposits was largely driven by increases in noninterest-bearing demand and money market accounts, partially offset by a decrease in time deposits. Deposit growth was attributable to strong growth from consumer and small business commercial customers, as well as to PPP funds held in deposit accounts, partially offset by intentional run-off of higher-cost balances. The increase in long-term debt was primarily driven by advances from PPPLF.

As of June 30, 2020, total stockholders’ equity was $4.99 billion, a decrease of $30.4 million or 1% from December 31, 2019. This decrease was primarily driven by stock repurchase transactions, cash dividends declared on common stock and a cumulative-effect adjustment to retained earnings due to the adoption of ASU 2016-13, partially offset by first half 2020 net income.

Debt Securities

The Company maintains a debt securities portfolio that consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s AFS debt securities provide:

•interest income for earnings and yield enhancement;
•availability for funding needs arising during the normal course of business;
•the ability to execute interest rate risk management strategies in response to changes in economic or market conditions; and
•collateral to support pledging agreements as required and/or to enhance the Company’s borrowing capacity.

Available-for-Sale Debt Securities

As of June 30, 2020 and December 31, 2019, the Company’s AFS debt securities portfolio primarily consisted of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, collateralized loan obligations (“CLOs”), non-agency mortgage-backed securities, U.S. Treasury securities, municipal securities, and foreign bonds. Debt securities classified as AFS are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive loss, net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value of AFS debt securities by major categories as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS debt securities:
U.S. Treasury securities	$250,494	$251,201	$177,215	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	433,923	442,644	584,275	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,074,538	2,139,335	1,598,261	1,607,368
Municipal securities	208,333	215,184	101,621	102,302
Non-agency mortgage-backed securities	261,870	265,706	133,439	135,098
Corporate debt securities	31,254	30,826	11,250	11,149
Foreign bonds (1)	204,540	204,080	354,481	354,172
Asset-backed securities	64,762	61,619	66,106	64,752
CLOs	294,000	273,979	294,000	284,706
Total AFS debt securities	$3,823,714	$3,884,574	$3,320,648	$3,317,214

(1)There were no securities of a single non-governmental agency issuer that exceeded 10% of stockholder’s equity as of both June 30, 2020 and December 31, 2019.

The fair value of AFS debt securities totaled $3.88 billion as of June 30, 2020, compared with $3.32 billion as of December 31, 2019. The $567.4 million or 17% increase was primarily attributable to the purchases of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, municipal securities, U.S. Treasury securities, and non-agency mortgage-backed securities; partially offset by the sales, repayments, calls, and maturities of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government-sponsored enterprise debt securities, foreign bonds, municipal securities and U.S Treasury securities.

The Company’s debt securities portfolio had an effective duration of 2.6 years as of June 30, 2020 which shortened from 3.1 years as of December 31, 2019, primarily due to a decline in interest rates. In addition, the spread between central government-guaranteed securities and private issuers widened, as relatively higher risk premiums were paid for securities issued by private entities. As of June 30, 2020 and December 31, 2019, 94% and 97%, respectively, of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies. Credit ratings of BBB- or higher by Standard and Poor’s (“S&P”) and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. If a credit loss exists, the Company records impairment related to credit losses through allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. Pre-tax net unrealized gains on AFS debt securities were $60.9 million as of June 30, 2020, which improved from net unrealized losses of $3.4 million as of December 31, 2019. This change was primarily due to the decrease in interest rates during the period, partially offset by increased spreads.

Gross unrealized losses on AFS debt securities totaled $29.7 million as of June 30, 2020, compared with $23.2 million as of December 31, 2019. Of the securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2020 and December 31, 2019, as classified based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors and the gross unrealized losses across all major security types were primarily attributable to widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic, and yield curve movement. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if the credit performance deteriorates from the impact of the COVID-19 pandemic.

As of June 30, 2020, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs. The Company assesses individual securities for credit losses for each reporting period. There were no credit losses recognized in earnings for the second quarter and first half of 2020, and no OTTI credit losses recognized in earnings for the same periods of 2019. For additional information of the Company’s accounting policies, valuation and composition, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s debt securities as of June 30, 2020 and December 31, 2019. Actual maturities of mortgage-backed securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of mortgage-backed securities.

($ in thousands)	June 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$199,985	$199,986	0.13%	$—	$—	—%
Maturing after one year through five years	50,509	51,215	1.26%	177,215	176,422	1.33%
Total	250,494	251,201	0.36%	177,215	176,422	1.33%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	204,966	205,571	2.52%	328,628	326,341	2.62%
Maturing after one year through five years	157,963	162,504	2.69%	158,490	156,431	2.69%
Maturing after five years through ten years	27,450	28,905	2.51%	44,908	45,189	2.38%
Maturing after ten years	43,544	45,664	2.75%	52,249	53,284	2.78%
Total	433,923	442,644	2.61%	584,275	581,245	2.63%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	—	—	—%	112	113	2.72%
Maturing after one year through five years	22,326	23,271	2.60%	23,144	23,289	2.29%
Maturing after five years through ten years	139,193	146,545	2.38%	85,970	88,261	2.72%
Maturing after ten years	1,913,019	1,969,519	2.47%	1,489,035	1,495,705	2.66%
Total	2,074,538	2,139,335	2.47%	1,598,261	1,607,368	2.66%
Municipal securities (2):
Maturing in one year or less	43,330	43,586	2.72%	37,136	37,291	2.67%
Maturing after one year through five years	15,549	15,888	2.50%	18,699	18,948	2.52%
Maturing after five years through ten years	69,112	72,240	2.83%	12,151	12,451	3.15%
Maturing after ten years	80,342	83,470	3.26%	33,635	33,612	2.63%
Total	208,333	215,184	2.95%	101,621	102,302	2.69%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,889	2.08%	—	—	—%
Maturing after one year through five years	—	—	—%	7,920	7,914	3.78%
Maturing after five years through ten years	32,064	31,988	2.99%	—	—	—%
Maturing after ten years	221,886	225,829	2.98%	125,519	127,184	3.21%
Total	261,870	265,706	2.95%	133,439	135,098	3.24%
Corporate debt securities:
Maturing in one year or less	1,250	1,251	4.53%	1,250	1,262	5.20%
Maturing after one year through five years	20,000	19,523	4.69%	10,000	9,887	4.00%
Maturing after five years through ten years	10,004	10,052	5.23%	—	—	—%
Total	31,254	30,826	4.85%	11,250	11,149	4.13%
Foreign bonds:
Maturing in one year or less	104,484	104,586	1.90%	354,481	354,172	2.22%
Maturing after one year through five years	100,056	99,494	2.11%	—	—	—%
Total	204,540	204,080	2.00%	354,481	354,172	2.22%
Asset-backed securities:
Maturing after ten years	64,762	61,619	1.03%	66,106	64,752	2.65%
CLOs:
Maturing after ten years	294,000	273,979	3.07%	294,000	284,706	3.08%
Total AFS debt securities	$3,823,714	$3,884,574	2.42%	$3,320,648	$3,317,214	2.60%

Total aggregated by maturities:
Maturing in one year or less	$561,935	$562,869	1.57%	$721,607	$719,179	2.43%
Maturing after one year through five years	366,403	371,895	2.43%	395,468	392,891	2.11%
Maturing after five years through ten years	277,823	289,730	2.68%	143,029	145,901	2.65%
Maturing after ten years	2,617,553	2,660,080	2.58%	2,060,544	2,059,243	2.76%
Total AFS debt securities	$3,823,714	$3,884,574	2.42%	$3,320,648	$3,317,214	2.60%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $36.60 billion as of June 30, 2020, an increase of $2.18 billion or 6% from $34.42 billion as of December 31, 2019. This was primarily driven by increases of $1.27 billion or 10% in C&I loans driven by PPP loan growth, $623.7 million or 6% in CRE loans and $554.9 million or 8% in single-family residential loans. The composition of the loan portfolio as of June 30, 2020 was similar to the composition as of December 31, 2019.

The following table presents the composition of the Company’s total loan portfolio by loan type as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019
	Amount (1)	%	Amount (1)	%
Commercial:
C&I (2)	$13,422,691	36%	$12,150,931	35%
CRE:
CRE	10,902,114	29%	10,278,448	30%
Multifamily residential	3,032,385	8%	2,856,374	8%
Construction and land	567,716	2%	628,499	2%
Total CRE	14,502,215	39%	13,763,321	40%
Total commercial	27,924,906	75%	25,914,252	75%
Consumer:
Residential mortgage:
Single-family residential	7,660,094	21%	7,108,590	20%
HELOCs	1,461,951	4%	1,472,783	4%
Total residential mortgage	9,122,045	25%	8,581,373	24%
Other consumer	182,461	0%	282,914	1%
Total consumer	9,304,506	25%	8,864,287	25%
Total loans held-for-investment	37,229,412	100%	34,778,539	100%
Allowance for loan losses	(632,071)		(358,287)
Loans held-for-sale (3)	3,875		434
Total loans, net	$36,601,216		$34,420,686

(1)On January 1, 2020, the Company adopted ASU 2016-13. Total loans include net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(72.1) million and $(43.2) million as of June 30, 2020 and December 31, 2019, respectively. Net origination fees related to PPP loans were $(25.4) million as of June 30, 2020.
(2)Includes $1.75 billion of PPP loans as of June 30, 2020.
(3)Consists of single-family residential loans as of both June 30, 2020 and December 31, 2019.

Actions to Support Customers during the COVID-19

In response to the COVID-19 pandemic, the Company provided assistance to customers faced with financial difficulties by offering SBA PPP loans and also provided customers with payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to COVID-19, please refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q.

In April 2020, the Company started accepting PPP applications and began to originate loans to qualified small businesses under the PPP established by the CARES Act. These loans are included in the C&I portfolio, carrying an interest rate of 1%, and are 100% guaranteed by the SBA. No allowance for loan losses were recorded for these loans as of June 30, 2020. The Company has funded over 7,200 PPP loans for customers with an outstanding loan balance totaling $1.75 billion as of June 30, 2020. The majority of the Company’s PPP loans have a term of two years. The SBA pays the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. Loan processing fees paid to the Company by the SBA are accounted for as loan origination fees, where net deferred fees are recognized over the estimated life of the loan as a yield adjustment on the loans. Payments by borrowers on PPP loans begin ten months after the loan forgiveness covered period. Under the terms of the PPP, such loans are eligible to be forgiven if certain conditions are satisfied, in which case the SBA will make payments to the Company for the forgiven amounts. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period. The PPP was originally set to expire on June 30, 2020. On July 4, 2020, the President signed legislation extending the PPP to August 8, 2020. The Company will continue to originate loans to qualified small businesses through the latest extension date.

Commercial

The commercial loan portfolio comprised 75% of total loans as of both June 30, 2020 and December 31, 2019. Given the widespread impact of the COVID-19 pandemic on the U.S. and the global economy, a number of industries have been or will be adversely impacted. The Company continues to actively evaluate and monitor all industries and its entire commercial portfolio for elevated levels of credit risk. During the second quarter of 2020, we undertook a review of our loan portfolio to evaluate credit exposures for sensitivity to prospective weakening of economic conditions and reviewed certain C&I and CRE loans, with a particular focus on sectors that we believe are of higher risk during the COVID-19 pandemic.

Commercial — Commercial and Industrial Loans. C&I loans totaled $13.42 billion and $12.15 billion, which accounted for 36% and 35% of total loans held-for-investment, as of June 30, 2020 and December 31, 2019, respectively. The $1.27 billion or 10% increase in C&I loans was primarily due to the funding of PPP loans during the second quarter of 2020. The majority of the C&I loans are variable interest rate loans. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also had a portfolio of broadly syndicated C&I loans, comprised primarily of Term B loans, which totaled $960.8 million and $894.6 million as of June 30, 2020 and December 31, 2019, respectively.

The C&I portfolio is well-diversified by industry. The Company monitors the concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and limits for specialized underwriting portfolios. Exposures to various industries within our C&I portfolio are shown in the following charts as of June 30, 2020 and December 31, 2019. Given the uncertainty and rapidly evolving socioeconomic impacts of the COVID-19 pandemic, the Company is actively monitoring its loan portfolio, assessing the financial conditions of borrowers and guarantors, and the valuation of collateral.

Diversified C&I Loan Portfolio
Selected Industries as of June 30, 2020

PPP: 13%
Oil & Gas: 10%
General Manufacturing & Wholesale 9%
Private Equity: 9%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Consumer Goods: 4%
Clean Energy: 4%
Other C&I : 33%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2019

General Manufacturing & Wholesale: 12%
Oil & Gas: 11%
Private Equity: 10%
Entertainment: 9%
Real Estate Related: 7%
Technology & Life Science: 6%
Consumer Goods: 5%
Clean Energy: 4%
Other C&I : 36%

Oil & gas loans comprised 10% of C&I loans and 3% of total loans held-for-investment as of June 30, 2020. There were $1.27 billion in oil & gas loans outstanding and $346.9 million in unfunded commitments as of June 30, 2020. Based on total commitment as of June 30, 2020, the oil & gas portfolio consisted of 62% exploration & production (“E&P”) companies, 32% midstream and downstream companies, and 6% oilfield services and other companies. Oil & gas loans comprised 11% of C&I loans and 4% of total loans held-for-investment as of December 31, 2019. There were $1.33 billion in oil & gas loans outstanding and $477.6 million in unfunded commitments as of December 31, 2019. Based on total commitment as of December 31, 2019, the oil & gas portfolio consisted of 64% E&P companies, 29% midstream and downstream companies, and 7% oilfield services and other companies. The COVID-19 pandemic, as well as the high volatility and downward pressure on oil & gas prices, have unfavorably impacted the credit risk of the oil & gas industry sector. Accordingly, the Company increased its allowance for loan loss coverage against the oil & gas portfolio to 9% as of June 30, 2020, up from 5% as of December 31, 2019.

Commercial — Commercial Real Estate Portfolio. The total CRE loan portfolio, which consists of income-producing CRE, multifamily residential, and construction and land loans, totaled $14.50 billion and $13.76 billion, which accounted for 39% and 40% of total loans held-for-investment as of June 30, 2020 and December 31, 2019, respectively.

The Company’s total CRE portfolio is broadly diversified by property type, which serves to mitigate some of the geographical concentration in California. The following table summarizes the Company’s total CRE loan portfolio by property type as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Property types:
Retail	$3,435,612	24%	$3,300,106	24%
Multifamily	3,032,385	21%	2,856,374	21%
Offices	2,573,520	18%	2,375,087	17%
Industrial	2,345,757	16%	2,163,769	16%
Hospitality	1,946,437	13%	1,865,031	14%
Construction and land	567,716	4%	628,499	4%
Other	600,788	4%	574,455	4%
Total CRE loans	$14,502,215	100%	$13,763,321	100%

Approximately 90% of our total CRE loans had a loan-to-value (“LTV”) ratio of 65% or lower as of June 30, 2020, compared to 85% as of December 31, 2019. The weighted-average LTV ratios of total CRE loans were 52% and 50% as of June 30, 2020 and December 31, 2019, respectively. The low LTV ratio was consistent across the various CRE property types. The average loan size of total CRE loans was $2.3 million and $2.1 million as of June 30, 2020 and December 31, 2019, respectively. The consistency of the Company’s low LTV underwriting standards has resulted in historically lower levels of credit losses in the income-producing CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,798,259		$1,821,098		$265,759		$7,885,116
Northern California	2,517,384		664,186		168,257		3,349,827
California	8,315,643	77%	2,485,284	82%	434,016	77%	11,234,943	77%
New York	690,064	6%	125,408	4%	85,183	15%	900,655	6%
Texas	696,290	6%	137,376	4%	6,831	1%	840,497	6%
Washington	330,964	3%	84,842	3%	14,931	3%	430,737	3%
Arizona	147,789	1%	12,156	0%	—	—%	159,945	1%
Nevada	92,773	1%	138,632	5%	7,917	1%	239,322	2%
Other markets	628,591	6%	48,687	2%	18,838	3%	696,116	5%
Total loans	$10,902,114	100%	$3,032,385	100%	$567,716	100%	$14,502,215	100%

($ in thousands)	December 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,446,786		$1,728,086		$247,170		$7,422,042
Northern California	2,359,808		603,135		203,706		3,166,649
California	7,806,594	76%	2,331,221	82%	450,876	72%	10,588,691	77%
New York	701,902	7%	116,923	4%	79,962	13%	898,787	7%
Texas	628,576	6%	124,646	4%	8,604	1%	761,826	6%
Washington	306,247	3%	55,913	2%	37,552	6%	399,712	3%
Arizona	149,151	1%	37,208	1%	6,951	1%	193,310	1%
Nevada	102,891	1%	138,577	5%	40	0%	241,508	2%
Other markets	583,087	6%	51,886	2%	44,514	7%	679,487	4%
Total loans (1)	$10,278,448	100%	$2,856,374	100%	$628,499	100%	$13,763,321	100%

(1)Loans net of ASC 310-30 discount.

As the majority of these loans are concentrated in the California geographic market, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial — Income-Producing Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV. Income-producing CRE loans totaled $10.90 billion and $10.28 billion, which accounted for 29% and 30% of total loans held-for-investment as of June 30, 2020 and December 31, 2019, respectively.

20% of the income-producing CRE loans were owner occupied properties as of June 30, 2020 and December 31, 2019. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is primarily provided by unaffiliated rental income from a third party. Interest rates on CRE loans may be fixed, variable or hybrid. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, with a primary concentration in California, which accounted for 77% and 76% of the CRE loan portfolio as of June 30, 2020 and December 31, 2019, respectively.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years. Multifamily residential loans totaled $3.03 billion and $2.86 billion as of June 30, 2020 and December 31, 2019, respectively, and accounted for 8% of total loans held-for-investment as of both dates. As of June 30, 2020 and December 31, 2019, 82% of the Company’s multifamily residential loans were concentrated in California.

Commercial — Construction and Land Loans. Construction and land loans provide financing for multifamily residential, hotels, offices and industrial structures. These loans totaled $567.7 million and $628.5 million as of June 30, 2020 and December 31, 2019, respectively, and accounted for 2% of total loans held-for-investment as of both periods. Included in the portfolio were construction loans of $516.8 million and $558.2 million, with additional unfunded commitments of $365.4 million and $351.4 million, as of June 30, 2020 and December 31, 2019, respectively. Similar to CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOCs loan portfolios by geography as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,264,997		$686,880		$3,951,877
Northern California	1,081,863		320,074		1,401,937
California	4,346,860	57%	1,006,954	69%	5,353,814	59%
New York	1,966,455	26%	235,546	16%	2,202,001	24%
Washington	622,626	8%	144,985	10%	767,611	8%
Massachusetts	242,388	3%	34,591	2%	276,979	3%
Texas	190,795	2%	—	—%	190,795	2%
Other markets	290,970	4%	39,875	3%	330,845	4%
Total	$7,660,094	100%	$1,461,951	100%	$9,122,045	100%
Lien priority:
First mortgage	$7,660,093	100%	$1,226,845	84%	$8,886,938	97%
Junior lien mortgage	1	0%	235,106	16%	235,107	3%
Total	$7,660,094	100%	$1,461,951	100%	$9,122,045	100%

($ in thousands)	December 31, 2019
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,081,368		$702,915		$3,784,283
Northern California	1,038,945		309,883		1,348,828
California	4,120,313	58%	1,012,798	69%	5,133,111	60%
New York	1,657,732	23%	257,344	17%	1,915,076	22%
Washington	630,307	9%	133,625	9%	763,932	9%
Massachusetts	235,393	3%	31,310	2%	266,703	3%
Texas	188,838	3%	—	—%	188,838	2%
Other markets	276,007	4%	37,706	3%	313,713	4%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%
Lien priority:
First mortgage	$7,108,588	100%	$1,238,186	84%	$8,346,774	97%
Junior lien mortgage	2	0%	234,597	16%	234,599	3%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%

(1)Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period. Single-family residential loans totaled $7.66 billion and $7.11 billion, which accounted for 21% and 20% of total loans held-for-investment as of June 30, 2020 and December 31, 2019, respectively. The Company was in a first lien position for virtually all single-family residential loans as of both June 30, 2020 and December 31, 2019. Many of these loans were reduced documentation loans where a substantial down payment was required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. As of June 30, 2020 and December 31, 2019, 57% and 58% of the Company’s single-family residential loans, respectively, were concentrated in California.

Consumer — Home Equity Lines of Credit. HELOCs totaled $1.46 billion and $1.47 billion as of June 30, 2020 and December 31, 2019, respectively, and accounted for 4% of total loans held-for-investment as of both periods. The Company was in a first lien position for 84% of total HELOCs as of June 30, 2020 and December 31, 2019. Many of the loans within this portfolio were reduced documentation loans, where a substantial down payment was required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. As of June 30, 2020 and December 31, 2019, 69% of the Company’s HELOCs were concentrated in California. The HELOC portfolio is comprised largely of variable-rate loans.

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

Purchased Credit Deteriorated Loans

The Company adopted ASU 2016-13 using the prospective transition approach for purchased financial assets with credit deterioration that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the purchased credit deteriorated (“PCD”) loans was adjusted to reflect the $1.2 million addition of allowance for loan losses. The Company did not acquire any PCD loans during the first and second quarter of 2020. For additional details regarding PCD loans, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q. Prior to the adoption of ASU 2016-13, the carrying value of PCI loans totaled $222.9 million as of December 31, 2019.

Loans Held-for-Sale

As of June 30, 2020 and December 31, 2019, loans held-for-sale totaled $3.9 million and $434 thousand, respectively, and consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Loan Purchases, Transfers and Sales

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances, the Company also purchases loans and participates in loans with other banks. The Company also participates out interests in commercial loans to other financial institutions and sells loans in the normal course of business.

The following tables provide information on loan sales during the second quarter and first half of 2020 and 2019. Refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q for additional information of loan purchases and transfers.

($ in thousands)	Three Months Ended June 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$33,060	$—	$—	$—	$13,708	$46,768
Net gains	$—	$—	$—	$—	$132	$132

($ in thousands)	Three Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$52,972	$—	$—	$1,573	$1,172	$55,717
Net gains	$—	$—	$—	$—	$15	$15
Purchased loans:
Amount	$23,059	$—	$—	$—	$—	$23,059

($ in thousands)	Six Months Ended June 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$136,033	$7,250	$—	—	$18,350	$161,633
Net gains	$235	$665	$—	—	$182	$1,082

($ in thousands)	Six Months Ended June 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$110,381	$16,655	$—	$1,573	$3,614	$132,223
Net gains	$131	$753	$—	$—	$46	$930
Purchased loans (1):
Amount	$41,296	$—	$—	$—	$—	$41,296

(1)Net gains on sales of purchased loans in the first half of 2019 were insignificant.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$445,595	1%	$511,639	1%
AFS debt securities (1)	$298,041	1%	$204,948	0%
Loans held-for-investment (2)	$637,129	1%	$573,305	1%
Total assets	$1,456,836	3%	$1,361,652	3%
Subsidiary bank in China:
Cash and cash equivalents	$661,325	1%	$548,930	1%
Interest-bearing deposits with banks	$197,520	0%	$142,587	0%
Loans held-for-investment (2)	$621,378	1%	$819,110	2%
Total assets	$1,579,361	3%	$1,520,627	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, foreign bonds, and U.S. Treasury securities as of June 30, 2020; comprised of foreign bonds and U.S. Treasury securities as of December 31, 2019.
(2)Primarily comprised of C&I loans as of both June 30, 2020 and December 31, 2019.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarters and first half of 2020 and 2019:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$7,261	2%	$8,851	2%	$14,190	2%	$17,748	2%
Subsidiary bank in China:
Total revenue	$5,606	1%	$9,107	2%	$12,785	2%	$16,191	2%

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

In March 2020, the Company authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company repurchased 4,471,682 shares at a total cost of $146.0 million during the first quarter of 2020. The Company did not repurchase shares during the second quarter of 2020. The Company's total remaining available share repurchase authorization as of June 30, 2020 was $354.0 million.

The Company’s stockholders’ equity was $4.99 billion as of June 30, 2020, a $30.4 million or 1% decrease from $5.02 billion as of December 31, 2019. The decrease in the Company’s stockholders’ equity was primarily due to share repurchase activity of $146.0 million during the first quarter of 2020; a decrease in opening retained earnings of $98.0 million as a result of the adoption of ASU 2016-13, and cash dividends declared of $79.9 million during the first half of 2020, partially offset by first half of 2020 net income of $244.2 million. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $35.25 per common share as of June 30, 2020, compared with $34.46 per common share as of December 31, 2019. The Company paid a quarterly cash dividend of $0.275 for both first and second quarter of 2020, and $0.23 and $0.275 per common share for the first and second quarter of 2019, respectively. In July 2020, the Company’s Board of Directors declared third quarter 2020 cash dividends of $0.275 per common share. The dividend is payable on August 17, 2020 to stockholders of record as of August 4, 2020.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short and long-term borrowings, and long-term debt. See Item 2 — MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$13,940,420	34%	$11,080,036	30%	$2,860,384	26%
Interest-bearing checking	5,280,887	13%	5,200,755	14%	80,132	2%
Money market	10,002,624	25%	8,711,964	23%	1,290,660	15%
Savings	2,186,199	5%	2,117,196	6%	69,003	3%
Time deposits	9,262,548	23%	10,214,308	27%	(951,760)	(9)%
Total deposits	$40,672,678	100%	$37,324,259	100%	$3,348,419	9%
Other Funds
Short-term borrowings (1)	$252,851		$28,669		$224,182	782%
FHLB advances	656,759		745,915		(89,156)	(12)%
Repurchase agreements	300,000		200,000		100,000	50%
Long-term debt (2)	1,575,653		147,101		1,428,552	971%
Total other funds	$2,785,263		$1,121,685		$1,663,578	148%
Total sources of funds	$43,457,941		$38,445,944		$5,011,997	13%

(1)Includes $200.0 million of FRB discount window borrowing.
(2)Includes $1.43 billion of advances from the Federal Reserve’s PPPLF.

Deposits

The Company offers a wide variety of deposit products to both consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $40.67 billion as of June 30, 2020, an increase of $3.35 billion or 9% from $37.32 billion as of December 31, 2019. This growth was primarily due to a $2.86 billion or 26% increase in noninterest-bearing demand and a $1.29 billion or 15% increase in money market, partially offset by a $951.8 million or 9% decrease in time deposits. The increase in noninterest-bearing demand deposits was attributable to strong growth from consumer and small business commercial demand accounts, as well as PPP funds held in deposit accounts. Noninterest-bearing demand deposits comprised 34% and 30% of total deposits as of June 30, 2020 and December 31, 2019, respectively. Additional information regarding the impact of deposits on net interest income and a comparison of average deposit balances and rates are provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

Short-term borrowings were comprised of FRB discount window borrowing and short-term borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited. The Company had $252.9 million of short-term borrowings outstanding as of June 30, 2020, compared with $28.7 million as of December 31, 2019. During the second quarter of 2020, the Company borrowed $200.0 million from the FRB discount window with a term of 90 days at a rate of 0.25%. Short-term borrowings entered by East West Bank (China) Limited was $52.9 million and $28.7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, short-term borrowings entered by East West Bank (China) Limited had fixed interest rates ranging from 3.68% to 3.73%, and will mature between the third quarter of 2020 and the first quarter of 2021.

FHLB advances were $656.8 million as of June 30, 2020, a decrease of $89.2 million or 12% from $745.9 million as of December 31, 2019. As of June 30, 2020, FHLB advances had fixed and floating interest rates ranging from zero to 2.34% with remaining maturities between 0.3 years and 2.4 years.

Gross repurchase agreements totaled $300.0 million and $450.0 million as of June 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to the extinguishment of $150.0 million in the second quarter of 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of June 30, 2020, the Company did not have gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. In comparison, net repurchase agreements totaled $200.0 million as of December 31, 2019, after netting $250.0 million of gross repurchase agreements against gross resale agreements. As of June 30, 2020, gross repurchase agreements had interest rates ranging from 2.55% to 3.26%, original terms between 4.0 years and 8.5 years and remaining maturities between 3.1 years and 3.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of June 30, 2020, the collateral for the repurchase agreements was comprised of U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, as well as to enhance liquidity and regulatory capital. Long-term debt totaled $1.58 billion and $147.1 million as of June 30, 2020 and December 31, 2019, respectively. Long-term debt is comprised of PPPLF and junior subordinated debt. During the second quarter of 2020, the Company participated in the PPPLF and added $1.43 billion to long-term debt funding at a rate of 0.35%. Junior subordinated debt qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings and includes the value of the common stock issued by six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 2.67% and 4.21% for the first half of 2020 and 2019, respectively, with remaining maturities ranging between 15.2 years and 17.2 years as of June 30, 2020.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2019 Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital for two years and phases the impact over three years beginning in 2022. In April 2020, in recognition of CARES Act requirements, and to facilitate the use of the PPPLF, the U.S banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of these programs. The interim final rule states that PPP covered loans originated by a banking organization under PPP will be risk-weighted at zero percent for regulatory capital purposes. As a result, the June 30, 2020 capital ratios exclude the impact of the increased allowance for loan losses and risk weighted PPP loans at zero percent.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2020 and December 31, 2019 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2020		December 31, 2019		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-Based Capital Ratios:
CET1 capital	12.7%	11.9%	12.9%	12.9%	4.5%	7.0%	6.5%
Tier 1 capital	12.7%	11.9%	12.9%	12.9%	6.0%	8.5%	8.0%
Total capital	14.4%	13.1%	14.4%	13.9%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.7%	9.1%	10.3%	10.3%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies to the Bank only because there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank-holding company.
(2)As of January 1, 2019, the 2.5% capital conservation buffer above the minimum capital ratios was required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2020 and December 31, 2019, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $36.20 billion as of June 30, 2020, an increase of $1.06 billion or 3% from $35.14 billion as of December 31, 2019. The increase in the risk-weighted assets was primarily due to loan growth.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. A portion of the Company’s loans, derivatives, debt securities, resale agreements, FHLB advances, as well as junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. In 2019, the ARRC released recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating-rate notes, securitizations and residential adjustable rate mortgages. During 2020, the ARRC has continued to provide guidance on fallback language, SOFR adoption and spread adjustment methodology. The International Swaps and Derivatives Association, Inc. is in the process of developing detailed guidance on fallback contract language and amendments to the 2006 International Swaps and Derivatives Association Definitions and related protocols.

The Company has been closely monitoring the impact of COVID-19 and any potential delay in the cessation of LIBOR. Although the Financial Conduct Authority continues to assess the evolving impact of COVID-19 on firms’ LIBOR transition efforts, the target LIBOR cessation date currently remains unchanged.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates, (2) completing an inventory of LIBOR indexed products, (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable, and (4) creating an entity-wide transition project plan, to ensure an effective transition away from LIBOR. The Company continues to monitor this activity and evaluate the related risks. The Company’s cross-functional team also manages communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2019 Form 10-K.

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

Risk Management

Overview

In the course of conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines its company-wide approach to risk management and oversight and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as capital risk, strategic risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and legal and compliance risk.

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

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards, portfolio credit risk management and processes to enable management to control credit risk including diversification and liquidity. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function reports on the overall credit risk portfolio to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessments of the quality of underwriting and documentation, reporting directly to the Board’s Risk Oversight Committee. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The company assesses overall credit quality performance of our held-for-investment portfolio through an integrate analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, TDRs and Allowance for Credit Losses.

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

The following table presents information regarding nonperforming assets as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
	Nonaccrual Loans	Non-PCI Nonaccrual Loans
Commercial:
C&I	$84,823	$74,835
CRE:
CRE	56,577	16,441
Multifamily residential	774	819
Total CRE	57,351	17,260
Consumer:
Residential mortgage:
Single-family residential	20,070	14,865
HELOCs	14,068	10,742
Total residential mortgage	34,138	25,607
Other consumer	2,508	2,517
Total nonaccrual loans	178,820	120,219

OREO, net	19,504	125
Other nonperforming assets	3,890	1,167
Total nonperforming assets	$202,214	$121,511
Nonperforming assets to total assets	0.41%	0.27%
Nonaccrual loans to loans held-for-investment	0.48%	0.35%
Allowance for loan losses to nonaccrual loans	353.47%	298.03%
Annualized quarterly net charge-offs to average loans held-for-investment	0.21%	0.10%
TDRs included in nonperforming loans	$23,733	$54,566

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions for loan repayments and for loans that are paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition. Nonaccrual loans were $178.8 million as of June 30, 2020, an increase of $58.6 million or 49% from $120.2 million as of December 31, 2019. This increase was primarily driven by the oil & gas C&I and CRE loans that became nonaccrual in the second quarter of 2020, partially offset by payoffs and charge-offs of C&I loans. Credit risk related to the C&I nonaccrual loans were partially mitigated by the collaterals in place. Nonaccrual loans as a percentage of loans held-for-investment were 0.48% and 0.35% as of June 30, 2020 and December 31, 2019, respectively. C&I nonaccrual loans were 47% and 62% of total nonaccrual loans as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, $58.7 million, or 33%, of the $178.8 million nonaccrual loans were less than 90 days delinquent. In comparison, $35.6 million or 30%, of the $120.2 million nonaccrual loans were less than 90 days delinquent as of December 31, 2019.

OREO increased by $19.4 million from $125 thousand as of December 31, 2019 to $19.5 million as of June 30, 2020 due to the Company taking possession of a retail CRE property located in Southern California in the first quarter of 2020.

The following table presents the accruing loans past due by portfolio segments as of June 30, 2020 and December 31, 2019:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	June 30, 2020	December 31, 2019			June 30, 2020	December 31, 2019
Commercial:
C&I	$60,136	$48,155	$11,981	25%	0.45%	0.40%
CRE:
CRE	8,727	24,807	(16,080)	(65)%	0.08%	0.24%
Multifamily residential	5,963	729	5,234	718%	0.20%	0.03%
Total CRE	14,690	25,536	(10,846)	(42)%	0.10%	0.19%
Total commercial	74,826	73,691	1,135	2%	0.27%	0.29%
Consumer:
Residential mortgage:
Single-family residential	20,691	20,517	174	1%	0.27%	0.29%
HELOCs	2,938	7,064	(4,126)	(58)%	0.20%	0.48%
Total residential mortgage	23,629	27,581	(3,952)	(14)%	0.26%	0.32%
Other consumer	14,695	11	14,684	NM	8.05%	0.00%
Total consumer	38,324	27,592	10,732	39%	0.41%	0.31%
Total	$113,150	$101,283	$11,867	12%	0.30%	0.29%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both June 30, 2020 and December 31, 2019.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. Our loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19 that were not accounted for as TDRs. Existing TDRs that were subsequently modified in response to COVID-19 continue to be classified as TDRs. As of June 30, 2020, there were 14 TDRs totaling $29.3 million were provided subsequent modifications related to COVID-19.

The following table presents the performing and nonperforming TDRs by portfolio segments as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020		December 31, 2019
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$45,187	$21,186	$39,208	$41,014
CRE:
CRE	5,112	348	5,177	11,503
Multifamily residential	3,316	223	3,644	229
Construction and land	19,692	—	19,691	—
Total CRE	28,120	571	28,512	11,732
Consumer:
Residential mortgage:
Single-family residential	6,684	1,260	7,346	1,098
HELOCs	2,809	716	2,832	722
Total residential mortgage	9,493	1,976	10,178	1,820
Total TDRs	$82,800	$23,733	$77,898	$54,566

Performing TDRs were $82.8 million as of June 30, 2020, an increase of $4.9 million or 6% from $77.9 million as of December 31, 2019. This increase primarily reflected $26.7 million in newly designated C&I TDR loans, partially offset by paydowns and payoffs of existing C&I TDR loans. Nonperforming TDRs were $23.7 million as of June 30, 2020, a decrease of $30.8 million or 57% from $54.6 million as of December 31, 2019. This decrease primarily reflected $37.1 million in payoffs and paydowns of C&I loans, $11.1 million in the transfer of nonperforming CRE loans to OREO, partially offset by $17.2 million new designation of C&I non-performing TDR loans. The allowance for loan losses for TDRs was $1.6 million and $400 thousand as of June 30, 2020 and December 31, 2019, respectively. See Note 7 — Loans Receivable and Allowance for Loan Losses to the Consolidated Financial Statements in this Form 10-Q.

Loan Modifications Due to COVID-19

As of June 30, 2020, the Company provided $2.82 billion in COVID-19 related loan modifications that were not considered TDRs to consumer and commercial customers. The aging of loan modifications related to COVID-19 are frozen at the time of the modification. Interest income continues to be recognized over the contractual life of the loan. For more information related to the Company’s accounting policy on loan modifications related to COVID-19, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Loan Modifications under Section 4013 CARES Act — The CARES Act includes a provision that permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances (“Section 4013 CARES Act”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) December 31, 2020. The Company provided relief programs under Section 4013 CARES Act to 2,890 loans totaling $2.68 billion, none of which were on nonaccrual status as of June 30, 2020. The majority of Section 4013 loan modification programs offered by our Company were comprised of payment deferrals. As of June 30, 2020, 288 commercial loans totaling $1.46 billion, comprising 55% of outstanding loan balances under the Section 4013 payment deferral program were primarily on a three-month payment deferral program, comprising of either principal payment deferrals or a combination of principal and interest payment deferrals. The deferred payments for commercial loans are either repaid at contractual maturity or over the remaining contractual term of the loan. As of June 30, 2020, 2,590 consumer loans totaling $1.17 billion, comprising 44% of the outstanding loan balances under the payment deferral program, were primarily comprised of single-family residential loans with payment deferrals ranging between two to six months. The deferred payments for consumer loans are either repaid at contractual maturity, or repaid over six or 12 months. Section 4013 forbearance programs consisted of interest rate reductions and/or concessions. As of June 30, 2020, there were three CRE loans totaling $30.6 million under the Section 4013 forbearance programs.

Loan Modifications under Interagency Statement — In response to the loan modification provisions under the CARES Act, the federal banking regulators issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board (“FASB”), confirmed that for loans not subject to section 4013, short-term modifications (i.e. six months or less) made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. As of June 30, 2020, there were 293 loans totaling $143.0 million under the payment deferral program, comprising primarily of single-family residential loans, of which 90 single-family residential loans totaling $15.1 million were under the Federal Housing Finance Agency payment deferral program. The remaining $127.9 million loans primarily had a three-month payment deferral to be repaid either over six or 12 months. The majority of these loans were performing loans.

The following table presents loan modifications in response to the COVID-19 pandemic, by modification types, portfolio segments, and accommodation categories as of June 30, 2020, none of which were classified as TDRs:

($ in thousands)	June 30, 2020
	Section 4013 CARES Act		Interagency Statement		Total
	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance	Number of Loans	Outstanding Balance
Modification type:
Payment Deferral
Commercial:
C&I	70	$121,353	1	$3,735	71	$125,088
CRE:
CRE	198	1,202,046	2	19,684	200	1,221,730
Multifamily residential	26	102,176	—	—	26	102,176
Construction and land	3	51,192	—	—	3	51,192
Total CRE	227	1,355,414	2	19,684	229	1,375,098
Total commercial	297	1,476,767	3	23,419	300	1,500,186
Consumer:
Residential mortgage:
Single-family residential	2,127	1,000,092	277	116,395	2,404	1,116,487
HELOCs	463	172,096	13	3,166	476	175,262
Total residential mortgage	2,590	1,172,188	290	119,561	2,880	1,291,749
Total consumer	2,590	1,172,188	290	119,561	2,880	1,291,749
Total payment deferral	2,887	2,648,955	293	142,980	3,180	2,791,935
Forbearance
Commercial:
CRE:
CRE	3	30,599	—	—	3	30,599
Total CRE	3	30,599	—	—	3	30,599
Total commercial	3	30,599	—	—	3	30,599
Total forbearance	3	30,599	—	—	3	30,599
Total	2,890	$2,679,554	293	$142,980	3,183	$2,822,534

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on our historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. The adoption of the new accounting standard increased the allowance for loan losses by $125.2 million, and the allowance for unfunded credit commitments by $10.5 million, partially offset by an after-tax decrease to opening retained earnings of $98.0 million on January 1, 2020.

The Company’s methodology for determining the allowance for loan losses includes an estimate of expected credit losses on a collective basis for groups loans with similar risk characteristics and specific allowance for loans which are individually evaluated. For collectively evaluated loans, the Company uses quantitative models to forecast expected credit losses and these models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions if such forecasts are considered reasonable and supportable. The Company also considers qualitative factors in determining the allowance for loan losses. Qualitative adjustments are used to capture characteristics in the portfolio that impact expected credit losses which are not fully captured within the Company’s expected credit loss models.

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas where it provides the allowance for unfunded credit commitments: recourse obligations for loans sold, letters of credit and unfunded lending commitments. The Company’s methodology for determining the allowance for unfunded lending commitments calculation uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the segment of individual credit.

The Company employs a disciplined process and methodology to establish its allowance for loan losses each quarter. The process for estimating the allowance for loan losses takes into consideration many factors, including historical and forecasted loss trends, loan-level credit quality ratings and loan-specific risk characteristics. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. Determining the appropriateness of the allowance for loan losses is complex and requires judgement by management about the effect of matters that are inherently uncertain.

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for loan losses was appropriate as of June 30, 2020, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. See Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — New Accounting Pronouncements Adopted, Note 7 — Loans Receivables and Allowance for Loan Losses — Allowance for Loan Losses and Item 2. MD&A — Critical Accounting Policies and Estimates in this Form 10-Q for a description of the policies, methodologies and judgements used to determine the allowance for credit losses.

The following tables present a summary of activities in the allowance for loan losses for loans by portfolio segments for the second quarter and first half of 2020 and 2019:

($ in thousands)		Three Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003
Provision for (reversal of) credit losses on loans	(a)	37,862	43,315	7,908	7,526	(1,667)	205	(849)	94,300
Gross charge-offs		(20,378)	(320)	—	—	—	(221)	(30)	(20,949)
Gross recoveries		602	226	620	7	159	2	93	1,709
Total net (charge-offs) recoveries		(19,776)	(94)	620	7	159	(219)	63	(19,240)
Foreign currency translation adjustments		8	—	—	—	—	—	—	8
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Three Months Ended June 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,757	$39,224	$19,169	$22,349	$35,759	$7,401	$4,235	$317,894
Provision for (reversal of) credit losses on loans	(a)	26,140	(1,250)	58	173	(3,068)	(1,224)	(98)	20,731
Gross charge-offs		(11,745)	—	—	—	—	—	(14)	(11,759)
Gross recoveries		1,713	1,837	53	439	72	—	7	4,121
Total net (charge-offs) recoveries		(10,032)	1,837	53	439	72	—	(7)	(7,638)
Foreign currency translation adjustments		(362)	—	—	—	—	—	—	(362)
Allowance for loan losses, end of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625

($ in thousands)		Six Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	98,480	54,750	9,189	9,008	33	617	(3,121)	168,956
Gross charge-offs		(32,355)	(1,274)	—	—	—	(221)	(56)	(33,906)
Gross recoveries		2,177	9,886	1,155	28	424	4	94	13,768
Total net (charge-offs) recoveries		(30,178)	8,612	1,155	28	424	(217)	38	(20,138)
Foreign currency translation adjustments		(192)	—	—	—	—	—	—	(192)
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Six Months Ended June 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	41,404	(2,914)	(939)	2,169	1,349	401	(99)	41,371
Gross charge-offs		(28,989)	—	—	—	—	—	(28)	(29,017)
Gross recoveries		3,964	2,059	334	502	74	2	7	6,942
Total net (charge-offs) recoveries		(25,025)	2,059	334	502	74	2	(21)	(22,075)
Foreign currency translation adjustments		7	—	—	—	—	—	—	7
Allowance for loan losses, end of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625

The following table presents a summary of activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2020	2019	2020	2019
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$20,829	$14,505	$11,158	$12,566
Impact of ASU 2016-13 adoption		—	—	10,457	—
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	8,143	(1,486)	7,357	453
Allowance for unfunded credit commitments, end of period		$28,972	$13,019	$28,972	$13,019

Provision for credit losses	(a) + (b)	$102,443	$19,245	$176,313	$41,824

The following table presents the Company’s credit quality ratios for the second quarters and the first half of 2020 and 2019:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average loans held-for-investment	$37,139,949	$32,981,161	$36,146,736	$32,699,380
Loans held-for-investment	37,229,412	$33,730,377	$37,229,412	$33,730,377
Allowance for loan losses to loans held-for-investment	1.70%	0.98%	1.70%	0.98%
Annualized net charge-offs to average loans held-for-investment	0.21%	0.09%	0.11%	0.14%

As of June 30, 2020, the allowance for loan losses amounted to $632.1 million or 1.70% of loans held-for-investment, compared with $358.3 million or 1.03% and $330.6 million or 0.98% of loans held-for-investment as of December 31, 2019 and June 30, 2019, respectively. The quarter-over-quarter and year-over-year increases in allowance for loan losses were largely due to a combination of factors: deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, which resulted in a provision for credit losses of $102.4 million and $176.3 million for the second quarter and first half of 2020, respectively, and the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million on January 1, 2020. Second quarter 2020 gross charge-offs were $20.9 million and were primarily from C&I loans, partially offset by gross recoveries of $1.7 million, resulting in net charge-offs of $19.2 million or annualized 0.21% of average loans held-for-investment. First half 2020 gross charge-offs were $33.9 million and were primarily from C&I loans, partially offset by recoveries of $13.8 million, primarily from CRE loans, resulting in net charge-offs of $20.1 million or annualized 0.11% of average loans held-for-investment. Charge-offs in C&I portfolio totaled $20.4 million and $32.4 million for the three and six months ended June 30, 2020, respectively. These primarily comprised of oil & gas loan charge-offs of $13.8 million and $25.7 million in these respective periods.

As previously discussed, the Company has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of COVID-19. As of June 30, 2020, the Bank funded PPP loans for over 7,200 customers, with an outstanding loan balance totaling $1.75 billion. As these loans are 100% guaranteed by SBA, the Company expects that these loans will have zero expected loss. As a result, as of June 30, 2020, these loans had no related allowance for loan losses. Additionally, in consideration of the economic disruption caused by COVID-19, the Company offered temporary loan accommodations. In calculating the allowance, these loans were included in the general reserve in their corresponding loan categories. The Company further evaluated these loans and noted that no additional qualitative allowance was needed for the impact of the pandemic because the effects were captured through the forecast used by the models.

The allowance for unfunded credit commitments was $29.0 million as of June 30, 2020, compared with $11.2 million and $13.0 million as of December 31, 2019 and June 30, 2019, respectively. The Company believes that the allowance for loan losses as of June 30, 2020, December 31, 2019 and June 30, 2019 was adequate.

        The following table presents an allocation of the allowance for loan losses by portfolio segment as of June 30, 2020 and December 31, 2019 (prior to the adoption of ASU 2016-13):

($ in thousands)	June 30, 2020				December 31, 2019
	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans	% of ACL to Loans	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans	% of ACL to Loans
Commercial:
C&I	$380,723	60%	36%	2.84%	$238,376	67%	35%	1.96%
CRE:
CRE	176,040	28%	29%	1.61%	40,509	11%	30%	0.39%
Multifamily residential	25,058	4%	8%	0.83%	22,826	6%	8%	0.80%
Construction and land	18,551	3%	2%	3.27%	19,404	5%	2%	3.09%
Total CRE	219,649	35%	39%	1.51%	82,739	22%	40%	0.60%
Consumer:
Residential mortgage:
Single-family residential	25,314	4%	21%	0.33%	28,527	8%	20%	0.40%
HELOCs	3,867	1%	4%	0.26%	5,265	2%	4%	0.36%
Total residential mortgage	29,181	5%	25%	0.32%	33,792	10%	24%	0.39%
Other consumer	2,518	0%	0%	1.38%	3,380	1%	1%	1.19%
Total	$632,071	100%	100%	1.70%	$358,287	100%	100%	1.03%

The allowance for loan losses increased $273.8 million or 76% from December 31, 2019, primarily driven by the impact of adopting ASU 2016-13 of $74.2 million in C&I and $72.2 million in CRE loans, as well as first half 2020 provision for C&I and CRE credit losses of $98.5 million and $54.8 million, respectively, mainly due to the significant deterioration in the economic outlook from the COVID-19 pandemic, partially offset by first half 2020 C&I gross charge-offs of $32.4 million, primarily from our oil & gas loan portfolio.

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility. At the management level, the Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors. These liquidity management practices have allowed the Company to effectively manage the market stress that began in the first quarter of 2020 from the COVID-19 pandemic.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which is relatively stable and low-cost. Total deposits amounted to $40.67 billion as of June 30, 2020, compared with $37.32 billion as of December 31, 2019. The Company’s loan-to-deposit ratio was 92% and 93% as of June 30, 2020 and December 31, 2019, respectively. In addition, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB and FRB of San Francisco to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company’s liquid assets include cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and AFS debt securities. The following table presents the Company’s liquid assets as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020			December 31, 2019
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$4,533,502	$4,533,502	$—	$3,261,149	$3,261,149
Interest-bearing deposits with banks	—	531,591	531,591	—	196,161	196,161
Short-term resale agreements	—	700,000	700,000	—	400,000	400,000
AFS debt securities	745,163	3,139,411	3,884,574	479,432	2,837,782	3,317,214
Total	$745,163	$8,904,504	$9,649,667	$479,432	$6,695,092	$7,174,524

Unencumbered liquid assets totaled $8.90 billion and $6.70 billion as of June 30, 2020 and December 31, 2019, respectively. AFS debt securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, U.S. Treasury securities, municipal securities and foreign bonds. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. The Company’s available borrowing capacity with the FHLB and FRB as of June 30, 2020, was $7.19 billion and $4.35 billion, respectively. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit, subject to availability, totaled $1.00 billion with correspondent banks as of June 30, 2020. Estimated borrowing capacity from unpledged AFS debt securities totaled $2.78 billion as of June 30, 2020. In connection with the Company’s participation in the PPP under the CARES Act, the Company has the ability to pledge loans it has made under the SBA’s PPP program to the PPPLF and receive term funding matching the term of the pledged loans for the full balance of PPP loans held by the Company. As of June 30, 2020, the Company had drawn down $1.43 billion from the Federal Reserve PPPLF and had $343.6 million PPP loans available to be pledged as collateral to secure additional funding. In sum, the Company had available borrowing capacity of $15.66 billion as of June 30, 2020, and the Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months.

Liquidity Risk — Liquidity for East West. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2019 Form 10-K. During the first half of 2020 and 2019, the Bank paid total dividends of $511.0 million and $90.0 million to East West, respectively.

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

In response to recent developments relating to COVID-19, the Company is continuing to closely monitor the impact of the pandemic on its business. The uncertainty surrounding COVID-19 and in the financial service industry in general could potentially impact the liquidity of the Company. The prolonged strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. Nevertheless, the Company believes that the market conditions have shown signs of improvement after the Federal Reserve stepped in with a broad array of actions to stabilize financial markets and lower borrowing costs. As of June 30, 2020, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact of the COVID-19 pandemic on its business and financial position.

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

($ in thousands)	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$270,916	$290,001
Net cash used in investing activities	(3,510,613)	(997,151)
Net cash provided by financing activities	4,527,520	1,327,884
Effect of exchange rate changes on cash and cash equivalents	(15,470)	(497)
Net increase in cash and cash equivalents	1,272,353	620,237
Cash and cash equivalents, beginning of period	3,261,149	3,001,377
Cash and cash equivalents, end of period	$4,533,502	$3,621,614

Operating Activities — Net cash provided by operating activities was $270.9 million and $290.0 million for the first half of 2020 and 2019, respectively. During the first half of 2020 and 2019, net cash provided by operating activities mainly reflected inflows of $244.2 million and $314.4 million from net income, respectively. During the first half of 2020, net operating cash inflows also benefited from $228.3 million of noncash adjustments to reconcile net income to net operating cash, as well as $257.4 million of net changes in accrued expenses and other liabilities, partially offset by $456.4 million of net changes in accrued interest receivable and other assets. The $456.4 million of net changes in accrued interest receivable and other assets between June 30, 2020 and December 31, 2019 was primarily due to changes in derivative asset fair values. In comparison, during the same period in 2019, net operating cash inflows benefited from $113.6 million of noncash adjustments to reconcile net income to net operating cash, which was offset by $150.2 million of net changes in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $3.51 billion and $997.2 million for the first half of 2020 and 2019, respectively. During the first half of 2020, net cash used in investing activities primarily reflected cash outflows of $2.48 billion from loans held-for-investment, $501.1 million from AFS debt securities, $315.5 million from interest-bearing deposits with banks and $150.0 million from resale agreements. The cash outflows from loans held-for-investment were primarily due to C&I, CRE and single-family residential loan growth during the first half of 2020. During the same period in 2019, net cash used in investing activities primarily reflected cash outflows of $1.35 billion from loans held-for-investment, partially offset by $222.4 million increase in interest-bearing deposits with banks and $175.7 million net decrease in AFS debt securities.

Financing Activities — Net cash provided by financing activities was $4.53 billion and $1.33 billion for the first half of 2020 and 2019, respectively. During the first half of 2020, net cash provided by financing activities primarily reflected net increases of $3.36 billion in deposits, $1.43 billion in PPPLF advances and $225.8 million in short-term borrowings, partially offset by $158.7 million in repayment of repurchase agreements and its extinguishment cost, $146.0 million in shares repurchased, $90.0 million net repayment of FHLB advances, and $80.3 million in cash dividends. During the same period in 2019, net cash provided by financing activities primarily reflected a $1.04 billion net increase in deposits and a $418.0 million net increase in FHLB advances, partially offset by cash dividends of $74.9 million and a $38.1 million decrease in short-term borrowings.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices including interest rates, foreign exchange rates, interest rate contracts, investment securities prices, credit spreads, and related risk resulting from mismatches in rate sensitive assets and liabilities. In the event of market stress, the risk could have a material impact on our results of financial condition.

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

As the federal funds target rate range has been lowered to near zero to between 0.00% and 0.25% in March 2020 and the Federal Reserve has committed its resources to support the financial markets, business, and state and local governments, it is not expected that rates can decline further, or into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of June 30, 2020 are not provided.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in upward direction as of June 30, 2020 and in both directions as of December 31, 2019.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)(2)
	June 30, 2020	December 31, 2019
+200	14.6%	13.2%
+100	6.7%	6.7%
-100	NM	(5.5)%
-200	NM	(8.7)%

(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2)NM — Not meaningful.

The Company’s estimated twelve-month net interest income sensitivity as of June 30, 2020 was higher when compared with the sensitivity as of December 31, 2019, for the upward 200 basis point rate scenario, while the sensitivity remained unchanged for the upward 100 basis point rate scenario. This reflects a greater rate of upward repricing in the Company’s rate sensitive assets, which offsets simulated increases in interest expense from higher rates on deposits. While there has been an increase in the population of floating rate loans that are currently at their floors under the current low interest rate environment, an increase in the cash and cash equivalents along with an increase in non-interest bearing deposits and the reduction in the base case twelve-month net interest income were the primary drivers for the increased the interest rate sensitivity under the upward interest rate scenarios.

The Company’s net interest income profile as of June 30, 2020 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline, albeit the federal funds rate is floored at the target range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The federal funds target rate was between 0.00% and 0.25% as of June 30, 2020 and between 1.50% and 1.75% as of December 31, 2019. After cutting the rate to a range of between 0.00% and 0.25% in March 2020, the Federal Open Market Committee pledged to maintain monetary support and planned to leave interest rates unchanged through 2022 in order to support the markets, which continued to be strained from the impact of the COVID-19 pandemic.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)(2)
	June 30, 2020	December 31, 2019
+200 Rate Ramp	5.7%	6.0%
+100 Rate Ramp	2.7%	3.0%
-100 Rate Ramp	NM	(2.6)%
-200 Rate Ramp	NM	(5.1)%

(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.
(2)NM — Not meaningful.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a better indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. Between June 30, 2020 and December 31, 2019, the Company’s modeled sensitivity slightly decreased under a ramp simulation under the upward interest rate scenarios.

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

EVE simulation reflects the effect of interest rate shifts on the value of the Company and is used to assess the degree of interest rate risk exposure. In contrast to the earnings perspective, the economic perspective identifies risks arising from repricing or maturity gaps for the life of the balance sheet. Changes in economic value indicate anticipated changes in the value of the bank’s future cash flows. Thus, the economic perspective can provide a leading indicator of the bank’s future earnings and capital values. The economic valuation method also reflects those sensitivities across the full maturity spectrum of the bank’s assets and liabilities.

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of June 30, 2020 and in both directions as of December 31, 2019:

Change in Interest Rates (Basis Points)	EVE Volatility (1)(2)
	June 30, 2020	December 31, 2019
+200	12.8%	7.0%
+100	6.4%	3.6%
-100	NM	(1.4)%
-200	NM	(3.5)%

(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.
(2)NM — Not meaningful.

The Company’s EVE sensitivity for the upward interest rate scenarios increased as of June 30, 2020 compared with the results as of December 31, 2019. The changes in EVE sensitivity during this period were primarily due to the reduced base EVE and the changes in level and shape of the yield curve.

The Company’s EVE profile as of June 30, 2020 reflects an asset sensitive EVE position under the upward interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

Fair Value Hedges — The Company had one and two cancellable interest rate swap contracts as of June 30, 2020 and December 31, 2019, respectively, with original terms of 20 years each. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Cash Flow Hedges — As of June 30, 2020, the Company entered into two interest rate swap contracts designated to hedge against the risk of variable cash flow that the Company is exposed to from its variable interest rate borrowings, including FRB discount window borrowing and FHLB advances. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period during which the hedged cash flows impact earnings.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Bank entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). As of June 30, 2020, the outstanding foreign currency forwards effectively hedged approximately 50% of the RMB exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

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

Equity Contracts — As part of the loan origination process, from time to time, the Company obtained warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. The warrants included on the Consolidated Financial Statements were from public and private companies.

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

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that inflation may have on both short-term and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. While inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and use of estimates are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgments in applying complex accounting principles to individual transaction and determining the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments. For significant accounting policies and use of estimates of allowance for credit losses, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies in this Form 10-Q; and for all other significant accounting policies and use of estimates, see Note 1 — Summary of Significant Accounting Policies of the Company’s 2019 Form 10-K.

Certain accounting policies are considered to have a critical effect on the Company’s Consolidated Financial Statements in the Company’s judgment. Critical accounting policies are defined as those that require the most complex or subjective judgments and are reflective of significant uncertainties, and whose actual results could differ from the Company’s estimates. Future changes in the key variables could change future valuations and impact the results of operations. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. The following accounting policies are critical to the Company’s Consolidated Financial Statements as they require management to make subjective and complex judgments about matters that are inherently uncertain where actual results could differ materially from the Company’s estimates:

•fair value of financial instruments;
•allowance for credit losses;
•goodwill impairment; and
•income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting pronouncements issued, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures

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

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. During the first and second quarters of 2019, the Company recorded a $7.0 million pre-tax impairment charge and reversed $30.1 million of certain previously claimed tax credits related to DC Solar, respectively.

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ and shares in thousands, except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Net income	(a)	$99,352	$150,380	$244,176	$314,404
Add: Impairment charge related to DC Solar (1)		—	—	—	6,978
Tax effect of adjustments (2)		—	—	—	(2,063)
Add: Reversal of certain previously claimed tax credits related to DC Solar		—	30,104	—	30,104
Non-GAAP net income	(b)	$99,352	$180,484	$244,176	$349,423

Diluted weighted-average number of shares outstanding		141,827	146,052	143,560	146,016

Diluted EPS		$0.70	$1.03	$1.70	$2.15
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	—	—	0.03
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		—	0.21	—	0.21
Non-GAAP diluted EPS		$0.70	$1.24	$1.70	$2.39

Average total assets	(c)	$48,228,914	$41,545,441	$46,492,211	$41,144,152
Average stockholders’ equity	(d)	$4,982,446	$4,684,348	$5,002,226	$4,611,231
ROA (3)	(a)/(c)	0.83%	1.45%	1.06%	1.54%
Non-GAAP ROA (3)	(b)/(c)	0.83%	1.74%	1.06%	1.71%
ROE (3)	(a)/(d)	8.02%	12.88%	9.82%	13.75%
Non-GAAP ROE (3)	(b)/(d)	8.02%	15.45%	9.82%	15.28%

(1)Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.
(2)Applied statutory rate of 29.56% for the three and six months ended June 30, 2019.
(3)Annualized.

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Income tax expense	(a)	$12,921	$72,797	$32,107	$103,864
Less: Reversal of certain previously claimed tax credit related to DC Solar	(b)	—	(30,104)	—	(30,104)
Non-GAAP income tax expense	(c)	$12,921	$42,693	$32,107	$73,760

Income before income taxes	(d)	112,273	$223,177	$276,283	$418,268

Effective tax rate	(a)/(d)	11.51%	32.62%	11.62%	24.83%
Less: Reversal of certain previously claimed tax credit related to DC Solar	(b)/(d)	—%	(13.49)%	—%	(7.20)%
Non-GAAP effective tax rate	(c)/(d)	11.51%	19.13%	11.62%	17.63%

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Net interest income before provision for credit losses	(a)	$343,775	$367,326	$706,482	$729,787
Total noninterest income		58,637	52,759	112,686	94,890
Total revenue	(b)	$402,412	$420,085	$819,168	$824,677

Total noninterest expense	(c)	$187,696	$177,663	$366,572	$364,585
Less: Amortization of tax credit and other investments		(24,759)	(16,739)	(42,084)	(41,644)
Amortization of core deposit intangibles		(931)	(1,152)	(1,884)	(2,326)
Repurchase agreements’ extinguishment cost		(8,740)	—	(8,740)	—
Non-GAAP noninterest expense	(d)	$153,266	$159,772	$313,864	$320,615

Efficiency ratio	(c)/(b)	46.64%	42.29%	44.75%	44.21%
Non-GAAP efficiency ratio	(d)/(b)	38.09%	38.03%	38.31%	38.88%

($ and shares in thousands, except per share data)		June 30, 2020	March 31, 2020	June 30, 2019
Stockholders’ equity	(a)	$4,987,243	$4,902,985	$4,734,593
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(13,490)	(14,769)	(18,952)
Non-GAAP tangible common equity	(b)	$4,508,056	$4,422,519	$4,249,944

Number of common shares at period-end	(c)	141,486	141,435	145,547
Non-GAAP tangible common equity per share	(b)/(c)	$31.86	$31.27	$29.20

(1)Includes core deposit intangibles and mortgage servicing assets.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, particularly with regard to developments related to COVID-19. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to

•the impact of disease pandemics, such as the worldwide spread of COVID-19, on the Company, its operations and its customers, employees and the markets in which the Company operates and in which its loans are concentrated; and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the below-mentioned and/or other risks, and significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the SBA’s PPP, the Federal Reserve efforts to provide liquidity to the U.S. financial system, including changes in government interest rate policies, and to provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic, as well as the resulting effect of all such items on the Company’s operations, liquidity and capital position, and on the financial condition of the Company’s borrowers and other customers;
•changes in the U.S. economy, including an economic slowdown or recession, inflation, deflation, employment levels, rate of growth and general business conditions;
•the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the U.S. and the People’s Republic of China;
•fluctuations in the Company’s stock price;
•changes in income tax laws and regulations;
•the Company’s ability to compete effectively against other financial institutions in its banking markets;
•success and timing of the Company’s business strategies;
•the Company’s ability to retain key officers and employees;
•impact on the Company’s funding costs, net interest income and net interest margin from changes in key variable market interest rates, competition, regulatory requirements and the Company’s product mix;
•changes in the Company’s costs of operation, compliance and expansion;
•the Company’s ability to adopt and successfully integrate new technologies into its business in a strategic manner;
•impact of benchmark interest rate reform in the U.S. that resulted in the SOFR selected as the preferred alternative reference rate to the LIBOR;
•impact of failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused;
•adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;
•impact of adverse changes to the Company’s credit ratings from major credit rating agencies;
•impact of adverse judgments or settlements in litigation;
•changes in the commercial and consumer real estate markets;

•changes in consumer spending and savings habits;
•impact on the Company’s international operations due to political developments, disease pandemics, wars or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;
•changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau and the California Department of Business Oversight - Division of Financial Institutions;
•impact of the Dodd-Frank Act on the Company’s business, business practices, cost of operations and executive compensation;
•heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;
•impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations and legal actions and from the Company’s interactions with business partners, counterparties, service providers and other third parties;
•impact of regulatory enforcement actions;
•changes in accounting standards as may be required by the FASB or other regulatory agencies and their impact on critical accounting policies and assumptions;
•impact of other potential federal tax changes and spending cuts;
•the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;
•impact on the Company’s liquidity due to changes in the Company’s ability to receive dividends from its subsidiaries;
•any future strategic acquisitions or divestitures;
•continuing consolidation in the financial services industry;
•changes in the equity and debt securities markets;
•fluctuations in foreign currency exchange rates;
•a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of OTTI on securities held in the Company’s AFS debt securities portfolio; and
•impact of natural or man-made disasters or calamities, such as wildfires, or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

In addition to the risk factors enumerated above, the economic impact of the COVID-19 pandemic could cause actual outcome to differ, possibly materially, from the Company’s forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments that are uncertain and unpredictable, including the scope, severity and duration of the pandemic and its impact on the Company’s customers, the actions taken by governmental authorities in response to the pandemic as well as its impact on global and regional economies, and the pace of recovery when the COVID-19 pandemic subsides, among others.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2019 Form 10-K under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 6 — Derivatives and Item 2. MD&A — Risk Management — Market Risk Management in Part I of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Item 1. Consolidated Financial Statements — Note 10 — Commitments and Contingencies — Litigation in Part I of this report, incorporated herein by reference.

ITEM 1A.  RISK FACTORS

In addition to the risk factor set forth below and the information set forth in this Form 10-Q, you should carefully consider the disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors in the Company’s 2019 Form 10-K. There has been no material changes to the Company’s risk factors as presented in the Company’s 2019 Form 10-K, other than the risk factors set forth below:

The effects of the COVID-19 pandemic have had and may continue to impact the Company’s businesses, results of operations and financial condition, and the extent and duration of these impacts remain uncertain. A second wave of COVID-19 may have a similar or worse impact on the Company than the first wave. The COVID-19 pandemic and governmental responses to the pandemic have had and will likely continue to have a severe impact on global economic conditions, including disruption and volatility in the financial markets, disruption of global supply chains, temporary closures or failures of businesses, increased unemployment, and the institution of social distancing and restrictions on movement in the U.S. and other countries.

East West Bank is considered an essential business in the eight states where we have branches or office locations. As part of the CARES Act passed by Congress in March 2020, various initiatives to protect and support individuals, businesses and local economies, such as the SBA PPP and the Main Street Lending Program were established. The Company participates and will continue to participate in the SBA PPP during the time it is available, or until August 8, 2020. Further, the Company participates in the Main Street Lending Program. In addition, to provide further relief to customers during these turbulent times, we are providing loan modifications and payment deferrals for customers impacted by COVID-19, and deferring foreclosures on certain residential mortgage loans. Our loan portfolio includes loans that are in forbearance but which are not classified as TDRs due to the exclusions provided in the CARES Act and federal banking regulators. In the future, we may be required to classify a portion of these loans as TDRs. There can be no assurance that the federal stimulus measures will improve the markets or economies in which we conduct operations. If the federal stimulus measures are not effective in mitigating the effect of COVID-19, credit issues for our loan customers may be severe and adversely affecting our business and results of operations more substantially over a longer period of time.

Further, in order to facilitate our business and in response to enhanced safety measures, the Company has implemented employee business travel restrictions, and has implemented business continuity plans, which include shifting a majority of our corporate and division office functions to work remotely, alternating workplace arrangements such as split work sites and rotating shifts for certain employees to suit the changing business requirements. To date, the business continuity plans work as designed and support our ongoing normal course of business. However, our ability to provide services has been, and may continue to be, to some extent, negatively impacted by interruptions due to illnesses, quarantines, “stay-at-home” orders or other restrictions of our employees, or the safety measures implemented to prevent illnesses of our employees, including the potential closure of particular branches and certain employees working remotely.

We may face increased cybersecurity risks due to the shifting of a majority of our corporate and division office functions to operating remotely in regions impacted by “stay-at-home” orders. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and our employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home. In addition, our technological resources may be strained due to the number of remote users.

The conditions caused by the COVID-19 pandemic could continue to adversely affect the ability of the Company’s borrowers to satisfy their obligations. Taken into consideration that many of the Company’s loans are secured by real estate, a potential decline in real estate markets could further impact the Company’s business and financial condition and the credit quality of the Company’s loan portfolio. If unemployment continues to rise and our clients and customers draw on their lines of credit or seek additional loans to help finance their businesses, our level of charge-offs and provision for credit losses could continue to increase. Further, the disruptions related to COVID-19 may decrease our borrowers’ confidence with respect to purchasing real estate or homes and adversely affect the demand for the Company’s loans and other products and services, the valuation of our loans, securities and derivatives portfolios, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.

In addition, the unprecedented developments and reports relating to COVID-19 have coincided with heightened volatility in financial markets in the U.S. and worldwide. The continuation of prolonged adverse economic conditions (including whether due to a resurgence or a second wave of COVID-19 infections) primarily in the U.S. and Greater China can be expected to have adverse effects on the Company’s businesses and results of operations, which could have material impacts on the value of securities, derivatives and other financial instruments which the Company owns. The Company executes transactions with various counterparties in the financial industry, including broker-dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients and further increase the possibility of downgrades in the Company’s credit ratings. This pandemic, and any further measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a significant adverse effect on our results of operations and financial condition. Additionally, the earnings impacts from recent and future emergency interest rate cuts could further compress interest margins, which could potentially have an adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic and any resultant economic downturn continues to impact our business, operations, and financial results is uncertain and will depend on numerous evolving factors that are outside our control and we may not be able to accurately predict, including the scope, severity and duration of the pandemic and the governmental, business and individual actions already taken, and those actions implemented in the future, in response to the pandemic and the impact of those actions on global economic activity, as well as the pace of economic recovery when the COVID-19 pandemic subsides. To the extent the COVID-19 pandemic continues to adversely affect our business, operations, and financial results, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in the Company’s 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the second quarter and first half of 2020. The following table summarizes common stock repurchased by the Company under the Company’s common stock repurchase program for the first half of 2020. There were no repurchased activities for the second quarter of 2020.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2020 - January 31, 2020	—	$—	—	$500.0
February 1, 2020 - February 29, 2020	—	—	—	500.0
March 1, 2020 - March 31, 2020	4,471,682	32.64	4,471,682	354.0
April 1, 2020 - April 30, 2020	—	—	—	354.0
May 1, 2020 - May 31, 2020	—	—	—	354.0
June 1, 2020 - June 30, 2020	—	—	—	354.0
Total	4,471,682	$32.64	4,471,682	$354.0

(1)Excludes activity of common stock pursuant to various stock compensation plans and agreements totaling $7.6 million.
(2)On March 3, 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The share repurchase authorization has no expiration date.

ITEM 6. EXHIBITS

        The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LIBOR	London Interbank Offered Rates
ALCO	Asset/Liability Committee	LTV	Loan-to-value
AOCI	Accumulated other comprehensive income (loss)	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ARRC	Alternative Reference Rates Committee	MMBTU	Million British thermal unit
ASC	Accounting Standards Codification	Moody's	Moody’s Investors Service
ASU	Accounting Standards Update	NAV	Net asset value
C&I	Commercial and industrial	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OTTI	Other-than-temporary impairment
CECL	Current expected credit loss	PCD	Purchased credit deteriorated
CET1	Common Equity Tier 1	PCI	Purchased credit impaired
CLO	Collateralized loan obligation	PD	Probability of default
CME	Chicago Mercantile Exchange	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	PPPLF	Paycheck Protection Program Liquidity Facility
CRA	Community Reinvestment Act	RMB	Chinese Renminbi
CRE	Commercial real estate	ROA	Return on average assets
E&P	Exploration and production	ROE	Return on average equity
EPS	Earnings per share	RPA	Credit risk participation agreement
ERM	Enterprise risk management	RSU	Restricted stock unit
EVE	Economic value of equity	S&P	Standard and Poor's
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
Fitch	Fitch Ratings	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	U.S.	United States
HELOC	Home equity line of credit	USD	U.S. dollar
LCH	London Clearing House	VIE	Variable interest entity
LGD	Loss given default

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 7, 2020

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer