Form 10-Q
period 2020-09-30
EAST WEST BANCORP INC
filed 2020-11-06
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,563,982 shares as of October 31, 2020.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$503,376	$536,221
Interest-bearing cash with banks	4,003,565	2,724,928
Cash and cash equivalents	4,506,941	3,261,149
Interest-bearing deposits with banks	699,465	196,161
Securities purchased under resale agreements (“resale agreements”)	1,210,000	860,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $4,471,694 in 2020 and $3,320,648 in 2019; includes assets pledged as collateral of $710,391 in 2020 and $479,432 in 2019)	4,539,160	3,317,214
Restricted equity securities, at cost	79,172	78,580
Loans held-for-sale	4,148	434
Loans held-for-investment (net of allowance for loan losses of $618,252 in 2020 and $358,287 in 2019; includes assets pledged as collateral of $27,059,316 in 2020 and $22,431,092 in 2019)	36,818,877	34,420,252
Investments in qualified affordable housing partnerships, net	192,913	207,037
Investments in tax credit and other investments, net	254,512	254,140
Premises and equipment (net of accumulated depreciation of $125,198 in 2020 and $116,790 in 2019)	107,506	118,364
Goodwill	465,697	465,697
Operating lease right-of-use assets	96,092	99,973
Other assets	1,396,994	917,095
TOTAL	$50,371,477	$44,196,096
LIABILITIES
Deposits:
Noninterest-bearing	$14,924,917	$11,080,036
Interest-bearing	26,755,638	26,244,223
Total deposits	41,680,555	37,324,259
Short-term borrowings	59,613	28,669
Federal Home Loan Bank (“FHLB”) advances	657,185	745,915
Securities sold under repurchase agreements (“repurchase agreements”)	348,063	200,000
Long-term debt and finance lease liabilities	1,579,317	152,270
Operating lease liabilities	103,673	108,083
Accrued expenses and other liabilities	816,965	619,283
Total liabilities	45,245,371	39,178,479
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,165,246 and 166,621,959 shares issued in 2020 and 2019, respectively	167	167
Additional paid-in capital	1,850,396	1,826,345
Retained earnings	3,875,715	3,689,377
Treasury stock, at cost — 25,657,816 shares in 2020 and 20,996,574 shares in 2019	(633,486)	(479,864)
Accumulated other comprehensive income (loss) (“AOCI”), net of tax	33,314	(18,408)
Total stockholders’ equity	5,126,106	5,017,617
TOTAL	$50,371,477	$44,196,096

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$336,542	$433,658	$1,115,804	$1,291,642
AFS debt securities	18,493	15,945	59,639	47,378
Resale agreements	5,295	6,943	16,434	22,253
Restricted equity securities	353	656	1,100	1,874
Interest-bearing cash and deposits with banks	5,045	19,710	20,717	51,920
Total interest and dividend income	365,728	476,912	1,213,694	1,415,067
INTEREST EXPENSE
Deposits	33,798	96,820	156,600	286,789
Short-term borrowings	407	382	1,228	1,359
FHLB advances	3,146	5,021	10,655	12,011
Repurchase agreements	2,155	3,239	9,686	10,200
Long-term debt and finance lease liabilities	2,092	1,643	4,913	5,114
Total interest expense	41,598	107,105	183,082	315,473
Net interest income before provision for credit losses	324,130	369,807	1,030,612	1,099,594
Provision for credit losses	10,000	38,284	186,313	80,108
Net interest income after provision for credit losses	314,130	331,523	844,299	1,019,486
NONINTEREST INCOME
Lending fees	18,736	15,035	56,455	46,427
Deposit account fees	12,573	9,729	33,892	28,804
Foreign exchange income	3,310	8,065	15,691	20,366
Wealth management fees	4,553	4,841	12,997	12,415
Interest rate contracts and other derivative income	5,538	8,423	18,718	22,037
Net gains on sales of loans	361	2,037	1,443	2,967
Gains on sales of AFS debt securities	698	58	11,867	3,066
Other investment income	316	663	3,203	2,571
Other income	3,495	2,623	8,000	7,711
Total noninterest income	49,580	51,474	162,266	146,364
NONINTEREST EXPENSE
Compensation and employee benefits	99,756	97,819	298,671	300,649
Occupancy and equipment expense	16,648	17,912	49,941	52,592
Deposit insurance premiums and regulatory assessments	4,006	3,550	11,133	9,557
Legal expense	1,366	1,720	6,093	6,300
Data processing	3,590	3,328	11,896	9,945
Consulting expense	1,224	2,559	3,854	6,687
Deposit related expense	3,113	3,584	10,029	10,426
Computer software expense	8,539	6,556	22,006	18,845
Other operating expense	17,122	22,769	57,489	67,737
Amortization of tax credit and other investments	12,286	16,833	54,370	58,477
Repurchase agreements’ extinguishment cost	—	—	8,740	—
Total noninterest expense	167,650	176,630	534,222	541,215
INCOME BEFORE INCOME TAXES	196,060	206,367	472,343	624,635
INCOME TAX EXPENSE	36,523	34,951	68,630	138,815
NET INCOME	$159,537	$171,416	$403,713	$485,820
EARNINGS PER SHARE (“EPS”)
BASIC	$1.13	$1.18	$2.83	$3.34
DILUTED	$1.12	$1.17	$2.82	$3.33
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,498	145,559	142,595	145,455
DILUTED	142,043	146,120	143,082	146,088

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$159,537	$171,416	$403,713	$485,820
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains on AFS debt securities	4,634	11,863	49,903	62,901
Net changes in unrealized gains (losses) on cash flow hedges	87	—	(1,246)	—
Foreign currency translation adjustments	5,459	(2,858)	3,065	(5,694)
Other comprehensive income	10,180	9,005	51,722	57,207
COMPREHENSIVE INCOME	$169,717	$180,421	$455,435	$543,027

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2019	145,546,569	$1,809,062	$3,414,901	$(479,398)	$(9,972)	$4,734,593
Net income	—	—	171,416	—	—	171,416
Other comprehensive income	—	—	—	—	9,005	9,005
Net activity of common stock pursuant to various stock compensation plans and agreements	21,143	8,204	—	(61)	—	8,143
Cash dividends on common stock ($0.275 per share)	—	—	(40,493)	—	—	(40,493)
BALANCE, SEPTEMBER 30, 2019	145,567,712	$1,817,266	$3,545,824	$(479,459)	$(967)	$4,882,664
BALANCE, JULY 1, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243
Net income	—	—	159,537	—	—	159,537
Other comprehensive income	—	—	—	—	10,180	10,180
Net activity of common stock pursuant to various stock compensation plans and agreements	21,033	8,648	—	(31)	—	8,617
Cash dividends on common stock ($0.275 per share)	—	—	(39,471)	—	—	(39,471)
BALANCE, SEPTEMBER 30, 2020	141,507,430	$1,850,563	$3,875,715	$(633,486)	$33,314	$5,126,106

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2019	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative-effect of change in accounting principle related to leases (1)	—	—	14,668	—	—	14,668
Net income	—	—	485,820	—	—	485,820
Other comprehensive income	—	—	—	—	57,207	57,207
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	426,123	25,578	—	(14,230)	—	11,348
Cash dividends on common stock ($0.780 per share)	—	—	(114,796)	—	—	(114,796)
BALANCE, SEPTEMBER 30, 2019	145,567,712	$1,817,266	$3,545,824	$(479,459)	$(967)	$4,882,664
BALANCE, JANUARY 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (2)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	403,713	—	—	403,713
Other comprehensive income	—	—	—	—	51,722	51,722
Net activity of common stock pursuant to various stock compensation plans and agreements	353,727	24,051	—	(7,656)	—	16,395
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.825 per share)	—	—	(119,408)	—	—	(119,408)
BALANCE, SEPTEMBER 30, 2020	141,507,430	$1,850,563	$3,875,715	$(633,486)	$33,314	$5,126,106

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) and subsequent related ASUs on January 1, 2019.
(2)Represents the impact of the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020. Refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) for additional information.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,713	$485,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,089	103,220
Accretion of discount and amortization of premiums, net	(17,974)	(12,917)
Stock compensation costs	22,201	23,012
Deferred income tax benefit	(91)	(2,434)
Provision for credit losses	186,313	80,108
Net gains on sales of loans	(1,443)	(2,967)
Gains on sales of AFS debt securities	(11,867)	(3,066)
Loans held-for-sale:
Originations and purchases	(53,911)	(6,341)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	50,339	6,341
Proceeds from distributions received from equity method investees	4,934	3,012
Net change in accrued interest receivable and other assets	(465,210)	(363,187)
Net change in accrued expenses and other liabilities	216,992	77,693
Other net operating activities	529	725
Total adjustments	26,901	(96,801)
Net cash provided by operating activities	430,614	389,019
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(102,190)	(103,284)
Interest-bearing deposits with banks	(367,971)	204,474
Resale agreements:
Proceeds from paydowns and maturities	400,000	300,000
Purchases	(500,000)	(125,000)
AFS debt securities:
Proceeds from sales	494,877	476,231
Proceeds from repayments, maturities and redemptions	1,532,411	283,974
Purchases	(3,167,863)	(1,219,300)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	254,035	224,662
Purchases	(163,861)	(395,502)
Other changes in loans held-for-investment, net	(2,775,014)	(1,509,235)
Premises and equipment:
Proceeds from sales	1,883	—
Purchases	(2,260)	(8,504)
Proceeds from distributions received from equity method investees	2,601	4,563
Other net investing activities	(1,846)	(1,897)
Net cash used in investing activities	(4,395,198)	(1,868,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,271,838	1,252,237
Net increase (decrease) in short-term borrowings	30,916	(9,035)
FHLB advances:
Proceeds	10,200	1,500,000
Repayment	(100,200)	(1,082,000)
Repurchase agreements:
Proceeds from repurchase agreements	48,063	—
Repayment of repurchase agreements	(150,000)	—
Repurchase agreements’ extinguishment cost	(8,740)	—
Long-term debt and lease liabilities:
Proceeds from long-term debt	1,437,269	—
Repayment of long-term debt and lease liabilities	(10,609)	(658)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	(145,966)	—
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,170	1,895
Stocks tendered for payment of withholding taxes	(7,656)	(14,230)
Cash dividends paid	(119,185)	(114,986)
Net cash provided by financing activities	5,257,100	1,533,223
Effect of exchange rate changes on cash and cash equivalents	(46,724)	(12,520)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,245,792	40,904
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,261,149	3,001,377
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,506,941	$3,042,281

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$188,657	$313,793
Income taxes, net	$82,114	$116,074
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$253,302	$222,434
Loans transferred to other real estate owned (“OREO”)	$19,504	$2,013

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2020, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements. East West also owns East West Insurance Services, Inc. In 2019, the Company acquired East West Markets, LLC, a private broker dealer and also established East West Investment Management LLC, a registered investment adviser. Both East West Markets, LLC and East West Investment Management LLC are wholly-owned subsidiaries of East West.

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
The ASU introduces a new current expected credit losses (“CECL”) model that applies to most financial assets measured at amortized cost and certain instruments, including trade and other receivables, loan receivables, AFS and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also eliminates the guidance for purchased credit impaired (“PCI”) loans, but requires an allowance for loan losses for purchased financial assets with more than an insignificant deterioration of credit since origination. The ASU also modifies the other-than-temporary impairment (“OTTI”) model for AFS debt securities to require an allowance for credit losses instead of a direct write-down. A reversal of the allowance for credit losses is allowed in future periods based on improvements in credit performance expectations. This ASU expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial Instruments.

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

Allowance for Loan Losses — The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities and increased by the provision for credit losses and decreased by net charge-offs. The allowance for loan losses is evaluated quarterly by management based on regular reviews of the collectability of the loans. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level — the commercial loan portfolio is comprised of C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans.

The allowance for loan losses represents the portion of a loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for prepayments. The Company measures the expected loan losses on a collective pool basis when similar risk characteristics exist. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimates. Reasonable and supportable forecast periods vary by loan portfolio. The Company has adopted lifetime loss rate models for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool.

When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Individually assessed loans include nonaccrual and troubled debt restructuring (“TDR”) loans. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The following three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan's observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan. When the loan is deemed uncollectible, it is the Company’s policy to promptly charge off the estimated credit losses.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities — ASU 2016-13 modifies the OTTI model for AFS debt securities to apply an allowance approach for credit impairment as opposed to permanently writing down the cost basis of the security. For each reporting period, AFS debt security that is in an unrealized loss position is individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost, excluding accrued interest, of the AFS debt security. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt securities’ ratings and other qualitative factors. For securities that are fully guaranteed by the U.S. government, or certain government enterprises, the Company believes that the credit loss exposure on these securities is remote and applies a zero credit loss assumption.

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

Allowance for Collateral-Dependent Financial Assets — A financial asset is considered collateral-dependent if repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses is measured on an individual basis for collateral-dependent financial assets and determined by comparing the fair value of the collateral, minus the cost to sell, to the amortized cost basis of the related financial asset at the reporting date. Other than loans, collateral-dependent financial assets could also include resale agreements. In arrangements which the borrower must continually adjust the collateral securing the asset to reflect changes in the collateral’s fair value (e.g., resale agreements), the Company estimates the expected credit losses on the basis of the unsecured portion of the amortized cost as of the balance sheet date. If the fair value of the collateral is equal to or greater than the amortized cost of the resale agreement, the expected losses would be zero. If the fair value of the collateral is less than the amortized cost of the asset, the expected losses are limited to the difference between the fair value of the collateral and the amortized cost basis of the resale agreement.

Allowance for Purchased Credit Deteriorated Assets — ASU 2016-13 replaces the concept of PCI accounting under ASC 310-30 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality with the concept of purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 using the prospective transition approach for Purchased credit deteriorated (“PCD”) assets that were previously classified as PCI assets. PCD financial assets are defined as acquired individual financial assets (or groups with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Beginning January 1, 2020, for any asset designated as a PCD asset at the time of acquisition, the Company estimates and records an allowance for credit losses, which is added to the purchase price to establish the initial amortized cost basis of the financial asset. Hence, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The non-credit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

Troubled Debt Restructurings — The Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the Coronavirus Disease 2019 (“COVID-19”). In accordance with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. For loans modified in response to the COVID-19 pandemic that do not meet the CARES Act criteria (e.g., current payment status as of December 31, 2019), the Company has applied the guidance included in “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued by the federal banking regulators on April 7, 2020. The Interagency Statement states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. The delinquency of the loans modified under the CARES Act and Interagency Statement is frozen at the time of the modification, and interest income continues to be recognized over the contractual life of the loan. For more information on the Company's TDR accounting, see Note 1 — Summary of Significant Accounting Principles — Troubled Debt Restructurings to the Consolidated Financial Statements of the Company’s 2019 Annual Report on Form 10-K.

Paycheck Protection Program — From April to August 2020, the Company accepted Paycheck Protection Program (“PPP”) applications and originated loans to qualified small businesses under the PPP established by the CARES Act. These loans are included in the C&I portfolio, carry an interest rate of 1%, and are 100% guaranteed by the Small Business Administration (“SBA”). No allowance for loan losses was recorded for these loans as of September 30, 2020. As of September 30, 2020, the Company funded over 7,400 SBA 7(a) approved PPP loans with an outstanding loan balance of $1.77 billion. The substantial majority of the Company’s PPP loans have a term of two years. The SBA paid the Company fees for processing PPP loans in the following amounts: (1) five percent for loans of not more than $350,000; (2) three percent for loans of more than $350,000 and less than $2,000,000; and (3) one percent for loans of at least $2,000,000. Loan processing fees paid to the Company by the SBA are accounted for as loan origination fees, where net deferred fees are recognized over the estimated life of the loan as a yield adjustment on the loans. Payments by borrowers on PPP loans begin ten months after the loan forgiveness covered period. Under the terms of the PPP, such loans are eligible to be forgiven if certain conditions are satisfied, in which case the SBA will make payments to the Company for the forgiven amounts. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Fair Value Determination

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy noted below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to prices derived from data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

Equity Securities — Equity securities consisted of mutual funds as of both September 30, 2020 and December 31, 2019. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certificates of deposit issued and certain variable interest rate borrowings. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of September 30, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of September 30, 2020 and December 31, 2019, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The majority of the inputs used to value the RPAs are observable; accordingly, RPAs fall within Level 2.

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of September 30, 2020 and December 31, 2019, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Given that the Company holds long positions in all warrants, an increase in volatility assumption would generally result in an increase in fair value. A higher liquidity discount would result in a decrease in fair value. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,998	$—	$—	$50,998
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	727,062	—	727,062
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	967,109	—	967,109
Residential mortgage-backed securities	—	1,238,009	—	1,238,009
Municipal securities	—	333,275	—	333,275
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	214,676	—	214,676
Residential mortgage-backed securities	—	277,613	—	277,613
Corporate debt securities	—	251,177	—	251,177
Foreign government bonds	—	132,671	—	132,671
Asset-backed securities	—	63,148	—	63,148
Collateralized loan obligations (“CLOs”)	—	283,422	—	283,422
Total AFS debt securities	$50,998	$4,488,162	$—	$4,539,160
Investments in tax credit and other investments:
Equity securities (1)	$22,538	$8,741	$—	$31,279
Total investments in tax credit and other investments	$22,538	$8,741	$—	$31,279

Derivative assets:
Interest rate contracts	$—	$566,635	$—	$566,635
Foreign exchange contracts	—	19,134	—	19,134
Credit contracts	—	47	—	47
Equity contracts	—	12,455	310	12,765
Commodity contracts	—	110,029	—	110,029
Gross derivative assets	$—	$708,300	$310	$708,610
Netting adjustments (2)	$—	$(109,696)	$—	$(109,696)
Net derivative assets	$—	$598,604	$310	$598,914

Derivative liabilities:
Interest rate contracts	$—	$372,057	$—	$372,057
Foreign exchange contracts	—	14,782	—	14,782
Credit contracts	—	307	—	307
Commodity contracts	—	118,873	—	118,873
Gross derivative liabilities	$—	$506,019	$—	$506,019
Netting adjustments (2)	$—	$(202,131)	$—	$(202,131)
Net derivative liabilities	$—	$303,888	$—	$303,888

(1)Equity securities consist of mutual funds with readily determinable fair values.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$176,422	$—	$—	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	581,245	—	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	603,471	—	603,471
Residential mortgage-backed securities	—	1,003,897	—	1,003,897
Municipal securities	—	102,302	—	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	88,550	—	88,550
Residential mortgage-backed securities	—	46,548	—	46,548
Corporate debt securities	—	11,149	—	11,149
Foreign government bonds	—	354,172	—	354,172
Asset-backed securities	—	64,752	—	64,752
CLOs	—	284,706	—	284,706
Total AFS debt securities	$176,422	$3,140,792	$—	$3,317,214
Investments in tax credit and other investments:
Equity securities (1)	$21,746	$9,927	$—	$31,673
Total investments in tax credit and other investments	$21,746	$9,927	$—	$31,673

Derivative assets:
Interest rate contracts	$—	$192,883	$—	$192,883
Foreign exchange contracts	—	54,637	—	54,637
Credit contracts	—	2	—	2
Equity contracts	—	993	421	1,414
Commodity contracts	—	81,380	—	81,380
Gross derivative assets	$—	$329,895	$421	$330,316
Netting adjustments (2)	$—	$(125,319)	$—	$(125,319)
Net derivative assets	$—	$204,576	$421	$204,997

Derivative liabilities:
Interest rate contracts	$—	$127,317	$—	$127,317
Foreign exchange contracts	—	48,610	—	48,610
Credit contracts	—	84	—	84
Commodity contracts	—	80,517	—	80,517
Gross derivative liabilities	$—	$256,528	$—	$256,528
Netting adjustments (2)	$—	$(159,799)	$—	$(159,799)
Net derivative liabilities	$—	$96,729	$—	$96,729

(1)Equity securities consist of mutual funds with readily determinable fair values.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and nine months ended September 30, 2020 and 2019, Level 3 fair value measurements that were measured on a recurring basis consist of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Equity Contracts
Beginning balance	$316	$392	$421	$673
Total (losses) gains included in earnings (1)	(6)	10	8,262	548
Issuances	—	—	—	28
Settlements	—	—	—	(847)
Transfers out of Level 3 (2)	—	—	(8,373)	—
Ending balance	$310	$402	$310	$402

(1)Includes unrealized (losses) gains of $(6) thousand and $10 thousand for the three months ended September 30, 2020 and 2019, respectively, and $8.3 million and $(225) thousand for the nine months ended September 30, 2020 and 2019, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.
(2)During the nine months ended September 30, 2020, the Company transferred $8.4 million of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2020 and December 31, 2019, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
September 30, 2020
Derivative assets:
Equity contracts	$310	Black-Scholes option pricing model	Equity volatility	54% — 65%	59%
			Liquidity discount	47%	47%
December 31, 2019
Derivative assets:
Equity contracts	$421	Black-Scholes option pricing model	Equity volatility	39% — 44%	42%
			Liquidity discount	47%	47%

(1)Weighted-average is calculated based on fair value of equity warrants as of September 30, 2020 and December 31, 2019.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from impairment on certain individually evaluated loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO, or from the application of lower of cost or fair value on loans held-for-sale.

Individually Evaluated Loans Held-For-Investment — The Company typically adjusts the carrying amount of individually evaluated loans held-for-investment when there is evidence of probable loss and when the expected fair value of the loan is less than its carrying amount. Individually evaluated loans held-for-investment with specific reserves are classified as Level 3 assets. The following two methods are used to derive the fair value of individually evaluated loans held-for-investment:

•Discounted cash flows valuation techniques that consist of developing an expected stream of cash flows over the life of the loans and then valuing the loans at the present value by discounting the expected cash flows at a designated discount rate.
•A specific reserve is established for an individually evaluated loan held-for-investment based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$116,077	$116,077
CRE:
CRE	—	—	51,280	51,280
Total commercial	—	—	167,357	167,357
Consumer:
Residential mortgage:
HELOCs	—	—	1,156	1,156
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,647	3,647
Total loans held-for-investment	$—	$—	$171,004	$171,004
Investments in tax credit and other investments, net	$—	$—	$6,216	$6,216

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$47,554	$47,554
CRE:
CRE	—	—	753	753
Total commercial	—	—	48,307	48,307
Consumer:
Residential mortgage:
HELOCs	—	—	1,372	1,372
Total consumer	—	—	1,372	1,372
Total loans held-for-investment	$—	$—	$49,679	$49,679
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076
OREO (1)	$—	$—	$125	$125
Other nonperforming assets	$—	$—	$1,167	$1,167

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in fair value of assets for which a nonrecurring fair value adjustment has been recognized for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loans held-for-investment:
Commercial:
C&I	$(24,928)	$(20,484)	$(38,855)	$(43,109)
CRE:
CRE	(15)	2	(292)	6
Total commercial	(24,943)	(20,482)	(39,147)	(43,103)
Consumer:
Residential mortgage:
HELOCs	3	—	(178)	—
Other consumer	—	—	2,491	—
Total consumer	3	—	2,313	—
Total loans held-for-investment	$(24,940)	$(20,482)	$(36,834)	$(43,103)
Investments in tax credit and other investments, net	$—	$(1,703)	$(583)	$(11,573)
OREO	$—	$(1,020)	$—	$(1,023)
Other nonperforming assets	$—	$—	$—	$(3,000)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2020 and December 31, 2019:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2020
Loans held-for-investment	$82,461	Discounted cash flows	Discount	4% — 15%	13%
	$15,493	Fair value of collateral	Discount	10% — 20%	10%
	$22,469	Fair value of collateral	Contract value	NM	NM
	$50,581	Fair value of property	Selling cost	8%	8%
Investments in tax credit and other investments, net	$6,216	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2019
Loans held-for-investment	$27,841	Discounted cash flows	Discount	4% — 15%	14%
	$1,014	Fair value of collateral	Discount	8% — 20%	19%
	$20,824	Fair value of collateral	Contract value	NM	NM
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$125	Fair value of property	Selling cost	8%	8%
Other nonperforming assets	$1,167	Fair value of collateral	Contract value	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2020 and December 31, 2019.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2020 and December 31, 2019, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	September 30, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,506,941	$4,506,941	$—	$—	$4,506,941
Interest-bearing deposits with banks	$699,465	$—	$699,465	$—	$699,465
Resale agreements (1)	$1,210,000	$—	$1,215,801	$—	$1,215,801
Restricted equity securities, at cost	$79,172	$—	$79,172	$—	$79,172
Loans held-for-sale	$4,148	$—	$4,148	$—	$4,148
Loans held-for-investment, net	$36,818,877	$—	$—	$37,087,711	$37,087,711
Mortgage servicing rights	$5,169	$—	$—	$7,511	$7,511
Accrued interest receivable	$143,354	$—	$143,354	$—	$143,354
Financial liabilities:
Demand, checking, savings and money market deposits	$32,611,382	$—	$32,611,382	$—	$32,611,382
Time deposits	$9,069,173	$—	$9,091,802	$—	$9,091,802
Short-term borrowings	$59,613	$—	$59,613	$—	$59,613
FHLB advances	$657,185	$—	$666,989	$—	$666,989
Repurchase agreements (1)	$348,063	$—	$368,098	$—	$368,098
Long-term debt	$1,574,765	$—	$1,577,572	$—	$1,577,572
Accrued interest payable	$21,671	$—	$21,671	$—	$21,671

($ in thousands)	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,261,149	$3,261,149	$—	$—	$3,261,149
Interest-bearing deposits with banks	$196,161	$—	$196,161	$—	$196,161
Resale agreements (1)	$860,000	$—	$856,025	$—	$856,025
Restricted equity securities, at cost	$78,580	$—	$78,580	$—	$78,580
Loans held-for-sale	$434	$—	$434	$—	$434
Loans held-for-investment, net	$34,420,252	$—	$—	$35,021,300	$35,021,300
Mortgage servicing rights	$6,068	$—	$—	$8,199	$8,199
Accrued interest receivable	$144,599	$—	$144,599	$—	$144,599
Financial liabilities:
Demand, checking, savings and money market deposits	$27,109,951	$—	$27,109,951	$—	$27,109,951
Time deposits	$10,214,308	$—	$10,208,895	$—	$10,208,895
Short-term borrowings	$28,669	$—	$28,669	$—	$28,669
FHLB advances	$745,915	$—	$755,371	$—	$755,371
Repurchase agreements (1)	$200,000	$—	$232,597	$—	$232,597
Long-term debt	$147,101	$—	$152,641	$—	$152,641
Accrued interest payable	$27,246	$—	$27,246	$—	$27,246

(1)Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of September 30, 2020, none of the $348.1 million of gross repurchase agreements were eligible for netting against gross resale agreements. Out of $450.0 million of gross repurchase agreements, $250.0 million were eligible for netting against gross resale agreements as of December 31, 2019.

Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

Resale Agreements

Gross resale agreements were $1.21 billion and $1.11 billion as of September 30, 2020 and December 31, 2019, respectively. The weighted-average yields were 1.72% and 2.59% for the three months ended September 30, 2020 and 2019, respectively, and 2.09% and 2.71% for the nine months ended September 30, 2020 and 2019, respectively.

Repurchase Agreements

As of September 30, 2020, the collateral for the repurchase agreements were comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $348.1 million and $450.0 million as of September 30, 2020 and December 31, 2019, respectively. The weighted-average interest rates were 2.70% and 4.68% for the three months ended September 30, 2020 and 2019, respectively, and 3.48% and 4.87% for the nine months ended September 30, 2020 and 2019, respectively. During the second quarter of 2020, the Company recorded $8.7 million of charges related to the extinguishment of $150.0 million of repurchase agreements. In comparison, there were no extinguishment charges recorded in 2019. As of September 30, 2020, $48.1 million and $300.0 million of the repurchase agreements will mature in 2020 and 2023, respectively.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that, in the event of default by the counterparty, provide the Company the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and is usually delivered to and held by the third-party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$1,210,000	$—	$1,210,000	$(1,204,933)	(1)	$5,067

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$348,063	$—	$348,063	$(330,600)	(2)	$17,463

($ in thousands)	December 31, 2019
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$1,110,000	$(250,000)	$860,000	$(856,058)	(1)	$3,942

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$450,000	$(250,000)	$200,000	$(200,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS debt securities as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,410	$588	$—	$50,998
U.S. government agency and U.S. government-sponsored enterprise debt securities	718,907	10,565	(2,410)	727,062
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	937,078	34,292	(4,261)	967,109
Residential mortgage-backed securities	1,206,488	32,578	(1,057)	1,238,009
Municipal securities	327,422	7,199	(1,346)	333,275
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	210,343	5,556	(1,223)	214,676
Residential mortgage-backed securities	277,306	782	(475)	277,613
Corporate debt securities	251,253	1,327	(1,403)	251,177
Foreign government bonds	134,179	26	(1,534)	132,671
Asset-backed securities	64,308	—	(1,160)	63,148
CLOs	294,000	—	(10,578)	283,422
Total AFS debt securities	$4,471,694	$92,913	$(25,447)	$4,539,160

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$177,215	$—	$(793)	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	584,275	1,377	(4,407)	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	599,814	8,551	(4,894)	603,471
Residential mortgage-backed securities	998,447	6,927	(1,477)	1,003,897
Municipal securities	101,621	790	(109)	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	86,609	1,947	(6)	88,550
Residential mortgage-backed securities	46,830	3	(285)	46,548
Corporate debt securities	11,250	12	(113)	11,149
Foreign government bonds	354,481	198	(507)	354,172
Asset-backed securities	66,106	—	(1,354)	64,752
CLOs	294,000	—	(9,294)	284,706
Total AFS debt securities	$3,320,648	$19,805	$(23,239)	$3,317,214

As of September 30, 2020, the amortized cost of AFS debt securities excluded accrued interest receivables of $14.8 million, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019.

($ in thousands)	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. government agency and U.S. government sponsored enterprise debt securities	$336,399	$(2,410)	$—	$—	$336,399	$(2,410)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	224,593	(4,194)	10,456	(67)	235,049	(4,261)
Residential mortgage-backed securities	62,150	(1,057)	—	—	62,150	(1,057)
Municipal securities	151,283	(1,346)	—	—	151,283	(1,346)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	66,469	(1,210)	7,907	(13)	74,376	(1,223)
Residential mortgage-backed securities	135,192	(475)	—	—	135,192	(475)
Corporate debt securities	145,134	(866)	9,463	(537)	154,597	(1,403)
Foreign government bonds	102,350	(1,534)	—	—	102,350	(1,534)
Asset-backed securities	—	—	63,148	(1,160)	63,148	(1,160)
CLOs	283,422	(10,578)	—	—	283,422	(10,578)
Total AFS debt securities	$1,506,992	$(23,670)	$90,974	$(1,777)	$1,597,966	$(25,447)

($ in thousands)	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$176,422	$(793)	$176,422	$(793)
U.S. government agency and U.S. government-sponsored enterprise debt securities	310,349	(4,407)	—	—	310,349	(4,407)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	204,675	(2,346)	108,314	(2,548)	312,989	(4,894)
Residential mortgage-backed securities	325,354	(1,234)	34,337	(243)	359,691	(1,477)
Municipal securities	31,130	(109)	—	—	31,130	(109)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	42,894	(285)	—	—	42,894	(285)
Corporate debt securities	—	—	9,888	(113)	9,888	(113)
Foreign government bonds	129,074	(407)	9,900	(100)	138,974	(507)
Asset-backed securities	52,565	(902)	12,187	(452)	64,752	(1,354)
CLOs	284,706	(9,294)	—	—	284,706	(9,294)
Total AFS debt securities	$1,388,661	$(18,990)	$351,048	$(4,249)	$1,739,709	$(23,239)

As of September 30, 2020, the Company had 96 AFS debt securities in a gross unrealized loss position with no credit impairment. The AFS debt securities that made up the gross unrealized loss as of September 30, 2020 were comprised primarily of three CLOs, 25 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 13 U.S. government agency and U.S. government-sponsored enterprise debt securities. In comparison, as of December 31, 2019, the Company had 101 AFS debt securities in a gross unrealized loss position with no credit impairment. The AFS debt securities that made up the gross unrealized loss as of December 31, 2019 were comprised primarily of three CLOs, 57 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 14 U.S. government agency and U.S. government-sponsored enterprise debt securities.

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

The gross unrealized losses presented in the above tables were primarily attributable to yield curve movements and widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic. Securities that were in unrealized loss positions as of September 30, 2020 were mainly comprised of the following:

•U.S. government agency and U.S. government-sponsored enterprise debt securities — The market value decline as of September 30, 2020 was primarily due to interest rate movement. Since these debt securities are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated A, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard and Poor's (“S&P”) and Fitch Ratings (“Fitch”), respectively), the Company expects to receive all contractual interest payments on-time, and believes the risk of credit losses on these securities is remote.
•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of September 30, 2020 was primarily due to interest rate movement. Since these securities are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated A, AA+ and AAA by Moody’s, S&P and Fitch, respectively), the Company expects to receive all contractual interest payments on-time, and believes the risk of credit losses on these securities is remote.

•CLOs — The market value decline as of September 30, 2020 was largely due to market dislocation in the CLO sector, which resulted in wider liquidity spreads. The credit profiles of the securities are strong (rated A or higher by S&P) and the contractual payments from these bonds are expected to be received on-time. Accordingly, the Company believes that the risk of credit losses on these securities is remote.

Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if near-term credit performance deteriorates under the impact of the COVID-19 pandemic.

As of September 30, 2020, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of September 30, 2020 against these securities, and there was no provision for credit losses recognized for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, there was no OTTI credit loss recognized.

Realized Gains and Losses

The following table presents the proceeds, gross realized gains and tax expense related to the sales of AFS debt securities for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$10,497	$101,129	$494,877	$476,231
Gross realized gains	$698	$58	$11,867	$3,066
Related tax expense	$206	$17	$3,508	$906

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of September 30, 2020. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$756,955	$757,035
Due after one year through five years	383,722	388,413
Due after five years through ten years	440,452	451,219
Due after ten years	2,890,565	2,942,493
Total AFS debt securities	$4,471,694	$4,539,160

As of September 30, 2020 and December 31, 2019, AFS debt securities with fair value of $710.4 million and $479.4 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Federal Reserve Bank (“FRB”) stock	$58,990	$58,330
FHLB stock	20,182	20,250
Total restricted equity securities	$79,172	$78,580

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of September 30, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	September 30, 2020				December 31, 2019
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$15,194		$64	$—	$31,026		$—	$3,198
Cash flow hedges:
Interest rate contracts	275,000		—	1,861	—		—	—
Net investment hedges:
Foreign exchange contracts	80,992		—	252	86,167		—	1,586
Total derivatives designated as hedging instruments	$371,186		$64	$2,113	$117,193		$—	$4,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,613,982		$566,571	$370,196	$15,489,692		$192,883	$124,119
Foreign exchange contracts	1,832,383		19,134	14,530	4,839,661		54,637	47,024
Credit contracts	77,397		47	307	210,678		2	84
Equity contracts	—	(1)	12,765	—	—	(1)	1,414	—
Commodity contracts	—	(2)	110,029	118,873	—	(2)	81,380	80,517
Total derivatives not designated as hedging instruments	$19,523,762		$708,546	$503,906	$20,540,031		$330,316	$251,744
Gross derivative assets/liabilities			$708,610	$506,019			$330,316	$256,528
Less: Master netting agreements			(104,456)	(104,456)			(121,561)	(121,561)
Less: Cash collateral received/paid			(5,240)	(97,675)			(3,758)	(38,238)
Net derivative assets/liabilities			$598,914	$303,888			$204,997	$96,729

(1)The Company held equity contracts in three public companies and 17 private companies as of September 30, 2020. In comparison, the Company held equity contracts in three public companies and 18 private companies as of December 31, 2019.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 6,100 thousand barrels of crude oil and 110,340 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2020. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,811 thousand barrels of crude oil and 63,773 thousand MMBTUs of natural gas as of December 31, 2019. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$154	$202	$3,150	$3,056
Recognized on certificates of deposit	$112	$(37)	$(1,607)	$(2,732)

The following table presents the carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of September 30, 2020 and December 31, 2019:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Certificates of deposit	$(14,874)	$(29,080)	$(2)	$1,604

(1)Represents the full carrying amount of the hedged certificates of deposit.
(2)For liabilities, (increase) decrease to carrying value.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges in the second quarter of 2020 to hedge the variability in interest payments on certain floating rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. As of September 30, 2020, the notional amount of the interest rate swaps that were designated as cash flow hedges was $275.0 million. Considering the interest rates, yield curve and notional amounts as of September 30, 2020, the Company expects to reclassify an estimated $536 thousand of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2020 and 2019. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in the Form-10-Q.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gains (losses) recognized in AOCI	$34	$—	$(1,449)	$—
(Losses) gains reclassified from AOCI to Interest expense	$(87)	$—	$290	$—

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Bank’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the foreign exchange forward contracts were $81.0 million and $252 thousand liability, respectively, as of September 30, 2020. In comparison, the notional and fair value amounts of the foreign exchange forward contracts were $86.2 million and $1.6 million liability, respectively, as of December 31, 2019.

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Losses) gains recognized in AOCI	$(2,627)	$2,954	$(2,000)	$351

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$816,659	$—	$64	Purchased options	$816,659	$65	$—
Sold collars and corridors	510,489	9,051	—	Collars and corridors	510,489	—	9,107
Swaps	7,464,057	556,237	—	Swaps	7,495,629	1,218	361,025
Total	$8,791,205	$565,288	$64	Total	$8,822,777	$1,283	$370,132

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,003,558	$—	$66	Purchased options	$1,003,558	$67	$—
Sold collars and corridors	490,852	1,971	16	Collars and corridors	490,852	17	1,996
Swaps	6,247,667	187,294	6,237	Swaps	6,253,205	3,534	115,804
Total	$7,742,077	$189,265	$6,319	Total	$7,747,615	$3,618	$117,800

In January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $8.82 billion of interest rate contracts entered into with financial counterparties as of September 30, 2020, was a notional amount of $2.99 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative liability fair values of $215.9 million as of September 30, 2020. In comparison, included in the total notional amount of $7.75 billion of interest rate contracts entered into with financial counterparties as of December 31, 2019, was a notional amount of $2.53 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.9 million and liability fair values of $75.1 million as of December 31, 2019.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange exposure by entering into offsetting foreign exchange contracts with third-party financial institutions. The Company also enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2020 and December 31, 2019.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$959,820	$8,480	$11,884	Forwards and spot	$205,113	$1,367	$124
Swaps	11,373	358	45	Swaps	486,211	8,383	1,951
Collars	1,172	—	26	Collars	168,694	546	500
Total	$972,365	$8,838	$11,955	Total	$860,018	$10,296	$2,575

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$3,581,036	$45,911	$40,591	Forwards and spot	$207,492	$1,400	$507
Swaps	6,889	16	84	Swaps	702,391	6,156	4,712
Written options	87,036	127	—	Purchased options	87,036	—	127
Collars	2,244	—	14	Collars	165,537	1,027	989
Total	$3,677,205	$46,054	$40,689	Total	$1,162,456	$8,583	$6,335

Credit Contracts — The Company may periodically enter into RPA contracts to manage the credit exposure on interest rate contracts associated with syndicated loans and may enter into protection sold or protection purchased RPAs with institutional counterparties. Under the RPAs, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both September 30, 2020 and December 31, 2019. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$66,683	$—	$307	$199,964	$—	$84
RPAs - protection purchased	10,714	47	—	10,714	2	—
Total RPAs	$77,397	$47	$307	$210,678	$2	$84

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of September 30, 2020 and December 31, 2019, the exposure from the RPAs with protections sold would be $748 thousand and $125 thousand, respectively. As of September 30, 2020 and December 31, 2019, the weighted-average remaining maturities of the outstanding RPAs were 4.0 years and 2.2 years, respectively.

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in three public companies and 17 private companies as of September 30, 2020, and held warrants in three public companies and 18 private companies as of December 31, 2019. The total fair value of the warrants held in both public and private companies was $12.8 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of energy commodity price fluctuation. To economically hedge against the risk of commodity price fluctuation in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions to manage the exposure.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of September 30, 2020 and December 31, 2019:

($ and units in thousands)	September 30, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$—	$—	Purchased options	—	Barrels	$—	$—
Collars	1,390	Barrels	18	12,245	Collars	1,544	Barrels	12,946	943
Swaps	4,710	Barrels	3,635	36,622	Swaps	4,759	Barrels	21,336	2,991
Total	6,100		$3,653	$48,867	Total	6,303		$34,282	$3,934

Natural gas:					Natural gas:
Written options	973	MMBTUs	$—	$116	Purchased options	963	MMBTUs	$115	$—
Collars	14,761	MMBTUs	3,705	—	Collars	18,111	MMBTUs	—	3,046
Swaps	94,606	MMBTUs	42,231	26,055	Swaps	102,263	MMBTUs	26,043	36,855
Total	110,340		$45,936	$26,171	Total	121,337		$26,158	$39,901
Total			$49,589	$75,038	Total			$60,440	$43,835

($ and units in thousands)	December 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	36	Barrels	$—	$30	Purchased options	36	Barrels	$29	$—
Collars	3,174	Barrels	2,673	538	Collars	3,630	Barrels	677	2,815
Swaps	4,601	Barrels	6,949	5,531	Swaps	4,721	Barrels	4,516	5,215
Total	7,811		$9,622	$6,099	Total	8,387		$5,222	$8,030

Natural gas:					Natural gas:
Written options	540	MMBTUs	$—	$22	Purchased options	530	MMBTUs	$21	$—
Collars	14,277	MMBTUs	186	522	Collars	14,517	MMBTUs	471	150
Swaps	48,956	MMBTUs	30,257	35,497	Swaps	48,779	MMBTUs	35,601	30,197
Total	63,773		$30,443	$36,041	Total	63,826		$36,093	$30,347
Total			$40,065	$42,140	Total			$41,315	$38,377

Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. As of September 30, 2020, the notional quantities that cleared through CME totaled 1,506 thousand barrels of crude oil and 31,395 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $17.8 million and to the liability fair value of $6.6 million as of September 30, 2020, to a net fair value of zero. In comparison, the notional quantities that cleared through CME totaled 1,752 thousand barrels of crude oil and 6,075 thousand MMBTUs of natural gas as of December 31, 2019. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reductions to the gross derivative asset fair value of $2.9 million and to the liability fair value of $1.5 million, respectively, as of December 31, 2019, to a net asset fair value of $986 thousand.

The following table presents the net (losses) gains recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(3,013)	$(2,738)	$(15,385)	$(5,876)
Foreign exchange contracts	Foreign exchange income	5,255	5,306	14,317	15,127
Credit contracts	Interest rate contracts and other derivative income	26	(3)	(72)	44
Equity contracts	Lending fees	3,592	(442)	11,971	725
Commodity contracts	Interest rate contracts and other derivative income	34	14	(13)	(4)
Net gains		$5,894	$2,137	$10,818	$10,016

Credit Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of September 30, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $126.4 million, in which $126.3 million in cash and securities collateral was posted to cover these positions. As of December 31, 2019, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $56.4 million, which included $14.4 million in derivative assets and $70.8 million in derivative liabilities. The Company posted $56.4 million in cash and securities collateral to cover these positions as of December 31, 2019. In the event that the credit rating of East West Bank had been downgraded to below investment grade, additional minimal collateral would have been required to be posted as of September 30, 2020, and December 31, 2019.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements with central counterparties, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability, after the application of netting; therefore instances of overcollateralization are not shown:

($ in thousands)	As of September 30, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$708,610	$(104,456)	$(5,240)	$598,914	$(8,647)	$590,267
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$506,019	$(104,456)	$(97,675)	$303,888	$(262,165)	$41,723

($ in thousands)	As of December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$330,316	$(121,561)	$(3,758)	$204,997	$—	$204,997
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$256,528	$(121,561)	$(38,238)	$96,729	$(79,619)	$17,110

(1)Gross amounts recognized for derivative assets include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $695.6 million and $328.7 million, respectively, as of September 30, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $13.0 million and $1.6 million, respectively, as of September 30, 2020 and December 31, 2019.
(2)Gross amounts recognized for derivative liabilities include amounts with counterparties subject to enforceable master netting arrangements or similar agreements of $505.8 million and $256.5 million, respectively, as of September 30, 2020 and December 31, 2019, and amounts with counterparties not subject to enforceable master netting arrangements or similar agreements of $208 thousand and $20 thousand, respectively, as of September 30, 2020 and December 31, 2019.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $9.1 million and $3.8 million, respectively, as of September 30, 2020 and December 31, 2019. Of the gross cash collateral received, $5.2 million and $3.8 million were used to offset against derivative assets, respectively, as of September 30, 2020 and December 31, 2019.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $100.1 million and $43.0 million, respectively, as of September 30, 2020 and December 31, 2019. Of the gross cash collateral pledged, $97.7 million and $38.2 million were used to offset against derivative liabilities, respectively, as of September 30, 2020 and December 31, 2019.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
	Amortized Cost (1)	Non-PCI Loans (1)	PCI Loans	Total (1)
Commercial:
C&I (2)	$13,305,024	$12,149,121	$1,810	$12,150,931
CRE:
CRE	11,037,987	10,165,247	113,201	10,278,448
Multifamily residential	3,057,274	2,834,212	22,162	2,856,374
Construction and land	578,407	628,459	40	628,499
Total CRE	14,673,668	13,627,918	135,403	13,763,321
Total commercial	27,978,692	25,777,039	137,213	25,914,252
Consumer:
Residential mortgage:
Single-family residential	7,785,759	7,028,979	79,611	7,108,590
HELOCs	1,514,388	1,466,736	6,047	1,472,783
Total residential mortgage	9,300,147	8,495,715	85,658	8,581,373
Other consumer	158,290	282,914	—	282,914
Total consumer	9,458,437	8,778,629	85,658	8,864,287
Total loans held-for-investment	$37,437,129	$34,555,668	$222,871	$34,778,539
Allowance for loan losses	(618,252)	(358,287)	—	(358,287)
Loans held-for-investment, net	$36,818,877	$34,197,381	$222,871	$34,420,252

(1)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(67.0) million and $(43.2) million as of September 30, 2020 and December 31, 2019, respectively.
(2)Includes PPP loans of $1.77 billion as of September 30, 2020.

Loans held-for-investments’ accrued interest receivable was $108.1 million and $121.8 million as of September 30, 2020 and December 31, 2019, respectively. Reversal of interest income related to nonaccrual loans was approximately $1.2 million and $2.6 million during the three and nine months ended September 30, 2020, respectively. Interest income recognized on nonaccrual loans was approximately $18 thousand and $29 thousand for the three and nine months ended September 30, 2020, respectively. For the accounting policy on accrued interest receivable related to loans held-for-investment, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Loans totaling $27.06 billion and $22.43 billion as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRB and the FHLB.

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

For the Company’s internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass”, with loans risk rated 1 being fully secured by cash or U.S. government and its agencies. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating of “Special Mention”. Loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard”. Loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful”. Loans assigned a risk rating of 10 are uncollectable and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss”. The Company reviews the internal risk ratings of its loan portfolio on a regular and ongoing basis, and adjusts the ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following table summarizes the Company’s loans held-for-investment as of September 30, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	September 30, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,445,214	$1,746,325	$674,022	$361,648	$72,914	$140,094	$5,954,875	$9,735	$12,404,827
Special mention	5,466	55,742	103,052	11,576	129	2,085	234,394	—	412,444
Substandard	42,386	95,152	30,772	24,972	6,254	6,004	281,302	—	486,842
Doubtful	6	—	—	—	905	—	—	—	911
Total C&I	3,493,072	1,897,219	807,846	398,196	80,202	148,183	6,470,571	9,735	13,305,024
CRE:
Pass	1,774,436	2,718,564	2,268,952	1,260,364	784,464	1,559,165	188,182	19,065	10,573,192
Special mention	3,593	51,598	56,943	84,362	1,600	81,431	—	—	279,527
Substandard	25,431	58,561	14,289	43,895	509	42,583	—	—	185,268
Total CRE	1,803,460	2,828,723	2,340,184	1,388,621	786,573	1,683,179	188,182	19,065	11,037,987
Multifamily residential:
Pass	692,581	956,657	493,769	386,329	146,346	318,675	5,342	—	2,999,699
Special mention	—	—	—	—	24,602	986	—	—	25,588
Substandard	—	739	23,807	—	—	7,441	—	—	31,987
Total multifamily residential	692,581	957,396	517,576	386,329	170,948	327,102	5,342	—	3,057,274
Construction and land:
Pass	118,823	253,079	155,371	5,248	21,371	1,158	—	—	555,050
Substandard	3,565	—	—	—	—	19,792	—	—	23,357
Total construction and land	122,388	253,079	155,371	5,248	21,371	20,950	—	—	578,407
Total CRE	2,618,429	4,039,198	3,013,131	1,780,198	978,892	2,031,231	193,524	19,065	14,673,668
Total commercial	6,111,501	5,936,417	3,820,977	2,178,394	1,059,094	2,179,414	6,664,095	28,800	27,978,692
Consumer:
Single-family residential:
Pass	1,619,709	1,916,265	1,603,227	1,086,999	561,422	978,167	—	—	7,765,789
Special mention	—	227	347	351	324	3,474	—	—	4,723
Substandard	—	—	1,474	2,159	858	10,756	—	—	15,247
Total single-family residential mortgage	1,619,709	1,916,492	1,605,048	1,089,509	562,604	992,397	—	—	7,785,759
HELOCs:
Pass	7	454	2,823	5,993	4,666	18,891	1,260,001	208,520	1,501,355
Special mention	—	—	—	—	—	—	3	637	640
Substandard	—	—	488	4,625	1,266	2,785	—	3,229	12,393
Total HELOCs	7	454	3,311	10,618	5,932	21,676	1,260,004	212,386	1,514,388
Total residential mortgage	1,619,716	1,916,946	1,608,359	1,100,127	568,536	1,014,073	1,260,004	212,386	9,300,147
Other consumer:
Pass	18,282	3,625	34	1,838	—	84,179	47,837	—	155,795
Substandard	—	—	—	2,491	—	—	4	—	2,495
Total other consumer	18,282	3,625	34	4,329	—	84,179	47,841	—	158,290
Total consumer	1,637,998	1,920,571	1,608,393	1,104,456	568,536	1,098,252	1,307,845	212,386	9,458,437
Total	$7,749,499	$7,856,988	$5,429,370	$3,282,850	$1,627,630	$3,277,666	$7,971,940	$241,186	$37,437,129

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three and nine months ended September 30, 2020, HELOCs totaling $59.8 million and $118.2 million, respectively, were converted to term loans. One C&I revolving loan of $250 thousand was converted to a term loan during the three and nine months ended September 30, 2020 and there were no conversions of CRE revolving loans to term loans during the three and nine months ended September 30, 2020.

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

(1)Loans net of ASC 310-10 discount.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized or guaranteed by government agencies, and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following table presents the aging analysis of total loans held-for-investment as of September 30, 2020:

($ in thousands)	September 30, 2020
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,105,895	$6,024	$47,119	$53,143	$110,068	$35,918	$145,986	$13,305,024
CRE:
CRE	10,973,345	8,646	—	8,646	1,338	54,658	55,996	11,037,987
Multifamily residential	3,049,683	3,504	359	3,863	2,404	1,324	3,728	3,057,274
Construction and land	578,407	—	—	—	—	—	—	578,407
Total CRE	14,601,435	12,150	359	12,509	3,742	55,982	59,724	14,673,668
Total commercial	27,707,330	18,174	47,478	65,652	113,810	91,900	205,710	27,978,692
Consumer:
Residential mortgage:
Single-family residential	7,755,878	9,076	4,911	13,987	1,149	14,745	15,894	7,785,759
HELOCs	1,497,315	4,038	640	4,678	580	11,815	12,395	1,514,388
Total residential mortgage	9,253,193	13,114	5,551	18,665	1,729	26,560	28,289	9,300,147
Other consumer	155,120	672	3	675	—	2,495	2,495	158,290
Total consumer	9,408,313	13,786	5,554	19,340	1,729	29,055	30,784	9,458,437
Total	$37,115,643	$31,960	$53,032	$84,992	$115,539	$120,955	$236,494	$37,437,129

The following table presents amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of September 30, 2020:

($ in thousands)	September 30, 2020
Commercial:
C&I	$95,475
CRE:
CRE	54,659
Multifamily residential	2,550
Total CRE	57,209
Total commercial	152,684
Consumer:
Residential mortgage:
Single-family residential	6,014
HELOCs	8,339
Total residential mortgage	14,353
Other consumer	2,491
Total consumer	16,844
Total nonaccrual loans with no related allowance for loan losses	$169,528

The following table presents the aging analysis of non-PCI loans as of December 31, 2019:

($ in thousands)	December 31, 2019
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Non-PCI Loans
Commercial:
C&I	$12,026,131	$31,121	$17,034	$48,155	$31,084	$43,751	$74,835	$12,149,121
CRE:
CRE	10,123,999	22,830	1,977	24,807	540	15,901	16,441	10,165,247
Multifamily residential	2,832,664	198	531	729	534	285	819	2,834,212
Construction and land	628,459	—	—	—	—	—	—	628,459
Total CRE	13,585,122	23,028	2,508	25,536	1,074	16,186	17,260	13,627,918
Total commercial	25,611,253	54,149	19,542	73,691	32,158	59,937	92,095	25,777,039
Consumer:
Residential mortgage:
Single-family residential	6,993,597	15,443	5,074	20,517	1,964	12,901	14,865	7,028,979
HELOCs	1,448,930	4,273	2,791	7,064	1,448	9,294	10,742	1,466,736
Total residential mortgage	8,442,527	19,716	7,865	27,581	3,412	22,195	25,607	8,495,715
Other consumer	280,386	6	5	11	—	2,517	2,517	282,914
Total consumer	8,722,913	19,722	7,870	27,592	3,412	24,712	28,124	8,778,629
Total	$34,334,166	$73,871	$27,412	$101,283	$35,570	$84,649	$120,219	$34,555,668

PCI loans were excluded from the above aging analysis table as of December 31, 2019, as the Company elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. As of December 31, 2019, PCI loans on nonaccrual status totaled $297 thousand.

Foreclosed Assets

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $23.4 million in foreclosed assets as of September 30, 2020 compared with $1.3 million as of December 31, 2019. The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with the Consumer Finance Protection Bureau guidelines. The carrying values of consumer real estate loans that were in the process of active or suspended foreclosure were $3.5 million and $7.2 million as of September 30, 2020 and December 31, 2019, respectively. The Company has suspended certain mortgage foreclosure activities in connection with our actions to support our customers during the COVID-19 pandemic.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The Company has implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic that are not considered TDRs. For additional details related to the COVID-19 pandemic, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements.

The following tables present the additions to TDRs for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended September 30,
	2020				2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	6	$43,378	$35,568	$12,108	1	$7,933	$6,000	$2,396
CRE:
CRE	2	21,429	21,242	21	—	—	—	—
Multifamily residential	1	1,220	1,226	—	—	—	—	—
Total CRE	3	22,649	22,468	21	—	—	—	—
Total commercial	9	66,027	58,036	12,129	1	7,933	6,000	2,396
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	1	903	893	—
HELOCs	—	—	—	—	1	139	136	—
Total residential mortgage	—	—	—	—	2	1,042	1,029	—
Total consumer	—	—	—	—	2	1,042	1,029	—
Total	9	$66,027	$58,036	$12,129	3	$8,975	$7,029	$2,396

($ in thousands)	Loans Modified as TDRs During the Nine Months Ended September 30,
	2020				2019
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	11	$93,235	$79,713	$12,507	9	$85,073	$81,038	$9,231
CRE:
CRE	2	21,429	21,242	21	—	—	—	—
Multifamily residential	1	1,220	1,226	—	—	—	—	—
Total CRE	3	22,649	22,468	21	—	—	—	—
Total commercial	14	115,884	102,181	12,528	9	85,073	81,038	9,231
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	2	1,123	1,109	2
HELOCs	—	—	—	—	1	139	136	—
Total residential mortgage	—	—	—	—	3	1,262	1,245	2
Total consumer	—	—	—	—	3	1,262	1,245	2
Total	14	$115,884	$102,181	$12,528	12	$86,335	$82,283	$9,233

(1)Includes subsequent payments after modification and reflects the balance as of September 30, 2020 and 2019.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances for the three and nine months ended September 30, 2020 and 2019 by modification type:

($ in thousands)	Modification Type During the Three Months Ended September 30,
	2020				2019
	Principal (1)	Principal and Interest	Interest Deferments	Total	Principal (1)	Interest Deferments	Other	Total
Commercial:
C&I	$19,025	$—	$16,543	$35,568	$6,000	$—	$—	$6,000
CRE:
CRE	21,242	—	—	21,242	—	—	—	—
Multifamily residential	1,226	—	—	1,226	—	—	—	—
Total CRE	22,468	—	—	22,468	—	—	—	—
Total commercial	41,493	—	16,543	58,036	6,000	—	—	6,000
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	—	893	—	893
HELOCs	—	—	—	—	—	—	136	136
Total residential mortgage	—	—	—	—	—	893	136	1,029
Total consumer	—	—	—	—	—	893	136	1,029
Total	$41,493	$—	$16,543	$58,036	$6,000	$893	$136	$7,029

($ in thousands)	Modification Type During the Nine Months Ended September 30,
	2020				2019
	Principal (1)	Principal and Interest (2)	Interest Deferments	Total	Principal (1)	Interest Deferments	Other (3)	Total
Commercial:
C&I	$36,043	$10,819	$32,851	$79,713	$44,271	$—	$36,767	$81,038
CRE:
CRE	21,242	—	—	21,242	—	—	—	—
Multifamily residential	1,226	—	—	1,226	—	—	—	—
Total CRE	22,468	—	—	22,468	—	—	—	—
Total commercial	58,511	10,819	32,851	102,181	44,271	—	36,767	81,038
Consumer:
Residential mortgage:
Single-family residential	—	—	—	—	—	1,109	—	1,109
HELOCs	—	—	—	—	—	—	136	136
Total residential mortgage	—	—	—	—	—	1,109	136	1,245
Total consumer	—	—	—	—	—	1,109	136	1,245
Total	$58,511	$10,819	$32,851	$102,181	$44,271	$1,109	$36,903	$82,283

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.
(3)Includes funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following tables present information on loans for which a subsequent payment default occurred during the three and nine months ended September 30, 2020 and 2019, respectively, which had been modified as TDR within the previous 12 months of its default, and were still in default as of September 30, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended September 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	—	$—	4	$27,040
Total commercial	—	—	4	27,040
Total	—	$—	4	$27,040

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Nine Months Ended September 30,
	2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$16,309	5	$28,415
Total commercial	1	16,309	5	28,415
Total	1	$16,309	5	$28,415

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $5.0 million and $2.2 million as of September 30, 2020 and December 31, 2019, respectively.

Impaired Loans

In connection with the adoption of ASU 2016-13 on January 1, 2020, the Company no longer provides information on impaired loans. Information on non-PCI impaired loans as of December 31, 2019 is presented as follows:

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

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the three and nine months ended September 30, 2019:

($ in thousands)	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$150,063	$340	$198,024	$2,156
CRE:
CRE	28,846	114	33,329	363
Multifamily residential	5,226	58	5,856	179
Total CRE	34,072	172	39,185	542
Total commercial	184,135	512	237,209	2,698
Consumer:
Residential mortgage:
Single-family residential	23,779	124	27,758	382
HELOCs	15,382	37	19,529	93
Total residential mortgage	39,161	161	47,287	475
Other consumer	2,504	—	2,526	—
Total consumer	41,665	161	49,813	475
Total non-PCI impaired loans	$225,800	$673	$287,022	$3,173

(1)Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Loan Losses

On January 1, 2020, the Company adopted ASU 2016-13 that establishes a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. It requires the measurement of the allowance for loan losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Balance sheet information and results of operations for reporting periods beginning with January 1, 2020 are presented under ASC 326, while prior period comparisons continue to be presented under legacy GAAP.

The process of the allowance for loan losses involves procedures to consider the unique risk characteristics of the portfolio segments. For each loan portfolio segment, the expected credit losses are estimated collectively for groups of loans with similar risk characteristics. For loans that do not share similar risk characteristics, the expected credit losses are estimated individually.

Allowance for Collectively Evaluated Loans

Quantitative Component — The allowance for loan losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, as well as an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. The forward-looking information is limited to the reasonable and supportable period. These macroeconomic scenarios include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted multiple scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside and upside scenarios reflecting possible worsening or improving economic conditions. A probability-weighted average of these macroeconomic scenarios over a reasonable and supportable forecast period is incorporated into the quantitative models. If the loans’ life extends beyond the reasonable and supportable forecast period, then historical experience is considered over the remaining life of the loans in estimation of the allowance for loan losses.

Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance, if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but not limited to:

•Loan growth trends;
•The volume and severity of past due financial assets, and the volume and severity of adversely classified or rated financial assets;
•The Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices,
•Knowledge of the borrower’s operations or the borrower’s standing in the community;
•The quality of the Company’s credit review system;
•The experience, ability and depth of the Company’s management, lending staff and other relevant staff;
•The effect of other external factors such as the regulatory, legal and technological environments; and
•Actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates, including the actual and expected conditions of various market segments.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Internal risk rating; size and credit spread at origination, and time to maturity	Unemployment rate, and two and ten year treasury spread
CRE, Multifamily residential, and Construction and land	Delinquency status; maturity date; collateral value; property type, and geographic location	Unemployment rate; GDP, and U.S. Treasury rates
Single-family residential and HELOCs	FICO; delinquency status; maturity date; collateral value, and geographic location	Unemployment rate; GDP, and home price index
Other consumer	Historical loss experience	Immaterial (1)

(1)Macroeconomic variables are included in the qualitative estimate.

Management updated the macroeconomic forecast used in its credit loss estimation process as of September 30, 2020, which reflected more stabilized economic conditions as a result of an improved macroeconomic forecast, compared with June 30, 2020. The improvements in the macroeconomic forecast used in the credit loss estimation reflected improvements in gross domestic product growth and unemployment rate forecasts. The Company also considered the economic uncertainty caused by the COVID-19 pandemic, U.S. monetary and fiscal responses to the pandemic, the expected impacts of lower oil prices and deteriorating credit trends on the oil & gas portfolio, among other assumptions. For the three and nine months ended September 30, 2020, there were no changes to the reasonable and supportable forecast period, and reversion to historical loss experience method.

Allowance for Loan Losses for the Commercial Loan Portfolio — The Company’s C&I loan lifetime loss rate model estimates credit losses by estimating a loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans eight quarters, thereafter immediately reverting to the historical average loss rate, expressed implicitly through the loan-level lifetime loss rate.

For CRE loans, projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. After a reasonable and supportable period, the forecast of future economic conditions reverts to long-run historical economic trends.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio — For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. After a reasonable and supportable period, the forecast of future economic conditions reverts to long-run historical economic trends.

For other consumer loans, the Company uses a loss rate approach. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

Qualitative Allowance for Collectively Evaluated Loans — While the Company’s allowance methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. The Company may hold additional qualitative reserves that are designed to provide coverage for losses attributable to such risk. The allowance for loan losses as of September 30, 2020 also included qualitative adjustments for certain industry sectors, such as oil & gas, included as part of the C&I loan portfolio.

Allowance for Individually Assessed Loans — When a loan no longer shares similar risk characteristics with other loans, such as in the case for certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; and (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Collateral-Dependent Loans — When a loan is collateral dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2020, collateral-dependent commercial and consumer loans totaled $109.7 million and $17.6 million, respectively. The Company's commercial collateral-dependent loans were secured by real estates or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by their underlying real estates. As of September 30, 2020, the collateral value of the properties securing each of these collateral dependent loans, net of selling costs, exceeded the recorded value of the individual loans. For the three and nine months ended September 30, 2020, there were no significant changes or deterioration in the collateral securing these loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)		Three Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071
Provision for (reversal of) credit losses on loans	(a)	31,691	(8,301)	(1,916)	(8,180)	(2,692)	(637)	(76)	9,889
Gross charge-offs		(25,111)	(1,414)	—	—	—	—	(124)	(26,649)
Gross recoveries		1,218	485	665	30	—	43	—	2,441
Total net (charge-offs) recoveries		(23,893)	(929)	665	30	—	43	(124)	(24,208)
Foreign currency translation adjustment		500	—	—	—	—	—	—	500
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Three Months Ended September 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625
Provision for (reversal of) credit losses on loans	(a)	37,281	(3,213)	985	6,189	(2,877)	(326)	(160)	37,879
Gross charge-offs		(25,098)	(1,021)	—	—	(11)	—	(12)	(26,142)
Gross recoveries		1,648	1,896	42	21	60	5	7	3,679
Total net (charge-offs) recoveries		(23,450)	875	42	21	49	5	(5)	(22,463)
Foreign currency translation adjustment		(465)	—	—	—	—	—	—	(465)
Allowance for loan losses, end of period		$218,869	$37,473	$20,307	$29,171	$29,935	$5,856	$3,965	$345,576

($ in thousands)		Nine Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	130,171	46,449	7,273	828	(2,659)	(20)	(3,197)	178,845
Gross charge-offs		(57,466)	(2,688)	—	—	—	(221)	(180)	(60,555)
Gross recoveries		3,395	10,371	1,820	58	424	47	94	16,209
Total net (charge-offs) recoveries		(54,071)	7,683	1,820	58	424	(174)	(86)	(44,346)
Foreign currency translation adjustment		308	—	—	—	—	—	—	308
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Nine Months Ended September 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	78,685	(6,127)	46	8,358	(1,528)	75	(259)	79,250
Gross charge-offs		(54,087)	(1,021)	—	—	(11)	—	(40)	(55,159)
Gross recoveries		5,612	3,955	376	523	134	7	14	10,621
Total net (charge-offs) recoveries		(48,475)	2,934	376	523	123	7	(26)	(44,538)
Foreign currency translation adjustment		(458)	—	—	—	—	—	—	(458)
Allowance for loan losses, end of period		$218,869	$37,473	$20,307	$29,171	$29,935	$5,856	$3,965	$345,576

The following table summarizes the activity in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$28,972	$13,019	$11,158	$12,566
Impact of ASU 2016-13 adoption		—	—	10,457	—
Provision for credit losses on unfunded credit commitments	(b)	111	405	7,468	858
Allowance for unfunded credit commitments, end of period		$29,083	$13,424	$29,083	$13,424

Provision for credit losses	(a) + (b)	$10,000	$38,284	$186,313	$80,108

The allowance for loan losses as of September 30, 2020 was $618.3 million, an increase of $260.0 million compared with $358.3 million as of December 31, 2019. The overall increase in allowance for loan losses and the provision for credit losses of $186.3 million for the nine months ended September 30, 2020 were primarily driven by the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic. In addition, the adoption of ASU 2016-13 increased the allowance for loan losses by $125.2 million on January 1, 2020. For the three months ended September 30, 2020, the provision for loan losses was $10.0 million, largely reflecting the improvement in the macroeconomic conditions and outlook as compared to June 30, 2020.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

The following table presents the Company’s allowance for loan losses and recorded investments by portfolio segments and impairment methodology as of December 31, 2019. This table is no longer presented after December 31, 2019, given the adoption of ASU 2016-13 on January 1, 2020, which has a single impairment methodology.

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

(1)Loans net of ASC 310-10 discount.

Purchased Credit-Deteriorated Loans

On January 1, 2020, the amortized cost basis of PCD loans was adjusted to reflect the $1.2 million of allowance for loan losses. For the three and nine months ended September 30, 2020, the Company did not acquire any PCD loans. For information on PCD loans, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the changes in the accretable yield on PCI loans for the three and nine months ended September 30, 2019:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Accretable yield for PCI loans, beginning of period	$64,053	$74,870
Accretion	(6,198)	(18,205)
Changes in expected cash flows	(934)	256
Accretable yield for PCI loans, end of period	$56,921	$56,921

Loans Held-for-Sale

As of September 30, 2020 and December 31, 2019, loans held-for-sale of $4.1 million and $434 thousand, respectively, consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold, and loans transferred from held-for-investment to held-for-sale at the lower of cost or fair value during the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$89,394	$—	$—	$—	$—	$89,394
Sales (2)(3)(4)	$92,237	$—	$—	$—	$31,847	$124,084
Purchases	$—	$—	$838	$—	$17,294	$18,132

($ in thousands)	Three Months Ended September 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$34,071	$14,969	$—	$—	$—	$49,040
Sales (2)(3)(4)	$37,986	$14,969	$—	$—	$2,708	$55,663
Purchases (5)	$38,047	$—	$1,350	$—	$29,568	$68,965

($ in thousands)	Nine Months Ended September 30, 2020
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$246,052	$7,250	$—	$—	$—	$253,302
Sales (2)(3)(4)	$248,895	$7,250	$—	$—	$50,197	$306,342
Purchases (5)	$143,086	$—	$2,358	$—	$18,378	$163,822

($ in thousands)	Nine Months Ended September 30, 2019
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$189,237	$31,624	$—	$1,573	$—	$222,434
Sales (2)(3)(4)	$189,663	$31,624	$—	$1,573	$6,322	$229,182
Purchases (5)	$304,341	$—	$7,302	$—	$83,607	$395,250

(1)The Company recorded write-downs of $2.8 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for each of the three and nine months ended September 30, 2020, and $36 thousand and $426 thousand for the same periods in 2019, respectively.
(2)Includes originated loans sold of $112.3 million and $294.6 million for the three and nine months ended September 30, 2020, respectively, and $47.8 million and $180.0 million for the same periods in 2019, respectively. Originated loans sold consist primarily of C&I and single-family residential loans during the three and nine months ended September 30, 2020. In comparison, originated loans sold consist primarily of C&I loans for the same periods in 2019.
(3)Includes purchased loans of $11.8 million sold in the secondary market for each of the three and nine months ended September 30, 2020, and $7.9 million and $49.2 million for the same periods in 2019, respectively.
(4)Net gains on sales of loans were $361 thousand and $1.4 million for the three and nine months ended September 30, 2020, respectively, and $2.0 million and $3.0 million for the same periods in 2019, respectively.
(5)C&I loan purchases comprised primarily of syndicated C&I term loans.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Investments in qualified affordable housing partnerships, net	$192,913	$207,037
Accrued expenses and other liabilities — Unfunded commitments	$58,695	$80,294

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tax credits and other tax benefits recognized	$11,402	$11,539	$34,205	$34,871
Amortization expense included in income tax expense	$8,975	$8,452	$26,507	$27,006

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Investments in tax credit and other investments, net	$254,512	$254,140
Accrued expenses and other liabilities — Unfunded commitments	$107,583	$113,515

Amortization of tax credit and other investments was $12.3 million and $54.4 million, respectively, for the three and nine months ended September 30, 2020, as compared with $16.8 million and $58.5 million, respectively, for the same periods in 2019.

There were no OTTI charges recorded on the Company’s investments in tax credits and other investments, net, during the three months ended September 30, 2020, while $1.7 million in OTTI charges were recorded during the three months ended September 30, 2019. The Company recorded $474 thousand and $11.6 million in OTTI charges for the nine months ended September 30, 2020 and 2019, respectively. The higher OTTI charges recorded during the nine months ended September 30, 2019 primarily included $7.0 million in OTTI charges related to the Company’s investment in DC Solar.

Included in Investments in tax credit and other investments, net, on the Consolidated Balance Sheet were equity securities with readily determinable fair values of $31.3 million and $31.7 million, as of September 30, 2020 and December 31, 2019, respectively. These equity securities were CRA investments measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $55 thousand and $813 thousand during the three and nine months ended September 30, 2020, respectively, and unrealized gains of $188 thousand and $955 thousand, respectively, for the same periods in 2019.

Included in Other Assets, on the Consolidated Balance Sheet were equity securities without readily determinable fair values totaling $18.8 million and $19.1 million as of September 30, 2020 and December 31, 2019, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three and nine months ended September 30, 2020 and 2019, there were no adjustments made to these securities.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation, wind and solar projects, of which the majority of such investments are variable interest entities (“VIEs”). As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing member’s ability to manage the entity, which is indicative of power over them. The Company’s maximum exposure to loss in connection with these partnerships consist of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. The Company is the servicer of multifamily residential loans it securitized in 2016. Because the Company does not have the power or hold a variable interest that could potentially be significant to this VIE, the multifamily securitization entity is not consolidated. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company serves as the collateral manager of a CLO that closed in the fourth quarter of 2019 and has retained substantially all of the investment grade-rated securities issued by the CLO. In accordance with GAAP, the Company does not consolidate the CLO as it does not hold interests that could potentially be significant to the CLO. The Company’s maximum exposure to loss from the CLO is equal to the carrying amount of the retained securities, which was $283.4 million and $284.7 million as of September 30, 2020 and December 31, 2019, respectively.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both September 30, 2020 and December 31, 2019. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. The Company assesses goodwill for impairment at the reporting unit level, equivalent to the same level as the Company’s business segments. This assessment is performed on an annual basis as of December 31 each year, or more frequently if events or circumstances, such as adverse changes in the economic or business environment, indicate there may be impairment. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 15 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2020. The following table presents changes in the carrying amount of goodwill by reporting unit during the nine months ended September 30, 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of East West Markets, LLC	—	150	150
Ending balance, September 30, 2019	$353,321	$112,376	$465,697

Impairment Analysis

The Company performed its annual impairment analysis as of December 31, 2019, and concluded that there was no goodwill impairment as the fair value of all reporting units exceeded the carrying amount of each respective reporting unit. Given the economic and market deterioration as a result of the COVID-19 pandemic and public health response to contain it, the Company performed a goodwill impairment analysis as of March 31, 2020, and concluded that no impairment was warranted: the fair value of all reporting units exceeded the carrying amount of the respective reporting units. As of September 30, 2020, while there continued to be uncertainty about the duration of the COVID-19 pandemic, and its impact on the economic recovery, the Company did not note further stress to adverse macroeconomic and market conditions, deterioration of the Company’s financial performance, or any other significant events that would negatively impact the fair value of its reporting units as of September 30, 2020. Based on this, the Company concluded that there was no goodwill impairment. Refer to Note 9 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2019 Form 10-K for additional details related to the Company’s annual goodwill impairment analysis.

Core Deposit Intangibles

Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in various acquisitions and are included in Other assets on the Consolidated Balance Sheet. These intangibles are tested for impairment on an annual basis, or more frequently as events occur or current circumstances and conditions warrant. There were no impairment write-downs of the core deposit intangibles for each of the three and nine months ended September 30, 2020 and 2019.

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(78,899)	(76,088)
Net carrying balance (1)	$7,200	$10,011

(1)Excludes fully amortized core deposit intangible assets.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $927 thousand and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $2.8 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of September 30, 2020:

($ in thousands)	Amount
Remainder of 2020	$823
2021	2,749
2022	1,865
2023	1,199
2024	553
Thereafter	11
Total	$7,200

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

The following table presents the Company’s credit-related commitments as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
Loan commitments	$5,451,060	$5,330,211
Commercial letters of credit and SBLCs	$2,118,278	$1,860,414

Loan commitments are agreements to lend to customers provided there are no violations of any conditions established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of September 30, 2020, total letters of credit of $2.12 billion consisted of SBLCs of $2.05 billion and commercial letters of credit of $72.3 million. As of December 31, 2019, total letters of credit of $1.86 billion were comprised of SBLCs of $1.81 billion and commercial letters of credit of $48.5 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $29.0 million as of September 30, 2020, and $11.1 million as of December 31, 2019.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of September 30, 2020 and December 31, 2019:

($ in thousands)	Maximum Potential Future Payments		Carrying Value
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Single-family residential loans sold or securitized with recourse	$11,069	$12,578	$11,069	$12,578
Multifamily residential loans sold or securitized with recourse	15,677	15,892	27,589	40,708
Total	$26,746	$28,470	$38,658	$53,286

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $76 thousand as of both September 30, 2020 and December 31, 2019. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of September 30, 2020 and December 31, 2019, these commitments were $166.3 million and $193.8 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Revenue from Contracts with Customers

The following tables present revenue from contracts with customers within the scope of ASC 606, Revenue from Contracts with Customers, and other noninterest income, segregated by operating segments for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$6,995	$4,539	$7	$11,541
Card income	848	184	—	1,032
Wealth management fees	4,553	—	—	4,553
Total revenue from contracts with customers	$12,396	$4,723	$7	$17,126
Other sources of noninterest income (1)	5,030	24,261	3,163	32,454
Total noninterest income	$17,426	$28,984	$3,170	$49,580

($ in thousands)	Three Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$5,345	$3,434	$9	$8,788
Card income	796	145	—	941
Wealth management fees	4,644	197	—	4,841
Total revenue from contracts with customers	$10,785	$3,776	$9	$14,570
Other sources of noninterest income (1)	4,318	29,955	2,631	36,904
Total noninterest income	$15,103	$33,731	$2,640	$51,474

($ in thousands)	Nine Months Ended September 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$18,705	$12,242	$54	$31,001
Card income	2,385	506	—	2,891
Wealth management fees	12,257	740	—	12,997
Total revenue from contracts with customers	$33,347	$13,488	$54	$46,889
Other sources of noninterest income (1)	14,424	81,839	19,114	115,377
Total noninterest income	$47,771	$95,327	$19,168	$162,266

($ in thousands)	Nine Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Noninterest income:
Revenue from contracts with customers:
Deposit account fees:
Deposit service charges and related fee income	$15,975	$10,007	$35	$26,017
Card income	2,303	484	—	2,787
Wealth management fees	11,877	538	—	12,415
Total revenue from contracts with customers	$30,155	$11,029	$35	$41,219
Other sources of noninterest income (1)	13,223	80,902	11,020	105,145
Total noninterest income	$43,378	$91,931	$11,055	$146,364

(1)Primarily represents revenue from contracts with customers that are out of the scope of ASC 606, Revenue from Contracts with Customers.

Generally, the Company recognizes revenue from contracts with customers when it satisfies its performance obligations. The Company’s performance obligations are typically satisfied as services are rendered. The Company generally records contract liabilities, or deferred revenue, when payments from customers are received or due in advance of providing services. The Company records contract assets when services are provided to customers before payment is received or before payment is due. Since the Company receives payments for its services during the period or at the time services are provided, there were no contract assets or contract liabilities as of both September 30, 2020 and December 31, 2019.

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

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of both September 30, 2020 and December 31, 2019.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock compensation costs	$7,921	$7,487	$22,201	$23,012
Related net tax (deficiencies) benefits for stock compensation plans	$(14)	$15	$(1,589)	$4,723

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably after three years or cliff vest after three or five years of continued employment from the date of the grant, and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs will be settled in cash. RSUs entitle the recipient to receive cash dividend equivalents to any dividends paid on the underlying common stock during the period RSUs are outstanding. The dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals referred to as “performance-based RSUs.” Substantially all RSUs are subject to forfeiture until vested unless otherwise specified in the employment terms.

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest can be adjusted to a minimum of 0% and to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period, and is then added together as the total number of performance shares to vest. Performance-based RSUs cliff vest three years from the date of each grant.

Compensation costs for the time-based awards that will be settled in shares of the Company’s common stock are based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. Compensation costs associated with performance-based RSUs are based on grant date fair value which considers both market and performance conditions, and is subject to subsequent adjustments based on the changes in the Company’s projected outcome of the performance criteria. Compensation costs of both time-based and performance-based awards are estimated based on awards ultimately expected to vest, and recognized on a straight-line basis from the grant date until the vesting date of each grant.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the nine months ended September 30, 2020. The number of outstanding performance-based RSUs stated below assumes the associated performance targets will be met at the target level.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2020	1,139,868	$57.78	386,483	$60.13
Granted	657,593	40.51	165,084	39.79
Vested	(253,726)	54.49	(131,597)	56.59
Forfeited	(144,944)	53.32	—	—
Outstanding, September 30, 2020	1,398,791	$50.72	419,970	$53.24

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the nine months ended September 30, 2020:

Shares
Outstanding, January 1, 2020	11,638
Granted	11,215
Vested	—
Forfeited	(764)
Outstanding, September 30, 2020	22,089

As of September 30, 2020, there were $26.4 million and $16.8 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 1.87 years and 1.88 years, respectively.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2020 and 2019. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Net income	$159,537	$171,416	$403,713	$485,820
Basic weighted-average number of shares outstanding	141,498	145,559	142,595	145,455
Basic EPS	$1.13	$1.18	$2.83	$3.34
Diluted:
Net income	$159,537	$171,416	$403,713	$485,820
Basic weighted-average number of shares outstanding (1)	141,498	145,559	142,595	145,455
Diluted potential common shares (2)	545	561	487	633
Diluted weighted-average number of shares outstanding (1)(2)	142,043	146,120	143,082	146,088
Diluted EPS	$1.12	$1.17	$2.82	$3.33

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
(2)Includes dilutive shares from RSUs for the three and nine months ended September 30, 2020 and 2019.

For the three and nine months ended September 30, 2020, 124 thousand and 123 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 564 thousand and 277 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and nine months ended September 30, 2019.

Stock Repurchase Program — On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. For the three months ended September 30, 2020, there were no share repurchases. For the nine months ended September 30, 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2019.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, July 1, 2019	$5,217	$—	$(15,189)	$(9,972)
Net unrealized gains (losses) arising during the period	11,904	—	(2,858)	9,046
Amounts reclassified from AOCI	(41)	—	—	(41)
Changes, net of tax	11,863	—	(2,858)	9,005
Balance, September 30, 2019	$17,080	$—	$(18,047)	$(967)
Balance, July 1, 2020	$42,850	$(1,333)	$(18,383)	$23,134
Net unrealized gains (losses) arising during the period	5,126	25	5,459	10,610
Amounts reclassified from AOCI	(492)	62	—	(430)
Changes, net of tax	4,634	87	5,459	10,180
Balance, September 30, 2020	$47,484	$(1,246)	$(12,924)	$33,314

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2019	$(45,821)	$—	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	65,061	—	(5,694)	59,367
Amounts reclassified from AOCI	(2,160)	—	—	(2,160)
Changes, net of tax	62,901	—	(5,694)	57,207
Balance, September 30, 2019	$17,080	$—	$(18,047)	$(967)
Balance, January 1, 2020	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	58,262	(1,038)	3,065	60,289
Amounts reclassified from AOCI	(8,359)	(208)	—	(8,567)
Changes, net of tax	49,903	(1,246)	3,065	51,722
Balance, September 30, 2020	$47,484	$(1,246)	$(12,924)	$33,314

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Three Months Ended September 30,
	2020			2019
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$7,304	$(2,178)	$5,126	$16,900	$(4,996)	$11,904
Net realized (gains) reclassified into net income (1)	(698)	206	(492)	(58)	17	(41)
Net change	6,606	(1,972)	4,634	16,842	(4,979)	11,863
Cash flow hedges
Net unrealized gains arising during the period	34	(9)	25	—	—	—
Net realized losses reclassified into net income (2)	87	(25)	62	—	—	—
Net change	121	(34)	87	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	4,419	1,040	5,459	(1,618)	(1,240)	(2,858)
Net change	4,419	1,040	5,459	(1,618)	(1,240)	(2,858)
Other comprehensive income (loss)	$11,146	$(966)	$10,180	$15,224	$(6,219)	$9,005

($ in thousands)	Nine Months Ended September 30,
	2020			2019
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$82,767	$(24,505)	$58,262	$92,369	$(27,308)	$65,061
Net realized (gains) reclassified into net income (1)	(11,867)	3,508	(8,359)	(3,066)	906	(2,160)
Net change	70,900	(20,997)	49,903	89,303	(26,402)	62,901
Cash flow hedges
Net unrealized (losses) arising during the period	(1,449)	411	(1,038)	—	—	—
Net realized (gains) reclassified into net income (2)	(290)	82	(208)	—	—	—
Net change	(1,739)	493	(1,246)	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	2,274	791	3,065	(1,427)	(4,267)	(5,694)
Net change	2,274	791	3,065	(1,427)	(4,267)	(5,694)
Other comprehensive income (loss)	$71,435	$(19,713)	$51,722	$87,876	$(30,669)	$57,207

(1)For the three and nine months ended September 30, 2020 and 2019, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the three and nine months ended September 30, 2020 and 2019, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenues and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are booked to the segment directly associated with the loans charged off, and the provision for credit losses is booked to segments based on related loans for which allowances are evaluated. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

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

The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate using the short-term FHLB rate as a reference rate for the FTP credits paid for deposits in the event of flattened and inverted yield curves in the market. The process is effective in the current market conditions as of September 30, 2020. Effective January 1, 2020, in connection with the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), the provision for credit losses is booked by segment based on segment loans against which an allowance is recorded instead of being allocated to segments based on loan volume.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2020 and 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2020
Net interest income before (reversal of) provision for credit losses	$120,969	$162,884	$40,277	$324,130
(Reversal of) provision for credit losses	(3,470)	13,470	—	10,000
Noninterest income	17,426	28,984	3,170	49,580
Noninterest expense	81,419	61,863	24,368	167,650
Segment income before income taxes	60,446	116,535	19,079	196,060
Segment net income	$43,310	$83,340	$32,887	$159,537
As of September 30, 2020
Segment assets	$12,838,625	$26,526,173	$11,006,679	$50,371,477

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2019
Net interest income before provision for credit losses	$170,183	$166,106	$33,518	$369,807
Provision for credit losses	4,251	34,033	—	38,284
Noninterest income	15,103	33,731	2,640	51,474
Noninterest expense	86,489	62,246	27,895	176,630
Segment income before income taxes	94,546	103,558	8,263	206,367
Segment net income	$67,592	$74,111	$29,713	$171,416
As of September 30, 2019
Segment assets	$11,277,171	$24,885,849	$7,111,639	$43,274,659

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2020
Net interest income before provision for credit losses	$398,486	$530,181	$101,945	$1,030,612
Provision for credit losses	9,908	176,405	—	186,313
Noninterest income	47,771	95,327	19,168	162,266
Noninterest expense	248,547	196,889	88,786	534,222
Segment income before income taxes	187,802	252,214	32,327	472,343
Segment net income	$134,563	$180,649	$88,501	$403,713
As of September 30, 2020
Segment assets	$12,838,625	$26,526,173	$11,006,679	$50,371,477

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2019
Net interest income before provision for credit losses	$536,153	$477,755	$85,686	$1,099,594
Provision for credit losses	8,880	71,228	—	80,108
Noninterest income	43,378	91,931	11,055	146,364
Noninterest expense	258,051	200,093	83,071	541,215
Segment income before income taxes	312,600	298,365	13,670	624,635
Segment net income	$223,478	$213,331	$49,011	$485,820
As of September 30, 2019
Segment assets	$11,277,171	$24,885,849	$7,111,639	$43,274,659

Note 16 — Subsequent Events

On October 22, 2020, the Company’s Board of Directors declared fourth quarter 2020 cash dividends for the Company’s common stock. The common stock cash dividend of $0.275 per share is payable on November 16, 2020 to stockholders of record as of November 2, 2020.

The Company repaid in full $1.43 billion of the Paycheck Protection Program Liquidity Facility borrowings in October 2020.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Asian-American community. Through over 125 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of September 30, 2020, the Company had $50.37 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2019 Form 10-K.

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

Coronavirus Disease 2019 Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic has caused significant, unprecedented disruption around the world, as well as economic and financial market deterioration, which did not exist at the beginning of 2020. The recession resulting from government-mandated closures of certain businesses and “stay-at-home” orders has significantly impacted businesses, investments in those businesses and consumer spending, and heightened volatility in the global financial markets. These economic and operating conditions caused by the COVID-19 pandemic have created financial difficulties for many of the Company’s commercial and consumer customers. As a result, some borrowers may not be able to satisfy their obligations to us. As many of the Company’s loans are secured by real estate, a potential decline in the real estate markets could also negatively impact the Company’s business, financial condition and the credit quality of the Company’s loan portfolio. As we look forward, the trajectory of the economic recovery remains unclear as the negative impact of the COVID-19 pandemic continues, and further fiscal stimulus remains uncertain. With the substantial increase in provision for credit losses on loans that the Company recorded during the first half of 2020 and the improved macroeconomic forecast for the third quarter of 2020, the Company was in a position to provide a smaller provision for credit losses on loans during the third quarter of 2020.

Regulatory Developments Relating to the COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security Act — The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to address the economic impact to individuals and businesses as a result of the COVID-19 pandemic. As part of the CARES Act, various initiatives to protect individuals, businesses and local economies have been established in an effort to lessen the impact of the COVID-19 pandemic on consumers and businesses. These initiatives included extended unemployment benefits, mortgage forbearance, the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and the Main Street Lending Program.

As part of our commitment to support our customers, the Bank participated as a lender in the PPP. As of September 30, 2020, the Company funded over 7,400 SBA 7(a) PPP loans with an outstanding loan balance of $1.77 billion. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will make payments to the Bank for the forgiven amounts. These loans are included in our commercial and industrial (“C&I”) portfolio, have an interest rate of 1%. The substantial majority of the PPP loans in our portfolio have a maturity of two years. The Board of Governors of the Federal Reserve System (“Federal Reserve”) established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to enable Federal Reserve Banks (“FRB”) to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. As of September 30, 2020, we had drawn down $1.43 billion from the Federal Reserve PPPLF and pledged the same amount in PPP loans as collateral. During the month of October 2020, we paid down this amount in full. On June 22, 2020, the FDIC issued a final rule to remove the effect of participation in the PPP and borrowings under the PPPLF from the various risk measures used to calculate an insured depository institution’s assessment rate. The Bank is also a participating lender in the Main Street Lending Program, which was established by the Federal Reserve, to support lending to small- and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.

The CARES Act requires mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrowers experience financial hardship due to the COVID-19 pandemic.

Loan Modifications — The CARES Act also includes an option for financial institutions to suspend the U.S. generally accepted accounting principles (“GAAP”) requirements and regulatory determinations for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a troubled debt restructuring (“TDR”) from March 1, 2020, through the earlier of 60 days after the date of the COVID-19 National Emergency comes to an end or December 31, 2020. On April 7, 2020, the federal banking regulators issued the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”). The Interagency Statement also provides financial institutions the option to suspend the application of the TDR accounting guidance for short-term modifications (i.e., six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current at the time of modification. Given that nonaccrual loans are more heavily risk-weighted for capital purposes, this TDR relief allows a capital benefit in the form of reduced risk-weighted assets since the aging of such loans was frozen at the time of modification. We grant loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance. For a summary of the loans that we have modified in response to the COVID-19 pandemic, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Risk Management — Credit Risk Management in this Quarterly Report on Form 10-Q (“this Form 10-Q”).

Regulatory Capital — On March 31, 2020, the U.S. federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of current expected credit losses (“CECL”) on regulatory capital for two years, followed by a three-year transition period (“CECL Capital Transition”). The Company elected to apply the CECL Capital Transition during the first quarter of 2020. In addition, the CARES Act requires PPP loans to be assigned a zero percent risk weight under the federal banking agencies’ risk-based capital rules.

Reserve Requirements — On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses.

Our Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, we have been working diligently to protect employee safety while continuing to carry out our role as a provider of critical and essential services to the public. We have taken comprehensive steps to help our employees and customers as follows:

•Employees:
For employees with jobs that are required to be performed on-site, we have taken significant actions to ensure employee safety by providing personal protection equipment, adopting social distancing measures, placing visual safety reminders related to social distancing, implementing an enhanced cleaning program, installing plexiglass panels, requiring temperature screenings and the wearing of masks for all employees physically at on-site locations.

•Customers:
We offered assistance to our commercial, consumer and small business clients affected by the COVID-19 pandemic through payment deferrals, suspension of foreclosures on certain residential mortgage loans, and participation in the SBA PPP and the Main Street Lending Programs. We intend to evaluate participation in additional new government-sponsored programs, as they are established.

Due to the uncertainty of the full magnitude and duration of the business and economic impact from the public health efforts to contain and combat the spread of the COVID-19 pandemic, the Company has been continuously and closely monitoring any impacts on the Company’s business and its loan portfolio. Thus far, the impact of the COVID-19 pandemic on our financial condition and operations has been manageable. Although current economic indicators are weak, business activity is gradually resuming compared to the first half of 2020. However, given the unprecedented scale and global nature of the pandemic, we could experience material declines in revenues, profitability and/or cash flows in the near future, compared to the corresponding prior-year periods and compared to our expectations at the beginning of the 2020 fiscal year.

During this volatile time, we have maintained strong capital ratios and liquidity. Our return on average assets and return on average equity was 1.13% and 10.73%, respectively, for the first nine months of 2020. The greatest impact of the COVID-19 pandemic on our financial condition has been in the increase of the provision for credit losses and the allowance for loan losses. We recorded a provision for credit losses of $186.3 million through an allowance for loan losses during the first nine months of 2020, bringing the allowance for loan losses to $618.3 million as of September 30, 2020, equivalent to an allowance for loan losses to loans held-for-investment ratio of 1.65%.

For additional information, see Item 2. MD&A — Risk Management — Credit Risk Management and — Liquidity Risk Management, and — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided below under Part II, Item 1A — Risk Factors in this Form 10-Q.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended			Nine Months Ended
	September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Summary of operations:
Interest and dividend income (1)	$365,728	$398,776	$476,912	$1,213,694	$1,415,067
Interest expense	41,598	55,001	107,105	183,082	315,473
Net interest income before provision for credit losses	324,130	343,775	369,807	1,030,612	1,099,594
Provision for credit losses	10,000	102,443	38,284	186,313	80,108
Net interest income after provision for credit losses	314,130	241,332	331,523	844,299	1,019,486
Noninterest income	49,580	58,637	51,474	162,266	146,364
Noninterest expense (2)	167,650	187,696	176,630	534,222	541,215
Income before income taxes	196,060	112,273	206,367	472,343	624,635
Income tax expense (3)	36,523	12,921	34,951	68,630	138,815
Net income (1)(2)(3)	$159,537	$99,352	$171,416	$403,713	$485,820
Per common share:
Basic earnings	$1.13	$0.70	$1.18	$2.83	$3.34
Diluted earnings	$1.12	$0.70	$1.17	$2.82	$3.33
Dividends declared	$0.28	$0.28	$0.28	$0.83	$0.78
Book value	$36.22	$35.25	$33.54	$36.22	$33.54
Non-GAAP tangible common equity per share (4)	$32.85	$31.86	$30.22	$32.85	$30.22
Weighted-average number of shares outstanding:
Basic	141,498	141,486	145,559	142,595	145,455
Diluted	142,043	141,827	146,120	143,082	146,088
Common shares outstanding at period-end	141,507	141,486	145,568	141,507	145,568
At period end:
Total assets	$50,371,477	$49,407,593	$43,274,659	$50,371,477	$43,274,659
Total loans (5)	$37,441,277	$37,233,287	$34,025,270	$37,441,277	$34,025,270
Available-for-sale (“AFS”) debt securities	$4,539,160	$3,884,574	$3,284,034	$4,539,160	$3,284,034
Total deposits	$41,680,555	$40,672,678	$36,659,526	$41,680,555	$36,659,526
Long-term debt and finance lease liabilities (6)	$1,579,317	$1,580,442	$152,390	$1,579,317	$152,390
Federal Home Loan Bank (“FHLB”) advances	$657,185	$656,759	$745,494	$657,185	$745,494
Stockholders’ equity (7)	$5,126,106	$4,987,243	$4,882,664	$5,126,106	$4,882,664
Non-GAAP tangible common equity (4)	$4,648,040	$4,508,056	$4,399,532	$4,648,040	$4,399,532
Head count (full-time equivalent)	3,208	3,249	3,282	3,208	3,282
Performance metrics:
Return on average assets (“ROA”)	1.26%	0.83%	1.58%	1.13%	1.55%
Return on average equity (“ROE”)	12.50%	8.02%	14.06%	10.73%	13.86%
Net interest margin	2.72%	3.04%	3.59%	3.05%	3.70%
Efficiency ratio (8)	44.86%	46.64%	41.93%	44.78%	43.44%
Non-GAAP efficiency ratio (4)	41.33%	38.09%	37.66%	39.26%	38.47%
Credit quality metrics:
Allowance for loan losses (7)	$618,252	$632,071	$345,576	$618,252	$345,576
Allowance for loan losses (7) to loans held-for-investment	1.65%	1.70%	1.02%	1.65%	1.02%
Nonperforming assets to total assets	0.52%	0.41%	0.31%	0.52%	0.31%
Annualized net charge-offs to average loans held-for-investment	0.26%	0.21%	0.26%	0.16%	0.18%
Selected metrics:
Total average equity to total average assets	10.11%	10.33%	11.22%	10.53%	11.21%
Common dividend payout ratio	24.74%	39.72%	23.62%	29.58%	23.63%
Loan-to-deposit ratio	89.83%	91.54%	92.81%	89.83%	92.81%
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.8%	12.7%	12.8%	12.8%	12.8%
Tier 1 capital	12.8%	12.7%	12.8%	12.8%	12.8%
Total capital	14.5%	14.4%	14.2%	14.5%	14.2%
Tier 1 leverage capital	9.8%	9.7%	10.3%	9.8%	10.3%

(1)Includes $7.8 million and $21.3 million of interest income related to PPP loans for the third quarter and second quarter of 2020, respectively.
(2)Includes $8.7 million of securities sold under repurchase agreements’ (“repurchase agreements”) extinguishment cost for the second quarter of 2020.
(3)Includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to the DC Solar tax credit investments (“DC Solar”) during the second quarter of 2019.
(4)For a discussion of non-GAAP tangible common equity, non-GAAP tangible common equity per share and non-GAAP efficiency ratio, refer to Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(5)Includes $1.77 billion and $1.75 billion of PPP loans as of September 30 and June 30, 2020, respectively.
(6)Includes $1.43 billion of advances from the PPPLF as of both September 30 and June 30, 2020.
(7)On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded $125.2 million increase to allowance for loan losses and $98.0 million after-tax decrease to opening retained earnings as of January 1, 2020.
(8)The efficiency ratio is noninterest expense divided by total revenue (net interest income before provision for credit losses and noninterest income).

Financial Review

Noteworthy items about the Company’s performance for the third quarter and first nine months of 2020 included:

•Earnings: Third quarter 2020 net income was $159.5 million with diluted earnings per share (“EPS”) of $1.12, compared with third quarter 2019 net income of $171.4 million with diluted EPS of $1.17, a decrease of $11.9 million or 7% in net income, and 4% in EPS. The decrease in net income was primarily due to lower net interest income, driven by materially lower interest rates, partially offset by less provision for credit losses in the third quarter of 2020. Net income for the first nine months of 2020 was $403.7 million with diluted EPS of $2.82, compared with net income of $485.8 million with diluted EPS of $3.33 for the first nine months of 2019, a decrease of $82.1 million or 17% in net income, and 15% in EPS. This decrease was primarily due to higher provision for credit losses resulting from the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic and the adoption of CECL methodology, and lower net interest income driven by significantly lower interest rates, partially offset by a decrease in income tax expense. Provision for credit losses of $186.3 million for the first nine months of 2020 increased by 133% compared with the same period a year ago.

•Adjusted Earnings: There were no adjustments for non-recurring items during the third quarter and the first nine months of 2020, and during the third quarter of 2019, which affected non-GAAP net income and diluted EPS. The Company recorded a $7.0 million pre-tax impairment charge and reversed $30.1 million of certain previously claimed tax credits related to the DC Solar during the first and second quarters of 2019. Refer to reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. Adjusting for these non-recurring items, non-GAAP net income and non-GAAP diluted EPS for the first nine months of 2019 were $520.8 million and $3.57, respectively.

•Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $373.7 million for the third quarter of 2020, compared with $421.3 million for the third quarter of 2019, a decrease of $47.6 million or 11%. This decrease was primarily due to lower net interest income, driven by significantly lower interest rates. Revenue for the first nine months of 2020 was $1.19 billion, compared with $1.25 billion for the first nine months of 2019, a decrease of $53.1 million or 4%. This decrease was primarily due to lower net interest income, partially offset by an increase in noninterest income.

•Net Interest Income and Net Interest Margin: Third quarter of 2020 net interest income was $324.1 million, a decrease of $45.7 million or 12%, compared with third quarter of 2019 net interest income of $369.8 million. Third quarter of 2020 net interest margin was 2.72%, an 87 basis point decrease from 3.59% for the third quarter of 2019. Net interest income for the first nine months of 2020 was $1.03 billion, compared with $1.10 billion for the first nine months of 2019, a decrease of $69.0 million or 6%. Net interest margin was 3.05% for the first nine months of 2020, a decrease of 65 basis points from 3.70% for the first nine months of 2019. The decreases in the net interest income and net interest margin reflected significantly lower interest rates year-over-year, including a cumulative 175 basis point reduction in the federal funds rate since September 30, 2019.

•Operating Efficiency: Efficiency ratio, calculated as noninterest expense divided by revenue, was 44.86% and 41.93% for the third quarter of 2020 and 2019, respectively. The efficiency ratio was 44.78% for the first nine months of 2020, compared with 43.44% for the first nine months of 2019. Non-GAAP efficiency ratio, adjusted for the amortization of tax credit and other investments, amortization of core deposit intangibles, and repurchase agreements’ extinguishment cost (where applicable), was 41.33% for the third quarter of 2020, a 367 basis point increase from 37.66% for the third quarter of 2019. For the first nine months of 2020, non-GAAP efficiency ratio was 39.26%, a 79 basis point increase from 38.47% for the first nine months of 2019. The year-over-year increase in the efficiency ratios primarily reflects decreased revenue. For additional detail, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Tax: Income tax expense was $36.5 million and the effective tax rate was 18.6% for the third quarter of 2020, compared with income tax expense of $35.0 million and an effective tax rate of 16.9% for the third quarter of 2019. Income tax expense was $68.6 million and the effective tax rate was 14.5% for the first nine months of 2020, compared with income tax expense of $138.8 million and an effective tax rate of 22.2% for the first nine months of 2019. Tax expense for the first nine months of 2019 included a reversal of $30.1 million of certain previously claimed tax credits related to DC Solar.

•Profitability: ROA for the third quarter of 2020 and 2019 was 1.26% and 1.58%, respectively. ROA for the first nine months of 2020 and 2019 was 1.13% and 1.55%, respectively. ROE for the third quarter of 2020 and 2019 was 12.50% and 14.06%, respectively. ROE for the first nine months of 2020 and 2019 was 10.73% and 13.86%, respectively. There were no adjustments for non-recurring items during the third quarter of 2020 and 2019 and during the first nine months of 2020 that affected non-GAAP ROA and non-GAAP ROE. Adjusted for the non-recurring items related to DC Solar which occurred in the first half of 2019, non-GAAP ROA and non-GAAP ROE for the first nine months of 2019 were 1.67% and 14.85%, respectively. For additional detail, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Loans: Total loans were $37.44 billion as of September 30, 2020, an increase of $2.66 billion or 8% from $34.78 billion as of December 31, 2019. Loan growth was well-diversified across each of the Company’s major loan portfolios, with growth from C&I, which was driven by PPP loan funding, commercial real estate (“CRE”) and single-family residential loans.

•Deposits: Total deposits were $41.68 billion as of September 30, 2020, an increase of $4.36 billion or 12% from $37.32 billion as of December 31, 2019. This increase was primarily driven by growth in noninterest-bearing demand deposits and money market accounts, partially offset by a decrease in time deposits.

•Asset Quality Metrics: The allowance for loan losses was $618.3 million or 1.65% of loans held-for-investment, as of September 30, 2020, compared with $358.3 million or 1.03% of loans held-for-investment, as of December 31, 2019. The increase in the allowance for loan losses was primarily due to the adverse economic impact that the COVID-19 pandemic had on our customer base; as well as the adoption of ASU 2016-13, which increased the allowance for loan losses by $125.2 million. Nonperforming assets were $259.9 million or 0.52% of total assets, as of September 30, 2020, an increase from $121.5 million or 0.27% of total assets, as of December 31, 2019. Third quarter 2020 net charge-offs were $24.2 million or an annualized 0.26% of average loans held-for-investment, compared with $22.5 million or an annualized 0.26% of average loans held-for-investment for the third quarter of 2019. For the first nine months of 2020, net charge-offs were $44.3 million or annualized 0.16% of average loans held-for-investment, compared with $44.5 million or annualized 0.18% of average loans held-for-investment for the first nine months of 2019.

•Capital Levels: Our capital levels are strong. As of September 30, 2020, all of the Company’s and the Bank’s regulatory capital ratios were well above the regulatory requirements to be considered well-capitalized. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital.

•Capital Return: The quarterly cash common stock dividend for the third quarter of 2020 and 2019 was $0.275 per share. Cash dividends of $39.5 million during the third quarter of 2020 and $119.4 million during the first nine months of 2020 were returned to stockholders, compared with $40.5 million and $114.8 million during the same periods in 2019, respectively. On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. There were no share repurchases during the second and third quarters of 2020.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the interest income earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and the composition of interest-earning assets and funding sources, market interest rate fluctuations and the slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, volume of noninterest-bearing sources of funds, and asset quality.

Third quarter of 2020 net interest income was $324.1 million, a decrease of $45.7 million or 12%, compared with $369.8 million for the third quarter of 2019. For the first nine months of 2020, net interest income was $1.03 billion, a decrease of $69.0 million or 6%, compared with $1.10 billion for the first nine months of 2019. The year-over-year decline in net interest income was due to decreased interest-earning asset yields which reflected significantly lower benchmark interest rates in 2020, partially offset by decreases in the cost of funds. Third quarter of 2020 net interest margin was 2.72%, an 87 basis point decrease from 3.59% for the third quarter of 2019. For the first nine months of 2020, net interest margin was 3.05%, a 65 basis point compression from 3.70% for the first nine months of 2019.

The average loan yield for the third quarter of 2020 was 3.60%, a 151 basis point decrease from 5.11% for the third quarter of 2019. For the first nine months of 2020, the average loan yield was 4.08%, a 115 basis point decrease from 5.23% for the first nine months of 2019. These decreases, compared with the same periods in 2019, reflected materially lower interest rates, including a cumulative 175 basis points reduction to the federal funds rate since September 30, 2019. Approximately 65% and 70% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of September 30, 2020 and 2019, respectively. Third quarter of 2020 average loans were $37.16 billion, an increase of $3.50 billion or 10% from $33.66 billion for the third quarter of 2019. For the first nine months of 2020, average loans were $36.49 billion, an increase of $3.47 billion or 10% from $33.02 billion for the first nine months of 2019. The year-over-year increases stemmed from growth in CRE, single-family residential and C&I loans. C&I loan growth was driven by PPP loan originations.

Third quarter of 2020 average interest-earning assets were $47.43 billion, an increase of $6.51 billion or 16% from $40.92 billion for the third quarter of 2019. This was primarily driven by growth in average loans, average AFS debt securities, and average interest-bearing cash and deposits with banks which increased $3.50 billion, $1.41 billion, and $1.36 billion, respectively. For the first nine months of 2020, average interest-earning assets were $45.08 billion, an increase of $5.36 billion or 13% from $39.72 billion for the first nine months of 2019. This was primarily driven by growth in average loans, average AFS debt securities, and average interest-bearing cash and deposits with banks which increased $3.47 billion, $1.07 billion, and $778.9 million, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average noninterest-bearing demand deposits totaled $14.30 billion for the third quarter of 2020, compared with $10.71 billion for the third quarter of 2019, an increase of $3.59 billion or 33%. Average noninterest-bearing demand deposits comprised 35% of average total deposits for the third quarter of 2020, up from 29% for the third quarter of 2019. Average noninterest-bearing demand deposits were $12.99 billion for the first nine months of 2020, compared with $10.34 billion for the first nine months of 2019, an increase of $2.65 billion or 26%. Average noninterest-bearing demand deposits comprised 33% of average total deposits for the first nine months of 2020, up from 29% for the first nine months of 2019. Average interest-bearing deposits of $26.91 billion for the third quarter of 2020 increased $1.12 billion or 4% from $25.79 billion for the third quarter of 2019. Average interest-bearing deposits of $26.55 billion for the first nine months of 2020 increased $1.30 billion or 5%, from $25.25 billion for the first nine months of 2019.

The average cost of funds was 0.38% for the third quarter of 2020, a decrease of 75 basis points from 1.13% for the third quarter of 2019. For the first nine months of 2020, the average cost of funds was 0.59%, a decrease of 57 basis points from 1.16% for the first nine months of 2019. The decreases in the average cost of funds primarily reflected a cumulative 175 basis points reduction to the federal funds rate since September 30, 2019. The average cost of deposits was 0.33% for the third quarter of 2020, a decrease of 72 basis points from 1.05% for the third quarter of 2019. For the first nine months of 2020, the average cost of deposits was 0.53%, a decrease of 55 basis points from 1.08% for the first nine months of 2019.

The average cost of interest-bearing deposits was 0.50% for the third quarter of 2020, a decrease of 99 basis points from 1.49% for the third quarter of 2019. For the first nine months of 2020, the average cost of interest-bearing deposits was 0.79%, a decrease of 73 basis points from 1.52% for the first nine months of 2019. Other sources of funding included in the calculation of the average cost of funds consist of short-term borrowings, FHLB advances, repurchase agreements and long-term debt.

The Company utilizes various tools to manage interest rate risk. Refer to Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarter of 2020 and 2019:

($ in thousands)	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,904,394	$5,045	0.41%	$3,547,626	$19,710	2.20%
Securities purchased under resale agreements (“resale agreements”) (2)	1,225,217	5,295	1.72%	981,196	6,943	2.81%
AFS debt securities (3)(4)	4,059,456	18,493	1.81%	2,651,069	15,945	2.39%
Loans (5)(6)	37,160,445	336,542	3.60%	33,661,282	433,658	5.11%
Restricted equity securities	79,074	353	1.78%	78,213	656	3.33%
Total interest-earning assets	$47,428,586	$365,728	3.07%	$40,919,386	$476,912	4.62%
Noninterest-earning assets:
Cash and due from banks	522,699			441,898
Allowance for loan losses	(632,216)			(328,523)
Other assets	2,928,190			2,103,512
Total assets	$50,247,259			$43,136,273
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,663,873	$4,345	0.31%	$4,947,511	$14,488	1.16%
Money market deposits	9,981,704	6,837	0.27%	8,344,993	26,943	1.28%
Savings deposits	2,259,788	1,481	0.26%	2,154,592	2,656	0.49%
Time deposits	9,008,907	21,135	0.93%	10,337,990	52,733	2.02%
Short-term borrowings	84,858	407	1.91%	40,433	382	3.75%
FHLB advances	656,906	3,146	1.91%	745,263	5,021	2.67%
Repurchase agreements (2)	317,097	2,155	2.70%	50,000	3,239	25.70%
Long-term debt and finance lease liabilities	1,579,623	2,092	0.53%	152,471	1,643	4.28%
Total interest-bearing liabilities	$29,552,756	$41,598	0.56%	$26,773,253	$107,105	1.59%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,296,475			10,712,612
Accrued expenses and other liabilities	1,318,677			812,127
Stockholders’ equity	5,079,351			4,838,281
Total liabilities and stockholders’ equity	$50,247,259			$43,136,273
Interest rate spread			2.51%			3.03%
Net interest income and net interest margin		$324,130	2.72%		$369,807	3.59%

(1)Annualized.
(2)There was no netting of repurchase agreements against resale agreements for the third quarter of 2020. Average balances of resale and repurchase agreements for the third quarter of 2019 have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 1.72% and 2.59% for the third quarter of 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 2.70% and 4.68% for the third quarter of 2020 and 2019, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $8.1 million and $3.0 million for the third quarter of 2020 and 2019, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $7.7 million and $7.8 million for the third quarter of 2020 and 2019, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2020 and 2019:

($ in thousands)	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,775,242	$20,717	0.73%	$2,996,340	$51,920	2.32%
Resale agreements (2)	1,048,923	16,434	2.09%	1,005,147	22,253	2.96%
AFS debt securities (3)(4)	3,685,837	59,639	2.16%	2,614,949	47,378	2.42%
Loans (5)(6)	36,487,859	1,115,804	4.08%	33,023,713	1,291,642	5.23%
Restricted equity securities	78,873	1,100	1.86%	76,313	1,874	3.28%
Total interest-earning assets	$45,076,734	$1,213,694	3.60%	$39,716,462	$1,415,067	4.76%
Noninterest-earning assets:
Cash and due from banks	510,750			449,739
Allowance for loan losses	(563,912)			(321,486)
Other assets	2,729,458			1,970,775
Total assets	$47,753,030			$41,815,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$5,119,568	$19,995	0.52%	$5,145,308	$44,579	1.16%
Money market deposits	9,630,918	37,178	0.52%	8,094,933	85,858	1.42%
Savings deposits	2,162,365	4,743	0.29%	2,117,773	7,360	0.46%
Time deposits	9,633,582	94,684	1.31%	9,887,274	148,992	2.01%
Short-term borrowings	128,846	1,228	1.27%	45,410	1,359	4.00%
FHLB advances	667,935	10,655	2.13%	540,535	12,011	2.97%
Repurchase agreements (2)	355,923	9,686	3.64%	50,000	10,200	27.27%
Long-term debt and finance lease liabilities	807,599	4,913	0.81%	152,480	5,114	4.48%
Total interest-bearing liabilities	$28,506,736	$183,082	0.86%	$26,033,713	$315,473	1.62%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	12,987,813			10,342,966
Accrued expenses and other liabilities	1,230,359			751,065
Stockholders’ equity	5,028,122			4,687,746
Total liabilities and stockholders’ equity	$47,753,030			$41,815,490
Interest rate spread			2.74%			3.14%
Net interest income and net interest margin		$1,030,612	3.05%		$1,099,594	3.70%

(1)Annualized.
(2)Average balances of resale and repurchase agreements have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 2.09% and 2.71% for the first nine months of 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 3.48% and 4.87% for the first nine months of 2020 and 2019, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $17.3 million and $9.0 million for the first nine months of 2020 and 2019, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $36.8 million and $24.6 million for the first nine months of 2020 and 2019, respectively.

The following table summarizes the extent to which changes in (1) interest rates, and (2) average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average rate.

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020 vs. 2019			2020 vs. 2019
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(14,665)	$5,544	$(20,209)	$(31,203)	$10,978	$(42,181)
Resale agreements	(1,648)	1,454	(3,102)	(5,819)	936	(6,755)
AFS debt securities	2,548	7,019	(4,471)	12,261	17,798	(5,537)
Loans	(97,116)	41,192	(138,308)	(175,838)	126,385	(302,223)
Restricted equity securities	(303)	7	(310)	(774)	61	(835)
Total interest and dividend income	$(111,184)	$55,216	$(166,400)	$(201,373)	$156,158	$(357,531)
Interest-bearing liabilities:
Checking deposits	$(10,143)	$1,832	$(11,975)	$(24,584)	$(222)	$(24,362)
Money market deposits	(20,106)	4,428	(24,534)	(48,680)	13,941	(62,621)
Savings deposits	(1,175)	123	(1,298)	(2,617)	152	(2,769)
Time deposits	(31,598)	(6,087)	(25,511)	(54,308)	(3,726)	(50,582)
Short-term borrowings	25	276	(251)	(131)	1,257	(1,388)
FHLB advances	(1,875)	(548)	(1,327)	(1,356)	2,474	(3,830)
Repurchase agreements	(1,084)	4,023	(5,107)	(514)	15,051	(15,565)
Long-term debt and finance lease liabilities	449	3,038	(2,589)	(201)	6,872	(7,073)
Total interest expense	$(65,507)	$7,085	$(72,592)	$(132,391)	$35,799	$(168,190)
Change in net interest income	$(45,677)	$48,131	$(93,808)	$(68,982)	$120,359	$(189,341)

Noninterest Income

The following table presents the components of noninterest income for the third quarter and first nine months of 2020 and 2019:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Lending fees	$18,736	$15,035	25%	$56,455	$46,427	22%
Deposit account fees	12,573	9,729	29%	33,892	28,804	18%
Foreign exchange income	3,310	8,065	(59)%	15,691	20,366	(23)%
Wealth management fees	4,553	4,841	(6)%	12,997	12,415	5%
Interest rate contracts and other derivative income	5,538	8,423	(34)%	18,718	22,037	(15)%
Net gains on sales of loans	361	2,037	(82)%	1,443	2,967	(51)%
Gains on sales of AFS debt securities	698	58	NM	11,867	3,066	287%
Other investment income	316	663	(52)%	3,203	2,571	25%
Other income	3,495	2,623	33%	8,000	7,711	4%
Total noninterest income	$49,580	$51,474	(4)%	$162,266	$146,364	11%

NM — Not meaningful.

Noninterest income comprised 13% and 14% of total revenue for the third quarter and first nine months of 2020, respectively, compared with 12% for both the third quarter and first nine months of 2019. Third quarter 2020 noninterest income was $49.6 million, a decrease of $1.9 million or 4%, compared with $51.5 million for the same period in 2019. This decrease was primarily due to decreases in foreign exchange income, interest rate contracts and other derivative income, and net gains on sales of loans, partially offset by increases in lending fees and deposit account fees. Noninterest income for the first nine months of 2020 was $162.3 million, an increase of $15.9 million or 11%, compared with $146.4 million for the first nine months of 2019. This increase was primarily due to increases in lending fees, gains on sale of AFS debt securities and deposit account fees, partially offset by decreases in foreign exchange income, and interest rate contracts and other derivative income. The following discussion provides the composition of the major changes in noninterest income:

Lending fees increased $3.7 million or 25% to $18.7 million for the third quarter of 2020, and increased $10.0 million or 22% to $56.5 million for the first nine months of 2020, as compared with the same periods in 2019. These increases primarily reflected an increase in the valuation of warrants received as part of lending relationships.

Deposit account fees increased $2.8 million or 29% to $12.6 million for the third quarter of 2020, and increased $5.1 million or 18% to $33.9 million for the first nine months of 2020, as compared with the same periods in 2019. These increases primarily reflected an increase in customer-driven transactions.

Foreign exchange income decreased $4.8 million or 59% to $3.3 million for the third quarter of 2020, and decreased $4.7 million or 23% to $15.7 million for the first nine months of 2020, as compared with the same periods in 2019. These decreases were primarily driven by the downward revaluation of certain foreign currency-denominated balance sheet items.

Interest rate contracts and other derivative income decreased $2.9 million or 34% to $5.5 million for the third quarter of 2020, and decreased $3.3 million or 15% to $18.7 million for the first nine months of 2020, as compared with the same periods in 2019. The $2.9 million or 34% decrease during the third quarter of 2020, compared with the same period in 2019 primarily reflected a decline in customer demand for interest rate swaps. The $3.3 million or 15% decrease during the first nine months of 2020, compared with the same period in 2019 primarily reflected the impact of negative credit valuation adjustments due to higher loss probabilities for borrowers impacted by the COVID-19 pandemic, partially offset by higher year-to-date customer demand for interest rate swaps compared with the year-ago period.

Net gains on sales of loans decreased $1.7 million or 82% to $361 thousand for the third quarter of 2020, and decreased $1.5 million or 51% to $1.4 million for the first nine months of 2020, as compared with the same periods in 2019. These decreases were primarily driven by lower SBA loan sale activity. There were no sales during the third quarter of 2020 compared with $21.1 million during the third quarter of 2019. SBA loan sales during the first nine months of 2020 were $11.2 million compared with $32.9 million during the first nine months of 2019.

Gains on sales of AFS debt securities increased $640 thousand to $698 thousand for the third quarter of 2020, up from $58 thousand for the third quarter of 2019. This increase was primarily driven by the sales of U.S. government agency mortgage-backed securities of $9.8 million during the third quarter of 2020. Gains on sales of AFS debt securities increased $8.8 million or 287% to $11.9 million for the first nine months of 2020, up from $3.1 million for the first nine months of 2019. This increase was primarily driven by $131.6 million in sales of municipal bonds during the second quarter of 2020.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarter and first nine months of 2020 and 2019:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Compensation and employee benefits	$99,756	$97,819	2%	$298,671	$300,649	(1)%
Occupancy and equipment expense	16,648	17,912	(7)%	49,941	52,592	(5)%
Deposit insurance premiums and regulatory assessments	4,006	3,550	13%	11,133	9,557	16%
Legal expense	1,366	1,720	(21)%	6,093	6,300	(3)%
Data processing	3,590	3,328	8%	11,896	9,945	20%
Consulting expense	1,224	2,559	(52)%	3,854	6,687	(42)%
Deposit related expense	3,113	3,584	(13)%	10,029	10,426	(4)%
Computer software expense	8,539	6,556	30%	22,006	18,845	17%
Other operating expense	17,122	22,769	(25)%	57,489	67,737	(15)%
Amortization of tax credit and other investments	12,286	16,833	(27)%	54,370	58,477	(7)%
Repurchase agreements’ extinguishment cost	—	—	—%	8,740	—	100%
Total noninterest expense	$167,650	$176,630	(5)%	$534,222	$541,215	(1)%

Third quarter 2020 noninterest expense was $167.7 million, a decrease of $8.9 million or 5%, compared with $176.6 million for the same period in 2019. This decrease was primarily due to decreases in other operating expense, and amortization of tax credit and other investments, partially offset by an increase in computer software expense. Noninterest expense for the first nine months of 2020 was $534.2 million, a decrease of $7.0 million or 1%, compared with $541.2 million for the first nine months of 2019. This decrease was primarily due to decreases in other operating expense, amortization of tax credit and other investments, and consulting expense, partially offset by increases in repurchase agreements’ extinguishment cost and computer software expense.

Consulting expense decreased $1.4 million or 52% to $1.2 million for the third quarter of 2020, and decreased $2.8 million or 42% to $3.9 million for the first nine months of 2020, as compared with the same periods in 2019. These decreases were primarily due to reductions in consulting expense related to loan-related operations, treasury management, CECL implementation, and tax credit investment projects.

Computer software expense increased $2.0 million or 30% to $8.5 million for the third quarter of 2020, and increased $3.2 million or 17% to $22.0 million for the first nine months of 2020, as compared with the same periods in 2019. These increases were primarily due to software development expenses.

Other operating expense primarily consists of telecommunications and postage, loan related expenses, marketing, charitable contributions, travel, and other miscellaneous expense categories. Other operating expense decreased $5.7 million or 25% to $17.1 million for the third quarter of 2020, and decreased $10.2 million or 15% to $57.5 million for the first nine months of 2020, as compared with the same periods in 2019. These decreases were primarily driven by decreases in marketing, travel and other miscellaneous expense categories, largely due to the COVID-19 pandemic.

Amortization of tax credit and other investments decreased $4.5 million or 27% to $12.3 million for the third quarter of 2020, compared with the same period in 2019. Amortization of tax credit and other investments decreased $4.1 million or 7% to $54.4 million for the first nine months of 2020, as compared with the same period in 2019. These year-over-year decreases were primarily due to a decrease in other-than-temporary impairment (“OTTI”) charges, partially offset by additional tax credit investments that were placed in service during 2020. No OTTI charges were recorded during the third quarter of 2020, while $1.7 million of OTTI charges related to two historic tax credits were recorded in the third quarter of 2019. For the first nine months of 2020, $474 thousand of OTTI charges, net of recoveries were recorded. For the first nine months of 2019, $7.0 million in full write-off of the DC Solar related tax credit investments and $4.6 million of OTTI charges related to three historic tax credits and a CRA investment were recorded.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in the third quarter of 2020; nor the third quarter and first nine months of 2019.

Income Taxes

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Income before income taxes	$196,060	$206,367	(5)%	$472,343	$624,635	(24)%
Income tax expense	$36,523	$34,951	4%	$68,630	$138,815	(51)%
Effective tax rate	18.6%	16.9%	10%	14.5%	22.2%	(35)%

Income tax expense was $36.5 million and the effective tax rate was 18.6% for the third quarter of 2020, compared with an income tax expense of $35.0 million and an effective tax rate of 16.9% for the same period in 2019. The increase in effective tax rate for the third quarter of 2020 compared with the same period in 2019 was primarily due to a decrease in tax credits recognized from investments in solar tax credit projects during these periods.

The income tax expense was $68.6 million and the effective tax rate was 14.5% for the first nine months of 2020, compared with an income tax expense of $138.8 million and an effective tax rate of 22.2% for the same period in 2019. The higher effective tax rate of 22.2% during the first nine months of 2019 was primarily due to $30.1 million of additional income tax expense recorded during the second quarter of 2019 to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar. Excluding this $30.1 million of additional income tax expense, non-GAAP effective tax rates for the first nine months of 2019 was 17.4%. For more details, see reconciliations of non-GAAP measures presented under Item 2. MD&A — Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. Excluding this non-GAAP impact, the year-over-year decrease in the effective tax rate for the first nine months of 2020, compared to the year-ago period, was primarily due to a year-over-year increase in tax credits recognized from investments in renewable energy and historic tax credit projects.

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

Segment net interest income before provision for credit losses represents the difference between interest income earned on loans and interest expense paid on customer deposits of the segment, adjusted for funding charges for loans or funding credits for deposits through the Company’s internal funds transfer pricing (“FTP”) process. During the third quarter of 2019, the Company enhanced its FTP methodology related to deposits by setting a minimum floor rate using the short-term FHLB rate as a reference rate for the FTP credits paid for deposits in the event of flattened and inverted yield curves in the market. The process is effective in the current market conditions as of September 30, 2020. Effective January 1, 2020, in connection with the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), the provision for credit losses is booked by segment based on segment loans against which an allowance is recorded instead of being allocated to segments based on loan volume.

The following tables present selected segment information for the third quarter and first nine months of 2020 and 2019:

($ in thousands)	Three Months Ended September 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before (reversal of) provision for credit losses	$120,969	$162,884	$40,277	$324,130
(Reversal of) provision for credit losses	(3,470)	13,470	—	10,000
Noninterest income	17,426	28,984	3,170	49,580
Noninterest expense	81,419	61,863	24,368	167,650
Segment income before income taxes	60,446	116,535	19,079	196,060
Segment net income	$43,310	$83,340	$32,887	$159,537
Average loans	$12,267,993	$24,892,452	$—	$37,160,445
Average deposits	$27,596,090	$10,766,677	$2,847,980	$41,210,747

($ in thousands)	Three Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$170,183	$166,106	$33,518	$369,807
Provision for credit losses	4,251	34,033	—	38,284
Noninterest income	15,103	33,731	2,640	51,474
Noninterest expense	86,489	62,246	27,895	176,630
Segment income before income taxes	94,546	103,558	8,263	206,367
Segment net income	$67,592	$74,111	$29,713	$171,416
Average loans	$10,721,391	$22,939,891	$—	$33,661,282
Average deposits	$25,006,435	$8,686,523	$2,804,740	$36,497,698

($ in thousands)	Nine Months Ended September 30, 2020
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$398,486	$530,181	$101,945	$1,030,612
Provision for credit losses	9,908	176,405	—	186,313
Noninterest income	47,771	95,327	19,168	162,266
Noninterest expense	248,547	196,889	88,786	534,222
Segment income before income taxes	187,802	252,214	32,327	472,343
Segment net income	$134,563	$180,649	$88,501	$403,713
Average loans	$11,851,089	$24,636,770	$—	$36,487,859
Average deposits	$26,734,437	$10,197,018	$2,602,791	$39,534,246

($ in thousands)	Nine Months Ended September 30, 2019
	Consumer and Business Banking	Commercial Banking	Other	Total
Net interest income before provision for credit losses	$536,153	$477,755	$85,686	$1,099,594
Provision for credit losses	8,880	71,228	—	80,108
Noninterest income	43,378	91,931	11,055	146,364
Noninterest expense	258,051	200,093	83,071	541,215
Segment income before income taxes	312,600	298,365	13,670	624,635
Segment net income	$223,478	$213,331	$49,011	$485,820
Average loans	$10,535,455	$22,488,258	$—	$33,023,713
Average deposits	$25,021,677	$8,354,914	$2,211,663	$35,588,254

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services.

The Consumer and Business Banking segment reported net income of $43.3 million for the third quarter of 2020, compared with $67.6 million for the same period in 2019. The decrease in segment net income of $24.3 million or 36% was primarily due to a decrease in net interest income before reversal of provision for credit losses.

Third quarter 2020 net interest income before reversal of provision for credit losses for this segment was $121.0 million, a decrease of $49.2 million or 29%, compared with $170.2 million for the same period in 2019. Interest income earned on loans decreased by 8%, driven by a decrease in the average loan yield, partially offset by growth in income driven by average loan growth. Interest expense paid on deposits decreased by 65%, driven by a decline in the average cost of deposits. FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits decreased, reflecting a decline in the deposits FTP rate. Combined, these factors contributed to a 29% decrease in segment net interest income before reversal of provision for credit losses, with the largest driver being lower FTP credits received for deposits.

Third quarter 2020 reversal of provision for credit losses was $3.5 million, a decrease of $7.8 million, compared with $4.3 million of provision for credit losses for the same period in 2019. The reversal of provision for credit losses in the third quarter of 2020 reflects a quarter-over-quarter decrease in the allowance for loan losses assigned to the Consumer and Business Banking segment, primarily due to an improved macroeconomic forecast used in the credit estimation process.

Third quarter 2020 average loans for this segment were $12.27 billion, an increase of $1.55 billion or 14% from $10.72 billion for the same period in 2019, primarily driven by growth in residential mortgage and C&I loans, namely PPP loans. Third quarter 2020 average deposits for this segment were $27.60 billion, an increase of $2.59 billion or 10% from $25.01 billion for the same period in 2019, primarily driven by growth in noninterest-bearing demand and interest-bearing checking deposits.

The Consumer and Business Banking segment reported net income of $134.6 million for the first nine months of 2020, compared with $223.5 million for the same period in 2019. The decrease in segment net income of $88.9 million or 40% was primarily due to a decrease in net interest income before provision for credit losses.

Net interest income before provision for credit losses for this segment for the first nine months of 2020 was $398.5 million, a decrease of $137.7 million or 26%, compared with $536.2 million for the same period in 2019. Interest income earned on loans remained relatively flat. Interest expense paid on deposits decreased by 46%, driven by a decline in the average cost of deposits. FTP funding charges assessed for loans decreased, reflecting a decline in the loans FTP rate, and FTP credits received for deposits decreased, reflecting a decline in the deposits FTP rate. Combined, these factors drove a 26% decrease in segment net interest income before provision for credit losses, with the largest driver being lower FTP credits received for deposits.

Average loans for this segment were $11.85 billion for the first nine months of 2020, an increase of $1.31 billion or 12% from $10.54 billion for the same period in 2019, primarily driven by growth in residential mortgage loans. Average deposits for this segment were $26.73 billion for the first nine months of 2020, an increase of $1.71 billion or 7% from $25.02 billion for the same period in 2019, primarily driven by growth in noninterest-bearing demand and money market deposits.

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

The Commercial Banking segment reported segment net income of $83.3 million for the third quarter of 2020, compared with $74.1 million for the same period in 2019. The increase in segment net income of $9.2 million or 12% reflected a decrease in provision for credit losses, partially offset by a decrease in noninterest income.

Third quarter 2020 provision for credit losses was $13.5 million, a decrease of $20.5 million or 60%, compared with $34.0 million for the same period in 2019. The provision for credit losses in the third quarter of 2020 reflected the quarter-over-quarter change in the allowance for loan losses assigned to the Commercial Banking segment, which is primarily due to an improved macroeconomic forecast used in the credit estimation process, partially offset by higher reserves for oil & gas related loans.

Noninterest income for the third quarter of 2020 was $29.0 million, a decrease of $4.7 million or 14%, compared with $33.7 million for the same period in 2019. This decrease was mainly due to decreases in foreign exchange income, interest rate contracts and other derivative income, partially offset by an increase in lending fees.

Third quarter 2020 average loans for this segment were $24.89 billion, an increase of $1.95 billion or 9% from $22.94 billion for the same period in 2019, primarily driven by the growth in CRE and C&I loans, namely PPP loans. Third quarter 2020 average deposits were $10.77 billion, an increase of $2.08 billion or 24% from $8.69 billion for the same period in 2019, primarily driven by an increase in noninterest-bearing demand deposits.

The Commercial Banking segment reported segment net income of $180.6 million for the first nine months of 2020, compared with $213.3 million for the same period in 2019. The decrease in segment net income of $32.7 million or 15% reflected an increase in provision for credit losses, partially offset by an increase in net interest income before provision for credit losses. Provision for credit losses for the first nine months of 2020 was $176.4 million, an increase of $105.2 million or 148%, compared with $71.2 million for the same period in 2019. This increase was primarily due to deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic, and higher reserves for oil & gas-related loans.

Net interest income before provision for credit losses for this segment for the first nine months of 2020 was $530.2 million, an increase of $52.4 million or 11%, compared with $477.8 million for the same period in 2019. Interest income earned on loans decreased by 18%, which was primarily attributable to a decrease in average loan yields partially offset by growth in income driven by average loan growth. Interest expense paid on deposits decreased by 39%, driven by a decline in the average cost of deposits. FTP funding charges assessed for loans decreased, reflecting a decline in the FTP rate on loans. FTP credits received for deposits decreased, reflecting a decline in the FTP rate on deposits. Combined, these factors drove an increase of 11% in segment net interest income before provision for credit losses, primarily driven by lower FTP funding charges assessed for loans.

Average loans for this segment were $24.64 billion for the first nine months of 2020, an increase of $2.15 billion or 10% from $22.49 billion for the same period in 2019, primarily driven by the growth in CRE and C&I loans, namely PPP loans. Average deposits for this segment were $10.20 billion for the first nine months of 2020, an increase of $1.85 billion or 22% from $8.35 billion for the same period in 2019, primarily driven by increases in noninterest-bearing demand and time deposits.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The Other segment reported segment income before income taxes of $19.1 million and segment net income of $32.9 million for the third quarter of 2020, reflecting an income tax benefit of $13.8 million. In comparison, the Other segment reported segment income before income taxes of $8.3 million and segment net income of $29.7 million for the third quarter of 2019, reflecting an income tax benefit of $21.4 million.

The increase in third quarter 2020 segment income before income taxes was primarily driven by an increase in net interest income before provision for credit losses and a decrease in noninterest expense. Third quarter 2020 net interest income before provision for credit losses was $40.3 million, an increase of $6.8 million or 20%, compared with $33.5 million for the same period in 2019. This increase mainly reflected a decrease in interest expense paid on deposits, driven by a decline in average cost of deposits and an increase in FTP net spread. FTP net spread is the difference between the total internal FTP charges and credits and is recorded as part of net interest income in the Other segment. Noninterest expense was $24.4 million, a decrease of $3.5 million or 13%, compared with $27.9 million for the same period in 2019. This decrease was primarily driven by the quarter-over-quarter change in the amortization of tax credit and other investments.

The Other segment reported segment income before income taxes of $32.3 million and segment net income of $88.5 million for the first nine months of 2020, reflecting an income tax benefit of $56.2 million. In comparison, the Other segment reported segment income before income taxes of $13.7 million and segment net income of $49.0 million for the first nine months of 2019, reflecting an income tax benefit of $35.3 million.

The increase in segment income before income taxes was primarily driven by an increase in net interest income before provision for credit losses. Net interest income before provision for credit losses for the first nine months of 2020 was $101.9 million, an increase of $16.2 million or 19%, compared with $85.7 million for the same period in 2019. This increase reflected a decrease in interest expense paid on deposits, driven by a decline in the average cost of deposits and an increase in FTP net spread.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the segment income before income taxes.

Balance Sheet Analysis

The following table presents the significant changes between September 30, 2020 and December 31, 2019:

Selected Consolidated Balance Sheet Data

($ in thousands)	September 30, 2020	December 31, 2019	Change
			($)	(%)
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,506,941	$3,261,149	$1,245,792	38%
Interest-bearing deposits with banks	699,465	196,161	503,304	257%
Resale agreements	1,210,000	860,000	350,000	41%
AFS debt securities, at fair value (amortized cost of $4,471,694 in 2020 and $3,320,648 in 2019)	4,539,160	3,317,214	1,221,946	37%
Restricted equity securities, at cost	79,172	78,580	592	1%
Loans held-for-sale	4,148	434	3,714	856%
Loans held-for-investment (net of allowance (1) for loan losses of $618,252 in 2020 and $358,287 in 2019)	36,818,877	34,420,252	2,398,625	7%
Investments in qualified affordable housing partnerships, net	192,913	207,037	(14,124)	(7)%
Investments in tax credit and other investments, net	254,512	254,140	372	0%
Premises and equipment, net	107,506	118,364	(10,858)	(9)%
Goodwill	465,697	465,697	—	—%
Operating lease right-of-use assets	96,092	99,973	(3,881)	(4)%
Other assets	1,396,994	917,095	479,899	52%
TOTAL	$50,371,477	$44,196,096	$6,175,381	14%
LIABILITIES
Noninterest-bearing	$14,924,917	$11,080,036	$3,844,881	35%
Interest-bearing	26,755,638	26,244,223	511,415	2%
Total deposits	41,680,555	37,324,259	4,356,296	12%
Short-term borrowings	59,613	28,669	30,944	108%
FHLB advances	657,185	745,915	(88,730)	(12)%
Repurchase agreements	348,063	200,000	148,063	74%
Long-term debt and finance lease liabilities (2)	1,579,317	152,270	1,427,047	937%
Operating lease liabilities	103,673	108,083	(4,410)	(4)%
Accrued expenses and other liabilities	816,965	619,283	197,682	32%
Total liabilities	45,245,371	39,178,479	6,066,892	15%
STOCKHOLDERS’ EQUITY (1)	5,126,106	5,017,617	108,489	2%
TOTAL	$50,371,477	$44,196,096	$6,175,381	14%

(1)On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded $125.2 million increase to allowance for loan losses and $98.0 million after-tax decrease to opening retained earnings as of January 1, 2020.
(2)Includes $1.43 billion of advances from the Federal Reserve’s PPPLF as of September 30, 2020.

As of September 30, 2020, total assets were $50.37 billion, an increase of $6.18 billion or 14% from December 31, 2019, primarily due to loan growth, and increases in cash equivalents and AFS debt securities. The loan growth came from each of the Company’s major loan portfolios, with the strongest growth from C&I, driven by PPP loan growth. CRE and single-family residential loans contributed to the growth as well. The increase in cash and cash equivalents was primarily driven by deposit growth and advances from the PPPLF. AFS debt securities increased as runoff and sales were more than offset by purchases.

As of September 30, 2020, total liabilities were $45.25 billion, an increase of $6.07 billion or 15% from December 31, 2019, primarily due to increases in deposits and long-term debt. Deposit growth was attributable to strong growth from both commercial and consumer customers, partially offset by a reduction in higher-cost time deposits. The increase in long-term debt was primarily driven by advances from the PPPLF.

As of September 30, 2020, total stockholders’ equity was $5.13 billion, an increase of $108.5 million or 2% from December 31, 2019. This increase was primarily driven by net income for the first nine months of 2020, partially offset by common stock repurchases and cash dividends declared on common stock.

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

Available-for-Sale Debt Securities

As of September 30, 2020 and December 31, 2019, the Company’s AFS debt securities portfolio primarily consisted of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, non-agency mortgage-backed securities, municipal securities, collateralized loan obligations (“CLOs”), corporate debt securities, foreign government bonds, and U.S. Treasury securities. Debt securities classified as AFS are carried at their fair value with the corresponding changes in fair value recorded in Accumulated other comprehensive income (loss), net of tax, as a component of Stockholders’ equity on the Consolidated Balance Sheet.

The following table presents the amortized cost and fair value of AFS debt securities by major categories as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,410	$50,998	$177,215	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	718,907	727,062	584,275	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,143,566	2,205,118	1,598,261	1,607,368
Municipal securities	327,422	333,275	101,621	102,302
Non-agency mortgage-backed securities	487,649	492,289	133,439	135,098
Corporate debt securities	251,253	251,177	11,250	11,149
Foreign government bonds (1)	134,179	132,671	354,481	354,172
Asset-backed securities (1)	64,308	63,148	66,106	64,752
CLOs (1)	294,000	283,422	294,000	284,706
Total AFS debt securities	$4,471,694	$4,539,160	$3,320,648	$3,317,214

(1)There were no securities of a single non-governmental agency issuer that exceeded 10% of stockholder’s equity as of both September 30, 2020 and December 31, 2019.

The fair value of AFS debt securities totaled $4.54 billion as of September 30, 2020, compared with $3.32 billion as of December 31, 2019. The $1.22 billion or 37% increase was primarily attributable to the purchases of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. government agency and U.S. government-sponsored enterprise debt securities, non-agency mortgage-backed securities, and municipal securities; partially offset by the sales, repayments, calls, and maturities of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, foreign government bonds, U.S Treasury securities, and U.S. government agency and U.S. government-sponsored enterprise debt securities.

The Company’s debt securities portfolio had an effective duration of 3.8 years as of September 30, 2020 which increased from 3.1 years as of December 31, 2019, primarily due to an increase in the target duration of securities purchases to achieve enhancement in portfolio yield. As of September 30, 2020 and December 31, 2019, 90% and 97%, respectively, the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies. Credit ratings of BBB- or higher by Standard and Poor’s (“S&P”) and Fitch Ratings (“Fitch”), or Baa3 or higher by Moody’s Investors Service (“Moody’s”), are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. If a credit loss exists, the Company records impairment related to credit losses through allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. Pre-tax net unrealized gains on AFS debt securities were $67.5 million as of September 30, 2020, which improved from pre-tax net unrealized losses of $3.4 million as of December 31, 2019. This change was primarily due to the decrease in interest rates during the period, partially offset by increased spreads.

Gross unrealized losses on AFS debt securities totaled $25.4 million as of September 30, 2020, compared with $23.2 million as of December 31, 2019. Of the securities with gross unrealized losses, substantially all were rated investment grade as of both September 30, 2020 and December 31, 2019, as classified based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors and the gross unrealized losses were primarily attributable to yield curve movement and widened spreads arising from the negative outlook and uncertainty as a result of the COVID-19 pandemic. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if the credit performance deteriorates under the impact of the COVID-19 pandemic.

As of September 30, 2020, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs. The Company assesses individual securities for credit losses for each reporting period. There were no credit losses recognized in earnings for the third quarter and first nine months of 2020, and no OTTI credit losses were recognized in earnings for the same periods of 2019. For additional information of the Company’s accounting policies, valuation and composition, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of September 30, 2020 and December 31, 2019. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	September 30, 2020			December 31, 2019
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$25,215	$25,496	1.26%	$—	$—	—%
Maturing after one year through five years	25,195	25,502	1.27%	177,215	176,422	1.33%
Total	50,410	50,998	1.26%	177,215	176,422	1.33%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	573,323	573,278	1.95%	328,628	326,341	2.62%
Maturing after one year through five years	95,565	100,290	2.57%	158,490	156,431	2.69%
Maturing after five years through ten years	11,099	11,744	2.54%	44,908	45,189	2.38%
Maturing after ten years	38,920	41,750	2.73%	52,249	53,284	2.78%
Total	718,907	727,062	2.08%	584,275	581,245	2.63%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	—	—	—%	112	113	2.72%
Maturing after one year through five years	20,685	21,558	2.56%	23,144	23,289	2.29%
Maturing after five years through ten years	213,605	221,082	2.19%	85,970	88,261	2.72%
Maturing after ten years	1,909,276	1,962,478	2.29%	1,489,035	1,495,705	2.66%
Total	2,143,566	2,205,118	2.28%	1,598,261	1,607,368	2.66%
Municipal securities (2):
Maturing in one year or less	29,196	29,372	2.94%	37,136	37,291	2.67%
Maturing after one year through five years	16,102	16,425	2.26%	18,699	18,948	2.52%
Maturing after five years through ten years	153,047	155,338	2.21%	12,151	12,451	3.15%
Maturing after ten years	129,077	132,140	2.76%	33,635	33,612	2.63%
Total	327,422	333,275	2.50%	101,621	102,302	2.69%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,907	1.63%	—	—	—%
Maturing after one year through five years	6,044	6,045	3.56%	7,920	7,914	3.78%
Maturing after five years through ten years	28,701	28,782	2.97%	—	—	—%
Maturing after ten years	444,984	449,555	2.48%	125,519	127,184	3.21%
Total	487,649	492,289	2.50%	133,439	135,098	3.24%
Corporate debt securities:
Maturing in one year or less	76,250	75,964	1.68%	1,250	1,262	5.20%
Maturing after one year through five years	131,003	130,940	3.60%	10,000	9,887	4.00%
Maturing after five years through ten years	34,000	34,273	4.43%	—	—	—%
Maturing after ten years	10,000	10,000	4.13%	—	—	—%
Total	251,253	251,177	3.15%	11,250	11,149	4.13%
Foreign government bonds:
Maturing in one year or less	45,051	45,018	0.83%	354,481	354,172	2.22%
Maturing after one year through five years	89,128	87,653	2.11%	—	—	—%
Total	134,179	132,671	1.68%	354,481	354,172	2.22%
Asset-backed securities:
Maturing after ten years	64,308	63,148	0.93%	66,106	64,752	2.65%
CLOs:
Maturing after ten years	294,000	283,422	1.39%	294,000	284,706	3.08%
Total AFS debt securities	$4,471,694	$4,539,160	2.23%	$3,320,648	$3,317,214	2.60%

Total aggregated by maturities:
Maturing in one year or less	$756,955	$757,035	1.87%	$721,607	$719,179	2.43%
Maturing after one year through five years	383,722	388,413	2.73%	395,468	392,891	2.11%
Maturing after five years through ten years	440,452	451,219	2.43%	143,029	145,901	2.65%
Maturing after ten years	2,890,565	2,942,493	2.23%	2,060,544	2,059,243	2.76%
Total AFS debt securities	$4,471,694	$4,539,160	2.23%	$3,320,648	$3,317,214	2.60%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $36.82 billion as of September 30, 2020, an increase of $2.40 billion or 7% from $34.42 billion as of December 31, 2019. This was primarily driven by increases of $1.15 billion or 9% in C&I loans, driven by PPP loan growth, $759.5 million or 7% in CRE loans and $680.9 million or 10% in single-family residential loans. The composition of the loan portfolio as of September 30, 2020 was similar to the composition as of December 31, 2019.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020		December 31, 2019
	Amount (1)	%	Amount (1)	%
Commercial:
C&I (2)	$13,305,024	36%	$12,150,931	35%
CRE:
CRE	11,037,987	29%	10,278,448	30%
Multifamily residential	3,057,274	8%	2,856,374	8%
Construction and land	578,407	2%	628,499	2%
Total CRE	14,673,668	39%	13,763,321	40%
Total commercial	27,978,692	75%	25,914,252	75%
Consumer:
Residential mortgage:
Single-family residential	7,785,759	21%	7,108,590	20%
HELOCs	1,514,388	4%	1,472,783	4%
Total residential mortgage	9,300,147	25%	8,581,373	24%
Other consumer	158,290	0%	282,914	1%
Total consumer	9,458,437	25%	8,864,287	25%
Total loans held-for-investment	37,437,129	100%	34,778,539	100%
Allowance for loan losses	(618,252)		(358,287)
Loans held-for-sale (3)	4,148		434
Total loans, net	$36,823,025		$34,420,686

(1)On January 1, 2020, the Company adopted ASU 2016-13. Total loans include net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(67.0) million and $(43.2) million as of September 30, 2020 and December 31, 2019, respectively. Net origination fees related to PPP loans were $(22.6) million as of September 30, 2020.
(2)Includes $1.77 billion of PPP loans as of September 30, 2020.
(3)Consists of single-family residential loans as of both September 30, 2020 and December 31, 2019.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers faced with financial difficulties by offering SBA PPP loans, as well as providing payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q.

From April to August 2020, the Company accepted PPP applications and originated loans to qualified small businesses under the PPP established by the CARES Act. These loans are included in the C&I portfolio, carrying an interest rate of 1%, and are 100% guaranteed by the SBA. The substantial majority of the Company’s PPP loans have a term of two years. As of September 30, 2020, the Company funded over 7,400 SBA 7(a) PPP loans with an outstanding loan balance of $1.77 billion. For more information on PPP loans, refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Summary of Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio comprised 75% of total loans as of both September 30, 2020 and December 31, 2019. Given the widespread impact of the COVID-19 pandemic on the U.S. and the global economy, the Company has been actively evaluating and monitoring its commercial lending portfolio for elevated levels of credit risk, and reviewing credit exposures for sensitivity to prospective weakening of economic conditions.

Commercial — Commercial and Industrial Loans C&I loans totaled $13.31 billion and $12.15 billion, which accounted for 36% and 35% of total loans held-for-investment, as of September 30, 2020 and December 31, 2019, respectively. The $1.16 billion or 9% year-to-date increase in C&I loans was driven by PPP loan funding during the second and third quarters of 2020. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also has a portfolio of broadly syndicated C&I loans, primarily of Term B loans, which totaled $948.0 million and $894.6 million as of September 30, 2020 and December 31, 2019, respectively. The majority of the C&I loans are variable interest rate loans as of September 30, 2020 and December 31, 2019.

The C&I portfolio is well-diversified by industry. The Company monitors the concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and limits for specialized underwriting portfolios. Exposures to various industries within our C&I portfolio are shown in the following charts as of September 30, 2020 and December 31, 2019.

Diversified C&I Loan Portfolio
Selected Industries as of September 30, 2020

PPP: 13%
General Manufacturing & Wholesale: 9%
Private Equity: 9%
Oil & Gas: 9%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 4%
Other C&I: 34%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2019

Other C&I: 36%
General Manufacturing & Wholesale: 12%
Oil & Gas: 11%
Private Equity: 10%
Entertainment: 9%
Real Estate Related: 7%
Technology & Life Science: 6%
Consumer Goods: 5%
Clean Energy: 4%

Oil & gas loans comprised 9% of C&I loans and 3% of total loans held-for-investment as of September 30, 2020. There were $1.18 billion in oil & gas loans outstanding and $320.1 million in unfunded commitments as of September 30, 2020. Based on total commitment as of September 30, 2020, the oil & gas portfolio mix was: 60% exploration and production (“E&P”) companies, 33% midstream and downstream companies, and 7% oilfield services and other companies. Oil & gas loans comprised 11% of C&I loans and 4% of total loans held-for-investment as of December 31, 2019. There were $1.33 billion in oil & gas loans outstanding and $477.6 million in unfunded commitments as of December 31, 2019. Based on total commitment as of December 31, 2019, the oil & gas portfolio mix was: 64% E&P companies, 29% midstream and downstream companies, and 7% oilfield services and other companies. The COVID-19 pandemic, global commodity demand, and oil & gas price volatility have unfavorably impacted the credit risk of the oil & gas industry sector. Accordingly, the Company increased its allowance for loan loss coverage for the oil & gas portfolio to 10% as of September 30, 2020, up from 5% as of December 31, 2019.

Commercial — Commercial Real Estate Loans The total CRE loan portfolio consists of income-producing CRE, multifamily residential, and construction and land loans. Total CRE loans outstanding were $14.67 billion and $13.76 billion, and accounted for 39% and 40% of total loans held-for-investment as of September 30, 2020 and December 31, 2019, respectively.

The Company’s total CRE portfolio is broadly diversified by property type, which serves to mitigate some of its geographical concentration in California. The following table summarizes the Company’s total CRE loan portfolio by property type as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Property types:
Retail	$3,422,506	23%	$3,300,106	24%
Multifamily	3,057,274	21%	2,856,374	21%
Offices	2,636,977	18%	2,375,087	17%
Industrial	2,389,761	16%	2,163,769	16%
Hospitality	1,966,109	14%	1,865,031	14%
Construction and land	578,407	4%	628,499	4%
Other	622,634	4%	574,455	4%
Total CRE loans	$14,673,668	100%	$13,763,321	100%

Approximately 89% of the total CRE loans had a loan-to-value (“LTV”) ratio of 65% or lower as of September 30, 2020, compared with 85% as of December 31, 2019. The weighted-average LTV ratios of total CRE were 51% and 50% as of September 30, 2020 and December 31, 2019, respectively. The low LTV ratio was consistent across the various CRE property types. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for income-producing CRE and multifamily residential loans. The average loan size of total CRE was $2.4 million and $2.1 million as of September 30, 2020 and December 31, 2019, respectively.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2020 and December 31, 2019. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, which is concentrated in California:

($ in thousands)	September 30, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,867,994		$1,902,956		$244,753		$8,015,703
Northern California	2,506,972		675,986		187,817		3,370,775
California	8,374,966	76%	2,578,942	84%	432,570	75%	11,386,478	78%
New York	701,637	6%	128,782	4%	90,583	16%	921,002	6%
Texas	757,725	7%	114,496	4%	2,587	0%	874,808	6%
Washington	331,092	3%	86,944	3%	17,284	3%	435,320	3%
Arizona	148,198	1%	12,353	0%	—	—%	160,551	1%
Nevada	90,520	1%	86,866	3%	16,267	3%	193,653	1%
Other markets	633,849	6%	48,891	2%	19,116	3%	701,856	5%
Total loans	$11,037,987	100%	$3,057,274	100%	$578,407	100%	$14,673,668	100%

($ in thousands)	December 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,446,786		$1,728,086		$247,170		$7,422,042
Northern California	2,359,808		603,135		203,706		3,166,649
California	7,806,594	76%	2,331,221	82%	450,876	72%	10,588,691	77%
New York	701,902	7%	116,923	4%	79,962	13%	898,787	7%
Texas	628,576	6%	124,646	4%	8,604	1%	761,826	6%
Washington	306,247	3%	55,913	2%	37,552	6%	399,712	3%
Arizona	149,151	1%	37,208	1%	6,951	1%	193,310	1%
Nevada	102,891	1%	138,577	5%	40	0%	241,508	2%
Other markets	583,087	6%	51,886	2%	44,514	7%	679,487	4%
Total loans (1)	$10,278,448	100%	$2,856,374	100%	$628,499	100%	$13,763,321	100%

(1)Loans net of ASC 310-30 discount.

Since the majority of these loans are concentrated in California, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses.

Commercial — Income-Producing Commercial Real Estate Loans The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Income-producing CRE loans totaled $11.04 billion and $10.28 billion, which accounted for 29% and 30% of total loans held-for-investment as of September 30, 2020 and December 31, 2019, respectively. As of both September 30, 2020 and December 31, 2019, 76% of the income-producing CRE loan portfolio was concentrated in California. Interest rates on CRE loans may be fixed, variable or hybrid. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the income-producing CRE loans as of both September 30, 2020 and December 31, 2019. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by unaffiliated rental income from a third party.

Commercial — Multifamily Residential Loans The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years. Multifamily residential loans totaled $3.06 billion and $2.86 billion as of September 30, 2020 and December 31, 2019, respectively, and accounted for 8% of total loans held-for-investment as of both dates. As of September 30, 2020 and December 31, 2019, 84% and 82% of the Company’s multifamily residential loans, respectively, were concentrated in California.

Commercial — Construction and Land Loans Construction and land loans provide financing for the major CRE property types. These loans totaled $578.4 million and $628.5 million as of September 30, 2020 and December 31, 2019, respectively, and accounted for 2% of total loans held-for-investment as of both dates. Included in the portfolio were construction loans of $534.3 million and $558.2 million, which had additional unfunded commitments of $327.7 million and $351.4 million, as of September 30, 2020 and December 31, 2019, respectively. Similar to income-producing CRE and multifamily residential loans, the Company has a geographic concentration of construction and land loans in California.

Consumer

The following tables summarize the Company’s single-family residential and HELOCs loan portfolios by geography as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,297,000		$701,583		$3,998,583
Northern California	1,068,706		332,556		1,401,262
California	4,365,706	56%	1,034,139	68%	5,399,845	58%
New York	2,068,081	27%	235,928	16%	2,304,009	25%
Washington	614,708	8%	163,211	11%	777,919	8%
Massachusetts	247,967	3%	35,996	2%	283,963	3%
Texas	196,425	2%	—	—%	196,425	2%
Other markets	292,872	4%	45,114	3%	337,986	4%
Total	$7,785,759	100%	$1,514,388	100%	$9,300,147	100%
Lien priority:
First mortgage	$7,785,759	100%	$1,282,056	85%	$9,067,815	98%
Junior lien mortgage	—	—%	232,332	15%	232,332	2%
Total	$7,785,759	100%	$1,514,388	100%	$9,300,147	100%

($ in thousands)	December 31, 2019
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,081,368		$702,915		$3,784,283
Northern California	1,038,945		309,883		1,348,828
California	4,120,313	58%	1,012,798	69%	5,133,111	60%
New York	1,657,732	23%	257,344	17%	1,915,076	22%
Washington	630,307	9%	133,625	9%	763,932	9%
Massachusetts	235,393	3%	31,310	2%	266,703	3%
Texas	188,838	3%	—	—%	188,838	2%
Other markets	276,007	4%	37,706	3%	313,713	4%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%
Lien priority:
First mortgage	$7,108,588	100%	$1,238,186	84%	$8,346,774	97%
Junior lien mortgage	2	0%	234,597	16%	234,599	3%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%

(1)Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period. Single-family residential loans totaled $7.79 billion and $7.11 billion, which accounted for 21% and 20% of total loans held-for-investment as of September 30, 2020 and December 31, 2019, respectively. The Company was in a first lien position for virtually all single-family residential loans as of both September 30, 2020 and December 31, 2019. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. As of September 30, 2020 and December 31, 2019, 56% and 58% of the Company’s single-family residential loans, respectively, were concentrated in California.

Consumer — Home Equity Lines of Credit HELOCs totaled $1.51 billion and $1.47 billion as of September 30, 2020 and December 31, 2019, respectively, and accounted for 4% of total loans held-for-investment as of both dates. The Company was in a first lien position for 85% and 84% of total HELOCs as of September 30, 2020 and December 31, 2019, respectively. Many of the loans within this portfolio are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. As of September 30, 2020 and December 31, 2019, 68% and 69% of the Company’s HELOCs, respectively, were concentrated in California, and virtually all were variable-rate loans.

All originated commercial and consumer loans are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that the Company is compliant with these requirements.

Purchased Credit Deteriorated Loans

The Company adopted ASU 2016-13 using the prospective transition approach for purchased financial assets with credit deterioration that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the purchased credit deteriorated (“PCD”) loans was adjusted to reflect a $1.2 million addition of allowance for loan losses. The Company did not acquire any PCD loans during the first nine months of 2020. For additional details regarding PCD loans, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q. Prior to the adoption of ASU 2016-13, the carrying value of PCI loans totaled $222.9 million as of December 31, 2019.

Loans Held-for-Sale

As of September 30, 2020 and December 31, 2019, loans held-for-sale totaled $4.1 million and $434 thousand, respectively, and consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Sales of Originated Loans and Purchased Loans

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

The following tables provide information on loan sales during the third quarter and first nine months of 2020 and 2019. Refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q for additional information on loan purchases and transfers.

($ in thousands)	Three Months Ended September 30, 2020
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$80,457	$—	$—	$31,847	$112,304
Net gains	$—	$—	$—	$361	$361
Purchased loans:
Amount	$11,780	$—	$—	$—	$11,780

($ in thousands)	Three Months Ended September 30, 2019
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$30,070	$14,969	$—	$2,708	$47,747
Net gains	$405	$1,606	$—	$26	$2,037
Purchased loans:
Amount	$7,916	$—	$—	$—	$7,916

($ in thousands)	Nine Months Ended September 30, 2020
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$237,115	$7,250	$—	$50,197	$294,562
Net gains	$235	$665	$—	$543	$1,443
Purchased loans:
Amount	$11,780	$—	$—	$—	$11,780

($ in thousands)	Nine Months Ended September 30, 2019
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$140,451	$31,624	$1,573	$6,322	$179,970
Net gains	$536	$2,359	$—	$72	$2,967
Purchased loans (1):
Amount	$49,212	$—	$—	$—	$49,212

(1)Net gains on sales of purchased loans for the first nine months of 2019 were insignificant.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020		December 31, 2019
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$362,412	1%	$511,639	1%
AFS debt securities (1)	$210,317	0%	$204,948	0%
Loans held-for-investment (2)	$608,007	1%	$573,305	1%
Total assets	$1,190,251	2%	$1,361,652	3%
Subsidiary bank in China:
Cash and cash equivalents	$512,638	1%	$548,930	1%
Interest-bearing deposits with banks	$189,216	0%	$142,587	0%
Loans held-for-investment (2)	$732,677	1%	$819,110	2%
Total assets	$1,534,094	3%	$1,520,627	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of September 30, 2020; comprised of foreign government bonds and U.S. Treasury securities as of December 31, 2019.
(2)Primarily comprised of C&I loans as of both September 30, 2020 and December 31, 2019.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarter and first nine months of 2020 and 2019:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$4,967	1%	$8,161	2%	$19,157	2%	$25,909	2%
Subsidiary bank in China:
Total revenue	$3,859	1%	$9,393	2%	$16,644	1%	$25,584	2%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are compliant with all regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. The Company repurchased 4,471,682 shares at a total cost of $146.0 million during the first quarter of 2020. The Company did not repurchase any shares during the second and third quarters of 2020. As of September 30, 2020, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.13 billion as of September 30, 2020, a $108.5 million or 2% increase from $5.02 billion as of December 31, 2019. The increase in the Company’s stockholders’ equity was primarily due to net income of $403.7 million for the first nine months of 2020, partially offset by share repurchases of $146.0 million during the first quarter of 2020 and cash dividends declared of $119.4 million during the first nine months of 2020. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $36.22 per common share as of September 30, 2020, compared with $34.46 per common share as of December 31, 2019. The Company paid cash dividends of $0.275 per common share every quarter for the first nine months of 2020; $0.23 per common share for the first quarter of 2019, and $0.275 per common share for both second and third quarters of 2019. In October 2020, the Company’s Board of Directors declared fourth quarter 2020 cash dividends of $0.275 per common share. The dividend is payable on November 16, 2020 to stockholders of record as of November 2, 2020.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2 — MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020		December 31, 2019		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$14,924,917	36%	$11,080,036	30%	$3,844,881	35%
Interest-bearing checking	5,731,573	13%	5,200,755	14%	530,818	10%
Money market	9,553,574	23%	8,711,964	23%	841,610	10%
Savings	2,401,318	6%	2,117,196	6%	284,122	13%
Time deposits	9,069,173	22%	10,214,308	27%	(1,145,135)	(11)%
Total deposits	$41,680,555	100%	$37,324,259	100%	$4,356,296	12%
Other Funds
Short-term borrowings	$59,613		$28,669		$30,944	108%
FHLB advances	657,185		745,915		(88,730)	(12)%
Repurchase agreements	348,063		200,000		148,063	74%
Long-term debt (1)	1,574,765		147,101		1,427,664	971%
Total other funds	$2,639,626		$1,121,685		$1,517,941	135%
Total sources of funds	$44,320,181		$38,445,944		$5,874,237	15%

(1)Includes $1.43 billion of advances from the Federal Reserve’s PPPLF as of September 30, 2020

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $41.68 billion as of September 30, 2020, an increase of $4.36 billion or 12% from $37.32 billion as of December 31, 2019. This growth was primarily due to a $3.84 billion or 35% increase in noninterest-bearing demand, an $841.6 million or 10% increase in money market and a $530.8 million or 10% increase in interest-bearing checking deposits, partially offset by a $1.15 billion or 11% decrease in time deposits. Deposit growth was attributable to strong growth from both commercial and consumer customers, partially offset by a reduction in higher-cost time deposits. Noninterest-bearing demand deposits comprised 36% of total deposits as of September 30, 2020, up from 30% of total deposits as of December 31, 2019. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

Short-term borrowings consist of FRB discount window borrowing, as well as short-term borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited and the branch in Hong Kong. The Company had short-term borrowings outstanding of $59.6 million as of September 30, 2020, compared with $28.7 million as of December 31, 2019. During the second quarter of 2020, the Company borrowed $200.0 million from the FRB discount window with a term of 90 days at a rate of 0.25% that matured in July 2020. Short-term borrowings entered into by East West Bank (China) Limited were $40.3 million and $28.7 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, short-term borrowings entered into by East West Bank (China) Limited had fixed interest rates ranging from 3.68% to 3.70%, and had maturities in the fourth quarter of 2020 and the first quarter of 2021. As of September 30, 2020, the Hong Kong branch entered into a short-term borrowing of $19.3 million with a fixed interest rate of 0.78% and a maturity date in the fourth quarter of 2020.

FHLB advances were $657.2 million as of September 30, 2020, a decrease of $88.7 million or 12% from $745.9 million as of December 31, 2019. As of September 30, 2020, FHLB advances had fixed and floating interest rates ranging from zero percent to 2.34% and remaining maturities between 0.1 years and 2.1 years.

Gross repurchase agreements totaled $348.1 million and $450.0 million as of September 30, 2020 and December 31, 2019, respectively. The decrease was primarily due to the extinguishment of $150.0 million in the second quarter of 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of September 30, 2020, the Company did not have gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. In comparison, net repurchase agreements totaled $200.0 million as of December 31, 2019, after netting gross repurchase agreements of $250.0 million against gross resale agreements. As of September 30, 2020, gross repurchase agreements had interest rates ranging from 0.48% to 2.51%, with original terms between 0.2 years and 8.5 years and remaining maturities between 0.2 years and 2.9 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. As of September 30, 2020, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, as well as to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $1.57 billion as of September 30, 2020, consisting of PPPLF and junior subordinated debt, and $147.1 million as of December 31, 2019, consisting of junior subordinated debt. During the second quarter of 2020, the Company participated in the PPPLF and added $1.43 billion to long-term debt funding at a rate of 0.35%. During the month of October 2020, this debt was fully repaid. Junior subordinated debt qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as common stock issuance by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 2.41% and 4.11% for the first nine months of 2020 and 2019, respectively, with remaining maturities ranging between 14 years and 17 years as of September 30, 2020.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. See Item 1. Business — Supervision and Regulation — Capital Requirements of the Company’s 2019 Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital for two years and phases the impact over three years beginning 2022. In April 2020, in recognition of CARES Act requirements, and to facilitate the use of the PPPLF, the U.S banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of these programs. The interim final rule states that PPP covered loans originated by a banking organization under the PPP will be risk-weighted at zero percent for regulatory capital purposes. The September 30, 2020 capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk weighted at zero percent. In addition, the impact of PPP loans that have been pledged as collateral to PPPLF has been excluded from the Tier 1 leverage ratio.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2020 and December 31, 2019 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2020		December 31, 2019		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-Based Capital Ratios:
CET1 capital	12.8%	12.1%	12.9%	12.9%	4.5%	7.0%	6.5%
Tier 1 capital	12.8%	12.1%	12.9%	12.9%	6.0%	8.5%	8.0%
Total capital	14.5%	13.4%	14.4%	13.9%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.8%	9.3%	10.3%	10.3%	4.0%	4.0%	5.0%

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

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2020 and December 31, 2019, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $36.92 billion as of September 30, 2020, an increase of $1.78 billion or 5% from $35.14 billion as of December 31, 2019. The increase in the risk-weighted assets was primarily due to real estate loan growth.

Other Matters

LIBOR Transition

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The Company’s commercial and consumer businesses issue, trade, and hold various products that are currently indexed to LIBOR. A portion of the Company’s loans, derivatives, debt securities, resale agreements, FHLB advances, as well as junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant, and if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks.

The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. In 2019 and 2020, the ARRC released recommended fallback contract language for new issuances of LIBOR indexed bilateral business loans, syndicated loans, floating-rate notes, securitizations, residential adjustable rate mortgages and private student loans. During 2020, the ARRC has issued updated hardwired fallback language for bilateral business loans and syndicated loans, and a recommended spread methodology for non-consumer cash products, as well as guidance on several matters related to the transition. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) launched its 2020 IBOR Fallbacks Supplement (“Supplement”) and IBOR Fallbacks Protocol (“Protocol”). The Supplement and the amendments made by the Protocol will take effect on January 25, 2021. The ARRC supports the ISDA Protocol.

The Company has been closely monitoring the impact of the COVID-19 pandemic and any potential delay in the cessation of LIBOR. Although the Financial Conduct Authority continues to assess the evolving impact of COVID-19 on firms’ LIBOR transition efforts, the target LIBOR cessation date currently remains unchanged.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021. Certain actions already taken by the Company related to the transition of LIBOR include (1) establishing a cross-functional team to identify, assess and monitor risks associated with the transition of LIBOR and other benchmark rates; (2) completing an inventory of LIBOR indexed products; (3) implementing more robust fallback contract language for new loans, which identifies LIBOR cessation trigger events, provides for an alternative index and permits an adjustment to the margin as applicable; and (4) creating an entity-wide transition project plan, to ensure an effective transition away from LIBOR. The Company continues to monitor this activity and evaluate the related risks. The Company’s cross-functional team also manages the communication of the Company’s transition plans with both internal and external stakeholders and ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2019 Form 10-K.

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

Commitments to Extend Credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”) and financial guarantees to meet the financing needs of its customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

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

Risk Management

Overview

In conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines its company-wide approach to risk management and oversight and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as capital risk, strategic risk, credit risk, liquidity risk, market risk, operational risk, reputational risk, and legal and compliance risk.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, reporting directly to the Board’s Audit Committee. Further discussion and analyses of each major risk area are included in the following sub-sections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or counterparty will fail to perform according to the terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of our assets and exposures such as loans and certain derivatives. The majority of the Company's credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards, portfolio credit risk management and processes to enable management to control credit risk including diversification and liquidity. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function reports on the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessment of underwriting and documentation quality, reporting directly to the Board’s Risk Oversight Committee. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The Company assesses overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, TDRs and Allowance for Credit Losses.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”), and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2019 Form 10-K.

The following table presents information regarding nonperforming assets as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
	Nonaccrual Loans	Non-PCI Nonaccrual Loans
Commercial:
C&I	$145,986	$74,835
CRE:
CRE	55,996	16,441
Multifamily residential	3,728	819
Total CRE	59,724	17,260
Consumer:
Residential mortgage:
Single-family residential	15,894	14,865
HELOCs	12,395	10,742
Total residential mortgage	28,289	25,607
Other consumer	2,495	2,517
Total nonaccrual loans	236,494	120,219

OREO, net	19,504	125
Other nonperforming assets	3,890	1,167
Total nonperforming assets	$259,888	$121,511
Nonperforming assets to total assets	0.52%	0.27%
Nonaccrual loans to loans held-for-investment	0.63%	0.35%
Allowance for loan losses to nonaccrual loans	261.42%	298.03%
Annualized quarterly net charge-offs to average loans held-for-investment	0.26%	0.10%
TDRs included in nonperforming loans	$40,728	$54,466

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions from loans that are repaid, paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition. Nonaccrual loans were $236.5 million as of September 30, 2020, an increase of $116.3 million or 97% from $120.2 million as of December 31, 2019. This increase was primarily driven by inflows of C&I oil & gas loans, and CRE loans, partially offset by charge-offs and sales of C&I loans, as well as a transfer of a CRE loan to OREO. Nonaccrual loans as a percentage of loans held-for-investment were 0.63% and 0.35% as of September 30, 2020 and December 31, 2019, respectively. C&I nonaccrual loans were 62% of total nonaccrual loans as of both September 30, 2020 and December 31, 2019. As of September 30, 2020, $115.5 million or 49%, of the $236.5 million nonaccrual loans were less than 90 days delinquent. In comparison, $35.6 million or 30% of the $120.2 million nonaccrual loans were less than 90 days delinquent as of December 31, 2019.

OREO increased by $19.4 million from $125 thousand as of December 31, 2019 to $19.5 million as of September 30, 2020 due to the Company taking possession of one retail CRE property located in Southern California during the first quarter of 2020.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2020 and December 31, 2019:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	September 30, 2020	December 31, 2019	($)	(%)	September 30, 2020	December 31, 2019
Commercial:
C&I	$53,143	$48,155	$4,988	10%	0.40%	0.40%
CRE:
CRE	8,646	24,807	(16,161)	(65)%	0.08%	0.24%
Multifamily residential	3,863	729	3,134	430%	0.13%	0.03%
Total CRE	12,509	25,536	(13,027)	(51)%	0.09%	0.19%
Total commercial	65,652	73,691	(8,039)	(11)%	0.23%	0.29%
Consumer:
Residential mortgage:
Single-family residential	13,987	20,517	(6,530)	(32)%	0.18%	0.29%
HELOCs	4,678	7,064	(2,386)	(34)%	0.31%	0.48%
Total residential mortgage	18,665	27,581	(8,916)	(32)%	0.20%	0.32%
Other consumer	675	11	664	NM	0.43%	0.00%
Total consumer	19,340	27,592	(8,252)	(30)%	0.20%	0.31%
Total	$84,992	$101,283	$(16,291)	(16)%	0.23%	0.29%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both September 30, 2020 and December 31, 2019.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by portfolio segment as of September 30, 2020 and December 31, 2019. The allowance for loan losses for TDRs was $4.8 million and $400 thousand as of September 30, 2020 and December 31, 2019, respectively.

($ in thousands)	September 30, 2020		December 31, 2019
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$61,727	$36,955	$39,208	$41,014
CRE:
CRE	26,381	316	5,177	11,503
Multifamily residential	3,323	1,453	3,644	229
Construction and land	19,792	—	19,691	—
Total CRE	49,496	1,769	28,512	11,732
Consumer:
Residential mortgage:
Single-family residential	6,757	1,148	7,346	1,098
HELOCs	2,644	856	2,832	722
Total residential mortgage	9,401	2,004	10,178	1,820
Total TDRs	$120,624	$40,728	$77,898	$54,566

Performing TDRs were $120.6 million as of September 30, 2020, an increase of $42.7 million or 55% from $77.9 million as of December 31, 2019. This increase reflected $45.8 million in newly designated C&I TDR loans, primarily from general manufacturing & wholesale, and oil & gas sectors, and $29.8 million in CRE TDR loans. The majority of the performing TDRs were current as of September 30, 2020 and December 31, 2019.

Nonperforming TDRs were $40.7 million as of September 30, 2020, a decrease of $13.8 million or 25% from $54.5 million as of December 31, 2019. This decrease primarily reflected $19.9 million in sale of C&I loan, and an $11.1 million transfer of a nonperforming CRE loan to OREO, partially offset by additions to TDR, primarily from C&I oil & gas loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of September 30, 2020, there were 11 TDRs totaling $31.3 million that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to COVID-19 Pandemic

Section 4013 of the CARES Act includes a provision that permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances (“Section 4013 CARES Act”). To be eligible under Section 4013, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) December 31, 2020. In response to the loan modification provisions under Section 4013 of the CARES Act, the federal banking regulators issued a revised interagency statement (the “Interagency Statement”) on April 7, 2020 in consultation with the Financial Accounting Standards Board (“FASB”). The Interagency Statement confirmed that for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e. six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification program, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40.

The delinquency aging of loans modified related to COVID-19 pandemic is frozen at the time of the modification. As a result, the recognition of delinquent loans and loan net charge-offs may be delayed for certain borrowers who are enrolled in these loan modification programs, and who would have otherwise moved into past due or nonaccrual status. Interest income continues to be recognized over the accommodation period.

Beginning in late March 2020, the Company provided various commercial and consumer loan modification programs, predominantly in the form of payment deferrals to its borrowers, to offer relief to borrowers from the economic impact of the COVID-19 pandemic. The following table provides a summary of the COVID-19 pandemic-related loan modifications in place as of September 30, 2020, none of which were classified as a TDR. A portion of the balances on deferral represent borrowers who have received multiple accommodations.

($ in thousands)	September 30, 2020
	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	10	$32,599	0%
CRE:
CRE	94	1,029,105	9%
Multifamily residential	14	83,755	3%
Construction and land	2	52,852	9%
Total CRE	110	1,165,712	8%
Total commercial	120	1,198,311	4%
Consumer:
Residential mortgage:
Single-family residential	775	316,745	4%
HELOCs	134	52,866	3%
Total residential mortgage	909	369,611	4%
Total consumer	909	369,611	4%
Total payment deferral and forbearance	1,029	$1,567,922	4%

The above table excludes loan modifications related to the COVID-19 pandemic that did not meet the criteria provided under Section 4013 of the CARES Act or the Interagency Statement, which are also not considered TDRs. The determination to not consider a modification a TDR was made on the premise that the amount of the delayed restructured payments was insignificant relative to the unpaid principal or collateral value of the loan, resulting in an insignificant shortfall in the contractual amount due from the borrower, or an insignificant delay in the timing of the restructured payment period relative to the payment frequency under the loan’s original contractual maturity or expected duration. The table above also excludes loan modifications related to the COVID-19 pandemic made on existing TDRs.

The majority of the COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals three months or less in duration, in the form of principal payment deferrals or principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity, or over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 36 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. On January 1, 2020, the adoption of the new accounting standard increased the allowance for loan losses by $125.2 million, and the allowance for unfunded credit commitments by $10.5 million, partially offset by an after-tax decrease to opening retained earnings of $98.0 million.

The Company’s methodology for determining the allowance for loan losses includes an estimate of expected credit losses on a collective basis for loan groups with similar risk characteristics, and a specific allowance for loans which are individually evaluated. For collectively evaluated loans, the Company uses quantitative models to forecast expected credit losses and these models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions, if such forecasts are considered reasonable and supportable. The Company also considers qualitative factors in determining the allowance for loan losses. Qualitative adjustments are used to capture characteristics in the portfolio that impact expected credit losses, and which are not otherwise fully captured within the Company’s expected credit loss models.

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas where it provides the allowance for unfunded credit commitments: recourse obligations for loans sold, letters of credit, and unfunded lending commitments. The Company’s methodology for determining the allowance for unfunded lending commitments calculation uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the segment of the individual credit.

The Company employs a disciplined process and methodology to establish its allowance for loan losses each quarter. The process for estimating the allowance for loan losses takes into consideration many factors, including historical and forecasted loan loss trends, loan-level credit quality ratings and loan-specific risk characteristics. In addition to regular quarterly reviews of the adequacy of the allowance for loan losses, the Company performs ongoing assessments of the risks inherent in the loan portfolio. Determining the appropriateness of the allowance for loan losses is complex and requires judgement by management about the effect of matters that are inherently uncertain.

The Company is committed to maintaining the allowance for loan losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for loan losses was appropriate as of September 30, 2020, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. See Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — New Accounting Pronouncements Adopted, Note 7 — Loans Receivables and Allowance for Loan Losses — Allowance for Loan Losses and Item 2. MD&A — Critical Accounting Policies and Estimates in this Form 10-Q for a description of the policies, methodologies and judgements used to determine the allowance for credit losses.

The following tables summarize activity in the allowance for loan losses for loans by portfolio segments for the third quarter and first nine months of 2020 and 2019:

($ in thousands)		Three Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071
Provision for (reversal of) credit losses on loans	(a)	31,691	(8,301)	(1,916)	(8,180)	(2,692)	(637)	(76)	9,889
Gross charge-offs		(25,111)	(1,414)	—	—	—	—	(124)	(26,649)
Gross recoveries		1,218	485	665	30	—	43	—	2,441
Total net (charge-offs) recoveries		(23,893)	(929)	665	30	—	43	(124)	(24,208)
Foreign currency translation adjustment		500	—	—	—	—	—	—	500
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Three Months Ended September 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$205,503	$39,811	$19,280	$22,961	$32,763	$6,177	$4,130	$330,625
Provision for (reversal of) credit losses on loans	(a)	37,281	(3,213)	985	6,189	(2,877)	(326)	(160)	37,879
Gross charge-offs		(25,098)	(1,021)	—	—	(11)	—	(12)	(26,142)
Gross recoveries		1,648	1,896	42	21	60	5	7	3,679
Total net (charge-offs) recoveries		(23,450)	875	42	21	49	5	(5)	(22,463)
Foreign currency translation adjustment		(465)	—	—	—	—	—	—	(465)
Allowance for loan losses, end of period		$218,869	$37,473	$20,307	$29,171	$29,935	$5,856	$3,965	$345,576

($ in thousands)		Nine Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	130,171	46,449	7,273	828	(2,659)	(20)	(3,197)	178,845
Gross charge-offs		(57,466)	(2,688)	—	—	—	(221)	(180)	(60,555)
Gross recoveries		3,395	10,371	1,820	58	424	47	94	16,209
Total net (charge-offs) recoveries		(54,071)	7,683	1,820	58	424	(174)	(86)	(44,346)
Foreign currency translation adjustment		308	—	—	—	—	—	—	308
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Nine Months Ended September 30, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multi-Family Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	78,685	(6,127)	46	8,358	(1,528)	75	(259)	79,250
Gross charge-offs		(54,087)	(1,021)	—	—	(11)	—	(40)	(55,159)
Gross recoveries		5,612	3,955	376	523	134	7	14	10,621
Total net (charge-offs) recoveries		(48,475)	2,934	376	523	123	7	(26)	(44,538)
Foreign currency translation adjustment		(458)	—	—	—	—	—	—	(458)
Allowance for loan losses, end of period		$218,869	$37,473	$20,307	$29,171	$29,935	$5,856	$3,965	$345,576

The following table summarizes activity in the allowance for unfunded credit commitments for the third quarter and first nine months of 2020 and 2019:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2020	2019	2020	2019
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$28,972	$13,019	$11,158	$12,566
Impact of ASU 2016-13 adoption		—	—	10,457	—
Provision for credit losses on unfunded credit commitments	(b)	111	405	7,468	858
Allowance for unfunded credit commitments, end of period		$29,083	$13,424	$29,083	$13,424

Provision for credit losses	(a) + (b)	$10,000	$38,284	$186,313	$80,108

The following table presents the Company’s credit quality ratios for the third quarter and first nine months of 2020 and 2019:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average loans held-for-investment	$37,157,095	$33,661,077	$36,485,980	$33,023,468
Loans held-for-investment	$37,437,129	$34,024,976	$37,437,129	$34,024,976
Allowance for loan losses to loans held-for-investment	1.65%	1.02%	1.65%	1.02%
Annualized net charge-offs to average loans held-for-investment	0.26%	0.26%	0.16%	0.18%

As of September 30, 2020, the allowance for loan losses amounted to $618.3 million or 1.65% of loans held-for-investment, compared with $358.3 million or 1.03%, and $345.6 million or 1.02% of loans held-for-investment, as of December 31, 2019 and September 30, 2019, respectively. The $260.0 million or 73% increase in the allowance for loan losses since December 31, 2019 was primarily driven by deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic. Accordingly, the provision for credit losses for the first nine months of 2020 was $186.3 million, compared with $80.1 million for the first nine months of 2019. Additionally, the adoption of ASU 2016-13 increased the allowance for loan losses by $125.2 million on January 1, 2020. The increase to the allowance for loan losses was partially offset by net charge-offs of $44.3 million for the first nine months of 2020.

The allowance for loan losses as of September 30, 2020 was $618.3 million, a decrease of $13.8 million from $632.1 million as of June 30, 2020. The quarter-to-date decrease in the allowance for loan losses was primarily due to an improved macroeconomic outlook as of September 30, 2020, relative to June 30, 2020. This decreased the expected lifetime loan losses for the loan portfolio, supporting a modest reduction in the allowance for loan losses. Accordingly, the provision for credit losses was $10.0 million for the third quarter of 2020, compared with $176.3 million for the first six months of 2020. The allowance for loan losses was also decreased by net charge-offs of $24.2 million for the third quarter of 2020.

While the baseline macroeconomic forecasts for the third and second quarters of 2020 both assumed the global recession beginning to recover from peak recessionary levels by the second quarter of 2020, followed by continued recovery in the second half of 2020, the third quarter forecast projected a sharper recovery in economic conditions. The macroeconomic forecast as of September 30, 2020 reflected slightly improved U.S. GDP growth and unemployment rate, versus the forecast as of June 30, 2020. Our estimate of the allowance for loan losses as of September 30, 2020 was based on a probability weighting of the baseline, upside and downside scenarios. The baseline scenario was considered the “most-likely” outcome by management and is most heavily weighted. Overall, each scenario as of September 30, 2020 assumed less severe adverse economic impacts resulting from the COVID-19 pandemic, compared with June 30, 2020.

Third quarter 2020 gross charge-offs were $26.6 million, primarily from C&I loans, partially offset by gross recoveries of $2.4 million, resulting in net charge-offs of $24.2 million or an annualized 0.26% of average loans held-for-investment. Gross charge-offs for the first nine months of 2020 were $60.6 million, were primarily from C&I loans, partially offset by gross recoveries of $16.2 million, primarily from CRE loans, resulting in net charge-offs of $44.3 million, or an annualized 0.16% of average loans held-for-investment. C&I loan gross charge-offs totaled $25.1 million and $57.5 million for the third quarter and first nine months of 2020, respectively, which included $22.1 million and $47.8 million of oil & gas loan charge-offs during these respective periods.

As of September 30, 2020, PPP loans outstanding were $1.77 billion. As these loans are 100% guaranteed by SBA, the Company expects these loans will have zero expected loss. Accordingly, as of September 30, 2020, these loans had no related allowance for loan losses.

The allowance for unfunded credit commitments was $29.1 million as of September 30, 2020, compared with $11.2 million and $13.4 million as of December 31, 2019 and September 30, 2019, respectively. The Company believes the allowance for loan losses as of September 30, 2020, December 31, 2019 and September 30, 2019 was adequate.

The following table presents an allocation of the allowance for loan losses by portfolio segment as of September 30, 2020 and December 31, 2019 (prior to the adoption of ASU 2016-13):

($ in thousands)	September 30, 2020				December 31, 2019
	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans	% of ACL to Loans	Allowance Allocation	% of Allowance to Total Allowance	Loans as % of Total Loans	% of ACL to Loans
Commercial:
C&I	$389,021	63%	36%	2.92%	$238,376	67%	35%	1.96%
CRE:
CRE	166,810	27%	29%	1.51%	40,509	11%	30%	0.39%
Multifamily residential	23,807	4%	8%	0.78%	22,826	6%	8%	0.80%
Construction and land	10,401	2%	2%	1.80%	19,404	5%	2%	3.09%
Total CRE	201,018	33%	39%	1.37%	82,739	22%	40%	0.60%
Consumer:
Residential mortgage:
Single-family residential	22,622	3%	21%	0.29%	28,527	8%	20%	0.40%
HELOCs	3,273	1%	4%	0.22%	5,265	2%	4%	0.36%
Total residential mortgage	25,895	4%	25%	0.28%	33,792	10%	24%	0.39%
Other consumer	2,318	0%	0%	1.46%	3,380	1%	1%	1.19%
Total	$618,252	100%	100%	1.65%	$358,287	100%	100%	1.03%

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility. At the management level, the Company’s Asset/Liability Committee (“ALCO”) sets the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports to the Board of Directors. These liquidity management practices have allowed the Company to effectively manage the market stress that began in the first quarter of 2020 due to the COVID-19 pandemic.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $41.68 billion as of September 30, 2020, compared with $37.32 billion as of December 31, 2019. The Company’s loan-to-deposit ratio was 90% and 93% as of September 30, 2020 and December 31, 2019, respectively. In addition, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB and FRB of San Francisco to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company’s liquid assets include cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and AFS debt securities. The following table presents the Company’s liquid assets as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020			December 31, 2019
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$4,506,941	$4,506,941	$—	$3,261,149	$3,261,149
Interest-bearing deposits with banks	—	699,465	699,465	—	196,161	196,161
Short-term resale agreements	—	650,000	650,000	—	400,000	400,000
AFS debt securities	710,391	3,828,769	4,539,160	479,432	2,837,782	3,317,214
Total	$710,391	$9,685,175	$10,395,566	$479,432	$6,695,092	$7,174,524

Unencumbered liquid assets totaled $9.69 billion and $6.70 billion as of September 30, 2020 and December 31, 2019, respectively. AFS debt securities included as part of liquidity sources are primarily comprised of mortgage-backed securities and debt securities issued by U.S. government agency and U.S. government-sponsored enterprises, and municipal securities. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means of augmenting the Company’s liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRB, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. As of September 30, 2020, the Company had available borrowing capacity of $17.46 billion. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months

As of September 30, 2020, the Company’s available borrowing capacity with the FHLB and FRB was $8.53 billion and $4.65 billion, respectively. Unencumbered loans and/or securities were pledged to the FHLB and FRB discount window as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $976.0 million as of September 30, 2020. Estimated borrowing capacity from unpledged AFS debt securities totaled $3.31 billion as of September 30, 2020.

In connection with the Company’s participation in the PPP under the CARES Act, the Company has the ability to pledge loans it has originated under the SBA’s PPP program to the PPPLF and receives term funding matching the term of the pledged loans for the full balance of PPP loans held by the Company. As of September 30, 2020, the Company had drawn down PPPLF borrowings totaling $1.43 billion. The Company repaid in full $1.43 billion of the PPPLF borrowings in October 2020.

Liquidity Risk — Liquidity for East West. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2019 Form 10-K. During the first nine months of 2020 and 2019, the Bank paid total dividends of $511.0 million and $140.0 million to East West, respectively.

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

In response to recent developments relating to the COVID-19 pandemic, the Company continues to closely monitor the impact of the pandemic on its business. The uncertainty surrounding the COVID-19 pandemic and in its impact on the financial services industry could potentially impact the liquidity of the Company. The prolonged strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. Nevertheless, the Company believes that the market conditions have shown signs of improvement after the Federal Reserve stepped in with a broad array of actions to stabilize financial markets and lower borrowing costs. As of September 30, 2020, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact of the COVID-19 pandemic on its business and financial position.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated, which may be helpful to highlight business strategies and trends. In addition to this cash flow analysis, the discussion related to liquidity in Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity may provide a useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$430,614	$389,019
Net cash used in investing activities	(4,395,198)	(1,868,818)
Net cash provided by financing activities	5,257,100	1,533,223
Effect of exchange rate changes on cash and cash equivalents	(46,724)	(12,520)
Net increase in cash and cash equivalents	1,245,792	40,904
Cash and cash equivalents, beginning of period	3,261,149	3,001,377
Cash and cash equivalents, end of period	$4,506,941	$3,042,281

Operating Activities — Net cash provided by operating activities was $430.6 million and $389.0 million for the first nine months of 2020 and 2019, respectively. During the first nine months of 2020 and 2019, net cash provided by operating activities mainly reflected inflows of $403.7 million and $485.8 million from net income, respectively. During the first nine months of 2020, net operating cash inflows also benefited from noncash adjustments of $273.2 million to reconcile net income to net operating cash, as well as net changes in accrued expenses and other liabilities of $217.0 million, partially offset by net changes in accrued interest receivable and other assets of $465.2 million. The net changes in accrued interest receivable and other assets of $465.2 million during the first nine months of 2020 was primarily due to changes in derivative asset fair values. In comparison, during the same period in 2019, net operating cash inflows benefited from noncash adjustments of $185.0 million to reconcile net income to net operating cash, as well as net changes in accrued expenses and other liabilities of $77.7 million, partially offset by net changes in accrued interest receivable and other assets of $363.2 million.

Investing Activities — Net cash used in investing activities was $4.40 billion and $1.87 billion for the first nine months of 2020 and 2019, respectively. During the first nine months of 2020, net cash used in investing activities primarily reflected cash outflows of $2.68 billion from loans held-for-investment, $1.14 billion from AFS debt securities and $368.0 million from interest-bearing deposits with banks. The cash outflows from loans held-for-investment were primarily due to C&I, CRE and single-family residential loan growth during the first nine months of 2020. During the same period in 2019, net cash used in investing activities primarily reflected cash outflows of $1.68 billion from loans held-for-investment, $459.1 million from AFS debt securities, and $103.3 million from investments in qualified affordable housing partnerships, tax credit and other investments. These cash outflows used in investing activities were partially offset by cash inflows of $204.5 million from interest-bearing deposits with banks and $175.0 million from resale agreements for the first nine months of 2019.

Financing Activities — Net cash provided by financing activities was $5.26 billion and $1.53 billion for the first nine months of 2020 and 2019, respectively. During the first nine months of 2020, net cash provided by financing activities primarily reflected net increases of $4.27 billion in deposits, and $1.44 billion in PPPLF advances, partially offset by $146.0 million in shares repurchased and $119.2 million in cash dividends paid. During the same period in 2019, net cash provided by financing activities primarily reflected net increases of $1.25 billion in deposits and $418.0 million in FHLB advances, partially offset by $115.0 million in cash dividends paid.

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

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans; it is the primary market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, and affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instrument future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, derived from a regression analysis of the Company’s historical deposit data. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in benchmark market interest rates. The model is also sensitive to the loan and investment prepayment assumptions, based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

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

Since the federal funds rate range was lowered to near zero (between 0.00% and 0.25%) in March 2020 and the Federal Reserve has committed its resources to support the financial markets, business, and state and local governments, it is not expected that rates will decline further, nor is it expected that rates will enter into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of September 30, 2020 are not provided.

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

The federal funds rate range was between 0.00% and 0.25% as of September 30, 2020 and between 1.50% and 1.75% as of December 31, 2019. After lowering the range to between 0.00% and 0.25% in March 2020, the Federal Open Market Committee (“FOMC”) pledged to maintain monetary support for the economy. Moreover, in September 2020, the majority of FOMC members projected that the federal funds rate range will likely remain unchanged through 2022 to provide stimulus to the economy which continues to be strained from the impact of the COVID-19 pandemic.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in upward direction as of September 30, 2020 and in both directions as of December 31, 2019.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	September 30, 2020	December 31, 2019
+200	15.0%	13.2%
+100	6.9%	6.7%
-100	NM	(5.5)%
-200	NM	(8.7)%

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s net interest income profile as of September 30, 2020 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The potential impact of rate decreases is somewhat muted due to the current low rate environment with the federal funds rate floored and the federal funds rate range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The Company’s estimated twelve-month net interest income sensitivity as of September 30, 2020 was higher when compared with the sensitivity as of December 31, 2019, for the upward 200 basis point rate scenario, while the sensitivity remained relatively consistent for the upward 100 basis point rate scenario. This reflects a greater rate of upward repricing in the Company’s rate sensitive assets which offsets simulated increases in interest expense from higher rates on deposits. While there has been an increase in the population of floating rate loans currently at rate floors under the current low rate environment, the combined impact from increases in cash and cash equivalents, noninterest-bearing deposits and a reduction in the base case twelve-month net interest income resulted in the increased net interest income sensitivity for the upward interest rate scenarios.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	September 30, 2020	December 31, 2019
+200 Rate Ramp	5.9%	6.0%
+100 Rate Ramp	2.8%	3.0%
-100 Rate Ramp	NM	(2.6)%
-200 Rate Ramp	NM	(5.1)%

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a more meaningful indication of the potential impact to the Company’s twelve-month net interest income in a rising and falling rate scenario. During the first nine months of 2020, the Company’s modeled sensitivity slightly decreased under a ramp simulation under the upward interest rate scenarios.

Economic Value of Equity at Risk

Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank. The fair market values of a bank's assets and liabilities are directly linked to interest rates. The economic value approach provides a comparatively broader scope than the net income volatility approach since it captures all anticipated cash flows.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of September 30, 2020 and in both directions as of December 31, 2019:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	September 30, 2020	December 31, 2019
+200	11.7%	7.0%
+100	5.8%	3.6%
-100	NM	(1.4)%
-200	NM	(3.5)%

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios increased as of September 30, 2020, compared with the results as of December 31, 2019. The changes in EVE sensitivity during this period were primarily due to the reduced base EVE, the changes in level and shape of the yield curve and large increases in low and noninterest-bearing deposits.

The Company’s EVE profile as of September 30, 2020 reflects an asset sensitive EVE position under the upward interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will periodically enter into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, primarily to manage exposures to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and the financial institutions.

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

Fair Value Hedges — The Company had one and two cancellable interest rate swap contracts as of September 30, 2020 and December 31, 2019, respectively, with original terms of 20 years each. These swap contracts involve the exchange of variable rate payments over the life of the agreements without the exchange of the underlying notional amounts. The changes in fair value of the hedged brokered certificates of deposit are expected to be effectively offset by the changes in fair value of the swaps throughout the terms of these contracts.

Cash Flow Hedges — As of September 30, 2020, the Company entered into two interest rate swap contracts designated to hedge against the risk of variable cash flow that the Company is exposed to from its variable interest rate borrowings, including repurchase agreements and FHLB advances. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period during which the hedged cash flows impact earnings.

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Bank entered into foreign currency forward contracts to hedge its investment in East West Bank (China) Limited, a non-U.S. dollar functional currency subsidiary in China. The hedging instruments designated as net investment hedges, involve hedging the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). As of September 30, 2020, the outstanding foreign currency forwards effectively hedged approximately 50% of the RMB exposure in East West Bank (China) Limited. The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards.

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

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. The warrants included on the Consolidated Financial Statements were from public and private companies.

Commodity Contracts — The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled to market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and use of estimates are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgments in applying complex accounting principles to individual transaction and determining the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments. For significant accounting policies and use of estimates of allowance for credit losses, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q; and for all other significant accounting policies and use of estimates, see Note 1 — Summary of Significant Accounting Policies of the Company’s 2019 Form 10-K.

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

Supplemental Information — Explanation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not in accordance with, or an alternative to GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP. A non-GAAP financial measure may also be a financial metric that is not required by GAAP or other applicable requirements. The Company believes these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. During the first and second quarters of 2019, the Company recorded a $7.0 million pre-tax impairment charge and reversed certain previously claimed tax credits of $30.1 million related to DC Solar, respectively.

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ and shares in thousands, except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Net income	(a)	$159,537	$171,416	$403,713	$485,820
Add: Impairment charge related to DC Solar (1)		—	—	—	6,978
Tax effect of adjustments (2)		—	—	—	(2,063)
Add: Reversal of certain previously claimed tax credits related to DC Solar		—	—	—	30,104
Non-GAAP net income	(b)	$159,537	$171,416	$403,713	$520,839

Diluted weighted-average number of shares outstanding		142,043	146,120	143,082	146,088

Diluted EPS		$1.12	$1.17	$2.82	$3.33
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	—	—	0.03
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		—	—	—	0.21
Non-GAAP diluted EPS		$1.12	$1.17	$2.82	$3.57

Average total assets	(c)	$50,247,259	$43,136,273	$47,753,030	$41,815,490
Average stockholders’ equity	(d)	$5,079,351	$4,838,281	$5,028,122	$4,687,746
ROA (3)	(a)/(c)	1.26%	1.58%	1.13%	1.55%
Non-GAAP ROA (3)	(b)/(c)	1.26%	1.58%	1.13%	1.67%
ROE (3)	(a)/(d)	12.50%	14.06%	10.73%	13.86%
Non-GAAP ROE (3)	(b)/(d)	12.50%	14.06%	10.73%	14.85%

(1)Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.
(2)Applied statutory rate of 29.56% for the nine months ended September 30, 2019.
(3)Annualized.

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Income tax expense	(a)	$36,523	$34,951	$68,630	$138,815
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)	—	—	—	(30,104)
Non-GAAP income tax expense	(c)	$36,523	$34,951	$68,630	$108,711

Income before income taxes	(d)	196,060	$206,367	$472,343	$624,635

Effective tax rate	(a)/(d)	18.63%	16.94%	14.53%	22.22%
Less: Reversal of certain previously claimed tax credits related to DC Solar	(b)/(d)	—%	—%	—%	(4.82)%
Non-GAAP effective tax rate	(c)/(d)	18.63%	16.94%	14.53%	17.40%

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Net interest income before provision for credit losses	(a)	$324,130	$369,807	$1,030,612	$1,099,594
Total noninterest income		49,580	51,474	162,266	146,364
Total revenue	(b)	$373,710	$421,281	$1,192,878	$1,245,958

Total noninterest expense	(c)	$167,650	$176,630	$534,222	$541,215
Less: Amortization of tax credit and other investments		(12,286)	(16,833)	(54,370)	(58,477)
Amortization of core deposit intangibles		(927)	(1,148)	(2,811)	(3,474)
Repurchase agreements’ extinguishment cost		—	—	(8,740)	—
Non-GAAP noninterest expense	(d)	$154,437	$158,649	$468,301	$479,264

Efficiency ratio	(c)/(b)	44.86%	41.93%	44.78%	43.44%
Non-GAAP efficiency ratio	(d)/(b)	41.33%	37.66%	39.26%	38.47%

($ and shares in thousands, except per share data)		September 30, 2020	June 30, 2020	September 30, 2019
Stockholders’ equity	(a)	$5,126,106	$4,987,243	$4,882,664
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(12,369)	(13,490)	(17,435)
Non-GAAP tangible common equity	(b)	$4,648,040	$4,508,056	$4,399,532

Number of common shares at period-end	(c)	141,507	141,486	145,568
Non-GAAP tangible common equity per share	(b)/(c)	$32.85	$31.86	$30.22

(1)Includes core deposit intangibles and mortgage servicing assets.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, particularly with regard to developments related to the COVID-19 pandemic. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to

•the impact of disease pandemics, such as the worldwide spread and a resurgence of the COVID-19 pandemic on the Company, its operations and its customers, employees and the markets in which the Company operates and in which its loans are concentrated; and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the below-mentioned and/or other risks, and significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the SBA’s PPP, the CARES Act and any similar or related rules and regulations, the Federal Reserve efforts to provide liquidity to the U.S. financial system, including changes in government interest rate policies, and to provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic, as well as the resulting effect of all such items on the Company’s operations, liquidity and capital position, and on the financial condition of the Company’s borrowers and other customers;
•changes in the U.S. economy, including an economic slowdown or recession, inflation, deflation, housing prices, employment levels, rate of growth and general business conditions;
•the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the U.S. and the People’s Republic of China;
•changes in the commercial and consumer real estate markets;
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
•impact of a communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused and materially impact the Company’s ability to provide services to its clients;
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
•changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, the California Department of Business Oversight - Division of Financial Institutions, and SBA;
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
•a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of OTTI on securities held in the Company’s AFS debt securities portfolio; and
•impact of natural or man-made disasters or calamities, such as wildfires and earthquakes, which are particular to California, or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

In addition to the risk factors enumerated above, the economic impact of the COVID-19 pandemic could cause actual outcomes to differ, possibly materially, from the Company’s forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Company’s control. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments that are uncertain and unpredictable, including the scope, severity and duration of the pandemic and its impact on the Company’s customers, the actions taken by governmental authorities in response to the pandemic as well as its impact on global and regional economies, and the pace of recovery when the COVID-19 pandemic subsides, among others.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The effects of the COVID-19 pandemic have had and may continue to impact the Company’s businesses, financial condition, liquidity, capital and results of operations, and the extent and duration of these impacts depend on future developments, which remain uncertain and cannot be predicted. A second wave of the COVID-19 pandemic may have a similar or worse impact on the Company than the first wave, and a safe and effective vaccine may not become widely available for some time. The COVID-19 pandemic and governmental responses to the pandemic have had and will likely continue to have a severe impact on global economic conditions, including disruption and volatility in the financial markets, disruption of global supply chains, temporary closures or failures of businesses, increased unemployment, and the imposition of social distancing and restrictions on movement in the U.S. and other countries.

East West Bank is considered an essential business in the eight states where we have branches or office locations. As part of the CARES Act passed by Congress in March 2020, various initiatives to protect and support individuals, businesses and local economies, such as the SBA PPP and the Main Street Lending Program were established. The Company participated in the SBA PPP, which was available until August 8, 2020, and is currently participating in facilitating the forgiveness process. Further, the Company is a participant in the Main Street Lending Program. In addition, to provide further relief to customers during these turbulent times, we are providing loan modifications and payment deferrals for customers impacted by the COVID-19 pandemic, and deferring foreclosures on certain residential mortgage loans consistent with state laws. Our loan portfolio includes loans that are in forbearance but which are not classified as TDRs due to the exclusions provided in the CARES Act and federal banking regulators. In the future, we may be required to classify a portion of these loans as TDRs. In addition, the Company’s participation in and execution of measures taken by governments and regulatory authorities could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. There can be no assurance that the current or any new federal stimulus measures will improve the markets or economies in which we conduct operations. If the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our business, results of operations, and financial condition more substantially over a longer period of time.

The Company has begun to implement its return to the office plan. A portion of our U.S. employees have returned to the office and have started their pre-pandemic routines, including business travel with safety guidelines. All of our employees in Asia are back to the office. We have prepared all East West Bank facilities with employee safety protocols, including personal protection equipment, visual safety reminders related to social distancing, social distancing markers, temperature checks and sanitary products. While the Company is reopening its offices, some of our corporate office employees continue to work remotely or to work on a rotational schedule. However, a resurgence or a second wave of the COVID-19 pandemic may negatively affect our ability to provide services due to increased illnesses among our employees, quarantines, new “stay-at-home” orders or other restrictions on our employees, or the safety measures implemented to prevent illnesses of our employees, including the potential closure of particular branches and certain employees working remotely.

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

The conditions caused by the COVID-19 pandemic could continue to adversely affect the ability of the Company’s borrowers to satisfy their obligations. Taken into consideration that many of the Company’s loans are secured by real estate, a potential decline in real estate markets could further impact the Company’s business and financial condition and the credit quality of the Company’s loan portfolio. If unemployment continues to rise and our customers experience credit deterioration, including inability to pay their loans as they come due or a decrease in the value of collateral and/or higher than usual draws on outstanding lines of credit, our level of charge-offs and provision for credit losses could continue to increase. Further, the disruptions related to COVID-19 pandemic may decrease our borrowers’ confidence with respect to purchasing real estate or homes and adversely affect the demand for the Company’s loans and other products and services, the valuation of our loans, securities, derivatives portfolios, goodwill and intangible, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.

In addition, the unprecedented developments and reports relating to COVID-19 have contributed to heightened volatility in financial markets in the U.S. and worldwide. The continuation of prolonged adverse economic conditions (including whether due to a resurgence or a second wave of COVID-19 infections) primarily in the U.S. and/or Greater China can be expected to have adverse effects on the Company’s businesses, results of operations and financial condition, which could have material impacts on the value of securities, derivatives and other financial instruments which the Company owns. The Company executes transactions with various counterparties in the financial industry, including broker-dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients and further increase the possibility of downgrades in the Company’s credit ratings. This pandemic, and any further measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a significant adverse effect on our results of operations and financial condition. Additionally, the earnings impact from recent and continued emergency interest rate cuts could further compress interest margins, which could potentially have an adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic and a resultant or prolonged economic downturn continue to impact our business, results of operations and financial condition is uncertain and will depend on numerous evolving factors that are outside our control and we may not be able to accurately predict, including the scope, severity and duration of the pandemic, the governmental, business and individual actions in response to the pandemic, the impact of those actions on global economic activities, as well as the pace of economic recovery when the COVID-19 pandemic subsides. To the extent the COVID-19 pandemic continues to adversely affect our business, results of operations and financial condition, as well as global economic conditions more generally, it may also heighten many of the other risk factors described in the Company’s 2019 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities for the third quarter and first nine months of 2020. The following table summarizes common stock repurchased by the Company under the Company’s common stock repurchase program for the first nine months of 2020. There were no repurchased activities for the second and third quarters of 2020.

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares of Common Stock Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions) (2)
January 1, 2020 — January 31, 2020	—	$—	—	$500.0
February 1, 2020 — February 29, 2020	—	—	—	500.0
March 1, 2020 — March 31, 2020	4,471,682	32.64	4,471,682	354.0
April 1, 2020 — April 30, 2020	—	—	—	354.0
May 1, 2020 — May 31, 2020	—	—	—	354.0
June 1, 2020 — June 30, 2020	—	—	—	354.0
July 1, 2020 — July 31, 2020	—	—	—	354.0
August 1, 2020 — August 31, 2020	—	—	—	354.0
September 1, 2020 — September 30, 2020	—	—	—	354.0
Total	4,471,682	$32.64	4,471,682	$354.0

(1)Excludes activity of common stock pursuant to various stock compensation plans and agreements totaling $7.7 million.
(2)On March 3, 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The share repurchase authorization has no expiration date.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

10.1	Amendment to Employment Agreement - Irene H. Oh * Filed herewith.

10.2	Amendment to Employment Agreement - Catherine Zhou * Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LGD	Loss given default
ALCO	Asset/Liability Committee	LIBOR	London Interbank Offered Rate
AOCI	Accumulated other comprehensive income (loss)	LTV	Loan-to-value
ARRC	Alternative Reference Rates Committee	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASC	Accounting Standards Codification	MMBTU	Million British thermal unit
ASU	Accounting Standards Update	Moody's	Moody’s Investors Service
C&I	Commercial and industrial	NAV	Net asset value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
CECL	Current expected credit losses	OTTI	Other-than-temporary impairment
CET1	Common Equity Tier 1	PCD	Purchased credit deteriorated
CLO	Collateralized loan obligation	PCI	Purchased credit impaired
CME	Chicago Mercantile Exchange	PD	Probability of default
COVID-19	Coronavirus Disease 2019	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	PPPLF	Paycheck Protection Program Liquidity Facility
CRE	Commercial real estate	RMB	Chinese renminbi
E&P	Exploration and production	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERM	Enterprise risk management	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	S&P	Standard and Poor's
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
Fitch	Fitch Ratings	SBLC	Standby letter of credit
FOMC	Federal Open Market Committee	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TDR	Troubled debt restructuring
GAAP	Generally accepted accounting principles	U.S.	United States
HELOC	Home equity line of credit	UER	Unemployment rate
ISDA	International Swaps and Derivatives Association, Inc.	USD	U.S. dollar
LCH	London Clearing House	VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 6, 2020

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer