Form 10-K
period 2020-12-31
EAST WEST BANCORP INC
filed 2021-02-26
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $5,090,501,829 (based on the June 30, 2020 closing price of Common Stock of $36.24 per share). As of January 31, 2021, 141,565,473 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EAST WEST BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (“this Form 10-K”) contains certain forward-looking information about us that is intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, particularly with regard to developments related to the Coronavirus Disease 2019 (“COVID-19”) pandemic. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•the impact of disease pandemics, such as the resurgences and subsequent waves of the COVID-19 pandemic on the Company, its operations and its customers, employees and the markets in which the Company operates and in which its loans are concentrated; and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it, which may precipitate or exacerbate one or more of the below-mentioned and/or other risks, and significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and any similar or related rules and regulations, the Board of Governors of the Federal Reserve System (“Federal Reserve”) efforts to provide liquidity to the United States (“U.S.”) financial system, including changes in government interest rate policies, and to provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic, as well as the resulting effect of all such items on the Company’s operations, liquidity and capital position, and on the financial condition of the Company’s borrowers and other customers;
•changes in the U.S. economy, including an economic slowdown or recession, inflation, deflation, housing prices, employment levels, rate of growth and general business conditions;
•changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, the U.S. Securities and Exchange Commission (“SEC”), the Consumer Financial Protection Bureau (“CFPB”) and the California Department of Financial Protection and Innovation (“DFPI”) - Division of Financial Institutions, and SBA;
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

•impact of benchmark interest rate reform in the U.S. that resulted in the Secured Overnight Financing Rate (“SOFR”) being selected as the preferred alternative reference rate to the London Interbank Offered Rate (“LIBOR”);
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
•changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on critical accounting policies and assumptions;
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
•a recurrence of significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of other-than-temporary impairment (“OTTI”) on securities held in the Company’s available-for-sale (“AFS”) debt securities portfolio; and
•impact of natural or man-made disasters or calamities, such as wildfires and earthquakes, which are particular to California, or conflicts or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

Given the ongoing and dynamic nature of the COVID-19 pandemic circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments that are uncertain and unpredictable, including the scope, severity and duration of the pandemic and its impact on the Company’s customers, the actions taken by governmental authorities in response to the pandemic as well as its impact on global and regional economies, and the pace of recovery when the COVID-19 pandemic subsides, among others.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. The Company operates in more than 120 locations in the U.S. and Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. The Bank has a banking subsidiary based in China - East West Bank (China) Limited.

As of December 31, 2020, the Company had $52.16 billion in total assets, $37.77 billion in total loans (including loans held-for-sale, net of allowance), $44.86 billion in total deposits, and $5.27 billion in total stockholders’ equity.

Strategy

The Bank continues to develop its international banking presence with its network of overseas branches and representative offices that include four full-service branches in Greater China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank also has four representative offices in Greater China, located in Beijing, Chongqing, Guangzhou and Xiamen. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through these branches and offices, the Bank is focused on growing its cross-border client base between the U.S. and Greater China, helping U.S. based businesses expand in Greater China and companies based in Greater China pursue business opportunities in the U.S.

The Bank believes that its customers benefit from the Bank’s understanding of the Greater China markets through its physical presence, corporate and organizational ties in Greater China, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with its senior management’s and Board of Directors’ extensive ties to Chinese business opportunities and Chinese-American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence in Greater China to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

The Bank continues to explore opportunities to establish other foreign offices, subsidiaries, strategic investments and partnerships to expand its international banking capabilities and to capitalize on long-term cross-border business opportunities between the U.S. and Greater China.

Banking Services

As of December 31, 2020, the Bank was the fourth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Greater China. The Bank also has a strong focus on the Chinese-American community. Through its network of over 120 banking locations in the U.S. and Greater China, the Bank provides a wide range of personal and commercial banking services to businesses and individuals. The Bank provides services to its customers in English and in over 10 other languages. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management, and wealth management services. The Bank’s lending activities include commercial and residential real estate, lines of credit, construction, trade finance, letters of credit, commercial business, affordable housing lending, asset-based lending and equipment financing. In addition, the Bank is focused on providing financing to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Greater China.

The integration of digital channels and brick and mortar channels has been our focus, and an area of investment for the bank, for both commercial and consumer banking platforms. Our strategic priorities include the use of technology to innovate and expand commercial payments and treasury management products and services. We are also developing a digital consumer banking platform to enhance our customer user experience and offer a full suite of banking services tailored to our customers’ unique needs. The omnichannel banking service approach increases efficiency, enables us to provide a better customer experience and deepen customer relationships.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. The Commercial Banking segment primarily generates commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, are aggregated and included in the Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Operating Segment Results and Note 18 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions and numerous other providers of financial services. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, interest rates on loans and deposits, and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share among the Chinese-American community, and maintains a differentiated presence within selected markets by providing cross-border expertise to customers in a number of industry specializations between the U.S. and Greater China.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to a diverse customer base, we believe that the strength of our workforce is one of the significant contributors to our success. Our key human capital objectives are to attract, retain and develop quality talent, who we reward through competitive pay and benefits. To achieve these objectives, our human resource programs have been designed based on our core values and attributes which include absolute integrity, customer-centric principles, creativity, respect, teamwork, expertise, and selflessness. These core values and attributes are used to prepare our employees for leadership positions and to advance their careers. East West is committed to promoting diversity in employment and advancement.

As of December 31, 2020, we had approximately 3,200 full-time equivalent employees, of which 220 are in China and Hong Kong. None of our employees are subject to a collective bargaining agreement.

Diversity and Inclusion

East West Bank was founded in 1973 in Chinatown, Los Angeles, California as a savings & loan association for immigrants who were underserved by mainstream banks, and, as such, we have a long history of, and commitment to, diversity and inclusion. As of December 31, 2020, the Bank had grown to be the largest FDIC-insured, minority-operated depository institution headquartered in the continental United States, serving communities with diverse ethnicities and socio-economic backgrounds in seven states across the nation. Our operations are concentrated in areas that include larger numbers of immigrants and minorities. We proudly offer financing for affordable housing, provide community development loans, and partner with a diverse list of nonprofit and community-based organizations to promote wealth generation and entrepreneurship in underserved communities. Throughout our history, the diversity of our employees has been essential to successfully grow customer relationships.

Our commitment to diversity is reflected in the composition of our employees. In 2020, 74% of the Company’s employees are Asian or Asian-American, 15% are other minorities of color, and 11% are Caucasian. Nearly two-thirds of our employees are women. Our managers are equally as diverse as our employees: 75% of our managers are Asian or Asian-American and 11% are other minorities of color, and 57% of our managers are women. In addition, given our diverse customer base and the diversity of the communities that we serve, our retail bankers are able to assist customers in English and in over 10 other languages.

The composition of our Board of Directors exemplifies our commitment to diversity. Of our eight directors, six are minorities, representing four ethnic groups, and three are women.

Talent Acquisition, Development and Promotion

We endeavor to attract, retain and develop diverse talent as part of our ongoing commitment to building a stronger workforce to serve our customers and communities. We offer a total compensation package, including salary, benefits and incentive pay, which is competitive with those offered by our peers in the businesses and markets where we operate. We are committed to fair and equitable compensation programs, and regularly assess the current business environment and labor markets to review our compensation and benefits programs for pay equity.

To foster a strong sense of ownership and to align the interests of our employees with our shareholders, restricted stock units are awarded to eligible employees under our stock incentive programs. We award stock grants under our “Spirit of Ownership” program to all of our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the success they help create. The fact that our employees are also owners is a source of pride for EWBC.

We recognize the importance of employee development and career growth in achieving personal development for our employees and also the Company’s strategic objectives. We provide a variety of resources to help our employees grow in their current roles and build new skills for future advancement, including tuition reimbursement and a management trainee program. Our success in talent development is evident by our internal promotions into leadership positions.

Health, Safety and Wellness

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. Comprehensive health insurance coverage is offered to employees working at least 30 hours or more each week. Prior to the COVID-19 pandemic, we offered a variety of programs and benefits designed to promote employee wellness. In addition, we encourage our employees to engage with our local communities by leading or participating in events to foster community and development, as COVID-19 safety protocols permit. Based on the guidance from health authorities regarding the COVID-19 pandemic, we provided resources and implemented measures to limit the risk of exposure to our employees, and the communities in which they live and work. Refer to Item 7 MD&A — Overview — Our response to the COVID-19 pandemic for further discussion.

Available Information

The Company’s website is www.eastwestbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Shareholders may also request a copy of any of the above-referenced reports and corporate governance documents free of charge by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

Supervision and Regulation

Overview

East West and the Bank are subject to extensive and comprehensive regulation under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the DFPI, and, with respect to consumer laws, the CFPB. As insurer of the Bank’s deposits, the FDIC has back-up examination authority of the Bank as well. In addition, the Bank is regulated by certain foreign regulatory agencies in international jurisdictions where we now, or may in the future wish to conduct business, including China and Hong Kong.

The Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “EWBC” and subject to Nasdaq rules for listed companies. The Company is also subject to the accounting oversight and corporate governance of the Sarbanes-Oxley Act of 2002.

Described below are material elements of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

East West

As a bank holding company and pursuant to its election of financial holding company status, East West is subject to regulation, supervision, and examinations by the Federal Reserve under the BHC Act. The BHC Act provides a federal framework for the regulation and supervision of all bank holding companies and their nonbank subsidiaries. The BHC Act and other federal statutes grant the Federal Reserve authority to, among other things:
•require periodic reports and such additional information as the Federal Reserve may require in its discretion;
•require bank holding companies to maintain certain levels of capital and, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), limit the ability of bank holding companies to pay dividends or bonuses unless their capital levels exceed the capital conservation buffer (see Item 1. Business — Supervision and Regulation — Capital Requirements);
•require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank, including at times when bank holding companies may not be inclined to do so, and the failure to do so generally may be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations or both;
•restrict dividends and other distributions from subsidiary banks to their parent bank holding companies;
•require bank holding companies to terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries, affiliates or investments if the Federal Reserve believes that the activity or the control of the nonbank subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of the bank holding company, or if the activity, ownership, or control is inconsistent with the purposes of the BHC Act;
•regulate provisions of certain bank holding company debt, including by imposing interest ceilings and reserve requirements on such debt and requiring a bank holding company to obtain prior approval to purchase or redeem its securities in certain situations;
•approve in advance senior executive officer or director changes and prohibit (under certain circumstances) golden parachute payments to officers and employees, including change in control agreements and new employment agreements, that are contingent upon termination; and
•approve in advance acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DFPI approval may also be required for certain acquisitions and mergers involving a California-chartered bank such as the Bank.

East West’s election to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), generally allows East West to engage in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature, or acquire and retain the shares of a company engaged in any such activity, without prior Federal Reserve approval. Activities that are considered to be financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. To maintain financial holding company status and continue to be able to engage in new activities or investments that are financial in nature, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed”, and the financial holding company’s depository institution subsidiaries must have Community Reinvestment Act (“CRA”) records of at least “satisfactory.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item. As of December 31, 2020, East West is a financial holding company and has financial subsidiaries, as discussed in Item 1. Business — Organization.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank and a member of the Federal Reserve, and its deposits are insured by the FDIC. The Bank’s operations in the U.S. are primarily regulated and supervised by the Federal Reserve and the DFPI, and its activities outside the U.S. are regulated and supervised by both its U.S. regulators and the applicable regulatory authority in the host country in which each overseas office is located. Specific federal and state laws and regulations that are applicable to banks regulate, among other things, their regulatory capital levels, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. Bank regulatory agencies also have extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies. California law permits state-chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. The Bank may also form subsidiaries to engage in the many activities commonly conducted by national banks in operating subsidiaries. Further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is “well capitalized” and “well managed” and has a CRA rating of at least “satisfactory.”

Regulation of Subsidiaries and Branches

The Bank’s foreign-based subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the China Banking and Insurance Regulatory Commission. East West Bank’s Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority and the Securities and Futures Commission of Hong Kong.

Regulatory Capital Requirements

The federal banking agencies have imposed risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. In July 2013, the federal banking agencies adopted final rules (the “Basel III Capital Rules”) establishing a comprehensive capital framework for U.S. banking organizations that became effective for the Company and the Bank beginning January 1, 2015. The Basel III Capital Rules define the components of regulatory capital, include a required ratio of Common Equity Tier 1 (“CET1”) capital to risk-weighted assets and restrict the type of instruments that may be recognized in Tier 1 and 2 capital (including by phasing out trust preferred securities from Tier 1 capital for bank holding companies). The Basel III Capital Rules also prescribe a standardized approach for risk weighting assets and include a number of risk weighting categories that affect the denominator in banking institutions’ regulatory capital ratios.

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total capital (Tier 1 plus Tier 2) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% that fully phased in on January 1, 2019, on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. To avoid these constraints, a banking organization must meet or exceed the following risk-based capital ratios (after any distribution): (i) CET1 capital to risk-weighted assets of 7.0%, (ii) Tier 1 capital to risk-weighted assets of 8.5%, and (iii) total risk-based capital to risk-weighted assets of 10.5%.

As of December 31, 2020, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 17 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

The Bank is also subject to additional capital requirements under the Prompt Corrective Action (“PCA”) regulations that implement Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below under the Prompt Corrective Action section.

Recent Regulatory Capital-Related Developments

From time to time, the regulatory agencies propose changes and amendments to, and issue interpretations of, risk-based capital requirements and related reporting instructions. Such proposals and interpretations could, if implemented in the future, affect our regulatory capital requirements and reported capital ratios.

In July 2019, the federal banking agencies issued a final rule (the “Capital Simplifications Rule”) to reduce regulatory compliance burden by simplifying certain risk-based and leverage capital requirements of the Basel III Capital Rules for non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets and with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank. The Capital Simplifications Rule became effective for the Company and the Bank on April 1, 2020. Application of the Capital Simplifications Rule to our consolidated balance sheet did not have a significant impact on the capital ratios of the Company and the Bank.

In light of the recent disruptions in economic conditions caused by COVID-19 pandemic, the federal banking agencies have also revised the definition of eligible retained income to be the greater of (1) a banking organization’s net income for the four preceding calendar quarters, net of any distributions and associated tax effects not already reflected in net income, and (2) the average of a banking organization’s net income over the preceding four quarters. This revision reduces the likelihood that a banking organization is suddenly subject to abrupt and restrictive distribution limitations in a scenario where its capital ratios fall below an applicable minimum risk-based capital ratio requirement plus capital conservation buffer, and instead makes the application of these limitations more gradual. The revision became effective on March 20, 2020.

In April 2020, in recognition of the CARES Act requirements and to facilitate the use of the Paycheck Protection Program Liquidity Facility (“PPPLF”), the U.S. banking agencies issued an interim final rule that allows banking organizations to exclude from risk-based and leverage capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis through the PPPLF. The interim final rule states that PPP loans originated by a banking organization under the PPP will be risk-weighted at zero percent for regulatory capital purposes and PPP loans pledged as collateral to PPPLF may be excluded from the denominator of the Tier 1 leverage ratio. In addition, the CARES Act, the banking agencies’ “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued on March 22, 2020 and April 7, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), enacted December 27, 2020, provided options for financial institutions to elect to temporarily suspend troubled debt restructurings (“TDR”) accounting under Accounting Standards Codification (“ASC”) Subtopic 310-40. For additional information, see Note 1 — Summary of Significant Accounting Policies, Troubled Debt Restructurings, to the Consolidated Financial Statements in this Form 10-K. The election to apply the TDR relief under these regulatory guidance provided banking organizations such as the Bank a capital benefit by increasing its regulatory capital ratios as the loan modifications related to the COVID-19 pandemic are not adjusted to a higher risk weighting normally associated with a TDR classification.

In December 2018, the regulatory agencies approved a final rule to address changes to credit loss accounting, including with respect to banking organizations’ implementation of the Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduced the current expected credit losses (“CECL”) methodology. The final rule among other things provides banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital upon the adoption of ASU 2016-13. On March 31, 2020, the federal banking agencies issued an interim final rule that provided banking organizations that adopted CECL during 2020, the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition, in total). The Company adopted the five-year transition in 2020. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Under the federal banking agencies’ regulations implementing the PCA provisions of the FDIA, an insured depository institution generally is classified in the following categories based on the capital measures indicated:

PCA Category	Risk-Based Capital Ratios
	Total Capital	Tier 1 Capital	CET1 Capital	Tier 1 Leverage
Well capitalized (1)	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

(1)Additionally, to be classified as well capitalized, an insured depository institution may not be subject to any written agreement, order, capital directive, or PCA directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” Undercapitalized institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cessation of receipt of deposits from correspondent banks and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also generally permits only “well capitalized” insured depository institutions to accept brokered deposits, however an “adequately capitalized” institution may apply to the FDIC for a waiver of this restriction.

Economic Growth, Regulatory Relief, and Consumer Act and Stress Testing

In May 2018, the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended certain provisions in the Dodd-Frank Act and other statutes administered by the Federal Reserve. Amongst other things, the EGRRCPA provided regulatory relief, including from risk committee requirements, for bank holding companies and state member banks with total consolidated assets between $10 billion and $50 billion. We were among the bank holding companies and banks in this range until we exceeded $50 billion in total consolidated assets as of September 30, 2020.

The EGRRCPA also lifted the asset size threshold and provided relief for banks with assets between $50 billion and $100 billion with respect to many of the Dodd-Frank Act’s enhanced prudential standards, except for the risk committee requirements. The EGRRCPA also raised the asset size threshold for required company-run stress testing at banks and bank holding companies from $10 billion to $250 billion. Additionally, based on authority provided in the EGRRCPA, the Federal Reserve raised the asset size threshold for required supervisory stress testing at bank holding companies from $50 billion to $100 billion. Although the Company and the Bank are not required to conduct stress tests, we continue to conduct annual capital and quarterly liquidity stress tests.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial laws that apply to banking institutions and certain other companies. The CFPB has exclusive authority to examine insured depository institutions with assets exceeding $10 billion (such as the Bank) and their affiliates with respect to these consumer financial laws, and may also take enforcement action. The CFPB may focus its supervisory, examination, and enforcement efforts on, among other things:
•risks to consumers and compliance with federal consumer financial laws when evaluating the policies and practices of a financial institution;
•unfair, deceptive, or abusive acts or practices, which the Dodd-Frank Act empowers the CFPB to prevent through rulemaking, enforcement and examination;
•rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Electronic Fund Transfer Act, Equal Credit Opportunity Act and Fair Credit Billing Act; and
•the markets in which firms operate and risks to consumers posed by activities in those markets.

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with consumers when taking deposits, making loans, collecting payments on loans and providing other services. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured credit.

The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash or an interest-bearing account at the Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. On March 26, 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all deposit institutions, an action that provides liquidity in the banking system to support lending to households and businesses. The Bank is also a member bank and stockholder of the Federal Reserve Bank of San Francisco (“FRBSF”).

Dividends and Other Transfers of Funds

The principal source of liquidity of East West is dividends received from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have an authority to prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regime, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “significantly undercapitalized” or, in some circumstances, “undercapitalized.” It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only if the company’s net income available to common stockholders over the past four quarters, net of distributions, would be sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are very strong.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that strictly limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulations promulgated by the Federal Reserve limit the types, terms and amounts of these transactions and generally require the transactions to be on an arm’s-length basis. In general, these regulations require that “covered transactions,” which include bank’s extensions of credit to or purchase of assets from an affiliate, be limited to 10% of the bank’s capital and surplus with respect to any one affiliate, and 20% of the bank’s capital and surplus with respect to the aggregate of all covered transactions with all affiliates. In addition, a bank generally may not extend credit to an affiliate unless the extension of credit is secured by specified amounts of collateral. The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions, including by treating derivative transactions resulting in a bank’s credit exposure to an affiliate as covered transactions. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Community Reinvestment Act

Under the CRA, an insured depository institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including low- and moderate-income borrowers and neighborhoods. The Federal Reserve periodically evaluates a state member bank’s performance under applicable performance criteria and assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Federal Reserve takes this performance into account when reviewing applications by banks and their parent companies to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or acquire other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications. On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking that invites the public to comment on its proposal to modernize CRA regulations by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The impact on the Company from any changes in CRA regulations will depend on how they are implemented and applied.

FDIC Deposit Insurance Assessments

The FDIC insures the Bank’s customer deposits through the DIF up to $250,000 for each depositor, per FDIC-insured bank, for each account ownership category. The DIF is funded mainly through quarterly insurance assessments on insured banks based on their assessment base. The Dodd-Frank Act revised the FDIC’s fund management authority by establishing a minimum Designated Reserve Ratio of 1.35 percent of total estimated insured deposits and redefining the assessment base to be calculated as average consolidated total assets minus average tangible equity. The Bank’s DIF quarterly assessment is calculated by multiplying its assessment base by the applicable assessment rate. The assessment rate is calculated based on an institution’s risk profile, including capital adequacy, asset quality, management, earnings, liquidity and sensitivity to market risk ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and a measure of loss severity that estimates the relative magnitude of potential losses to the FDIC in the event of the Bank’s failure.

As of June 30, 2020, the DIF reserve ratio fell to 1.30 percent, below the statutory minimum of 1.35 percent. The decline in the ratio was due to extraordinary insured deposit growth, which was resulted mainly from the COVID-19 pandemic, specifically monetary policy action, direct government assistance to the consumers and businesses, and an overall reduction in spending. The FDIC projects that the DIF reserve ratio would return to 1.35 percent without further action by the FDIC and has continued to maintain existing schedule of assessment rates.

In June 2020, the FDIC published a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, PPPLF and the Money Market Mutual Fund Liquidity Facility (“MMLF”). Under the rule, the FDIC provided adjustments to the risk based premium formula and certain of its risk ratios, and an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP and MMLF. Absent such a change to the assessment rules, an insured depository institution could have become subject to increased deposit insurance assessments based on its participation in the PPP, PPPLF or MMLF programs. This final rule became effective on April 1, 2020, which applied the changes to deposit insurance assessments starting in the second quarter of 2020.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, condition, or order imposed by the FDIC.

Bank Secrecy Act and Anti-Money Laundering

The Bank Secrecy Act (“BSA”), USA PATRIOT Act of 2001 (“PATRIOT Act”), federal laws and regulations impose obligations on U.S. financial institutions to implement and maintain appropriate policies, procedures and controls, which are reasonably designed to prevent, detect and report instances of money laundering, the financing of terrorism and to comply with the recordkeeping and reporting requirements. Regulatory agencies expect that the Bank will have an effective governance structure for the program which includes effective oversight by our Board of Directors and management. We regularly evaluate and continue to enhance our systems and procedures to comply with the PATRIOT Act and other anti-money laundering (“AML”) initiatives. Failure of a financial institution to maintain and implement adequate BSA/AML programs, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Anti-Money Laundering Act of 2020, which became law in January 2021, made a number of changes to anti-money laundering laws, including increasing penalties for anti-money laundering violations. The Bank regularly evaluates and continues to enhance its systems and procedures to ensure compliance with the regulations.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. financial institutions do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. Banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against designated foreign countries, designated nationals, and others. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.

Privacy and Cybersecurity

Federal statutes and regulations require banking organizations to take certain actions to protect nonpublic consumer financial information. The Bank has prepared a privacy policy that it must disclose to consumers annually. In some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. Additional conditions affect the Bank’s information exchanges with credit reporting agencies. The Bank's privacy practices and the effectiveness of its systems to protect consumer privacy are subjects covered in the Federal Reserve’s periodic compliance examinations.

Consumer data privacy and data protection are also the subject of state laws. For example, on January 1, 2020, the Bank became subject to the California Consumer Privacy Act (“CCPA”). This statute grants consumers several rights, including the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. The California Attorney General has adopted regulations to implement the CCPA.

The Federal Reserve pays close attention to the cybersecurity practices of state member banks and their holding companies and affiliates. The interagency council of the agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued a number of policy statements and other guidance for banks in light of the growing threat posed by cybersecurity threats. FFIEC has recently focused on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. Additionally, on December 18, 2020, the federal banking agencies released a notice of proposed rulemaking that would require a banking organization to notify its primary federal regulator within 36 hours of a significant cybersecurity incident.

Future Legislation and Regulation

New statutes, regulations and policies that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions and public companies operating in the U.S. are regularly adopted. Such changes to applicable status, regulations and policies may change the Company’s operating environment in substantial and unpredictable ways, increase the Company’s cost of conducting business, impede the efficiency of the internal business processes, and restrict or expand the activities in which the Company may engage. Accordingly, such changes may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects and the overall growth and distribution of loans, investments and deposits. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our businesses may be affected by any new statute or regulation.

ITEM 1A.  RISK FACTORS

In the course of conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company’s enterprise risk management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies the Company’s major risk categories as risks related to the COVID-19 pandemic; geopolitical uncertainties; financial risks; capital and liquidity risks; credit risk; operational risk; regulatory, compliance and legal risks; accounting and tax risks; and strategic and reputational risks. The ERM is comprised of senior management of the Company and chaired by the Chief Risk Officer.

The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations and financial condition. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties the Company may face and although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic have impacted, and may continue to impact, the Company’s businesses, financial condition, liquidity, capital and results of operations, and the extent and duration of these impacts depend on future developments, which remain uncertain and cannot be predicted. The COVID-19 pandemic and governmental responses to the pandemic have had and will likely continue to have a severe impact on global economic conditions, including disruption and volatility in the financial markets, disruption of global supply chains, temporary closures or failures of businesses, increased unemployment, and the imposition of social distancing and restrictions on movement in the U.S. and other countries.

East West Bank is considered an essential business in the seven states where we have branches or office locations. In response to the COVID-19 pandemic and to enhanced health and safety measures, the Company has implemented business continuity plans, prepared all East West Bank facilities with employee safety protocols, including personal protection equipment, visual safety reminders related to social distancing, social distancing markers, temperature checks and sanitary products, and continued to provide financial services to our customers. Subsequent waves of the COVID-19 pandemic may negatively affect our ability to provide services due to increased illnesses among our employees, quarantines, new “stay-at-home” orders or other restrictions on our employees, or the safety measures implemented to prevent illnesses of our employees, including the potential closure of particular branches and certain employees working remotely.

Governments and regulatory authorities worldwide have taken and may continue to take measures to stabilize the markets and support economic growth. However, the success of these measures is unknown, and these measures may not be sufficient to address the negative economic effects of the COVID-19 pandemic or to avert severe and prolonged slowdowns in economic activity.

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

The conditions caused by the COVID-19 pandemic could continue to adversely affect the ability of the Company’s borrowers to satisfy their obligations. Given that many of the Company’s loans are secured by real estate, a potential decline in real estate markets could further impact the Company’s business and financial condition, and the credit quality of the Company’s loan portfolio. In addition, some of the Company’s business customers are in volatile businesses and industries, which are sensitive to global economic conditions, supply chain disruptions and/or commodity prices. Any decline in these businesses and industries could cause decreased borrowings and potentially increase credit losses, which in turn could adversely affect the Company’s financial condition. If unemployment continues to rise and our customers experience credit deterioration, including inability to pay loans as they come due or a decrease in the value of collateral and/or higher than usual draws on outstanding lines of credit, our level of charge-offs and provision for credit losses could continue to increase. Further, the disruptions related to the COVID-19 pandemic may decrease our borrowers’ confidence with respect to purchasing real estate or homes and adversely affect the demand for the Company’s loans and other products and services, the valuation of our loans, securities, derivatives portfolios, goodwill and intangibles, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.

In addition, the unprecedented developments relating to the COVID-19 pandemic have contributed to heightened volatility in financial markets in the U.S. and worldwide. The continuation of prolonged adverse economic conditions primarily in the U.S. and/or Greater China can be expected to have adverse effects on the Company’s businesses, results of operations and financial condition. Market declines or volatility due to the COVID-19 pandemic could have material impacts on the value of securities, derivatives and other financial instruments which the Company owns. The Company executes transactions with various counterparties in the financial industry, including broker-dealers, commercial banks and investment banks, and defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients and further increase the possibility of downgrades in the Company’s credit ratings. Any further measures undertaken by governmental authorities to address the COVID-19 pandemic could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, which could have a significant adverse effect on our results of operations and financial condition. Economic distress due to the COVID-19 pandemic could exacerbate these effects. Additionally, the earnings impact from recent and continued emergency interest rate cuts could further compress interest margins, which could potentially have an adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic and associated economic downturn continue to impact our businesses, results of operations and financial condition is uncertain and will depend on numerous evolving factors that are outside our control and cannot be accurately predicted, including the scope, severity and duration of the pandemic, the governmental, business and individual actions in response to the pandemic, the impact of those actions on global economic activities, and the pace of economic recovery when the COVID-19 pandemic subsides.

The impact of the U.S. federal government actions to mitigate the effects of the COVID-19 pandemic, and our participation in those efforts, may materially and adversely affect our businesses, results of operations and financial condition. The U.S. federal government has taken significant action to address the economic and financial effects of the COVID-19 pandemic. The Federal Reserve has sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs. In addition, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the enactment on March 27, 2020 of the CARES Act, which, among other things, established various initiatives to protect individuals, businesses and local economies in an effort to lessen the impact of the COVID-19 pandemic on consumers and businesses. These initiatives included the PPP, funding and authority for the Federal Reserve and U.S. Department of Treasury to establish the Main Street Lending Program (“MSLP”), relief with respect to TDRs, mortgage forbearance, and extended unemployment benefits. In response to the continued market disruption and economic impact of the COVID-19 pandemic, the President signed into law the CAA on December 27, 2020. The CAA extended some of these relief provisions in certain respects as well as provided other forms of relief.

The PPP permitted small businesses, sole proprietorships, independent contractors and self-employed individuals to apply for forgivable loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The CARES Act appropriated $349 billion to fund the PPP, and Congress appropriated an additional $310 billion for PPP commitments on April 24, 2020, and amended the PPP on June 5, 2020 to make the terms of the PPP loans and loan forgiveness more flexible. From April to August 2020, we accepted PPP applications and originated loans to qualified small businesses under this program. Consistent with the terms of the PPP, these loans carry an interest rate of 1% and are 100% guaranteed by the SBA. The substantial majority of the Company’s PPP loans have a term of two years. The Federal Reserve established the PPPLF to enable Federal Reserve Banks to extend credit to financial institutions that originate PPP loans, while taking the PPP loans as collateral. Earlier in 2020, we borrowed under the PPPLF by pledging PPP loans as collateral, and paid down all borrowings in the month of October 2020. The CAA provided additional funding to the PPP, expanded eligibility of business for the PPP, extended the PPP to March 31, 2021, and allowed eligible borrowers to obtain a second PPP loan with a maximum amount of $2 million. In January 2021, the Company began processing applications under this latest round of the SBA’s PPP. The Bank was also a participating lender in the MSLP, which was established by the Federal Reserve to support lending to small- and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company’s participation in these programs could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our businesses, results of operations, and financial condition more substantially over a longer period of time.

The CARES Act, as amended by the CAA, and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under the U.S. Generally Accepted Accounting Principles (“GAAP”) related to classification of certain loan modifications as TDRs, to account for the current and anticipated effects of the COVID-19 pandemic. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of the COVID-19 pandemic on financial institutions and their customers. Among other provisions, sections 4022 and 4023 of the CARES Act, respectively, require mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which can be extended for an additional 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which can be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrowers experience financial hardship due to the COVID-19 pandemic.

Further, in response to the COVID-19 pandemic, the Federal Reserve implemented a number of facilities in addition to the PPPLF and MSLP to provide emergency liquidity to various segments of the U.S. economy and financial markets. Many of these facilities expired December 31, 2020, or were extended for brief periods into 2021. The expiration of these facilities could have adverse effect on U.S. economy and ultimately on our businesses, financial condition and results of operations.

In response to the COVID-19 pandemic, all of the federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government is considering additional stimulus and support legislation focused on providing aid to various sectors, including small businesses. The full impact on our business activities as a result of government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

Risks Related to Geopolitical Uncertainties

Unfavorable general economic, political or industry conditions, either domestically or internationally, may adversely affect our businesses, results of operations and financial condition. Our businesses and results of operations are affected by the financial markets and general economic conditions in the U.S. and Greater China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, deflation, home prices, unemployment and under-employment levels, bankruptcies, household income, consumer behavior, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and Greater China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, liquidity, and our results of operations. In addition, because the Company’s operations and the collateral securing its real estate lending portfolio are concentrated in Northern and Southern California, the Company may be particularly susceptible to the adverse economic conditions in the state of California. Any unfavorable changes in the economic and market conditions could lead to the following risks:
•the process the Company uses to estimate the expected losses in the Company’s credit exposure requires difficult, subjective and complex judgments, including consideration of how these economic conditions might impair the ability of the borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of the Company’s estimates of expected losses in the Company’s credit exposure which may, in turn, adversely impact the Company’s results of operations and financial condition;
•the Company’s commercial and residential borrowers may not be able to make timely repayments of their loans, or a decrease in the value of real estate collateral securing the payment of such loans could result in credit losses, delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on the Company’s results of operations and financial condition;
•a decrease in the demand for loans and other products and services;
•a decrease in deposit balances;
•future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions;
•the value of the AFS debt securities portfolio that the Company holds may be adversely affected by debt defaults; and
•a loss of confidence in the financial services industry, our market sector and the equity markets by investors, placing pressure on the Company’s stock price.

Changes in the U.S. and Greater China trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s business, results of operations and financial condition. There have been ongoing discussions regarding potential changes to trade policies, legislation, treaties and tariffs between the U.S. and Greater China. Tariffs and retaliatory tariffs have been imposed and proposed. Changes in tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company’s customers import or export could cause the prices of their products to increase, possibly reduce demand and hence may negatively impact the Company’s customer margins and their ability to service debt. The Company may also experience a decrease in the demand for loans and other financial products, or experience a deterioration in the credit quality of the loans extended to the customers whose industry sectors that are most sensitive to the tariffs.

We face risks associated with international operations. A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes four full-service branches and four representative offices in Greater China. Our presence in Greater China carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, cross-border trade restrictions or tariffs, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, and financial risks including currency and payment risks. Additionally, our business could be adversely affected by the effects of a widespread outbreak of disease pandemics, including the current spread of the COVID-19 pandemic. Any outbreak of disease pandemics, and other adverse public health developments, particularly in Asia, could have a material and adverse effect on our business operations. These could include temporary closures of our branches and offices and reduced consumer spending in the impacted regions or in the U.S., depending upon the severity, globally, which could adversely impact our operating results and the performance of loans to impacted borrowers in Greater China or in the U.S. In addition, a significant outbreak of disease pandemics in the human population, specifically the COVID-19 pandemic, has resulted in a widespread health crisis that have had and continue to adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ financial results. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other U.S. and foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.

Natural disasters and geopolitical events beyond the Company’s control could adversely affect the Company. Natural disasters such as wildfires, earthquakes, extreme weather conditions, hurricanes, floods, widespread health emergencies or disease pandemics and other acts of nature and geopolitical events involving political unrest, terrorism or military conflicts could adversely affect the Company’s business operations and those of the Company’s customers and cause substantial damage and loss to real and personal property. For example, California, in which the Company’s operations and the collateral securing its real estate lending portfolio are concentrated, contains active earthquake zones and has been, and continues to be, subject to numerous devastating wildfires. These natural disasters and geopolitical events could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of nonperforming assets, net charge-offs, and provision for credit losses, which could adversely affect the Company’s businesses, results of operations and financial condition.

Risks Related to Financial Matters

A portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets. Because many of the Company’s loans are secured by real estate, a decline in the real estate markets could impact the Company’s business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particular to California, where a significant portion of the Company’s real estate collateral is located. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and the Company would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) and multifamily loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

The Company’s businesses are subject to interest rate risk and variations in interest rates may have a material adverse effect on the Company’s financial performance. Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes, competition, regulatory requirements and a change in our product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime, LIBOR or Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Increases in interest rates may result in a change in the mix of noninterest and interest-bearing deposit accounts. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn on our assets, ultimately causing our net interest margin to decrease. Higher interest rates may also result in lower mortgage production income and increased charge-offs in certain segments of the loan portfolio, such as CRE and home equity. In contrast, declining interest rates would increase the Bank’s lending capacity, decrease funding cost, increase prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity and overall profitability.

Reforms to and uncertainty regarding LIBOR may adversely affect our business. On July 27, 2017, the United Kingdom (“U.K.”)’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR after 2021. In June 2017, U.S. Federal Reserve Bank's Alternative Reference Rates Committee (“ARRC”) selected the SOFR as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two key respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors; and SOFR is deemed a credit risk-free rate, while LIBOR incorporates an evaluation of credit risk. In addition, the SOFR methodology has not been tested for an extended period of time, which may limit market acceptance of the use of SOFR. The ARRC and other entities intend for the transition to be economically neutral. During 2020, the ARRC has issued updated hardwired fallback language for bilateral business loans and syndicated loans, and a recommended spread methodology for non-consumer cash products, as well as guidance on several matters related to the transition. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (“ISDA”) launched its 2020 IBOR Fallbacks Supplement (“Supplement”) and IBOR Fallbacks Protocol (“Protocol”). The Supplement amended ISDA’s standard definitions for interest rate derivatives to incorporate robust fallbacks for derivatives linked to certain IBORs, with the changes effective on January 25, 2021. From that date, all new cleared and non-cleared derivatives that reference the definitions include the fallbacks. The Protocol enabled market participants to incorporate the revisions into their legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol. The Protocol was open for adherence beginning October 23, 2020 and became effective on the same date as the Supplement, January 25, 2021. The ARRC supports the ISDA Protocol. On November 30, 2020, LIBOR’s administrator, the ICE Benchmark Administration (“IBA”), in coordination with U.K. and U.S. regulators, announced the IBA’s intention to cease publication of the one-week and two-month U.S. dollar (“USD”) LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Banks are encouraged to cease entering new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Company created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders and to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. However, due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021 and potentially into 2023 with newly released timing of LIBOR cessation. Since the volume of our products that are indexed to LIBOR is significant, the transition, if not sufficiently planned for and managed by our cross-functional teams, could adversely affect the Company’s financial condition and results of operations. Although implementation of the SOFR benchmark is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant increased systems compliance and legal costs. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us, including by exposing us to increased basis risk and resulting costs in connection with remediating these problems, and by creating the possibility of disagreements with counterparties. This transition may also result in our customers challenging the determination of their interest payments or entering into fewer transactions or postponing their financing needs, which could reduce the Company’s revenue and adversely impact our business. In addition, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s results of operations and financial condition.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings. The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and also affect the return earned on those loans and investments, both of which in turn affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control and difficult to predict. Consequently, the impact of these changes on our business and results of operations is difficult to predict.

The Company is subject to fluctuations in foreign currency exchange rates. The Company’s foreign currency translation exposure relates primarily to its China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as the Company continues to expand its businesses in China and Hong Kong, certain transactions are conducted in currencies other than the USD. Although the Company has entered into derivative instruments to offset the impact of the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material unfavorable impact on the Company’s net income, therefore adversely affecting the Company’s business, results of operations and financial condition.

Risks Related to Our Capital Resources and Liquidity

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition. The Company and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2020, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with these capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Capital Requirements in this Form 10-K.

The Company’s dependence on dividends from the Bank could affect the Company’s liquidity and ability to pay dividends. East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends received from the Bank. The ability of the Bank to pay dividends to East West is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required under federal law if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits, unless the Bank has received prior approval of the Federal Reserve and of at least two-thirds of the shareholders of each class of stock. Likewise, California law imposes its own limitations on capital distributions by California-charted banks that could require the Bank to obtain the approval of the DFPI prior to making a distribution to the Company. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income, net of distributions, for the period. Further description of regulatory requirements applicable to dividends by us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K.

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

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, results of operations and financial condition. Credit rating agencies regularly evaluate us, and their ratings are based on a number of factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, including conditions affecting the financial services industry as a whole. Severe downgrades in credit ratings could impact our business and reduce the Company’s profitability in different ways, including a reduction in the Company’s access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us. If we experience a decline in our credit rating, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will be lowered in the future.

Risks Related to Credit Matters

The Company’s allowance for credit losses level may not be adequate to cover actual losses. In accordance with U.S. GAAP, we maintain an allowance for loan losses to provide for loan defaults and nonperformance, and an allowance for unfunded credit commitments which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could further deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.

Moreover, we adopted new guidance for estimating credit losses on loans receivable, held-to-maturity debt securities, and unfunded loan commitments effective January 1, 2020. The CECL model significantly changed how entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses that occur over the life of the financial asset. This requires reserves over the life of the loan rather than the loss emergence period used in the prior model. The CECL guidance requires the implementation of new modeling to quantify this estimate by using principles of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of estimates and assumptions in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. Adoption of, and efforts to implement this guidance has caused and may in the future cause our allowance for credit losses to change, which could have a material adverse effect on our businesses, financial condition, results of operations and future prospects.

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

Risks Related to Our Operations

A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as cause reputational harm. The potential for operational risk exposure exists throughout our organization and from our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third parties, are integral to our performance. In addition, our ongoing operations rely on our employees and third parties, who may, as a result of human error or malfeasance or failure or breach of third-party systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process transactions or provide certain services. There could be electrical, telecommunications or other major physical infrastructure outages, natural disasters such as wildfires, disease pandemics, earthquakes, tornadoes, hurricanes and floods, and events arising from local or larger scale political or social matters, including terrorist acts. We continuously update these systems to support our operations and growth, and this entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

A cyber-attack, information or security breach, or a technology failure of our systems or of a third party’s systems could adversely affect our ability to conduct business, manage our exposure to risk or expand our businesses. This could also result in the misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, financial condition, cash flows and liquidity, as well as result in reputational harm. The Company offers various internet-based services to its clients, including online banking services. The secure transmission of confidential information over the internet is essential in maintaining our clients’ confidence in the Company’s online services. In addition, our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact. Cyber security risks, including ransomware and malware attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, especially as more employees are working remotely, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other external parties. Our business rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. We rely on digital technologies, computer, database and email systems, software and networks; notwithstanding our defensive systems and processes that are designed to prevent security breaches and periodically test the Company’s security. The Company employs a combination of preventative and detective controls such as firewalls, intrusion detection systems, data loss prevention, anti-malware, endpoint detection and response solutions to safeguard against cyber-attacks. There is no assurance that all of our security measures will be effective, especially as the threat from cyber-attacks is continuous and severe, attacks are becoming more sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Failure to mitigate breaches of security, or to comply with frequent imposition of increasingly demanding new and changing industry standards and regulatory requirements, could result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increase security compliance costs, affect the Company’s ability to offer and grow the online services, and could have an adverse effect on the Company’s businesses, results of operations and financial condition. We have not experienced any known attacks on our information technology systems that have resulted in any material system failure, incident or security breach to date.

Failure to keep pace with technological change could adversely affect the Company’s businesses. The Company may face risks associated with the ability to utilize information technology systems to support our operations effectively. The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s businesses and, in turn, the Company’s results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs efficiently. Any such failure could adversely affect our businesses, results of operations, financial condition and reputation.

The actions and soundness of other financial institutions could affect the Company. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company executes transactions with various counterparties in the financial industry, including broker-dealers, commercial banks and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose the Company to credit risk. Further, the Company’s credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to the Company. Any such losses could materially and adversely affect the Company’s businesses, results of operations and financial condition.

The Company’s controls and procedures could fail or be circumvented. Management regularly reviews and updates the Company’s internal controls, reporting controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of the Company’s controls and procedures, and any failure to comply with regulations or supervisory expectations related to controls and procedures could adversely affect the Company’s businesses, results of operations and financial condition.

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

The Company has engaged in and may continue to engage in further expansion through acquisitions, which could negatively affect the Company’s businesses and earnings. There are risks associated with expanding through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, failing to retain customers or employees, and being unable to profitably deploy assets acquired in the transaction. Additional country or region-specific risks are associated with transactions outside the U.S., including in Greater China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share (“EPS”) and share ownership.

Risks Related to Regulatory, Compliance and Legal Matters

Changes in current and future legislation and regulation may require the Company to change its business practices, increase costs, limit the Company’s ability to make investments and generate revenue, or otherwise adversely affect business operations and/or competitiveness. EWBC is subject to extensive regulation under federal and state laws, as well as supervision and examination by the DFPI, FDIC, Federal Reserve, SEC, CFPB, and other government agencies and self-regulatory organizations. We are also subject to enforcement oversight by the U.S. Department of Justice and state attorneys general. Our overseas operations in Greater China are subject to extensive regulation under the laws of those jurisdictions as well as supervision and examinations by financial regulators for those jurisdictions. Moreover, regulation of the financial services industry continues to undergo major changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect the manner in which EWBC conducts business. In addition, such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

Given that banks operate in an extensively regulated environment under federal and state law, good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. In the performance of their supervisory and enforcement duties, U.S. federal and state regulators, and non-U.S. regulators have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. Further, regulators and bank supervisors continue to exercise qualitative supervision of our industry and specific business operations and related matters. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other enforcement actions or supervisory criticisms could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities and require new or additional regulatory approvals before engaging in certain other business activities, as well as result in civil monetary penalties, other sanctions, and damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by U.S. federal and state, and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties and/or reputational damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. We continue to adjust to our businesses and operations, capital, policies, procedures and controls to comply with these laws and regulations, final rulemaking, and interpretations from the regulatory authorities. See Item 1. Business — Supervision and Regulation for more information about the regulations to which we are subject.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations. The BSA, the PATRIOT Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective AML program and file suspicious activity reports and currency transaction reports when appropriate. We are also required to ensure our third party vendors adhere to BSA laws and regulations. Financial Crimes Enforcement Network is authorized to implement, administer, and enforce compliance with the BSA and associated regulations. It has the authority to impose significant civil money penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the federal and state banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and the Internal Revenue Service (“IRS”). Further, we may provide banking services to customers considered to be higher risk customers, which subjects us to greater enforcement risk under the BSA.

We are also required to comply with U.S. economic and trade sanctions administered by OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the U.S. A violation of any AML or OFAC-related law or regulation could subject us to significant civil and criminal penalties as well as regulatory enforcement actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these violations could have a material adverse effect on our businesses, results of operations, financial condition, reputation and future prospects.

We are subject to significant financial and reputational risk arising from lawsuits and other legal proceedings. We face significant risk from lawsuits and claims brought by consumers, borrowers and counterparties. These actions include claims for monetary damages, penalties and fines, as well as demands for injunctive relief. If these lawsuits or claims, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. Although we establish accruals for legal matters when and as required by GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, results of operations, and financial condition. In addition, we may suffer significant reputational harm as a result of lawsuits and claims, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

Risks Related to Accounting and Tax Matters

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact the Company’s financial statements. The preparation of the Company’s financial statements is based on accounting standards established by the FASB and the SEC. From time to time, these accounting standards may change and such changes may have a material impact on the Company’s financial statements. In addition, the FASB, SEC, banking regulators and the Company’s independent registered public accounting firm may amend or reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report the Company’s financial statements. In some cases, the Company could be required to adopt a new or revised standard retroactively, potentially resulting in restatements to a prior period’s financial statements.

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

Changes to fiscal policies and tax legislation may adversely affect our business. From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on the Company’s businesses, results of operations and financial condition. The Company’s positions or its actions taken prior to such changes, may be compromised by such changes. In addition, the Company’s actions taken in response to, or in reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in adverse financial conditions. The Company also provides for current and deferred taxes in our financial statements, based on our results of operations and financial condition. We may take tax return filing positions for which the final determination of tax is uncertain and our income tax expense could be increased if a federal, state, or local authority were to assess additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate. The CARES Act included a number of tax relief provisions for eligible individuals and businesses. It is possible that the U.S. government could further introduce new tax legislation or amend current tax laws that would adversely affect the Company. In addition, the President’s proposed budget, negotiations with Congress over the details of the budget, and the terms of the approved budget could create uncertainty about the U.S. economy, ultimately having an adverse effect on our business.

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

General Risk Factors

Anti-takeover provisions could negatively impact the Company’s stockholders. Provisions of Delaware and California law and of the Company’s certificate of incorporation, as amended, and bylaws could make it more difficult for a third party to acquire control of the Company or could have the effect of discouraging a third party from attempting to acquire control of the Company. For example, the Company’s certificate of incorporation requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. The Company is also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire the Company without the approval of the Board of Directors. Additionally, the Company’s certificate of incorporation, as amended, authorizes the Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal.

Further, prior approval of the Federal Reserve and the DFPI is required for any person to acquire control of us, and control for these purposes may be presumed to exist when a person owns 10% or more of our outstanding common stock. Federal Reserve approval is also required for a bank holding company to acquire more than 5% of our outstanding common stock. These and other provisions could make it more difficult for a third party to acquire the Company, even if an acquisition might be in the best interest of the stockholders.

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

The price of the Company’s common stock may be volatile or may decline. The price of the Company’s common stock may fluctuate in response to a number of factors, some of which are outside the Company’s control. These factors include, among other things:
•actual or anticipated quarterly fluctuations in the Company’s results of operations and financial condition;

•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts and rating agencies;
•speculation in the press or investment community;
•strategic actions by the Company or its competitors, such as acquisitions or restructurings;
•actions by institutional stockholders;
•addition or departure of key personnel;
•fluctuations in the stock price and operating results of the Company’s competitors;
•general market conditions and, in particular, developments related to market conditions in the financial services industry;
•proposed or adopted regulatory changes or developments;
•cyclical fluctuations;
•trading volume of the Company’s common stock; and
•anticipated or pending investigations, proceedings or litigation that involve or affect the Company.

Industry factors, general economic and political conditions and events, such as cyber or terrorist attacks, economic downturn or recessions, interest rate changes, credit default trends, currency fluctuations, changes to trade policies or public health issues could also cause our stock price to decline regardless of our operating results. A significant decline in the Company’s stock price could result in substantial losses for stockholders.

If the Company’s goodwill was determined to be impaired, it would result in a charge against earnings and thus a reduction in stockholders’ equity. The Company tests goodwill for impairment on an annual basis, or more frequently, if necessary. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of the Company’s common stock may necessitate taking charges in the future related to the impairment of goodwill. If the Company determines that a future write-down of goodwill is necessary, the amount of such impairment charge could be significant and could adversely affect earnings as well as capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building that it owns. The Company operates in 116 locations in the U.S. and eight locations in Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen.

As of December 31, 2020, the Bank owns approximately 154,000 square feet of property at 19 U.S. locations and leases approximately 783,000 square feet in the remaining U.S. locations. Expiration dates for these leases range from 2021 to 2036, exclusive of renewal options. The Bank leases all of its branches and offices in Greater China, totaling approximately 58,000 square feet. Expiration dates for these leases range from 2021 to 2026. All properties occupied by the Bank are used across all business segments and for corporate purposes.

On an ongoing basis, the Company evaluates its current and projected space requirements and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative properties on similar terms without adversely affecting its operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 12 — Commitments, Contingencies and Related Party Transactions — Litigation to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC.” As of January 31, 2021, the Company had 712 stockholders of record holding 141,565,473 shares of the Company’s common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 13 — Stock Compensation Plans to the Consolidated Financial Statements and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters presented elsewhere in this Form 10-K, which are incorporated herein by reference.

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette and Woods Nasdaq Regional Banking Index (“KRX”) over the five-year period through December 31, 2020. The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX is used to align EWBC with those companies of a relatively similar size. This index seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts, and is composed of 50 companies. The graph and table below assume that on December 31, 2015, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act or the Exchange Act.

	December 31,
Index	2015	2016	2017	2018	2019	2020
East West Bancorp, Inc.	$100.00	$124.90	$151.60	$110.20	$126.10	$135.50
KRX	$100.00	$139.00	$141.50	$116.70	$144.50	$131.90
S&P 500 Index	$100.00	$112.00	$136.40	$130.40	$171.50	$203.00

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the unused portion of the Company’s $100.0 million stock repurchase authorization previously outstanding in 2013. The share repurchase authorization has no expiration date. In March 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company’s total remaining available share repurchase authorization as of December 31, 2020 was $354.0 million. The Company did not repurchase any shares during 2019 and 2018.

ITEM 6. SELECTED FINANCIAL DATA

Information in response to this Item 6 can be found in Item 7. MD&A — Five-Year Summary of Selected Financial Data, which is incorporated herein by reference.

EAST WEST BANCORP, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-K.

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the BHC Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and Greater China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, with the remaining operations included in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of December 31, 2020, the Company had $52.16 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services.

Corporate Strategy

We are committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding of our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct businesses. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while appropriately managing operating expenses. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Coronavirus Disease 2019 Global Pandemic

The COVID-19 pandemic has caused significant disruption around the world, as well as economic and financial market deterioration, which did not exist at the beginning of 2020. These economic and operating conditions caused by the COVID-19 pandemic have created financial difficulties for many of the Company’s commercial and consumer customers. As a result, some borrowers may not be able to satisfy their obligations to us. As many of the Company’s loans are secured by real estate, a potential decline in the real estate markets could also negatively impact the Company’s business, financial condition and the credit quality of the Company’s loan portfolio. It has adversely affected, and is likely continue to adversely affect, our business, financial condition and results of operations. We cannot predict at this time the scope and duration of the pandemic as the COVID-19 pandemic has not yet been contained. While there have been various governmental and other responses to slow or control the spread of the COVID-19 pandemic, and to mitigate its adverse impacts, such as stay-at-home orders, restrictions on business activities, economic relief for individuals and businesses, and monetary policy measures, these responses have met varying degrees of success, and it remains uncertain whether these actions will be successful as the pandemic continues. Although effective vaccines have been developed, their distribution is still in the early stages and it is uncertain how long the process will take to complete, nationally or globally.

Regulatory Developments Relating to the COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security Act — The CARES Act was enacted on March 27, 2020 to lessen the economic impact of the COVID-19 pandemic on individuals, businesses and local economies. The CARES Act initiatives included extended unemployment benefits, mortgage forbearance, the SBA PPP and funding and authorization for the MSLP. The Company participated in the Federal Reserve’s MSLP and funded $233.6 million in MSLP loans as of December 31, 2020. The related Main Street special purpose vehicle purchased participations in these loans which amounted to $221.9 million or 95%. The CARES Act also required mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which could be extended for up to another 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which could be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan when the borrowers experience financial hardship due to the COVID-19 pandemic.

In response to the continued market disruption and economic impact of the COVID-19 pandemic, President Trump signed into law the CAA on December 27, 2020. The CAA contains a variety of provisions for emergency relief to individuals and business related to the COVID-19 pandemic, including measures to, among other things, provide additional funding to businesses, facilitate emergency capital investments by community development financial institutions, fund rental assistance for certain individuals and extend regulatory relief relating to the adoption of CECL until the earlier of the first day of the fiscal year of the institution that begins after the national emergency termination date or January 1, 2022. The CAA provided additional funding to the PPP, expanded eligibility of businesses for the PPP, extended the PPP to March 31, 2021, and allows eligible borrowers to obtain a second PPP loan (“second draw”) up to a maximum amount of $2 million. Second draw PPP borrowers are eligible for loan forgiveness on the same terms as the first draw borrowers. The CAA also simplified the loan forgiveness process for first and second draw borrowers with PPP loans of $150,000 or less and includes a “hold harmless” provision, which provides that a lender may rely on any certification or documentation submitted by a borrower for a PPP loan and that no enforcement action may be taken against the lender, and the lender will not be subject to any penalties relating to loan origination or forgiveness, if (i) the lender acts in good faith relating to loan origination or forgiveness and (ii) all other applicable statutory and regulatory requirements are satisfied.

Paycheck Protection Program — The PPP provides forgivable loans to businesses in order to keep their employees on the payroll and make certain other eligible payments. The SBA guarantees 100% of the PPP loans made to eligible borrowers, and the entire principal amount and any accrued interest on the loans are eligible to be forgiven if certain conditions are met, at which point the SBA will pay the bank that originated the PPP loan the forgiven amount. The Company is a participant in the PPP. As of December 31, 2020, the Company had approximately 6,200 PPP loans outstanding with balances totaling $1.57 billion, which were recorded in the commercial and industrial (“C&I”) portfolio. Related to the PPP loans made in 2020, as of February 25, 2021, the Company has submitted and received approval from the SBA for forgiveness approximately 2,700 PPP loan applications, totaling $341.9 million. In January 2021, the Company began processing applications under the newly funded PPP, largely second draw PPP loans. Since the start of the second draw PPP through February 25, 2021, the Company has funded over 4,300 new PPP loans, totaling $700.3 million.

Other U.S. Government Facilities and Programs — In connection with our participation in the PPP under the CARES Act as discussed above, the Company participated in the PPPLF. During the second quarter of 2020, the Federal Reserve established the PPPLF to allow eligible lenders to facilitate lending under the SBA’s PPP, taking PPP loans as collateral. The Company drew down $1.44 billion from the Federal Reserve PPPLF and pledged the same amount in PPP loans as collateral during the second quarter of 2020. The Company paid off the outstanding amounts under the PPPLF in full during the fourth quarter of 2020.

Loan Modifications — The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under GAAP related to classification of certain loan modifications as TDRs to account for the current and anticipated effects of the COVID-19 pandemic. The CARES Act, as amended by the CAA, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under ASC Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We have granted loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance. For a summary of the loans that we have modified in response to the COVID-19 pandemic, please refer to Item 7. MD&A — Risk Management — Credit Risk Management in this Form 10-K.

Regulatory Capital — The CARES Act requires PPP loans to be assigned a zero percent risk weight under the federal banking agencies’ risk-based capital rules. Additionally, under an interim final rule of the federal banking agencies, PPP loans that an institution pledges as collateral to the PPPLF may be deducted from the institution’s average total consolidated assets for purposes of the Tier 1 leverage ratio.

Federal Reserve Requirements — On March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses, in response to the economic stress stemming from the COVID-19 pandemic.

Our Response to the COVID-19 Pandemic

In response to the pandemic, the Company has implemented protocols and processes to execute its business continuity plans to help protect its employees and support its customers. The Company is managing its response to the COVID-19 pandemic according to its Enterprise Business Continuity Policy, which invokes centralized management of the crisis event and the integration of its response. The CEO and key members of the Company’s management team meet regularly with senior executives to help drive decisions, communication and consistency of response across all businesses and functions. In addition, we have implemented measures to assist our employees and customers as discussed below:
•Employees:
The majority of the Company’s employees are able to work from home. The Company continues to evaluate its continuity plans and work-from-home strategy to best protect the health and safety of its employees. For employees with jobs that are required to be performed on-site, we have taken significant actions to ensure employee safety by providing personal protection equipment, adopting social distancing measures, placing visual safety reminders related to social distancing, implementing an enhanced cleaning program, installing plexiglass panels, and requiring temperature screenings and the wearing of masks for all employees.
•Customers:
We assisted our commercial, consumer and small business clients affected by the COVID-19 pandemic through payment deferrals, suspension of foreclosures on certain residential mortgage loans, and participation in the SBA PPP and the MSLP. We intend to evaluate participation in additional new government-sponsored programs, as they are established. In addition, the Company continues to make a wide range of banking services accessible to customers through mobile and other digital channels to reduce the need for in-person branch visits.

Impact on our Financial Position and Results of Operations — Our financial position and results of operations are sensitive to the ability of our loan customers to meet loan obligations, the availability of our workforce and the decline in the value of assets held by us. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout our operating footprint. This decrease in commercial activity has caused and may continue to cause our customers to be unable to meet existing payment or other obligations to us. The greatest impact of the COVID-19 pandemic on our financial condition has been in the increase of the provision for credit losses and the allowance for loan losses. We recorded approximately $210.7 million of provision for credit losses during 2020, bringing our allowance for loan losses to $620.0 million as of December 31, 2020, with an allowance for loan losses to loans held-for-investment ratio of 1.61%. Despite the impact of the increased provision for credit losses, we maintained solid profitability for the full year of 2020, earning 1.16% on return on average assets (“ROA”) and 11.17% on return on average equity (“ROE”). Our capital ratios are strong, and we remain well-positioned from a liquidity perspective, enabling us to weather adverse economic scenarios while continuing to support our customers and invest in our business.

For additional information, see Item 7. MD&A — Risk Management — Credit Risk Management and — Liquidity Risk Management, and — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-K. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A — Risk Factors in this Form 10-K.

Accounting Standards Update 2016-13 Adoption

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses, which establishes a single allowance framework for all financial assets carried at amortized cost, and for certain off-balance sheet exposures. Replacing the prior incurred loss model, this framework requires that management estimate credit losses over the full remaining expected life of a loan, and consider expected future changes in macroeconomic conditions. The adoption of CECL on January 1, 2020 increased the allowance for loan losses by $125.2 million, and the allowance for unfunded credit commitments by $10.5 million, and an after-tax decrease to retained earnings of $98.0 million.

Five-Year Summary of Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	2020	2019	2018	2017	2016
Summary of operations:
Net interest income before provision for credit losses (1)	$1,377,193	$1,467,813	$1,386,508	$1,185,069	$1,032,638
Noninterest income (2)	235,547	222,245	217,433	263,654	186,921
Total revenue	1,612,740	1,690,058	1,603,941	1,448,723	1,219,559
Provision for credit losses	210,653	98,685	64,255	46,266	27,479
Noninterest expense (3)	716,322	747,456	720,990	667,357	619,892
Income before income taxes	685,765	843,917	818,696	735,100	572,188
Income tax expense (4)	117,968	169,882	114,995	229,476	140,511
Net income (1)(2)(3)(4)	$567,797	$674,035	$703,701	$505,624	$431,677
Per common share:
Basic earnings	$3.99	$4.63	$4.86	$3.50	$3.00
Diluted earnings	$3.97	$4.61	$4.81	$3.47	$2.97
Dividends declared	$1.10	$1.06	$0.86	$0.80	$0.80
Book value	$37.22	$34.46	$30.52	$26.58	$23.78
Non-GAAP tangible common equity per share (5)	$33.85	$31.15	$27.15	$23.13	$20.27
Weighted-average number of shares outstanding:
Basic	142,336	145,497	144,862	144,444	144,087
Diluted	142,991	146,179	146,169	145,913	145,172
Common shares outstanding at period-end	141,565	145,625	144,961	144,543	144,167
Performance metrics:
ROA	1.16%	1.59%	1.83%	1.41%	1.30%
ROE	11.17%	14.16%	17.04%	13.71%	13.06%
Return on average non-GAAP tangible equity (5)	12.42%	15.88%	19.48%	16.03%	15.62%
Total average equity to total average assets	10.38%	11.21%	10.72%	10.30%	9.97%
Common dividend payout ratio	27.97%	23.04%	17.90%	23.14%	27.01%
Net interest margin	2.98%	3.64%	3.78%	3.48%	3.30%
Efficiency ratio (6)	44.42%	44.23%	44.95%	46.07%	50.83%
Non-GAAP efficiency ratio (5)	39.30%	38.14%	39.39%	41.26%	44.04%
At year end:
Total assets	$52,156,913	$44,196,096	$41,042,356	$37,121,563	$34,788,840
Total loans (7)	$38,392,743	$34,778,973	$32,385,464	$29,053,935	$25,526,215
AFS debt securities	$5,544,658	$3,317,214	$2,741,847	$3,016,752	$3,335,795
Total deposits	$44,862,752	$37,324,259	$35,439,628	$31,615,063	$29,890,983
Long-term debt and finance lease liabilities	$151,739	$152,270	$146,835	$171,577	$186,327
FHLB advances	$652,612	$745,915	$326,172	$323,891	$321,643
Stockholders’ equity (8)	$5,269,175	$5,017,617	$4,423,974	$3,841,951	$3,427,741
Non-GAAP tangible common equity (5)	$4,791,579	$4,535,841	$3,936,062	$3,343,693	$2,922,638
Head count (full-time equivalent)	3,214	3,294	3,196	2,933	2,838
EWBC capital ratios:
CET1 capital	12.7%	12.9%	12.2%	11.4%	10.9%
Tier 1 capital	12.7%	12.9%	12.2%	11.4%	10.9%
Total capital	14.3%	14.4%	13.7%	12.9%	12.4%
Tier 1 leverage capital	9.4%	10.3%	9.9%	9.2%	8.7%
Total stockholders’ equity to total assets	10.1%	11.4%	10.8%	10.3%	9.9%
Non-GAAP tangible common equity to tangible assets (5)	9.3%	10.4%	9.7%	9.1%	8.5%

(1)2020 includes $43.3 million of interest income related to PPP loans.
(2)2018 includes $31.5 million of gain recognized from the sale of the Desert Community Bank (“DCB”) branches. 2017 includes $71.7 million and $3.8 million of gains recognized from the sales of a commercial property in California and EWIS’s insurance brokerage business, respectively.
(3)2020 includes $10.7 million of recovery related to DC Solar and affiliates (“DC Solar”) tax credit investments, of which $1.1 million was recorded as an impairment recovery. 2020 also includes $8.7 million in extinguishment costs related to assets sold under repurchase agreements’ (“repurchase agreements”). 2019 includes $7.0 million in impairment charge related to DC Solar, of which $1.6 million was subsequently recovered.
(4)2020 includes $5.1 million of tax expense to record an uncertain tax position related to DC Solar. 2019 includes $30.1 million of additional tax expense to reverse certain previously claimed tax credits related to DC Solar. 2017 includes an additional $41.7 million in income tax expense recognized due to the enactment of the Tax Cuts and Jobs Act of 2017.
(5)For a discussion of non-GAAP tangible common equity per share, return on average non-GAAP tangible equity, non-GAAP efficiency ratio, non-GAAP tangible common equity and total non-GAAP tangible common equity to tangible assets, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(6)The efficiency ratio is noninterest expense divided by total revenue.
(7)Includes $1.57 billion of PPP loans as of December 31, 2020.
(8)On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded $125.2 million increase to allowance for loan losses and $98.0 million after-tax decrease to opening retained earnings as of January 1, 2020.

Our MD&A reviews the financial condition and results of operations of the Company for 2020 and 2019. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading the discussion in the MD&A, readers should also refer to the consolidated financial statements and related notes in this Form 10-K. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2018 and a comparison between 2018 and 2019 results, see Item 7. MD&A of our 2019 Form 10-K filed with the SEC on February 27, 2020.

Financial Review

Noteworthy items about the Company’s performance for 2020 included:
•Earnings: 2020 net income was $567.8 million, or $3.97 per diluted share, compared with 2019 net income of $674.0 million, or $4.61 per diluted share, a decrease of $106.2 million or 16%. The decrease primarily came from a higher provision for credit losses and lower net interest income, partially offset by a decrease in income tax expense.
•Adjusted Earnings: 2020 non-GAAP net income was $565.2 million, or $3.95 per diluted share, a decrease of 20% from 2019 non-GAAP net income of $707.9 million, or $4.84 per diluted share. Non-GAAP adjustments in 2020 and 2019 exclude the impacts of the impairment, recoveries and income tax items related to the Company’s investment in DC Solar. For 2020, DC Solar-related adjustments consisted of $10.7 million in recoveries, $3.0 million of income tax expense related to the recoveries, and $5.1 million of income tax expense booked for an uncertain tax position. For 2019, DC Solar-related adjustments consisted of $7.0 million in impairment charge, $1.6 million in recovery, $1.6 million of income tax expense related to the impairment and recovery, and $30.1 million of income tax expense booked for the reversal of certain previously claimed tax credits. For additional detail, refer to the reconciliations of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
•Revenue: Revenue, or the sum of net interest income before provision for credit losses and noninterest income, was $1.61 billion in 2020, compared with $1.69 billion in 2019, a decrease of $77.3 million or 5%. This decrease was primarily due to lower net interest income, partially offset by an increase in noninterest income.
•Net Interest Income and Net Interest Margin: 2020 net interest income was $1.38 billion, a decrease of $90.6 million or 6%, compared with 2019 net interest income of $1.47 billion. 2020 net interest margin was 2.98%, a decrease of 66 basis points from 3.64% for 2019. The decreases in the net interest income and net interest margin reflected significantly lower interest rates year-over-year, including a 150 basis points reduction to the target federal funds rate in March 2020.
•Provision for credit losses: 2020 provision for credit losses was $210.7 million, an increase of $112.0 million or 113%, compared with $98.7 million for 2019. The year-over-year increase in the provision for credit losses reflected the deteriorating macroeconomic conditions and outlook due to the COVID-19 pandemic. Provision expense in the first half of 2020 was $176.3 million, compared with $34.4 million in the second half of 2020.
•Tax: 2020 income tax expense was $118.0 million and the effective income tax rate was 17.2%, compared with income tax expense of $169.9 million and an effective tax rate of 20.1%, for 2019. 2020 income tax expense included $8.1 million of income tax expense related to DC Solar tax credit investments; $5.1 million due to an uncertain tax position and $3.0 million of tax expense for $10.7 million of recoveries included in Amortization of tax credit and other investments. 2019 income tax expense included $30.1 million for the reversal of certain previously claimed tax credits related to DC Solar and $1.6 million of income tax benefit related to an impairment and recovery related to DC Solar.
•Profitability: 2020 ROA was 1.16%, compared with 1.59% for 2019. 2020 ROE was 11.17%, compared with 14.16% for 2019. Adjusted for the non-recurring items related to DC Solar in 2020 and 2019, 2020 non-GAAP ROA was 1.16%, compared with 1.67% for 2019. 2020 non-GAAP ROE was 11.12%, compared with 14.87% for 2019. For additional detail, refer to the reconciliations of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
•Loans: Total loans were $38.39 billion as of December 31, 2020, an increase of $3.61 billion or 10% from $34.78 billion as of December 31, 2019. Loan growth was well-diversified across each of the Company’s major loan portfolios of C&I, driven by PPP loan funding, single-family residential and CRE.
•Deposits: Total deposits were $44.86 billion as of December 31, 2020, an increase of $7.54 billion or 20% from $37.32 billion as of December 31, 2019. Growth was primarily driven by noninterest-bearing demand deposits and money market accounts, partially offset by a decrease in time deposits.

•Allowance for Loan Losses: The allowance for loan losses was $620.0 million, or 1.61% of loans held-for-investment, as of December 31, 2020, compared with $358.3 million, or 1.03% of loans held-for-investment, as of December 31, 2019. On January 1, 2020, the allowance for loan losses increased by $125.2 million, reflecting the adoption of ASU 2016-13. Between January 2 and December 31, 2020, the allowance for loan losses increased by $136.5 million, primarily reflecting the negative impact of the COVID-19 pandemic and a deterioration of the macroeconomic forecast for the first half of 2020.
•Asset Quality Metrics: Nonperforming assets were $234.9 million or 0.45% of total assets, as of December 31, 2020, an increase of $113.4 million or 93% from $121.5 million or 0.27% of total assets, as of December 31, 2019. For 2020, net charge-offs were $63.2 million or 0.17% of average loans held-for-investment, compared with net charge-offs of $52.8 million or 0.16% of average loans held-for-investment for 2019.
•Capital Levels: Our capital levels are strong. As of December 31, 2020, all of the Company’s and the Bank’s regulatory capital ratios were well above the required well-capitalized levels. See Item 7. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-K for more information regarding capital.
•Capital Return: The annual cash dividend on common stock was $1.10 per share in 2020, compared with $1.055 per share in 2019. The Company returned $158.2 million and $155.1 million in cash dividends to stockholders during 2020 and 2019, respectively. On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. As of December 31, 2020, $354.0 million remains available under the outstanding authorization.

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

Net interest income for 2020 was $1.38 billion, a decrease of $90.6 million or 6%, compared with $1.47 billion in 2019. The decrease in net interest income for 2020 was due to lower interest-earning asset yields, reflecting significantly lower benchmark interest rates in 2020, partially offset by a lower cost of funds. Net interest margin for 2020 was 2.98%, a decrease of 66 basis points from 3.64% in 2019.

Average interest-earning assets were $46.24 billion in 2020, an increase of $5.92 billion or 15% from $40.32 billion in 2019. This was primarily due to loan growth, as well as increases of $1.19 billion in average interest-bearing cash and deposits with banks, and $1.17 billion in average AFS debt securities. Average loans were $36.80 billion in 2020, an increase of $3.43 billion or 10% from $33.37 billion in 2019.

The yield on average interest-earning assets for 2020 was 3.45%, a decrease of 122 basis points from 4.67% in 2019. The year-over-year yield compression reflected the lower average loan yield, as well as yield compression for all other earning asset categories, in response to the low interest rate environment. The average loan yield for 2020 was 3.98%, a decrease of 117 basis points from 5.15% in 2019. The year-over-year yield compression reflected materially lower benchmark interest rates, including a 150 basis points reduction to the target federal funds rate in March 2020. Approximately 65% and 64% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of December 31, 2020 and 2019, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average total deposits were $40.76 billion in 2020, an increase of $4.71 billion or 13% from $36.05 billion in 2019. Average noninterest-bearing demand deposits were $13.82 billion in 2020, an increase of $3.32 billion or 32% from $10.50 billion in 2019. Average interest-bearing deposits were $26.94 billion in 2020, an increase of $1.39 billion or 5% from $25.55 billion in 2019. Due to the strong growth in average noninterest-bearing deposits, the share of noninterest-bearing demand deposits increased to 34% of average total deposits in 2020, compared with 29% in 2019.

The average cost of funds in 2020 was 0.51%, a decrease of 61 basis points from 1.12% in 2019. The decrease in the average cost of funds primarily reflected a 150 basis points reduction to the target federal funds rate in March 2020. The average cost of interest-bearing deposits decreased 78 basis points to 0.69% in 2020, from 1.47% in 2019. Other sources of funding included in the calculation of the average cost of funds primarily consist of long-term debt, FHLB advances, repurchase agreements, and short-term borrowings.

The Company utilizes various tools to manage interest rate risk. Refer to the “Interest Rate Risk Management” section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020			2019			2018
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,236,430	$25,175	0.59%	$3,050,954	$66,518	2.18%	$2,609,463	$54,700	2.10%
Assets purchased under resale agreements (“resale agreements”) (1)	1,101,434	21,389	1.94%	969,384	28,061	2.89%	1,020,822	29,432	2.88%
AFS debt securities (2)(3)	4,023,668	82,553	2.05%	2,850,476	67,838	2.38%	2,773,152	60,911	2.20%
Loans (4)(5)	36,799,017	1,464,382	3.98%	33,373,136	1,717,415	5.15%	30,230,014	1,503,514	4.97%
Restricted equity securities	79,160	1,543	1.95%	76,854	2,468	3.21%	73,691	3,146	4.27%
Total interest-earning assets	$46,239,709	$1,595,042	3.45%	$40,320,804	$1,882,300	4.67%	$36,707,142	$1,651,703	4.50%
Noninterest-earning assets:
Cash and due from banks	528,406			471,060			445,768
Allowance for loan losses	(577,560)			(330,125)			(298,600)
Other assets	2,747,238			2,023,146			1,688,259
Total assets	$48,937,793			$42,484,885			$38,542,569
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits (6)	$5,357,934	$24,213	0.45%	$5,244,867	$58,168	1.11%	$4,477,793	$34,657	0.77%
Money market deposits (6)	9,881,284	42,720	0.43%	8,220,236	111,081	1.35%	7,985,526	83,696	1.05%
Saving deposits (6)	2,234,913	6,398	0.29%	2,118,060	9,626	0.45%	2,245,644	8,621	0.38%
Time deposits (6)	9,465,608	111,411	1.18%	9,961,289	196,927	1.98%	7,431,749	107,778	1.45%
Short-term borrowings	108,398	1,504	1.39%	44,881	1,763	3.93%	32,222	1,398	4.34%
FHLB advances	664,370	13,792	2.08%	592,257	16,697	2.82%	327,435	10,447	3.19%
Repurchase agreements (1)	350,849	11,766	3.35%	74,926	13,582	18.13%	50,000	12,110	24.22%
Long-term debt and finance lease liabilities	734,921	6,045	0.82%	152,445	6,643	4.36%	159,185	6,488	4.08%
Total interest-bearing liabilities	$28,798,277	$217,849	0.76%	$26,408,961	$414,487	1.57%	$22,709,554	$265,195	1.17%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits (6)	13,823,152			10,502,618			11,089,537
Accrued expenses and other liabilities	1,234,178			812,461			612,656
Stockholders’ equity	5,082,186			4,760,845			4,130,822
Total liabilities and stockholders’ equity	$48,937,793			$42,484,885			$38,542,569
Interest rate spread			2.69%			3.10%			3.33%
Net interest income and net interest margin		$1,377,193	2.98%		$1,467,813	3.64%		$1,386,508	3.78%

(1)Average balances of resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 1.94%, 2.66% and 2.63% for 2020, 2019 and 2018, respectively. The weighted-average interest rates of gross repurchase agreements were 3.25%, 4.74% and 4.46% for 2020, 2019 and 2018, respectively.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on debt securities of $33.9 million, $10.9 million and $16.1 million for 2020, 2019 and 2018, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $52.4 million, $36.8 million and $39.2 million for 2020, 2019 and 2018, respectively.
(6)Average balance of deposits for 2018 includes average deposits held-for-sale related to the sale of DCB branches.

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

($ in thousands)	Year Ended December 31,
	2020 vs. 2019			2019 vs. 2018
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(41,343)	$19,300	$(60,643)	$11,818	$9,554	$2,264
Resale agreements	(6,672)	3,454	(10,126)	(1,371)	(1,489)	118
AFS debt securities	14,715	25,037	(10,322)	6,927	1,734	5,193
Loans	(253,033)	163,842	(416,875)	213,901	160,392	53,509
Restricted equity securities	(925)	72	(997)	(678)	130	(808)
Total interest and dividend income	$(287,258)	$211,705	$(498,963)	$230,597	$170,321	$60,276
Interest-bearing liabilities:
Checking deposits	$(33,955)	$1,228	$(35,183)	$23,511	$6,666	$16,845
Money market deposits	(68,361)	18,949	(87,310)	27,385	2,526	24,859
Saving deposits	(3,228)	506	(3,734)	1,005	(511)	1,516
Time deposits	(85,516)	(9,365)	(76,151)	89,149	43,130	46,019
Short-term borrowings	(259)	1,387	(1,646)	365	507	(142)
FHLB advances	(2,905)	1,864	(4,769)	6,250	7,590	(1,340)
Repurchase agreements	(1,816)	16,640	(18,456)	1,472	5,028	(3,556)
Long-term debt and finance lease liabilities	(598)	8,397	(8,995)	155	(282)	437
Total interest expense	$(196,638)	$39,606	$(236,244)	$149,292	$64,654	$84,638
Change in net interest income	$(90,620)	$172,099	$(262,719)	$81,305	$105,667	$(24,362)

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2019
	2020	2019	$	%	2018
Lending fees	$74,842	$63,670	$11,172	18%	$59,758
Deposit account fees	48,148	38,648	9,500	25%	39,176
Interest rate contracts and other derivative income	31,685	39,865	(8,180)	(21)%	18,980
Foreign exchange income	22,370	26,398	(4,028)	(15)%	21,259
Wealth management fees	17,494	16,547	947	6%	13,624
Net gains on sales of loans	4,501	4,035	466	12%	6,590
Gains on sales of AFS debt securities	12,299	3,930	8,369	213%	2,535
Net gain on sale of business	—	—	—	—%	31,470
Other investment income	10,641	18,117	(7,476)	(41)%	7,731
Other income	13,567	11,035	2,532	23%	16,310
Total noninterest income	$235,547	$222,245	$13,302	6%	$217,433

Noninterest income comprised 15% and 13% of total revenue in 2020 and 2019, respectively. 2020 noninterest income was $235.5 million, an increase of $13.3 million or 6%, compared with $222.2 million in 2019. This increase was primarily due to increases in lending fees, deposit account fees and gains on sales of AFS debt securities, partially offset by decreases in interest rate contracts and other derivative income, and other investment income.

Lending fees were $74.8 million in 2020, an increase of $11.1 million or 18%, compared with $63.7 million in 2019. This increase was primarily due to valuation gains on warrants received as part of lending relationships and the subsequent exercise of warrants during the fourth quarter of 2020.

Deposit account fees were $48.1 million in 2020, an increase of $9.5 million or 25%, compared with $38.6 million in 2019. This increase was primarily due to an increase in customer-driven transactions.

Interest rate contracts and other derivative income was $31.7 million in 2020, a decrease of $8.2 million or 21%, compared with $39.9 million in 2019. This decrease was primarily due to the impact of negative credit valuation adjustments, which reflected higher loss probabilities for borrowers impacted by the COVID-19 pandemic, as well as a decline in customer interest rate swap transactions.

Gains on sales of AFS debt securities were $12.3 million in 2020, an increase of $8.4 million or 213%, compared with $3.9 million in 2019. This increase primarily reflected gains recorded from $131.6 million in sales of municipal bonds during the second quarter of 2020.

Other investment income was $10.6 million in 2020, a decrease of $7.5 million or 41%, compared with $18.1 million in 2019. This decrease was due to reduced earnings from CRA tax credit investments accounted for under the equity method, and decreased distributions from investments in qualified affordable housing partnerships.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2019
	2020	2019	$	%	2018
Compensation and employee benefits	$404,071	$401,700	$2,371	1%	$379,622
Occupancy and equipment expense	66,489	69,730	(3,241)	(5)%	68,896
Deposit insurance premiums and regulatory assessments	15,128	12,928	2,200	17%	21,211
Deposit account expense	13,530	14,175	(645)	(5)%	11,244
Data processing	16,603	13,533	3,070	23%	13,177
Computer software expense	29,033	26,471	2,562	10%	22,286
Consulting expense	5,391	9,846	(4,455)	(45)%	11,579
Legal expense	7,766	8,441	(675)	(8)%	8,781
Other operating expense	79,489	92,249	(12,760)	(14)%	88,042
Amortization of tax credit and other investments	70,082	98,383	(28,301)	(29)%	96,152
Repurchase agreements’ extinguishment cost	8,740	—	8,740	100%	—
Total noninterest expense	$716,322	$747,456	$(31,134)	(4)%	$720,990
Efficiency ratio (1)	44.42%	44.23%			44.95%

(1)Refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K for the detailed calculation of GAAP and non-GAAP efficiency ratios.

2020 noninterest expense was $716.3 million, a decrease of $31.2 million or 4%, compared with $747.5 million in 2019. This decrease was primarily due to decreases in amortization of tax credit and other investments, and other operating expense, partially offset by repurchase agreements’ extinguishment cost.

Amortization of tax credit and other investments was $70.1 million in 2020, a decrease of $28.3 million or 29%, compared with $98.4 million in 2019. This year-over-year change was primarily due to the recognition pattern of production and renewable energy tax credit investments placed in service; $10.7 million of recoveries recorded in the fourth quarter of 2020 related to DC Solar tax credit investments, and lower OTTI charges. In 2020, there were $5.2 million of OTTI charges related to three historic tax credit investments and a CRA investment. In comparison, during 2019, there were $7.6 million of OTTI charges related to five historic tax credit investments and a CRA investment, as well as $5.4 million of net OTTI charges related to DC Solar tax credit investments.

Other operating expense primarily consists of telecommunications and postage, loan related expenses, marketing, other real estate owned expense (“OREO”), charitable contributions, travel, and other miscellaneous expense categories. Other operating expense was $79.5 million in 2020, a decrease of $12.7 million or 14%, compared with $92.2 million in 2019. This decrease was largely driven by lower travel and marketing expenses, partially offset by a write-down on OREO.

In the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in 2019.

Efficiency ratio, calculated as noninterest expense divided by total revenue, was 44.42% and 44.23% in 2020 and 2019, respectively. Non-GAAP efficiency ratio, adjusted for the amortization of tax credit and other investments, the amortization of core deposit intangibles, and repurchase agreements’ extinguishment cost (where applicable), was 39.30% in 2020, an increase of 116 basis points from 38.14% in 2019. For additional detail, see the reconciliations of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

Income Taxes

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Income before income taxes	$685,765	$843,917	$818,696
Income tax expense	$117,968	$169,882	$114,995
Effective tax rate	17.2%	20.1%	14.0%

2020 income tax expense was $118.0 million, and the effective tax rate was 17.2%, compared with 2019 income tax expense of $169.9 million, and an effective tax rate of 20.1%. 2020 income tax expense included $5.1 million in uncertain tax position related to the Company’s investment in DC Solar. The higher effective tax rate in 2019 was primarily due to $30.1 million of additional income tax expense recorded to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar.

Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized and settled. Net deferred tax assets increased $57.3 million or 53.8% to $163.8 million as of December 31, 2020, compared with $106.5 million as of December 31, 2019. This increase was mainly due to an increase in allowance for credit losses due to the Company’s CECL adoption, partially offset by an increase in deferred tax liabilities arising from net unrealized loss on securities. For additional details on the components of net deferred tax assets, see Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. To determine whether a valuation allowance is needed, the Company considers evidence such as the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. The Company also performed an overall assessment by weighing all positive evidence against all negative evidence, and concluded that it is more-likely-than-not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses (“NOL”) carryforwards. As of December 31, 2020, management released $21 thousand of valuation allowance provided as of December 31, 2019, which related to the state NOL carryforwards. No additional valuation allowance was recorded as of December 31, 2020. For additional details on the components of net deferred tax assets, see Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Impact of Investment in DC Solar Tax Credit Funds

The Company invested in four solar energy tax credit funds in the years 2014, 2015, 2017 and 2018 as a limited member. These tax credit funds engaged in the acquisition and leasing of mobile solar generators through DC Solar entities. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. These investments were recorded in Investments in tax credit and other investments, net on the Consolidated Balance Sheet and were accounted for under the equity method of accounting. DC Solar had its assets frozen in December 2018 and filed for bankruptcy protection in February 2019. In February 2019, an affidavit from the Federal Bureau of Investigation special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar might not have existed. In January 2020, the owners of DC Solar pleaded guilty to charges of conspiracy to commit wire fraud and money laundering in a Ponzi scheme related to DC Solar.

During 2019, the Company fully wrote off the remainder of its tax credit investments related to DC Solar, recorded a $7.0 million OTTI charge and a subsequent $1.6 million recovery. During 2020, the Company further recorded $10.7 million in recoveries, of which $1.1 million is recorded as an impairment recovery. The recoveries were recorded in Amortization of tax credit and other investments, net on the Consolidated Statement of Income. There were no balances in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of December 31, 2020 and 2019. More discussion on the Company’s impairment evaluation and monitoring process of tax credit investments is provided in Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

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

In 2019, the Company, in coordination with other fund investors, engaged an unaffiliated third-party inventory firm to investigate the actual number of mobile solar generators in existence. Based on the inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. In 2019, the Company reversed $33.6 million out of $53.9 million in previously claimed tax credits, and $3.5 million out of $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense. Based on management’s best judgments regarding the future settlement of the related tax positions with the IRS, the Company recorded $5.1 million in uncertain tax position related to its investments in DC Solar in 2020. The Company’s investigation related to this matter is ongoing. For additional information on the risks surrounding the Company’s investments in tax-advantaged projects, see Item 1A. Risk Factors in this Form 10-K.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 18 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. The process was effective in the current market conditions as of December 31, 2020.

The following tables present the results by operating segment for the periods indicated:

	Year Ended December 31,
	Consumer and Business Banking			Commercial Banking			Other
($ in thousands)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Total revenue	$597,944	$754,471	$812,822	$845,651	$786,035	$715,937	$169,145	$149,552	$75,182
Provision for credit losses	3,885	14,178	9,364	206,768	84,507	54,891	—	—	—
Noninterest expense	331,750	343,001	341,396	266,923	263,064	237,520	117,649	141,391	142,074
Segment income (loss) before income taxes	262,309	397,292	462,062	371,960	438,464	423,526	51,496	8,161	(66,892)
Segment net income	$187,931	$284,161	$330,683	$266,342	$313,833	$303,553	$113,524	$76,041	$69,465

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services. The integration of digital channels and our brick and mortar channels has been a priority for the Bank. The Company is developing a digital consumer banking platform to enhance the customer user experience and offer a full suite of banking services. Customer adoption of the digital banking application is in progress, and has contributed to growth in segment fee income and deposit growth in 2020.

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2019
	2020	2019	$	%	2018
Net interest income before provision for credit losses	$530,829	$696,551	$(165,722)	(24)%	$727,215
Noninterest income	67,115	57,920	9,195	16%	85,607
Total revenue	597,944	754,471	(156,527)	(21)%	812,822
Provision for credit losses	3,885	14,178	(10,293)	(73)%	9,364
Noninterest expense	331,750	343,001	(11,251)	(3)%	341,396
Segment income before income taxes	262,309	397,292	(134,983)	(34)%	462,062
Segment net income	$187,931	$284,161	$(96,230)	(34)%	$330,683
Average loans	$12,056,987	$10,647,814	$1,409,173	13%	$9,469,764
Average deposits	$27,201,737	$25,124,827	$2,076,910	8%	$24,700,474

Segment net income decreased $96.2 million, or 34%, to $187.9 million in 2020 compared with 2019, primarily due to lower net interest income before provision for credit losses.

Net interest income before provision for credit losses decreased $165.7 million, or 24%, to $530.8 million in 2020, primarily reflecting a lower credit assigned to deposits under the FTP system in a near-zero interest environment. Noninterest income increased $9.2 million, or 16%, to $67.1 million in 2020, primarily driven by higher deposit account fees due to higher customer-driven transactions.

The provision for credit losses decreased $10.3 million, to $3.9 million in 2020, primarily driven by the methodology change to credit loss estimates under CECL. The loan portfolio in the Consumer and Business Banking segment is predominantly made up of residential mortgage loans, with a long history of low loan losses.

Noninterest expense decreased $11.3 million, or 3%, to $331.8 million in 2020, primarily due to lower allocated corporate overhead expense.

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

The following table present additional financial information for Commercial Banking for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2019
	2020	2019	$	%	2018
Net interest income before provision for credit losses	$706,286	$651,413	$54,873	8%	$605,650
Noninterest income	139,365	134,622	4,743	4%	110,287
Total revenue	845,651	786,035	59,616	8%	715,937
Provision for credit losses	206,768	84,507	122,261	145%	54,891
Noninterest expense	266,923	263,064	3,859	1%	237,520
Segment income before income taxes	371,960	438,464	(66,504)	(15)%	423,526
Segment net income	$266,342	$313,833	$(47,491)	(15)%	$303,553
Average loans	$24,742,030	$22,725,322	$2,016,708	9%	$20,760,250
Average deposits	$10,811,020	$8,591,285	$2,219,735	26%	$6,897,424

Segment net income decreased $47.5 million, or 15%, to $266.3 million in 2020 compared with 2019, reflecting a higher provision for credit losses, partially offset by higher net interest income before provision for credit losses.

Net interest income before provision for credit losses increased $54.9 million, or 8%, to $706.3 million in 2020, primarily driven by lower FTP charges assessed for loans, partially offset by lower interest income earned on loans due to the lower interest rate environment. Noninterest income increased $4.7 million, or 4%, to $139.4 million in 2020, primarily driven by higher lending fees, partially offset by lower interest rate contracts and other derivative income.

The provision for credit losses increased $122.3 million, to $206.8 million in 2020, primarily due to deteriorating macroeconomic conditions and outlook in the first half of 2020, as a result of the COVID-19 pandemic. The loan portfolio in the Commercial Banking segment primarily consists of commercial and CRE loans, the loss estimates for which are highly sensitive to changes in the macroeconomic conditions.

Noninterest expense increased $3.9 million in 2020, primarily due to a write-down on OREO.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for Other for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2019
	2020	2019	$	%	2018
Net interest income before provision for credit losses	$140,078	$119,849	$20,229	17%	$53,643
Noninterest income	29,067	29,703	(636)	(2)%	21,539
Total revenue	169,145	149,552	19,593	13%	75,182
Noninterest expense	117,649	141,391	(23,742)	(17)%	142,074
Segment income (loss) before income taxes	51,496	8,161	43,335	531%	(66,892)
Segment net income	$113,524	$76,041	$37,483	49%	$69,465
Average deposits	$2,750,134	$2,330,958	$419,176	18%	$1,632,351

Segment net income increased $37.5 million, or 49%, to $113.5 million in 2020 compared with 2019, primarily driven by lower noninterest expense and higher net interest income before provision for credit losses.

Net interest income before provision for credit losses increased $20.2 million, or 17%, to $140.1 million in 2020, primarily driven by lower deposit costs, partially offset by lower interest income on investments. Noninterest income remained relatively flat year-over-year.

Noninterest expense decreased $23.7 million, or 17%, to $117.6 million in 2020, reflecting lower amortization of tax credit and other investments.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments based on statutory income tax rates, applied to segment income before income taxes.

Balance Sheet Analysis

The following table presents a discussion of the significant changes between December 31, 2020 and 2019:

Selected Consolidated Balance Sheet Data

($ in thousands)	December 31,		Change
	2020	2019	$	%
ASSETS
Cash and cash equivalents	$4,017,971	$3,261,149	$756,822	23%
Interest-bearing deposits with banks	809,728	196,161	613,567	313%
Resale agreements	1,460,000	860,000	600,000	70%
AFS debt securities, at fair value (amortized cost of $5,470,523 in 2020 and $3,320,648 in 2019)	5,544,658	3,317,214	2,227,444	67%
Restricted equity securities, at cost	83,046	78,580	4,466	6%
Loans held-for-sale	1,788	434	1,354	312%
Loans held-for-investment (net of allowance (1) for loan losses of $619,983 in 2020 and $358,287 in 2019)	37,770,972	34,420,252	3,350,720	10%
Investments in qualified affordable housing partnerships, net	213,555	207,037	6,518	3%
Investments in tax credit and other investments, net	266,525	254,140	12,385	5%
Premises and equipment	103,251	118,364	(15,113)	(13)%
Goodwill	465,697	465,697	—	—%
Operating lease right-of-use assets	95,460	99,973	(4,513)	(5)%
Other assets	1,324,262	917,095	407,167	44%
TOTAL	$52,156,913	$44,196,096	$7,960,817	18%
LIABILITIES
Noninterest-bearing	$16,298,301	$11,080,036	$5,218,265	47%
Interest-bearing	28,564,451	26,244,223	2,320,228	9%
Total deposits	44,862,752	37,324,259	7,538,493	20%
Short-term borrowings	21,009	28,669	(7,660)	(27)%
FHLB advances	652,612	745,915	(93,303)	(13)%
Repurchase agreements	300,000	200,000	100,000	50%
Long-term debt and finance lease liabilities	151,739	152,270	(531)	0%
Operating lease liabilities	102,830	108,083	(5,253)	(5)%
Accrued expenses and other liabilities	796,796	619,283	177,513	29%
Total liabilities	46,887,738	39,178,479	7,709,259	20%
STOCKHOLDERS’ EQUITY (1)	5,269,175	5,017,617	251,558	5%
TOTAL	$52,156,913	$44,196,096	$7,960,817	18%

(1)On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded $125.2 million increase to allowance for loan losses and $98.0 million after-tax decrease to opening retained earnings as of January 1, 2020.

As of December 31, 2020, total assets were $52.16 billion, an increase of $7.96 billion or 18% from $44.20 billion as of December 31, 2019, primarily due to loan growth, and an increase in purchases of AFS debt securities. The loan growth came from C&I lending, driven by originations of PPP loans, single-family residential and CRE.

As of December 31, 2020, total liabilities were $46.89 billion, an increase of $7.71 billion or 20% from $39.18 billion as of December 31, 2019, primarily due to deposit growth, driven by strong growth in noninterest-bearing deposits.

As of December 31, 2020, total stockholders’ equity was $5.27 billion, an increase of $251.6 million or 5% from $5.02 billion as of December 31, 2019, primarily due to $567.8 million in 2020 net income, partially offset by cash dividends declared on common stock and common stock repurchases.

Debt Securities

The Company maintains a portfolio of high quality and liquid debt securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company’s debt securities provide:
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

The following table presents the distribution of the Company’s AFS debt securities portfolio by fair value and percentage of fair value as of December 31, 2020 and 2019, and by credit ratings as of December 31, 2020:

($ in thousands)	December 31,				Ratings (2)
	2020		2019		As of December 31, 2020
	Fair Value	% of Total	Fair Value	% of Total	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$50,761	1%	$176,422	5%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	814,319	15%	581,245	18%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,814,664	51%	1,607,368	48%	100%	—%	—%	—%
Municipal securities	396,073	7%	102,302	3%	91%	5%	—%	4%
Non-agency mortgage-backed securities	529,617	10%	135,098	4%	89%	—%	—%	11%
Corporate debt securities	405,968	7%	11,149	—%	—%	30%	70%	—%
Foreign government bonds (1)	182,531	3%	354,172	11%	17%	83%	—%	—%
Asset-backed securities (1)	63,231	1%	64,752	2%	100%	—%	—%	—%
CLOs (1)	287,494	5%	284,706	9%	92%	8%	—%	—%
Total AFS debt securities	$5,544,658	100%	$3,317,214	100%	88%	6%	5%	1%

(1)There were no securities of a single non-governmental agency issuer that exceeded 10% of stockholder’s equity as of both December 31, 2020 and December 31, 2019.
(2)Primarily based upon the lowest of the credit ratings issued by S&P, Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”). Rating percentages are allocated based on fair value.

The fair value of AFS debt securities totaled $5.54 billion as of December 31, 2020, an increase of $2.23 billion or 67% from $3.32 billion as of December 31, 2019. The largest net change came from U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, which increased $1.21 billion, followed by corporate debt securities, which increased $394.8 million, and non-agency mortgage-backed securities, which increased $394.5 million.

The Company’s debt securities portfolio had an effective duration of 4.2 years as of December 31, 2020 which increased from 3.1 years as of December 31, 2019, primarily due to an increase in the target duration of securities purchases to achieve enhancement in portfolio yield. As of December 31, 2020, 88% of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies, compared with 97% as of December 31, 2019. The decrease in higher-rated securities was primarily due to the strategic growth in non-agency securities within the portfolio mix. Credit ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s, are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized gain on AFS debt securities was $74.1 million as of December 31, 2020, a net improvement of $77.6 million from pre-tax net unrealized losses of $3.4 million as of December 31, 2019. This change was primarily due to a decrease in benchmark interest rates as of December 31, 2020. Gross unrealized losses on AFS debt securities totaled $22.5 million as of December 31, 2020, compared with $23.2 million as of December 31, 2019. As of December 31, 2020, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

Of the securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2020 and 2019, as classified based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors and the gross unrealized losses were primarily attributable to yield curve movement and widened spreads. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if near term credit performance is impacted by the COVID-19 pandemic.

If a credit loss exists, the Company records an impairment related to credit losses through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for 2020 and no OTTI credit losses were recognized in earnings for 2019. The Company assesses individual securities for credit losses for each reporting period. For additional information of the Company’s accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of December 31, 2020 and 2019. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	December 31,
	2020			2019
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$50,310	$50,761	1.26%	$—	$—	—%
Maturing after one year through five years	—	—	—%	177,215	176,422	1.33%
Total	50,310	50,761	1.26%	177,215	176,422	1.33%
U.S. government agency and U.S. government-sponsored enterprise debt securities:
Maturing in one year or less	640,153	640,366	1.78%	328,628	326,341	2.62%
Maturing after one year through five years	118,053	122,012	2.38%	158,490	156,431	2.69%
Maturing after five years through ten years	11,091	11,697	2.54%	44,908	45,189	2.38%
Maturing after ten years	37,517	40,244	2.74%	52,249	53,284	2.78%
Total	806,814	814,319	1.92%	584,275	581,245	2.63%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Maturing in one year or less	4,185	4,232	3.46%	112	113	2.72%
Maturing after one year through five years	21,566	22,668	2.72%	23,144	23,289	2.29%
Maturing after five years through ten years	216,332	222,905	2.17%	85,970	88,261	2.72%
Maturing after ten years	2,517,644	2,564,859	2.11%	1,489,035	1,495,705	2.66%
Total	2,759,727	2,814,664	2.12%	1,598,261	1,607,368	2.66%
Municipal securities (2):
Maturing in one year or less	18,663	18,868	3.04%	37,136	37,291	2.67%
Maturing after one year through five years	36,000	37,716	2.89%	18,699	18,948	2.52%
Maturing after five years through ten years	230,851	239,883	2.07%	12,151	12,451	3.15%
Maturing after ten years	97,059	99,606	2.08%	33,635	33,612	2.63%
Total	382,573	396,073	2.20%	101,621	102,302	2.69%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,920	0.63%	—	—	—%
Maturing after one year through five years	49,704	49,870	3.80%	7,920	7,914	3.78%
Maturing after five years through ten years	21,332	21,376	1.50%	—	—	—%
Maturing after ten years	444,529	450,451	2.48%	125,519	127,184	3.21%
Total	523,485	529,617	2.48%	133,439	135,098	3.24%
Corporate debt securities:
Maturing in one year or less	126,250	124,846	1.71%	1,250	1,262	5.20%
Maturing after one year through five years	276,073	277,103	3.56%	10,000	9,887	4.00%
Maturing after five years through ten years	4,000	4,019	4.50%	—	—	—%
Total	406,323	405,968	2.99%	11,250	11,149	4.13%
Foreign government bonds:
Maturing in one year or less	45,681	45,655	0.85%	354,481	354,172	2.22%
Maturing after one year through five years	138,147	136,876	2.41%	—	—	—%
Total	183,828	182,531	2.02%	354,481	354,172	2.22%
Asset-backed securities:
Maturing after ten years	63,463	63,231	0.85%	66,106	64,752	2.65%
CLOs:
Maturing after ten years	294,000	287,494	1.34%	294,000	284,706	3.08%
Total AFS debt securities	$5,470,523	$5,544,658	2.13%	$3,320,648	$3,317,214	2.60%

Total aggregated by maturities:
Maturing in one year or less	$893,162	$892,648	1.72%	$721,607	$719,179	2.43%
Maturing after one year through five years	639,543	646,245	3.05%	395,468	392,891	2.11%
Maturing after five years through ten years	483,606	499,880	2.12%	143,029	145,901	2.65%
Maturing after ten years	3,454,212	3,505,885	2.08%	2,060,544	2,059,243	2.76%
Total AFS debt securities	$5,470,523	$5,544,658	2.13%	$3,320,648	$3,317,214	2.60%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans, including loans held-for-sale, were $37.77 billion as of December 31, 2020, an increase of $3.35 billion or 10% from $34.42 billion as of December 31, 2019. This was primarily driven by increases of $1.48 billion or 12% in C&I loans, driven by PPP loan growth; $1.08 billion or 15% in single-family residential loans and $896.2 million or 9% in CRE loans. The composition of the loan portfolio as of December 31, 2020 was similar to the composition as of December 31, 2019.

The following table presents the composition of the Company’s total loan portfolio by loan type as of the periods indicated:

($ in thousands)	December 31,
	2020		2019		2018		2017		2016
	Amount (1)	%	Amount (1)	%	Amount (1)	%	Amount (1)	%	Amount (1)	%
Commercial:
C&I (2)	$13,631,726	36%	$12,150,931	35%	$12,056,970	37%	$10,697,231	37%	$9,640,563	38%
CRE:
CRE	11,174,611	29%	10,278,448	30%	9,260,199	28%	8,758,818	31%	7,890,368	31%
Multifamily residential	3,033,998	8%	2,856,374	8%	2,470,668	8%	2,094,255	7%	1,711,680	6%
Construction and land	599,692	2%	628,499	2%	538,794	2%	659,697	2%	674,754	3%
Total CRE	14,808,301	39%	13,763,321	40%	12,269,661	38%	11,512,770	40%	10,276,802	40%
Total commercial	28,440,027	75%	25,914,252	75%	24,326,631	75%	22,210,001	77%	19,917,365	78%
Consumer:
Residential mortgage:
Single-family residential	8,185,953	21%	7,108,590	20%	6,036,454	19%	4,646,289	16%	3,509,779	14%
HELOCs	1,601,716	4%	1,472,783	4%	1,690,834	5%	1,782,924	6%	1,760,776	7%
Total residential mortgage	9,787,669	25%	8,581,373	24%	7,727,288	24%	6,429,213	22%	5,270,555	21%
Other consumer	163,259	—%	282,914	1%	331,270	1%	336,504	1%	315,219	1%
Total consumer	9,950,928	25%	8,864,287	25%	8,058,558	25%	6,765,717	23%	5,585,774	22%
Total loans held-for-investment	38,390,955	100%	34,778,539	100%	32,385,189	100%	28,975,718	100%	25,503,139	100%
Allowance for loan losses	(619,983)		(358,287)		(311,322)		(287,128)		(260,520)
Loans held-for-sale (3)	1,788		434		275		78,217		23,076
Total loans, net	$37,772,760		$34,420,686		$32,074,142		$28,766,807		$25,265,695

(1)On January 1, 2020, the Company adopted ASU 2016-13. Total loans include net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(58.8) million, $(43.2) million, $(48.9) million, $(34.0) million and $1.2 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively. Net origination fees related to PPP loans were $(12.7) million as of December 31, 2020.
(2)Includes $1.57 billion of PPP loans as of December 31, 2020.
(3)Includes $78.1 million of loans held-for-sale in Branch assets held-for-sale as of December 31, 2017.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering SBA PPP loans to help struggling businesses in our communities pay their employees and sustain their businesses, and by providing payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 7. MD&A — Risk Management — Credit Risk Management in this Form 10-K.

As of December 31, 2020, the Company had approximately 6,200 SBA PPP loans outstanding with balances totaling $1.57 billion, which were included in the C&I portfolio. These loans carry an interest rate of 1%, and are 100% guaranteed by the SBA. The substantial majority of the Company’s PPP loans have a term of two years. Related to the PPP loans made in 2020, as of February 25 2021, the Company has submitted and received approval from the SBA for forgiveness approximately 2,700 PPP loan applications, totaling $341.9 million.

In January 2021, the Company began processing applications to provide additional support for those in need under the latest round of the SBA’s PPP in response to the CAA signed by the President on December 27, 2020. Year-to-date through February 25, 2021, the Company funded over 4,300 new PPP loans, totaling $700.3 million. For more information on PPP loans, refer to Item 7. MD&A — Overview — Regulatory Developments Relating to the COVID-19 Pandemic — Paycheck Protection Program and Note 1 — Summary of Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements in this Form 10-K.

Commercial

The commercial loan portfolio comprised 75% of total loans as of both December 31, 2020 and 2019. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. C&I loans totaled $13.63 billion, or 36% of total loans held-for-investment, as of December 31, 2020, compared with $12.15 billion, or 35% of total loans held-for-investment, as of December 31, 2019. Year-over-year, C&I loans increased $1.48 billion, or 12%, driven by PPP loan funding. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also has a portfolio of broadly syndicated C&I loans, primarily Term B, which totaled $892.1 million and $894.6 million as of December 31, 2020 and 2019, respectively. The majority of the C&I loans have variable interest rates.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of December 31, 2020 and 2019.

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2020

All other C&I: 37%
PPP: 12%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil & Gas: 7%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2019

All other C&I: 36%
Clean Energy: 4%
Consumer Goods: 5%
Technology & Life Science: 6%
Real Estate Related: 7%
Entertainment: 9%
Private Equity: 10%
Oil & Gas: 11%
General Manufacturing & Wholesale:12%

Oil & gas loans outstanding comprised 7% of C&I loans and 3% of total loans held-for-investment as of December 31, 2020, a decrease from 11% of C&I loans and 4% of total loans held-for-investment as of December 31, 2019. As of December 31, 2020, oil & gas outstanding totaled $1.03 billion, a decrease of 23% from $1.33 billion as of December 31, 2019. Unfunded commitments to oil & gas borrowers were $312.1 million as of December 31, 2020, a decrease of 35% from $477.6 million as of December 31, 2019. Based on total commitment as of December 31, 2020, the oil & gas portfolio mix was: 59% exploration and production (“E&P”) companies, 34% midstream and downstream companies, and 7% oilfield services and other companies. In comparison, the oil & gas portfolio mix was: 64% E&P companies, 29% midstream and downstream companies, and 7% oilfield services and other companies as of December 31, 2019. The COVID-19 pandemic, fallen global commodity demand, and oil & gas price volatility have unfavorably impacted the credit risk of the oil & gas industry sector. Accordingly, the Company increased its allowance for loan loss coverage for oil & gas loans outstanding to 11% as of December 31, 2020, up from 5% as of December 31, 2019.

Commercial — Commercial Real Estate Loans. The CRE portfolio consists of income-producing CRE, multifamily residential, and construction and land loans. Total CRE loans outstanding were $14.81 billion, or 39% of total loans held-for-investment as of December 31, 2020, compared with $13.76 billion, or 40% of total loans held-for-investment as of December 31, 2019. Year-over-year, total CRE loans increased $1.04 billion, or 8%, primarily driven by growth in income-producing CRE.

The Company’s total CRE portfolio is granular and broadly diversified by property type, which serves to mitigate a portion of its geographical concentration in California. The average size of total CRE loans was $2.4 million and $2.1 million as of December 31, 2020 and 2019, respectively. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
Property types:
Retail	$3,466,141	23%	$3,300,106	24%
Multifamily	3,033,998	20%	2,856,374	21%
Offices	2,747,082	19%	2,375,087	17%
Industrial	2,407,594	16%	2,163,769	16%
Hospitality	1,888,797	13%	1,865,031	14%
Construction and land	599,692	4%	628,499	4%
Other	664,997	5%	574,455	4%
Total CRE loans	$14,808,301	100%	$13,763,321	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of December 31, 2020, compared with 50% as of December 31, 2019. The low weighted-average LTV ratio was consistent by CRE property type. Approximately 89% of total CRE loans had an LTV ratio of 65% or lower as of December 31, 2020, compared with 85% as of December 31, 2019. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for income-producing CRE and multifamily residential loans.

The following tables provide a summary of the Company’s income-producing CRE, multifamily residential, and construction and land loans by geography as of December 31, 2020 and 2019. The distribution of the total CRE loan portfolio reflects the Company’s geographical footprint, which is concentrated in California:

($ in thousands)	December 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,884,691		$1,867,646		$249,282		$8,001,619
Northern California	2,476,510		674,813		197,195		3,348,518
California	8,361,201	75%	2,542,459	84%	446,477	74%	11,350,137	77%
New York	696,712	6%	137,114	4%	93,806	16%	927,632	6%
Texas	864,639	8%	116,367	4%	2,581	0%	983,587	7%
Washington	341,374	3%	91,824	3%	22,724	4%	455,922	3%
Arizona	147,187	1%	12,406	0%	—	—%	159,593	1%
Nevada	88,959	1%	86,644	3%	22,384	4%	197,987	1%
Other markets	674,539	6%	47,184	2%	11,720	2%	733,443	5%
Total loans	$11,174,611	100%	$3,033,998	100%	$599,692	100%	$14,808,301	100%

($ in thousands)	December 31, 2019
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,446,786		$1,728,086		$247,170		$7,422,042
Northern California	2,359,808		603,135		203,706		3,166,649
California	7,806,594	76%	2,331,221	82%	450,876	72%	10,588,691	77%
New York	701,902	7%	116,923	4%	79,962	13%	898,787	7%
Texas	628,576	6%	124,646	4%	8,604	1%	761,826	6%
Washington	306,247	3%	55,913	2%	37,552	6%	399,712	3%
Arizona	149,151	1%	37,208	1%	6,951	1%	193,310	1%
Nevada	102,891	1%	138,577	5%	40	0%	241,508	2%
Other markets	583,087	6%	51,886	2%	44,514	7%	679,487	4%
Total loans (1)	$10,278,448	100%	$2,856,374	100%	$628,499	100%	$13,763,321	100%

(1)Loans net of ASC 310-30 discount.

Since 77% these loans were concentrated in California as of both December 31, 2020 and 2019, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in real estate markets in California, see Item 1A. Risk Factors in this Form 10-K.

Commercial — Income-Producing Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Income-producing CRE loans totaled $11.17 billion, or 29% of total loans held-for-investment, as of December 31, 2020, compared with $10.28 billion, or 30% of total loans held-for-investment as of December 31, 2019. Interest rates on CRE loans may be fixed, variable or hybrid. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the income-producing CRE loans as of both December 31, 2020 and 2019. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by unaffiliated rental income from a third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.03 billion as of December 31, 2020, compared with $2.86 billion as of December 31, 2019, and accounted for 8% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to seven years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. These loans totaled $599.7 million December 31, 2020, compared with $628.5 million as of December 31, 2019, and accounted for 2% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $554.7 million in loans outstanding, plus $288.2 million in unfunded commitments, as of December 31, 2020, compared with $558.2 million in loans outstanding, plus $351.4 million in unfunded commitments, as of December 31, 2019.

Consumer

The following tables summarize the Company’s single-family residential and HELOCs loan portfolios by geography as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,462,067		$728,733		$4,190,800
Northern California	1,059,832		354,014		1,413,846
California	4,521,899	55%	1,082,747	68%	5,604,646	57%
New York	2,277,722	28%	244,425	15%	2,522,147	26%
Washington	597,231	7%	180,765	11%	777,996	8%
Massachusetts	259,368	3%	44,633	3%	304,001	3%
Texas	209,737	3%	—	—%	209,737	2%
Other markets	319,996	4%	49,146	3%	369,142	4%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%
Lien priority:
First mortgage	$8,185,953	100%	$1,372,270	86%	$9,558,223	98%
Junior lien mortgage	—	—%	229,446	14%	229,446	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%

($ in thousands)	December 31, 2019
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,081,368		$702,915		$3,784,283
Northern California	1,038,945		309,883		1,348,828
California	4,120,313	58%	1,012,798	69%	5,133,111	60%
New York	1,657,732	23%	257,344	17%	1,915,076	22%
Washington	630,307	9%	133,625	9%	763,932	9%
Massachusetts	235,393	3%	31,310	2%	266,703	3%
Texas	188,838	3%	—	—%	188,838	2%
Other markets	276,007	4%	37,706	3%	313,713	4%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%
Lien priority:
First mortgage	$7,108,588	100%	$1,238,186	84%	$8,346,774	97%
Junior lien mortgage	2	0%	234,597	16%	234,599	3%
Total (1)	$7,108,590	100%	$1,472,783	100%	$8,581,373	100%

(1)Loans net of ASC 310-30 discount.

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $8.19 billion, or 21% of total loans held-for-investment, as of December 31, 2020, compared with $7.11 billion, or 20% of total loans held-for-investment as of December 31, 2019. Year-over-year, single-family residential loans increased $1.08 billion, or 15%, primarily driven by growth in New York and Southern California. The Company was in a first lien position for virtually all single-family residential loans as of both December 31, 2020 and 2019. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. HELOCs totaled $1.60 billion as of December 31, 2020, compared with $1.47 billion as of December 31, 2019, and accounted for 4% of total loans held-for-investment as of both dates. Year-over-year, HELOCs increased $128.9 million, or 9%, primarily driven by growth in California and Washington. The Company was in a first lien position for 86% and 84% of its HELOCs as of December 31, 2020 and 2019, respectively. Many of the loans within this portfolio are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. Virtually all of the Company’s HELOCs were variable-rate loans.

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

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2020:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years	Total
Commercial:
C&I	$4,648,509	$7,697,855	$1,285,362	$13,631,726
CRE:
CRE	808,302	5,047,922	5,318,387	11,174,611
Multifamily residential	167,854	580,924	2,285,220	3,033,998
Construction and land	323,627	221,375	54,690	599,692
Total CRE	1,299,783	5,850,221	7,658,297	14,808,301
Total commercial	5,948,292	13,548,076	8,943,659	28,440,027
Consumer:
Residential mortgage:
Single-family residential	329	6,696	8,178,928	8,185,953
HELOCs	—	366	1,601,350	1,601,716
Total residential mortgage	329	7,062	9,780,278	9,787,669
Other consumer	59,496	98,268	5,495	163,259
Total consumer	59,825	105,330	9,785,773	9,950,928
Total loans held-for-investment	$6,008,117	$13,653,406	$18,729,432	$38,390,955

Distribution of loans to changes in interest rates:
Variable-rate loans	$4,864,904	$10,762,372	$9,332,028	$24,959,304
Fixed-rate loans	1,143,213	2,693,339	3,296,293	7,132,845
Hybrid adjustable-rate loans	—	197,695	6,101,111	6,298,806
Total loans held-for-investment	$6,008,117	$13,653,406	$18,729,432	$38,390,955

Purchased Credit Deteriorated Loans

The Company adopted ASU 2016-13 using the prospective transition approach for purchased financial assets with credit deterioration that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30. On January 1, 2020, the amortized cost basis of the purchased credit deteriorated (“PCD”) loans was adjusted to reflect a $1.2 million addition of allowance for loan losses. The Company did not acquire any PCD loans during 2020. For additional details regarding PCD loans, see Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K. Prior to the adoption of ASU 2016-13, the carrying value of PCI loans totaled $222.9 million as of December 31, 2019.

Loans Held-for-Sale

As of December 31, 2020 and 2019, loans held-for-sale totaled $1.8 million and $434 thousand, respectively, and consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Sales of Originated Loans and Purchased Loans

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances, the Company also purchases loans and participates in loans with other banks. The Company also participates out interests in directly originated commercial loans to other financial institutions or sells loans in the normal course of business.

The following tables provide information on loan sales during the years ended December 31, 2020, 2019 and 2018. Refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K for additional information on loan purchases and transfers.

($ in thousands)	Year Ended December 31, 2020
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$291,740	$26,994	$1,398	$—	$80,309	$400,441
Net gains	$565	$2,940	$—	$—	$996	$4,501
Purchased loans:
Amount (1)	$11,780	$—	$—	$—	$—	$11,780

($ in thousands)	Year Ended December 31, 2019
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$179,280	$39,062	$—	$1,573	$10,410	$230,325
Net gains	$875	$3,045	$—	$—	$115	$4,035
Purchased loans:
Amount (1)	$66,511	$—	$—	$—	$—	$66,511

($ in thousands)	Year Ended December 31, 2018
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$212,485	$62,291	$—	$—	$34,966	$309,742
Net gains	$1,129	$4,876	$—	$—	$552	$6,557
Purchased loans:
Amount	$201,359	$—	$—	$—	$—	$201,359
Net gains	$33	$—	$—	$—	$—	$33

(1)Net gains on sales of purchased loans were insignificant or none.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in China and Hong Kong. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2020, 2019 and 2018:

($ in thousands)	December 31,
	2020		2019		2018
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$647,883	1%	$511,639	1%	$360,786	1%
AFS debt securities (1)	$66,170	0%	$204,948	0%	$221,932	1%
Loans held-for-investment (2)	$704,415	1%	$573,305	1%	$653,860	2%
Total assets	$1,426,479	3%	$1,361,652	3%	$1,247,207	3%
Subsidiary bank in China:
Cash and cash equivalents	$611,088	1%	$548,930	1%	$695,527	2%
Interest-bearing deposits with banks	$74,079	0%	$142,587	0%	$221,000	1%
AFS debt securities (3)	$152,219	0%	$—	—%	$—	—%
Loans held-for-investment (2)	$796,153	2%	$819,110	2%	$777,412	2%
Total assets	$1,634,896	3%	$1,520,627	3%	$1,700,357	4%

(1)Primarily comprised of U.S. Treasury securities and foreign government bonds as of December 31, 2020, 2019 and 2018.
(2)Primarily comprised of C&I loans as of December 31, 2020, 2019 and 2018.
(3)Comprised of foreign government bonds as of December 31, 2020.

The following table presents the total revenue generated by the Company’s overseas offices in 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020		2019		2018
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$22,947	1%	$33,791	2%	$31,122	2%
Subsidiary Bank in China:
Total revenue	$20,178	1%	$32,071	2%	$34,143	2%

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

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020. As of December 31, 2020, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.27 billion as of December 31, 2020, an increase of $251.6 million or 5% from $5.02 billion as of December 31, 2019. The increase in the Company’s stockholders’ equity was primarily due to 2020 net income of $567.8 million, partially offset by cash dividends declared of $158.8 million and share repurchases of $146.0 million. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements and Supplementary Data — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

Book value was $37.22 per common share as of December 31, 2020, an increase of 8% from $34.46 per common share as of December 31, 2019. The Company paid cash dividends of $1.100 per common share in 2020, compared with $1.055 per share in 2019. In January 2021, the Company’s Board of Directors declared first quarter 2021 cash dividends of $0.330 per common share, which represents a 20% increase, or 5.5 cents per share, from the previous quarterly cash dividend of $0.275 per common share. The dividend was paid on February 23, 2021 to stockholders of record as of February 9, 2021.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2020 and 2019:

($ in thousands)	December 31,				Change
	2020		2019
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$16,298,301	36%	$11,080,036	30%	$5,218,265	47%
Interest-bearing checking	6,142,193	14%	5,200,755	14%	941,438	18%
Money market	10,740,667	24%	8,711,964	23%	2,028,703	23%
Savings	2,681,242	6%	2,117,196	6%	564,046	27%
Time deposits	9,000,349	20%	10,214,308	27%	(1,213,959)	(12)%
Total deposits	$44,862,752	100%	$37,324,259	100%	$7,538,493	20%
Other Funds
Short-term borrowings	$21,009		$28,669		$(7,660)	(27)%
FHLB advances	652,612		745,915		(93,303)	(13)%
Repurchase agreements	300,000		200,000		100,000	50%
Long-term debt	147,376		147,101		275	0%
Total other funds	$1,120,997		$1,121,685		$(688)	0%
Total sources of funds	$45,983,749		$38,445,944		$7,537,805	20%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provide a stable and low-cost source of funding and liquidity to the Company.

Total deposits reached $44.86 billion as of December 31, 2020, an increase of $7.54 billion or 20% from $37.32 billion as of December 31, 2019. Deposit growth was well-diversified across our commercial sectors and branch network, including cross-border clients, partially offset by a reduction in higher-cost time deposits. The strongest growth was in noninterest-bearing demand deposits, which increased by $5.22 billion or 47% year-over-year. Noninterest-bearing demand deposits reached $16.30 billion, or 36% of total deposits, as of December 31, 2020, up from $11.08 billion, or 30% of total deposits, as of December 31, 2019. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K.

Domestic time deposits of $100,000 or more totaled $7.17 billion, representing 16% of the total deposit portfolio as of December 31, 2020. The following table presents the maturity distribution of domestic time deposits of $100,000 or more:

($ in thousands)	December 31, 2020
3 months or less	$4,111,699
Over 3 months through 6 months	1,219,791
Over 6 months through 12 months	1,684,566
Over 12 months	149,527
Total	$7,165,583

As of December 31, 2020, foreign time deposits of $100,000 or more consisted of $312.4 million of deposits held in the Company’s branch in Hong Kong and $522.7 million of deposits held in the Company’s subsidiary bank in China. This compares with $611.0 million of deposits held in the Company’s branch in Hong Kong and $595.1 million of deposits held in the Company’s subsidiary bank in China as of December 31, 2019.

Other Sources of Funding

Short-term borrowings consist of borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited, which amounted to $21.0 million as of December 31, 2020, compared with $28.7 million as of December 31, 2019. As of December 31, 2020, short-term borrowings entered into by East West Bank (China) Limited had a fixed interest rate of 3.70% and mature in the first quarter of 2021.

The following table presents selected information for short-term borrowings as of the periods indicated:

($ in thousands)	2020	2019
Year-end balance	$21,009	$28,669
Weighted-average rate on amount outstanding at year-end	3.70%	3.69%
Maximum month-end balance	$68,843	$59,225
Average amount outstanding	$45,290	$44,511
Weighted-average rate	3.69%	3.90%

FHLB advances were $652.6 million as of December 31, 2020, a decrease of $93.3 million or 13% from $745.9 million as of December 31, 2019. As of December 31, 2020, FHLB advances had fixed and floating interest rates ranging from zero percent to 2.34% and remaining maturities between four months and 1.9 years. Of these, $405.0 million have a blended interest rate of 2.22% and mature in the second quarter of 2021.

Gross repurchase agreements totaled $300.0 million and $450.0 million as of December 31, 2020 and 2019, respectively. The decrease was due to the extinguishment of $150.0 million of repurchase agreements in the second quarter of 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2020, the Company did not have gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. In comparison, net repurchase agreements totaled $200.0 million as of December 31, 2019, after netting gross repurchase agreements of $250.0 million against gross resale agreements. As of December 31, 2020, gross repurchase agreements had interest rates ranging from 2.46% to 2.48%, with original terms between 4.0 years and 8.5 years and remaining maturities between 2.6 years and 2.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of December 31, 2020, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-K.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.4 million and $147.1 million as of December 31, 2020 and 2019, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 2.26% and 3.98% during 2020 and 2019, respectively, with remaining maturities ranging between 13.9 years and 16.7 years as of December 31, 2020. In October 2020, the Company paid off the $1.43 billion in borrowing from the Federal Reserve PPPLF. This debt was included in long-term debt on the Company’s Consolidated Balance Sheet as of June 30 and September 30, 2020.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020. The Company elected the phase-in option provided by regulatory guidance, which delays the estimated impact of CECL on regulatory capital for two years and phases the impact over three years. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. In April 2020, in recognition of CARES Act requirements, and to facilitate the use of the PPPLF, the U.S banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of the PPPLF. In addition, under the CARES Act, loans originated by a banking organization under the PPP (whether or not sold or pledged in the PPPLF) will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the December 31, 2020 capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk weighted at zero percent. In addition, the quarterly average PPP loan balances that were pledged as collateral to PPPLF was excluded from the Tier 1 leverage ratio.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2020 and 2019 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2020		December 31, 2019		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-Based Capital Ratios:
CET 1 capital	12.7%	12.1%	12.9%	12.9%	4.5%	7.0%	6.5%
Tier 1 capital	12.7%	12.1%	12.9%	12.9%	6.0%	8.5%	8.0%
Total capital	14.3%	13.4%	14.4%	13.9%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.4%	9.0%	10.3%	10.3%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
(2)As of January 1, 2019, the 2.5% capital conservation buffer above the minimum capital ratios was required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2020 and 2019, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $38.41 billion as of December 31, 2020, an increase of $3.27 billion or 9% from $35.14 billion as of December 31, 2019. The increase in the risk-weighted assets was primarily due to loan growth.

Other Matters

LIBOR Transition

On July 27, 2017, the FCA, which regulates LIBOR, announced that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. The ARRC has proposed the SOFR as its preferred alternative rate for LIBOR. On November 30, 2020, LIBOR’s administrator, the IBA, in coordination with U.K. and U.S. regulators, announced the IBA’s intention to cease publication of the one-week and two-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. Banks are encouraged to cease entering new contracts that use USD LIBOR as a reference rate as soon as practicable by December 31, 2021.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. A portion of the Company’s loans, derivatives, debt securities, resale agreements, FHLB advances, as well as junior subordinated debt and repurchase agreements are indexed to LIBOR and mature after 2021. The volume of the Company’s products that are indexed to LIBOR is significant and, if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

Due to the uncertainty surrounding the future of LIBOR, the transition is anticipated to span several reporting periods through the end of 2021 and potentially into 2023 with the newly released LIBOR cessation timing. The Company has created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders and to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruptions during and after the LIBOR transition. The Company has completed a review of LIBOR contracts maturing after 2021 and has begun taking steps to convert these contracts to alternative rates. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in this Form 10-K.

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

Off-Balance Sheet Arrangements

Commitments to Extend Credit

As a financial service provider, the Company routinely enters into commitments to extend credit such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees to meet the financing needs of our customers. Many of these commitments to extend credit may expire without being drawn upon. The credit policies used in underwriting loans to customers are also used to extend these commitments. Under some of these contractual agreements, the Company may also have liabilities contingent upon the occurrence of certain events. The Company’s liquidity sources have been, and are expected to be, sufficient to meet the cash requirements of its lending activities. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K.

Guarantees

In the ordinary course of business, the Company enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 12 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K.

Contractual Obligations

The following table presents the Company’s significant fixed and determinable contractual obligations, along with the categories of payment dates as of December 31, 2020:

($ in thousands)	Payment Due by Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Indeterminate Maturity (1)	Total
On-balance sheet obligations:
Deposits	$8,608,547	$373,987	$17,800	$15	$35,862,403	$44,862,752
FHLB advances	405,000	247,612	—	—	—	652,612
Gross repurchase agreements	—	300,000	—	—	—	300,000
Affordable housing partnership and other tax credit investment commitments	125,142	51,674	2,496	3,414	—	182,726
Short-term borrowings	21,009	—	—	—	—	21,009
Long-term debt (2)	—	—	—	147,376	—	147,376
Operating lease liabilities	30,811	36,652	21,780	13,587	—	102,830
Finance lease liabilities	975	1,000	161	2,227	—	4,363
Projected cash payments for post-retirement benefit plan	349	729	774	6,710	—	8,562
Total on-balance sheet obligations	9,191,833	1,011,654	43,011	173,329	35,862,403	46,282,230
Off-balance sheet obligations:
Contractual interest payments (3)	181,038	39,234	6,990	29,158	—	256,420
Total off-balance sheet obligations	181,038	39,234	6,990	29,158	—	256,420
Total contractual obligations	$9,372,871	$1,050,888	$50,001	$202,487	$35,862,403	$46,538,650

(1)Includes deposits with no defined maturity, such as noninterest-bearing demand, interest-bearing checking, money-market and savings accounts.
(2)Represents junior subordinated debt, which is subject to call options where early redemption requires appropriate notice.
(3)Represents the future interest obligations related to interest-bearing time deposits, FHLB, gross repurchase agreements, short-term borrowings and long-term debt in the normal course of business. These interest obligations assume no early debt redemption. The Company estimated variable interest rate payments using December 31, 2020 rates, which the company held constant until maturity.

Risk Management

Overview

In conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved ERM framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as credit risk; liquidity risk; capital risk; market risk; operational risk; regulatory, compliance and legal risks; accounting and tax risks, and strategic and reputational risks.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, reporting directly to the Board’s Audit Committee. Further discussion and analysis of each major risk area are included in the following sub-sections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or counterparty will fail to perform according to the terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards; as well as portfolio credit risk management strategies and processes, such as diversification and liquidity; all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessment of underwriting and documentation quality, reporting directly to the Board’s Risk Oversight Committee. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The Company assesses overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, TDRs and Allowance for Credit Losses.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO, and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

The following table presents information regarding nonperforming assets as of the periods indicated:

($ in thousands)	December 31,
	Nonaccrual Loans	Non-PCI Nonaccrual Loans
	2020	2019	2018	2017	2016
Commercial:
C&I	$133,939	$74,835	$43,840	$69,213	$81,256
CRE:
CRE	46,546	16,441	24,218	26,986	26,907
Multifamily residential	3,668	819	1,260	1,717	2,984
Construction and land	—	—	—	3,973	5,326
Total CRE	50,214	17,260	25,478	32,676	35,217
Consumer:
Residential mortgage:
Single-family residential	16,814	14,865	5,259	5,923	4,214
HELOCs	11,696	10,742	8,614	4,006	2,130
Total residential mortgage	28,510	25,607	13,873	9,929	6,344
Other consumer	2,491	2,517	2,502	2,491	—
Total nonaccrual loans	215,154	120,219	85,693	114,309	122,817
OREO, net	15,824	125	133	830	6,745
Other nonperforming assets	3,890	1,167	7,167	—	—
Total nonperforming assets	$234,868	$121,511	$92,993	$115,139	$129,562
Nonperforming assets to total assets	0.45%	0.27%	0.23%	0.31%	0.37%
Nonaccrual loans to loans held-for-investment	0.56%	0.35%	0.26%	0.39%	0.48%
Allowance for loan losses to nonaccrual loans	288.16%	298.03%	363.30%	251.19%	212.12%
Net charge-offs to average loans held-for-investment	0.17%	0.16%	0.13%	0.08%	0.15%
TDRs included in nonperforming loans	$71,924	$54,566	$30,315	$62,909	$38,983

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions from loans that are repaid, paid down, charged off, sold, foreclosed, or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition and loan repayment capabilities. Nonaccrual loans were $215.2 million or 0.56% of loans held-for-investments, as of December 31, 2020, compared with $120.2 million or 0.35% of loans held-for-investments, as of December 31, 2019. Year-over-year, nonaccrual loans increased by $94.9 million or 79%, primarily driven by inflows of C&I oil & gas loans and CRE loans to nonaccrual status, partially offset by charge-offs and sales of C&I loans, as well as a transfer of a CRE loan to OREO. C&I nonaccrual loans were 62% of total nonaccrual loans as of both December 31, 2020 and 2019. As of December 31, 2020, $106.4 million, or 49% of nonaccrual loans were less than 90 days delinquent. In comparison, $35.6 million, or 30% of nonaccrual loans were less than 90 days delinquent as of December 31, 2019.

OREO was $15.8 million as of December 31, 2020, an increase of $15.7 million from $125 thousand as of December 31, 2019 due to the Company taking possession of one retail CRE property located in Southern California.

The following table presents accruing loans past due by loan portfolio segments as of December 31, 2020 and 2019:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	December 31,				December 31,
	2020	2019	$	%	2020	2019
Commercial:
C&I	$9,717	$48,155	$(38,438)	(80)%	0.07%	0.40%
CRE:
CRE	375	24,807	(24,432)	(98)%	0.00%	0.24%
Multifamily residential	1,818	729	1,089	149%	0.06%	0.03%
Construction and land	19,900	—	19,900	100%	3.32%	—%
Total CRE	22,093	25,536	(3,443)	(13)%	0.15%	0.19%
Total commercial	31,810	73,691	(41,881)	(57)%	0.11%	0.29%
Consumer:
Residential mortgage:
Single-family residential	12,494	20,517	(8,023)	(39)%	0.15%	0.29%
HELOCs	6,052	7,064	(1,012)	(14)%	0.38%	0.48%
Total residential mortgage	18,546	27,581	(9,035)	(33)%	0.19%	0.32%
Other consumer	234	11	223	NM	0.14%	0.00%
Total consumer	18,780	27,592	(8,812)	(32)%	0.19%	0.31%
Total	$50,590	$101,283	$(50,693)	(50)%	0.13%	0.29%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both December 31, 2020 and 2019.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by loan portfolio segments as of December 31, 2020 and 2019. The allowance for loan losses for TDRs was $10.3 million as of December 31, 2020 and $400 thousand as of December 31, 2019.

($ in thousands)	December 31,
	2020		2019
	Performing TDRs	Nonperforming TDRs	Performing TDRs	Nonperforming TDRs
Commercial:
C&I	$85,767	$68,451	$39,208	$41,014
CRE:
CRE	24,851	—	5,177	11,503
Multifamily residential	3,310	1,448	3,644	229
Construction and land	19,900	—	19,691	—
Total CRE	48,061	1,448	28,512	11,732
Consumer:
Residential mortgage:
Single-family residential	6,748	1,169	7,346	1,098
HELOCs	2,631	856	2,832	722
Total residential mortgage	9,379	2,025	10,178	1,820
Total TDRs	$143,207	$71,924	$77,898	$54,566

Performing TDRs were $143.2 million as of December 31, 2020, an increase of $65.3 million or 84% from $77.9 million as of December 31, 2019. This increase reflected $68.4 million in newly designated C&I TDRs, primarily from general manufacturing & wholesale, and oil & gas sectors, and $21.2 million in newly designated CRE TDRs. Over 85% of the performing TDRs were current as of both December 31, 2020 and 2019.

Nonperforming TDRs were $71.9 million as of December 31, 2020, an increase of $17.4 million or 32% from $54.6 million as of December 31, 2019. This increase primarily reflected additions to nonperforming TDR, from C&I oil & gas loans, partially offset by a sale of one C&I loan and a transfer of one CRE loan to OREO.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of December 31, 2020, there were four TDRs totaling $11.8 million that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to the COVID-19 Pandemic

Beginning in late March 2020, the Company granted various commercial and consumer loan accommodation programs, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the CAA, permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances. To be eligible under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) January 1, 2022. The federal banking regulators, in consultation with the FASB, issued the Interagency Statement on April 7, 2020 confirming that, for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e. six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40. See additional information in Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings in this Form 10-K.

The delinquency aging of loans modified related to the COVID-19 pandemic is frozen at the time of the modification. As a result, the recognition of delinquent loans, nonaccrual status, and loan net charge-offs may be delayed for certain borrowers who are enrolled in these loan modification programs, which would have otherwise moved into past due or nonaccrual status. Interest income continues to be recognized over the accommodation period.

The following table provides a summary of the COVID-19 pandemic-related loan modifications that remained under their modified terms as of December 31, 2020. The amounts represent loan modifications that meet the criteria under Section 4013 of the CARES Act, as amended by the CAA, or Interagency Statement and therefore are not considered TDRs. The amounts exclude loan modifications related to the COVID-19 pandemic made on existing TDRs. A loan is counted once in the table regardless of the number of accommodations received.

($ in thousands)	December 31, 2020
	Number of Loans	Outstanding Balance	% of Balance of Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	14	$36,266	0%
CRE:
CRE	63	597,972	5%
Multifamily residential	4	17,111	1%
Construction and land	3	66,629	11%
Total CRE	70	681,712	5%
Total commercial	84	717,978	3%
Consumer:
Residential mortgage:
Single-family residential	501	208,347	3%
HELOCs	102	39,469	2%
Total residential mortgage	603	247,816	3%
Total consumer	603	247,816	2%
Total	687	$965,794	3%

The above table excludes loan modifications related to the COVID-19 pandemic that did not meet the criteria provided under Section 4013 of the CARES Act, as amended by the CAA, or the Interagency Statement, and that were evaluated and deemed to not be classified as TDRs. The determination to not consider a modification a TDR was made on the premise that the amount of the delayed restructured payments was insignificant relative to the unpaid principal or collateral value of the loan, resulting in an insignificant shortfall in the contractual amount due from the borrower, or an insignificant delay in the timing of the restructured payment period relative to the payment frequency under the loan’s original contractual maturity or expected duration. The above table also excludes loan modifications related to the COVID-19 pandemic made on existing TDRs.

The COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals three months or less in duration, in the form of either principal payment deferrals, where the borrower was still paying interest, or full principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity, or spread over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 36 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

As of December 31, 2020, the Company had $965.8 million of loans under payment deferral and forbearance programs, a decrease of $602.1 million or 38% from $1.57 billion as of September 30, 2020, and a decrease of $1.86 billion or 66% from $2.82 billion as of June 30, 2020. The CRE COVID-19 loan modifications outstanding as of December 31, 2020 were primarily concentrated in the hotel and retail CRE portfolios. Of the CRE COVID-19 loan modifications, 73% were making partial payments, generally as interest payments, while 27% were under full payment deferral. Modifications are considered to have exited active accommodation after the borrower exited the modification program or after the modification period expired. The loans with expired COVID-19 modifications were predominantly current as of December 31, 2020. The Company monitors the delinquency status of loans exiting relief programs on an ongoing basis. The impacts of the COVID-19 loan modifications were considered in determination of the allowance for credit loss.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts, and other relevant factors. On January 1, 2020, the adoption of the new accounting standard increased the allowance for loan losses by $125.2 million, and the allowance for unfunded credit commitments by $10.5 million. Corresponding with the increase to the allowance due the adoption of ASU 2016-13, there was an after-tax decrease to opening retained earnings of $98.0 million.

The Company’s methodology for determining the allowance for loan losses includes an estimate of expected credit losses on a collective basis for loan groups with similar risk characteristics, and a specific allowance for loans that are individually evaluated. For collectively evaluated loans, the Company uses quantitative models to forecast expected credit losses and these models consider historical credit loss experience, current market and economic conditions, and forecasted changes in market and economic conditions, if such forecasts are considered reasonable and supportable. The Company also considers qualitative factors in determining the allowance for loan losses. Qualitative adjustments are used to capture characteristics in the portfolio that impact expected credit losses, and which are not otherwise fully captured within the Company’s expected credit loss models.

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: recourse obligations for loans sold, letters of credit, and unfunded lending commitments. The Company’s methodology for determining the allowance for unfunded lending commitments calculation uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the segment of the individual credit.

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses was appropriate as of December 31, 2020, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. For a description of the policies, methodologies and judgements used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Policies and Estimates, Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments as of the periods indicated:

($ in thousands)	December 31,
	2020		2019		2018		2017		2016
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Commercial:
C&I	$398,040	36%	$238,376	35%	$189,117	37%	$163,058	37%	$142,167	38%
CRE:
CRE	163,791	29%	40,509	30%	40,666	28%	40,809	31%	47,559	31%
Multifamily residential	27,573	8%	22,826	8%	19,885	8%	19,537	7%	17,911	6%
Construction and land	10,239	2%	19,404	2%	20,290	2%	26,881	2%	24,989	3%
Total CRE	201,603	39%	82,739	40%	80,841	38%	87,227	40%	90,459	40%
Total Commercial	599,643	75%	321,115	75%	269,958	75%	250,285	77%	232,626	78%
Consumer:
Residential mortgage:
Single-family residential	15,520	21%	28,527	20%	31,340	19%	26,362	16%	19,795	14%
HELOCs	2,690	4%	5,265	4%	5,774	5%	7,354	6%	7,506	7%
Total residential mortgage	18,210	25%	33,792	24%	37,114	24%	33,716	22%	27,301	21%
Other consumer	2,130	0%	3,380	1%	4,250	1%	3,127	1%	593	1%
Total Consumer	20,340	25%	37,172	25%	41,364	25%	36,843	23%	27,894	22%
Total	$619,983	100%	$358,287	100%	$311,322	100%	$287,128	100%	$260,520	100%

	2020		2019		2018		2017		2016
Average loans held-for-investment	$36,796,989		$33,372,890		$30,209,219		$27,237,981		$24,223,535
Loans held-for-investment	$38,390,955		$34,778,539		$32,385,189		$28,975,718		$25,503,139
Allowance for loan losses to loans held-for-investment	1.61%		1.03%		0.96%		0.99%		1.02%
Net charge-offs to average loans held-for-investment	0.17%		0.16%		0.13%		0.08%		0.15%

The allowance for loan losses was $620.0 million as of December 31, 2020, an increase of $261.7 million from $358.3 million as of December 31, 2019. This increase to allowance reflects a deterioration in the macroeconomic conditions and outlook as a result of the COVID-19 pandemic, and the adoption of CECL. The change is comprised of the following:
•a net $125.2 million increase due to the adoption of CECL on January 1, 2020,
•subsequent to January 1, 2020, a net $150.1 million addition in the allowance against commercial loans, predominantly in C&I and CRE income-producing, and
•a net $13.6 million reduction in the allowance against consumer loans, predominantly in single-family residential and other consumer.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loans. The scenarios consist of a base forecast representing management's view of the most likely outcome, combined with downside and upside scenarios reflecting possible worsening or improving economic conditions. The base forecast assumed near-term economic stress and the economy beginning to recover in 2021, based on anticipated economic stimulus from the government and the Federal Reserve maintaining its target fed funds range. The downside scenario assumed more sustained adverse economic impact resulting from the COVID-19 pandemic, as compared to the base forecast. The upside scenario assumed a more optimistic view for the economic recovery, as compared with the base forecast, including travel, business and other restrictions ending sooner, and improved consumer optimism based on more rapid distribution of COVID-19 vaccines. The Company applies management judgment to add qualitative factors for the impact of COVID-19 pandemic on industry and CRE sectors that are affected by the pandemic.

As of December 31, 2020, PPP loans outstanding were $1.57 billion. As these loans are 100% guaranteed by SBA, the Company expects these loans will have zero expected loss. Accordingly, as of December 31, 2020, these loans had no related allowance for loan losses.

2020 net charge-offs were $63.2 million or 0.17% of average loans-held-for-investment, compared with $52.8 million, or 0.16% of average loan held-for-investment, in 2019. The year-over-year change in net loan charge-offs was largely due to higher CRE charge-offs, compared with recoveries in 2019. The COVID-19 pandemic may continue to impact the credit quality of our loan portfolio. Although the potential impacts were considered in our allowance for loan losses, payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of some loan charge-offs.

The following tables summarize activity in the allowance for loan losses for loans by loan portfolio segments for the periods indicated:

($ in thousands)		Year Ended December 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	145,212	55,864	10,879	644	(9,922)	(605)	(3,381)	198,691
Gross charge-offs		(66,225)	(15,206)	—	—	—	(221)	(185)	(81,837)
Gross recoveries		5,428	10,455	1,980	80	585	49	95	18,672
Total net (charge-offs) recoveries		(60,797)	(4,751)	1,980	80	585	(172)	(90)	(63,165)
Foreign currency translation adjustment		1,012	—	—	—	—	—	—	1,012
Allowance for loan losses, end of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983

($ in thousands)		Year Ended December 31, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	109,068	(4,345)	1,085	(1,422)	(2,938)	(516)	(839)	100,093
Gross charge-offs		(73,985)	(1,021)	—	—	(11)	—	(50)	(75,067)
Gross recoveries		14,501	5,209	1,856	536	136	7	19	22,264
Total net (charge-offs) recoveries		(59,484)	4,188	1,856	536	125	7	(31)	(52,803)
Foreign currency translation adjustment		(325)	—	—	—	—	—	—	(325)
Allowance for loan losses, end of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287

($ in thousands)		Year Ended December 31, 2018
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$163,058	$40,809	$19,537	$26,881	$26,362	$7,354	$3,127	$287,128
Provision for (reversal of) credit losses on loans	(a)	75,629	(5,337)	(1,409)	(7,331)	3,765	(1,618)	1,308	65,007
Gross charge-offs		(59,244)	—	—	—	(1)	—	(188)	(59,433)
Gross recoveries		10,417	5,194	1,757	740	1,214	38	3	19,363
Total net (charge-offs) recoveries		(48,827)	5,194	1,757	740	1,213	38	(185)	(40,070)
Foreign currency translation adjustment		(743)	—	—	—	—	—	—	(743)
Allowance for loan losses, end of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322

($ in thousands)		Year Ended December 31, 2017
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$142,167	$47,559	$17,911	$24,989	$19,795	$7,506	$593	$260,520
Provision for (reversal of) credit losses on loans	(a)	46,944	(8,861)	904	1,782	6,022	(121)	2,399	49,069
Gross charge-offs		(38,118)	—	(635)	(149)	(1)	(55)	(17)	(38,975)
Gross recoveries		11,371	2,111	1,357	259	546	24	152	15,820
Total net (charge-offs) recoveries		(26,747)	2,111	722	110	545	(31)	135	(23,155)
Foreign currency translation adjustment		694	—	—	—	—	—	—	694
Allowance for loan losses, end of period		$163,058	$40,809	$19,537	$26,881	$26,362	$7,354	$3,127	$287,128

($ in thousands)		Year Ended December 31, 2016
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$134,606	$58,623	$19,630	$22,915	$19,665	$8,745	$775	$264,959
Provision for (reversal of) credit losses on loans	(a)	46,847	(12,088)	(3,166)	1,988	(134)	(1,237)	(492)	31,718
Gross charge-offs		(47,739)	(464)	(29)	(117)	(137)	(9)	(13)	(48,508)
Gross recoveries		9,003	1,488	1,476	203	401	7	323	12,901
Total net (charge-offs) recoveries		(38,736)	1,024	1,447	86	264	(2)	310	(35,607)
Foreign currency translation adjustment		(550)	—	—	—	—	—	—	(550)
Allowance for loan losses, end of period		$142,167	$47,559	$17,911	$24,989	$19,795	$7,506	$593	$260,520

The following table summarizes activity in the allowance for unfunded credit commitments for the periods indicated:

($ in thousands)		Year Ended December 31,
		2020	2019	2018	2017	2016
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$11,158	$12,566	$13,318	$16,121	$20,360
Impact of ASU 2016-13 adoption		10,457	—	—	—	—
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	11,962	(1,408)	(752)	(2,803)	(4,239)
Allowance for unfunded credit commitments, end of period		$33,577	$11,158	$12,566	$13,318	$16,121
Provision for credit losses	(a) + (b)	$210,653	$98,685	$64,255	$46,266	$27,479

The allowance for unfunded credit commitments was $33.6 million as of December 31, 2020, compared with $11.2 million as of December 31, 2019. The Company believes the allowance for credit losses as of December 31, 2020 and 2019 was adequate.

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and for East West, the parent company, on a stand-alone basis to ensure that the Company is a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, providing regular reports to the Board of Directors. The Company’s liquidity management practices have been effective under normal operating and stressed market conditions such as the financial stress caused by the COVID-19 pandemic.

Liquidity Risk — Liquidity Sources The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $44.86 billion as of December 31, 2020, compared with $37.32 billion as of December 31, 2019. The Company’s loan-to-deposit ratio was 86% December 31, 2020, compared with 93% as of December 31, 2019.

In addition to deposits, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB and FRBSF to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 7 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-K for further detail related to the Company’s funding sources.

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020			December 31, 2019
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$4,017,971	$4,017,971	$—	$3,261,149	$3,261,149
Interest-bearing deposits with banks	—	809,728	809,728	—	196,161	196,161
Short-term resale agreements	—	900,000	900,000	—	400,000	400,000
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	91,637	773,443	865,080	142,203	615,464	757,667
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	494,132	2,320,532	2,814,664	334,194	1,273,174	1,607,368
Foreign government bonds	—	182,531	182,531	—	354,172	354,172
Municipal securities	1,033	395,040	396,073	1,040	101,262	102,302
Non-agency mortgage-backed securities, asset-backed securities and CLOs	434	879,908	880,342	733	483,823	484,556
Corporate debt securities	1,249	404,719	405,968	1,262	9,887	11,149
Total	$588,485	$10,683,872	$11,272,357	$479,432	$6,695,092	$7,174,524

Unencumbered liquid assets totaled $10.68 billion as of December 31, 2020, compared with $6.70 billion as of December 31, 2019. AFS debt securities included as part of liquidity sources consists of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means to generate incremental liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. As of December 31, 2020, the Company had total available borrowing capacity of $17.04 billion. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months

As of December 31, 2020, the Company had available borrowing capacity of $6.33 billion with the FHLB and $5.54 billion with the FRBSF. Unencumbered loans and/or securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $976.0 million as of December 31, 2020. Estimated borrowing capacity from unpledged AFS debt securities totaled $4.18 billion as of December 31, 2020.

In connection with the Company’s participation in the PPP under the CARES Act, the Company has the ability to pledge loans originated under the SBA’s PPP program to the PPPLF, and receive term funding matching the balance and term of the pledged loans. In the second quarter of 2020, the Company drew down $1.44 billion from the Federal Reserve PPPLF and pledged the same amount in PPP loans as collateral. The Company paid off the outstanding amounts under the PPPLF in full during the fourth quarter of 2020. As of December 31, 2020, the Company did not have any outstanding balance under the PPPLF.

Liquidity Risk — Liquidity for East West In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. As of December 31, 2020, East West held $439.1 million in cash and cash equivalents, after receiving $511.0 million in dividends from the Bank. In comparison, as of December 31, 2019, East West held $166.1 million in cash and cash equivalents, after receiving $190.0 million in dividends from the Bank. Each year, the dividends from the Bank to East West are sufficient to meet the projected cash obligations of the parent company for the coming year.

Liquidity Risk — Liquidity Stress Testing Liquidity stress testing is performed at the Company level, as well as at the foreign subsidiary and foreign branch levels. Stress tests and scenario analyses are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

Liquidity Risk — COVID-19 Pandemic In response to the ongoing developments related to the COVID-19 pandemic, the Company continues to closely monitor the impact of the pandemic on its business. The uncertainty surrounding the COVID-19 pandemic, and its impact on the financial services industry, could potentially impact the liquidity of the Company. The prolonged strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. However, the Company believes that market conditions have shown signs of improvement after the Federal Reserve stepped in with a broad array of actions to stabilize financial markets and to lower borrowing costs. In December 2020, the CAA was signed into law which issued new relief provisions, extended certain provisions of the CARES Act, and provided additional stimulus funding. Additional government stimulus assistance may be passed in 2021. The combination of the CAA and any additional stimulus legislation in 2021 may further enhance economic recovery.

As of December 31, 2020, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of impact on its business and financial position.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated. While this information may be helpful to highlight business strategies and certain macroeconomic trends, the cash flow analysis may not be as relevant when analyzing changes in the Company’s net earnings and assets. The Company believes that in addition to this traditional cash flow analysis, the discussion related to liquidity in Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity may provide a useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$693,325	$735,829	$883,172
Net cash used in investing activities	(6,848,716)	(2,571,176)	(3,832,412)
Net cash provided by financing activities	6,908,793	2,124,962	3,800,808
Effect of exchange rate changes on cash and cash equivalents	3,420	(29,843)	(24,783)
Net increase in cash and cash equivalents	756,822	259,772	826,785
Cash and cash equivalents, beginning of year	3,261,149	3,001,377	2,174,592
Cash and cash equivalents, end of year	$4,017,971	$3,261,149	$3,001,377

Operating Activities — Net cash provided by operating activities was $693.3 million, $735.8 million and $883.2 million in 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018, net cash provided by operating activities mainly reflected inflows of net income, in the amounts of $567.8 million, $674.0 million and $703.7 million for each of the respective years. During 2020, net operating cash inflows also benefited from noncash adjustments of $285.0 million to reconcile net income to net operating cash, as well as net changes in accrued expenses and other liabilities of $170.4 million, partially offset by net changes in accrued interest receivable and other assets of $339.9 million. The net changes in accrued interest receivable and other assets of $339.9 million during 2020 were primarily due to changes in derivative asset fair values. In comparison, during 2019, net operating cash inflows benefited from noncash adjustments of $221.6 million to reconcile net income to net operating cash, partially offset by net changes in accrued interest receivable and other assets of $170.8 million. Net operating cash inflows for 2018 benefited from $150.4 million in noncash adjustments to reconcile net income to net operating cash, as well as net changes in accrued expenses and other liabilities of $88.1 million, partially offset by net changes in accrued interest receivable and other assets of $60.8 million.

Investing Activities — Net cash used in investing activities was $6.85 billion, $2.57 billion and $3.83 billion in 2020, 2019 and 2018, respectively. During 2020, net cash used in investing activities primarily reflected cash outflows of $3.62 billion from loans held-for-investment, $2.16 billion from AFS debt securities, $577.6 million from interest-bearing deposits with banks, $350.0 million from resale agreements, and $154.9 million from investments in qualified affordable housing partnerships, tax credit and other investments. In comparison, during 2019, net cash used in investing activities primarily reflected cash outflows of $2.42 billion from loans held-for-investment, $521.2 million from AFS debt securities, and $146.9 million from investments in qualified affordable housing partnerships, tax credit and other investments. These investing cash outflows were partially offset by cash inflows of $325.0 million from resale agreements and $193.5 million from interest-bearing deposits with banks. During 2018, net cash used in investing activities primarily reflected $3.43 billion increase in net loans held-for-investment, a $503.7 million payment for the sale of the Bank’s eight DCB branches to Flagstar Bank, and $132.6 million in net funding of investments in qualified affordable housing partnerships, tax credit and other investments, partially offset by $217.7 million of net cash inflows from AFS debt securities.

Financing Activities — Net cash provided by financing activities was $6.91 billion, $2.12 billion and $3.80 billion in 2020, 2019 and 2018, respectively. During 2020, net cash provided by financing activities primarily reflected net increases of $7.48 billion in deposits, and $1.44 billion in PPPLF advances, partially offset by $1.44 billion repayment of PPPLF advances, $158.7 million net repayment in repurchase agreements, $158.2 million in cash dividends paid, $146.0 million in shares repurchased, and $95.0 million net repayment in FHLB advances. In comparison, net cash inflows in 2019 primarily reflected net increases of $1.90 billion in deposits and $418.0 million in FHLB advances, partially offset by $155.1 million in cash dividends paid. Net cash inflows in 2018 primarily reflected net increases in deposits of $3.90 billion, partially offset by cash dividends paid of $126.0 million.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices including interest rates, foreign exchange rates, interest rate contracts, investment securities prices, credit spreads, and related risk resulting from mismatches in rate sensitive assets and liabilities. In the event of market stress, the risk could have a material impact on our results of operations and financial condition.

The Board’s Risk Oversight Committee has primary oversight responsibility. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans; it is the primary market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, as well as affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s debt securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company uses both a static balance sheet and a forward growth balance sheet to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instrument future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in benchmark market interest rates. The model is also sensitive to the loan and investment prepayment assumptions, based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

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

Since the federal funds rate range was lowered to near zero in March 2020 and the Federal Reserve has committed its resources to support the financial markets, businesses, and state and local governments, it is not expected that rates will decline further, nor is it expected that rates will enter into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of December 31, 2020 are not provided.

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

The federal funds rate range was between 0.00% and 0.25% as of December 31, 2020 and between 1.50% and 1.75% as of December 31, 2019. After lowering the range to between 0.00% and 0.25% in March 2020, the Federal Open Market Committee (“FOMC”) pledged to maintain monetary support for the economy. Moreover, in December 2020, acknowledging the uncertain and likely lengthy path to a full post-pandemic economic recovery, the majority of FOMC members projected that the federal funds rate range will likely remain unchanged through 2023. The FOMC statement indicated that the federal funds target rate will remain unchanged until maximum employment has been reached and inflation rises to and remains at 2% for some time.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of December 31, 2020 and in both directions as of December 31, 2019.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	December 31,
	2020	2019
+200	12.6%	13.2%
+100	5.6%	6.7%
-100	NM	(5.5)%
-200	NM	(8.7)%

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s net interest income profile as of December 31, 2020 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The potential impact of rate decreases is somewhat muted due to the current low rate environment with the federal funds rate floored and the federal funds rate range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. However, given the current low level of interest rates, the potential for further rate decreases is limited which reduces the Bank’s exposure to risks associated with falling rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The Company’s estimated twelve-month net interest income sensitivity as of December 31, 2020 was lower than the sensitivity as of December 31, 2019 under both higher rate scenarios. This reflects reduced upward repricing in the Company’s rate sensitive assets due to a higher proportion of floating rate loans at rate floors under a near-zero interest rate environment, as compared with the proportion at rate floors as of December 31, 2019.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore have a more modest impact. The rate ramp table below shows the net income volatility under a gradual non-parallel shift of the yield curve upward and downward, in even quarterly increments over the first 12 months, followed by rates held constant thereafter:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	December 31,
	2020	2019
+200 Rate Ramp	4.9%	6.0%
+100 Rate Ramp	2.2%	3.0%
-100 Rate Ramp	NM	(2.6)%
-200 Rate Ramp	NM	(5.1)%

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a more meaningful indication of the potential impact of rising interest rates to the Company’s twelve-month net interest income. During 2020, the Company’s modeled asset sensitivity decreased under a ramp simulation for the higher interest rate scenarios.

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

EVE simulation reflects the effect of interest rate shifts on the value of the Company and is used to assess the degree of interest rate risk exposure. In contrast to the earnings perspective, the economic perspective identifies risks arising from repricing or maturity gaps over the life of the balance sheet. Changes in economic value indicate anticipated changes in the value of the bank’s future cash flows. Thus, the economic perspective can provide a leading indicator of the bank’s future earnings and capital values. The economic value method also reflects sensitivity across the full maturity spectrum of the bank’s assets and liabilities.

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of December 31, 2020 and in both directions as of December 31, 2019:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	December 31,
	2020	2019
+200	9.6%	7.0%
+100	4.8%	3.6%
-100	NM	(1.4)%
-200	NM	(3.5)%

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios increased as of December 31, 2020, compared with the results as of December 31, 2019. The changes in EVE sensitivity during this period were primarily due to changes in the level and shape of the yield curve, and an increased proportion of low cost and noninterest-bearing deposits in total deposits.

The Company’s EVE profile as of December 31, 2020 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company will periodically enter into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and counterparty financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk-related to interest rate swaps to institutional third parties through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

The following table summarizes certain information concerning derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of December 31, 2020 and 2019:

	December 31,
($ in thousands)	2020		2019
	Interest Rate Contracts(1)	Foreign Exchange Contracts	Interest Rate Contracts(2)	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Fair Value Hedges	Net Investment Hedges
Notional amounts:	$275,000	$84,269	$31,026	$86,167
Fair value:
Recognized as an asset	—	—	—	—
Recognized as a liability	1,864	235	3,198	1,586
Net fair value	$(1,864)	$(235)	$(3,198)	$(1,586)
Weighted average interest rates:
Pay fixed (receive floating)	0.483% (3-month USD-LIBOR)	NM	NM	NM
Weighted average remaining term to maturity (in months):	25.8	2.6	165.1	2.7
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$18,155,678	$3,108,488	$15,489,692	$4,839,661
Fair value:
Recognized as an asset	489,132	30,300	192,883	54,637
Recognized as a liability	315,834	22,524	124,119	47,024
Net fair value	$173,298	$7,776	$68,764	$7,613

NM — Not meaningful.
(1)As of December 31, 2020, there were no interest rate contracts designated as fair value hedges. The interest rate contracts designated as fair value hedges as of December 31, 2019 were dedesignated when the certificates of deposits were called during 2020.
(2)As of December 31, 2019, there were no interest rate contracts designated as cash flow hedges.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in our asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. We use derivatives to hedge the risk of variable cash flows that the Company is exposed to from its variable interest rate borrowings, including repurchase agreements and FHLB advances. The Company also uses derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. For both cash flow and net investment hedges, the change in the fair value of the hedging instruments is recognized in AOCI, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards. As of December 31, 2020, the outstanding foreign currency forwards effectively hedged approximately 50% of the RMB exposure in East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments during 2020 reflect actions taken for interest rate risk and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Derivatives Not Designated as Hedging Instruments — The Company enters into interest rate, foreign exchange and energy commodity contracts to support the business requirements of its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through a clearinghouse or over-the counter.

The Company offers various interest rate derivative contracts to its customers. For the interest rate contracts entered into with its customers, the Company managed its interest rate risk by entering into offsetting interest rate contracts with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to specific Company assets or liabilities on the Consolidated Balance Sheet, or to forecasted transactions in a hedging relationship, and are therefore economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. As of December 31, 2020, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions, including with central clearing organizations. Certain derivative contracts entered into with central clearing organizations are settled to market daily, to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies— Derivatives, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and in the effect that inflation may have on both short-term and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than inflation. While inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

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

Certain accounting policies are considered to have a critical effect on the Company’s Consolidated Financial Statements. Critical accounting policies are defined as those that require the most complex or subjective judgments and are reflective of significant uncertainties, and whose actual results could differ from the Company’s estimates. Future changes in the key variables could change future valuations and impact the results of operations. The following accounting policies are critical to the Company’s Consolidated Financial Statements as they require management to make subjective and complex judgments about matters that are inherently uncertain where actual results could differ materially from the Company’s estimates. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities.

Fair Value of Financial Instruments

In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. The Company does not use prices involving distressed sellers in determining fair value. Changes in the market conditions such as reduced liquidity in the capital markets or changes in secondary market activities, may increase variability or reduce the availability of market prices used to determine fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flows analysis. These modeling techniques incorporate management’s assessments regarding assumptions that market participants would use in pricing the asset or the liability, including the risks inherent in a particular valuation technique and the risk of nonperformance. The use of methodologies or assumptions different than those used by the Company could result in different estimates of fair value of financial instruments.

Significant judgment is also required to determine the fair value hierarchy for certain financial instruments. When fair values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, the financial assets and liabilities are classified as Level 3 under the fair value hierarchy. Total recurring Level 3 assets were $273 thousand and $421 thousand as of December 31, 2020 and 2019, respectively, and there were no recurring Level 3 liabilities as of December 31, 2020 and 2019. For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Allowance for Loan Losses and Unfunded Credit Commitments

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

The Company’s allowance for loan losses and the allowance for unfunded credit commitments are calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolio. Management’s determination of the appropriateness of the allowance is based on periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors. This evaluation is inherently subjective as it requires numerous estimates as further discussed below.

The Company develops and documents the allowance for loan losses methodology at the portfolio segment level. The commercial loan portfolio is comprised of C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, HELOCs, and other consumer loans. When similar risk characteristics exist, the Company measures the expected loan losses on a collective pool basis. Lifetime loss rate models have been adopted for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimate. Quantitative methods consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. These macroeconomic scenarios, which are applied over a reasonable and supportable forecast period, may consist of a base forecast representing management’s review of the most likely outcome, combined with downside and upside scenarios reflecting possible worsening or improving economic conditions. Additionally, the Company utilizes qualitative factors and environmental factors that are not already included in the quantitative models. The Company reviews the existing qualitative factors for appropriateness and examines the portfolio for any new qualitative factors that may be topical or appropriate. As the economy and risks in the loan portfolio change, management recommends adjustments to these factors as appropriate.

When loans do not share risk characteristics, the Company evaluates the expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The following three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan’s observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan.

The allowance for unfunded credit commitments includes reserves provided for unfunded loan commitments, letters of credit, SBLCs and recourse obligations for loans sold. For all off-balance sheet instruments and commitments, the unfunded credit exposure is calculated using utilization assumptions based on the Company's historical utilization experience in related portfolio segments. Loss rates are applied to the calculated exposure balances to estimate the allowance for unfunded credit commitments. Other elements such as credit risk factors for loans outstanding, terms and expiration dates of the unfunded credit facilities, and other pertinent information are considered to determine the adequacy of the allowance.

The evaluation of allowance is inherently subjective, as it requires numerous estimates and judgments that are susceptible to revision as more information becomes available. To the extent actual results differ from estimates or management’s judgments, the allowance for credit losses may be greater or less than future charge-offs. As the Company adds new products, increases the complexity of the loan portfolio and expands the geographic coverage, the Company expects to continue to enhance its methodologies to keep pace with the changing credit environment and the size and complexity of the loan portfolio and unfunded credit commitments. Changes in any of the factors cited above could have a significant impact on the allowance for credit loss calculation. For additional information on allowance for credit losses, see Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment

The accounting for goodwill is discussed in Note 1 — Significant Accounting Policies and Note 8 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in this Form 10-K. The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that indicate a potential impairment at the reporting unit level. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. Factors considered in qualitative assessments may include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other specific reporting unit considerations. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying fair value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. In order to determine the fair value of the reporting units, a combined income approach and market approach is used.

Significant judgments are applied and assumptions are made when estimating the fair value of the reporting units. Estimates of fair value are dependent upon various factors including estimates of the profitability of the Company’s reporting units, long term growth rates and the estimated market cost of equity. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. Certain events or circumstances could have a negative effect on the estimated fair value of the reporting units, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions and adverse regulatory or legislative changes, which could result in a material impairment charge to earnings in a future period.

In light of the COVID-19 pandemic impact and market volatility, an interim goodwill impairment analysis was conducted as of March 31, 2020. In addition, the Company performed its annual goodwill impairment test on all reporting units as of December 31, 2020. There was no goodwill impairment for its business segments as of March 31, 2020 and December 31, 2020.

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

Accrued taxes represent the net estimated amount due to or due from various tax jurisdictions and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and makes adjustments to accrued taxes as new information becomes available.

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

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. The Company establishes a liability for potential taxes, interest and penalties related to uncertain tax positions based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2020. See Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for additional information on income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

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

During 2020, the Company recorded $10.7 million in recoveries, of which $1.1 million was recorded as an impairment recovery, and $5.1 million in uncertain tax position related to the Company’s investment in DC Solar. In addition, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million in 2020. During 2019, the Company recorded a $7.0 million impairment charge, reversed $30.1 million of certain previously claimed tax credits and subsequently recovered $1.6 million related to DC Solar. During 2018, the Company sold its eight DCB branches and recognized a pre-tax gain on sale of $31.5 million.

The following tables present the reconciliation of GAAP to non-GAAP financial measures in 2020, 2019 and 2018:

($ and shares in thousands, except per share data)		Year Ended December 31,
		2020	2019	2018
Net income	(a)	$567,797	$674,035	$703,701
Add: Impairment charge related to DC Solar (1)		—	6,978	—
Less: Recoveries related to DC Solar (1)		(10,739)	(1,583)	—
Less: Gain on sale of business		—	—	(31,470)
Tax effect of adjustments (2)		3,047	(1,595)	9,303
Add: Reversal of certain previously claimed tax credits related to DC Solar		—	30,104	—
Add: Uncertain tax position recorded in income tax expense related to DC Solar		5,127	—	—
Non-GAAP net income	(b)	$565,232	$707,939	$681,534

Diluted weighted-average number of shares outstanding		142,991	146,179	146,169

Diluted EPS		$3.97	$4.61	$4.81
Diluted EPS impact of impairment charge related to DC Solar, net of tax		—	0.03	—
Diluted EPS impact of recoveries related to DC Solar, net of tax		(0.06)	(0.01)	—
Diluted EPS impact of reversal of certain previously claimed tax credits related to DC Solar		—	0.21	—
Diluted EPS impact of uncertain tax position recorded in income tax expense related to DC Solar		0.04	—	—
Diluted EPS impact of gain on sale of business, net of tax		—	—	(0.15)
Non-GAAP diluted EPS		$3.95	$4.84	$4.66

Average total assets	(c)	$48,937,793	$42,484,885	$38,542,569
Average stockholders’ equity	(d)	$5,082,186	$4,760,845	$4,130,822
ROA	(a)/(c)	1.16%	1.59%	1.83%
Non-GAAP ROA	(b)/(c)	1.16%	1.67%	1.77%
ROE	(a)/(d)	11.17%	14.16%	17.04%
Non-GAAP ROE	(b)/(d)	11.12%	14.87%	16.50%

(1)Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.
(2)Applied statutory tax rates of 28.37% for 2020 and 29.56%.for both 2019 and 2018.

($ in thousands)		Year Ended December 31,
		2020	2019	2018
Net interest income before provision for credit losses	(a)	$1,377,193	$1,467,813	$1,386,508
Total noninterest income (1)		235,547	222,245	217,433
Total revenue	(b)	$1,612,740	$1,690,058	$1,603,941
Total noninterest income (1)		$235,547	$222,245	$217,433
Less: Gain on sale of business		—	—	(31,470)
Non-GAAP noninterest income	(c)	$235,547	$222,245	$185,963
Non-GAAP revenue	(a)+(c)=(d)	$1,612,740	$1,690,058	$1,572,471

Total noninterest expense (1)	(e)	$716,322	$747,456	$720,990
Less: Amortization of tax credit and other investments (1)		(70,082)	(98,383)	(96,152)
Amortization of core deposit intangibles		(3,634)	(4,518)	(5,492)
Repurchase agreements’ extinguishment cost		(8,740)	—	—
Non-GAAP noninterest expense	(f)	$633,866	$644,555	$619,346

Efficiency ratio	(e)/(b)	44.42%	44.23%	44.95%
Non-GAAP efficiency ratio	(f)/(d)	39.30%	38.14%	39.39%

(1)In the fourth quarter of 2020, the Company reclassified certain income/losses from equity-method investments from Amortization of tax credit and other investments to Other investment income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

($ and shares in thousands, except per share data)		December 31,
		2020	2019	2018
Stockholders’ equity	(a)	$5,269,175	$5,017,617	$4,423,974
Less: Goodwill		(465,697)	(465,697)	(465,547)
Other intangible assets (1)		(11,899)	(16,079)	(22,365)
Non-GAAP tangible common equity	(b)	$4,791,579	$4,535,841	$3,936,062

Total assets	(c)	$52,156,913	$44,196,096	$41,042,356
Less: Goodwill		(465,697)	(465,697)	(465,547)
Other intangible assets (1)		(11,899)	(16,079)	(22,365)
Non-GAAP tangible assets	(d)	$51,679,317	$43,714,320	$40,554,444

Total stockholders’ equity to total assets	(a)/(c)	10.10%	11.35%	10.78%
Non-GAAP tangible common equity to tangible assets	(b)/(d)	9.27%	10.38%	9.71%

Number of common shares, at period-end	(e)	141,565	145,625	144,961
Non-GAAP tangible common equity per share	(b)/(e)	$33.85	$31.15	$27.15

(1)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Year Ended December 31,
		2020	2019	2018
Net income		$567,797	$674,035	$703,701
Add: Amortization of core deposit intangibles		3,634	4,518	5,492
Amortization of mortgage servicing assets		1,920	2,738	1,814
Tax effect of adjustments (1)		(1,575)	(2,145)	(2,160)
Non-GAAP tangible net income	(a)	$571,776	$679,146	$708,847

Average stockholders’ equity		$5,082,186	$4,760,845	$4,130,822
Less: Average goodwill		(465,697)	(465,663)	(466,346)
Average other intangible asset (2)		(13,769)	(19,340)	(25,337)
Average non-GAAP tangible equity	(b)	$4,602,720	$4,275,842	$3,639,139

Return on average non-GAAP tangible equity	(a)/(b)	12.42%	15.88%	19.48%

(1)Applied statutory rate of 28.37% for 2020 and 29.56% for both 2019 and 2018.
(2)Includes core deposit intangibles and mortgage servicing assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 7. MD&A — Risk Management — Market Risk Management and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

EAST WEST BANCORP, INC.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for loan losses for loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326) as of January 1, 2020. As of January 1, 2020, the allowance for loan losses (ALL) was $483 million, which includes the ALL for commercial loans and residential mortgage loans evaluated on a collective pool basis (the January 1, 2020 collective ALL). As of December 31, 2020, the ALL was $620 million, which includes the ALL for commercial loans evaluated on a collective pool basis (the December 31, 2020 commercial collective ALL). The ALL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The January 1, 2020 collective ALL and the December 31, 2020 commercial collective ALL included quantitative and qualitative components (together, the collective ALL). The Company developed and documented the collective ALL methodology at the portfolio segment level. The collective ALL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (C&I) and commercial real estate (CRE), which also included multifamily residential, and construction and land loans. The residential mortgage portfolio is comprised of single-family residential and home equity line of credit (HELOC) loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE and residential mortgage projected probability of defaults (PDs) and loss given defaults (LGDs) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE and residential mortgage models consider the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the collective ALL. Qualitative adjustments were used to capture characteristics in the portfolio that impact expected credit losses which were not fully captured within the Company’s quantitative expected credit loss models.

We identified the assessment of the January 1, 2020 collective ALL and the December 31, 2020 commercial collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimates, including controls over the:

•development of the collective ALL methodology

•development of the quantitative models

•performance monitoring of the quantitative models for the December 31, 2020 commercial collective ALL

•identification and determination of the significant data elements and assumptions used in the quantitative models

•development of the qualitative component

•analysis of the collective ALL results, trends, and ratios.

We evaluated the Company’s process to develop the collective ALL estimates by testing the models, significant data elements and assumptions that the Company used, and considered the relevance and reliability of such models, data, factors, and assumptions. We performed ratio and trend analysis over key ratios and peer comparison information relevant to the collective ALL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the development, conceptual soundness and performance testing of the quantitative models, which are based on historical loss experience by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the judgments made by the Company in selecting the macroeconomic forecast scenarios, including the reasonable and supportable period and the related probability-weighted macroeconomic forecast scenarios assessing the macroeconomic forecast scenarios through comparison to publicly available forecasts

•determining whether the loan portfolio is pooled based on loans with similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•evaluating risk ratings for a selection of collectively evaluated loans

•evaluating the conceptual soundness of the framework used to develop the qualitative factors and the effect of those factors on the collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the collective ALL estimates by evaluating the:

•cumulative results of audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 26, 2021

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2020	2019
ASSETS
Cash and due from banks	$592,117	$536,221
Interest-bearing cash with banks	3,425,854	2,724,928
Cash and cash equivalents	4,017,971	3,261,149
Interest-bearing deposits with banks	809,728	196,161
Assets purchased under resale agreements (“resale agreements”)	1,460,000	860,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $5,470,523 in 2020 and $3,320,648 in 2019; includes assets pledged as collateral of $588,484 in 2020 and $479,432 in 2019)	5,544,658	3,317,214
Restricted equity securities, at cost	83,046	78,580
Loans held-for-sale	1,788	434
Loans held-for-investment (net of allowance for loan losses of $619,983 in 2020 and $358,287 in 2019; includes assets pledged as collateral of $23,263,517 in 2020 and $22,431,092 in 2019)	37,770,972	34,420,252
Investments in qualified affordable housing partnerships, net	213,555	207,037
Investments in tax credit and other investments, net	266,525	254,140
Premises and equipment (net of accumulated depreciation of $127,884 in 2020 and $116,790 in 2019)	103,251	118,364
Goodwill	465,697	465,697
Operating lease right-of-use assets	95,460	99,973
Other assets	1,324,262	917,095
TOTAL	$52,156,913	$44,196,096
LIABILITIES
Deposits:
Noninterest-bearing	$16,298,301	$11,080,036
Interest-bearing	28,564,451	26,244,223
Total deposits	44,862,752	37,324,259
Short-term borrowings	21,009	28,669
Federal Home Loan Bank (“FHLB”) advances	652,612	745,915
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	200,000
Long-term debt and finance lease liabilities	151,739	152,270
Operating lease liabilities	102,830	108,083
Accrued expenses and other liabilities	796,796	619,283
Total liabilities	46,887,738	39,178,479
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,240,600 and 166,621,959 shares issued in 2020 and 2019, respectively	167	167
Additional paid-in capital	1,858,352	1,826,345
Retained earnings	4,000,414	3,689,377
Treasury stock, at cost 25,675,371 shares in 2020 and 20,996,574 shares in 2019	(634,083)	(479,864)
Accumulated other comprehensive income (loss) (“AOCI”), net of tax	44,325	(18,408)
Total stockholders’ equity	5,269,175	5,017,617
TOTAL	$52,156,913	$44,196,096

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,464,382	$1,717,415	$1,503,514
AFS debt securities	82,553	67,838	60,911
Resale agreements	21,389	28,061	29,432
Restricted equity securities	1,543	2,468	3,146
Interest-bearing cash and deposits with banks	25,175	66,518	54,700
Total interest and dividend income	1,595,042	1,882,300	1,651,703
INTEREST EXPENSE
Deposits	184,742	375,802	234,752
Short-term borrowings	1,504	1,763	1,398
FHLB advances	13,792	16,697	10,447
Repurchase agreements	11,766	13,582	12,110
Long-term debt and finance lease liabilities	6,045	6,643	6,488
Total interest expense	217,849	414,487	265,195
Net interest income before provision for credit losses	1,377,193	1,467,813	1,386,508
Provision for credit losses	210,653	98,685	64,255
Net interest income after provision for credit losses	1,166,540	1,369,128	1,322,253
NONINTEREST INCOME
Lending fees	74,842	63,670	59,758
Deposit account fees	48,148	38,648	39,176
Interest rate contracts and other derivative income	31,685	39,865	18,980
Foreign exchange income	22,370	26,398	21,259
Wealth management fees	17,494	16,547	13,624
Net gains on sales of loans	4,501	4,035	6,590
Net gains on sales of AFS debt securities	12,299	3,930	2,535
Net gain on sale of business	—	—	31,470
Other investment income	10,641	18,117	7,731
Other income	13,567	11,035	16,310
Total noninterest income	235,547	222,245	217,433
NONINTEREST EXPENSE
Compensation and employee benefits	404,071	401,700	379,622
Occupancy and equipment expense	66,489	69,730	68,896
Deposit insurance premiums and regulatory assessments	15,128	12,928	21,211
Deposit account expense	13,530	14,175	11,244
Data processing	16,603	13,533	13,177
Computer software expense	29,033	26,471	22,286
Consulting expense	5,391	9,846	11,579
Legal expense	7,766	8,441	8,781
Other operating expense	79,489	92,249	88,042
Amortization of tax credit and other investments	70,082	98,383	96,152
Repurchase agreements’ extinguishment cost	8,740	—	—
Total noninterest expense	716,322	747,456	720,990
INCOME BEFORE INCOME TAXES	685,765	843,917	818,696
INCOME TAX EXPENSE	117,968	169,882	114,995
NET INCOME	$567,797	$674,035	$703,701
EARNINGS PER SHARE (“EPS”)
BASIC	$3.99	$4.63	$4.86
DILUTED	$3.97	$4.61	$4.81
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	142,336	145,497	144,862
DILUTED	142,991	146,179	146,169

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$567,797	$674,035	$703,701
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	54,666	43,402	(8,652)
Net changes in unrealized losses on cash flow hedges	(1,230)	—	—
Foreign currency translation adjustments	9,297	(3,636)	(5,732)
Other comprehensive income (loss)	62,733	39,766	(14,384)
COMPREHENSIVE INCOME	$630,530	$713,801	$689,317

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2017	144,543,060	$1,755,495	$2,576,302	$(452,327)	$(37,519)	$3,841,951
Cumulative-effect of change in accounting principle related to marketable equity securities (1)	—	—	(545)	—	385	(160)
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (2)	—	—	6,656	—	(6,656)	—
Net income	—	—	703,701	—	—	703,701
Other comprehensive loss	—	—	—	—	(14,384)	(14,384)
Net activity of common stock pursuant to various stock compensation plans and agreements	418,303	34,482	—	(15,634)	—	18,848
Cash dividends on common stock ($0.860 per share)	—	—	(125,982)	—	—	(125,982)
BALANCE, DECEMBER 31, 2018	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative-effect of change in accounting principle related to leases (3)	—	—	10,510	—	—	10,510
Net income	—	—	674,035	—	—	674,035
Other comprehensive income	—	—	—	—	39,766	39,766
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Net activity of common stock pursuant to various stock compensation plans and agreements	483,796	34,824	—	(14,635)	—	20,189
Cash dividends on common stock ($1.055 per share)	—	—	(155,300)	—	—	(155,300)
BALANCE, DECEMBER 31, 2019	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (4)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	567,797	—	—	567,797
Other comprehensive income	—	—	—	—	62,733	62,733
Net activity of common stock pursuant to various stock compensation plans and agreements	411,526	32,007	—	(8,253)	—	23,754
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($1.100 per share)	—	—	(158,793)	—	—	(158,793)
BALANCE, DECEMBER 31, 2020	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018.
(2)Represents amounts reclassified from AOCI to retained earnings due to the early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income on January 1, 2018.
(3)Represents the impact of the adoption of ASU 2016-02, Leases (Topic 842) and subsequent related ASUs on January 1, 2019.
(4)Represents the impact of the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020. Refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Annual Report on Form 10-K (“this Form 10-K”) for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$567,797	$674,035	$703,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	210,653	98,685	64,255
Depreciation and amortization	119,908	144,178	139,499
Accretion of discount and amortization of premiums, net	(16,456)	(22,379)	(20,572)
Stock compensation costs	29,237	30,761	30,937
Deferred income tax benefit	(41,515)	(21,604)	(16,470)
Net gains on sales of loans	(4,501)	(4,035)	(6,590)
Gains on sales of AFS debt securities	(12,299)	(3,930)	(2,535)
Net gain on sale of business	—	—	(31,470)
Loans held-for-sale:
Originations and purchases	(81,662)	(10,569)	(20,176)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	80,659	10,436	20,068
Proceeds from distributions received from equity method investees	8,786	3,470	3,761
Net change in accrued interest receivable and other assets	(339,868)	(170,819)	(60,791)
Net change in accrued expenses and other liabilities	170,403	7,012	88,070
Other net operating activities	2,183	588	(8,515)
Total adjustments	125,528	61,794	179,471
Net cash provided by operating activities	693,325	735,829	883,172
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(154,887)	(146,902)	(132,605)
Interest-bearing deposits with banks	(577,607)	193,455	4,212
Resale agreements:
Proceeds from paydowns and maturities	450,000	650,000	175,000
Purchases	(800,000)	(325,000)	(160,000)
AFS debt securities:
Proceeds from sales	525,433	627,110	364,270
Proceeds from repayments, maturities and redemptions	2,070,131	1,155,002	742,132
Purchases	(4,758,254)	(2,303,317)	(888,673)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	331,864	288,823	483,948
Purchases	(389,863)	(524,142)	(597,112)
Other changes in loans held-for-investment, net	(3,557,369)	(2,184,915)	(3,313,382)
Premises and equipment:
Proceeds from sales	5,154	403	1,638
Purchases	(2,656)	(9,859)	(13,787)
Payment received from the sales of businesses, net of cash transferred	—	—	(503,687)
Distributions received from equity method investees	15,901	9,502	5,185
Other net investing activities	(6,563)	(1,336)	449
Net cash used in investing activities	(6,848,716)	(2,571,176)	(3,832,412)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,482,730	1,902,741	3,903,192
Net (decrease) increase in short-term borrowings	(9,016)	(28,535)	61,392
FHLB advances:
Proceeds	10,300	1,500,000	—
Repayments	(105,300)	(1,082,001)	—
Repurchase agreements:
Proceeds	48,063	—	—
Repayment	(198,063)	—	—
Extinguishment cost	(8,740)	—	—
Long-term debt and lease liabilities:
Proceeds from long-term debt	1,437,269	—	—
Repayments of long-term debt and lease liabilities	(1,438,335)	(884)	(25,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,326	3,383	2,846
Stock tendered for payment of withholding taxes	(8,253)	(14,635)	(15,634)
Repurchase of common stock pursuant to the Stock Repurchase Program	(145,966)	—	—
Cash dividends paid	(158,222)	(155,107)	(125,988)
Other net financing activities	—	—	—
Net cash provided by financing activities	6,908,793	2,124,962	3,800,808
Effect of exchange rate changes on cash and cash equivalents	3,420	(29,843)	(24,783)
NET INCREASE IN CASH AND CASH EQUIVALENTS	756,822	259,772	826,785
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,261,149	3,001,377	2,174,592
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,017,971	$3,261,149	$3,001,377

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$233,139	$418,840	$253,026
Income taxes, net	$116,412	$158,296	$85,872
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$329,069	$285,637	$481,593
Loans transferred from held-for-sale to held-for-investment	$—	$—	$2,306
Loans transferred to other real estate owned (“OREO”)	$19,504	$2,013	$1,206

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2020, the Company operates in more than 120 locations in the United States (“U.S.”) and Greater China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Greater China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen. The Bank has four wholly owned subsidiaries, one of which includes a banking subsidiary based in China — East West Bank (China) Limited.

On March 17, 2018, the Bank completed the sale of its eight Desert Community Bank branches located in the High Desert area of Southern California to Flagstar Bank, a wholly owned subsidiary of Flagstar Bancorp, Inc. The transaction resulted in a net cash payment of $499.9 million by the Company to Flagstar Bank and a pre-tax gain of $31.5 million for the year ended December 31, 2018.

In 2019, the Company acquired East West Markets, LLC, a private broker-dealer and established East West Investment Management LLC, a registered investment adviser. Both East West Markets, LLC and East West Investment Management LLC are wholly owned subsidiaries of East West.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2020 presentation.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank of San Francisco (“FRBSF”) and other financial institutions, and federal funds sold with original maturities up to three months.

Interest-bearing Deposits with Banks — Interest-bearing deposits with banks include cash placed with other banks with original maturities greater than three months and less than one year.

Assets Purchased under Resale Agreements and Assets Sold under Repurchase Agreements — Resale agreements are recorded as receivables based on the values at which the securities or loans are acquired. Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. The Company monitors the values of the underlying assets collateralizing the resale and repurchase agreements, including accrued interests, and obtains or posts additional collaterals in order to maintain the appropriate collateral requirements for the transactions. In addition, the Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements.

Securities — The Company’s securities include various debt securities, marketable equity securities and restricted equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company classifies its debt securities as trading securities, AFS or held-to-maturity debt securities based on management’s intention on the date of the purchase.

Debt securities are purchased for liquidity and investment purpose, as part of asset-liability management and other strategic activities. Debt securities for which the Company does not have the positive intention and ability to hold to maturity are classified as AFS. AFS debt securities are reported at fair value with unrealized gains and losses, net of applicable income taxes, included in AOCI, and net of the allowance for credit losses. We recognize realized gains and losses on the sale of AFS debt securities in earnings, using the specific identification method.

Marketable equity securities that have readily determinable fair values are recorded at fair value with unrealized gains and losses, due to changes in fair value, reflected in earnings. Marketable equity securities include mutual fund investments, which are included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

Non-marketable equity securities that do not have readily determinable fair values are accounted for under one of the following accounting methods:
•Equity Method — When we have the ability to exert significant influence over the investee.
•Cost Method — The cost method is applied to investments such as FRBSF and FHLB stock. These investments are held at their cost minus impairment. If impaired, the carrying value is written down to the fair value of the security.
•Measurement Alternative — This method is applied to all remaining non-marketable equity securities. These securities are carried at cost adjusted for impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar security of the same issuer.

Non-marketable equity securities include tax credit investments that are included in Investments in tax credit and other investments, net, and Other assets on the Consolidated Balance Sheet.

Our review for impairment for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity method and cost method investments, we reduce the asset’s carrying value when we consider declines in value to be other-than-temporary impairment (“OTTI”). For securities accounted for under the measurement alternative, we reduce the asset value when the fair value is less than the carrying value, without the consideration of recovery.

Restricted equity securities include FRBSF and FHLB stock. The FRBSF stock is required by law to be held as a condition of membership in the Federal Reserve System. The FHLB stock is required to obtain advances from the FHLB. They are carried at cost as they do not have a readily determinable fair value.

Loans Held-for-Sale — Loans are initially classified as loans held-for-sale when they are individually identified as being available for immediate sale and management has committed to a formal plan to sell them. Loans held-for-sale are carried at lower of cost or fair value. Subject to periodic review under the Company’s evaluation process, including asset/liability and credit risk management, the Company may transfer certain loans from held-for-investment to held-for-sale measured at lower of cost or fair value. Any write-downs in the carrying amount of the loan at the date of transfer are recorded as charge-offs to allowance for loan losses. Loan origination fees on loans held-for-sale, net of certain costs in processing and closing the loans, are deferred until the time of sale and are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. A valuation allowance is established if the fair value of such loans is lower than their cost, with a corresponding charge to noninterest income. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back to the loans held-for-investment portfolio from the loans held-for-sale portfolio at the lower of cost or fair value on the transfer date.

Loans Held-for-Investment — At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future.” Loans held-for-investment are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs, or unearned fees on originated loans, net of unamortized premiums or unaccreted discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method or straight-line method over the remaining period to the contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Troubled Debt Restructurings — A loan is generally classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, an extension of the maturity date with a stated interest rate lower than the current market rate or note splits referred to as A/B note restructurings. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, these loans are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. TDRs are included in the quarterly allowance for credit losses valuation process. Refer to Allowance for Loan Losses below for a complete discussion.

The Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. As provided under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021 (“CAA”), the Company has elected not to apply TDR classification to any COVID-19 pandemic related loan modifications that were executed after March 1, 2020 and earlier of (A) 60 days after the national emergency termination date concerning the COVID-19 pandemic outbreak declared by the President on March 13, 2020 under the National Emergencies Act, or (B) January 1, 2022 to borrowers who were current as of December 31, 2019. For loans that were modified in response to the COVID-19 pandemic that do not meet the CARES Act criteria (e.g., current payment status as of December 31, 2019), the Company has applied the guidance included in the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued by the federal banking regulators on April 7, 2020. The Interagency Statement states that short-term loan modifications (i.e. six months or less) are not TDRs if they were made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification program. The aging on the delinquency of the loans modified under the CARES Act, as amended by the CAA, and the Interagency Statement is frozen at the time of the modification. Interest income continues to be recognized over the accommodation period.

Paycheck Protection Program — From April to August 2020, the Company accepted Paycheck Protection Program (“PPP”) applications and originated loans to qualified small businesses under the PPP established by the CARES Act. The CAA extends the PPP to March 31, 2021. PPP loans are included in the commercial and industrial (“C&I”) portfolio, carrying an interest rate of 1%, and are 100% guaranteed by the Small Business Administration (“SBA”). No allowance for loan losses was recorded for these loans as of December 31, 2020. As of December 31, 2020, the Company had approximately 6,200 SBA 7(a) approved PPP loans with an outstanding loan balance of $1.57 billion. The substantial majority of the Company’s PPP loans have a term of two years. The SBA paid the Company fees for processing PPP loans and such fees are accounted for loan origination fees, where net deferred fees are recognized over the estimated life of the loan as a yield adjustment on the loans. Under the terms of the PPP, if certain conditions are satisfied, such loans are eligible to be forgiven in which case the SBA will make payments to the Company for the forgiven amounts. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

Allowance for Loan Losses — The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, which introduced a new current expected credit losses (“CECL”) model. The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities; it is increased by the provision for credit losses and decreased by net charge-offs. The allowance for loan losses is evaluated quarterly by management based on regular reviews of the collectability of the Company’s loans. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level — the commercial loan portfolio is comprised of C&I, commercial real estate (“CRE”), multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans.

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

When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Individually assessed loans include nonaccrual and TDR loans. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The following three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan's observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan. When the loan is deemed uncollectible, it is the Company’s policy to promptly charge off the estimated credit losses.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities — For each reporting period, every AFS debt security that is in an unrealized loss position is individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost of the AFS debt security, excluding accrued interest. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt security’s ratings and other qualitative factors. For securities that are fully guaranteed by the U.S. government, or certain government enterprises, the Company believes that the credit loss exposure on these securities is remote and applies a zero credit loss assumption.

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

Other-Than-Temporary Impairment Assessment on AFS Debt Securities Prior to the Adoption of the CECL Guidance, Applicable for the Years Ended December 31, 2019 and 2018 — For each reporting period, debt securities classified as either AFS or held-to-maturity debt securities that were in an unrealized loss position were analyzed as part of the Company’s ongoing OTTI assessment. The initial indicator of OTTI was a decline in fair value below the amortized cost of the debt security. In determining whether OTTI had occurred, the Company considered the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the debt securities’ ratings and other qualitative factors, as well as whether the Company either planned to sell the debt security or it was more-likely-than-not that it would be required to sell the debt security before recovery of the amortized cost. When the Company did not intend to sell the impaired debt security and it was more-likely-than-not that the Company would not be required to sell the impaired debt security prior to recovery of its amortized cost basis, the credit component of an OTTI of the impaired debt security was recognized as OTTI loss on the Consolidated Statement of Income and the non-credit component was recognized in other comprehensive income. This applied for both AFS and held-to-maturity debt securities. If the Company intended to sell the impaired debt security or it was more-likely-than-not that the Company would be required to sell the impaired debt security prior to recovery of its amortized cost basis, the full amount of the impairment loss (equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date) was recognized as OTTI loss on the Consolidated Statement of Income. Following the recognition of OTTI, the debt security’s new amortized cost basis was the previous basis minus the OTTI amount recognized in earnings.

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

Allowance for Purchased Credit Deteriorated Assets — ASU 2016-13 replaces the concept of purchased credit impaired (“PCI”) accounting under ASC 310-30 Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality with the concept of purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 using the prospective transition approach for Purchased Credit Deteriorated (“PCD”) assets that were previously classified as PCI assets. PCD financial assets are defined as acquired individual financial assets (or groups with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Beginning January 1, 2020, for any asset designated as a PCD asset at the time of acquisition, the Company estimates and records an allowance for credit losses, which is added to the purchase price to establish the initial amortized cost basis of the financial asset. Hence, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The non-credit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

Allowance for Credit Losses Prior to the Adoption of the CECL Guidance, Applicable for the Years Ended December 31, 2019 and 2018 — Prior to CECL adoption, the allowance of credit losses represented the Company’s estimate of probable credit losses inherent in the lending activities, and consisted of general and specific reserves. Impaired loans were subject to specific reserves. Non-impaired loans were evaluated as part of the general reserve. General reserves were calculated by utilizing both quantitative and qualitative factors. There were different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the CRE, multifamily, single-family residential loans and HELOC loans considered the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the C&I loans included cash flows, debt service and collateral of the borrowers and guarantors, as well as the economic and market conditions.

Impaired Loans Prior to the Adoption of the CECL Guidance, Applicable for the Years Ended December 31, 2019 and 2018 — Impaired loans were identified and evaluated for impairment on an individual basis. A loan was considered impaired when, based on current information and events, it was probable that the Company would not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans were measured based on the present value of expected future cash flows discounted at a designated discount rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan was collateral dependent, less cost to sell.

Purchased Credit-Impaired Loans Prior to the Adoption of the CECL Guidance, Applicable for the Years Ended December 31, 2019 and 2018 — Acquired loans were recorded at fair value as of acquisition date in accordance with ASC 805, Business Combinations. A purchased loan was deemed to be credit impaired when there was evidence of credit deterioration since its origination and it was probable at the acquisition date that the Company would be unable to collect all contractually required payments and was accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the acquisition date.

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that indicate a potential impairment at the reporting unit level. The Company assesses goodwill for impairment at each operating segment level. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 18 — Business Segments to the Consolidated Financial Statements in this Form 10-K. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying value, quantitative tests are not required. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying fair value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. Factors considered in the qualitative assessments include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other reporting unit specific considerations. The Company uses a combined income and market approach in its quantitative valuation methodologies. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. Goodwill impairment loss is recorded as a charge to noninterest expenses and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are not allowed.

Other intangible assets are comprised of core deposit intangibles and are included in Other assets on the Consolidated Balance Sheet. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposits assumed in various acquisitions. Core deposit intangibles are amortized over the projected useful lives of the deposits, which is between eight to 15 years. The impairment test is performed annually, or more frequently as events occur or changes in circumstances indicate that the intangible asset’s carrying values may not be recoverable. Impairment on core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Derivatives — As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives. Derivatives utilized by the Company include primarily swaps, forwards and option contracts. Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported within Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments, the change in the fair value of hedges is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses of cash flow hedges are recorded in the same line item as the hedged interest payment within Interest expense on the Consolidated Statements of Income.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet. Cash flow hedges are linked to the forecasted transactions related to a recognized asset or liability. To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items or the cash flows of attributable hedged risks. Retrospective effectiveness is also assessed, as well as the continued expectation that the hedge will remain effective prospectively.

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is either sold or substantially liquidated, changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income. If a cash flow hedge is discontinued, the derivative net gain or loss will remain in AOCI and reclassified in to earnings in the periods in which the hedged forecasted cash flow affects earnings.

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

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the nonperformance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral and securities. The Company elected to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applied the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

Fair Value — Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date and, in many cases, requires management to make a number of significant judgments. Fair value measurements are based on the exit price notion and are determined by maximizing the use of observable inputs. However, for certain instruments, we must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in the measurement of fair value. Based on the inputs used in the valuation techniques, the Company classifies its assets and liabilities measured and disclosed at fair value in accordance with a three-level hierarchy (i.e., Level 1, Level 2 and Level 3) established under ASC 820, Fair Value Measurements. The Company records certain financial instruments, such as AFS debt securities, and derivative assets and liabilities, at fair value on a recurring basis. Certain financial instruments, such as impaired loans and loans held-for-sale, are not carried at fair value each period but may require nonrecurring fair value adjustments due to lower-of-cost-or-market accounting or write-downs of individual assets. For additional information on fair value, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

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

The Company grants restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSUs contain performance goals and market conditions that are required to be met in order for the awards to vest. RSUs may vest ratably over three years or cliff vest after three or five years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Compensation cost for those awards is based on quoted market price of the Company’s common stock at the grant date. Certain RSUs will be settled in cash, which subjects these RSUs to variable accounting whereby the compensation cost is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income.

For time-based RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSUs are vested and issued on the date of grant. For performance-based RSUs, the grant-date fair value considers both performance and market conditions. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. For performance-based RSUs, the compensation expense fluctuates based on the estimated outcome of meeting the performance conditions. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Refer to Note 13 — Stock Compensation Plans to the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers —The Company recognizes two primary types of revenue on its Consolidated Statement of Income: net interest income and noninterest income. The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Consolidated Financial Statements. The majority of our revenue streams are out-of-scope of ASU 2014-09, since our primary revenue streams are accounted for in accordance with the financial instrument standards. Remaining in-scope noninterest income revenue streams include service charges and fees related to deposit accounts and card income, as well as wealth management fees. These revenue streams as described below comprised 29%, 26% and 25% of total noninterest income for the years ended December 31, 2020, 2019 and 2018, respectively.

•Deposit Service Charges and Related Fee Income — The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as various in-branch services, automated teller machine/debit card usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transaction fees, generally recognized by the Company at the point when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated. Deposit service charge and related fee income are recognized in the all segments.

•Card Income — Card income consists of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear and settle card transactions. The Company earns or pays interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network for transactions processed using their network. The Company measures its progress toward the satisfaction of its performance obligation over time as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer or the payment network requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day. Card income is recognized in consumer and business banking, and commercial banking segments.

•Wealth Management Fees —The Company provides investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer the Company engages. Wealth management fees is recognized in consumer and business banking, and commercial banking segments.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. Income tax expense comprises of two components: current and deferred. Current tax expense represents taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Income tax liabilities (receivables) represent the estimated amounts due to (received from) the various taxing jurisdictions where the Company has established a tax presence. Deferred tax expense results from changes in deferred tax assets and liabilities between period, and is determined using the balance sheet method. Under the balance sheet method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. Deferred tax assets net of deferred tax liabilities are included in Other assets on the Consolidated Balance Sheet. See Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for a discussion of management’s assessment of evidence considered by the Company in establishing a valuation allowance.

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

Foreign Currency Translation — The Company’s foreign subsidiary in China, East West Bank (China) Limited’s functional currency is in Chinese Renminbi (“RMB”). As a result, assets and liabilities of East West Bank (China) Limited are translated, for consolidation purpose, from its functional currency into U.S. dollar (“USD”) using period-end spot foreign exchange rates. Revenues and expenses of East West Bank (China) Limited are translated, for the purpose of consolidation, from its functional currency into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are reported in Foreign exchange income on the Consolidated Statement of Income.

New Accounting Pronouncements Adopted in 2020

Standard	Required Date of Adoption	Description	Effects on Financial Statements
Standards Adopted in 2020
ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	January 1, 2020 Early adoption is permitted on January 1, 2019.
The ASU introduces a new CECL model that applies to most financial assets measured at amortized cost and certain instruments, including trade and other receivables, loan receivables, AFS and held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses at the time the financial asset is originated or acquired. The expected credit losses are adjusted in each period for changes in expected lifetime credit losses. ASU 2016-13 also eliminates the guidance for PCI loans, but requires an allowance for loan losses for purchased financial assets with more than an insignificant deterioration of credit since origination. The ASU also modifies the OTTI model for AFS debt securities to require an allowance for credit losses instead of a direct write-down. A reversal of the allowance for credit losses is allowed in future periods based on improvements in credit performance expectations. This ASU expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). The guidance should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The new guidance also allows optional relief for certain instruments measured at amortized cost with an option to irrevocably elect the fair value option under ASC Topic 825, Financial Instruments.

The Company adopted ASU 2016-13 using a modified retrospective approach on January 1, 2020 without electing the fair value option on eligible financial instruments under ASU 2019-05. The adoption of this ASU increased the allowance for loan losses by $125.2 million, and allowance for unfunded credit commitments by $10.5 million and an after-tax decrease to opening retained earnings of $98.0 million on January 1, 2020. The increase to allowance for loan losses was primarily related to the C&I and CRE loan portfolios. The Company did not record an allowance for credit losses related to the Company’s AFS debt securities as a result of this adoption. Disclosures for periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with the incurred-loss methodology before CECL adoption.

The Company has elected the CECL phase-in option provided by regulatory capital rules, which delays the impact of CECL on regulatory capital for two years, followed by a three-year transition period. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024.

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
In March 2020, the FASB issued an accounting standard related to contracts or hedging relationships that reference London interbank offered rate or other reference rates that are expected to be discontinued due to reference rate reform. This ASU provides temporary optional expedients and exceptions regarding the accounting requirements related to the modification of certain contracts, hedging relationships and other transactions that are affected by the reference rate reform. The guidance permits the Company to make a one-time election to sell and/or transfer qualifying held-to-maturity securities, and not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationship and the assessment of hedge effectiveness during the transition period. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022.

The Company adopted this guidance on a prospective basis in January 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

ASU 2021-01, Reference Rate Reform (Topic 848): Scope	Effective immediately as of January 7, 2021 through December 31, 2022 for all entities.
In January 2021, the FASB issued ASU 2021-01, which expanded the scope of Topic 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. The amendments of this guidance may be elected retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications made on or after any date that includes January 7, 2021.
The Company adopted this guidance on a prospective basis in January 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

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

Equity Securities — Equity securities consisted of mutual funds as of both December 31, 2020 and 2019. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certain variable interest rate borrowings. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. The Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of December 31, 2020 and 2019, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of December 31, 2020 and 2019, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Given that the Company holds long positions in all warrants, an increase in volatility assumption would generally result in an increase in fair value. A higher liquidity discount would result in a decrease in fair value. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,761	$—	$—	$50,761
U.S. government agency and U.S. government sponsored enterprise debt securities	—	814,319	—	814,319
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,153,770	—	1,153,770
Residential mortgage-backed securities	—	1,660,894	—	1,660,894
Municipal securities	—	396,073	—	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	239,842	—	239,842
Residential mortgage-backed securities	—	289,775	—	289,775
Corporate debt securities	—	405,968	—	405,968
Foreign government bonds	—	182,531	—	182,531
Asset-backed securities	—	63,231	—	63,231
Collateralized loan obligations (“CLOs”)	—	287,494	—	287,494
Total AFS debt securities	$50,761	$5,493,897	$—	$5,544,658
Investments in tax credit and other investments:
Equity securities (1)	$22,548	$8,724	$—	$31,272
Total investments in tax credit and other investments	$22,548	$8,724	$—	$31,272
Derivative assets:
Interest rate contracts	$—	$489,132	$—	$489,132
Foreign exchange contracts	—	30,300	—	30,300
Credit contracts	—	13	—	13
Equity contracts	—	585	273	858
Commodity contracts	—	82,451	—	82,451
Gross derivative assets	$—	$602,481	$273	$602,754
Netting adjustments (2)	$—	$(101,512)	$—	$(101,512)
Net derivative assets	$—	$500,969	$273	$501,242
Derivative liabilities:
Interest rate contracts	$—	$317,698	$—	$317,698
Foreign exchange contracts	—	22,759	—	22,759
Credit contracts	—	206	—	206
Commodity contracts	—	84,165	—	84,165
Gross derivative liabilities	$—	$424,828	$—	$424,828
Netting adjustments (2)	$—	$(184,697)	$—	$(184,697)
Net derivative liabilities	$—	$240,131	$—	$240,131

(1)Equity securities consist of mutual funds with readily determinable fair values.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

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
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

For the years ended December 31, 2020, 2019 and 2018, Level 3 fair value measurements that were measured on a recurring basis consist of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Equity Contracts
Beginning balance	$421	$673	$679
Total gains included in earnings (1)	8,225	563	162
Issuances	—	114	65
Settlements	—	(929)	(233)
Transfers out of Level 3 (2)	(8,373)	—	—
Ending balance	$273	$421	$673

(1)Includes unrealized gains (losses) of $8.2 million, $(292) thousand and $225 thousand for the years ended December 31, 2020, 2019 and 2018, respectively. The realized/unrealized gains (losses) of equity contracts are included in Lending fees on the Consolidated Statement of Income.
(2)During the year ended December 31, 2020, the Company transferred $8.4 million of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2020 and 2019, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
December 31, 2020
Derivative assets:
Equity contracts	$273	Black-Scholes option pricing model	Equity volatility	46% — 61%	53%
			Liquidity discount	47%	47%
December 31, 2019
Derivative assets:
Equity contracts	$421	Black-Scholes option pricing model	Equity volatility	39% — 44%	42%
			Liquidity discount	47%	47%

(1)Weighted-average is calculated based on fair value of equity warrants as of December 31, 2020 and 2019, respectively.

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

Individually Evaluated Loans Held-For-Investment — Individually evaluated loans held-for-investment are classified as Level 3 assets. The following two methods are used to derive the fair value of individually evaluated loans held-for-investment:
•Discounted cash flow valuation techniques that consist of developing an expected stream of cash flows over the life of the loans, and then calculating the present value of the loans by discounting the expected cash flows at a designated discount rate.

•When an individually evaluated loan is collateral-dependent, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals or an internal valuation, if a third-party appraisal is not required by regulations, which utilize one or more valuation techniques such as income, market and/or cost approaches.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — As part of its monitoring process, the Company conducts ongoing due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments after the initial investment date and prior to the placed-in-service date. After these investments are either acquired or placed into service, periodic monitoring is performed, which includes the quarterly review of the financial statements of the investment entity, the annual review of the financial statements of the guarantor (if any), the review of the annual tax returns of the investment entity, and the comparison of the actual cash distributions received against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible OTTI on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:
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

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. These OREO properties are recorded at estimated fair value less the costs to sell at the time of foreclosure, or at the lower of cost or estimated fair value less the costs to sell subsequent to acquisition. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. OREO properties are classified as Level 3.

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of December 31, 2020 and 2019:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$143,331	$143,331
CRE:
CRE	—	—	42,894	42,894
Total commercial	—	—	186,225	186,225
Consumer:
Residential mortgage:
HELOCs	—	—	1,146	1,146
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,637	3,637
Total loans held-for-investment	$—	$—	$189,862	$189,862
Investments in tax credit and other investments, net	$—	$—	$3,140	$3,140
OREO (1)	$—	$—	$15,824	$15,824

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$47,554	$47,554
CRE:
CRE	—	—	753	753
Total commercial	—	—	48,307	48,307
Consumer:
Residential mortgage:
HELOCs	—	—	1,372	1,372
Total consumer	—	—	1,372	1,372
Total loans held-for-investment	$—	$—	$49,679	$49,679
Investments in tax credit and other investments, net	$—	$—	$3,076	$3,076
OREO (1)	$—	$—	$125	$125
Other nonperforming assets	$—	$—	$1,167	$1,167

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in fair value of assets for which a nonrecurring fair value adjustment has been recognized for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Loans held-for-investment:
Commercial:
C&I	$(48,154)	$(35,365)	$(9,341)
CRE:
CRE	(11,289)	9	270
Total commercial	(59,443)	(35,356)	(9,071)
Consumer:
Residential mortgage:
Single-family residential	—	—	15
HELOCs	(175)	(2)	—
Other consumer	2,491	—	—
Total consumer	$2,316	$(2)	$15
Total loans held-for-investment	$(57,127)	$(35,358)	$(9,056)
Investments in tax credit and other investments, net	$(3,868)	$(13,023)	$—
OREO	$(3,680)	$(8)	$—
Other nonperforming assets	$—	$(3,000)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2020 and 2019:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
December 31, 2020
Loans held-for-investment	$104,783	Discounted cash flows	Discount	3% — 15%	11%
	$22,207	Fair value of collateral	Discount	10% — 26%	15%
	$15,879	Fair value of collateral	Contract value	NM	NM
	$46,993	Fair value of property	Selling cost	7% — 26%	10%
Investments in tax credit and other investments, net	$3,140	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$15,824	Fair value of property	Selling cost	8%	8%
December 31, 2019
Loans held-for-investment	$27,841	Discounted cash flows	Discount	4% — 15%	14%
	$1,014	Fair value of collateral	Discount	8% — 20%	19%
	$20,824	Fair value of collateral	Contract value	NM	NM
Investments in tax credit and other investments, net	$3,076	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$125	Fair value of property	Selling cost	8%	8%
Other nonperforming assets	$1,167	Fair value of collateral	Contract value	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2020 and 2019.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2020 and 2019, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,017,971	$4,017,971	$—	$—	$4,017,971
Interest-bearing deposits with banks	$809,728	$—	$809,728	$—	$809,728
Resale agreements (1)	$1,460,000	$—	$1,464,635	$—	$1,464,635
Restricted equity securities, at cost	$83,046	$—	$83,046	$—	$83,046
Loans held-for-sale	$1,788	$—	$1,788	$—	$1,788
Loans held-for-investment, net	$37,770,972	$—	$—	$37,803,940	$37,803,940
Mortgage servicing rights	$5,522	$—	$—	$8,435	$8,435
Accrued interest receivable	$150,140	$—	$150,140	$—	$150,140
Financial liabilities:
Demand, checking, savings and money market deposits	$35,862,403	$—	$35,862,403	$—	$35,862,403
Time deposits	$9,000,349	$—	$9,016,884	$—	$9,016,884
Short-term borrowings	$21,009	$—	$21,009	$—	$21,009
FHLB advances	$652,612	$—	$659,631	$—	$659,631
Repurchase agreements (1)	$300,000	$—	$317,850	$—	$317,850
Long-term debt	$147,376	$—	$150,131	$—	$150,131
Accrued interest payable	$11,956	$—	$11,956	$—	$11,956

($ in thousands)	December 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,261,149	$3,261,149	$—	$—	$3,261,149
Interest-bearing deposits with banks	$196,161	$—	$196,161	$—	$196,161
Resale agreements (1)	$860,000	$—	$856,025	$—	$856,025
Restricted equity securities, at cost	$78,580	$—	$78,580	$—	$78,580
Loans held-for-sale	$434	$—	$434	$—	$434
Loans held-for-investment, net	$34,420,252	$—	$—	$35,021,300	$35,021,300
Mortgage servicing rights	$6,068	$—	$—	$8,199	$8,199
Accrued interest receivable	$144,599	$—	$144,599	$—	$144,599
Financial liabilities:
Demand, checking, savings and money market deposits	$27,109,951	$—	$27,109,951	$—	$27,109,951
Time deposits	$10,214,308	$—	$10,208,895	$—	$10,208,895
Short-term borrowings	$28,669	$—	$28,669	$—	$28,669
FHLB advances	$745,915	$—	$755,371	$—	$755,371
Repurchase agreements (1)	$200,000	$—	$232,597	$—	$232,597
Long-term debt	$147,101	$—	$152,641	$—	$152,641
Accrued interest payable	$27,246	$—	$27,246	$—	$27,246

(1)Resale and repurchase agreements are reported net pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of December 31, 2020, none of the $300.0 million of gross repurchase agreements were eligible for netting against gross resale agreements. Out of $450.0 million of gross repurchase agreements, $250.0 million were eligible for netting against gross resale agreements as of December 31, 2019.

Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both counterparties and the underlying collateral. The company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of December 31, 2020 and 2019.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.16 billion and $1.11 billion as of December 31, 2020 and 2019, respectively. The weighted-average yields were 1.94%, 2.66% and 2.63% for the years ended December 31, 2020, 2019 and 2018, respectively.

Loans purchased under Resale Agreements — During the fourth quarter of 2020, the Company participated in $300.0 million in resale agreements collateralized with loans with multiple counterparties. The weighted-average yield was 2.27% for the year ended December 31, 2020.

Assets Sold under Repurchase Agreements — As of December 31, 2020, the collateral for the repurchase agreements were comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $300.0 million and $450.0 million as of December 31, 2020 and 2019, respectively. The weighted-average interest rates were 3.25%, 4.74% and 4.46% for the years ended December 31, 2020, 2019 and 2018, respectively. During the second quarter of 2020, the Company recorded $8.7 million of charges related to the extinguishment of $150.0 million of repurchase agreements. In comparison, there were no extinguishment charges recorded in 2019 and 2018. As of December 31, 2020, all repurchase agreements will mature 2023.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that, in the event of default by the counterparty, provide the Company the right to liquidate assets held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Collateral received includes assets that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of assets that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Collateral received or pledged in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and is usually delivered to and held by the third-party trustees. The collateral amounts received/pledged are limited for presentation purposes to the related recognized asset/liability balance for each counterparty, and accordingly, do not include excess collateral received/pledged.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,460,000	$—	$1,460,000	$(1,458,700)	(1)	$1,300

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2019
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,110,000	$(250,000)	$860,000	$(856,058)	(1)	$3,942

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$450,000	$(250,000)	$200,000	$(200,000)	(2)	$—

(1)Represents the fair value of assets the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Represents the fair value of assets the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS debt securities as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,310	$451	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	806,814	8,765	(1,260)	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,125,174	34,306	(5,710)	1,153,770
Residential mortgage-backed securities	1,634,553	27,952	(1,611)	1,660,894
Municipal securities	382,573	13,588	(88)	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	234,965	6,107	(1,230)	239,842
Residential mortgage-backed securities	288,520	1,761	(506)	289,775
Corporate debt securities	406,323	3,493	(3,848)	405,968
Foreign government bonds	183,828	163	(1,460)	182,531
Asset-backed securities	63,463	10	(242)	63,231
CLOs	294,000	—	(6,506)	287,494
Total AFS debt securities	$5,470,523	$96,596	$(22,461)	$5,544,658

($ in thousands)	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$177,215	$—	$(793)	$176,422
U.S. government agency and U.S. government-sponsored enterprise debt securities	584,275	1,377	(4,407)	581,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	599,814	8,551	(4,894)	603,471
Residential mortgage-backed securities	998,447	6,927	(1,477)	1,003,897
Municipal securities	101,621	790	(109)	102,302
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	86,609	1,947	(6)	88,550
Residential mortgage-backed securities	46,830	3	(285)	46,548
Corporate debt securities	11,250	12	(113)	11,149
Foreign government bonds	354,481	198	(507)	354,172
Asset-backed securities	66,106	—	(1,354)	64,752
CLOs	294,000	—	(9,294)	284,706
Total AFS debt securities	$3,320,648	$19,805	$(23,239)	$3,317,214

As of December 31, 2020 and 2019, the amortized cost of AFS debt securities excluded accrued interest receivables of $22.3 million and $11.1 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-K.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. government agency and U.S. government-sponsored enterprise debt securities	$352,521	$(1,260)	$—	$—	$352,521	$(1,260)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	292,596	(5,656)	3,543	(54)	296,139	(5,710)
Residential mortgage-backed securities	342,561	(1,611)	—	—	342,561	(1,611)
Municipal securities	24,529	(88)	—	—	24,529	(88)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	58,738	(1,230)	7,920	—	66,658	(1,230)
Residential mortgage-backed securities	90,156	(506)	—	—	90,156	(506)
Corporate debt securities	251,674	(3,645)	9,798	(203)	261,472	(3,848)
Foreign government bonds	106,828	(1,460)	—	—	106,828	(1,460)
Asset-backed securities	—	—	34,104	(242)	34,104	(242)
CLOs	—	—	287,494	(6,506)	287,494	(6,506)
Total AFS debt securities	$1,519,603	$(15,456)	$342,859	$(7,005)	$1,862,462	$(22,461)

($ in thousands)	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$176,422	$(793)	$176,422	$(793)
U.S. government agency and U.S. government-sponsored enterprise debt securities	310,349	(4,407)	—	—	310,349	(4,407)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	204,675	(2,346)	108,314	(2,548)	312,989	(4,894)
Residential mortgage-backed securities	325,354	(1,234)	34,337	(243)	359,691	(1,477)
Municipal securities	31,130	(109)	—	—	31,130	(109)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	7,914	(6)	—	—	7,914	(6)
Residential mortgage-backed securities	42,894	(285)	—	—	42,894	(285)
Corporate debt securities	—	—	9,888	(113)	9,888	(113)
Foreign government bonds	129,074	(407)	9,900	(100)	138,974	(507)
Asset-backed securities	52,565	(902)	12,187	(452)	64,752	(1,354)
CLOs	284,706	(9,294)	—	—	284,706	(9,294)
Total AFS debt securities	$1,388,661	$(18,990)	$351,048	$(4,249)	$1,739,709	$(23,239)

As of December 31, 2020, the Company had 104 AFS debt securities in a gross unrealized loss position with no credit impairment. The AFS debt securities that made up the gross unrealized loss as of December 31, 2020 were comprised primarily of 46 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, three CLOs, and 17 corporate debt securities. In comparison, as of December 31, 2019, the Company had 101 AFS debt securities in a gross unrealized loss position with no credit impairment. The AFS debt securities that made up the gross unrealized loss as of December 31, 2019 were comprised primarily of three CLOs, 57 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 14 U.S. government agency and U.S. government-sponsored enterprise debt securities.

Allowance for Credit Losses

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-K. Prior to January 1, 2020, the Company assessed individual securities that were in an unrealized loss position for OTTI.

The gross unrealized losses presented in the above tables were primarily attributable to yield curve movements and widened spreads. Securities that were in unrealized loss positions as of December 31, 2020 were mainly comprised of the following:
•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of December 31, 2020 was primarily due to interest rate movement. Since these securities are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor's (“S&P”) and Fitch Ratings (“Fitch”), respectively), the Company expects to receive all contractual interest payments on time, and believes the risk of credit losses on these securities is remote.
•CLOs — The market value decline as of December 31, 2020 was largely due to the widening in spreads. The credit profiles of the securities are strong (rated A or higher by S&P) and the contractual payments from these bonds are expected to be received on time. Accordingly, the Company believes that the risk of credit losses on these securities is remote.

•Corporate debt securities — The market value decline as of December 31, 2020 was primarily due to interest rate movement and the widening in spreads. Since credit profiles of the securities are strong (rated BBB- or higher by Moody’s, S&P, Kroll Bond Rating Agency and Fitch, respectively), and the contractual payments from these bonds are expected to be received on time, the Company believes that the risk of credit losses on these securities is remote.

Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if near-term credit performance could possibly be under the impact of the COVID-19 pandemic.

As of December 31, 2020, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of December 31, 2020 against these securities, and there was no provision for credit losses recognized for the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, there was no OTTI credit loss recognized.

Realized Gains and Losses

The following table presents gross realized gains and tax expense related to the sales of AFS debt securities for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Gross realized gains	$12,299	$3,930	$2,535
Related tax expense	$3,636	$1,162	$749

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of December 31, 2020. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$893,162	$892,648
Due after one year through five years	639,543	646,245
Due after five years through ten years	483,606	499,880
Due after ten years	3,454,212	3,505,885
Total AFS debt securities	$5,470,523	$5,544,658

As of December 31, 2020 and 2019, AFS debt securities with fair value of $588.5 million and $479.4 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020	2019
FRBSF stock	$59,249	$58,330
FHLB stock	23,797	20,250
Total restricted equity securities	$83,046	$78,580

Note 5 — Derivatives

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

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of December 31, 2020 and 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2020 and 2019. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	December 31, 2020				December 31, 2019
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate contracts	$—		$—	$—	$31,026		$—	$3,198
Cash flow hedges:
Interest rate contracts	275,000		—	1,864	—		—	—
Net investment hedges:
Foreign exchange contracts	84,269		—	235	86,167		—	1,586
Total derivatives designated as hedging instruments	$359,269		$—	$2,099	$117,193		$—	$4,784
Derivatives not designated as hedging instruments:
Interest rate contracts	$18,155,678		$489,132	$315,834	$15,489,692		$192,883	$124,119
Foreign exchange contracts	3,108,488		30,300	22,524	4,839,661		54,637	47,024
Credit contracts	76,992		13	206	210,678		2	84
Equity contracts	—	(1)	858	—	—	(1)	1,414	—
Commodity contracts	—	(2)	82,451	84,165	—	(2)	81,380	80,517
Total derivatives not designated as hedging instruments	$21,341,158		$602,754	$422,729	$20,540,031		$330,316	$251,744
Gross derivative assets/liabilities			$602,754	$424,828			$330,316	$256,528
Less: Master netting agreements			(93,063)	(93,063)			(121,561)	(121,561)
Less: Cash collateral received/paid			(8,449)	(91,634)			(3,758)	(38,238)
Net derivative assets/liabilities			$501,242	$240,131			$204,997	$96,729

(1)The Company held equity contracts in two public companies and 17 private companies as of December 31, 2020. In comparison, the Company held equity contracts in three public companies and 18 private companies as of December 31, 2019.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 6,321 thousand barrels of crude oil and 109,635 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2020. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,811 thousand barrels of crude oil and 63,773 thousand MMBTUs of natural gas as of December 31, 2019. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company entered into interest rate swaps designated as fair value hedges to hedge changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rate. The interest rate swaps involved the exchange of variable-rate payments over the life of the agreements without exchanging the underlying notional amounts. During 2020, both the hedging interest rate swaps and hedged certificates of deposit were called.

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$3,146	$2,655	$(93)
Recognized on certificates of deposit	$(1,605)	$(2,536)	$278

As of December 31, 2020, there was no fair value hedge or hedged certificates of deposit outstanding. The carrying amount and associated cumulative basis adjustment related to the application of fair value hedge accounting that is included in the carrying amount of the hedged certificates of deposit as of December 31, 2020 and 2019:

($ in thousands)	Carrying Value (1)		Cumulative Fair Value Adjustment (2)
	December 31,		December 31,
	2020	2019	2020	2019
Certificates of deposit	$—	$(29,080)	$—	$1,604

(1)Represents the full carrying amount of the hedged certificates of deposit.
(2)For liabilities, (increase) decrease to carrying value.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges in the second quarter of 2020 to hedge the variability in interest payments on certain floating-rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. As of December 31, 2020, the notional amount of the interest rate swaps that were designated as cash flow hedges was $275.0 million. Considering the interest rates, yield curve and notional amounts as of December 31, 2020, the Company expects to reclassify an estimated $599 thousand of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2020, 2019 and 2018. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in the Form-10-K.

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Losses recognized in AOCI	$(1,604)	$—	$—
Gains reclassified from AOCI to Interest expense	$113	$—	$—

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Bank’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the RMB. The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be highly effective. The notional and fair value amounts of the foreign exchange forward contracts were $84.3 million and $235 thousand liability, respectively, as of December 31, 2020. In comparison, the notional and fair value amounts of the foreign exchange forward contracts were $86.2 million and $1.6 million liability, respectively, as of December 31, 2019.

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
(Losses) gains recognized in AOCI	$(4,801)	$(471)	$6,072

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,393	$—	$115	Purchased options	$957,393	$101	$15
Sold collars and corridors	518,477	7,673	—	Collars and corridors	518,477	—	7,717
Swaps	7,586,414	479,634	1,364	Swaps	7,617,524	1,724	306,623
Total	$9,062,284	$487,307	$1,479	Total	$9,093,394	$1,825	$314,355

($ in thousands)	December 31, 2019
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,003,558	$—	$66	Purchased options	$1,003,558	$67	$—
Sold collars and corridors	490,852	1,971	16	Collars and corridors	490,852	17	1,996
Swaps	6,247,667	187,294	6,237	Swaps	6,253,205	3,534	115,804
Total	$7,742,077	$189,265	$6,319	Total	$7,747,615	$3,618	$117,800

In January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $9.09 billion of interest rate contracts entered into with financial counterparties as of December 31, 2020, was a notional amount of $2.98 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.3 million and liability fair values of $187.4 million, as of December 31, 2020. In comparison, included in the total notional amount of $7.75 billion of interest rate contracts entered into with financial counterparties as of December 31, 2019, was a notional amount of $2.53 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $2.9 million and liability fair values of $75.1 million, as of December 31, 2019.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or entered into bilateral collateral and master netting agreements with certain customer counterparties to manager its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2020 and 2019.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020
	Customer Counterparty				Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities	($ in thousands)		Assets	Liabilities
Forwards and spot	$1,522,888	$17,575	$17,928	Forwards and spot	$145,197	$1,230	$273
Swaps	13,590	872	91	Swaps	1,191,355	10,049	3,658
Written options	117,729	—	574	Purchased options	117,729	574	—
Total	$1,654,207	$18,447	$18,593	Total	$1,454,281	$11,853	$3,931

($ in thousands)	December 31, 2019
	Customer Counterparty				Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities	($ in thousands)		Assets	Liabilities
Forwards and spot	$3,581,036	$45,911	$40,591	Forwards and spot	$207,492	$1,400	$507
Swaps	6,889	16	84	Swaps	702,391	6,156	4,712
Written options	87,036	127	—	Purchased options	87,036	—	127
Collars	2,244	—	14	Collars	165,537	1,027	989
Total	$3,677,205	$46,054	$40,689	Total	$1,162,456	$8,583	$6,335

Credit Contracts — The Company may periodically enter into RPA contracts with institutional counterparties to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs. Under the RPAs, the Company will receive or make a payment if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The referenced entities of the RPAs were investment grade as of both December 31, 2020 and 2019. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020			December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$66,278	$—	$206	$199,964	$—	$84
RPAs - protection purchased	10,714	13	—	10,714	2	—
Total RPAs	$76,992	$13	$206	$210,678	$2	$84

Assuming all underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2020 and 2019, the exposure from the RPAs with protections sold would be $662 thousand and $125 thousand for 2020 and 2019, respectively. As of December 31, 2020 and 2019, the weighted-average remaining maturities of the outstanding RPAs were 3.7 years and 2.2 years, respectively.

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans to. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in two public companies and 17 private companies as of December 31, 2020, and held warrants in three public companies and 18 private companies as of December 31, 2019. The total fair value of the warrants held in both public and private companies was $858 thousand and $1.4 million as of December 31, 2020 and 2019, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of December 31, 2020 and 2019.

($ and units in thousands)	December 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Collars	2,022	Barrels	$2,344	$2,193	Collars	2,022	Barrels	$2,217	$2,402
Swaps	4,299	Barrels	9,282	14,283	Swaps	4,299	Barrels	8,220	7,135
Total	6,321		$11,626	$16,476	Total	6,321		$10,437	$9,537

Natural gas:					Natural gas:
Written options	597	MMBTUs	$—	$59	Purchased options	597	MMBTUs	$59	$—
Collars	12,733	MMBTUs	1,063	205	Collars	16,293	MMBTUs	205	813
Swaps	96,305	MMBTUs	32,073	27,238	Swaps	103,973	MMBTUs	26,988	29,837
Total	109,635		$33,136	$27,502	Total	120,863		$27,252	$30,650
Total			$44,762	$43,978	Total			$37,689	$40,187

($ and units in thousands)	December 31, 2019
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	36	Barrels	$—	$30	Purchased options	36	Barrels	$29	$—
Collars	3,174	Barrels	2,673	538	Collars	3,630	Barrels	677	2,815
Swaps	4,601	Barrels	6,949	5,531	Swaps	4,721	Barrels	4,516	5,215
Total	7,811		$9,622	$6,099	Total	8,387		$5,222	$8,030

Natural gas:					Natural gas:
Written options	540	MMBTUs	$—	$22	Purchased options	530	MMBTUs	$21	$—
Collars	14,277	MMBTUs	186	522	Collars	14,517	MMBTUs	471	150
Swaps	48,956	MMBTUs	30,257	35,497	Swaps	48,779	MMBTUs	35,601	30,197
Total	63,773		$30,443	$36,041	Total	63,826		$36,093	$30,347
Total			$40,065	$42,140	Total			$41,315	$38,377

Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. As of December 31, 2020, the notional quantities that cleared through CME totaled 1,275 thousand barrels of crude oil and 29,733 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $7.9 million and to the liability fair value of $3.7 million as of December 31, 2020, to a net fair value of zero. In comparison, the notional quantities that cleared through CME totaled 1,752 thousand barrels of crude oil and 6,075 thousand MMBTUs of natural gas as of December 31, 2019. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $2.9 million and to the liability fair value of $1.5 million, respectively, as of December 31, 2019, to a net asset fair value of $986 thousand.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Classification on Consolidated Statement of Income	Year Ended December 31,
		2020	2019	2018
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(8,637)	$(2,126)	$280
Foreign exchange contracts	Foreign exchange income	23,215	22,264	16,784
Credit contracts	Interest rate contracts and other derivative income	(5)	59	(156)
Equity contracts	Lending fees	11,025	678	512
Commodity contracts	Interest rate contracts and other derivative income	(35)	(67)	(11)
Net gains		$25,563	$20,808	$17,409

Credit-Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $107.4 million, in which $106.8 million of collateral was posted to cover these positions. As of December 31, 2019, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $56.4 million, in which $56.4 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of December 31, 2020 and 2019.

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

($ in thousands)	As of December 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$602,754	$(93,063)	$(8,449)	$501,242	$(35)	$501,207

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$424,828	$(93,063)	$(91,634)	$240,131	$(221,150)	$18,981

($ in thousands)	As of December 31, 2019
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$330,316	$(121,561)	$(3,758)	$204,997	$—	$204,997

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$256,528	$(121,561)	$(38,238)	$96,729	$(79,619)	$17,110

(1)Included $1.1 million and $1.6 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2020 and 2019, respectively.
(2)Included $220 thousand and $20 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2020 and 2019, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $15.8 million and $3.8 million, respectively, as of December 31, 2020 and 2019. Of the gross cash collateral received, $8.4 million and $3.8 million were used to offset against derivative assets, respectively, as of December 31, 2020 and 2019.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $91.6 million and $43.0 million, respectively, as of December 31, 2020 and 2019. Of the gross cash collateral pledged, $91.6 million and $38.2 million were used to offset against derivative liabilities, respectively, as of December 31, 2020 and 2019.
(5)Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of noncash collateral on the consolidated balance sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to the resale and repurchase agreements. Refer to Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of December 31, 2020 and 2019:

($ in thousands)	December 31, 2020	December 31, 2019
	Amortized Cost (1)	Non-PCI Loans (1)	PCI Loans	Total (1)
Commercial:
C&I (2)	$13,631,726	$12,149,121	$1,810	$12,150,931
CRE:
CRE	11,174,611	10,165,247	113,201	10,278,448
Multifamily residential	3,033,998	2,834,212	22,162	2,856,374
Construction and land	599,692	628,459	40	628,499
Total CRE	14,808,301	13,627,918	135,403	13,763,321
Total commercial	28,440,027	25,777,039	137,213	25,914,252
Consumer:
Residential mortgage:
Single-family residential	8,185,953	7,028,979	79,611	7,108,590
HELOCs	1,601,716	1,466,736	6,047	1,472,783
Total residential mortgage	9,787,669	8,495,715	85,658	8,581,373
Other consumer	163,259	282,914	—	282,914
Total consumer	9,950,928	8,778,629	85,658	8,864,287
Total loans held-for-investment	$38,390,955	$34,555,668	$222,871	$34,778,539
Allowance for loan losses	(619,983)	(358,287)	—	(358,287)
Loans held-for-investment, net	$37,770,972	$34,197,381	$222,871	$34,420,252

(1)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(58.8) million and $(43.2) million as of December 31, 2020 and 2019, respectively.
(2)Includes PPP loans of $1.57 billion as of December 31, 2020.

Loans held-for-investments’ accrued interest receivable was $107.5 million and $121.8 million as of December 31, 2020 and 2019, respectively. Reversal of interest income related to nonaccrual loans was approximately $2.5 million during the year ended December 31, 2020. Interest income recognized on nonaccrual loans was approximately $44 thousand for the year ended December 31, 2020. For the accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

Loans totaling $23.26 billion and $22.43 billion as of December 31, 2020 and 2019, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRBSF and the FHLB.

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

For the Company’s internal credit risk ratings, each individual loan is given a risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass,” with loans risk rated 1 being fully secured by cash or U.S. government and its agencies. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating of “Special Mention.” Loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard.” Loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful.” Loans assigned a risk rating of 10 are uncollectable and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss.” Exposures categorized as criticized consist of special mention, substandard, doubtful and loss categories. The Company reviews the internal risk ratings of its loan portfolio on a regular and ongoing basis, and adjusts the ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following table summarizes the Company’s loans held-for-investment as of December 31, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,912,147	$1,477,740	$483,725	$245,594	$69,482	$245,615	$6,431,003	$29,487	$12,894,793
Criticized (accrual)	120,183	74,601	56,785	19,426	1,487	5,872	324,640	—	602,994
Criticized (nonaccrual)	2,125	25,267	22,240	18,787	4,964	1,592	58,964	—	133,939
Total C&I	4,034,455	1,577,608	562,750	283,807	75,933	253,079	6,814,607	29,487	13,631,726
CRE:
Pass	2,296,649	2,402,136	2,310,748	1,328,251	732,694	1,529,681	173,267	19,064	10,792,490
Criticized (accrual)	47,459	63,654	43,447	98,259	2,094	80,662	—	—	335,575
Criticized (nonaccrual)	—	—	42,067	1,115	—	3,364	—	—	46,546
Total CRE	2,344,108	2,465,790	2,396,262	1,427,625	734,788	1,613,707	173,267	19,064	11,174,611
Multifamily residential:
Pass	783,671	783,589	479,959	411,945	181,213	348,751	5,895	—	2,995,023
Criticized (accrual)	—	735	22,330	6,101	264	5,877	—	—	35,307
Criticized (nonaccrual)	—	—	1,475	—	—	2,193	—	—	3,668
Total multifamily residential	783,671	784,324	503,764	418,046	181,477	356,821	5,895	—	3,033,998
Construction and land:
Pass	224,924	172,707	156,712	—	20,897	1,028	—	—	576,268
Criticized (accrual)	3,524	—	—	—	—	19,900	—	—	23,424
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Total construction and land	228,448	172,707	156,712	—	20,897	20,928	—	—	599,692
Total CRE	3,356,227	3,422,821	3,056,738	1,845,671	937,162	1,991,456	179,162	19,064	14,808,301
Total commercial	7,390,682	5,000,429	3,619,488	2,129,478	1,013,095	2,244,535	6,993,769	48,551	28,440,027
Consumer:
Single-family residential:
Pass (1)	2,385,853	1,813,200	1,501,660	1,021,707	523,170	921,714	—	—	8,167,304
Criticized (accrual)	—	1,429	—	—	119	1,034	—	—	2,582
Criticized (Nonaccrual) (1)	—	226	812	1,789	1,994	11,246	—	—	16,067
Total single-family residential mortgage	2,385,853	1,814,855	1,502,472	1,023,496	525,283	933,994	—	—	8,185,953
HELOCs:
Pass	1,131	880	2,879	5,363	8,433	13,475	1,328,919	225,810	1,586,890
Criticized (accrual)	—	—	200	—	996	—	1,328	606	3,130
Criticized (nonaccrual)	—	151	285	4,617	164	1,962	—	4,517	11,696
Total HELOCs	1,131	1,031	3,364	9,980	9,593	15,437	1,330,247	230,933	1,601,716
Total residential mortgage	2,386,984	1,815,886	1,505,836	1,033,476	534,876	949,431	1,330,247	230,933	9,787,669
Other consumer:
Pass	9,531	—	—	1,830	—	83,255	66,136	—	160,752
Criticized (accrual)	16	—	—	—	—	—	—	—	16
Criticized (nonaccrual)	—	—	—	2,491	—	—	—	—	2,491
Total other consumer	9,547	—	—	4,321	—	83,255	66,136	—	163,259
Total consumer	2,396,531	1,815,886	1,505,836	1,037,797	534,876	1,032,686	1,396,383	230,933	9,950,928
Total	$9,787,213	$6,816,315	$5,125,324	$3,167,275	$1,547,971	$3,277,221	$8,390,152	$279,484	$38,390,955

(1)As of December 31, 2020, $747 thousand of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a pass rating.

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the year ended December 31, 2020, HELOCs totaling $145.0 million were converted to term loans. Four C&I revolving loans of $23.9 million were converted to a term loan during the year ended December 31, 2020.

The following tables present the credit risk ratings for non-PCI and PCI loans by portfolio segments as of December 31, 2019:

($ in thousands)	December 31, 2019
	Pass	Criticized		Total Non-PCI Loans
		Accrual	Nonaccrual
Commercial:
C&I	$11,423,094	$651,192	$74,835	$12,149,121
CRE:
CRE	10,003,749	145,057	16,441	10,165,247
Multifamily residential	2,806,475	26,918	819	2,834,212
Construction and land	603,447	25,012	—	628,459
Total CRE	13,413,671	196,987	17,260	13,627,918
Total commercial	24,836,765	848,179	92,095	25,777,039
Consumer:
Residential mortgage:
Single-family residential (1)	7,012,522	2,278	14,179	7,028,979
HELOCs	1,453,207	2,787	10,742	1,466,736
Total residential mortgage	8,465,729	5,065	24,921	8,495,715
Other consumer	280,392	5	2,517	282,914
Total consumer	8,746,121	5,070	27,438	8,778,629
Total	$33,582,886	$853,249	$119,533	$34,555,668

($ in thousands)	December 31, 2019
	Pass	Criticized		Total PCI Loans
		Accrual	Nonaccrual
Commercial:
C&I	$1,810	$—	$—	$1,810
CRE:
CRE	102,257	10,939	5	113,201
Multifamily residential	22,162	—	—	22,162
Construction and land	40	—	—	40
Total CRE	124,459	10,939	5	135,403
Total commercial	126,269	10,939	5	137,213
Consumer:
Residential mortgage:
Single-family residential	79,517	—	94	79,611
HELOCs	5,849	—	198	6,047
Total residential mortgage	85,366	—	292	85,658
Total consumer	85,366	—	292	85,658
Total (2)	$211,635	$10,939	$297	$222,871

(1)As of December 31, 2019, $686 thousand of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a pass rating.
(2)Loans net of ASC 310-30 discount.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following table presents the aging analysis of total loans held-for-investment as of December 31, 2020:

($ in thousands)	December 31, 2020
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,488,070	$8,993	$724	$9,717	$100,602	$33,337	$133,939	$13,631,726
CRE:
CRE	11,127,690	375	—	375	448	46,098	46,546	11,174,611
Multifamily residential	3,028,512	1,818	—	1,818	2,375	1,293	3,668	3,033,998
Construction and land	579,792	19,900	—	19,900	—	—	—	599,692
Total CRE	14,735,994	22,093	—	22,093	2,823	47,391	50,214	14,808,301
Total commercial	28,224,064	31,086	724	31,810	103,425	80,728	184,153	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,156,645	9,911	2,583	12,494	2,385	14,429	16,814	8,185,953
HELOCs	1,583,968	2,922	3,130	6,052	577	11,119	11,696	1,601,716
Total residential mortgage	9,740,613	12,833	5,713	18,546	2,962	25,548	28,510	9,787,669
Other consumer	160,534	217	17	234	—	2,491	2,491	163,259
Total consumer	9,901,147	13,050	5,730	18,780	2,962	28,039	31,001	9,950,928
Total	$38,125,211	$44,136	$6,454	$50,590	$106,387	$108,767	$215,154	$38,390,955

The following table presents amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of December 31, 2020:

($ in thousands)	December 31, 2020
Commercial:
C&I	$62,040
CRE:
CRE	45,537
Multifamily residential	2,519
Total CRE	48,056
Total commercial	110,096
Consumer:
Residential mortgage:
Single-family residential	6,013
HELOCs	8,076
Total residential mortgage	14,089
Other consumer	2,491
Total consumer	16,580
Total nonaccrual loans with no related allowance for loan losses	$126,676

The following table presents the aging analysis of non-PCI loans as of December 31, 2019:

($ in thousands)	December 31, 2019
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Nonaccrual Loans Less Than 90 Days Past Due	Nonaccrual Loans 90 or More Days Past Due	Total Nonaccrual Loans	Total Non-PCI Loans
Commercial:
C&I	$12,026,131	$31,121	$17,034	$48,155	$31,084	$43,751	$74,835	$12,149,121
CRE:
CRE	10,123,999	22,830	1,977	24,807	540	15,901	16,441	10,165,247
Multifamily residential	2,832,664	198	531	729	534	285	819	2,834,212
Construction and land	628,459	—	—	—	—	—	—	628,459
Total CRE	13,585,122	23,028	2,508	25,536	1,074	16,186	17,260	13,627,918
Total commercial	25,611,253	54,149	19,542	73,691	32,158	59,937	92,095	25,777,039
Consumer:
Residential mortgage:
Single-family residential	6,993,597	15,443	5,074	20,517	1,964	12,901	14,865	7,028,979
HELOCs	1,448,930	4,273	2,791	7,064	1,448	9,294	10,742	1,466,736
Total residential mortgage	8,442,527	19,716	7,865	27,581	3,412	22,195	25,607	8,495,715
Other consumer	280,386	6	5	11	—	2,517	2,517	282,914
Total consumer	8,722,913	19,722	7,870	27,592	3,412	24,712	28,124	8,778,629
Total	$34,334,166	$73,871	$27,412	$101,283	$35,570	$84,649	$120,219	$34,555,668

PCI loans were excluded from the above aging analysis table as of December 31, 2019, as the Company elected to account for these loans on a pool level basis under ASC 310-30 at the time of acquisition. As of December 31, 2019, PCI loans on nonaccrual status totaled $297 thousand.

Foreclosed Assets

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $19.7 million in foreclosed assets as of December 31, 2020, compared with $1.3 million as of December 31, 2019. The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes 120 days delinquent in accordance with the Consumer Finance Protection Bureau guidelines. The carrying values of consumer real estate loans that were in the process of active or suspended foreclosure were $4.1 million and $7.2 million as of December 31, 2020 and 2019, respectively. The Company has suspended certain mortgage foreclosure activities in connection with our actions to support our customers during the COVID-19 pandemic.
Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. Beginning in March 2020, the Company has implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. These COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act, as amended by the CAA, and the Interagency Statement, and therefore are not included in the discussion below. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those borrowers who would have otherwise moved into past due or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in this Form 10-K for additional information related to TDR.

The following tables present the additions to TDRs for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	14	$152,249	$134,467	$19,555
CRE:
CRE	2	21,429	21,221	18
Multifamily residential	1	1,220	1,226	—
Total CRE	3	22,649	22,447	18
Total commercial	17	174,898	156,914	19,573
Consumer:
Total consumer	—	—	—	—
Total	17	$174,898	$156,914	$19,573

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$95,742	$71,332	$8,004
CRE:
Construction and land	1	19,696	19,691	—
Total CRE	1	19,696	19,691	—
Total commercial	9	115,438	91,023	8,004
Consumer:
Residential mortgage:
Single-family residential	2	1,123	1,098	2
HELOCs	2	539	528	—
Total residential mortgage	4	1,662	1,626	2
Total consumer	4	1,662	1,626	2
Total	13	$117,100	$92,649	$8,006

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$11,366	$9,520	$699
CRE:
CRE	1	750	752	—
Total CRE	1	750	752	—
Total commercial	9	12,116	10,272	699
Consumer:
Residential mortgage:
Single-family residential	2	405	391	(28)
HELOCs	2	1,546	1,418	—
Total residential mortgage	4	1,951	1,809	(28)
Total consumer	4	1,951	1,809	(28)
Total	13	$14,067	$12,081	$671

(1)Includes subsequent payments after modification and reflects the balance as of December 31, 2020, 2019 and 2018.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modifications outstanding balances for the years ended December 31, 2020, 2019 and 2018 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2020
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$59,134	$10,863	$31,913	$32,557	$—	$134,467
CRE:
CRE	21,221	—	—	—	—	21,221
Multifamily residential	1,226	—	—	—	—	1,226
Total CRE	22,447	—	—	—	—	22,447
Total commercial	81,581	10,863	31,913	32,557	—	156,914
Consumer:
Total consumer	—	—	—	—	—	—
Total	$81,581	$10,863	$31,913	$32,557	$—	$156,914

($ in thousands)	Modification Type During the Year Ended December 31, 2019
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$31,611	$—	$—	$—	$39,721	$71,332
CRE:
Construction and land	—	—	19,691	—	—	19,691
Total CRE	—	—	19,691	—	—	19,691
Total commercial	31,611	—	19,691	—	39,721	91,023
Consumer:
Residential mortgage:
Single-family residential	—	1,098	—	—	—	1,098
HELOCs	—	397	—	—	131	528
Total residential mortgage	—	1,495	—	—	131	1,626
Total consumer	—	1,495	—	—	131	1,626
Total	$31,611	$1,495	$19,691	$—	$39,852	$92,649

($ in thousands)	Modification Type During the Year Ended December 31, 2018
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$5,472	$—	$—	$—	$4,048	$9,520
CRE:
CRE	—	—	752	—	—	752
Total CRE	—	—	752	—	—	752
Total commercial	5,472	—	752	—	4,048	10,272
Consumer:
Residential mortgage:
Single-family residential	66	—	—	—	325	391
HELOCs	1,353	—	—	—	65	1,418
Total residential mortgage	1,419	—	—	—	390	1,809
Total consumer	1,419	—	—	—	390	1,809
Total	$6,891	$—	$752	$—	$4,438	$12,081

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.
(3)Includes primarily funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans for which a subsequent payment default occurred during the years ended December 31, 2020, 2019 and 2018, respectively, which had been modified as TDR within the previous 12 months of its default, and were still in default as of the respective periods end:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2020		2019		2018
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$15,852	3	$13,112	4	$1,890
CRE:
CRE	—	—	—	—	1	186
Total CRE	—	—	—	—	1	186
Total commercial	1	15,852	3	13,112	5	2,076
Consumer:
Residential mortgage:
HELOCs	—	—	—	—	1	150
Total residential mortgage	—	—	—	—	1	150
Total consumer	—	—	—	—	1	150
Total	1	$15,852	3	$13,112	6	$2,226

As of December 31, 2020 and 2019, the remaining commitments to lend additional funds to borrowers whose terms have been modified as TDRs were $3.0 million and $2.2 million, respectively.

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

The following table presents the average recorded investment and interest income recognized on non-PCI impaired loans for the years ended December 31, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2019		2018
	Average Recorded Investment	Recognized Interest Income (1)	Average Recorded Investment	Recognized Interest Income (1)
Commercial:
C&I	$248,619	$2,932	$143,430	$1,046
CRE:
CRE	33,046	464	35,049	491
Multifamily residential	6,116	228	11,742	249
Construction and land	19,691	68	3,973	—
Total CRE	58,853	760	50,764	740
Total commercial	307,472	3,692	194,194	1,786
Consumer:
Residential mortgage:
Single-family residential	37,315	496	22,350	474
HELOCs	22,851	130	14,134	70
Total residential mortgage	60,166	626	36,484	544
Other consumer	2,552	—	2,502	—
Total consumer	62,718	626	38,986	544
Total non-PCI impaired loans	$370,190	$4,318	$233,180	$2,330

(1)Includes interest income recognized on accruing non-PCI TDRs. Interest payments received on nonaccrual non-PCI loans are reflected as a reduction to principal, not as interest income.

Allowance for Credit Losses

On January 1, 2020, the Company adopted ASU 2016-13 that establishes a single allowance framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. It requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. Balance sheet information and results of operations for reporting periods beginning with January 1, 2020 are presented under ASC 326, while prior period comparisons continue to be presented under legacy GAAP.

The allowance for credit losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred fees and costs. Subsequent changes in expected credit losses are recognized in net income as a provision for credit loss expense or a reversal of credit loss expense.

The process of the allowance for credit losses involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures share risk characteristics with other similar exposures, and as a result are collectively evaluated. The collectively evaluated loans cover performing risk-rated loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. The individually assessed loans cover loans modified or reasonably expected to be modified in a TDR, collateral-dependent loans, as well as, risk-rated loans that have been placed on nonaccrual status.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses many different risk factors which are considered in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

Quantitative Component — The allowance for loan losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, as well as an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. The forward-looking information is limited to the reasonable and supportable period. These macroeconomic scenarios include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted multiple scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside and upside scenarios reflecting possible worsening or improving economic conditions. A probability-weighted average of these macroeconomic scenarios over a reasonable and supportable forecast period is incorporated into the quantitative models. If the loans’ life extends beyond the reasonable and supportable forecast period, then historical experience, or long-run macroeconomic trends is considered over the remaining life of the loans in estimation of the allowance for loan losses.

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
•The Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices,
•Knowledge of the borrower’s operations;
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

The magnitude of the impact of these factors on the Company’s qualitative assessment of the allowance for credit losses changes from period to period according to changes made by management in its assessment of these factors. The extent to which these factors change may be dependent on whether they are already reflected in quantitative loss estimates during the current period and the extent changes in these factors diverge from period to period. For the year ended December 31, 2020, there were no changes to the reasonable and supportable forecast period, and reversion to historical loss experience method.

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

Allowance for Loan Losses for the Commercial Loan Portfolio — The Company’s C&I loan lifetime loss rate model estimates credit losses by estimating a loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans eight quarters, thereafter immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

For CRE loans, projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. Within the reasonable and supportable period, the forecast of future economic conditions returns to long-run historical economic trends.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio — For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. Within the reasonable and supportable period, the forecast of future economic conditions returns to long-run historical economic trends.

For other consumer loans, the Company uses a loss rate approach. In order to estimate the life of a loan, the contractual term of the loan is adjusted for estimated prepayments, which are based on historical prepayment experience.

Qualitative Allowance for Collectively Evaluated Loans — While the Company’s allowance methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. The Company may hold additional qualitative reserves that are designed to provide coverage for losses attributable to such risk. The allowance for loan losses as of December 31, 2020 also included qualitative adjustments for certain industry sectors, such as oil & gas, included as part of the C&I loan portfolio.

Allowance for Individually Evaluated Loans

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

Collateral-Dependent Loans — When a loan is collateral dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2020, collateral-dependent commercial and consumer loans totaled $97.2 million and $17.3 million, respectively. The Company's commercial collateral-dependent loans were secured by real estates or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by their underlying real estates. As of December 31, 2020, the collateral value of the properties securing each of these collateral dependent loans, net of selling costs, exceeded the recorded value of the individual loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)		Year Ended December 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	145,212	55,864	10,879	644	(9,922)	(605)	(3,381)	198,691
Gross charge-offs		(66,225)	(15,206)	—	—	—	(221)	(185)	(81,837)
Gross recoveries		5,428	10,455	1,980	80	585	49	95	18,672
Total net (charge-offs) recoveries		(60,797)	(4,751)	1,980	80	585	(172)	(90)	(63,165)
Foreign currency translation adjustment		1,012	—	—	—	—	—	—	1,012
Allowance for loan losses, end of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983

($ in thousands)		Year Ended December 31, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	109,068	(4,345)	1,085	(1,422)	(2,938)	(516)	(839)	100,093
Gross charge-offs		(73,985)	(1,021)	—	—	(11)	—	(50)	(75,067)
Gross recoveries		14,501	5,209	1,856	536	136	7	19	22,264
Total net (charge-offs) recoveries		(59,484)	4,188	1,856	536	125	7	(31)	(52,803)
Foreign currency translation adjustment		(325)	—	—	—	—	—	—	(325)
Allowance for loan losses, end of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287

($ in thousands)		Year Ended December 31, 2018
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$163,058	$40,809	$19,537	$26,881	$26,362	$7,354	$3,127	$287,128
Provision for (reversal of) credit losses on loans	(a)	75,629	(5,337)	(1,409)	(7,331)	3,765	(1,618)	1,308	65,007
Gross charge-offs		(59,244)	—	—	—	(1)	—	(188)	(59,433)
Gross recoveries		10,417	5,194	1,757	740	1,214	38	3	19,363
Total net (charge-offs) recoveries		(48,827)	5,194	1,757	740	1,213	38	(185)	(40,070)
Foreign currency translation adjustment		(743)	—	—	—	—	—	—	(743)
Allowance for loan losses, end of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322

The following table summarizes the activities in the allowance for unfunded credit commitments for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)		Year Ended December 31,
		2020	2019	2018
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$11,158	$12,566	$13,318
Impact of ASU 2016-13 adoption		10,457	—	—
Provision for (reversal of ) credit losses on unfunded credit commitments	(b)	11,962	(1,408)	(752)
Allowance for unfunded credit commitments, end of period		33,577	11,158	12,566
Provision for credit losses	(a) + (b)	$210,653	$98,685	$64,255

The allowance for loan losses as of December 31, 2020 was $620.0 million, an increase of $261.7 million compared with $358.3 million as of December 31, 2019. The adoption of ASU 2016-13 increased the allowance for loan losses by $125.2 million on January 1, 2020. In addition, the overall increases in allowance for loan losses and the provision for credit losses of $210.7 million for the year ended December 31, 2020 were primarily driven by the deteriorating macroeconomic conditions and outlook as a result of the COVID-19 pandemic. During the year ended December 31, 2020, the macroeconomic environment declined in the first half of the year, and then improved slightly for the second half of 2020. The Company uses a multi-scenario approach in calculating the allowance for loan losses and applies management judgment to add qualitative factors for the impact of COVID-19 pandemic on industry and CRE sectors that are affected by the pandemic.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 12 — Commitments, Contingencies and Related Party Transactions to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit reserves.

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

(1)Loans net of ASC 310-30 discount.

Purchased Credit-Impaired Loans

On January 1, 2020, the amortized cost basis of PCD loans was adjusted to reflect the $1.2 million of allowance for loan losses. For the year ended December 31, 2020, the Company did not acquire any PCD loans. For information on PCD loans, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

The following table presents the changes in the accretable yield on PCI loans for the years ended December 31, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2019	2018
Accretable yield for PCI loans, beginning of period	$74,870	$101,977
Accretion	(24,220)	(34,662)
Changes in expected cash flows	(140)	7,555
Accretable yield for PCI loans, end of period	$50,510	$74,870

Loans Held-for-Sale

As of December 31, 2020 and 2019, loans held-for-sale of $1.8 million and $434 thousand, respectively, consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loan transfers during the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31, 2020
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$300,677	$26,994	$1,398	$—	$—	$—	$—	$329,069
Sales (2)(3)(4)	$303,520	$26,994	$1,398	$—	$80,309	$—	$—	$412,221
Purchases (5)	$154,154	$—	$2,358	$—	$233,068	$—	$—	$389,580

($ in thousands)	Year Ended December 31, 2019
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$245,002	$39,062	$—	$1,573	$—	$—	$—	$285,637
Sales (2)(3)(4)	$245,791	$39,062	$—	$1,573	$10,410	$—	$—	$296,836
Purchases (5)	$397,615	$—	$8,988	$—	$117,227	$—	$—	$523,830

($ in thousands)	Year Ended December 31, 2018
	Commercial				Consumer			Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer
Loans transferred from held-for-investment to held-for-sale (1)	$404,321	$62,291	$—	$—	$14,981	$—	$—	$481,593
Loans transferred from held-for-sale to held-for-investment	$2,306	$—	$—	$—	$—	$—	$—	$2,306
Sales (2)(3)(4)	$413,844	$62,291	$—	$—	$34,966	$—	$—	$511,101
Purchases (5)	$525,767	$—	$7,389	$—	$63,781	$—	$—	$596,937

(1)The Company recorded write-downs of $2.8 million, $789 thousand and $14.6 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)Includes originated loans sold of $400.4 million, $230.3 million and $309.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. Originated loans sold consist primarily of C&I for all periods.
(3)Includes purchased loans of $11.8 million, $66.5 million and $201.4 million sold in the secondary market for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)Net gains on sales of loans were $4.5 million, $4.0 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(5)C&I loan purchases comprised primarily of syndicated C&I term loans.

Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The Community Reinvestment Act (“CRA”) encourages banks to meet the credit needs of their communities, particularly including low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020	2019
Investments in qualified affordable housing partnerships, net	$213,555	$207,037
Accrued expenses and other liabilities — Unfunded commitments	$77,444	$80,294

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Tax credits and other tax benefits recognized	$45,971	$46,034	$39,262
Amortization expense included in income tax expense	$37,132	$36,561	$28,046

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020	2019
Investments in tax credit and other investments, net	$266,525	$254,140
Accrued expenses and other liabilities — Unfunded commitments	$105,282	$113,515

Amortization of tax credit and other investments was $70.1 million, $98.4 million, and $96.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company held equity securities with readily determinable fair values of $31.3 million and $31.7 million, as of December 31, 2020 and 2019, respectively. These equity securities were CRA investments measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains on these equity securities of $732 thousand for the year ended December 31, 2020, and unrealized gains of $789 thousand for the year ended December 31, 2019. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $23.7 million and $19.1 million as of December 31, 2020 and 2019, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. The increase during 2020 was primarily due to a $5.0 million purchase of one new security in the fourth quarter of 2020. For the year ended December 31, 2020, the Company recorded $360 thousand in OTTI charges related to these securities. No adjustments were made to these securities for the year ended December 31, 2019. Equity securities without readily determinable fair values were included in Investments in tax credit and other investments, net and Other Assets on the Consolidated Balance Sheet.

As of December 31, 2020, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

($ in thousands)	Amount
2021	$125,142
2022	37,175
2023	14,499
2024	2,034
2025	462
Thereafter	3,414
Total	$182,726

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges are recorded within Amortization of tax credit and other investments, net on the Consolidated Statement of Income. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. There were $4.8 million OTTI charges, offset by OTTI recoveries of $1.5 million recorded on the Company’s investments in tax credits and other investments, net, during the year ended December 31, 2020. Comparatively, there were $14.6 million in OTTI charges, offset by OTTI recoveries of $1.6 million recorded during the year ended December 31, 2019. The higher OTTI charges recorded during the year ended December 31, 2019 were primarily due to $5.4 million in net OTTI charges related to the Company’s investment in DC Solar and affiliates (“DC Solar”) discussed below.

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

During 2019, the Company recorded $7.0 million OTTI charge on its remaining tax credit investment related to DC Solar, and subsequently recovered $1.6 million. During 2020, the Company further recorded $10.7 million in recoveries, of which $1.1 million was recorded as an impairment recovery. There were no balances in Accrued expenses and other liabilities — Unfunded commitments related to DC Solar as of both December 31, 2020 and 2019. Refer to Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for a further discussion related to the impacts on the Company’s income tax expense related to the DC solar tax credit investments.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company had retained the top 3 investment grade-rated tranches issued by the CLO, which the carrying amounts were $287.5 million and $284.7 million as of December 31, 2020 and 2019, respectively.

Note 8 — Goodwill and Other Intangible Assets

Goodwill

The Company’s annual goodwill impairment testing was performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting units below its carrying value. Additional information pertaining to our accounting policy for goodwill is summarized in Note 1~~—~~ Summary of Significant Accounting Policies - Goodwill and Other Intangible Assets. Due to the uncertain market conditions resulting from the COVID-19 pandemic, the Company had performed an interim goodwill impairment test as of March 31, 2020 and concluded that there was no impairment. We completed our annual goodwill impairment testing as of December 31, 2020. Based on the results of the annual goodwill impairment test, the Company determined there was no goodwill impairment.

The following table presents changes in the carrying amount of goodwill by reporting units during the year ended December 31, 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Total
Beginning balance, January 1, 2019	$353,321	$112,226	$465,547
Acquisition of East West Markets, LLC	—	150	150
Ending balance, December 31, 2019	$353,321	$112,376	$465,697

There were no changes in the carrying amount of goodwill during the year ended December 31, 2020.

Core Deposit Intangibles

The following table presents the gross carrying amount of core deposit intangible and accumulated amortization as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020	2019
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(79,722)	(76,088)
Net carrying balance (1)	$6,377	$10,011

(1) Excludes fully amortized core deposit intangible assets.

There were no impairment write-downs on core deposit intangibles for the years ended December 31, 2020, 2019 and 2018.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $3.6 million, $4.5 million and $5.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table presents the estimated future amortization expense of core deposit intangibles as of December 31, 2020:

($ in thousands)	Amount
2021	$2,749
2022	1,865
2023	1,199
2024	553
2025	11
Thereafter	—
Total	$6,377

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020	2019
Deposits:
Noninterest-bearing demand	$16,298,301	$11,080,036
Interest-bearing checking	6,142,193	5,200,755
Money market	10,740,667	8,711,964
Savings	2,681,242	2,117,196
Time deposits:
Less than $100,000	999,664	1,993,950
$100,000 or greater	8,000,685	8,220,358
Total deposits	$44,862,752	$37,324,259

The aggregate amount of domestic time deposits that meet or exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 was $5.78 billion and $5.44 billion as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the aggregate amount of foreign office time deposits, including both Hong Kong and China that meet or exceed the current FDIC insurance limit of $250,000 was $823.2 million and $1.19 billion, respectively.

As of December 31, 2020, $696.1 million of interest-bearing demand deposits and $840.7 million of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China. In comparison, $493.4 million of interest-bearing demand deposits and $1.21 billion of time deposits were held by the Company’s branch in Hong Kong and subsidiary bank in China as of December 31, 2019.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2020 and thereafter:

($ in thousands)	Amount
2021	$8,608,547
2022	332,809
2023	41,178
2024	11,085
2025	6,715
Thereafter	15
Total	$9,000,349

Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents the balance of the Company’s junior subordinated debt and FHLB advances as of December 31, 2020 and 2019, and the related contractual rates and maturity dates as of December 31, 2020:

($ in thousands)	Interest Rate	Maturity Dates	December 31,
			2020	2019
			Amount	Amount
Parent Company
Junior subordinated debt (1) — floating	1.57% — 2.12%	2034 — 2037	$147,376	$147,101
Bank
FHLB advances (2):
Fixed	0.00% — 2.34%	2021	405,000	400,000
Floating (3)	0.60% — 0.63%	2022	247,612	345,915
Total FHLB advances			$652,612	$745,915

(1)The weighted-average contractual interest rates for junior subordinated debt were 2.26% and 3.98% as of December 31, 2020 and 2019, respectively.
(2)The weighted-average contractual interest rates for FHLB advances were 1.77% and 2.19% as of December 31, 2020 and 2019, respectively.
(3)Floating interest rates reset monthly or quarterly based on LIBOR.

FHLB Advances

The Bank’s available borrowing capacity from FHLB advances totaled $6.33 billion and $6.83 billion as of December 31, 2020 and 2019, respectively. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2020 and 2019, all advances were secured by real estate loans.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2020, East West has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances. The proceeds from these issuances represent liabilities of East West to the Trusts and are reported on the Consolidated Balance Sheet as a component of Long-term debt. Interest payments on these securities are made quarterly and are deductible for tax purposes.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2020 and 2019:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2020		December 31, 2019
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	2.01%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	1.72%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	1.57%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	1.63%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	2.12%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	1.77%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)All the above debt instruments mature more than five years after December 31, 2020 and are subject to call options where early redemption requires appropriate notice.

Note 11 — Income Taxes

The following table presents the components of income tax expense/benefit for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Current income tax expense (benefit):
Federal	$84,560	$107,393	$63,035
State	74,252	86,578	64,917
Foreign	671	(2,485)	3,513
Total current income tax expense	159,483	191,486	131,465
Deferred income tax (benefit) expense:
Federal	(28,093)	(8,801)	(11,870)
State	(11,671)	(16,390)	(4,600)
Foreign	(1,751)	3,587	—
Total deferred income tax benefit	(41,515)	(21,604)	(16,470)
Income tax expense	$117,968	$169,882	$114,995

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal income tax effect	7.2	7.1	5.8
Tax credits and benefits, net of related expenses	(12.4)	(6.8)	(12.7)
Other, net	1.4	(1.2)	(0.1)
Effective tax rate	17.2%	20.1%	14.0%

Income tax expense was $118.0 million, and the effective tax rate was 17.2% for the year ended December 31, 2020, compared with income tax expense of $169.9 million, and an effective tax rate of 20.1% for the year ended December 31, 2019. Income tax expense was $115.0 million and the effective tax rate was 14.0% for the year ended December 31, 2018. For the year ended December 31, 2020, income tax expense included $5.1 million in uncertain tax position related to the Company’s investment in DC Solar. The higher effective tax rate for the year ended December 31, 2019 was primarily due to $30.1 million of additional income tax expense recorded to reverse certain previously claimed tax credits related to the Company’s investment in DC Solar.

The tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below:

($ in thousands)	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$192,534	$109,903
Investments in qualified affordable housing partnerships, tax credit and other investments, net	11,174	11,190
Deferred compensation	23,604	23,816
Interest income on nonaccrual loans	5,909	9,527
State taxes	273	5,848
Premises and equipment	2,096	1,578
Lease liability	30,554	35,948
Other	1,441	965
Total gross deferred tax assets	267,585	198,775
Valuation allowance	—	(21)
Total deferred tax assets, net of valuation allowance	$267,585	$198,754
Deferred tax liabilities:
Equipment lease financing	$29,990	$30,669
Investments in qualified affordable housing partnerships, tax credit and other investments, net	14,912	12,301
Core deposit intangibles	1,934	3,032
FHLB stock dividends	1,855	1,854
Mortgage servicing assets	1,675	1,839
Acquired debt	1,597	1,679
Prepaid expenses	1,194	1,100
Premises and equipment	99	1,890
Unrealized gains/losses on securities	21,593	890
Operating lease right-of-use assets	28,468	34,313
Other	453	2,700
Total gross deferred tax liabilities	$103,770	$92,267
Net deferred tax assets	$163,815	$106,487

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more-likely-than-not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. Evidence the Company considers includes the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. The Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more-likely-than-not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses (“NOL”) carryforwards. As of December 31, 2020, management released $21 thousand of valuation allowance provided as of December 31, 2019, which related to the state NOL carryforwards. No additional valuation allowance was recorded as of December 31, 2020.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Beginning balance	$—	$4,378	$10,419
Additions for tax positions related to prior years	5,045	30,103	—
Deductions for tax positions related to prior years	—	(34,481)	(3,969)
Settlements with taxing authorities	—	—	(2,072)
Ending balance	$5,045	$—	$4,378

The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with the standards of ASC 740-10. The increase in unrecognized tax benefits for the year ended December 31, 2020 was mainly attributable to the additional income expenses recorded related to DC Solar investments, as well as a minor state adjustment. The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded a charge of $564 thousand of interest for the year ended December 31, 2020. In comparison, a reversal of $6.3 million and $2.0 million of interest and penalties was recorded for the years ended December 31, 2019 and 2018, respectively. Total accrued interest included in Accrued expenses and other liabilities on the Consolidated Balance Sheet was $564 thousand as of December 31, 2020. There was no liability for accrued interest and penalties as of December 31, 2019.

Beginning with its 2012 tax year, the Company has executed a Memorandum of Understanding (“MOU”) with the Internal Revenue Service (“IRS”) to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has executed a MOU with the IRS for the 2019 tax year. For federal tax purposes, the IRS had completed the 2017 and earlier tax years’ corporate income tax return examination. For the 2020 tax year, the Company was accepted by IRS as a CAP Bridge Year. The Company is also currently being audited by the state of Missouri and California and the City of New York. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2020.

Impact of Investment in DC Solar Tax Credit Funds

Investors in DC Solar funds, including the Company, received tax credits for making renewable energy investments. The Company’s investments in the DC Solar tax credit funds qualified for federal energy tax credit under Section 48 of the Internal Revenue Code of 1986, as amended. The Company also received a “should” level legal opinion from an external law firm supporting the legal structure of the investments for tax credit purposes. Between fiscal year 2014 and 2018, the Company had invested in four DC Solar energy tax credit funds and claimed tax credits of approximately $53.9 million, partially reduced by a deferred tax liability of $5.7 million related to the 50% tax basis reduction, for a net impact of $48.2 million to the Consolidated Financial Statements.

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

In February 2019, an affidavit from a FBI special agent stated that DC Solar was operating a fraudulent “Ponzi-like scheme” and that the majority of the mobile solar generators sold to investors and managed by DC Solar, as well as the majority of the related lease revenues claimed to have been received by DC Solar might not have existed. The Company, in coordination with other fund investors, engaged an unaffiliated third-party inventory firm to investigate the actual number of mobile solar generators in existence. Based on the inventory report, none of the mobile service generators that had been purchased by the Company’s 2017 and 2018 tax credit funds were found. On the other hand, a vast majority of the mobile solar generators purchased by the Company’s 2014 and 2015 tax credit funds were found. Based on the inventory information, as well as management’s best judgments regarding the future settlement of the related tax positions with the IRS, the Company concluded that a portion of the previously claimed tax credits would be recaptured. During the year ended December 31, 2019, the Company reversed $33.6 million out of the $53.9 million previously claimed tax credits, and $3.5 million out of the $5.7 million deferred tax liability, resulting in $30.1 million of additional income tax expense. In December 2020, the Company recorded an additional $5.1 million income tax expense regarding DC Solar investments.

The Company continues to conduct an ongoing investigation related to this matter. For further discussion related to the Company’s investment in DC Solar and the Company’s impairment evaluation and monitoring process in tax credit investments, refer to Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Note 12 — Commitments, Contingencies and Related Party Transactions

Commitments to Extend Credit — In the ordinary course of business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial and SBLCs.

The following table presents the Company’s credit-related commitments as of December 31, 2020 and 2019:

($ in thousands)	December 31,
	2020					2019
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,126,551	$1,836,523	$589,114	$138,729	$5,690,917	$5,330,211
Commercial letters of credit and SBLCs	1,159,357	420,222	137,394	523,840	2,240,813	1,860,414
Total	$4,285,908	$2,256,745	$726,508	$662,569	$7,931,730	$7,190,625

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of December 31, 2020, total letters of credit of $2.24 billion consisted of SBLCs of $2.12 billion and commercial letters of credit of $124.9 million. In comparison, total letters of credit of $1.86 billion consisted of SBLCs of $1.81 billion and commercial letters of credit of $48.5 million as of December 31, 2019.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $33.5 million and $11.1 million as of December 31, 2020 and 2019.

Guarantees — The Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The recourse component of the loans sold or securitized with recourse is considered a guarantee. As the guarantor, the Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the types of guarantees the Company had outstanding as of December 31, 2020 and 2019:

($ in thousands)	Maximum Potential Future Payments						Carrying Value
	December 31,						December 31,
	2020					2019	2020	2019
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$—	$344	$484	$9,698	$10,526	$12,578	$10,526	$12,578
Multi-family residential loans sold or securitized with recourse	370	481	—	14,894	15,745	15,892	26,619	40,708
Total	$370	$825	$484	$24,592	$26,271	$28,470	$37,145	$53,286

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $88 thousand and $76 thousand as of December 31, 2020 and 2019, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K. As of December 31, 2020 and 2019, these commitments totaled $182.7 million and $193.8 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Related Party Transactions — In the ordinary course of business, the Company may extend credit to related parties, including executive officers, directors and principal shareholders. These related party loans were not material for the years ended December 31, 2020 and 2019.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding stock awards other than RSUs as of December 31, 2020, 2019 and 2018. An aggregate of 14.0 million shares of common stock were authorized under the 2016 Stock Incentive Plan, and the total number of shares available for grant was approximately 2.8 million as of December 31, 2020.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Stock compensation costs	$29,237	$30,761	$30,937
Related net tax (deficiencies) benefits for stock compensation plans	$(1,839)	$4,792	$5,089

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs vest ratably after three years or cliff vest after three or five years of continued employment from the date of the grant, and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs are settled in cash. Dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-vesting awards, others vest subject to the attainment of specified performance goals and these RSUs are referred to as “performance-based RSUs.”

Performance-based RSUs are granted at the target amount of awards. Based on the Company’s attainment of specified performance goals and consideration of market conditions, the number of shares that vest range between a minimum of 0% to a maximum of 200% of the target. The amount of performance-based RSUs that are eligible to vest is determined at the end of each performance period and is then added together as the total number of performance shares to vest. Performance-based RSUs cliff vest three years from the date of each grant.

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the year ended December 31, 2020. The number of outstanding performance-based RSUs provided below assumes that performance will be met at the target level.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2020	1,139,868	$57.78	386,483	$60.13
Granted	680,172	40.61	165,084	39.79
Vested	(290,147)	55.23	(131,597)	56.59
Forfeited	(184,258)	53.61	(21,913)	45.64
Outstanding, December 31, 2020	1,345,635	$50.22	398,057	$53.66

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the year ended December 31, 2020:

Shares
Outstanding, January 1, 2020	11,638
Granted	11,215
Vested	—
Forfeited	(1,051)
Outstanding, December 31, 2020	21,802

The weighted-average grant date fair value of the time-based awards granted during the years ended December 31, 2020, 2019 and 2018 was $40.61, $52.46 and $66.86, respectively. The weighted-average grant date fair value of the performance-based awards granted during the years ended December 31, 2020, 2019 and 2018 was $39.79, $54.64 and $70.13, respectively. The total fair value of time-based awards that vested during the years ended December 31, 2020, 2019 and 2018 was $11.5 million, $20.7 million and $23.1 million, respectively. The total fair value of performance-based awards that vested during the years ended December 31, 2020, 2019 and 2018 was $8.9 million, $14.5 million and $16.2 million, respectively.

As of December 31, 2020, there was $22.8 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.72 years, and $13.0 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.72 years.

Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2020, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock have been made AFS under the Purchase Plan. During the years ended December 31, 2020 and 2019, 89,425 shares totaling $2.3 million and 81,221 shares totaling $3.4 million, respectively, have been sold to employees under the Purchase Plan. As of December 31, 2020, there were 304,500 shares available under the Purchase Plan.

Note 14 — Employee Benefit Plans

The Company sponsors a defined contribution plan, the East West Bank Employees 401(k) Savings Plan (the “401(k) Plan”), designed to provide retirement benefits financed by participants’ tax deferred contributions for the benefits of its employees. A Roth 401(k) investment option is also available to the participants, with contributions to be made on an after-tax basis. Under the 401(k) Plan, after three months of service, eligible employees may elect to defer up to 80% of their compensation before taxes, up to the dollar limit imposed by the IRS for tax purposes. Participants can also designate a part or all of their contributions as Roth 401(k) contributions. Effective as of April 1, 2020, the Company matches 75% of the first 6% of the Plan participant’s deferred compensation. The Company’s contributions to the Plan are determined annually by the Board of Directors in accordance with the Plan requirements and are invested based on employee investment elections. Plan participants become vested in matching contributions received from the Company at the rate of 20% per year for each full year of service, such that the Plan participants become 100% vested after five years of credited service. For the Plan years ended December 31, 2020, 2019 and 2018, the Company expensed $12.6 million, $14.0 million and $9.9 million, respectively.

During 2002, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) pursuant to which the Company will pay supplemental pension benefits to certain executive officers designated by the Board of Directors upon retirement based upon the officers’ years of service and compensation. The SERP meets the definition of a pension plan per ASC 715-30, Compensation — Retirement Benefits — Defined Benefit Plans — Pension. The SERP is an unfunded, non-qualified plan under which the participants have no rights beyond those of a general creditor of the Company, and there are no specific assets set aside by the Company in connection with the plan. As of December 31, 2020, there were no additional benefits to be accrued for under the SERP. As of each of December 31, 2020 and 2019, there was one former executive officer remaining under the SERP. Benefits expensed and accrued for the years ended December 31, 2020, 2019 and 2018 were $333 thousand, $333 thousand and $332 thousand, respectively. The benefit obligation was $4.2 million as of both December 31, 2020 and 2019. The following table presents a summary of expected SERP payments to be paid for the next five years and thereafter as of December 31, 2020:

Years Ending December 31,	Amount ($ in thousands)
2021	$349
2022	359
2023	370
2024	381
2025	393
Thereafter	6,710
Total	$8,562

Note 15 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2020, 2019 and 2018. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2020	2019	2018
Basic:
Net income	$567,797	$674,035	$703,701
Basic weighted-average number of shares outstanding	142,336	145,497	144,862
Basic EPS	$3.99	$4.63	$4.86
Diluted:
Net income	$567,797	$674,035	$703,701
Basic weighted-average number of shares outstanding (1)	142,336	145,497	144,862
Diluted potential common shares (1)(2)	655	682	1,307
Diluted weighted-average number of shares outstanding (1)(2)	142,991	146,179	146,169
Diluted EPS	$3.97	$4.61	$4.81

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
(2)Includes dilutive shares from RSUs for the years ended December 31, 2020 and 2019, and from RSUs and warrants for the year ended December 31, 2018.

For the years ended December 31, 2020, 2019 and 2018, 134 thousand, 15 thousand and 10 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — On March 3, 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. For the year ended December 31, 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the years ended December 31, 2019 and 2018.

Note 16 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, December 31, 2017	$(30,898)	$—	$(6,621)	$(37,519)
Cumulative-effect of change in accounting principle related to marketable equity securities (2)	385	—	—	385
Reclassification of tax effects in AOCI resulting from the new federal corporate income tax rate (3)	(6,656)	—	—	(6,656)
Balance, January 1, 2018, adjusted	(37,169)	—	(6,621)	(43,790)
Net unrealized losses arising during the period	(6,866)	—	(5,732)	(12,598)
Amounts reclassified from AOCI	(1,786)	—	—	(1,786)
Changes, net of tax	(8,652)	—	(5,732)	(14,384)
Balance, December 31, 2018	$(45,821)	$—	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	46,170	—	(3,636)	42,534
Amounts reclassified from AOCI	(2,768)	—	—	(2,768)
Changes, net of tax	43,402	—	(3,636)	39,766
Balance, December 31, 2019	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	63,329	(1,149)	9,297	71,477
Amounts reclassified from AOCI	(8,663)	(81)	—	(8,744)
Changes, net of tax	54,666	(1,230)	9,297	62,733
Balance, December 31, 2020	$52,247	$(1,230)	$(6,692)	$44,325

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.
(2)Represents the impact of the adoption of ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018.
(3)Represents the amounts reclassified from AOCI to retained earnings due to the early adoption of ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income on January 1, 2018. ASU 2018-02 permits companies to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings on a retrospective basis. The adoption of the guidance resulted in a cumulative-effect adjustment as of January 1, 2018 that increased retained earnings by $6.7 million and reduced AOCI by the same amount.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Year Ended December 31,
	2020			2019			2018
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
AFS debt securities:
Net unrealized gains (losses) arising during the period	$89,868	$(26,539)	$63,329	$65,549	$(19,379)	$46,170	$(9,748)	$2,882	$(6,866)
Net realized (gains) reclassified into net income (1)	(12,299)	3,636	(8,663)	(3,930)	1,162	(2,768)	(2,535)	749	(1,786)
Net change	77,569	(22,903)	54,666	61,619	(18,217)	43,402	(12,283)	3,631	(8,652)
Cash flow hedges
Net unrealized gains (losses) arising during the period	(1,604)	455	(1,149)	—	—	—	—	—	—
Net realized (gains) reclassified into net income (2)	(113)	32	(81)	—	—	—	—	—	—
Net change	(1,717)	487	(1,230)	—	—	—	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period (3)	7,398	1,899	9,297	290	(3,926)	(3,636)	(5,732)	—	(5,732)
Net change	7,398	1,899	9,297	290	(3,926)	(3,636)	(5,732)	—	(5,732)
Other comprehensive income (loss)	$83,250	$(20,517)	$62,733	$61,909	$(22,143)	$39,766	$(18,015)	$3,631	$(14,384)

(1)For the years ended December 31, 2020, 2019 and 2018, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the year ended December 31, 2020, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.
(3)The tax effects on foreign currency translation adjustments, net of hedges represent the cumulative net deferred tax liabilities on net investment hedges since its inception.

Note 17 — Regulatory Requirements and Matters

Capital Adequacy — The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation. The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. Both the Company and the Bank are standardized approaches institutions under Basel III Capital Rules. The Basel III Capital Rule requires that banking organizations maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a Tier 1 leverage ratio of a least 4.0% to be considered adequately capitalized. Failure to meet the minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Basel III Capital Rules also requires the Company and the Bank to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios in order to absorb losses during periods of economic stress, effective January 1, 2019. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

As of December 31, 2020 and 2019, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2020, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2020 and 2019:

($ in thousands)	Basel III
	December 31, 2020		December 31, 2019		Minimum Capital Ratios	Fully Phased-in Minimum Capital Ratios (3)	Well- Capitalized Requirement
	Actual		Actual
	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
Total capital (to risk-weighted assets)
Company	$5,510,640	14.3%	$5,064,037	14.4%	8.0%	10.5%	10.0%
East West Bank	$5,143,246	13.4%	$4,886,237	13.9%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$4,882,555	12.7%	$4,546,592	12.9%	6.0%	8.5%	8.0%
East West Bank	$4,662,426	12.1%	$4,516,792	12.9%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company	$4,882,555	12.7%	$4,546,592	12.9%	4.5%	7.0%	6.5%
East West Bank	$4,662,426	12.1%	$4,516,792	12.9%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$4,882,555	9.4%	$4,546,592	10.3%	4.0%	4.0%	N/A
East West Bank	$4,662,426	9.0%	$4,516,792	10.3%	4.0%	4.0%	5.0%
Risk-weighted assets
Company	$38,406,071	N/A	$35,136,427	N/A	N/A	N/A	N/A
East West Bank	$38,481,275	N/A	$35,127,920	N/A	N/A	N/A	N/A
Adjusted quarterly average total assets (2)
Company	$52,540,964	N/A	$44,449,802	N/A	N/A	N/A	N/A
East West Bank	$52,594,313	N/A	$44,419,308	N/A	N/A	N/A	N/A

(1)The Tier 1 leverage capital well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
(2)Reflects adjusted quarterly average total assets for the years ended December 31, 2020 and 2019.
(3)As of January 1, 2019, the 2.5% capital conservation buffer above the minimum risk-based capital ratios was required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.
N/A — Not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve. In an effort to provide monetary stimulus to counteract the economic disruption caused by the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratio to zero percent. The daily average reserve requirements were zero as of December 31, 2020 and $829.0 million as of December 31, 2019.
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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2020, 2019 and 2018:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2020
Net interest income before provision for credit losses	$530,829	$706,286	$140,078	$1,377,193
Provision for credit losses	3,885	206,768	—	210,653
Noninterest income	67,115	139,365	29,067	235,547
Noninterest expense	331,750	266,923	117,649	716,322
Segment income before income taxes	262,309	371,960	51,496	685,765
Segment net income	$187,931	$266,342	$113,524	$567,797
As of December 31, 2020
Segment assets	$13,351,060	$26,958,766	$11,847,087	$52,156,913

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2019
Net interest income before provision for credit losses	$696,551	$651,413	$119,849	$1,467,813
Provision for credit losses	14,178	84,507	—	98,685
Noninterest income	57,920	134,622	29,703	222,245
Noninterest expense	343,001	263,064	141,391	747,456
Segment income before income taxes	397,292	438,464	8,161	843,917
Segment net income	$284,161	$313,833	$76,041	$674,035
As of December 31, 2019
Segment assets	$11,520,586	$25,501,534	$7,173,976	$44,196,096

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2018
Net interest income before provision for credit losses	$727,215	$605,650	$53,643	$1,386,508
Provision for credit losses	9,364	54,891	—	64,255
Noninterest income	85,607	110,287	21,539	217,433
Noninterest expense	341,396	237,520	142,074	720,990
Segment income (loss) before income taxes	462,062	423,526	(66,892)	818,696
Segment net income	$330,683	$303,553	$69,465	$703,701
As of December 31, 2018
Segment assets	$10,587,621	$23,761,469	$6,693,266	$41,042,356

Note 19 — Parent Company Condensed Financial Statements

The principal sources of East West’s income (on a Parent Company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $511.0 million, $190.0 million and $160.0 million of dividends to East West during the years ended December 31, 2020, 2019 and 2018, respectively.

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands, except shares)	December 31,
	2020	2019
ASSETS
Cash and cash equivalents due from subsidiary bank	$439,065	$166,131
Investments in subsidiaries:
Bank	5,048,896	4,987,666
Nonbank	6,738	5,630
Investments in tax credit investments, net	6,586	11,637
Other assets	3,072	4,091
TOTAL	$5,504,357	$5,175,155
LIABILITIES
Long-term debt	$147,376	$147,101
Accrued income tax payable	81,741	4,534
Other liabilities	6,065	5,903
Total liabilities	235,182	157,538
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,240,600 and 166,621,959 shares issued in 2020 and 2019, respectively	167	167
Additional paid-in capital	1,858,352	1,826,345
Retained earnings	4,000,414	3,689,377
Treasury stock, at cost 25,675,371 shares in 2020 and 20,996,574 shares in 2019	(634,083)	(479,864)
AOCI, net of tax	44,325	(18,408)
Total stockholders’ equity	5,269,175	5,017,617
TOTAL	$5,504,357	$5,175,155

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2020	2019	2018
Dividends from subsidiaries:
Bank	$511,000	$190,000	$160,000
Nonbank	109	189	175
Other income	3	425	2
Total income	511,112	190,614	160,177
Interest expense on long-term debt	3,877	6,482	6,488
Compensation and employee benefits	6,210	5,479	5,559
Amortization of tax credit and other investments	1,248	8,437	413
Other expense	1,184	1,487	1,490
Total expense	12,519	21,885	13,950
Income before income tax benefit and equity in undistributed income of subsidiaries	498,593	168,729	146,227
Income tax benefit	4,158	6,737	3,404
Undistributed earnings of subsidiaries, primarily bank	65,046	498,569	554,070
Net income	$567,797	$674,035	$703,701

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$567,797	$674,035	$703,701
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(65,046)	(498,569)	(554,070)
Amortization expenses	1,523	8,703	671
Deferred income tax expense (benefit)	491	(10,132)	3,517
Net change in other assets	40	10,246	(595)
Net change in other liabilities	77,052	(18)	(45)
Net cash provided by operating activities	581,857	184,265	153,179
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit investments	(172)	(292)	(1,049)
Distributions received from equity method investees	4,096	2,577	1,491
Net increase in investments in and advances to nonbank subsidiaries	(2,732)	(3,314)	—
Other investing activities	—	(157)	—
Net cash provided by (used in) investing activities	1,192	(1,186)	442
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	—	(25,000)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,326	3,383	2,846
Stock tendered for payment of withholding taxes	(8,253)	(14,635)	(15,634)
Repurchased of common stock pursuant to the Stock Repurchase Program	(145,966)	—	—
Cash dividends paid	(158,222)	(155,107)	(125,988)
Net cash used in financing activities	(310,115)	(166,359)	(163,776)
Net increase (decrease) in cash and cash equivalents	272,934	16,720	(10,155)
Cash and cash equivalents, beginning of year	166,131	149,411	159,566
Cash and cash equivalents, end of year	$439,065	$166,131	$149,411

Note 20 — Subsequent Events

On January 28, 2021, the Company’s Board of Directors declared first quarter 2021 cash dividends for the Company’s common stock. The common stock cash dividend of $0.33 per share was paid on February 23, 2021 to stockholders of record as of February 9, 2021.

Supplementary Data

Quarterly Financial Information (Unaudited)

($ and shares in thousands, except per share data)	2020 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$381,348	$365,728	$398,776	$449,190
Interest expense	34,767	41,598	55,001	86,483
Net interest income before provision for credit losses	346,581	324,130	343,775	362,707
Provision for credit losses	24,340	10,000	102,443	73,870
Net interest income after provision for credit losses	322,241	314,130	241,332	288,837
Noninterest income	69,832	54,503	55,707	55,505
Noninterest expense	178,651	172,573	184,766	180,332
Income before income taxes	213,422	196,060	112,273	164,010
Income tax expense	49,338	36,523	12,921	19,186
Net income	$164,084	$159,537	$99,352	$144,824

EPS
- Basic	$1.16	$1.13	$0.70	$1.00
- Diluted	$1.15	$1.12	$0.70	$1.00
Weighted-average number of shares outstanding
- Basic	141,564	141,498	141,486	144,814
- Diluted	142,529	142,043	141,827	145,285

($ and shares in thousands, except per share data)	2019 Quarters
	Fourth	Third	Second	First
Interest and dividend income	$467,233	$476,912	$474,844	$463,311
Interest expense	99,014	107,105	107,518	100,850
Net interest income before provision for credit losses	368,219	369,807	367,326	362,461
Provision for credit losses	18,577	38,284	19,245	22,579
Net interest income after provision for credit losses	349,642	331,523	348,081	339,882
Noninterest income	65,797	55,349	56,519	44,580
Noninterest expense	196,157	180,505	181,423	189,371
Income before income taxes	219,282	206,367	223,177	195,091
Income tax expense	31,067	34,951	72,797	31,067
Net income	$188,215	$171,416	$150,380	$164,024

EPS
- Basic	$1.29	$1.18	$1.03	$1.13
- Diluted	$1.29	$1.17	$1.03	$1.12
Weighted-average number of shares outstanding
- Basic	145,624	145,559	145,546	145,256
- Diluted	146,318	146,120	146,052	145,921

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2020. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2021

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 26, 2021. There is no family relationship between any of the Company’s executive officers or directors. Each officer is appointed by the Board of Directors of the Company or the Bank and serves at their pleasure.

Name	Age (1)	Positions and Offices, and Business Experience
Dominic Ng	62	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	64	Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020, prior to which he had been Executive Vice President and General Counsel and Secretary since 1996.
Irene H. Oh	43	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Andy Yen	63	Executive Vice President and Head of International and Commercial Banking since 2013.
Gary Teo	48	Senior Vice President and Head of Human Resources of the Company and the Bank since 2015.

(1)As of February 26, 2021.

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

Additional Information

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2020 and this information is incorporated herein by reference:
•Summary Information about Director Nominees
•Board of Directors and Nominees
•Director Nominee Qualifications and Experience
•Director Independence, Financial Experts and Risk Management Experience
•Board Leadership Structure
•Board Meetings and Committees

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2021 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2021 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	2,767,391	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,767,391

(1)Represents future shares available under the shareholder-approved 2016 Stock Incentive Plan effective May 24, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2021 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services will be set forth in the 2021 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)Financial Statement Schedules

All financial statement schedules for East West Bancorp, Inc. and its subsidiaries have been included in this Form 10-K in the Consolidated Financial Statements or the related footnotes, or they are either inapplicable or not required.

(3)Exhibits

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

4.3
Description of Securities.[Incorporated by reference to Exhibit 4.3 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on February 27, 2020 (File No. 000-24939).]

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

10.1.5
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 8, 2020 (File No. 000-24939).]

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

10.2.5
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 8, 2020 (File No. 000-24939).]

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

10.4.3
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly ended September 30, 2020 filed with the Commission on November 6, 2020 (File No. 000-24939).]

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

10.5.3
Amendment to Employment Agreement – Catherine Zhou* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly ended September 30, 2020 filed with the Commission on November 6, 2020 (File No. 000-24939).]

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

10.7.5
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No. 000-24939).]

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity line of credit
ALCO	Asset/Liability Committee	IBA	ICE Benchmark Administration
AML	Anti-money laundering	IRS	Internal Revenue Service
AOCI	Accumulated other comprehensive income (loss)	ISDA	International Swaps and Derivatives Association, Inc.
ARRC	Alternative Reference Rates Committee	KRX	Keefe, Bruyette and Woods Nasdaq Regional Banking Index
ASC	Accounting Standards Codification	LCH	London Clearing House
ASU	Accounting Standards Update	LGD	Loss given default
BHC Act	Bank Holding Company Act of 1956, as amended	LIBOR	London Interbank Offered Rate
BSA	Bank Secrecy Act	LTV	Loan-to-value
C&I	Commercial and industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAA	Consolidated Appropriations Act, 2021	MMBTU	Million British thermal unit
CAP	Compliance Assurance Process	MMLF	Money Market Mutual Fund Liquidity Facility
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Moody's	Moody’s Investors Service
CCPA	California Consumer Privacy Act	MOU	Memorandum of Understanding
CECL	Current expected credit losses	MSLP	Main Street Lending Program
CET1	Common Equity Tier 1	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NOL	Net operating losses
CLO	Collateralized loan obligation	OFAC	Office of Foreign Assets Control
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
COVID-19	Coronavirus Disease 2019	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PCA	Prompt Corrective Action
CRE	Commercial real estate	PCD	Purchased credit deteriorated
DCB	Desert Community Bank	PCI	Purchased credit impaired
DFPI	California Department of Financial Protection and Innovation	PD	Probability of default
DIF	Deposit Insurance Fund	PPP	Paycheck Protection Program
E&P	Exploration and production	PPPLF	Paycheck Protection Program Liquidity Facility
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	RMB	Chinese Renminbi
EPS	Earnings per share	ROA	Return on average assets
ERM	Enterprise risk management	ROE	Return on average equity
EVE	Economic value of equity	RPA	Credit risk participation agreement
FASB	Financial Accounting Standards Board	RSU	Restricted stock unit
FBI	Federal Bureau of Investigation	S&P	Standard & Poor's
FCA	Financial Conduct Authority	SBA	Small Business Administration
FDIA	Federal Deposit Insurance Act	SBLC	Standby letter of credit
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	TDR	Troubled debt restructuring
FRBSF	Federal Reserve Bank of San Francisco	U.K.	United Kingdom
FTP	Funds transfer pricing	U.S.	United States
GAAP	United States Generally Accepted Accounting Principles	USD	U.S. Dollar
GLBA	Gramm-Leach-Bliley Act of 1999	VIE	Variable interest entity

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2021

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2021
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2021
Irene H. Oh

/s/ MOLLY CAMPBELL	Director	February 26, 2021
Molly Campbell

/s/ IRIS S. CHAN	Director	February 26, 2021
Iris S. Chan

/s/ ARCHANA DESKUS	Director	February 26, 2021
Archana Deskus

/s/ RUDOLPH I. ESTRADA	Lead Director	February 26, 2021
Rudolph I. Estrada

/s/ PAUL H. IRVING	Director	February 26, 2021
Paul H. Irving

/s/ JACK C. LIU	Director	February 26, 2021
Jack C. Liu

/s/ LESTER M. SUSSMAN	Director	February 26, 2021
Lester M. Sussman