Form 10-Q
period 2021-03-31
EAST WEST BANCORP INC
filed 2021-05-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Registrant’s telephone number, including area code:
(626) 768-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	EWBC	The Nasdaq Global Select Market

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,863,399 shares as of April 30, 2021.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$582,270	$592,117
Interest-bearing cash with banks	4,036,863	3,425,854
Cash and cash equivalents	4,619,133	4,017,971
Interest-bearing deposits with banks	741,923	809,728
Assets purchased under resale agreements (“resale agreements”)	2,160,038	1,460,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $7,904,546 in 2021 and $5,470,523 in 2020; includes assets pledged as collateral of $590,858 in 2021 and $588,484 in 2020)	7,789,213	5,544,658
Restricted equity securities, at cost	83,250	83,046
Loans held-for-sale	—	1,788
Loans held-for-investment (net of allowance for loan losses of $607,506 in 2021 and $619,983 in 2020; includes assets pledged as collateral of $23,591,704 in 2021 and $23,263,517 in 2020)	38,981,242	37,770,972
Investments in qualified affordable housing partnerships, net	284,862	213,555
Investments in tax credit and other investments, net	361,438	266,525
Premises and equipment (net of accumulated depreciation of $130,926 in 2021 and $127,884 in 2020)	102,120	103,251
Goodwill	465,697	465,697
Operating lease right-of-use assets	94,483	95,460
Other assets	1,190,747	1,324,262
TOTAL	$56,874,146	$52,156,913
LIABILITIES
Deposits:
Noninterest-bearing	$18,919,298	$16,298,301
Interest-bearing	30,627,838	28,564,451
Total deposits	49,547,136	44,862,752
Short-term borrowings	—	21,009
Federal Home Loan Bank (“FHLB”) advances	653,035	652,612
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	152,195	151,739
Operating lease liabilities	101,828	102,830
Accrued expenses and other liabilities	834,925	796,796
Total liabilities	51,589,119	46,887,738
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,716,333 and 167,240,600 shares issued in 2021 and 2020, respectively	168	167
Additional paid-in capital	1,865,933	1,858,352
Retained earnings	4,158,032	4,000,414
Treasury stock, at cost 25,873,297 shares in 2021 and 25,675,371 shares in 2020	(649,066)	(634,083)
Accumulated other comprehensive (loss) income (“AOCI”), net of tax	(90,040)	44,325
Total stockholders’ equity	5,285,027	5,269,175
TOTAL	$56,874,146	$52,156,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$342,008	$411,869
AFS debt securities	29,100	20,142
Resale agreements	6,099	5,625
Restricted equity securities	547	446
Interest-bearing cash and deposits with banks	3,632	11,108
Total interest and dividend income	381,386	449,190
INTEREST EXPENSE
Deposits	21,822	76,403
Short-term borrowings	42	556
FHLB advances	3,069	4,166
Repurchase agreements	1,978	3,991
Long-term debt and finance lease liabilities	780	1,367
Total interest expense	27,691	86,483
Net interest income before provision for credit losses	353,695	362,707
Provision for credit losses	—	73,870
Net interest income after provision for credit losses	353,695	288,837
NONINTEREST INCOME
Lending fees	18,357	15,773
Deposit account fees	15,383	10,447
Interest rate contracts and other derivative income	16,997	7,073
Foreign exchange income	9,526	7,819
Wealth management fees	6,911	5,353
Net gains on sales of loans	1,781	950
Gains on sales of AFS debt securities	192	1,529
Other investment income	925	3,378
Other income	2,794	3,184
Total noninterest income	72,866	55,506
NONINTEREST EXPENSE
Compensation and employee benefits	107,808	101,960
Occupancy and equipment expense	15,922	17,076
Deposit insurance premiums and regulatory assessments	3,876	3,427
Deposit account expense	3,892	3,563
Data processing	4,478	3,826
Computer software expense	7,159	6,166
Consulting expense	1,475	1,217
Legal expense	1,502	3,197
Other operating expense	19,607	21,119
Amortization of tax credit and other investments	25,358	18,782
Total noninterest expense	191,077	180,333
INCOME BEFORE INCOME TAXES	235,484	164,010
INCOME TAX EXPENSE	30,490	19,186
NET INCOME	$204,994	$144,824
EARNINGS PER SHARE (“EPS”)
BASIC	$1.45	$1.00
DILUTED	$1.44	$1.00
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,646	144,814
DILUTED	142,844	145,285

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$204,994	$144,824
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(133,448)	27,453
Net changes in unrealized gains on cash flow hedges	432	—
Foreign currency translation adjustments	(1,349)	(2,164)
Other comprehensive (loss) income	(134,365)	25,289
COMPREHENSIVE INCOME	$70,629	$170,113

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (1)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	144,824	—	—	144,824
Other comprehensive income	—	—	—	—	25,289	25,289
Net activity of common stock pursuant to various stock compensation plans and agreements	281,396	7,272	—	(7,609)	—	(337)
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.275 per share)	—	—	(40,475)	—	—	(40,475)
BALANCE, MARCH 31, 2020	141,435,099	$1,833,784	$3,695,759	$(633,439)	$6,881	$4,902,985
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	204,994	—	—	204,994
Other comprehensive income	—	—	—	—	(134,365)	(134,365)
Net activity of common stock pursuant to various stock compensation plans and agreements	277,807	7,582	—	(14,983)	—	(7,401)
Cash dividends on common stock ($0.330 per share)	—	—	(47,376)	—	—	(47,376)
BALANCE, MARCH 31, 2021	141,843,036	$1,866,101	$4,158,032	$(649,066)	$(90,040)	$5,285,027

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204,994	$144,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,490	31,186
Amortization of premiums and accretion of discount , net	5,770	(4,519)
Stock compensation costs	7,817	7,209
Deferred income tax benefit	224	28
Provision for credit losses	—	73,870
Net gains on sales of loans	(1,781)	(950)
Gains on sales of AFS debt securities	(192)	(1,529)
Loans held-for-sale:
Originations and purchases	(5,718)	(5,802)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	7,644	4,657
Proceeds from distributions received from equity method investees	2,505	973
Net change in accrued interest receivable and other assets	185,677	(462,766)
Net change in accrued expenses and other liabilities	(72,935)	304,680
Other net operating activities	20	(158)
Total adjustments	166,521	(53,121)
Net cash provided by operating activities	371,515	91,703
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(52,756)	(27,581)
Interest-bearing deposits with banks	29,000	(115,419)
Resale agreements:
Proceeds from paydowns and maturities	223,952	250,000
Purchases	(923,990)	—
AFS debt securities:
Proceeds from sales	46,397	306,463
Proceeds from repayments, maturities and redemptions	473,808	308,620
Purchases	(2,969,640)	(987,130)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	147,115	110,945
Purchases	(311,030)	(133,185)
Other changes in loans held-for-investment, net	(1,046,727)	(1,116,358)
Purchases of premises and equipment	(1,563)	(916)
Proceeds from distributions received from equity method investees	2,832	374
Other net investing activities	(1,307)	(1,143)
Net cash used in investing activities	(4,383,909)	(1,405,330)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,559,929	1,374,287
Net (decrease) increase in short-term borrowings	(21,143)	39,962
Repayment of FHLB advances	—	(99,999)
Repayment of long-term debt and lease liabilities	(315)	(289)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	—	(145,966)
Stocks tendered for payment of withholding taxes	(14,983)	(7,609)
Cash dividends paid	(48,213)	(41,358)
Net cash provided by financing activities	4,475,275	1,119,028
Effect of exchange rate changes on cash and cash equivalents	138,281	13,492
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	601,162	(181,107)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,017,971	3,261,149
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,619,133	$3,080,042

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$29,680	$88,520
Income taxes, net	$—	$2,904
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$145,872	$110,223
Loans transferred to other real estate owned (“OREO”) and other nonperforming assets	$10,360	$23,394

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2021, East West also has six wholly owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. They reflect all adjustments that, in the opinion of management, are necessary for fair presentation of the interim Consolidated Financial Statements. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

The current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements. The unaudited interim Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on February 26, 2021 (the “Company’s 2020 Form 10-K”).

Note 2 — Current Accounting Developments

New Accounting Pronouncements Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2021
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent related ASU 2021-01, Reference Rate Reform (Topic 848): Scope	Effective for all entities from the dates of issuance through December 31, 2022.
In March 2020, the FASB issued an ASU related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued due to reference rate reform. This ASU provides temporary optional expedients and exceptions regarding the accounting requirements related to the modification of certain contracts, hedging relationships and other transactions that are affected by the reference rate reform. The guidance permits the Company to make a one-time election to sell and/or transfer qualifying held-to-maturity securities, and not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationships and the assessment of hedge effectiveness during the transition period. This one time election may be made at any time after March 12, 2020, but no later than December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition.

The amendments of this guidance could be elected retrospectively or prospectively to new modifications made on or after the date of issuance of this ASU, January 7, 2021.

The Company adopted this guidance on a prospective basis in January 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	January 1, 2021 Early adoption is permitted on January 1, 2020.	This ASU simplifies the accounting for income taxes by removing certain exceptions to the existing guidance. This includes removing exceptions to: 1) the incremental approach for intraperiod tax allocation, 2) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, 3) the ability not to recognize a deferred tax liability when a foreign equity method investment becomes a subsidiary, and 4) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year.

In addition, this ASU simplifies the accounting for income taxes related to franchise taxes, the tax basis of goodwill and the method for recognizing an enacted change in tax laws. This ASU also specifies that an entity is not required to allocate the consolidated amount of tax expense to a legal entity that is not subject to tax in its separate financial statements. This ASU also makes improvements in the accounting for income taxes related to employee stock ownership plans and equity method investments in qualified affordable housing projects.

This guidance should be applied on either a retrospective, modified retrospective or prospective basis depending on the amendments.
The Company adopted this guidance in January 2021 using the transition guidance prescribed by this ASU. At the time of adoption, this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the documentation received from the third-party pricing service providers regarding the valuation inputs and methodology used for each category of securities.

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

Equity Securities — Equity securities consisted of mutual funds as of both March 31, 2021 and December 31, 2020. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts that are not designated as hedging instruments with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certain variable interest rate borrowings. These interest rate swap contracts with institutional counterparties were designated as cash flow hedges. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. As of March 31, 2021 and December 31, 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of these interest rate contracts and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative portfolios. The Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of March 31, 2021 and December 31, 2020, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of March 31, 2021, the warrants included on the Consolidated Financial Statements were only from private companies. As of December 31, 2020, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. Given that the Company holds long positions in all warrants, an increase in volatility assumption would generally result in an increase in fair value. A higher liquidity discount would generally result in a decrease in fair value. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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
The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$826,342	$—	$—	$826,342
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,194,005	—	1,194,005
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,169,391	—	1,169,391
Residential mortgage-backed securities	—	2,247,406	—	2,247,406
Municipal securities	—	420,065	—	420,065
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	281,027	—	281,027
Residential mortgage-backed securities	—	523,500	—	523,500
Corporate debt securities	—	496,643	—	496,643
Foreign government bonds	—	276,328	—	276,328
Asset-backed securities	—	63,040	—	63,040
Collateralized loan obligations (“CLOs”)	—	291,466	—	291,466
Total AFS debt securities	$826,342	$6,962,871	$—	$7,789,213

Investments in tax credit and other investments:
Equity securities (1)	$22,233	$4,460	$—	$26,693
Total investments in tax credit and other investments	$22,233	$4,460	$—	$26,693

Derivative assets:
Interest rate contracts	$—	$319,049	$—	$319,049
Foreign exchange contracts	—	39,562	—	39,562
Credit contracts	—	5	—	5
Equity contracts	—	—	272	272
Commodity contracts	—	98,429	—	98,429
Gross derivative assets	$—	$457,045	$272	$457,317
Netting adjustments (2)	$—	$(108,235)	$—	$(108,235)
Net derivative assets	$—	$348,810	$272	$349,082

Derivative liabilities:
Interest rate contracts	$—	$230,290	$—	$230,290
Foreign exchange contracts	—	27,287	—	27,287
Credit contracts	—	153	—	153
Commodity contracts	—	86,405	—	86,405
Gross derivative liabilities	$—	$344,135	$—	$344,135
Netting adjustments (2)	$—	$(186,687)	$—	$(186,687)
Net derivative liabilities	$—	$157,448	$—	$157,448

(1)Equity securities consist of mutual funds with readily determinable fair values. The Company invested in these mutual funds for CRA purposes.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,761	$—	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	814,319	—	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,153,770	—	1,153,770
Residential mortgage-backed securities	—	1,660,894	—	1,660,894
Municipal securities	—	396,073	—	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	239,842	—	239,842
Residential mortgage-backed securities	—	289,775	—	289,775
Corporate debt securities	—	405,968	—	405,968
Foreign government bonds	—	182,531	—	182,531
Asset-backed securities	—	63,231	—	63,231
CLOs	—	287,494	—	287,494
Total AFS debt securities	$50,761	$5,493,897	$—	$5,544,658

Investments in tax credit and other investments:
Equity securities (1)	$22,548	$8,724	$—	$31,272
Total investments in tax credit and other investments	$22,548	$8,724	$—	$31,272

Derivative assets:
Interest rate contracts	$—	$489,132	$—	$489,132
Foreign exchange contracts	—	30,300	—	30,300
Credit contracts	—	13	—	13
Equity contracts	—	585	273	858
Commodity contracts	—	82,451	—	82,451
Gross derivative assets	$—	$602,481	$273	$602,754
Netting adjustments (2)	$—	$(101,512)	$—	$(101,512)
Net derivative assets	$—	$500,969	$273	$501,242

Derivative liabilities:
Interest rate contracts	$—	$317,698	$—	$317,698
Foreign exchange contracts	—	22,759	—	22,759
Credit contracts	—	206	—	206
Commodity contracts	—	84,165	—	84,165
Gross derivative liabilities	$—	$424,828	$—	$424,828
Netting adjustments (2)	$—	$(184,697)	$—	$(184,697)
Net derivative liabilities	$—	$240,131	$—	$240,131

(1)Equity securities consist of mutual funds with readily determinable fair values. The Company invested in these mutual funds for CRA purposes.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three months ended March 31, 2021 and 2020, Level 3 fair value measurements that were measured on a recurring basis consisted of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity warrants for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Equity Contracts
Beginning balance	$273	$421
Total (losses) gains included in earnings (1)	(1)	292
Ending balance	$272	$713

(1)Includes unrealized (losses) gains of $(1) thousand and $292 thousand for the three months ended March 31, 2021 and 2020, respectively. The realized/unrealized gains (losses) of equity warrants are included in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2021 and December 31, 2020, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average (1)
March 31, 2021
Derivative assets:
Equity contracts	$272	Black-Scholes option pricing model	Equity volatility	48% — 56%	52%
			Liquidity discount	47%	47%
December 31, 2020
Derivative assets:
Equity contracts	$273	Black-Scholes option pricing model	Equity volatility	46% — 61%	53%
			Liquidity discount	47%	47%

(1)Weighted-average is calculated based on the fair value of equity warrants as of March 31, 2021 and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from impairment on certain individually evaluated loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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
•When an individually evaluated loan is collateral-dependent, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, or unavailable. An internal valuation utilizes one or more valuation techniques such as the income, market and/or cost approaches.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company conducts due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process, which includes the quarterly review of the financial statements, the annual review of tax returns of the investment entity, the annual review of the financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment (“OTTI”) on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

•expected future cash flows that are less than the carrying amount of the investment;
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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$143,630	$143,630
Commercial real estate (“CRE”):
CRE	—	—	47,639	47,639
Multifamily residential	—	—	2,332	2,332
Construction and land	—	—	4,191	4,191
Total commercial	—	—	197,792	197,792
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	4,791	4,791
Total consumer	—	—	4,791	4,791
Total loans held-for-investment	$—	$—	$202,583	$202,583

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$143,331	$143,331
CRE:
CRE	—	—	42,894	42,894
Total commercial	—	—	186,225	186,225
Consumer:
Residential mortgage:
HELOCs	—	—	1,146	1,146
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,637	3,637
Total loans held-for-investment	$—	$—	$189,862	$189,862
Investments in tax credit and other investments, net	$—	$—	$3,140	$3,140
OREO (1)	$—	$—	$15,824	$15,824

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in fair value of assets for which a nonrecurring fair value adjustment has been recognized for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Loans held-for-investment:
Commercial:
C&I	$(5,309)	$(21,501)
CRE:
CRE	(7,062)	(5)
Multifamily residential	(16)	—
Construction and land	(71)	—
Total commercial	(12,458)	(21,506)
Consumer:
Residential mortgage:
HELOCs	(37)	(193)
Other consumer	—	2,491
Total consumer	(37)	2,298
Total loans held-for-investment	$(12,495)	$(19,208)
Investments in tax credit and other investments, net	$—	$150
Other nonperforming assets	$(3,890)	$(300)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2021 and December 31, 2020:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
March 31, 2021
Loans held-for-investment	$108,918	Discounted cash flows	Discount	4% — 15%	11%
	$24,356	Fair value of collateral	Discount	10% — 20%	15%
	$9,902	Fair value of collateral	Contract value	NM	NM
	$59,407	Fair value of property	Selling cost	8% — 26%	9%

December 31, 2020
Loans held-for-investment	$104,783	Discounted cash flows	Discount	3% — 15%	11%
	$22,207	Fair value of collateral	Discount	10% — 26%	15%
	$15,879	Fair value of collateral	Contract value	NM	NM
	$46,993	Fair value of property	Selling cost	7% — 26%	10%
Investments in tax credit and other investments, net	$3,140	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$15,824	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2021 and December 31, 2020.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	March 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,619,133	$4,619,133	$—	$—	$4,619,133
Interest-bearing deposits with banks	$741,923	$—	$741,923	$—	$741,923
Resale agreements	$2,160,038	$—	$2,152,392	$—	$2,152,392
Restricted equity securities, at cost	$83,250	$—	$83,250	$—	$83,250
Loans held-for-investment, net	$38,981,242	$—	$—	$38,922,550	$38,922,550
Mortgage servicing rights	$5,506	$—	$—	$8,740	$8,740
Accrued interest receivable	$149,953	$—	$149,953	$—	$149,953
Financial liabilities:
Demand, checking, savings and money market deposits	$40,748,303	$—	$40,748,303	$—	$40,748,303
Time deposits	$8,798,833	$—	$8,811,048	$—	$8,811,048
FHLB advances	$653,035	$—	$657,460	$—	$657,460
Repurchase agreements	$300,000	$—	$316,099	$—	$316,099
Long-term debt	$147,445	$—	$151,015	$—	$151,015
Accrued interest payable	$9,966	$—	$9,966	$—	$9,966

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,017,971	$4,017,971	$—	$—	$4,017,971
Interest-bearing deposits with banks	$809,728	$—	$809,728	$—	$809,728
Resale agreements	$1,460,000	$—	$1,464,635	$—	$1,464,635
Restricted equity securities, at cost	$83,046	$—	$83,046	$—	$83,046
Loans held-for-sale	$1,788	$—	$1,788	$—	$1,788
Loans held-for-investment, net	$37,770,972	$—	$—	$37,803,940	$37,803,940
Mortgage servicing rights	$5,522	$—	$—	$8,435	$8,435
Accrued interest receivable	$150,140	$—	$150,140	$—	$150,140
Financial liabilities:
Demand, checking, savings and money market deposits	$35,862,403	$—	$35,862,403	$—	$35,862,403
Time deposits	$9,000,349	$—	$9,016,884	$—	$9,016,884
Short-term borrowings	$21,009	$—	$21,009	$—	$21,009
FHLB advances	$652,612	$—	$659,631	$—	$659,631
Repurchase agreements	$300,000	$—	$317,850	$—	$317,850
Long-term debt	$147,376	$—	$150,131	$—	$150,131
Accrued interest payable	$11,956	$—	$11,956	$—	$11,956

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of March 31, 2021 and December 31, 2020.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.31 billion and $1.16 billion as of March 31, 2021 and December 31, 2020, respectively. The weighted-average yields were 1.57% and 2.50% for the three months ended March 31, 2021 and 2020, respectively.

Loans Purchased under Resale Agreements — The Company participated in resale agreements collateralized with loans with multiple counterparties starting in the fourth quarter of 2020. Total loans purchased under resale agreements were $850.0 million and $300.0 million as of March 31, 2021 and December 31, 2020, respectively. The weighted-average yield was 2.02% for the three months ended March 31, 2021.

Assets Sold under Repurchase Agreements — As of March 31, 2021, the collateral for the repurchase agreements were comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities and U.S. Treasury securities. Gross repurchase agreements were $300.0 million as of both March 31, 2021 and December 31, 2020. The weighted-average interest rates were 2.67% and 4.10% for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, all repurchase agreements will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$2,160,038	$—	$2,160,038	$(2,138,721)	(1)	$21,317

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
Collateral Received
Resale agreements	$1,460,000	$—	$1,460,000	$(1,458,700)	(1)	$1,300

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities						Net Amount
Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

(1)Represents the fair value of securities the Company has received under resale agreements, limited to the amount of the recognized asset due from each counterparty for presentation purposes. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Represents the fair value of securities the Company has pledged under repurchase agreements, limited to the amount of the recognized liability due to each counterparty for presentation purpose. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS debt securities as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$841,711	$328	$(15,697)	$826,342
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,236,446	5,145	(47,586)	1,194,005
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,178,238	16,407	(25,254)	1,169,391
Residential mortgage-backed securities	2,271,645	17,026	(41,265)	2,247,406
Municipal securities	417,676	7,348	(4,959)	420,065
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	281,099	4,311	(4,383)	281,027
Residential mortgage-backed securities	525,560	1,599	(3,659)	523,500
Corporate debt securities	517,309	4,677	(25,343)	496,643
Foreign government bonds	278,100	320	(2,092)	276,328
Asset-backed securities	62,762	292	(14)	63,040
CLOs	294,000	—	(2,534)	291,466
Total AFS debt securities	$7,904,546	$57,453	$(172,786)	$7,789,213

($ in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,310	$451	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	806,814	8,765	(1,260)	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,125,174	34,306	(5,710)	1,153,770
Residential mortgage-backed securities	1,634,553	27,952	(1,611)	1,660,894
Municipal securities	382,573	13,588	(88)	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	234,965	6,107	(1,230)	239,842
Residential mortgage-backed securities	288,520	1,761	(506)	289,775
Corporate debt securities	406,323	3,493	(3,848)	405,968
Foreign government bonds	183,828	163	(1,460)	182,531
Asset-backed securities	63,463	10	(242)	63,231
CLOs	294,000	—	(6,506)	287,494
Total AFS debt securities	$5,470,523	$96,596	$(22,461)	$5,544,658

As of March 31, 2021 and December 31, 2020, the amortized cost of AFS debt securities excluded accrued interest receivables of $22.9 million and $22.3 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2020 Form 10-K.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020.

($ in thousands)	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$775,801	$(15,697)	$—	$—	$775,801	$(15,697)
U.S. government agency and U.S. government sponsored enterprise debt securities	954,894	(47,586)	—	—	954,894	(47,586)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	615,193	(25,203)	3,474	(51)	618,667	(25,254)
Residential mortgage-backed securities	1,464,574	(41,264)	358	(1)	1,464,932	(41,265)
Municipal securities	199,225	(4,959)	—	—	199,225	(4,959)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	114,971	(4,374)	15,578	(9)	130,549	(4,383)
Residential mortgage-backed securities	391,444	(3,659)	—	—	391,444	(3,659)
Corporate debt securities	347,934	(25,316)	9,974	(27)	357,908	(25,343)
Foreign government bonds	155,299	(2,092)	—	—	155,299	(2,092)
Asset-backed securities	11,904	(14)	—	—	11,904	(14)
CLOs	—	—	291,466	(2,534)	291,466	(2,534)
Total AFS debt securities	$5,031,239	$(170,164)	$320,850	$(2,622)	$5,352,089	$(172,786)

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$352,521	$(1,260)	$—	$—	$352,521	$(1,260)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	292,596	(5,656)	3,543	(54)	296,139	(5,710)
Residential mortgage-backed securities	342,561	(1,611)	—	—	342,561	(1,611)
Municipal securities	24,529	(88)	—	—	24,529	(88)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	58,738	(1,230)	7,920	—	66,658	(1,230)
Residential mortgage-backed securities	90,156	(506)	—	—	90,156	(506)
Corporate debt securities	251,674	(3,645)	9,798	(203)	261,472	(3,848)
Foreign government bonds	106,828	(1,460)	—	—	106,828	(1,460)
Asset-backed securities	—	—	34,104	(242)	34,104	(242)
CLOs	—	—	287,494	(6,506)	287,494	(6,506)
Total AFS debt securities	$1,519,603	$(15,456)	$342,859	$(7,005)	$1,862,462	$(22,461)

As of March 31, 2021, the Company had a total of 291 AFS debt securities in a gross unrealized loss position with no credit impairment that were comprised primarily of 112 U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities, 41 U.S. government agency and U.S. government sponsored enterprise debt securities and 26 corporate debt securities. In comparison, as of December 31, 2020, the Company had a total of 104 AFS debt securities in a gross unrealized loss position with no credit impairment that were comprised primarily of 46 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities and 17 corporate debt securities.

Allowance for Credit Losses

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2020 Form 10-K.

The gross unrealized losses presented in the above tables were primarily attributable to yield curve movements and widened spreads. Securities that were in unrealized loss positions as of March 31, 2021 were mainly comprised of the following:

•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of March 31, 2021 was primarily due to interest rate movement. Since these securities (issued by Fannie Mae, Ginnie Mae and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard and Poor's (“S&P”) and Fitch Ratings (“Fitch”), respectively), the Company expects to receive all contractual interest payments on-time, and believes the risk of credit losses on these securities is remote.
•U.S. government agency and U.S. government-sponsored enterprise debt securities — The market value decline as of March 31, 2021 was primarily due to interest rate movement. The securities consisted of the debt securities issued by:
–Federal Farm Credit Bank, Fannie Mae, Freddie Mac, and U.S. International Development Finance Corporation (rated Aaa, AA+ and AAA rated by Moody’s, S&P and Fitch, respectively).
–FHLB debt obligations (rated Aaa and AA+ rated by Moody’s and S&P, respectively).
As these securities are guaranteed or sponsored by the U.S. government and the credit profiles are strong, the Company expects to receive all contractual interest payments on time, and believes the risk of credit losses on these securities is remote.
•Corporate debt securities — The market value decline as of March 31, 2021 was primarily due to interest rate movement and the widening in spreads. Since credit profiles of the securities are strong (rated BBB- or higher by Moody’s, S&P, Kroll Bond Rating Agency and Fitch), and the contractual payments from these bonds have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is remote.

The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic has been muted by the government’s aggressive monetary policy, including benchmark rate cuts, and various relief measures that contributed to the gradual and steady recovery of the market to pre-pandemic levels. Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if near-term credit performance could possibly suffer from future unpredictable impacts of the COVID-19 pandemic.

As of March 31, 2021 and December 31, 2020, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of March 31, 2021 and December 31, 2020 provided against these securities. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2021 and 2020.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Gross realized gains	$192	$1,529
Related tax expense	$57	$452

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of March 31, 2021. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$1,403,404	$1,347,808
Due after one year through five years	688,387	681,602
Due after five years through ten years	1,427,893	1,414,362
Due after ten years	4,384,862	4,345,441
Total AFS debt securities	$7,904,546	$7,789,213

As of March 31, 2021 and December 31, 2020, AFS debt securities with fair value of $590.9 million and $588.5 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$59,453	$59,249
FHLB stock	23,797	23,797
Total restricted equity securities	$83,250	$83,046

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives consist of economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of March 31, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	March 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$275,000	$—	$1,258	$275,000	$—	$1,864
Net investment hedges:
Foreign exchange contracts	83,936	908	—	84,269	—	235
Total derivatives designated as hedging instruments	$358,936	$908	$1,258	$359,269	$—	$2,099
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,891,960	$319,049	$229,032	$18,155,678	$489,132	$315,834
Foreign exchange contracts	4,036,958	38,654	27,287	3,108,488	30,300	22,524
Credit contracts	76,992	5	153	76,992	13	206
Equity contracts	—	272	—	—	858	—
Commodity contracts	—	98,429	86,405	—	82,451	84,165
Total derivatives not designated as hedging instruments	$22,005,910	$456,409	$342,877	$21,341,158	$602,754	$422,729
Gross derivative assets/liabilities		$457,317	$344,135		$602,754	$424,828
Less: Master netting agreements		(100,454)	(100,454)		(93,063)	(93,063)
Less: Cash collateral received/paid		(7,781)	(86,233)		(8,449)	(91,634)
Net derivative assets/liabilities		$349,082	$157,448		$501,242	$240,131

(1)The Company held equity contracts in 18 private companies as of March 31, 2021. In comparison, the Company held equity contracts in two public companies and 17 private companies as of December 31, 2020.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 8,258 thousand barrels of crude oil and 102,996 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2021. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 6,321 thousand barrels of crude oil and 109,635 thousand MMBTUs of natural gas as of December 31, 2020. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company entered into interest rate swaps designated as fair value hedges to hedge changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rate. The interest rate swaps involved the exchange of variable-rate payments over the life of the agreements without exchanging the underlying notional amounts. During the fourth quarter of 2020, both the hedging interest rate swaps and hedged certificates of deposit were called.

As of both March 31, 2021 and December 31, 2020, there were no fair value hedges or hedged certificates of deposit outstanding. There were no gains or losses recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the three months ended March 31, 2021. The net gains recognized on interest rate swaps were $2.0 million and the net losses recognized on certificates of deposit were $1.4 million, both recorded in interest expense on the Consolidated Statement of Income for the three months ended March 31, 2020.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges to limit the exposure to the variability in interest payments on certain floating rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of March 31, 2021, the Company expected to reclassify an estimated $560 thousand of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2021 and 2020. The after-tax impact of cash flow hedges on AOCI is shown in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended March 31,
	2021	2020
Gains recognized in AOCI	$426	$—
(Losses) reclassified from AOCI to interest expense	$(177)	$—

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

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Gains recognized in AOCI	$101	$1,004

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$800,962	$—	$544	Purchased options	$800,962	$551	$—
Sold collars and corridors	531,840	5,849	158	Collars and corridors	531,840	160	5,888
Swaps	7,597,856	279,361	53,975	Swaps	7,628,500	33,128	168,467
Total	$8,930,658	$285,210	$54,677	Total	$8,961,302	$33,839	$174,355

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,393	$—	$115	Purchased options	$957,393	$101	$15
Sold collars and corridors	518,477	7,673	—	Collars and corridors	518,477	—	7,717
Swaps	7,586,414	479,634	1,364	Swaps	7,617,524	1,724	306,623
Total	$9,062,284	$487,307	$1,479	Total	$9,093,394	$1,825	$314,355

In January 2018, the London Clearing House (“LCH”) amended its rulebook to legally characterize variation margin payments made to and received from LCH as settlements of derivatives, and not as collateral against derivatives. Included in the total notional amount of $8.96 billion of interest rate contracts entered into with financial counterparties as of March 31, 2021, was a notional amount of $2.93 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $27.2 million and liability fair values of $116.2 million as of March 31, 2021. In comparison, included in the total notional amount of $9.09 billion of interest rate contracts entered into with financial counterparties as of December 31, 2020, was a notional amount of $2.98 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.3 million and liability fair values of $187.4 million as of December 31, 2020.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments, to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2021 and December 31, 2020.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,468,974	$27,803	$21,835	Forwards and spot	$168,942	$869	$494
Swaps	184,584	1,902	247	Swaps	974,974	7,733	4,364
Written options	116,575	—	336	Purchased options	116,575	336	—
Collars	3,167	—	11	Collars	3,167	11	—
Total	$2,773,300	$29,705	$22,429	Total	$1,263,658	$8,949	$4,858

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,522,888	$17,575	$17,928	Forwards and spot	$145,197	$1,230	$273
Swaps	13,590	872	91	Swaps	1,191,355	10,049	3,658
Written options	117,729	—	574	Purchased options	117,729	574	—
Total	$1,654,207	$18,447	$18,593	Total	$1,454,281	$11,853	$3,931

Credit Contracts — The Company may periodically enter into RPA contracts with institutional counterparties to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs. Under the RPAs, the Company will make or receive a payment if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is based on the normal credit review process. The majority of the reference entities of the protection sold RPAs were investment grade as of March 31, 2021, while all were investment grade as of December 31, 2020. Assuming the underlying borrower referenced in the interest rate contracts defaulted as of March 31, 2021 and December 31, 2020, the maximum exposure of protection sold RPAs would be $4.9 million and $6.0 million, respectively. As of March 31, 2021 and December 31, 2020, the weighted-average remaining maturities of the outstanding protection sold RPAs were 3.3 years and 3.5 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$66,278	$—	$153	$66,278	$—	$206
RPAs - protection purchased	10,714	5	—	10,714	13	—
Total RPAs	$76,992	$5	$153	$76,992	$13	$206

Equity Contracts — Periodically, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in 18 private companies as of March 31, 2021, and held warrants in two public companies and 17 private companies as of December 31, 2020. The total fair value of the warrants held in both public and private companies was $272 thousand and $858 thousand as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of March 31, 2021 and December 31, 2020:

($ and units in thousands)	March 31, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	248	Barrels	$211	$25	Purchased options	248	Barrels	$—	$48
Collars	2,361	Barrels	11,181	219	Collars	2,361	Barrels	219	10,989
Swaps	5,649	Barrels	37,076	1,206	Swaps	5,649	Barrels	1,058	28,624
Total	8,258		$48,468	$1,450	Total	8,258		$1,277	$39,661

Natural gas:					Natural gas:
Written options	8,065	MMBTUs	$52	$319	Purchased options	8,065	MMBTUs	$319	$52
Collars	10,823	MMBTUs	879	—	Collars	14,023	MMBTUs	—	555
Swaps	84,108	MMBTUs	28,878	18,449	Swaps	91,790	MMBTUs	18,556	25,919
Total	102,996		$29,809	$18,768	Total	113,878		$18,875	$26,526
Total			$78,277	$20,218	Total			$20,152	$66,187

($ and units in thousands)	December 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Collars	2,022	Barrels	$2,344	$2,193	Collars	2,022	Barrels	$2,217	$2,402
Swaps	4,299	Barrels	9,282	14,283	Swaps	4,299	Barrels	8,220	7,135
Total	6,321		$11,626	$16,476	Total	6,321		$10,437	$9,537

Natural gas:					Natural gas:
Written options	597	MMBTUs	$—	$59	Purchased options	597	MMBTUs	$59	$—
Collars	12,733	MMBTUs	1,063	205	Collars	16,293	MMBTUs	205	813
Swaps	96,305	MMBTUs	32,073	27,238	Swaps	103,973	MMBTUs	26,988	29,837
Total	109,635		$33,136	$27,502	Total	120,863		$27,252	$30,650
Total			$44,762	$43,978	Total			$37,689	$40,187

Beginning in January 2017, the Chicago Mercantile Exchange (“CME”) amended its rulebook to legally characterize variation margin payments made to and received from CME as settlements of derivatives and not as collateral against derivatives. As of March 31, 2021, the notional quantities that cleared through CME totaled 1,320 thousand barrels of crude oil and 27,850 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $897 thousand and to the liability fair value of $10.0 million as of March 31, 2021, to a net fair value of zero. In comparison, the notional quantities that cleared through CME totaled 1,275 thousand barrels of crude oil and 29,733 thousand MMBTUs of natural gas as of December 31, 2020. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $7.9 million and to the liability fair value of $3.7 million, respectively, as of December 31, 2020, to a net fair value of zero.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2021 and 2020:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended March 31,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$13,901	$(7,011)
Foreign exchange contracts	Foreign exchange income	10,243	2,861
Credit contracts	Interest rate contracts and other derivative income	45	(23)
Equity contracts	Lending fees	311	309
Commodity contracts	Interest rate contracts and other derivative income	169	24
Net gains (losses)		$24,669	$(3,840)

Credit Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $64.9 million, in which $64.9 million of collateral was posted to cover these positions. As of December 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $107.4 million, in which $106.8 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of March 31, 2021 and December 31, 2020.

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

($ in thousands)	As of March 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$457,317	$(100,454)	$(7,781)	$349,082	$—	$349,082
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$344,135	$(100,454)	$(86,233)	$157,448	$(64,816)	$92,632

($ in thousands)	As of December 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$602,754	$(93,063)	$(8,449)	$501,242	$(35)	$501,207
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$424,828	$(93,063)	$(91,634)	$240,131	$(221,150)	$18,981

(1)Includes $532 thousand and $1.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes $151 thousand and $220 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $11.9 million and $15.8 million as of March 31, 2021 and December 31, 2020, respectively. Of the gross cash collateral received, $7.8 million and $8.4 million were used to offset against derivative assets, respectively, as of March 31, 2021 and December 31, 2020.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $90.8 million and $91.6 million as of March 31, 2021 and December 31, 2020, respectively. Of the gross cash collateral pledged, $86.2 million and $91.6 million were used to offset against derivative liabilities, respectively, as of March 31, 2021 and December 31, 2020.
(5)Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of noncash collateral on the consolidated balance sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to resale and repurchase agreements. Refer to Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Commercial:
C&I (1)	$14,081,110	$13,631,726
CRE:
CRE	11,563,034	11,174,611
Multifamily residential	3,066,515	3,033,998
Construction and land	459,254	599,692
Total CRE	15,088,803	14,808,301
Total commercial	29,169,913	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,524,287	8,185,953
HELOCs	1,749,172	1,601,716
Total residential mortgage	10,273,459	9,787,669
Other consumer	145,376	163,259
Total consumer	10,418,835	9,950,928
Total loans held-for-investment (2)	$39,588,748	$38,390,955
Allowance for loan losses	(607,506)	(619,983)
Loans held-for-investment, net (2)	$38,981,242	$37,770,972

(1)Includes Paycheck Protection Program (“PPP”) loans of $2.07 billion and $1.57 billion as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(76.9) million and $(58.8) million as of March 31, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(34.3) million and $(12.7) million as of March 31, 2021 and December 31, 2020, respectively.

Loans held-for-investment accrued interest receivable was $106.6 million and $107.5 million as of March 31, 2021 and December 31, 2020, respectively, and is presented in Other assets on the Consolidated Balance Sheets. For the accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

Loans totaling $23.59 billion and $23.26 billion as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRBSF and the FHLB.

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

The following tables summarize the Company’s loans held-for-investment as of March 31, 2021 and December 31, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	March 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$1,661,034	$3,043,315	$1,220,618	$385,813	$228,364	$280,748	$6,492,230	$29,327	$13,341,449
Criticized (accrual)	55,239	145,506	83,989	29,315	18,541	6,809	274,726	—	614,125
Criticized (nonaccrual)	288	1,540	17,422	21,368	14,858	2,797	67,263	—	125,536
Total C&I	1,716,561	3,190,361	1,322,029	436,496	261,763	290,354	6,834,219	29,327	14,081,110
CRE:
CRE:
Pass	664,626	2,303,031	2,354,998	2,253,230	1,284,384	2,128,975	193,541	24,104	11,206,889
Criticized (accrual)	28,915	34,902	63,620	25,343	61,238	91,993	—	—	306,011
Criticized (nonaccrual)	—	—	—	42,067	5,868	2,199	—	—	50,134
Total CRE	693,541	2,337,933	2,418,618	2,320,640	1,351,490	2,223,167	193,541	24,104	11,563,034
Multifamily residential:
Pass	160,470	764,482	762,001	470,223	352,094	488,260	5,889	—	3,003,419
Criticized (accrual)	—	—	731	22,309	6,067	29,296	—	—	58,403
Criticized (nonaccrual)	—	—	—	1,447	1,125	2,121	—	—	4,693
Total multifamily residential	160,470	764,482	762,732	493,979	359,286	519,677	5,889	—	3,066,515
Construction and land:
Pass	5,642	141,475	146,701	121,364	—	20,691	—	—	435,873
Criticized (accrual)	3,481	—	—	—	—	—	—	—	3,481
Criticized (nonaccrual)	—	—	—	—	—	19,900	—	—	19,900
Total construction and land	9,123	141,475	146,701	121,364	—	40,591	—	—	459,254
Total CRE	863,134	3,243,890	3,328,051	2,935,983	1,710,776	2,783,435	199,430	24,104	15,088,803
Total commercial	2,579,695	6,434,251	4,650,080	3,372,479	1,972,539	3,073,789	7,033,649	53,431	29,169,913
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	669,660	2,427,430	1,704,855	1,385,623	956,307	1,360,015	—	—	8,503,890
Criticized (accrual)	—	—	—	194	347	2,207	—	—	2,748
Criticized (nonaccrual) (1)	—	—	1,205	1,038	2,246	13,160	—	—	17,649
Total single-family residential mortgage	669,660	2,427,430	1,706,060	1,386,855	958,900	1,375,382	—	—	8,524,287
HELOCs:
Pass	—	690	548	3,235	4,319	14,931	1,458,199	255,538	1,737,460
Criticized (accrual)	—	—	—	—	—	1	287	547	835
Criticized (nonaccrual)	—	—	151	188	4,019	1,838	449	4,232	10,877
Total HELOCs	—	690	699	3,423	8,338	16,770	1,458,935	260,317	1,749,172
Total residential mortgage	669,660	2,428,120	1,706,759	1,390,278	967,238	1,392,152	1,458,935	260,317	10,273,459
Other consumer:
Pass	849	8,168	—	—	1,830	83,547	48,455	—	142,849
Criticized (nonaccrual)	—	—	—	—	2,492	—	35	—	2,527
Total other consumer	849	8,168	—	—	4,322	83,547	48,490	—	145,376
Total consumer	670,509	2,436,288	1,706,759	1,390,278	971,560	1,475,699	1,507,425	260,317	10,418,835
Total	$3,250,204	$8,870,539	$6,356,839	$4,762,757	$2,944,099	$4,549,488	$8,541,074	$313,748	$39,588,748

($ in thousands)	December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,912,147	$1,477,740	$483,725	$245,594	$69,482	$245,615	$6,431,003	$29,487	$12,894,793
Criticized (accrual)	120,183	74,601	56,785	19,426	1,487	5,872	324,640	—	602,994
Criticized (nonaccrual)	2,125	25,267	22,240	18,787	4,964	1,592	58,964	—	133,939
Total C&I	4,034,455	1,577,608	562,750	283,807	75,933	253,079	6,814,607	29,487	13,631,726
CRE:
CRE:
Pass	2,296,649	2,402,136	2,310,748	1,328,251	732,694	1,529,681	173,267	19,064	10,792,490
Criticized (accrual)	47,459	63,654	43,447	98,259	2,094	80,662	—	—	335,575
Criticized (nonaccrual)	—	—	42,067	1,115	—	3,364	—	—	46,546
Total CRE	2,344,108	2,465,790	2,396,262	1,427,625	734,788	1,613,707	173,267	19,064	11,174,611
Multifamily residential:
Pass	783,671	783,589	479,959	411,945	181,213	348,751	5,895	—	2,995,023
Criticized (accrual)	—	735	22,330	6,101	264	5,877	—	—	35,307
Criticized (nonaccrual)	—	—	1,475	—	—	2,193	—	—	3,668
Total multifamily residential	783,671	784,324	503,764	418,046	181,477	356,821	5,895	—	3,033,998
Construction and land:
Pass	224,924	172,707	156,712	—	20,897	1,028	—	—	576,268
Criticized (accrual)	3,524	—	—	—	—	19,900	—	—	23,424
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Total construction and land	228,448	172,707	156,712	—	20,897	20,928	—	—	599,692
Total CRE	3,356,227	3,422,821	3,056,738	1,845,671	937,162	1,991,456	179,162	19,064	14,808,301
Total commercial	7,390,682	5,000,429	3,619,488	2,129,478	1,013,095	2,244,535	6,993,769	48,551	28,440,027
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,385,853	1,813,200	1,501,660	1,021,707	523,170	921,714	—	—	8,167,304
Criticized (accrual)	—	1,429	—	—	119	1,034	—	—	2,582
Criticized (nonaccrual) (1)	—	226	812	1,789	1,994	11,246	—	—	16,067
Total single-family residential mortgage	2,385,853	1,814,855	1,502,472	1,023,496	525,283	933,994	—	—	8,185,953
HELOCs:
Pass	1,131	880	2,879	5,363	8,433	13,475	1,328,919	225,810	1,586,890
Criticized (accrual)	—	—	200	—	996	—	1,328	606	3,130
Criticized (nonaccrual)	—	151	285	4,617	164	1,962	—	4,517	11,696
Total HELOCs	1,131	1,031	3,364	9,980	9,593	15,437	1,330,247	230,933	1,601,716
Total residential mortgage	2,386,984	1,815,886	1,505,836	1,033,476	534,876	949,431	1,330,247	230,933	9,787,669
Other consumer:
Pass	9,531	—	—	1,830	—	83,255	66,136	—	160,752
Criticized (accrual)	16	—	—	—	—	—	—	—	16
Criticized (nonaccrual)	—	—	—	2,491	—	—	—	—	2,491
Total other consumer	9,547	—	—	4,321	—	83,255	66,136	—	163,259
Total consumer	2,396,531	1,815,886	1,505,836	1,037,797	534,876	1,032,686	1,396,383	230,933	9,950,928
Total	$9,787,213	$6,816,315	$5,125,324	$3,167,275	$1,547,971	$3,277,221	$8,390,152	$279,484	$38,390,955

(1)As of March 31, 2021 and December 31, 2020, $647 thousand and $747 thousand of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a pass rating.

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three months ended March 31, 2021 and 2020, HELOCs totaling $44.3 million and $31.3 million, respectively, were converted to term loans. During the three months ended March 31, 2021 and 2020, there were no conversions of C&I revolving loans to term loans. Two CRE revolving loans of $5.0 million were converted to term loans during the three months ended March 31, 2021. There were no conversions of CRE revolving loans to term loans during the three months ended March 31, 2020.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. Payment deferral activities instituted in response to the COVID-19 pandemic could continue to delay the recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. The following table presents the aging analysis of total loans held-for-investment as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,923,524	$26,417	$5,633	$32,050	$125,536	$14,081,110
CRE:
CRE	11,473,405	5,688	33,807	39,495	50,134	11,563,034
Multifamily residential	3,061,822	—	—	—	4,693	3,066,515
Construction and land	439,354	—	—	—	19,900	459,254
Total CRE	14,974,581	5,688	33,807	39,495	74,727	15,088,803
Total commercial	28,898,105	32,105	39,440	71,545	200,263	29,169,913
Consumer:
Residential mortgage:
Single-family residential	8,493,416	9,827	2,748	12,575	18,296	8,524,287
HELOCs	1,735,692	1,769	834	2,603	10,877	1,749,172
Total residential mortgage	10,229,108	11,596	3,582	15,178	29,173	10,273,459
Other consumer	142,604	242	4	246	2,526	145,376
Total consumer	10,371,712	11,838	3,586	15,424	31,699	10,418,835
Total	$39,269,817	$43,943	$43,026	$86,969	$231,962	$39,588,748

($ in thousands)	December 31, 2020
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,488,070	$8,993	$724	$9,717	$133,939	$13,631,726
CRE:
CRE	11,127,690	375	—	375	46,546	11,174,611
Multifamily residential	3,028,512	1,818	—	1,818	3,668	3,033,998
Construction and land	579,792	19,900	—	19,900	—	599,692
Total CRE	14,735,994	22,093	—	22,093	50,214	14,808,301
Total commercial	28,224,064	31,086	724	31,810	184,153	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,156,645	9,911	2,583	12,494	16,814	8,185,953
HELOCs	1,583,968	2,922	3,130	6,052	11,696	1,601,716
Total residential mortgage	9,740,613	12,833	5,713	18,546	28,510	9,787,669
Other consumer	160,534	217	17	234	2,491	163,259
Total consumer	9,901,147	13,050	5,730	18,780	31,001	9,950,928
Total	$38,125,211	$44,136	$6,454	$50,590	$215,154	$38,390,955

(1)As of March 31, 2021 and December 31, 2020, the “Current Accruing Loans” balance of loans in payment deferral programs offered in response to the COVID-19 pandemic which are performing according to their modified terms are generally not considered delinquent.

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of March 31, 2021 and December 31, 2020. Nonaccrual loans may not have an allowance for credit losses if the loss expectation is zero as the loan balances are supported by the collateral value.

($ in thousands)	March 31, 2021	December 31, 2020
Commercial:
C&I	$63,312	$62,040
CRE:
CRE	49,137	45,537
Multifamily residential	3,578	2,519
Construction and land	19,900	—
Total CRE	72,615	48,056
Total commercial	135,927	110,096
Consumer:
Residential mortgage:
Single-family residential	6,014	6,013
HELOCs	7,353	8,076
Total residential mortgage	13,367	14,089
Other consumer	2,491	2,491
Total consumer	15,858	16,580
Total nonaccrual loans with no related allowance for loan losses	$151,785	$126,676

Foreclosed Assets

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $26.2 million in foreclosed assets as of March 31, 2021 compared with $19.7 million as of December 31, 2020. The Company commences the foreclosure process on consumer mortgage loans when a borrower becomes more than 120 days delinquent in accordance with Consumer Finance Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $5.8 million and $4.1 million as of March 31, 2021 and December 31, 2020, respectively. The Company has suspended certain mortgage foreclosure activities in connection with our actions to support our customers during the COVID-19 pandemic.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulty. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. Since March 2020, the Company has implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. These COVID-related modifications are generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those borrowers who would have otherwise moved into past due or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents the additions to TDRs for the three months ended March 31, 2021 and 2020:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended March 31,
	2021				2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$443	$433	$203	3	$16,604	$15,735	$98
Total	1	$443	$433	$203	3	$16,604	$15,735	$98

(1)Includes subsequent payments after modification and reflects the balance as of March 31, 2021 and 2020.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following table presents the TDR post-modification outstanding balances for the three months ended March 31, 2021 and 2020 by modification type:

($ in thousands)	Modification Type During the Three Months Ended March 31,
	2021			2020
	Principal (1)	Principal and Interest (2)	Total	Principal (1)	Principal and Interest (2)	Total
Commercial:
C&I	$433	$—	$433	$4,564	$11,171	$15,735
Total	$433	$—	$433	$4,564	$11,171	$15,735

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans for which a subsequent payment default occurred during the three months ended March 31, 2021, which had been modified as TDR within the previous 12 months of its default, and were still in default as of March 31, 2021. In comparison, there were no TDRs that experienced payment default after modifications within the previous 12 months during the three months ended March 31, 2020.

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2021
	Number of Loans	Recorded Investment
Commercial:
C&I	1	$11,538
Total	1	$11,538

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $2.2 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively.

Allowance for Credit Losses

The Company has an allowance framework under ASU 2016-13 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

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

The process of the allowance for credit losses involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures share risk characteristics with other similar exposures, and as a result are collectively evaluated. The collectively evaluated loans cover performing risk-rated loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. The individually assessed loans cover loans modified in a TDR, collateral-dependent loans, as well as, risk-rated loans that have been placed on nonaccrual status.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses many different risk factors that we consider in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

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

Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance, if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:

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

The magnitude of the impact of these factors on the Company’s qualitative assessment of the allowance for credit losses changes from period to period according to changes made by management in its assessment of these factors. The extent to which these factors change may be dependent on whether they are already reflected in quantitative loss estimates during the current period and the extent changes in these factors diverge from period to period. For the three months ended March 31, 2021 and 2020, there were no changes to the reasonable and supportable forecast period and reversion to historical loss experience method.

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

Qualitative Allowance for Collectively Evaluated Loans — While the Company’s allowance methodologies strive to reflect all relevant credit risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between expected and actual outcomes. The Company may hold additional qualitative reserves that are designed to provide coverage for losses attributable to such risk. The allowance for loan losses as of March 31, 2021 and December 31, 2020 also included qualitative adjustments for certain industry sectors, such as oil & gas, included as part of the C&I loan portfolio.

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

Collateral-Dependent Loans — When a loan is collateral dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2021, collateral-dependent commercial and consumer loans totaled $99.9 million and $16.6 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $97.2 million and $17.3 million as of December 31, 2020, respectively. The Company's commercial collateral-dependent loans were secured by real estate or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both March 31, 2021 and December 31, 2020, the collateral value of the properties securing each of these collateral-dependent loans, net of selling costs, exceeded the recorded value of the individual loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2021 and 2020:

($ in thousands)		Three Months Ended March 31, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
Provision for (reversal of) credit losses on loans	(a)	3,839	(10,277)	(1,391)	8,592	376	22	(113)	1,048
Gross charge-offs		(8,436)	(7,195)	(17)	(71)	(134)	(45)	(1)	(15,899)
Gross recoveries		760	80	1,242	329	77	3	2	2,493
Total net (charge-offs) recoveries		(7,676)	(7,115)	1,225	258	(57)	(42)	1	(13,406)
Foreign currency translation adjustment		(119)	—	—	—	—	—	—	(119)
Allowance for loan losses, end of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506

($ in thousands)		Three Months Ended March 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	60,618	11,435	1,281	1,482	1,700	412	(2,272)	74,656
Gross charge-offs		(11,977)	(954)	—	—	—	—	(26)	(12,957)
Gross recoveries		1,575	9,660	535	21	265	2	1	12,059
Total net (charge-offs) recoveries		(10,402)	8,706	535	21	265	2	(25)	(898)
Foreign currency translation adjustment		(200)	—	—	—	—	—	—	(200)
Allowance for loan losses, end of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003

The following table summarizes the activities in the allowance for unfunded credit commitments for the three months ended March 31, 2021 and 2020:

($ in thousands)		Three Months Ended March 31,
		2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$33,577	$11,158
Impact of ASU 2016-13 adoption		—	10,457
Reversal of credit losses on unfunded credit commitments	(b)	(1,048)	(786)
Allowance for unfunded credit commitments, end of period		32,529	20,829
Provision for credit losses	(a) + (b)	$—	$73,870

The allowance for credit losses as of March 31, 2021 was $640.0 million, a decrease of $13.6 million compared with $653.6 million as of December 31, 2020. The decrease in the allowance for credit losses was comprised of a net decrease of $12.5 million in the allowance for loan losses and a $1.1 million decrease in the allowance for unfunded credit commitments. The improved macroeconomic outlook resulted in an overall decrease in the required allowance for credit losses as of March 31, 2021, and no provision for credit losses was recorded for the three months ended March 31, 2021. The Company uses a multi-scenario approach in calculating the allowance for loan losses and applies management judgment to add qualitative factors for the impact of the COVID-19 pandemic on industry and CRE sectors that are affected by the pandemic.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

Loans Held-for-Sale

As of March 31, 2021, the Company had no loans held-for-sale. As of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans purchased for the held-for-investment portfolio, loans sold and loans transferred during the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$125,840	$20,032	$—	$—	$145,872
Sales (2)(3)(4)	$125,879	$20,032	$—	$7,506	$153,417
Purchases (5)	$178,678	$—	$370	$131,800	$310,848

($ in thousands)	Three Months Ended March 31, 2020
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$102,973	$7,250	$—	$—	$110,223
Sales (2)(3)(4)	$102,973	$7,250	$—	$4,642	$114,865
Purchases (5)	$130,583	$—	$1,513	$1,084	$133,180

(1)Includes write-downs of $39 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2021. There were no write-downs for the three months ended March 31, 2020.
(2)Includes originated loans sold of $131.0 million and $114.9 million for the three months ended March 31, 2021 and 2020, respectively. Originated loans sold consisted primarily of C&I loans for both periods.
(3)Includes $22.4 million of purchased loans sold in the secondary market for the three months ended March 31, 2021. There were no purchased loans sold in the secondary market for the three months ended March 31, 2020.
(4)Net gains on sales of loans were $1.8 million and $950 thousand for the three months ended March 31, 2021 and 2020, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Investments in qualified affordable housing partnerships, net	$284,862	$213,555
Accrued expenses and other liabilities — Unfunded commitments	$142,103	$77,444

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Tax credits and other tax benefits recognized	$11,028	$11,031
Amortization expense included in income tax expense	$8,712	$8,384

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Investments in tax credit and other investments, net	$361,438	$266,525
Accrued expenses and other liabilities — Unfunded commitments	$192,644	$105,282

Amortization of tax credit and other investments was $25.4 million and $18.8 million for the three months ended March 31, 2021 and 2020, respectively.

The Company held equity securities that are mutual funds with readily determinable fair values of $26.7 million and $31.3 million, as of March 31, 2021 and December 31, 2020, respectively. The Company invested in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in net income. For these investments, the Company recorded a $497 thousand unrealized loss compared to a $38 thousand unrealized gain during the three months ended March 31, 2021 and 2020, respectively. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $27.2 million and $23.7 million as of March 31, 2021 and December 31, 2020, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three months ended March 31, 2021 and 2020, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges are recorded within Amortization of tax credit and other investments, net on the Consolidated Statement of Income. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. For the three months ended March 31, 2021, the Company recorded an impairment recovery of $374 thousand related to one historic tax credit and recorded no OTTI charge within Amortization of tax credit and other investments on the Consolidated Statement of Income. In comparison, the Company recorded an impairment recovery of $150 thousand related to one historic tax credit and recorded no OTTI charge for the three months ended March 31, 2020.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top 3 investment grade-rated tranches issued by the CLO, for which the total carrying amount was $291.5 million and $287.5 million as of March 31, 2021 and December 31, 2020, respectively.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both March 31, 2021 and December 31, 2020. The Company’s annual goodwill impairment testing is performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Additional information pertaining to our accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2020 Form 10-K. The Company completed an annual goodwill impairment testing as of December 31, 2020, and determined there was no goodwill impairment.

As of March 31, 2021, while COVID-19 cases have begun to ease from the January 2021 peak, the spread of new, more contagious variants could impact the magnitude and duration of this health crisis. However, ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus, could accelerate the macroeconomic recovery. The Company conducted a qualitative interim impairment test as of March 31, 2021, and concluded goodwill was not impaired. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2021 and 2020.

Core Deposit Intangibles

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(80,454)	(79,722)
Net carrying balance (1)	$5,645	$6,377

(1)Excludes fully amortized core deposit intangible assets.

There were no impairment write-downs of the core deposit intangibles for the three months ended March 31, 2021 and 2020.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $732 thousand and $953 thousand for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of March 31, 2021:

($ in thousands)	Amount
Remainder of 2021	$2,017
2022	1,865
2023	1,199
2024	553
2025	11
Total	$5,645

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial and standby letters of credits (“SBLCs”).

The following table presents the Company’s credit-related commitments as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 30, 2021					December 31, 2020
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,090,244	$1,943,216	$638,815	$172,171	$5,844,446	$5,690,917
Commercial letters of credit and SBLCs	1,263,991	398,670	166,496	513,202	2,342,359	2,240,813
Total	$4,354,235	$2,341,886	$805,311	$685,373	$8,186,805	$7,931,730

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of March 31, 2021, total letters of credit of $2.34 billion consisted of SBLCs of $2.22 billion and commercial letters of credit of $125.0 million. As of December 31, 2020, total letters of credit of $2.24 billion consisted of SBLCs of $2.12 billion and commercial letters of credit of $124.9 million.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $32.4 million and $33.5 million as of March 31, 2021 and December 31, 2020, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse percentage of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of March 31, 2021 and December 31, 2020:

($ in thousands)	Maximum Potential Future Payments					Carrying Value
	March 31, 2021				December 31, 2020	March 31, 2021	December 31, 2020
	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$392	$369	$9,525	$10,286	$10,526	$10,286	$10,526
Multi-family residential loans sold or securitized with recourse	195	—	14,995	15,190	15,672	25,117	26,619
Total	$587	$369	$24,520	$25,476	$26,198	$35,403	$37,145

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $83 thousand and $88 thousand as of March 31, 2021 and December 31, 2020, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more, than the amounts accrued.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2021 and December 31, 2020, these commitments were $334.7 million and $182.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. Stock options have not been issued during the last three years and no stock options were outstanding as of both March 31, 2021 and December 31, 2020.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (deficiencies) associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020
Stock compensation costs	$7,817	$7,209
Related net tax benefits (deficiencies) for stock compensation plans	$1,620	$(1,566)

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs are settled in cash. Dividend are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of specified performance goals referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years.

Compensation costs are calculated using the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. For performance-based RSUs, the compensation costs are based on grant date fair value which considers both performance and market conditions, and is subject to subsequent adjustments based on the Company’s outcome of meeting the performance criteria at the end of performance period. Compensation costs of both time-based and performance-based awards are estimated based on awards ultimately expected to vest, and are recognized net of estimated forfeitures on a straight-line basis from the grant date until the vesting date of each grant. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional information.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the three months ended March 31, 2021. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2021	1,345,635	$50.22	398,057	$53.66
Granted	374,875	71.40	91,960	77.67
Vested	(275,503)	67.30	(120,286)	70.13
Forfeited	(26,369)	60.94	—	—
Outstanding, March 31, 2021	1,418,638	$52.30	369,731	$54.28

The following table presents a summary of the activities for the Company’s time-based RSUs that will be vested in cash for the three months ended March 31, 2021:

Shares
Outstanding, January 1, 2021	21,802
Granted	15,803
Vested	—
Forfeited	(4,075)
Outstanding, March 31, 2021	33,530

As of March 31, 2021, there were $37.0 million and $22.1 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.21 years and 2.29 years, respectively.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2021 and 2020. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended March 31,
	2021	2020
Basic:
Net income	$204,994	$144,824
Basic weighted-average number of shares outstanding	141,646	144,814
Basic EPS	$1.45	$1.00
Diluted:
Net income	$204,994	$144,824
Basic weighted-average number of shares outstanding	141,646	144,814
Diluted potential common shares (1)	1,198	471
Diluted weighted-average number of shares outstanding (1)	142,844	145,285
Diluted EPS	$1.44	$1.00

(1)Includes dilutive shares from RSUs for the three months ended March 31, 2021 and 2020.

For the three months ended March 31, 2021 and 2020, 140 thousand and 328 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock, and the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the three months ended March 31, 2021.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2021 and 2020:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2020	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	28,530	—	(2,164)	26,366
Amounts reclassified from AOCI	(1,077)	—	—	(1,077)
Changes, net of tax	27,453	—	(2,164)	25,289
Balance, March 31, 2020	$25,034	$—	$(18,153)	$6,881
Balance, January 1, 2021	$52,247	$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(133,313)	305	(1,349)	(134,357)
Amounts reclassified from AOCI	(135)	127	—	(8)
Changes, net of tax	(133,448)	432	(1,349)	(134,365)
Balance, March 31, 2021	$(81,201)	$(798)	$(8,041)	$(90,040)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021			2020
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized (losses) gains arising during the period	$(189,276)	$55,963	$(133,313)	$40,493	$(11,963)	$28,530
Net realized (gains) reclassified into net income (1)	(192)	57	(135)	(1,529)	452	(1,077)
Net change	(189,468)	56,020	(133,448)	38,964	(11,511)	27,453
Cash flow hedges:
Net unrealized gains arising during the period	426	(121)	305	—	—	—
Net realized losses reclassified into net income (2)	177	(50)	127	—	—	—
Net change	603	(171)	432	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(1,309)	(40)	(1,349)	(1,766)	(398)	(2,164)
Net change	(1,309)	(40)	(1,349)	(1,766)	(398)	(2,164)
Other comprehensive (loss) income	$(190,174)	$55,809	$(134,365)	$37,198	$(11,909)	$25,289

(1)For the three months ended March 31, 2021 and 2020, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the three months ended March 31, 2021 and 2020, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

Note 14 — Business Segments

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

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction and land loans, affordable housing loans and letters of credit, asset-based lending and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

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

The corporate treasury function within the Other segment is responsible for the Company’s liquidity and interest rate management. The Company’s internal FTP process is also managed by the corporate treasury function within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2021 and 2020:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2021
Net interest income before (reversal of) provision for credit losses	$149,899	$177,092	$26,704	$353,695
(Reversal of) provision for credit losses	(4,249)	4,249	—	—
Noninterest income	20,828	50,010	2,028	72,866
Noninterest expense	89,286	69,257	32,534	191,077
Segment income (loss) before income taxes	85,690	153,596	(3,802)	235,484
Segment net income	$61,378	$110,080	$33,536	$204,994
As of March 31, 2021
Segment assets	$14,147,094	$27,222,272	$15,504,780	$56,874,146

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2020
Net interest income before provision for credit losses	$152,591	$183,501	$26,615	$362,707
Provision for credit losses	7,788	66,082	—	73,870
Noninterest income	16,402	32,456	6,648	55,506
Noninterest expense	86,964	70,126	23,243	180,333
Segment income before income taxes	74,241	79,749	10,020	164,010
Segment net income	$53,195	$57,131	$34,498	$144,824
As of March 31, 2020
Segment assets	$11,894,691	$26,412,726	$7,641,128	$45,948,545

Note 15 — Subsequent Events

On April 22, 2021, the Company’s Board of Directors declared second quarter 2021 cash dividends for the Company’s common stock. The common stock cash dividend of $0.33 per share is payable on May 17, 2021 to stockholders of record as of May 3, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 26, 2021 (the “Company’s 2020 Form 10-K”).

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a strong focus on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through three business segments: Consumer and Business Banking, Commercial Banking, and Other (which includes the remaining operations). The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of March 31, 2021, the Company had $56.87 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2020 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term shareholder value by executing on the fundamentals of growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return measures. This focus guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate and the infrastructure we build to help our customers conduct businesses. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. On an ongoing basis, we invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while appropriately managing operating expenses. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Coronavirus Disease 2019 Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic has caused significant disruption around the world, as well as economic and financial market deterioration. The economic and operating conditions caused by the COVID-19 pandemic have created financial difficulties for many of the Company’s commercial and consumer customers. As a result, some borrowers may not be able to satisfy their obligations to us. As many of the Company’s loans are secured by real estate, a potential decline in the real estate markets could also negatively impact the Company’s business, financial condition and the credit quality of the Company’s loan portfolio. We do not know and cannot quantify all of the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition and results of operations, as well as our regulatory capital and liquidity ratios, in 2021. The impact will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic; actions taken by governmental authorities and other third parties in response to the pandemic, including vaccinations; the effect on our customers and employees; and the effect on the economy and markets. While COVID-19 cases have begun to ease during the first quarter of 2021, the spread of new, more contagious variants could impact the magnitude and duration of this health crisis. However, ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus measures, could accelerate the macroeconomic recovery.

Regulatory Developments Relating to the COVID-19 Pandemic

Coronavirus Aid, Relief, and Economic Security Act — The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020 to lessen the economic impact of the COVID-19 pandemic on individuals, businesses and local economies. The CARES Act initiatives included extended unemployment benefits, mortgage forbearance, the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) and funding, and authorization for the Main Street Lending Program (“MSLP”). The Company participated in the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) MSLP and funded $233.6 million in MSLP loans as of December 31, 2020. The related Main Street special purpose vehicle purchased participations in these loans amounting to $221.9 million or 95% of the total amount of MSLP loans funded as of March 31, 2021. The MSLP was terminated on January 8, 2021 and the Company did not further participate in the program during the first quarter of 2021. The CARES Act also required mortgage servicers to grant, on a borrower’s request, forbearance for up to 180 days (which could be extended for up to another 180 days) on a federally-backed single-family mortgage loan or forbearance up to 30 days (which could be extended for two additional 30-day periods) on a federally-backed multifamily mortgage loan, when the borrowers experience financial hardship due to the COVID-19 pandemic.

In response to the continued market disruption and economic impact of the COVID-19 pandemic, the Consolidated Appropriations Act, 2021 (“CAA”) enacted on December 27, 2020, contained a number of provisions that affect banking organizations. Among other things, the CAA provided additional funding to the PPP in early January 2021, expanded eligibility of businesses for the PPP, extended the PPP to March 31, 2021, and allowed eligible borrowers to obtain a second PPP loan (“second draw”) up to a maximum amount of $2.0 million. The SBA pays the originating bank a processing fee ranging from 3% to 5% based on the size of the loans. Second draw PPP borrowers are eligible for loan forgiveness on the same terms as the first draw borrowers. The CAA also simplified the loan forgiveness process for first and second draw borrowers with PPP loans of $150,000 or less. The PPP for first draw loans reopened in January 2021. The SBA also started allowing certain eligible borrowers, who previously received a PPP loan to apply for a second draw PPP with the same general terms as their first draw PPP loan and an extended maturity date of five years.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) to provide additional relief for individuals and businesses affected by the COVID-19 pandemic, including additional funding for the PPP, expansion of eligibility criteria for both first and second draw PPP loans and revision of the exclusions from payroll costs for purposes of loan forgiveness. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021.

Paycheck Protection Program — The PPP provides forgivable loans to businesses in order to keep their employees on the payroll and make certain other eligible payments. PPP loans carry an interest rate of 1%. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount and any accrued interest on the loans are eligible to be forgiven in whole or in part, if certain conditions are met, at which point the SBA will pay the bank that originated the PPP loan the forgiven amount. The Company is a participant in the PPP and elected to extend the application deadline to May 31, 2021. As of March 31, 2021, the Company had approximately 8,300 PPP loans outstanding with balances totaling $2.07 billion, which were recorded in the commercial and industrial (“C&I”) portfolio. During the first quarter of 2021, the Company funded 5,075 new PPP loans totaling $828.2 million. Related to the PPP loans made in 2020, as of May 6, 2021, the Company had submitted and received SBA approval for the forgiveness of approximately 5,300 PPP loan applications, totaling $647.5 million.

Other U.S. Government Facilities and Programs — During the second quarter of 2020, the Federal Reserve established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to allow eligible lenders to facilitate lending under the SBA’s PPP, taking PPP loans as collateral. The Company participated in the PPPLF during 2020, borrowing $1.44 billion, which it repaid in full in October 2020. As of both March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the PPPLF.

Loan Modifications — The CARES Act and related guidance from the federal banking agencies provide financial institutions the option to temporarily suspend requirements under generally accepted accounting principles (“GAAP”) related to the classification of certain loan modifications as troubled debt restructurings (“TDRs”) to account for the current and anticipated effects of the COVID-19 pandemic. The CARES Act, as amended by the CAA, specified that COVID-19 related loan modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) January 1, 2022, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers that were current prior to any relief are not TDRs under Accounting Standards Codification (“ASC”) Subtopic 310-40, “Troubled Debt Restructuring by Creditors.” These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. We have granted loan modifications to our customers in the form of maturity extensions, payment deferrals and forbearance. For a summary of the loans that we have modified in response to the COVID-19 pandemic, please refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Risk Management — Credit Risk Management in this Quarterly Report on Form 10-Q (“this Form 10-Q”).

Our Response to the COVID-19 Pandemic

In response to the pandemic, the Company has implemented protocols and processes to execute its business continuity plans to help protect its employees and support its customers. The Company is managing its response to the COVID-19 pandemic according to its Enterprise Business Continuity Policy, which invokes centralized management of the crisis event and the integration of its response. The CEO and key members of the Company’s management team meet regularly with senior executives to help drive decisions, communication and consistency of response across all businesses and functions. In addition, we have implemented measures to assist our employees and customers as discussed below:

•Employees:
The majority of the Company’s employees are able to work from home. The Company continues to evaluate its continuity plans and work-from-home strategy to best protect the health and safety of its employees, and the Company has developed workplace re-entry plans with proper protocols. For employees with jobs that are required to be performed on-site, we have taken significant actions to ensure employee safety by providing personal protection equipment, adopting social distancing measures, placing visual safety reminders related to social distancing, implementing an enhanced cleaning program, installing plexiglass panels, requiring temperature screenings and the wearing of masks for all employees.
•Customers:
We assisted our commercial, consumer and small business clients affected by the COVID-19 pandemic through payment deferrals, suspension of foreclosures on certain residential mortgage loans and participation in the SBA PPP and the MSLP. We intend to evaluate participation in additional new government-sponsored programs, as they are established. In addition, the Company continues to make a wide range of banking services accessible to customers through mobile and other digital channels to reduce the need for in-person branch visits.

Impact on our Financial Position and Results of Operations — Our financial position and results of operations are sensitive to the ability of our customers to meet their loan obligations, the availability of our workforce and the decline in the value of assets which we hold. While its effects continue to materialize, the COVID-19 pandemic has resulted in a significant decrease in commercial activity throughout our operating footprint. This decrease in commercial activity has caused and may continue to cause our customers to be unable to meet existing payment or other obligations to us. Despite the financial impact of the COVID-19 pandemic, we maintained solid profitability for the first quarter of 2021, earning a 1.50% return on average assets (“ROA”) and a 15.57% return on average equity (“ROE”). Our capital ratios are strong, and we remain well-positioned from a liquidity perspective, enabling us to weather adverse economic scenarios while continuing to support our customers and invest in our business.

For additional information, see Item 2. MD&A — Risk Management — Credit Risk Management and — Liquidity Risk Management, and — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in Part I, Item 1A — Risk Factors of the Company’s 2020 Form 10-K.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Summary of operations:
Net interest income before provision for credit losses (1)	$353,695	$346,581	$362,707
Noninterest income	72,866	69,832	55,506
Total revenue	426,561	416,413	418,213
Provision for credit losses	—	24,340	73,870
Noninterest expense (2)	191,077	178,651	180,333
Income before income taxes	235,484	213,422	164,010
Income tax expense (3)	30,490	49,338	19,186
Net income (1)(2)(3)	$204,994	$164,084	$144,824
Per common share:
Basic earnings	$1.45	$1.16	$1.00
Diluted earnings	$1.44	$1.15	$1.00
Dividends declared	$0.33	$0.28	$0.28
Book value	$37.26	$37.22	$34.67
Non-GAAP tangible common equity per share (4)	$33.90	$33.85	$31.27
Weighted-average number of shares outstanding:
Basic	141,646	141,564	144,814
Diluted	142,844	142,529	145,285
Common shares outstanding at period-end	141,843	141,565	141,435
Performance metrics:
ROA	1.50%	1.24%	1.30%
ROE	15.57%	12.45%	11.60%
Return on average non-GAAP tangible equity (4)	17.17%	13.77%	12.93%
Total average equity to total average assets	9.60%	9.99%	11.22%
Common dividend payout ratio	23.11%	24.00%	27.95%
Net interest margin	2.71%	2.77%	3.44%
Efficiency ratio (5)	44.79%	42.90%	43.12%
Non-GAAP efficiency ratio (4)	38.68%	39.76%	38.40%
At period end:
Total assets	$56,874,146	$52,156,913	$45,948,545
Interest earning assets	$54,400,035	$49,716,029	$43,475,811
Total loans (6)	$39,588,748	$38,392,743	$35,894,987
Available-for-sale (“AFS”) debt securities	$7,789,213	$5,544,658	$3,695,943
Total deposits	$49,547,136	$44,862,752	$38,686,958
Long-term debt	$147,445	$147,376	$147,169
Federal Home Loan Bank (“FHLB”) advances	$653,035	$652,612	$646,336
Stockholders’ equity (7)	$5,285,027	$5,269,175	$4,902,985
Non-GAAP tangible common equity (4)	$4,808,179	$4,791,579	$4,422,519
Head count (full-time equivalent)	3,180	3,214	3,285
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.7%	12.7%	12.4%
Tier 1 capital	12.7%	12.7%	12.4%
Total capital	14.3%	14.3%	13.9%
Tier 1 leverage capital	9.1%	9.4%	10.2%
Total stockholders’ equity to total assets	9.3%	10.1%	10.7%
Non-GAAP tangible common equity to tangible assets (4)	8.5%	9.3%	9.7%

(1)Included $15.0 million and $14.2 million of interest income related to PPP loans for the first quarter of 2021 and fourth quarter of 2020, respectively.
(2)Fourth quarter 2020 included $10.7 million in recoveries related to DC Solar and affiliates (“DC Solar”) tax credit investments, of which $1.1 million was recorded as an impairment recovery.
(3)Included $5.1 million of uncertain tax position related to DC Solar for the fourth quarter of 2020.
(4)For a discussion of non-GAAP tangible common equity per share, return on average non-GAAP tangible equity, non-GAAP efficiency ratio, non-GAAP tangible common equity and non-GAAP tangible common equity to tangible assets, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(5)The efficiency ratio is noninterest expense divided by total revenue.
(6)Includes $2.07 billion and $1.57 billion of PPP loans as of March 31, 2021 and December 31, 2020, respectively.
(7)On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the modified retrospective approach. The Company recorded a $125.2 million increase to allowance for loan losses and $98.0 million after-tax decrease to opening retained earnings as of January 1, 2020.

Financial Review

Noteworthy items about the Company’s performance for the first quarter of 2021 included:

•Earnings: First quarter 2021 net income was $205.0 million, or $1.44 per diluted share, compared with first quarter 2020 net income of $144.8 million, or $1.00 per diluted share, an increase of $60.2 million or 42%. The increase was primarily due to no provision for credit losses in the first quarter of 2021 and an increase in noninterest income, partially offset by increases in income tax expense and noninterest expense, and lower net interest income.

•Net Interest Income and Net Interest Margin: First quarter 2021 net interest income before provision for credit losses was $353.7 million, a decrease of $9.0 million or 2%, compared with first quarter 2020 net interest income of $362.7 million. First quarter 2021 net interest margin was 2.71%, a decrease of 73 basis points from 3.44% for the first quarter of 2020. The net interest income and net interest margin decreases reflect the current low interest rate environment with the upper limit of the federal funds target range of 0.25%; the federal funds rate was cut by 150 basis points in March 2020.

•Provision for Credit Losses: During the first quarter of 2021, the Company did not record a provision for credit losses, compared with a provision of $73.9 million for the first quarter of 2020. The year-over-year change in the provision for credit losses was primarily due to an improved macroeconomic outlook as compared with the first quarter of 2020. First quarter 2021 net charge-offs were $13.4 million or annualized 0.14% of average loans held-for-investment, compared with $898 thousand or annualized 0.01% of average loans held-for-investment, for the first quarter of 2020.

•Tax: Income tax expense was $30.5 million and the effective tax rate was 12.9% for the first quarter of 2021, compared with income tax expense of $19.2 million and an effective tax rate of 11.7% for the first quarter of 2020.

•Profitability: First quarter 2021 ROA was 1.50%, compared with 1.30% for the first quarter of 2020. First quarter 2021 ROE was 15.57%, compared with 11.60% for the first quarter of 2020.

•Total Assets: As of March 31, 2021, total assets were $56.87 billion, an increase of $4.71 billion or 9% from $52.16 billion as of December 31, 2020, primarily due to purchases of AFS debt securities, loan growth, and an increase in assets purchased under resale agreements (“resale agreements”).

•Loans: Total loans were $39.59 billion as of March 31, 2021, an increase of $1.20 billion or 3% from $38.39 billion as of December 31, 2020. Loan growth was well-diversified across each of the Company’s major loan portfolios, with increases from C&I, driven by PPP loan funding, commercial real estate (“CRE”) and residential mortgage.

•Total Liabilities: As of March 31, 2021, total liabilities were $51.59 billion, an increase of $4.70 billion or 10% from $46.89 billion as of December 31, 2020, primarily due to deposit growth.

•Deposits: Total deposits were $49.55 billion as of March 31, 2021, an increase of $4.69 billion or 10% from $44.86 billion as of December 31, 2020. Growth was primarily driven by noninterest-bearing demand deposits, money market accounts and interest-bearing checking.

•Allowance for Loan Losses: The allowance for loan losses was $607.5 million or 1.53% of loans held-for-investment as of March 31, 2021, compared with $620.0 million or 1.61% of loans held-for-investment as of December 31, 2020.

•Asset Quality Metrics: As of March 31, 2021, criticized loans totaled $1.22 billion or 3.07% of loans held-for-investment, compared with the same amount of $1.22 billion or 3.17% of loans held-for-investment as of December 31, 2020. Nonperforming assets were $258.1 million or 0.45% of total assets as of March 31, 2021, compared with $234.9 million or 0.45% of total assets as of December 31, 2020.

•Capital Levels: Our capital levels are strong. As of March 31, 2021, all of the Company’s and the Bank’s regulatory capital ratios were well above the regulatory requirements to be considered well-capitalized. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital.

•Capital Return: The quarterly cash common stock dividend for the first quarter of 2021 was $0.33 per share, an increase of $0.055 or 20% from $0.275 per share for the first quarter of 2020. The Company returned $47.4 million in cash dividends to stockholders during the first quarter of 2021, compared with $40.5 million during the first quarter of 2020.

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

First quarter 2021 net interest income was $353.7 million, a decrease of $9.0 million or 2%, compared with $362.7 million for the first quarter of 2020. The year-over-year decline in net interest income was due to a decrease in interest-earning asset yields, which reflected significantly lower benchmark interest rates, partially offset by a decrease in the cost of funds. First quarter 2021 net interest margin was 2.71%, a decrease of 73 basis points from 3.44% for the first quarter of 2020. The upper limit of the federal funds target range was 0.25% in the first quarter of 2021; the federal funds rate was cut by 150 basis points in March 2020.

Average interest-earning assets was $52.85 billion for the first quarter of 2021, an increase of $10.49 billion or 25% from $42.36 billion for the first quarter of 2020. This was primarily driven by growth in average loans, average AFS debt securities, and average interest-bearing cash and deposits with banks, which increased by $3.58 billion, $3.19 billion and $3.14 billion, respectively.

The yield on average interest-earning assets for the first quarter of 2021 was 2.93%, a decrease of 133 basis points from 4.26% for the first quarter of 2020. The year-over-year change reflected yield compression for all earning asset categories, in response to the drop in benchmark interest rate at the end of the first quarter 2020. The average loan yield for the first quarter of 2021 was 3.58%, a decrease of 113 basis points from 4.71% for the first quarter of 2020. Approximately 64% and 69% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of March 31, 2021 and 2020, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average total deposits were $47.85 billion for the first quarter of 2021, an increase of $10.38 billion or 28% from $37.47 billion for the first quarter of 2020. Average noninterest-bearing demand deposits were $18.09 billion for the first quarter of 2021, an increase of $6.96 billion or 63% from $11.12 billion for the first quarter of 2020. Average interest-bearing deposits were $29.76 billion for the first quarter of 2021, an increase of $3.41 billion or 13% from $26.35 billion for the first quarter of 2020. Due to the strong growth in average noninterest-bearing deposits, the share of noninterest-bearing demand deposits increased to 38% of average total deposits in the first quarter of 2021, compared with 30% in the same period of 2020.

The average cost of funds was 0.23% for the first quarter of 2021, a decrease of 67 basis points from 0.90% for the first quarter of 2020. The decrease in the average cost of funds primarily reflected the changed interest rate environment. The average cost of interest-bearing deposits was 0.30% for the first quarter of 2021, a decrease of 87 basis points from 1.17% for the first quarter of 2020. Other sources of funding included in the calculation of the average cost of funds primarily consist of FHLB advances, assets sold under repurchase agreements (“repurchase agreements”), long-term debt and short-term borrowings.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$6,117,799	$3,632	0.24%	$2,973,006	$11,108	1.50%
Resale agreements (2)	1,461,900	6,099	1.69%	882,142	5,625	2.56%
AFS debt securities (3)(4)	6,459,875	29,100	1.83%	3,274,740	20,142	2.47%
Loans (5)(6)	38,729,307	342,008	3.58%	35,153,968	411,869	4.71%
Restricted equity securities	83,164	547	2.67%	78,675	446	2.28%
Total interest-earning assets	$52,852,045	$381,386	2.93%	$42,362,531	$449,190	4.26%
Noninterest-earning assets:
Cash and due from banks	580,277			510,512
Allowance for loan losses	(618,589)			(492,297)
Other assets	2,780,550			2,374,763
Total assets	$55,594,283			$44,755,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,393,034	$4,214	0.27%	$5,001,672	$10,246	0.82%
Money market deposits	11,573,847	4,711	0.17%	9,013,381	22,248	0.99%
Savings deposits	2,674,476	1,741	0.26%	2,076,270	1,817	0.35%
Time deposits	9,112,662	11,156	0.50%	10,264,007	42,092	1.65%
Short-term borrowings	4,703	42	3.62%	59,978	556	3.73%
FHLB advances	652,758	3,069	1.91%	693,357	4,166	2.42%
Repurchase agreements (2)	300,000	1,978	2.67%	332,417	3,991	4.83%
Long-term debt and finance lease liabilities	152,088	780	2.08%	152,259	1,367	3.61%
Total interest-bearing liabilities	$30,863,568	$27,691	0.36%	$27,593,341	$86,483	1.26%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	18,093,696			11,117,710
Accrued expenses and other liabilities	1,298,921			1,022,453
Stockholders’ equity	5,338,098			5,022,005
Total liabilities and stockholders’ equity	$55,594,283			$44,755,509
Interest rate spread			2.57%			3.00%
Net interest income and net interest margin		$353,695	2.71%		$362,707	3.44%

(1)Annualized.
(2)Average balances of resale and repurchase agreements for the first quarter of 2020 have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 1.69% and 2.50% for the first quarters of 2021 and 2020, respectively. The weighted-average interest rates of gross repurchase agreements were 2.67% and 4.10% for the first quarters of 2021 and 2020, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $19.0 million and $3.3 million for the first quarters of 2021 and 2020, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $13.9 million and $8.0 million for the first quarters of 2021 and 2020, respectively.

The following table summarizes the extent to which changes in (1) interest rates, and (2) volume of average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average rate.

($ in thousands)	Three Months Ended March 31,
	2021 vs. 2020
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(7,476)	$6,146	$(13,622)
Resale agreements	474	2,814	(2,340)
AFS debt securities	8,958	15,293	(6,335)
Loans	(69,861)	37,560	(107,421)
Restricted equity securities	101	25	76
Total interest and dividend income	$(67,804)	$61,838	$(129,642)
Interest-bearing liabilities:
Checking deposits	$(6,032)	$2,245	$(8,277)
Money market deposits	(17,537)	4,893	(22,430)
Savings deposits	(76)	442	(518)
Time deposits	(30,936)	(4,278)	(26,658)
Short-term borrowings	(514)	(499)	(15)
FHLB advances	(1,097)	(238)	(859)
Repurchase agreements	(2,013)	(361)	(1,652)
Long-term debt and finance lease liabilities	(587)	(2)	(585)
Total interest expense	$(58,792)	$2,202	$(60,994)
Change in net interest income	$(9,012)	$59,636	$(68,648)

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020	Change from 2020
			$	%
Lending fees	$18,357	$15,773	$2,584	16%
Deposit account fees	15,383	10,447	4,936	47%
Interest rate contracts and other derivative income	16,997	7,073	9,924	140%
Foreign exchange income	9,526	7,819	1,707	22%
Wealth management fees	6,911	5,353	1,558	29%
Net gains on sales of loans	1,781	950	831	87%
Gains on sales of AFS debt securities	192	1,529	(1,337)	(87)%
Other investment income	925	3,378	(2,453)	(73)%
Other income	2,794	3,184	(390)	(12)%
Total noninterest income	$72,866	$55,506	$17,360	31%

Noninterest income comprised 17% and 13% of total revenue for the first quarters of 2021 and 2020, respectively. First quarter of 2021 noninterest income was $72.9 million, an increase of $17.4 million or 31%, compared with $55.5 million for the same period in 2020. The increase was primarily due to interest rate contracts and other derivative income, deposit account fees, and lending fees, partially offset by a decrease in other investment income.

Lending fees were $18.4 million for the first quarter of 2021, an increase of $2.6 million or 16%, compared with $15.8 million for the same period in 2020. The increase was primarily due to an increase in letter of credit issuance fees.

Deposit account fees were $15.4 million for the first quarter of 2021, an increase of $5.0 million or 47%, compared with $10.4 million for the same period in 2020. The increase was primarily due to an increase in customer-driven transactions.

Interest rate contracts and other derivative income was $17.0 million for the first quarter of 2021, an increase of $9.9 million or 140%, compared with $7.1 million for the same period in 2020. The increase was primarily due to favorable credit valuation adjustments, partially offset by lower transaction volumes.

Other investment income was $925 thousand for the first quarter of 2021, a decrease of $2.5 million or 73%, compared with $3.4 million for the same period in 2020. The decrease was primarily due to decreased distributions from investments in qualified affordable housing partnerships and lower unrealized gains on mutual funds.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021	2020	Change from 2020
			$	%
Compensation and employee benefits	$107,808	$101,960	$5,848	6%
Occupancy and equipment expense	15,922	17,076	(1,154)	(7)%
Deposit insurance premiums and regulatory assessments	3,876	3,427	449	13%
Deposit account expense	3,892	3,563	329	9%
Data processing	4,478	3,826	652	17%
Computer software expense	7,159	6,166	993	16%
Consulting expense	1,475	1,217	258	21%
Legal expense	1,502	3,197	(1,695)	(53)%
Other operating expense	19,607	21,119	(1,512)	(7)%
Amortization of tax credit and other investments	25,358	18,782	6,576	35%
Total noninterest expense	$191,077	$180,333	$10,744	6%
Efficiency ratio (1)	44.79%	43.12%

(1)Refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q for the detailed calculation of GAAP and non-GAAP efficiency ratios.

First quarter of 2021 noninterest expense was $191.1 million, an increase of $10.8 million or 6%, compared with $180.3 million for the same period in 2020. This increase was primarily due to increases in amortization of tax credit and other investments, and compensation and employee benefits.

Compensation and employee benefits were $107.8 million for the first quarter of 2021, an increase of $5.8 million or 6%, compared with $102.0 million for the same period in 2020. The year-over-year increase was primarily related to an increase in bonus accrual.

Amortization of tax credit and other investments was $25.4 million for the first quarter of 2021, an increase of $6.6 million or 35%, compared with $18.8 million for the same period in 2020. The year-over-year increase was primarily due to new tax credit investments that were placed in service during the first quarter of 2021.

Efficiency ratio, calculated as noninterest expense divided by total revenue, was 44.79% and 43.12% for the first quarters of 2021 and 2020, respectively. Non-GAAP efficiency ratio, adjusted for the amortization of tax credit and other investments and the amortization of core deposit intangibles, was 38.68% for the first quarter of 2021, an increase of 28 basis points from 38.40% for the same period in 2020. For additional details, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

Income Taxes

($ in thousands)	Three Months Ended March 31,
	2021	2020	% Change
Income before income taxes	$235,484	$164,010	44%
Income tax expense	$30,490	$19,186	59%
Effective tax rate	12.9%	11.7%

Income tax expense was $30.5 million and the effective tax rate was 12.9% for the first quarter of 2021, compared with first quarter 2020 income tax expense of $19.2 million and effective tax rate of 11.7%. The increase in effective tax rate for the first quarter of 2021, compared with the same period in 2020 was primarily due to an increase in income before income taxes, partially offset by a year-over-year increase in investments in tax credits and other investments.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 14 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

The following table presents the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	Consumer and Business Banking		Commercial Banking		Other
	2021	2020	2021	2020	2021	2020
Total revenue	$170,727	$168,993	$227,102	$215,957	$28,732	$33,263
(Reversal of) provision for credit losses	(4,249)	7,788	4,249	66,082	—	—
Noninterest expense	89,286	86,964	69,257	70,126	32,534	23,243
Segment income (loss) before income taxes	85,690	74,241	153,596	79,749	(3,802)	10,020
Segment net income	$61,378	$53,195	$110,080	$57,131	$33,536	$34,498

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services. The integration of digital channels and our brick and mortar channels has been a priority for the Bank. The Company is developing a digital consumer banking platform to enhance the customer user experience and offer a full suite of banking services. Customer adoption of the digital banking application is in progress, and has contributed to growth in segment fee income and deposit growth.

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$149,899	$152,591	$(2,692)	(2)%
Noninterest income	20,828	16,402	4,426	27%
Total revenue	170,727	168,993	1,734	1%
(Reversal of) provision for credit losses	(4,249)	7,788	(12,037)	(155)%
Noninterest expense	89,286	86,964	2,322	3%
Segment income before income taxes	85,690	74,241	11,449	15%
Income tax expense	24,312	21,046	3,266	16%
Segment net income	$61,378	$53,195	$8,183	15%
Average loans	$13,300,153	$11,269,489	$2,030,664	18%
Average deposits	$30,224,844	$25,593,064	$4,631,780	18%

Segment net income increased $8.2 million or 15% to $61.4 million during the first quarter of 2021, compared with $53.2 million in the same period in 2020, primarily due to lower provision for credit losses and higher noninterest income, partially offset by lower net interest income before provision for credit losses and an increase in income tax expense. The increase in income tax expense reflected higher segment income before income taxes.

Net interest income before provision for credit losses decreased $2.7 million or 2% to $149.9 million during the first quarter of 2021, compared with $152.6 million in the same period in 2020, primarily reflecting a lower credit assigned to deposits under the FTP system in a near-zero interest rate environment.

The Consumer and Business Banking segment recorded a $4.2 million reversal of provision for credit losses during the first quarter of 2021, compared with a $7.8 million provision for credit losses recorded in the same period in 2020. The year-over-year decrease in the provision for credit losses was primarily driven by improved macroeconomic conditions and outlook.

First quarter of 2021 noninterest income increased $4.4 million or 27% to $20.8 million, compared with $16.4 million in the same period in 2020. The increase was primarily driven by increases in deposit account fees, wealth management fees and foreign exchange income due to higher customer-driven transactions.

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

The following table presents additional financial information for Commercial Banking for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$177,092	$183,501	$(6,409)	(3)%
Noninterest income	50,010	32,456	17,554	54%
Total revenue	227,102	215,957	11,145	5%
Provision for credit losses	4,249	66,082	(61,833)	(94)%
Noninterest expense	69,257	70,126	(869)	(1)%
Segment income before income taxes	153,596	79,749	73,847	93%
Income tax expense	43,516	22,618	20,898	92%
Segment net income	$110,080	$57,131	$52,949	93%
Average loans	$25,429,154	$23,884,479	$1,544,675	6%
Average deposits	$15,095,700	$9,175,430	$5,920,270	65%

Segment net income increased $52.9 million or 93% to $110.1 million during the first quarter of 2021, compared with $57.1 million in the same period in 2020, reflecting a lower provision for credit losses and higher noninterest income, partially offset by lower net interest income before provision for credit losses and an increase in income tax expense. The increase in income tax expense reflected higher segment income before income taxes.

Net interest income before provision for credit losses decreased $6.4 million or 3% to $177.1 million during the first quarter of 2021, compared with $183.5 million in the same period in 2020, primarily driven by lower interest income earned on loans, partially offset by lower FTP charges assessed for loans due to the lower interest rate environment.

The first quarter of 2021 provision for credit losses for the Commercial Banking segment was $4.2 million, compared with $66.1 million in the same period of 2020. The year-over-year decrease in the provision for credit losses was primarily driven by improved macroeconomic conditions and outlook.

Noninterest income increased $17.6 million or 54% to $50.0 million in the first quarter 2021, compared with $32.5 million in the same period in 2020, primarily driven by higher interest rate contracts and other derivative income, deposit account fees and lending fees.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$26,704	$26,615	$89	0%
Noninterest income	2,028	6,648	(4,620)	(69)%
Total revenue	28,732	33,263	(4,531)	(14)%
Noninterest expense	32,534	23,243	9,291	40%
Segment (loss) income before income taxes	(3,802)	10,020	(13,822)	(138)%
Income tax benefit	(37,338)	(24,478)	(12,860)	53%
Segment net income	$33,536	$34,498	$(962)	(3)%
Average deposits	$2,527,171	$2,704,546	$(177,375)	(7)%

Segment net income decreased $1.0 million or 3% to $33.5 million during the first quarter of 2021, compared with $34.5 million in the same period in 2020, primarily driven by higher noninterest expense and lower noninterest income.

Noninterest expense increased $9.3 million or 40% to $32.5 million during the first quarter of 2021, compared with $23.2 million in the same period in 2020, primarily reflecting higher amortization of tax credit and other investments.

Noninterest income decreased $4.6 million or 69% to $2.0 million compared with $6.6 million for the same period in 2020, primarily reflecting decreases in other investment income, gains on sales of AFS debt securities and foreign exchange income.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments based on statutory income tax rates, applied to segment income before income taxes.

Balance Sheet Analysis

Debt Securities

The Company maintains a portfolio of high quality and liquid debt securities with moderate durations to minimize overall interest rate and liquidity risks. The Company’s debt securities provide:

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

The following table presents the distribution of the Company’s AFS debt securities portfolio by fair value and percentage of fair value as of March 31, 2021 and December 31, 2020, and by credit ratings as of March 31, 2021:

	March 31, 2021		December 31, 2020		Ratings as of March 31, 2021 (2)
	Fair Value	% of Total	Fair Value	% of Total	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$826,342	11%	$50,761	1%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,194,005	15%	814,319	15%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	3,416,797	44%	2,814,664	51%	100%	—%	—%	—%
Municipal securities (1)	420,065	5%	396,073	7%	92%	4%	—%	4%
Non-agency mortgage-backed securities (1)	804,527	10%	529,617	10%	91%	—%	—%	9%
Corporate debt securities (1)	496,643	6%	405,968	7%	—%	28%	72%	—%
Foreign government bonds (1)	276,328	4%	182,531	3%	45%	55%	—%	—%
Asset-backed securities (1)	63,040	1%	63,231	1%	100%	—%	—%	—%
Collateralized loan obligations (CLOs) (1)	291,466	4%	287,494	5%	92%	8%	—%	—%
Total AFS debt securities	$7,789,213	100%	$5,544,658	100%	90%	4%	5%	1%

(1)There were no securities of a single non-federal governmental agency issuer that exceeded 10% of stockholder’s equity as of both March 31, 2021 and December 31, 2020.
(2)Primarily based upon the lowest of the credit ratings issued by Standard and Poor's (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”). Rating percentages are allocated based on fair value.

The fair value of AFS debt securities totaled $7.79 billion as of March 31, 2021, an increase of $2.24 billion or 40% from $5.54 billion as of December 31, 2020. The largest changes came from U.S. Treasury securities, which increased $775.6 million, followed by U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, which increased $602.1 million, and U.S. government agency and U.S. government-sponsored enterprise debt securities, which increased $379.7 million.

The Company’s debt securities portfolio had an effective duration, defined as a change in the price of a portfolio due to a 100 basis point shift in the yield curve, of 6.3 as of March 31, 2021 which increased from 4.2 as of December 31, 2020, primarily due to an increase in the target duration of securities purchased to achieve enhancement in portfolio yield. As of March 31, 2021, 90% of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies, compared with 88% as of December 31, 2020. The increase in higher-rated securities was primarily due to the growth in U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities within the portfolio mix. Credit ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s, are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $115.3 million as of March 31, 2021, a net change of $189.4 million from pre-tax net unrealized gains of $74.1 million as of December 31, 2020. This change was primarily due to increases in benchmark interest rates and widening of spreads. As of March 31, 2021, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

Of the securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2021 and December 31, 2020, as classified based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors and the gross unrealized losses were primarily attributable to yield curve movement and widened spreads. The impact of the COVID-19 pandemic has been muted by the government’s aggressive monetary policy, including benchmark rate cuts, resulting in the overall recovery of the market to pre-pandemic levels. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

If a credit loss exists, the Company records an impairment related to credit losses through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for both the first quarter of 2021 and 2020. The Company assesses individual securities for credit losses for each reporting period. For additional information of the Company’s accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of March 31, 2021 and December 31, 2020. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	March 31, 2021			December 31, 2020
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$50,213	$50,541	1.26%	$50,310	$50,761	1.26%
Maturing after five years through ten years	791,498	775,801	0.95%	—	—	—%
Total	841,711	826,342	0.97%	50,310	50,761	1.26%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	1,068,821	1,024,439	1.86%	640,153	640,366	1.78%
Maturing after one year through five years	114,316	114,854	2.38%	118,053	122,012	2.38%
Maturing after five years through ten years	9,064	9,438	2.60%	11,091	11,697	2.54%
Maturing after ten years	44,245	45,274	2.58%	37,517	40,244	2.74%
Total	1,236,446	1,194,005	1.94%	806,814	814,319	1.92%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	10,578	10,679	2.77%	4,185	4,232	3.46%
Maturing after one year through five years	14,968	15,762	2.89%	21,566	22,668	2.72%
Maturing after five years through ten years	248,668	248,359	2.05%	216,332	222,905	2.17%
Maturing after ten years	3,175,669	3,141,997	1.76%	2,517,644	2,564,859	2.11%
Total	3,449,883	3,416,797	1.79%	2,759,727	2,814,664	2.12%
Municipal securities (2):
Maturing in one year or less	18,598	18,777	2.98%	18,663	18,868	3.04%
Maturing after one year through five years	34,862	36,207	2.88%	36,000	37,716	2.89%
Maturing after five years through ten years	236,146	239,229	2.06%	230,851	239,883	2.07%
Maturing after ten years	128,070	125,852	2.05%	97,059	99,606	2.08%
Total	417,676	420,065	2.17%	382,573	396,073	2.20%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,920	2.46%	7,920	7,920	0.63%
Maturing after one year through five years	62,606	62,771	3.81%	49,704	49,870	3.80%
Maturing after five years through ten years	60,517	60,524	1.11%	21,332	21,376	1.50%
Maturing after ten years	675,616	673,312	1.84%	444,529	450,451	2.48%
Total	806,659	804,527	1.95%	523,485	529,617	2.48%
Corporate debt securities:
Maturing in one year or less	156,306	145,377	1.81%	126,250	124,846	1.71%
Maturing after one year through five years	324,503	315,902	3.37%	276,073	277,103	3.56%
Maturing after five years through ten years	32,000	30,864	2.59%	4,000	4,019	4.50%
Maturing after ten years	4,500	4,500	3.50%	—	—	—%
Total	517,309	496,643	2.85%	406,323	405,968	2.99%
Foreign government bonds:
Maturing in one year or less	90,968	90,075	1.19%	45,681	45,655	0.85%
Maturing after one year through five years	137,132	136,106	2.41%	138,147	136,876	2.41%
Maturing after five years through ten years	50,000	50,147	0.39%	—	—	—%
Total	278,100	276,328	1.65%	183,828	182,531	2.02%
Asset-backed securities:
Maturing after ten years	62,762	63,040	0.80%	63,463	63,231	0.85%
CLOs:
Maturing after ten years	294,000	291,466	1.35%	294,000	287,494	1.34%
Total AFS debt securities	$7,904,546	$7,789,213	1.80%	$5,470,523	$5,544,658	2.13%

Total aggregated by maturities:
Maturing in one year or less	$1,403,404	$1,347,808	1.82%	$893,162	$892,648	1.72%
Maturing after one year through five years	688,387	681,602	3.02%	639,543	646,245	3.05%
Maturing after five years through ten years	1,427,893	1,414,362	1.36%	483,606	499,880	2.12%
Maturing after ten years	4,384,862	4,345,441	1.75%	3,454,212	3,505,885	2.08%
Total AFS debt securities	$7,904,546	$7,789,213	1.80%	$5,470,523	$5,544,658	2.13%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans were $38.98 billion as of March 31, 2021, an increase of $1.21 billion or 3% from $37.77 billion as of December 31, 2020. This was primarily driven by increases of $449.4 million or 3% in C&I loans, primarily driven by PPP loan growth; $280.5 million or 2% in total CRE loans; and $484.0 million or 5% in residential mortgage. As of March 31, 2021, the Company had no loans held-for-sale. The composition of the loan portfolio as of March 31, 2021 was similar to the composition as of December 31, 2020.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020
	Amount (1)	%	Amount (1)	%
Commercial:
C&I (2)	$14,081,110	36%	$13,631,726	36%
CRE:
CRE	11,563,034	29%	11,174,611	29%
Multifamily residential	3,066,515	8%	3,033,998	8%
Construction and land	459,254	1%	599,692	2%
Total CRE	15,088,803	38%	14,808,301	39%
Total commercial	29,169,913	74%	28,440,027	75%
Consumer:
Residential mortgage:
Single-family residential	8,524,287	22%	8,185,953	21%
HELOCs	1,749,172	4%	1,601,716	4%
Total residential mortgage	10,273,459	26%	9,787,669	25%
Other consumer	145,376	0%	163,259	0%
Total consumer	10,418,835	26%	9,950,928	25%
Total loans held-for-investment	39,588,748	100%	38,390,955	100%
Allowance for loan losses	(607,506)		(619,983)
Loans held-for-sale (3)	—		1,788
Total loans, net	$38,981,242		$37,772,760

(1)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(76.9) million and $(58.8) million as of March 31, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(34.3) million and $(12.7) million as of March 31, 2021 and December 31, 2020, respectively.
(2)Includes $2.07 billion and $1.57 billion of PPP loans as of March 31, 2021 and December 31, 2020, respectively.
(3)Consists of single-family residential loans as of December 31, 2020.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assists customers by offering SBA PPP loans to help struggling businesses in our communities pay their employees and sustain their businesses. Given that PPP loans are guaranteed by the SBA, the Company does not expect to realize credit losses on these loans. PPP processing fees are deferred and accreted into interest income over the estimated life of the loans, but may be accelerated upon forgiveness or prepayment. For more information on PPP loans, refer to Item 2. MD&A — Overview — Regulatory Developments Relating to the COVID-19 Pandemic — Paycheck Protection Program in this Form 10-Q and Note 1 — Summary of Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

In addition, the Company also provides payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q.

Commercial

The commercial loan portfolio comprised 74% of total loans as of March 31, 2021, compared with 75% of total loans as of December 31, 2020. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. C&I loans totaled $14.08 billion as of March 31, 2021, compared with $13.63 billion as of December 31, 2020, and accounted for 36% of total loans held-for-investment as of both dates. Year-to-date, C&I loans increased $449.4 million or 3%, primarily driven by PPP loan funding. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, and includes asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also has a portfolio of broadly syndicated C&I loans, primarily Term B, which totaled $999.0 million and $892.1 million as of March 31, 2021 and December 31, 2020, respectively. The majority of the C&I loans have variable interest rates.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of March 31, 2021 and December 31, 2020.

Diversified C&I Loan Portfolio
Selected Industries as of March 31, 2021

All other C&I: 35%
PPP: 15%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil & Gas: 7%
Entertainment: 7%
Real Estate Related: 5%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2020

All other C&I: 37%
PPP: 12%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil & Gas: 7%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Commercial — Commercial Real Estate Loans. The total CRE loan portfolio consists of income-producing CRE, multifamily residential, and construction and land loans. Total CRE loans outstanding totaled $15.09 billion as of March 31, 2021, or 38% of total loans held-for-investment, compared with $14.81 billion or 39% of total loans held-for-investment as of December 31, 2020. Year-to-date total CRE loans increased $280.5 million or 2%, primarily driven by growth in income-producing CRE, partially offset by declines in construction and land loans.

The Company’s total CRE portfolio is granular and broadly diversified by property type, which serves partially to mitigate its geographical concentration in California. The average size of total CRE loans was $2.4 million as of both March 31, 2021 and December 31, 2020. The following table summarizes the Company’s total CRE loan portfolio by property type as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Property types:
Retail	$3,590,096	24%	$3,466,141	23%
Multifamily	3,066,515	20%	3,033,998	20%
Offices	2,821,985	19%	2,747,082	19%
Industrial	2,531,512	17%	2,407,594	16%
Hospitality	1,953,478	13%	1,888,797	13%
Construction and land	459,254	3%	599,692	4%
Other	665,963	4%	664,997	5%
Total CRE loans	$15,088,803	100%	$14,808,301	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of both March 31, 2021 and December 31, 2020. The low weighted-average LTV ratio was consistent by CRE property type. Approximately 90% of total CRE loans had an LTV ratio of 65% or lower as of March 31, 2021, compared with 89% as of December 31, 2020. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for income-producing CRE and multifamily residential loans.

The following tables provide a summary of the Company’s income-producing CRE, multifamily residential, and construction and land loans by geography as of March 31, 2021 and December 31, 2020. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, which is concentrated in California:

($ in thousands)	March 31, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,174,824		$1,904,193		$154,643		$8,233,660
Northern California	2,546,418		674,848		169,569		3,390,835
California	8,721,242	75%	2,579,041	84%	324,212	71%	11,624,495	77%
New York	708,214	6%	142,056	5%	79,599	17%	929,869	6%
Texas	898,278	8%	118,285	4%	2,557	1%	1,019,120	7%
Washington	310,307	3%	96,057	3%	11,329	2%	417,693	3%
Arizona	150,091	1%	951	0%	—	—%	151,042	1%
Nevada	89,374	1%	86,206	3%	27,272	6%	202,852	1%
Other markets	685,528	6%	43,919	1%	14,285	3%	743,732	5%
Total loans	$11,563,034	100%	$3,066,515	100%	$459,254	100%	$15,088,803	100%

($ in thousands)	December 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,884,691		$1,867,646		$249,282		$8,001,619
Northern California	2,476,510		674,813		197,195		3,348,518
California	8,361,201	75%	2,542,459	84%	446,477	74%	11,350,137	77%
New York	696,712	6%	137,114	4%	93,806	16%	927,632	6%
Texas	864,639	8%	116,367	4%	2,581	0%	983,587	7%
Washington	341,374	3%	91,824	3%	22,724	4%	455,922	3%
Arizona	147,187	1%	12,406	0%	—	—%	159,593	1%
Nevada	88,959	1%	86,644	3%	22,384	4%	197,987	1%
Other markets	674,539	6%	47,184	2%	11,720	2%	733,443	5%
Total loans	$11,174,611	100%	$3,033,998	100%	$599,692	100%	$14,808,301	100%

Since 77% of these loans were concentrated in California as of both March 31, 2021 and December 31, 2020, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the risk of real estate markets in California, see Item 1A. Risk Factors to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

Commercial — Income-Producing Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Income-producing CRE loans totaled $11.56 billion as of March 31, 2021, compared with $11.17 billion as of December 31, 2020, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 19% and 20% of the income-producing CRE loans as of March 31, 2021 and December 31, 2020, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by unaffiliated rental income from a third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.07 billion as of March 31, 2021, compared with $3.03 billion as of December 31, 2020, and accounted for 8% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. These loans totaled $459.3 million or 1% of total loans held-for-investment as of March 31, 2021, compared with $599.7 million or 2% of total loans held-for-investment as of December 31, 2020. Construction loans exposure was made up of $415.6 million in loans outstanding and $255.9 million in unfunded commitments as of March 31, 2021, compared with $554.7 million in loans outstanding, plus $288.2 million in unfunded commitments as of December 31, 2020.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,511,096		$794,333		$4,305,429
Northern California	1,038,503		402,700		1,441,203
California	4,549,599	53%	1,197,033	68%	5,746,632	57%
New York	2,557,497	30%	254,019	15%	2,811,516	27%
Washington	577,234	7%	192,408	11%	769,642	7%
Massachusetts	257,540	3%	54,888	3%	312,428	3%
Texas	217,532	3%	—	—%	217,532	2%
Georgia	227,781	3%	17,973	1%	245,754	2%
Other markets	137,104	1%	32,851	2%	169,955	2%
Total	$8,524,287	100%	$1,749,172	100%	$10,273,459	100%
Lien priority:
First mortgage	$8,524,287	100%	$1,516,570	87%	$10,040,857	98%
Junior lien mortgage	—	—%	232,602	13%	232,602	2%
Total	$8,524,287	100%	$1,749,172	100%	$10,273,459	100%

($ in thousands)	December 31, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,462,067		$728,733		$4,190,800
Northern California	1,059,832		354,014		1,413,846
California	4,521,899	55%	1,082,747	68%	5,604,646	57%
New York	2,277,722	28%	244,425	15%	2,522,147	26%
Washington	597,231	7%	180,765	11%	777,996	8%
Massachusetts	259,368	3%	44,633	3%	304,001	3%
Texas	209,737	3%	—	—%	209,737	2%
Other markets	319,996	4%	49,146	3%	369,142	4%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%
Lien priority:
First mortgage	$8,185,953	100%	$1,372,270	86%	$9,558,223	98%
Junior lien mortgage	—	—%	229,446	14%	229,446	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $8.52 billion as of March 31, 2021, compared with $8.19 billion as of December 31, 2020, and accounted for 22% and 21% of total loans held-for-investment as of March 31, 2021 and December 31, 2020. Year-to-date single-family residential loans increased $336.5 million or 4%, primarily driven by net growth in New York. The Company was in a first lien position for virtually all of the single-family residential loans as of both March 31, 2021 and December 31, 2020. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period.

Consumer — Home Equity Lines of Credit. HELOCs totaled $1.75 billion as of March 31, 2021, compared with $1.60 billion as of December 31, 2020, and accounted for 4% of total loans held-for-investment as of both dates. Year-to-date HELOCs increased $147.5 million or 9%, primarily driven by growth in California. The Company was in a first lien position for 87% and 86% of total HELOCs as of March 31, 2021 and December 31, 2020, respectively. Many of the loans within this portfolio are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. Virtually all of the Company’s HELOCs were variable-rate loans.

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

Loans Held-for-Sale

As of March 31, 2021, the Company had no loans held-for-sale. As of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Sales of Originated Loans and Purchased Loans

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances, the Company also purchases loans and participates in loans with other banks. The Company also participates out interests in directly originated commercial loans to other financial institutions and sells loans in the normal course of business.

The following tables provide information on loan sales during the first quarters of 2021 and 2020. Refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q for additional information on loan purchases and transfers.

($ in thousands)	Three Months Ended March 31, 2021
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$103,485	$20,032	$7,506	$131,023
Net gains	$229	$1,263	$214	$1,706
Purchased loans:
Amount	$22,394	$—	$—	$22,394
Net gains	$75	$—	$—	$75

($ in thousands)	Three Months Ended March 31, 2020
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$102,973	$7,250	$4,642	$114,865
Net gains	$235	$665	$50	$950

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulations, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in these locations. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$626,081	1%	$647,883	1%
AFS debt securities (1)	$256,160	0%	$66,170	0%
Loans held-for-investment (2)	$670,406	1%	$704,415	1%
Total assets	$1,561,250	3%	$1,426,479	3%
Subsidiary bank in China:
Cash and cash equivalents	$660,323	1%	$611,088	1%
Interest-bearing deposits with banks	$6,674	0%	$74,079	0%
AFS debt securities (3)	$151,343	0%	$152,219	0%
Loans held-for-investment (2)	$789,789	1%	$796,153	2%
Total assets	$1,605,617	3%	$1,634,896	3%

(1)Comprised of U.S. Treasury securities, corporate debt securities and foreign government bonds as of March 31, 2021; comprised of U.S. Treasury securities and foreign government bonds as of December 31, 2020.
(2)Primarily comprised of C&I loans as of both March 31, 2021 and December 31, 2020.
(3)Comprised of foreign government bonds as of both March 31, 2021 and December 31, 2020.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarters of 2021 and 2020:

($ in thousands)	Three Months Ended March 31,
	2021		2020
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$5,467	1%	$6,929	2%
Subsidiary bank in China:
Total revenue	$6,521	2%	$7,179	2%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are compliant with applicable regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020 or in the first quarter of 2021. As of March 31, 2021, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.29 billion as of March 31, 2021, an increase of $15.9 million or 0.3% from $5.27 billion as of December 31, 2020. The increase in the Company’s stockholders’ equity was primarily due to net income of $205.0 million for the first quarter of 2021, partially offset by an increase in other comprehensive loss of $134.4 million and cash dividends declared of $47.4 million during the first quarter of 2021. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $37.26 per common share as of March 31, 2021, an increase of 0.1% from $37.22 per common share as of December 31, 2020. The Company paid a quarterly cash dividends of $0.33 and $0.275 per common share for the first quarters of 2021 and 2020, respectively. In April 2021, the Company’s Board of Directors declared second quarter 2021 cash dividends of $0.33 per common share. The dividend is payable on May 17, 2021 to stockholders of record as of May 3, 2021.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$18,919,298	38%	$16,298,301	36%	$2,620,997	16%
Interest-bearing checking	7,005,693	14%	6,142,193	14%	863,500	14%
Money market	12,218,957	25%	10,740,667	24%	1,478,290	14%
Savings	2,604,355	5%	2,681,242	6%	(76,887)	(3)%
Time deposits	8,798,833	18%	9,000,349	20%	(201,516)	(2)%
Total deposits	$49,547,136	100%	$44,862,752	100%	$4,684,384	10%
Other Funds
Short-term borrowings	$—		$21,009		$(21,009)	(100)%
FHLB advances	653,035		652,612		423	0%
Repurchase agreements	300,000		300,000		—	—%
Long-term debt	147,445		147,376		69	0%
Total other funds	$1,100,480		$1,120,997		$(20,517)	(2)%
Total sources of funds	$50,647,616		$45,983,749		$4,663,867	10%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provides a stable and low-cost source of funding and liquidity to the Company.

Total deposits were $49.55 billion as of March 31, 2021, an increase of $4.68 billion or 10% from $44.86 billion as of December 31, 2020. Deposit growth was attributable to strong growth from both commercial and consumer customers, partially offset by a reduction in higher-cost time deposits. The strongest growth was in noninterest-bearing demand deposits, which increased by $2.62 billion or 16% compared with December 31, 2020. Noninterest-bearing demand deposits were $18.92 billion or 38% of total deposits as of March 31, 2021, up from $16.30 billion or 36% of total deposits as of December 31, 2020. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

There were no short-term borrowings as of March 31, 2021. Short-term borrowings of $21.0 million as of December 31, 2020 consisted of borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited.

FHLB advances were $653.0 million as of March 31, 2021, an increase of $423 thousand from $652.6 million as of December 31, 2020. As of March 31, 2021, FHLB advances had fixed and floating interest rates ranging from zero percent to 2.34% and remaining maturities between one month and 1.6 years. Of these, $405.0 million have a blended interest rate of 2.22% and will mature in the second quarter of 2021.

Gross repurchase agreements totaled $300.0 million as of both March 31, 2021 and December 31, 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both March 31, 2021 and December 31, 2020, the Company did not have any gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. As of March 31, 2021, gross repurchase agreements had interest rates ranging from 2.41% to 2.49%, with original terms between 4.0 years and 8.5 years and remaining maturities between 2.3 years and 2.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of March 31, 2021, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.4 million as of both March 31, 2021 and December 31, 2020, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 1.78% and 3.13% for the first quarters of 2021 and 2020, respectively, with remaining maturities ranging between 13.7 years and 16.5 years as of March 31, 2021.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. The Company and the Bank are subject to regulatory capital adequacy requirements. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation (“DFPI”). The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. Both the Company and the Bank are standardized approaches institutions under Basel III Capital Rules. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Recent Regulatory Capital-Related Development of the Company’s 2020 Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by regulatory guidance, which delays the estimated impact of Current Expected Credit Losses (“CECL”) on regulatory capital for two years and phases the impact over three years. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. In April 2020, in recognition of CARES Act requirements, and to facilitate the use of the PPPLF, the U.S. banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of the PPPLF. In addition, under the CARES Act, loans originated by a banking organization under the PPP (whether or not sold or pledged in the PPPLF) will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the March 31, 2021 capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk-weighted at zero percent. As of March 31, 2021, the Company did not have any PPP loans pledged as collateral to the PPPLF.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2021 and December 31, 2020 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2021		December 31, 2020		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-based capital ratios:
CET1 capital	12.7%	12.2%	12.7%	12.1%	4.5%	7.0%	6.5%
Tier 1 capital	12.7%	12.2%	12.7%	12.1%	6.0%	8.5%	8.0%
Total capital	14.3%	13.4%	14.3%	13.4%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.1%	8.7%	9.4%	9.0%	4.0%	4.0%	5.0%

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

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of March 31, 2021 and December 31, 2020, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $39.57 billion as of March 31, 2021, an increase of $1.17 billion or 3% from $38.41 billion as of December 31, 2020. The increase in the risk-weighted assets was primarily due to loan growth and increased AFS debt securities.

Other Matters

London Interbank Offered Rate Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) confirmed that the 1-week and 2-month U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) settings will permanently cease following the LIBOR publication on December 31, 2021, and that the overnight and 12-month USD LIBOR settings will permanently cease following the LIBOR publication on June 30, 2023. The 1-month, 3-month and 6-month USD LIBOR settings will either cease to be provided or will be provided on a synthetic basis, subject to FCA consideration, after the LIBOR publication on June 30, 2023. To the extent the 1-month, 3-month and 6-month USD LIBOR settings are provided on a synthetic basis, they will not be considered representative of the underlying market or economic reality they are intended to measure. The federal banking agencies have continued to encourage banks to transition away from LIBOR as soon as practicable. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR, although the ARRC has not proposed that SOFR be required.

Given LIBOR’s extensive use across financial markets, the transition away from LIBOR presents various risks and challenges to financial markets and institutions, including to the Company. The majority of the Company’s LIBOR-based loans, derivatives, debt securities, resale agreements, junior subordinated debt and repurchase agreements are indexed to LIBOR tenors that will cease to be published on June 30, 2023. The volume of the Company’s LIBOR-based products that mature after June 30, 2023 is significant and, if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

The transition is anticipated to span several reporting periods through mid-2023 (depending on the setting) with the recently confirmed LIBOR cessation dates. The Company has created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders and to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruptions during and after the LIBOR transition. The Company has completed a review of LIBOR contracts maturing after the LIBOR cessation dates and has begun taking steps to convert these contracts to alternative rates. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2020 Form 10-K.

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

Guarantees

In the ordinary course of business, the Company periodically enters into various guarantee agreements in which the Company sells or securitizes loans with recourse. Under these guarantee arrangements, the Company is contingently obligated to repurchase the recourse component of the loans when the loans default. Additional information regarding guarantees is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

A discussion of significant contractual arrangements under which the Company may be held contingently liable is included in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 14 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2020 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7. MD&A — Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2020 Form 10-K.

Risk Management

Overview

In conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as credit risk; liquidity risk; capital risk; market risk; operational risk; regulatory, compliance and legal risks; accounting and tax risks, and strategic and reputational risks.

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

The Risk Oversight Committee has primary oversight responsibility of identifying enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards; as well as portfolio credit risk management strategies and processes, such as diversification and liquidity; all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessment of underwriting and documentation quality, reporting directly to the Board’s Risk Oversight Committee. A key focus of the Company’s credit risk management is adherence to a well-controlled underwriting process.

The Company assesses overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Criticized loans, Nonperforming Assets, TDRs and Allowance for Credit Losses.

Credit Quality

The Company utilizes a credit risk rating system to assist in monitoring credit quality. Loans are evaluated using the Company’s internal credit risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass.” Loans assigned with a credit risk rating of 6 have potential weaknesses that warrant closer attention by management and are assigned an internal risk rating of “Special mention.” Loans assigned a credit risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard.” Loans assigned a credit risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful.” Loans assigned a credit risk rating of 10 are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss.” Exposures categorized as criticized consist of “Special mention,” “Substandard,” “Doubtful” and “Loss” categories. Exposures categorized as classified consist of “Substandard,” “Doubtful” and “Loss” categories. For more information on credit quality indicators, refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the Company’s criticized loans as of March 31, 2021 and December 31, 2020.

($ in thousands)			Change
	March 31, 2021	December 31, 2020	$	%
Criticized loans
Special mention loans	$504,226	$564,555	$(60,329)	(11)%
Classified loans	712,693	652,880	59,813	9%
Total criticized loans	$1,216,919	$1,217,435	$(516)	0%

Special mention loans to loans held-for-investment	1.27%	1.47%
Classified loans to loans held-for-investment	1.80%	1.70%
Criticized loans to loans held-for-investment	3.07%	3.17%

As of March 31, 2021, criticized loans totaled $1.22 billion, or 3.07% of loans held-for-investment, compared with $1.22 billion, or 3.17% of loans held-for-investment, as of December 31, 2020. Quarter-over-quarter, special mention loans decreased to $504.2 million as of March 31, 2021, from $564.6 million as of December 31, 2020. Classified loans increased to $712.7 million as of March 31, 2021, from $652.9 million as of December 31, 2020. The quarter-over-quarter increase in classified loans was more than offset by the quarter-over-quarter decrease in special mention loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents information regarding nonperforming assets as of the periods indicated:

($ in thousands)			Change
	March 31, 2021	December 31, 2020	$	%
Commercial:
C&I	$125,536	$133,939	$(8,403)	(6)%
CRE:
CRE	50,134	46,546	3,588	8%
Multifamily residential	4,693	3,668	1,025	28%
Construction and land	19,900	—	19,900	100%
Total CRE	74,727	50,214	24,513	49%
Consumer:
Residential mortgage:
Single-family residential	18,296	16,814	1,482	9%
HELOCs	10,877	11,696	(819)	(7)%
Total residential mortgage	29,173	28,510	663	2%
Other consumer	2,526	2,491	35	1%
Total nonaccrual loans	231,962	215,154	16,808	8%
OREO, net	15,824	15,824	—	—%
Other nonperforming assets	10,360	3,890	6,470	166%
Total nonperforming assets	$258,146	$234,868	$23,278	10%
Nonperforming assets to total assets	0.45%	0.45%
Nonaccrual loans to loans held-for-investment	0.59%	0.56%
Allowance for loan losses to nonaccrual loans	261.90%	288.16%
TDRs included in nonperforming loans	$83,732	$71,924

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions from loans that are repaid, paid down, charged off, sold, foreclosed or no longer classified as nonaccrual as a result of continued performance and improvement in the borrowers’ financial condition and loan repayment capabilities. Nonaccrual loans were $232.0 million or 0.59% of loans held-for-investment as of March 31, 2021, compared with $215.2 million or 0.56% of loans held-for-investment as of December 31, 2020. Quarter-over-quarter, nonaccrual loans increased by $16.8 million or 8%, primarily driven by the inflow of a construction and land loan, and a CRE loan to nonaccrual status, partially offset by paydowns. C&I nonaccrual loans were 54% and 62% of total nonaccrual loans as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, $123.6 million or 53% of nonaccrual loans were less than 90 days delinquent. In comparison, $106.4 million or 49% of nonaccrual loans were less than 90 days delinquent as of December 31, 2020.

OREO was $15.8 million as of both March 31, 2021 and December 31, 2020 due to the Company taking possession of one retail CRE property located in Southern California.

Other nonperforming assets totaled $10.4 million and $3.9 million as of March 31, 2021 and December 31, 2020, respectively, an increase of $6.5 million or 166% due to one oil & gas loan that was transferred to foreclosed assets.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2021 and December 31, 2020:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	March 31, 2021	December 31, 2020	$	%	March 31, 2021	December 31, 2020
Commercial:
C&I	$32,050	$9,717	$22,333	230%	0.23%	0.07%
CRE:
CRE	39,495	375	39,120	NM	0.34%	0.00%
Multifamily residential	—	1,818	(1,818)	(100)%	—%	0.06%
Construction and land	—	19,900	(19,900)	(100%)	—%	3.32%
Total CRE	39,495	22,093	17,402	79%	0.26%	0.15%
Total commercial	71,545	31,810	39,735	125%	0.25%	0.11%
Consumer:
Residential mortgage:
Single-family residential	12,575	12,494	81	1%	0.15%	0.15%
HELOCs	2,603	6,052	(3,449)	(57)%	0.15%	0.38%
Total residential mortgage	15,178	18,546	(3,368)	(18)%	0.15%	0.19%
Other consumer	246	234	12	5%	0.17%	0.14%
Total consumer	15,424	18,780	(3,356)	(18)%	0.15%	0.19%
Total	$86,969	$50,590	$36,379	72%	0.22%	0.13%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both March 31, 2021 and December 31, 2020.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and to meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by portfolio segment as of March 31, 2021 and December 31, 2020. The allowance for loan losses for TDRs was $5.3 million as of March 31, 2021 and $10.3 million as of December 31, 2020.

($ in thousands)	March 31, 2021			December 31, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$85,553	$60,405	$145,958	$85,767	$68,451	$154,218
CRE:
CRE	24,798	—	24,798	24,851	—	24,851
Multifamily residential	3,305	1,423	4,728	3,310	1,448	4,758
Construction and land	—	19,900	19,900	19,900	—	19,900
Total CRE	28,103	21,323	49,426	48,061	1,448	49,509
Consumer:
Residential mortgage:
Single-family residential	6,822	1,150	7,972	6,748	1,169	7,917
HELOCs	2,617	854	3,471	2,631	856	3,487
Total residential mortgage	9,439	2,004	11,443	9,379	2,025	11,404
Total TDRs	$123,095	$83,732	$206,827	$143,207	$71,924	$215,131

Performing TDRs were $123.1 million as of March 31, 2021, a decrease of $20.1 million or 14% from $143.2 million as of December 31, 2020. This decrease primarily reflected the transfer of one construction loan of $19.0 million from performing TDR to nonperforming TDR. The C&I performing TDRs are mainly comprised of borrowers from the oil and gas, and general manufacturing & wholesale sectors. Over 99% and 85% of the performing TDRs were current as of March 31, 2021 and December 31, 2020, respectively.

Nonperforming TDRs were $83.7 million as of March 31, 2021, an increase of $11.8 million or 16% from $71.9 million as of December 31, 2020. This increase primarily reflected the migration of a construction loan from performing TDR to nonperforming TDR, partially offset by paydowns and a transfer of one C&I loan to other nonperforming assets. The C&I nonperforming TDRs are mainly comprised of borrowers from the oil and gas sector.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of March 31, 2021, there were six TDRs totaling $21.8 million that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to COVID-19 Pandemic

Since late March 2020, the Company has granted various commercial and consumer loan accommodation programs, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the CAA, permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances. To be eligible under Section 4013 of the CARES Act, as modified by the CAA, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) January 1, 2022. The federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised) (the “Interagency Statement”) on April 7, 2020 confirming that, for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e., six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40. See additional information in Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The delinquency aging of loans modified related to the COVID-19 pandemic is frozen at the time of the modification. As a result, the recognition of delinquent loans, nonaccrual status and loan net charge-offs may be delayed for certain borrowers who are enrolled in these loan modification programs, which would have otherwise moved into past due or nonaccrual status. Interest income continues to be recognized over the accommodation period.

The following table provides a summary of the COVID-19 pandemic-related loan modifications that remained under their modified terms as of March 31, 2021 and December 31, 2020. These amounts represent loan modifications that meet the criteria under Section 4013 of the CARES Act, as amended by the CAA, or Interagency Statement and therefore are not considered TDRs. These amounts also exclude loan modifications related to the COVID-19 pandemic made on existing TDRs. A loan is counted once in the table regardless of the number of accommodations the borrower has received.

($ in thousands)	March 31, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	20	$57,004	0%	16	$54,215	0%
CRE:
CRE	78	719,526	6%	63	597,972	5%
Multifamily residential	9	62,738	2%	4	17,111	1%
Construction and land	2	54,160	12%	3	66,629	11%
Total CRE	89	836,424	6%	70	681,712	5%
Total commercial	109	893,428	3%	86	735,927	3%
Consumer:
Residential mortgage:
Single-family residential	460	214,830	3%	498	207,797	3%
HELOCs	86	35,964	2%	102	39,469	2%
Total residential mortgage	546	250,794	2%	600	247,266	3%
Total consumer	546	250,794	2%	600	247,266	2%
Total payment deferral and forbearance	655	$1,144,222	3%	686	$983,193	3%

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

The COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals six months or less in duration, in the form of either principal payment deferrals, where the borrower was still paying interest, or full principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity, or spread over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 60 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

As of March 31, 2021, the Company had $1.14 billion of loans under payment deferral and forbearance programs, an increase of $161.0 million or 16% from $983.2 million as of December 31, 2020. The loans on deferral as of March 31, 2021 and December 31, 2020 largely consist of CRE loans (hotel, retail and others) and residential mortgage loans. The increase in deferrals during the three months ended March 31, 2021 was primarily driven by an increase in hotel CRE loans on deferral, reflecting the impact of resumed COVID-19-related business shutdowns, restrictions on travel and limitations on restaurant dining over the winter months. Of the CRE COVID-19 loan modifications, 92% were making partial payments, generally interest-only payments, while 8% were under full payment deferral as of March 31, 2021. This contrasts with 73% which were making partial payments, generally as interest-only payments and 27% which were under full payment deferral as of December 31, 2020. Modifications are considered to have exited active accommodation after the borrower exited the modification program or after the modification period expired. The loans with expired COVID-19 modifications were predominantly current as of March 31, 2021. The Company monitors the delinquency status of loans exiting relief programs on an ongoing basis. The impacts of the COVID-19 loan modifications were considered in the determination of the allowance for credit loss.

Allowance for Credit Losses

The Company’s measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts and other relevant factors. In the case of loans and securities, allowance for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. In the case of unfunded credit commitments, the allowance for credit losses is a liability account that is reported as a component of Accrued expenses and other liabilities in our Consolidated Balance Sheet.

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of March 31, 2021 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. For a description of the policies, methodologies and judgements used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Policies and Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$394,084	36%	$398,040	36%
CRE:
CRE	146,399	29%	163,791	29%
Multifamily residential	27,407	8%	27,573	8%
Construction and land	19,089	1%	10,239	2%
Total CRE	192,895	38%	201,603	39%
Total commercial	586,979	74%	599,643	75%
Consumer:
Residential mortgage:
Single-family residential	15,839	22%	15,520	21%
HELOCs	2,670	4%	2,690	4%
Total residential mortgage	18,509	26%	18,210	25%
Other consumer	2,018	0%	2,130	0%
Total consumer	20,527	26%	20,340	25%
Total	$607,506	100%	$619,983	100%
Allowance for unfunded credit commitments	$32,529		$33,577
Total allowance for credit losses	$640,035		$653,560

	Three Months Ended March 31,
	2021		2020
Average loans held-for-investment	$38,728,635		$35,153,522
Loans held-for-investment	$39,588,748		$35,893,393
Allowance for loan losses to loans held-for-investment	1.53%		1.55%
Annualized net charge-offs to average loans held-for-investment	0.14%		0.01%

The allowance for loan losses was $607.5 million as of March 31, 2021, a decrease of $12.5 million from $620.0 million as of December 31, 2020. The decrease in the allowance largely reflected an improvement in the macroeconomic forecast, partially offset by loan growth, resulting in $8.7 million and $4.0 million reductions in the allowance for loan losses against the CRE and C&I loan portfolios, respectively.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loans. The scenarios consist of a base forecast representing management's view of the most likely outcome, combined with downside and upside scenarios reflecting possible worsening or improving economic conditions. The base forecast assumed better near-term economic conditions with a steadier long-term recovery period, based on economic stimulus from the government and the Federal Reserve maintaining its target fed funds range. The downside scenario assumed COVID-19 mortality increasing and causing a pull-back in the expected economic recovery and decline in consumer confidence and spending, as compared to the base forecast. The upside scenario assumed a more optimistic view for the economic recovery, as compared with the base forecast, including faster GDP growth, declining unemployment rate and improved consumer optimism based on more rapid distribution of COVID-19 vaccines. The Company applies management judgment to add qualitative factors for the impact of the COVID-19 pandemic on industry sectors that are affected by the pandemic.

As of March 31, 2021 and December 31, 2020, PPP loans outstanding were $2.07 billion and $1.57 billion, respectively. As these loans are 100% guaranteed by SBA, the Company believes they will have zero expected loss. Accordingly, as of March 31, 2021 and December 31, 2020, these loans had no related allowance for loan losses.

First quarter of 2021 net charge-offs were $13.4 million or annualized 0.14% of average loans-held-for-investment, compared with $898 thousand or 0.01% of average loan held-for-investment for the first quarter of 2020. The year-over-year change in net loan charge-offs was largely due to higher CRE charge-offs in the first quarter of 2021, compared with CRE recoveries in the first quarter of 2020. Although the COVID-19 pandemic may continue to impact the credit quality of our loan portfolio, the potential effects have been considered in our allowance for loan losses. However, payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of certain loan charge-offs.

The following tables summarize activity in the allowance for loan losses for loans by portfolio segments for the first quarters of 2021 and 2020:

($ in thousands)		Three Months Ended March 31, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
Provision for (reversal of) credit losses on loans	(a)	3,839	(10,277)	(1,391)	8,592	376	22	(113)	1,048
Gross charge-offs		(8,436)	(7,195)	(17)	(71)	(134)	(45)	(1)	(15,899)
Gross recoveries		760	80	1,242	329	77	3	2	2,493
Total net (charge-offs) recoveries		(7,676)	(7,115)	1,225	258	(57)	(42)	1	(13,406)
Foreign currency translation adjustment		(119)	—	—	—	—	—	—	(119)
Allowance for loan losses, end of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506

($ in thousands)		Three Months Ended March 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	60,618	11,435	1,281	1,482	1,700	412	(2,272)	74,656
Gross charge-offs		(11,977)	(954)	—	—	—	—	(26)	(12,957)
Gross recoveries		1,575	9,660	535	21	265	2	1	12,059
Total net (charge-offs) recoveries		(10,402)	8,706	535	21	265	2	(25)	(898)
Foreign currency translation adjustment		(200)	—	—	—	—	—	—	(200)
Allowance for loan losses, end of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003

The following table summarizes activity in the allowance for unfunded credit commitments for the first quarters of 2021 and 2020:

($ in thousands)		Three Months Ended March 31,
		2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$33,577	$11,158
Impact of ASU 2016-13 adoption		—	10,457
Reversal of credit losses on unfunded credit commitments	(b)	(1,048)	(786)
Allowance for unfunded credit commitments, end of period		32,529	20,829
Provision for credit losses	(a) + (b)	$—	$73,870

The allowance for unfunded credit commitments was $32.5 million as of March 31, 2021, compared with $33.6 million as of December 31, 2020.

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and for East West on a stand-alone basis to ensure that the Company is a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, providing regular reports to the Board of Directors. The Company’s liquidity management practices have been effective under normal operating and stressed market conditions.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $49.55 billion as of March 31, 2021, compared with $44.86 billion as of December 31, 2020. The Company’s loan-to-deposit ratio was 80% as of March 31, 2021, compared with 86% as of December 31, 2020.

In addition to deposits, the Company has access to various sources of wholesale funding, as well as borrowing capacity at the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”) to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021			December 31, 2020
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$4,619,133	$4,619,133	$—	$4,017,971	$4,017,971
Interest-bearing deposits with banks	—	741,923	741,923	—	809,728	809,728
Short-term resale agreements	—	1,550,037	1,550,037	—	900,000	900,000
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	77,795	1,942,552	2,020,347	91,637	773,443	865,080
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	510,438	2,906,359	3,416,797	494,132	2,320,532	2,814,664
Foreign government bonds	—	276,328	276,328	—	182,531	182,531
Municipal securities	1,031	419,034	420,065	1,033	395,040	396,073
Non-agency mortgage-backed securities, asset-backed securities and CLOs	356	1,158,677	1,159,033	434	879,908	880,342
Corporate debt securities	1,238	495,405	496,643	1,249	404,719	405,968
Total	$590,858	$14,109,448	$14,700,306	$588,485	$10,683,872	$11,272,357

Unencumbered liquid assets totaled $14.11 billion as of March 31, 2021, compared with $10.68 billion as of December 31, 2020. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means to generate incremental liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. As of March 31, 2021, the Company had available borrowing capacity of $20.78 billion, including $7.37 billion with the FHLB and $6.06 billion with the FRBSF. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs over the next 12 months. Unencumbered loans and/or securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.01 billion as of March 31, 2021. Estimated borrowing capacity from unpledged AFS debt securities totaled $6.34 billion as of March 31, 2021.

In connection with the Company’s participation in the PPP under the CARES Act, the Company has the ability to pledge loans originated under the SBA’s PPP program to the PPPLF, and receive term funding matching the balance and term of the pledged loans. As of March 31, 2021, the Company did not have any outstanding balance under the PPPLF. In comparison, the Company drew down $1.44 billion from the Federal Reserve PPPLF and pledged the same amount in PPP loans as collateral in the second quarter of 2020 and paid off the outstanding amounts under the PPPLF in full during the fourth quarter of 2020.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2020 Form 10-K. As of March 31, 2021, East West held $340.1 million in cash and cash equivalents, after receiving $50.0 million in dividends from the Bank. In comparison, as of December 31, 2020, East West held $439.1 million in cash and cash equivalents. Each year, the dividends from the Bank to East West are sufficient to meet the projected cash obligations of the parent company for the coming year.

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

Liquidity Risk — COVID-19 Pandemic. In response to the ongoing developments related to the COVID-19 pandemic, the Company continues to closely monitor the impact of the pandemic on its business. The uncertainty surrounding the COVID-19 pandemic, and its impact on the financial services industry, could potentially impact the liquidity of the Company. The prolonged strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. However, the Company believes that market conditions have shown signs of improvement after the Federal Reserve stepped in with a broad array of actions to stabilize financial markets and to lower borrowing costs. In December 2020, the CAA, which issued new relief provisions, extended certain provisions of the CARES Act, and provided additional stimulus funding, was signed into law. In addition, the ARPA was signed into law to provide additional relief for individuals and businesses affected by the COVID-19 pandemic in March 2021. The combination of the CAA and additional stimulus legislation passed in 2021 may further enhance economic recovery.

As of March 31, 2021, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact on its business and financial position.

Consolidated Cash Flows Analysis

The following table presents a summary of the Company’s Consolidated Statement of Cash Flows for the periods indicated. While this information may be helpful to highlight business strategies and certain macroeconomic trends, the cash flow analysis may not be as relevant when analyzing changes in the Company’s net earnings and assets. The Company believes that in addition to this traditional cash flow analysis, the discussion related to liquidity in Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q may provide a useful context in evaluating the Company’s liquidity position and related activity.

($ in thousands)	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$371,515	$91,703
Net cash used in investing activities	(4,383,909)	(1,405,330)
Net cash provided by financing activities	4,475,275	1,119,028
Effect of exchange rate changes on cash and cash equivalents	138,281	13,492
Net increase (decrease) in cash and cash equivalents	601,162	(181,107)
Cash and cash equivalents, beginning of period	4,017,971	3,261,149
Cash and cash equivalents, end of period	$4,619,133	$3,080,042

Operating Activities — Net cash provided by operating activities was $371.5 million and $91.7 million for the first quarters of 2021 and 2020, respectively. During the first quarter of 2021, net cash provided by operating activities mainly reflected inflow of $205.0 million from net income, $185.7 million decrease in accrued interest receivable and other assets primarily driven by lower derivative assets, and net income adjusted for certain noncash items of $49.3 million, partially offset by $72.9 million decrease in accrued expenses and other liabilities. In comparison, during the same period in 2020, net cash provided by operating activities mainly reflected inflow of $144.8 million from net income, net income adjusted for certain noncash items of $105.3 million primarily driven by higher provision for credit losses recognized and $304.7 million increase in accrued expenses and other liabilities, partially offset by $462.8 million increase in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $4.38 billion and $1.41 billion for the first quarters of 2021 and 2020, respectively. During the first quarter of 2021, cash used in investing activities primarily reflected $2.45 billion from net purchases of AFS debt securities (net of sales, maturities and paydowns), $1.21 billion used cash for growth in the loan portfolio, and $700.0 million net increase in resale agreements (net of maturities and paydowns). During the same period in 2020, net cash used in investing activities primarily reflected growth in the loan portfolio of $1.14 billion in used cash, $372.0 million net purchases of AFS debt securities (net of sales, maturities and paydowns), and $115.4 million in cash used for interest-bearing deposits with banks. The cash used was partially offset by proceeds of $250.0 million from resale agreements.

Financing Activities — Net cash provided by financing activities was $4.48 billion and $1.12 billion for the first quarters of 2021 and 2020, respectively. During the first quarter of 2021, net cash provided by financing activities primarily reflected a net increase of $4.56 billion in deposits, partially offset by $48.2 million in cash dividends paid. During the same period in 2020, net cash provided by financing activities primarily reflected net increases of $1.37 billion in deposits and $40.0 million in short-term borrowings, partially offset by $146.0 million of cash used in shares repurchased, $100.0 million repayment in FHLB advances and $41.4 million in cash dividends paid.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices including interest rates, foreign exchange rates, interest rate contracts, investment securities prices, credit spreads and related risk resulting from mismatches in rate sensitive assets and liabilities. In the event of market stress, the risk could have a material impact on our results of operations and financial condition.

The Board’s Risk Oversight Committee has primary oversight responsibility. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, which is the primary market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, as well as affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

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

Since the federal funds rate range was lowered to near zero in March 2020 and the Federal Reserve has committed its resources to support the financial markets, business, and state and local governments, it is not expected that rates will decline further, nor is it expected that rates will enter into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of March 31, 2021 are not provided.

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

The federal funds rate range was between 0.00% and 0.25% as of both March 31, 2021 and December 31, 2020. After lowering the range to between 0.00% and 0.25% in March 2020, the Federal Open Market Committee (“FOMC”) pledged to maintain monetary support for the economy. Moreover, in December 2020, acknowledging the uncertain and likely lengthy path to a full post-pandemic economic recovery, the majority of FOMC members projected that the federal funds rate range will likely remain unchanged through 2023. The FOMC statement indicated that the federal funds target rate will remain unchanged until maximum employment has been reached and inflation rises to and remains at 2% for some time. In April 2021, the FOMC confirmed the federal funds target rate at between 0.00% and 0.25% and continuance of its quantitative easing program which suggests a low probability of increases in short term interest rates over the next two years.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in upward direction as of March 31, 2021 and December 31, 2020.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2021	December 31, 2020
+200	13.2%	12.6%
+100	6.0%	5.6%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s net interest income profile as of March 31, 2021 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The potential impact of rate decreases is somewhat muted due to the current low rate environment with the federal funds rate floored and the federal funds rate range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. However, given the current low level of interest rates, the potential for further rate decreases is limited, which reduces the Bank’s exposure to risks associated with falling rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The Company’s estimated twelve-month net interest income sensitivity as of March 31, 2021 was slightly higher as compared with the sensitivity as of December 31, 2020 under both higher rate scenarios. This reflects both an increased asset rate sensitivity in the Company’s assets and an increase in noninterest bearing deposits.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore have a more modest impact. The rate ramp table below shows the net income volatility under a gradual non-parallel shift of the yield curve upward direction, in even quarterly increments over the first 12 months, followed by rates held constant thereafter:

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	March 31, 2021	December 31, 2020
+200 Rate Ramp	5.4%	4.9%
+100 Rate Ramp	2.2%	2.2%
-100 Rate Ramp	NM	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a more meaningful indication of the potential impact of rising interest rates to the Company’s twelve-month net interest income. During the first quarter of 2021, the Company’s modeled asset sensitivity increased slightly under a ramp simulation for the up 200 basis point ramp scenario and remained virtually unchanged for the up 100 basis point ramp interest rate scenario.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of March 31, 2021 and December 31, 2020:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	March 31, 2021	December 31, 2020
+200	4.6%	9.6%
+100	2.4%	4.8%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of March 31, 2021 compared with the results as of December 31, 2020. The changes in EVE sensitivity during this period were primarily due to changes in level and shape of the yield curve.

The Company’s EVE profile as of March 31, 2021 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk-related to interest rate swaps to institutional third parties through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

The following table summarizes certain information concerning derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021		December 31, 2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts:	$275,000	$83,936	$275,000	$84,269
Fair value:
Recognized as an asset	—	908	—	—
Recognized as a liability	1,258	—	1,864	235
Net fair value	$(1,258)	$908	$(1,864)	$(235)
Weighted average interest rates:
Pay fixed (receive floating)	0.483% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Weighted average remaining term to maturity (in months):	22.9	2.8	25.8	2.6
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$17,891,960	$4,036,958	$18,155,678	$3,108,488
Fair value:
Recognized as an asset	319,049	38,654	489,132	30,300
Recognized as a liability	229,032	27,287	315,834	22,524
Net fair value	$90,017	$11,367	$173,298	$7,776

NM — Not meaningful.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in our asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. We use derivatives to hedge the risk of variable cash flows that the Company is exposed to from its variable interest rate borrowings, including repurchase agreements and FHLB advances. The Company also uses derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. For both cash flow and net investment hedges, the change in the fair value of the hedging instruments is recognized in Accumulated other comprehensive (loss) income, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards. As of March 31, 2021, the outstanding foreign currency forwards effectively hedged approximately 50% of the Chinese Renminbi exposure in East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments reflect actions taken for interest rate risk and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

Derivatives Not Designated as Hedging Instruments — The Company enters into interest rate, foreign exchange and energy commodity contracts to support the business requirements of its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through a clearinghouse or over-the-counter.

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

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with customers throughout the terms of these contracts. As of March 31, 2021, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2020 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Impact of Inflation

The consolidated financial statements and related financial data presented in this report have been prepared according to GAAP, which require the measurement of financial and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs and the effect that inflation may have on both short- and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than inflation. While inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies and use of estimates are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgments in applying complex accounting principles to individual transaction and determining the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments. For significant accounting policies and use of estimates, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

Certain accounting policies are considered to have a critical effect on the Company’s Consolidated Financial Statements. Critical accounting policies are defined as those that require the most complex or subjective judgments and are reflective of significant uncertainties, and whose actual results could differ from the Company’s estimates. Future changes in the key variables could change future valuations and impact the results of operations. In each area, the Company has identified the most important variables in the estimation process. The Company has used the best information available to make the estimations necessary for the related assets and liabilities. The following accounting policies are critical to the Company’s Consolidated Financial Statements as they require management to make subjective and complex judgments about matters that are inherently uncertain where actual results could differ materially from the Company’s estimates:

•fair value of financial instruments;
•allowance for loan losses and unfunded credit commitments;
•goodwill impairment; and
•income taxes.

Recently Issued Accounting Standards

For a detailed discussion and disclosure on new accounting pronouncements adopted, see Note 2 — Current Accounting Developments to the Consolidated Financial Statements in this Form 10-Q.

Reconciliation of GAAP to Non-GAAP Financial Measures

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

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ in thousands)		Three Months Ended
		March 31, 2021	December 31, 2020	March 31, 2020
Net interest income before provision for credit losses	(a)	$353,695	$346,581	$362,707
Total noninterest income (1)		72,866	69,832	55,506
Total revenue	(b)	$426,561	$416,413	$418,213

Total noninterest expense (1)	(c)	$191,077	$178,651	$180,333
Less: Amortization of tax credit and other investments (1)		(25,358)	(12,263)	(18,782)
Amortization of core deposit intangibles		(732)	(823)	(953)
Non-GAAP noninterest expense	(d)	$164,987	$165,565	$160,598

Efficiency ratio	(c)/(b)	44.79%	42.90%	43.12%
Non-GAAP efficiency ratio	(d)/(b)	38.68%	39.76%	38.40%

(1)In the fourth quarter of 2020, the Company reclassified certain income/losses from equity-method investments from Amortization of tax credit and other investments to Other investment income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

($ and shares in thousands, except per share data)		March 31, 2021	December 31, 2020	March 31, 2020
Stockholders’ equity	(a)	$5,285,027	$5,269,175	$4,902,985
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(11,151)	(11,899)	(14,769)
Non-GAAP tangible common equity	(b)	$4,808,179	$4,791,579	$4,422,519

Total assets	(c)	$56,874,146	$52,156,913	$45,948,545
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(11,151)	(11,899)	(14,769)
Non-GAAP tangible assets	(d)	$56,397,298	$51,679,317	$45,468,079

Total stockholders’ equity to total assets	(a)/(c)	9.29%	10.10%	10.67%
Non-GAAP tangible common equity to tangible assets	(b)/(d)	8.53%	9.27%	9.73%

Number of common shares at period-end	(e)	141,843	141,565	141,435
Non-GAAP tangible common equity per share	(b)/(e)	$33.90	$33.85	$31.27

(1)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Three Months Ended
		March 31, 2021	December 31, 2020	March 31, 2020
Net income		$204,994	$164,084	$144,824
Add: Amortization of core deposit intangibles		732	823	953
Amortization of mortgage servicing assets		414	428	584
Tax effect of adjustments (1)		(325)	(355)	(436)
Non-GAAP tangible net income	(a)	$205,815	$164,980	$145,925

Average stockholders’ equity		$5,338,098	$5,243,203	$5,022,005
Less: Average goodwill		(465,697)	(465,697)	(465,697)
Average other intangible asset (2)		(11,594)	(12,182)	(15,588)
Average non-GAAP tangible equity	(b)	$4,860,807	$4,765,324	$4,540,720

Return on average non-GAAP tangible equity (3)	(a)/(b)	17.17%	13.77%	12.93%

(1)Applied statutory rates of 28.37% for the three month ended March 31, 2021 and December 31, 2020, and 28.35% for the three months ended March 31, 2020.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in other documents that it files with, or furnishes to, the SEC and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, particularly with regard to developments related to the COVID-19 pandemic. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•the impact of disease pandemics, such as the resurgences and subsequent waves of the COVID-19 pandemic, on the Company, its operations, customers and employees and the markets in which the Company operates and in which its loans are concentrated; and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address such a pandemic, which may precipitate or exacerbate one or more of the below-mentioned or other risks, and significantly disrupt or prevent the Company from operating its business in the ordinary course for an extended period;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the SBA’s PPP, the CARES Act and any similar or related rules and regulations, efforts of the Federal Reserve to provide liquidity to the U.S. financial system, including changes in government interest rate policies, and to provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic, as well as the resulting effect of all such items on the Company’s operations, liquidity and capital position, and on the financial condition of the Company’s borrowers and other customers;
•changes in the U.S. economy, including an economic slowdown or recession, inflation, deflation, housing prices, employment levels, rate of growth and general business conditions;
•changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, the DFPI - Division of Financial Institutions and the SBA;
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
•the soundness of other financial institutions;
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
•impact of the benchmark interest rate reform in the U.S. including the transition away from USD LIBOR to alternative reference rates;

•impact of a communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused, and materially impact the Company’s ability to provide services to its clients;
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
•impact on the Company’s liquidity due to changes in the Company’s ability to pay dividends and repurchase common stock and to receive dividends from its subsidiaries;
•any future strategic acquisitions or divestitures;
•changes in the equity and debt securities markets;
•fluctuations in foreign currency exchange rates;
•impact of climate change, social and sustainability concerns;
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, a reduction in investor demand for mortgage loans and declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s AFS debt securities portfolio; and
•impact of natural or man-made disasters or calamities, such as wildfires and earthquakes, which are particular to California, or conflicts, terrorism or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

Given the ongoing and dynamic nature of the COVID-19 pandemic, it is difficult to predict the full impact of the COVID-19 pandemic on the Company’s business. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments that are uncertain and unpredictable, including the scope, severity and duration of the pandemic and its impact on the Company’s customers, the actions taken by governmental authorities in response to the pandemic as well as its impact on global and regional economies, and the pace of recovery when the COVID-19 pandemic subsides, among others.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2020 Form 10-K under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Item 1. Consolidated Financial Statements — Note 6 — Derivatives and Item 2. MD&A — Risk Management — Market Risk Management in Part I of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Item 1. Consolidated Financial Statements — Note 10 — Commitments and Contingencies — Litigation in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2020 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2021.

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

10.1	Amendment to Employment Agreement — Dominic Ng.* Filed herewith.

10.2	Amendment to Employment Agreement — Douglas Krause.* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LCH	London Clearing House
ALCO	Asset/Liability Committee	LGD	Loss given default
AOCI	Accumulated other comprehensive (loss) income	LIBOR	London Interbank Offered Rate
ARPA	American Rescue Plan Act of 2021	LTV	Loan-to-value
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MMBTU	Million British thermal unit
C&I	Commercial and industrial	Moody's	Moody’s Investors Service
CAA	Consolidated Appropriations Act, 2021	MSLP	Main Street Lending Program
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net asset value
CECL	Current expected credit Losses	OREO	Other real estate owned
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CLO	Collateralized loan obligation	PD	Probability of default
CME	Chicago Mercantile Exchange	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	PPPLF	Paycheck Protection Program Liquidity Facility
CRA	Community Reinvestment Act	RMB	Chinese Renminbi
CRE	Commercial real estate	ROA	Return on average assets
DFPI	California Department of Financial Protection and Innovation	ROE	Return on average equity
EPS	Earnings per share	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	S&P	Standard and Poor's
FCA	Financial Conduct Authority	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
FOMC	Federal Open Market Committee	SEC	U.S. Securities and Exchange Commission
FRBSF	Federal Reserve Bank of San Francisco	TDR	Troubled debt restructuring
FTP	Funds transfer pricing	U.S.	United States
GAAP	Generally accepted accounting principles	USD	U.S. dollar
HELOC	Home equity line of credit	VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 7, 2021

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer