Form 10-Q
period 2021-06-30
EAST WEST BANCORP INC
filed 2021-08-06
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,877,607 shares as of July 31, 2021.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$626,716	$592,117
Interest-bearing cash with banks	5,371,089	3,425,854
Cash and cash equivalents	5,997,805	4,017,971
Interest-bearing deposits with banks	830,279	809,728
Assets purchased under resale agreements (“resale agreements”)	2,299,184	1,460,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $8,411,142 in 2021 and $5,470,523 in 2020; includes assets pledged as collateral of $618,081 in 2021 and $588,484 in 2020)	8,399,460	5,544,658
Restricted equity securities, at cost	76,931	83,046
Loans held-for-sale	1,819	1,788
Loans held-for-investment (net of allowance for loan losses of $585,724 in 2021 and $619,983 in 2020; includes assets pledged as collateral of $24,233,905 in 2021 and $23,263,517 in 2020)	39,485,775	37,770,972
Investments in qualified affordable housing partnerships, net	287,432	213,555
Investments in tax credit and other investments, net	364,187	266,525
Premises and equipment (net of accumulated depreciation of $133,972 in 2021 and $127,884 in 2020)	99,290	103,251
Goodwill	465,697	465,697
Operating lease right-of-use assets	102,609	95,460
Other assets	1,444,408	1,324,262
TOTAL	$59,854,876	$52,156,913
LIABILITIES
Deposits:
Noninterest-bearing	$21,816,721	$16,298,301
Interest-bearing	30,765,854	28,564,451
Total deposits	52,582,575	44,862,752
Short-term borrowings	—	21,009
Federal Home Loan Bank (“FHLB”) advances	248,464	652,612
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	151,997	151,739
Operating lease liabilities	110,105	102,830
Accrued expenses and other liabilities	914,187	796,796
Total liabilities	54,307,328	46,887,738
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,754,406 and 167,240,600 shares issued in 2021 and 2020, respectively	168	167
Additional paid-in capital	1,876,079	1,858,352
Retained earnings	4,335,327	4,000,414
Treasury stock, at cost 25,876,901 shares in 2021 and 25,675,371 shares in 2020	(649,337)	(634,083)
Accumulated other comprehensive (loss) income (“AOCI”), net of tax	(14,689)	44,325
Total stockholders’ equity	5,547,548	5,269,175
TOTAL	$59,854,876	$52,156,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$352,453	$367,393	$694,461	$779,262
AFS debt securities	34,690	21,004	63,790	41,146
Resale agreements	8,021	5,514	14,120	11,139
Restricted equity securities	541	301	1,088	747
Interest-bearing cash and deposits with banks	3,628	4,564	7,260	15,672
Total interest and dividend income	399,333	398,776	780,719	847,966
INTEREST EXPENSE
Deposits	17,998	46,399	39,820	122,802
Short-term borrowings	—	265	42	821
FHLB advances	2,099	3,343	5,168	7,509
Repurchase agreements	1,991	3,540	3,969	7,531
Long-term debt and finance lease liabilities	772	1,454	1,552	2,821
Total interest expense	22,860	55,001	50,551	141,484
Net interest income before provision for credit losses	376,473	343,775	730,168	706,482
(Reversal of) provision for credit losses	(15,000)	102,443	(15,000)	176,313
Net interest income after provision for credit losses	391,473	241,332	745,168	530,169
NONINTEREST INCOME
Lending fees	21,092	21,946	39,449	37,719
Deposit account fees	17,342	10,872	32,725	21,319
Interest rate contracts and other derivative (loss) income	(3,172)	6,107	13,825	13,180
Foreign exchange income	13,007	4,562	22,533	12,381
Wealth management fees	7,951	3,091	14,862	8,444
Net gains on sales of loans	1,491	132	3,272	1,082
Gains on sales of AFS debt securities	632	9,640	824	11,169
Other investment income (expense)	7,596	(1,964)	8,521	1,414
Other income	2,492	1,321	5,286	4,505
Total noninterest income	68,431	55,707	141,297	111,213
NONINTEREST EXPENSE
Compensation and employee benefits	105,426	96,955	213,234	198,915
Occupancy and equipment expense	15,377	16,217	31,299	33,293
Deposit insurance premiums and regulatory assessments	4,274	3,700	8,150	7,127
Deposit account expense	3,817	3,353	7,709	6,916
Data processing	4,035	4,480	8,513	8,306
Computer software expense	7,521	7,301	14,680	13,467
Consulting expense	1,868	1,413	3,343	2,630
Legal expense	1,975	1,530	3,477	4,727
Other operating expense	17,939	19,248	37,546	40,367
Amortization of tax credit and other investments	27,291	21,829	52,649	40,611
Repurchase agreements’ extinguishment cost	—	8,740	—	8,740
Total noninterest expense	189,523	184,766	380,600	365,099
INCOME BEFORE INCOME TAXES	270,381	112,273	505,865	276,283
INCOME TAX EXPENSE	45,639	12,921	76,129	32,107
NET INCOME	$224,742	$99,352	$429,736	$244,176
EARNINGS PER SHARE (“EPS”)
BASIC	$1.58	$0.70	$3.03	$1.71
DILUTED	$1.57	$0.70	$3.01	$1.70
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,868	141,486	141,758	143,150
DILUTED	143,040	141,827	142,963	143,560

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$224,742	$99,352	$429,736	$244,176
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	73,049	17,816	(60,399)	45,269
Net changes in unrealized gains (losses) on cash flow hedges	68	(1,333)	500	(1,333)
Foreign currency translation adjustments	2,234	(230)	885	(2,394)
Other comprehensive income (loss)	75,351	16,253	(59,014)	41,542
COMPREHENSIVE INCOME	$300,093	$115,605	$370,722	$285,718

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2020	141,435,099	$1,833,784	$3,695,759	$(633,439)	$6,881	$4,902,985
Net income	—	—	99,352	—	—	99,352
Other comprehensive income	—	—	—	—	16,253	16,253
Net activity of common stock pursuant to various stock compensation plans and agreements	51,298	8,131	—	(16)	—	8,115
Cash dividends on common stock ($0.275 per share)	—	—	(39,462)	—	—	(39,462)
BALANCE, JUNE 30, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243
BALANCE, APRIL 1, 2021	141,843,036	$1,866,101	$4,158,032	$(649,066)	$(90,040)	$5,285,027
Net income	—	—	224,742	—	—	224,742
Other comprehensive income	—	—	—	—	75,351	75,351
Net activity of common stock pursuant to various stock compensation plans and agreements	34,469	10,146	—	(271)	—	9,875
Cash dividends on common stock ($0.330 per share)	—	—	(47,447)	—	—	(47,447)
BALANCE, JUNE 30, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (1)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	244,176	—	—	244,176
Other comprehensive income	—	—	—	—	41,542	41,542
Net activity of common stock pursuant to various stock compensation plans and agreements	332,694	15,403	—	(7,625)	—	7,778
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.550 per share)	—	—	(79,937)	—	—	(79,937)
BALANCE, JUNE 30, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	429,736	—	—	429,736
Other comprehensive loss	—	—	—	—	(59,014)	(59,014)
Net activity of common stock pursuant to various stock compensation plans and agreements	312,276	17,728	—	(15,254)	—	2,474
Cash dividends on common stock ($0.660 per share)	—	—	(94,823)	—	—	(94,823)
BALANCE, JUNE 30, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$429,736	$244,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,402	68,926
Amortization of premiums and accretion of discount, net	11,310	(18,901)
Stock compensation costs	16,025	14,280
Deferred income tax benefit	2,571	(111)
(Reversal of) provision for credit losses	(15,000)	176,313
Net gains on sales of loans	(3,272)	(1,082)
Gains on sales of AFS debt securities	(824)	(11,169)
Loans held-for-sale:
Originations and purchases	(8,703)	(21,791)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	10,353	18,386
Proceeds from distributions received from equity method investees	3,564	1,107
Net change in accrued interest receivable and other assets	(73,809)	(456,374)
Net change in accrued expenses and other liabilities	(44,113)	257,397
Other net operating activities	5,571	(241)
Total adjustments	(25,925)	26,740
Net cash provided by operating activities	403,811	270,916
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(92,780)	(68,884)
Interest-bearing deposits with banks	(20,534)	(335,497)
Resale agreements:
Proceeds from paydowns and maturities	506,353	350,000
Purchases	(1,345,537)	(500,000)
AFS debt securities:
Proceeds from sales	164,898	484,380
Proceeds from repayments, maturities and redemptions	877,123	848,633
Purchases	(4,015,212)	(1,834,087)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	248,540	144,015
Purchases	(542,839)	(145,695)
Other changes in loans held-for-investment, net	(1,389,832)	(2,475,089)
Proceeds from distributions received from equity method investees	4,983	1,948
Other net investing activities	2,388	(337)
Net cash used in investing activities	(5,602,449)	(3,530,613)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,708,661	3,355,168
Net (decrease) increase in short-term borrowings	(21,143)	225,834
FHLB advances:
Proceeds	—	10,100
Repayment	(405,000)	(100,099)
Repayment of repurchase agreements	—	(150,000)
Repurchase agreements’ extinguishment cost	—	(8,740)
Long-term debt and lease liabilities:
Proceeds from long-term debt	—	1,437,269
Repayment of long-term debt and lease liabilities	(613)	(9,320)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	—	(145,966)
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,180	1,170
Stocks tendered for payment of withholding taxes	(15,254)	(7,625)
Cash dividends paid	(95,060)	(80,271)
Net cash provided by financing activities	7,172,771	4,527,520
Effect of exchange rate changes on cash and cash equivalents	5,701	4,530
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,979,834	1,272,353
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,017,971	3,261,149
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,997,805	$4,533,502

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$52,228	$145,723
Income taxes, net	$114,202	$5,609
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$247,636	$143,283
Loans transferred to other real estate owned (“OREO”) and other foreclosed assets	$13,025	$19,504

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2021, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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
In March 2020, the FASB issued an ASU related to contracts or hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or other reference rates that are expected to be discontinued due to reference rate reform. This ASU provides temporary optional expedients and exceptions regarding the accounting requirements related to the modification of certain contracts, hedging relationships and other transactions that are affected by the reference rate reform. The guidance permits the Company to make a one-time election to sell and/or transfer qualifying held-to-maturity securities, and not to apply modification accounting or remeasure lease payments in lease contracts if the changes to the contract are related to the discontinuation of the reference rate. If certain criteria are met, the amendments also allow exceptions to the de-designation criteria of the hedging relationships and the assessment of hedge effectiveness during the transition period. This one-time election may be made at any time after March 12, 2020, but no later than December 31, 2022. In January 2021, the FASB issued ASU 2021-01 as subsequent amendments, which expanded the scope of Topic 848 to include all affected derivatives and clarified certain optional expedients and exceptions regarding the hedge accounting for derivative contracts affected by the discounting transition.

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

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Fair Value Determination

Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy described below is based on the quality and reliability of the information used to determine fair value. The fair value hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to prices derived from data lacking transparency. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:

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

Available-for-Sale Debt Securities — The fair value of AFS debt securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectation and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices.

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

When available, the Company uses quoted market prices to determine the fair value of AFS debt securities that are classified as Level 1. Level 1 AFS debt securities are comprised of U.S. Treasury securities. When pricing is unavailable from third-party pricing service providers for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. In addition, the Company obtains market quotes from other official published sources. As these valuations are based on observable inputs in the current marketplace, they are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation technique are reviewed periodically.

Equity Securities — Equity securities consisted of mutual funds as of both June 30, 2021 and December 31, 2020. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. The Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure with respect to a majority of these foreign exchange contracts. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of June 30, 2021 and December 31, 2020, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of June 30, 2021, the warrants included on the Consolidated Financial Statements were from private companies. As of December 31, 2020, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its oil and gas loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black-Scholes model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$836,940	$—	$—	$836,940
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,224,511	—	1,224,511
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,188,640	—	1,188,640
Residential mortgage-backed securities	—	2,368,552	—	2,368,552
Municipal securities	—	454,923	—	454,923
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	364,172	—	364,172
Residential mortgage-backed securities	—	772,474	—	772,474
Corporate debt securities	—	552,715	—	552,715
Foreign government bonds	—	283,175	—	283,175
Asset-backed securities	—	61,829	—	61,829
Collateralized loan obligations (“CLOs”)	—	291,529	—	291,529
Total AFS debt securities	$836,940	$7,562,520	$—	$8,399,460

Investments in tax credit and other investments:
Equity securities (1)	$22,345	$4,474	$—	$26,819
Total investments in tax credit and other investments	$22,345	$4,474	$—	$26,819

Derivative assets:
Interest rate contracts	$—	$329,953	$—	$329,953
Foreign exchange contracts	—	29,867	—	29,867
Credit contracts	—	3	—	3
Equity contracts	—	—	223	223
Commodity contracts	—	228,536	—	228,536
Gross derivative assets	$—	$588,359	$223	$588,582
Netting adjustments (2)	$—	$(93,091)	$—	$(93,091)
Net derivative assets	$—	$495,268	$223	$495,491

Derivative liabilities:
Interest rate contracts	$—	$228,952	$—	$228,952
Foreign exchange contracts	—	20,555	—	20,555
Credit contracts	—	87	—	87
Commodity contracts	—	199,327	—	199,327
Gross derivative liabilities	$—	$448,921	$—	$448,921
Netting adjustments (2)	$—	$(253,309)	$—	$(253,309)
Net derivative liabilities	$—	$195,612	$—	$195,612

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,761	$—	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	814,319	—	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,153,770	—	1,153,770
Residential mortgage-backed securities	—	1,660,894	—	1,660,894
Municipal securities	—	396,073	—	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	239,842	—	239,842
Residential mortgage-backed securities	—	289,775	—	289,775
Corporate debt securities	—	405,968	—	405,968
Foreign government bonds	—	182,531	—	182,531
Asset-backed securities	—	63,231	—	63,231
CLOs	—	287,494	—	287,494
Total AFS debt securities	$50,761	$5,493,897	$—	$5,544,658

Investments in tax credit and other investments:
Equity securities (1)	$22,548	$8,724	$—	$31,272
Total investments in tax credit and other investments	$22,548	$8,724	$—	$31,272

Derivative assets:
Interest rate contracts	$—	$489,132	$—	$489,132
Foreign exchange contracts	—	30,300	—	30,300
Credit contracts	—	13	—	13
Equity contracts	—	585	273	858
Commodity contracts	—	82,451	—	82,451
Gross derivative assets	$—	$602,481	$273	$602,754
Netting adjustments (2)	$—	$(101,512)	$—	$(101,512)
Net derivative assets	$—	$500,969	$273	$501,242

Derivative liabilities:
Interest rate contracts	$—	$317,698	$—	$317,698
Foreign exchange contracts	—	22,759	—	22,759
Credit contracts	—	206	—	206
Commodity contracts	—	84,165	—	84,165
Gross derivative liabilities	$—	$424,828	$—	$424,828
Netting adjustments (2)	$—	$(184,697)	$—	$(184,697)
Net derivative liabilities	$—	$240,131	$—	$240,131

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

For the three and six months ended June 30, 2021 and 2020, Level 3 fair value measurements that were measured on a recurring basis consisted of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity Contracts
Beginning balance	$272	$713	$273	$421
Total gains included in earnings (1)	47	7,976	46	8,268
Settlements	(96)	—	(96)	—
Transfers out of Level 3 (2)	—	(8,373)	—	(8,373)
Ending balance	$223	$316	$223	$316

(1)Includes unrealized (losses) gains of $(27) thousand and $8.0 million for the three months ended June 30, 2021 and 2020, respectively, and $(29) thousand and $8.3 million for the six months ended June 30, 2021 and 2020, respectively. The realized/unrealized gains (losses) of equity contracts are included in Lending fees on the Consolidated Statement of Income.
(2)During the three and six months ended June 30, 2020, the Company transferred $8.4 million of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity contracts, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2021 and December 31, 2020, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2021
Derivative assets:
Equity contracts	$223	Black-Scholes option pricing model	Equity volatility	41% — 53%	47%
			Liquidity discount	47%	47%
December 31, 2020
Derivative assets:
Equity contracts	$273	Black-Scholes option pricing model	Equity volatility	46% — 61%	53%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of June 30, 2021 and December 31, 2020.

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

•When the repayment of an individually evaluated loan is dependent on the sale of the collateral, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, or unavailable. An internal valuation utilizes one or more valuation techniques such as the income, market and/or cost approaches.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company conducts due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process to ensure realizable book values and that there is no significant tax credit recapture risk. This monitoring process includes the quarterly review of the financial statements, the annual review of tax returns of the investment entity, the annual review of the financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment (“OTTI”) on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value changes measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$110,211	$110,211
Commercial real estate (“CRE”):
CRE	—	—	53,509	53,509
Multifamily residential	—	—	2,428	2,428
Construction and land	—	—	4,191	4,191
Total commercial	—	—	170,339	170,339
Consumer:
Residential mortgage:
Single-family residential	—	—	1,125	1,125
Home equity lines of credit (“HELOCs”)	—	—	3,605	3,605
Total consumer	—	—	4,730	4,730
Total loans held-for-investment	$—	$—	$175,069	$175,069
OREO (1)	$—	$—	$14,914	$14,914

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$143,331	$143,331
CRE:
CRE	—	—	42,894	42,894
Total commercial	—	—	186,225	186,225
Consumer:
Residential mortgage:
HELOCs	—	—	1,146	1,146
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,637	3,637
Total loans held-for-investment	$—	$—	$189,862	$189,862
Investments in tax credit and other investments, net	$—	$—	$3,140	$3,140
OREO (1)	$—	$—	$15,824	$15,824

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the (decrease) increase in fair value of assets for which a nonrecurring fair value adjustment has been recognized for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loans held-for-investment:
Commercial:
C&I	$(6,462)	$(8,846)	$(15,530)	$(30,372)
CRE:
CRE	(275)	(271)	(7,336)	(276)
Multifamily residential	2	—	(6)	—
Construction and land	(209)	—	(280)	—
Total commercial	(6,944)	(9,117)	(23,152)	(30,648)
Consumer:
Residential mortgage:
Single-family residential	—	—	(8)	—
HELOCs	3	(64)	(23)	(257)
Other consumer	(2,491)	—	(2,491)	2,491
Total consumer	(2,488)	(64)	(2,522)	2,234
Total loans held-for-investment	$(9,432)	$(9,181)	$(25,674)	$(28,414)
Investments in tax credit and other investments, net	$877	$(733)	$877	$(583)
OREO	$(910)	$—	$(910)	$—
Other nonperforming assets	$—	$—	$(3,890)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2021 and December 31, 2020:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2021
Loans held-for-investment	$96,038	Discounted cash flows	Discount	4% — 20%	9%
	$13,638	Fair value of collateral	Discount	20% — 40%	34%
	$65,393	Fair value of property	Selling cost	7% — 8%	8%
OREO	$14,914	Fair value of property	Selling cost	8%	8%

December 31, 2020
Loans held-for-investment	$104,783	Discounted cash flows	Discount	3% — 15%	11%
	$22,207	Fair value of collateral	Discount	10% — 26%	15%
	$15,879	Fair value of collateral	Contract value	NM	NM
	$46,993	Fair value of property	Selling cost	7% — 26%	10%
Investments in tax credit and other investments, net	$3,140	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$15,824	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2021 and December 31, 2020.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights that are included in Other assets, and accrued interest payable that is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	June 30, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,997,805	$5,997,805	$—	$—	$5,997,805
Interest-bearing deposits with banks	$830,279	$—	$830,279	$—	$830,279
Resale agreements	$2,299,184	$—	$2,290,097	$—	$2,290,097
Restricted equity securities, at cost	$76,931	$—	$76,931	$—	$76,931
Loans held-for-sale	$1,819	$—	$1,819	$—	$1,819
Loans held-for-investment, net	$39,485,775	$—	$—	$39,414,107	$39,414,107
Mortgage servicing rights	$5,373	$—	$—	$8,788	$8,788
Accrued interest receivable	$154,810	$—	$154,810	$—	$154,810
Financial liabilities:
Demand, checking, savings and money market deposits	$44,151,817	$—	$44,151,817	$—	$44,151,817
Time deposits	$8,430,758	$—	$8,442,834	$—	$8,442,834
FHLB advances	$248,464	$—	$250,871	$—	$250,871
Repurchase agreements	$300,000	$—	$314,315	$—	$314,315
Long-term debt	$147,515	$—	$150,232	$—	$150,232
Accrued interest payable	$10,279	$—	$10,279	$—	$10,279

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,017,971	$4,017,971	$—	$—	$4,017,971
Interest-bearing deposits with banks	$809,728	$—	$809,728	$—	$809,728
Resale agreements	$1,460,000	$—	$1,464,635	$—	$1,464,635
Restricted equity securities, at cost	$83,046	$—	$83,046	$—	$83,046
Loans held-for-sale	$1,788	$—	$1,788	$—	$1,788
Loans held-for-investment, net	$37,770,972	$—	$—	$37,803,940	$37,803,940
Mortgage servicing rights	$5,522	$—	$—	$8,435	$8,435
Accrued interest receivable	$150,140	$—	$150,140	$—	$150,140
Financial liabilities:
Demand, checking, savings and money market deposits	$35,862,403	$—	$35,862,403	$—	$35,862,403
Time deposits	$9,000,349	$—	$9,016,884	$—	$9,016,884
Short-term borrowings	$21,009	$—	$21,009	$—	$21,009
FHLB advances	$652,612	$—	$659,631	$—	$659,631
Repurchase agreements	$300,000	$—	$317,850	$—	$317,850
Long-term debt	$147,376	$—	$150,131	$—	$150,131
Accrued interest payable	$11,956	$—	$11,956	$—	$11,956

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2021 and December 31, 2020.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.31 billion and $1.16 billion as of June 30, 2021 and December 31, 2020, respectively. The weighted-average yields were 1.54% and 2.14% for the three months ended June 30, 2021 and 2020, respectively; and 1.55% and 2.32% for the six months ended June 30, 2021 and 2020, respectively.

Loans Purchased under Resale Agreements — The Company participated in resale agreements collateralized with loans with multiple counterparties starting in the fourth quarter of 2020. Total loans purchased under resale agreements were $989.2 million and $300.0 million as of June 30, 2021 and December 31, 2020, respectively. The weighted-average yields were 1.47% and 1.64% for the three and six months ended June 30, 2021, respectively.

Assets Sold under Repurchase Agreements — As of June 30, 2021, the collateral for the repurchase agreements were comprised of U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $300.0 million as of both June 30, 2021 and December 31, 2020. The weighted-average interest rates were 2.63% and 3.40% for the three months ended June 30, 2021 and 2020, respectively, and 2.65% and 3.76% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, all repurchase agreements will mature in 2023.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master repurchase agreements that, in the event of default by the counterparty, provide the Company the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. Collateral received includes securities and loans that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Securities received or pledged as collateral in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and are usually delivered to and held by the third-party trustees.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Received
Resale agreements	$2,299,184	$—	$2,299,184	$(2,285,058)	(1)	$14,126

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$1,460,000	$—	$1,460,000	$(1,458,700)	(1)	$1,300

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

(1)Represents the fair value of securities and loans the Company has received under resale agreements, limited to the amount of the recognized asset due from each counterparty for presentation purposes. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS debt securities as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$841,890	$1,148	$(6,098)	$836,940
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,237,278	5,835	(18,602)	1,224,511
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,177,949	23,374	(12,683)	1,188,640
Residential mortgage-backed securities	2,375,536	18,186	(25,170)	2,368,552
Municipal securities	445,028	11,532	(1,637)	454,923
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	360,704	5,282	(1,814)	364,172
Residential mortgage-backed securities	772,382	2,308	(2,216)	772,474
Corporate debt securities	558,295	8,597	(14,177)	552,715
Foreign government bonds	286,579	512	(3,916)	283,175
Asset-backed securities	61,501	335	(7)	61,829
CLOs	294,000	—	(2,471)	291,529
Total AFS debt securities	$8,411,142	$77,109	$(88,791)	$8,399,460

($ in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,310	$451	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	806,814	8,765	(1,260)	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,125,174	34,306	(5,710)	1,153,770
Residential mortgage-backed securities	1,634,553	27,952	(1,611)	1,660,894
Municipal securities	382,573	13,588	(88)	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	234,965	6,107	(1,230)	239,842
Residential mortgage-backed securities	288,520	1,761	(506)	289,775
Corporate debt securities	406,323	3,493	(3,848)	405,968
Foreign government bonds	183,828	163	(1,460)	182,531
Asset-backed securities	63,463	10	(242)	63,231
CLOs	294,000	—	(6,506)	287,494
Total AFS debt securities	$5,470,523	$96,596	$(22,461)	$5,544,658

As of June 30, 2021 and December 31, 2020, the amortized cost of AFS debt securities excluded accrued interest receivables of $30.0 million and $22.3 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2020 Form 10-K.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020.

($ in thousands)	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$544,599	$(6,098)	$—	$—	$544,599	$(6,098)
U.S. government agency and U.S. government sponsored enterprise debt securities	782,327	(17,402)	23,776	(1,200)	806,103	(18,602)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	491,515	(11,487)	28,399	(1,196)	519,914	(12,683)
Residential mortgage-backed securities	1,346,061	(25,170)	—	—	1,346,061	(25,170)
Municipal securities	108,695	(1,637)	—	—	108,695	(1,637)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	102,043	(1,806)	15,579	(8)	117,622	(1,814)
Residential mortgage-backed securities	464,404	(2,216)	—	—	464,404	(2,216)
Corporate debt securities	254,723	(11,277)	57,100	(2,900)	311,823	(14,177)
Foreign government bonds	59,189	(3,146)	92,844	(770)	152,033	(3,916)
Asset-backed securities	15,948	(7)	—	—	15,948	(7)
CLOs	—	—	291,529	(2,471)	291,529	(2,471)
Total AFS debt securities	$4,169,504	$(80,246)	$509,227	$(8,545)	$4,678,731	$(88,791)

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$352,521	$(1,260)	$—	$—	$352,521	$(1,260)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	292,596	(5,656)	3,543	(54)	296,139	(5,710)
Residential mortgage-backed securities	342,561	(1,611)	—	—	342,561	(1,611)
Municipal securities	24,529	(88)	—	—	24,529	(88)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	58,738	(1,230)	7,920	—	66,658	(1,230)
Residential mortgage-backed securities	90,156	(506)	—	—	90,156	(506)
Corporate debt securities	251,674	(3,645)	9,798	(203)	261,472	(3,848)
Foreign government bonds	106,828	(1,460)	—	—	106,828	(1,460)
Asset-backed securities	—	—	34,104	(242)	34,104	(242)
CLOs	—	—	287,494	(6,506)	287,494	(6,506)
Total AFS debt securities	$1,519,603	$(15,456)	$342,859	$(7,005)	$1,862,462	$(22,461)

As of June 30, 2021, the Company had a total of 253 AFS debt securities in a gross unrealized loss position with no credit impairment that were comprised primarily of 102 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 34 U.S. government agency and U.S. government-sponsored enterprise debt securities, and 18 corporate debt securities. In comparison, as of December 31, 2020, the Company had a total of 104 AFS debt securities in a gross unrealized loss position with no credit impairment that were comprised primarily of 46 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities and 17 corporate debt securities.

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

The gross unrealized losses presented in the above tables were primarily attributable to yield curve movements and widened liquidity spreads. Securities that were in unrealized loss positions as of June 30, 2021 were mainly comprised of the following:

•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of June 30, 2021 was primarily due to interest rate movement. These securities (issued by Fannie Mae, Ginnie Mae and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard and Poor's (“S&P”) and Fitch Ratings (“Fitch”), respectively). The Company expects to receive all contractual cash flows on time and believes the risk of credit losses on these securities is remote.
•U.S. government agency and U.S. government-sponsored enterprise debt securities — The market value decline as of June 30, 2021 was primarily due to interest rate movement. The securities consisted of the debt securities issued by:
–Federal Farm Credit Bank, Fannie Mae, Freddie Mac, and U.S. International Development Finance Corporation (rated Aaa, AA+ and AAA by Moody’s, S&P and Fitch, respectively).
–FHLB debt obligations (rated Aaa and AA+ by Moody’s and S&P, respectively).
These securities are guaranteed or issued by entities sponsored by the U.S. government and the credit profiles are strong. The Company expects to receive all contractual cash flows on time and believes the risk of credit losses on these securities is remote.
•Corporate debt securities — The market value decline as of June 30, 2021 was primarily due to interest rate movement and spread widening. Since credit profiles of these securities are strong (rated BBB- or higher by Moody’s, S&P, Kroll Bond Rating Agency and Fitch), and the contractual payments from these bonds have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is remote.

The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic has been reduced by the government’s aggressive monetary policy, including benchmark rate cuts, and various relief measures that contributed to the gradual and steady recovery of the market to pre-pandemic levels. Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if near-term credit performance could suffer from future unpredictable impacts of the COVID-19 pandemic, including new and more contagious variants.

As of June 30, 2021 and December 31, 2020, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of June 30, 2021 and December 31, 2020 provided against these securities. In addition, there was no provision for credit losses recognized for the three and six months ended June 30, 2021 and 2020.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains	$632	$9,640	$824	$11,169
Related tax expense	$187	$2,850	$244	$3,302

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of June 30, 2021. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$1,379,762	$1,353,523
Due after one year through five years	785,678	790,794
Due after five years through ten years	1,483,790	1,491,799
Due after ten years	4,761,912	4,763,344
Total AFS debt securities	$8,411,142	$8,399,460

As of June 30, 2021 and December 31, 2020, AFS debt securities with fair values of $618.1 million and $588.5 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$59,681	$59,249
FHLB stock	17,250	23,797
Total restricted equity securities	$76,931	$83,046

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of June 30, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	June 30, 2021				December 31, 2020
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$275,000		$—	$1,184	$275,000		$—	$1,864
Net investment hedges:
Foreign exchange contracts	85,176		—	195	84,269		—	235
Total derivatives designated as hedging instruments	$360,176		$—	$1,379	$359,269		$—	$2,099
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,836,695		$329,953	$227,768	$18,155,678		$489,132	$315,834
Foreign exchange contracts	3,756,284		29,867	20,360	3,108,488		30,300	22,524
Credit contracts	83,693		3	87	76,992		13	206
Equity contracts	—	(1)	223	—	—	(1)	858	—
Commodity contracts	—	(2)	228,536	199,327	—	(2)	82,451	84,165
Total derivatives not designated as hedging instruments	$21,676,672		$588,582	$447,542	$21,341,158		$602,754	$422,729
Gross derivative assets/liabilities			$588,582	$448,921			$602,754	$424,828
Less: Master netting agreements			(89,723)	(89,723)			(93,063)	(93,063)
Less: Cash collateral received/paid			(3,368)	(163,586)			(8,449)	(91,634)
Net derivative assets/liabilities			$495,491	$195,612			$501,242	$240,131

(1)The Company held equity contracts in 14 private companies as of June 30, 2021. In comparison, the Company held equity contracts in two public companies and 17 private companies as of December 31, 2020.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 8,484 thousand barrels of crude oil and 119,921 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2021. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 6,321 thousand barrels of crude oil and 109,635 thousand MMBTUs of natural gas as of December 31, 2020. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

As of both June 30, 2021 and December 31, 2020, there were no fair value hedges or hedged certificates of deposit outstanding. There were no gains or losses recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for both the three and six months ended June 30, 2021. In comparison, the net gains recognized on interest rate swaps were $951 thousand and $3.0 million, and the net losses recognized on certificates of deposit were $357 thousand and $1.7 million for the three and six months ended June 30, 2020, respectively, both of which were recorded in interest expense on the Consolidated Statement of Income.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges to limit the exposure to the variability in interest payments on certain floating rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of June 30, 2021, the Company expected to reclassify an estimated $605 thousand of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2021 and 2020. The after-tax impact of cash flow hedges on AOCI is discussed in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Losses) gains recognized in AOCI	$(106)	$(1,483)	$320	$(1,483)
(Losses) gains reclassified from AOCI to interest expense	$(201)	$377	$(378)	$377

Net Investment Hedges — ASC 830-20, Foreign Currency Matters — Foreign Currency Transactions and ASC 815, Derivatives and Hedging, allow hedging of the foreign currency risk of a net investment in a foreign operation. The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges involve hedging the risk of changes in the USD equivalent value of a designated monetary amount of the Bank’s net investment in East West Bank (China) Limited, against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The Company may de-designate the net investment hedges when the Company expects the hedge will cease to be effective.

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Losses) gains recognized in AOCI	$(1,643)	$(377)	$(1,543)	$627

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow the customers to hedge against the risk of rising interest rates on their variable rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$850,152	$—	$650	Purchased options	$850,152	$656	$—
Sold collars and corridors	424,212	3,864	218	Collars and corridors	424,212	214	3,910
Swaps	7,628,895	309,520	25,743	Swaps	7,659,072	15,699	197,247
Total	$8,903,259	$313,384	$26,611	Total	$8,933,436	$16,569	$201,157

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,393	$—	$115	Purchased options	$957,393	$101	$15
Sold collars and corridors	518,477	7,673	—	Collars and corridors	518,477	—	7,717
Swaps	7,586,414	479,634	1,364	Swaps	7,617,524	1,724	306,623
Total	$9,062,284	$487,307	$1,479	Total	$9,093,394	$1,825	$314,355

Included in the total notional amount of $8.93 billion of interest rate contracts entered into with financial counterparties as of June 30, 2021, was a notional amount of $2.96 billion of interest rate swaps that cleared through London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $13.4 million and liability fair value of $120.0 million as of June 30, 2021. In comparison, included in the total notional amount of $9.09 billion of interest rate contracts entered into with financial counterparties as of December 31, 2020 was a notional amount of $2.98 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.3 million and liability fair values of $187.4 million as of December 31, 2020.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2021 and December 31, 2020.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$2,299,644	$20,026	$16,189	Forwards and spot	$219,671	$1,575	$1,083
Swaps	103,086	182	651	Swaps	892,913	8,052	2,405
Written options	118,350	—	31	Purchased options	118,350	31	—
Collars	2,135	1	—	Collars	2,135	—	1
Total	$2,523,215	$20,209	$16,871	Total	$1,233,069	$9,658	$3,489

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,522,888	$17,575	$17,928	Forwards and spot	$145,197	$1,230	$273
Swaps	13,590	872	91	Swaps	1,191,355	10,049	3,658
Written options	117,729	—	574	Purchased options	117,729	574	—
Total	$1,654,207	$18,447	$18,593	Total	$1,454,281	$11,853	$3,931

Credit Contracts — The Company may periodically enter into RPAs with institutional counterparties to manage the credit exposure on interest rate contracts associated with syndicated loans. The Company may enter into protection sold or protection purchased RPAs. Under the RPAs, the Company will disburse or receive a payment if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is part of the normal credit review process. The majority of the reference entities of the protection sold RPAs were investment grade as of June 30, 2021, while all were investment grade as of December 31, 2020. Assuming the underlying borrower referenced in the interest rate contracts defaulted as of June 30, 2021 and December 31, 2020, the maximum exposure of protection sold RPAs would be $5.0 million and $6.0 million, respectively. As of June 30, 2021 and December 31, 2020, the weighted-average remaining maturities of the outstanding protection sold RPAs were 3.7 years and 3.5 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$72,979	$—	$87	$66,278	$—	$206
RPAs - protection purchased	10,714	3	—	10,714	13	—
Total RPAs	$83,693	$3	$87	$76,992	$13	$206

Equity Contracts — Periodically, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in 14 private companies as of June 30, 2021, and held warrants in two public companies and 17 private companies as of December 31, 2020. The total fair value of the warrants held in both public and private companies was $223 thousand and $858 thousand as of June 30, 2021 and December 31, 2020, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of June 30, 2021 and December 31, 2020:

($ and units in thousands)	June 30, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	210	Barrels	$288	$2	Purchased options	210	Barrels	$—	$241
Collars	2,406	Barrels	28,308	35	Collars	2,406	Barrels	35	27,811
Swaps	5,868	Barrels	92,924	27	Swaps	5,868	Barrels	60	76,813
Total	8,484		$121,520	$64	Total	8,484		$95	$104,865

Natural gas:					Natural gas:
Written options	5,336	MMBTUs	$3	$16	Purchased options	5,336	MMBTUs	$16	$3
Collars	18,178	MMBTUs	9,327	—	Collars	23,468	MMBTUs	—	7,879
Swaps	96,407	MMBTUs	72,438	25,144	Swaps	103,653	MMBTUs	25,137	61,356
Total	119,921		$81,768	$25,160	Total	132,457		$25,153	$69,238
Total			$203,288	$25,224	Total			$25,248	$174,103

($ and units in thousands)	December 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Collars	2,022	Barrels	$2,344	$2,193	Collars	2,022	Barrels	$2,217	$2,402
Swaps	4,299	Barrels	9,282	14,283	Swaps	4,299	Barrels	8,220	7,135
Total	6,321		$11,626	$16,476	Total	6,321		$10,437	$9,537

Natural gas:					Natural gas:
Written options	597	MMBTUs	$—	$59	Purchased options	597	MMBTUs	$59	$—
Collars	12,733	MMBTUs	1,063	205	Collars	16,293	MMBTUs	205	813
Swaps	96,305	MMBTUs	32,073	27,238	Swaps	103,973	MMBTUs	26,988	29,837
Total	109,635		$33,136	$27,502	Total	120,863		$27,252	$30,650
Total			$44,762	$43,978	Total			$37,689	$40,187

As of June 30, 2021, the notional quantities that cleared through the Chicago Mercantile Exchange (“CME”) totaled 1,097 thousand barrels of crude oil and 26,515 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $3.8 million and to the liability fair value of $29.2 million as of June 30, 2021, to a net fair value liability of $3.9 million. In comparison, the notional quantities that cleared through CME totaled 1,275 thousand barrels of crude oil and 29,733 thousand MMBTUs of natural gas as of December 31, 2020. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $7.9 million and to the liability fair value of $3.7 million, as of December 31, 2020, to a net fair value of zero.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(5,338)	$(5,361)	$8,563	$(12,372)
Foreign exchange contracts	Foreign exchange income	11,972	6,201	22,215	9,062
Credit contracts	Interest rate contracts and other derivative income	150	(75)	195	(98)
Equity contracts	Lending fees	74	8,070	385	8,379
Commodity contracts	Interest rate contracts and other derivative income	(188)	(71)	(19)	(47)
Net gains		$6,670	$8,764	$31,339	$4,924

Credit Risk-Related Contingent Features — Certain over-the-counter derivative contracts of the Company contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. These events, which are defined by the existing derivative contracts, primarily relate to a downgrade in the credit rating of East West Bank to below investment grade. As of June 30, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $89.3 million, in which $89.1 million of collateral was posted to cover these positions. As of December 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $107.4 million, in which $106.8 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of June 30, 2021 and December 31, 2020.

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

($ in thousands)	As of June 30, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$588,582	$(89,723)	$(3,368)	$495,491	$—	$495,491
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$448,921	$(89,723)	$(163,586)	$195,612	$(155,245)	$40,367

($ in thousands)	As of December 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$602,754	$(93,063)	$(8,449)	$501,242	$(35)	$501,207
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$424,828	$(93,063)	$(91,634)	$240,131	$(221,150)	$18,981

(1)Includes $940 thousand and $1.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $842 thousand and $220 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $9.8 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively. Of the gross cash collateral received, $3.4 million and $8.4 million were used to offset against derivative assets as of June 30, 2021 and December 31, 2020, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $163.9 million and $91.6 million as of June 30, 2021 and December 31, 2020, respectively. Of the gross cash collateral pledged, $163.6 million and $91.6 million were used to offset against derivative liabilities as of June 30, 2021 and December 31, 2020, respectively.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Commercial:
C&I (1)	$13,790,461	$13,631,726
CRE:
CRE	11,711,369	11,174,611
Multifamily residential	3,219,796	3,033,998
Construction and land	460,678	599,692
Total CRE	15,391,843	14,808,301
Total commercial	29,182,304	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,869,370	8,185,953
HELOCs	1,872,166	1,601,716
Total residential mortgage	10,741,536	9,787,669
Other consumer	147,659	163,259
Total consumer	10,889,195	9,950,928
Total loans held-for-investment (2)	$40,071,499	$38,390,955
Allowance for loan losses	(585,724)	(619,983)
Loans held-for-investment, net (2)	$39,485,775	$37,770,972

(1)Includes Paycheck Protection Program (“PPP”) loans of $1.43 billion and $1.57 billion as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(67.0) million and $(58.8) million as of June 30, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(25.9) million and $(12.7) million as of June 30, 2021 and December 31, 2020, respectively.

Loans held-for-investment accrued interest receivable was $103.6 million and $107.5 million as of June 30, 2021 and December 31, 2020, respectively, and is presented in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

Loans totaling $24.23 billion and $23.26 billion as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRBSF and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring process. For the commercial portfolio, loans are risk rated based on an analysis of the borrower’s current payment performance or delinquency, repayment sources, financial and liquidity factors, including industry and geographic considerations. For the majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings. The Company utilizes internal credit risk ratings to assign each individual loan a risk rating of one through 10. Loans risk rated one through five are assigned an internal risk rating of “Pass.” Loans risk rated one are typically loans fully secured by cash. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of six have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating of “Special Mention.” Loans assigned a risk rating of seven or eight have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard.” Loans assigned a risk rating of nine have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful.” Loans assigned a risk rating of 10 are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss.” Exposures categorized as criticized consist of special mention, substandard, doubtful and loss categories. The Company reviews the internal risk ratings of its loan portfolio on a regular basis, and adjusts the ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following tables summarize the Company’s loans held-for-investment as of June 30, 2021 and December 31, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

	June 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
($ in thousands)	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$2,473,716	$2,133,586	$1,062,978	$333,190	$200,711	$261,156	$6,706,592	$29,175	$13,201,104
Criticized (accrual)	63,030	115,148	87,636	13,847	3,184	4,939	218,348	—	506,132
Criticized (nonaccrual)	16,760	814	2,114	20,977	12,748	1,377	28,435	—	83,225
Total C&I	2,553,506	2,249,548	1,152,728	368,014	216,643	267,472	6,953,375	29,175	13,790,461
CRE:
CRE:
Pass	1,296,562	2,215,380	2,316,293	2,142,042	1,239,195	2,021,101	153,758	24,073	11,408,404
Criticized (accrual)	80,204	13,844	48,131	9,743	33,358	58,905	—	—	244,185
Criticized (nonaccrual)	4,500	—	—	46,829	5,868	1,583	—	—	58,780
Total CRE	1,381,266	2,229,224	2,364,424	2,198,614	1,278,421	2,081,589	153,758	24,073	11,711,369
Multifamily residential:
Pass	384,655	760,226	743,769	454,684	338,701	469,340	6,430	—	3,157,805
Criticized (accrual)	—	—	728	22,337	6,035	29,998	—	—	59,098
Criticized (nonaccrual)	—	—	—	1,189	—	1,704	—	—	2,893
Total multifamily residential	384,655	760,226	744,497	478,210	344,736	501,042	6,430	—	3,219,796
Construction and land:
Pass	54,054	120,898	130,702	111,112	—	1,421	—	—	418,187
Criticized (accrual)	3,440	—	—	—	—	19,151	—	—	22,591
Criticized (nonaccrual)	—	—	—	—	—	19,900	—	—	19,900
Total construction and land	57,494	120,898	130,702	111,112	—	40,472	—	—	460,678
Total CRE	1,823,415	3,110,348	3,239,623	2,787,936	1,623,157	2,623,103	160,188	24,073	15,391,843
Total commercial	4,376,921	5,359,896	4,392,351	3,155,950	1,839,800	2,890,575	7,113,563	53,248	29,182,304
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	1,526,669	2,319,273	1,567,312	1,273,541	879,004	1,282,396	—	—	8,848,195
Criticized (accrual)	—	397	156	1,100	—	—	—	—	1,653
Criticized (nonaccrual) (1)	1,125	—	1,420	2,667	2,245	12,065	—	—	19,522
Total single-family residential mortgage	1,527,794	2,319,670	1,568,888	1,277,308	881,249	1,294,461	—	—	8,869,370
HELOCs:
Pass	—	1,938	1,501	1,824	4,508	11,385	1,592,348	247,174	1,860,678
Criticized (accrual)	—	—	—	201	—	600	366	—	1,167
Criticized (nonaccrual)	—	—	618	188	3,533	1,927	—	4,055	10,321
Total HELOCs	—	1,938	2,119	2,213	8,041	13,912	1,592,714	251,229	1,872,166
Total residential mortgage	1,527,794	2,321,608	1,571,007	1,279,521	889,290	1,308,373	1,592,714	251,229	10,741,536
Other consumer:
Pass	4,096	7,228	—	—	1,741	81,906	50,166	—	145,137
Criticized (accrual)	19	—	—	—	—	—	—	—	19
Criticized (nonaccrual)	—	—	—	—	2,491	—	12	—	2,503
Total other consumer	4,115	7,228	—	—	4,232	81,906	50,178	—	147,659
Total consumer	1,531,909	2,328,836	1,571,007	1,279,521	893,522	1,390,279	1,642,892	251,229	10,889,195
Total	$5,908,830	$7,688,732	$5,963,358	$4,435,471	$2,733,322	$4,280,854	$8,756,455	$304,477	$40,071,499

($ in thousands)	December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,912,147	$1,477,740	$483,725	$245,594	$69,482	$245,615	$6,431,003	$29,487	$12,894,793
Criticized (accrual)	120,183	74,601	56,785	19,426	1,487	5,872	324,640	—	602,994
Criticized (nonaccrual)	2,125	25,267	22,240	18,787	4,964	1,592	58,964	—	133,939
Total C&I	4,034,455	1,577,608	562,750	283,807	75,933	253,079	6,814,607	29,487	13,631,726
CRE:
CRE:
Pass	2,296,649	2,402,136	2,310,748	1,328,251	732,694	1,529,681	173,267	19,064	10,792,490
Criticized (accrual)	47,459	63,654	43,447	98,259	2,094	80,662	—	—	335,575
Criticized (nonaccrual)	—	—	42,067	1,115	—	3,364	—	—	46,546
Total CRE	2,344,108	2,465,790	2,396,262	1,427,625	734,788	1,613,707	173,267	19,064	11,174,611
Multifamily residential:
Pass	783,671	783,589	479,959	411,945	181,213	348,751	5,895	—	2,995,023
Criticized (accrual)	—	735	22,330	6,101	264	5,877	—	—	35,307
Criticized (nonaccrual)	—	—	1,475	—	—	2,193	—	—	3,668
Total multifamily residential	783,671	784,324	503,764	418,046	181,477	356,821	5,895	—	3,033,998
Construction and land:
Pass	224,924	172,707	156,712	—	20,897	1,028	—	—	576,268
Criticized (accrual)	3,524	—	—	—	—	19,900	—	—	23,424
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Total construction and land	228,448	172,707	156,712	—	20,897	20,928	—	—	599,692
Total CRE	3,356,227	3,422,821	3,056,738	1,845,671	937,162	1,991,456	179,162	19,064	14,808,301
Total commercial	7,390,682	5,000,429	3,619,488	2,129,478	1,013,095	2,244,535	6,993,769	48,551	28,440,027
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,385,853	1,813,200	1,501,660	1,021,707	523,170	921,714	—	—	8,167,304
Criticized (accrual)	—	1,429	—	—	119	1,034	—	—	2,582
Criticized (nonaccrual) (1)	—	226	812	1,789	1,994	11,246	—	—	16,067
Total single-family residential mortgage	2,385,853	1,814,855	1,502,472	1,023,496	525,283	933,994	—	—	8,185,953
HELOCs:
Pass	1,131	880	2,879	5,363	8,433	13,475	1,328,919	225,810	1,586,890
Criticized (accrual)	—	—	200	—	996	—	1,328	606	3,130
Criticized (nonaccrual)	—	151	285	4,617	164	1,962	—	4,517	11,696
Total HELOCs	1,131	1,031	3,364	9,980	9,593	15,437	1,330,247	230,933	1,601,716
Total residential mortgage	2,386,984	1,815,886	1,505,836	1,033,476	534,876	949,431	1,330,247	230,933	9,787,669
Other consumer:
Pass	9,531	—	—	1,830	—	83,255	66,136	—	160,752
Criticized (accrual)	16	—	—	—	—	—	—	—	16
Criticized (nonaccrual)	—	—	—	2,491	—	—	—	—	2,491
Total other consumer	9,547	—	—	4,321	—	83,255	66,136	—	163,259
Total consumer	2,396,531	1,815,886	1,505,836	1,037,797	534,876	1,032,686	1,396,383	230,933	9,950,928
Total	$9,787,213	$6,816,315	$5,125,324	$3,167,275	$1,547,971	$3,277,221	$8,390,152	$279,484	$38,390,955

(1)As of June 30, 2021 and December 31, 2020, $647 thousand and $747 thousand of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration, respectively, were classified with a “Pass” rating.

Revolving loans converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three and six months ended June 30, 2021, HELOCs totaling $20.9 million and $57.6 million, respectively, were converted to term loans. In comparison, during the three and six months ended June 30, 2020, HELOCs totaling $12.1 million and $43.4 million, respectively, were converted to term loans. During both the three and six months ended June 30, 2021 and 2020, there were no conversions of C&I revolving loans to term loans. There were no conversions of CRE revolving loans to term loans during the three months ended June 30, 2021. Two CRE revolving loans totaling $5.0 million were converted to term loans during the six months ended June 30, 2021. In comparison, there were no conversions of CRE revolving loans to term loans during both the three and six months ended June 30, 2020.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. Payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,677,054	$30,148	$34	$30,182	$83,225	$13,790,461
CRE:
CRE	11,647,942	4,647	—	4,647	58,780	11,711,369
Multifamily residential	3,215,139	1,764	—	1,764	2,893	3,219,796
Construction and land	440,778	—	—	—	19,900	460,678
Total CRE	15,303,859	6,411	—	6,411	81,573	15,391,843
Total commercial	28,980,913	36,559	34	36,593	164,798	29,182,304
Consumer:
Residential mortgage:
Single-family residential	8,834,580	12,969	1,653	14,622	20,168	8,869,370
HELOCs	1,858,040	2,643	1,162	3,805	10,321	1,872,166
Total residential mortgage	10,692,620	15,612	2,815	18,427	30,489	10,741,536
Other consumer	144,871	265	20	285	2,503	147,659
Total consumer	10,837,491	15,877	2,835	18,712	32,992	10,889,195
Total	$39,818,404	$52,436	$2,869	$55,305	$197,790	$40,071,499

($ in thousands)	December 31, 2020
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,488,070	$8,993	$724	$9,717	$133,939	$13,631,726
CRE:
CRE	11,127,690	375	—	375	46,546	11,174,611
Multifamily residential	3,028,512	1,818	—	1,818	3,668	3,033,998
Construction and land	579,792	19,900	—	19,900	—	599,692
Total CRE	14,735,994	22,093	—	22,093	50,214	14,808,301
Total commercial	28,224,064	31,086	724	31,810	184,153	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,156,645	9,911	2,583	12,494	16,814	8,185,953
HELOCs	1,583,968	2,922	3,130	6,052	11,696	1,601,716
Total residential mortgage	9,740,613	12,833	5,713	18,546	28,510	9,787,669
Other consumer	160,534	217	17	234	2,491	163,259
Total consumer	9,901,147	13,050	5,730	18,780	31,001	9,950,928
Total	$38,125,211	$44,136	$6,454	$50,590	$215,154	$38,390,955

(1)As of June 30, 2021 and December 31, 2020, loans in payment deferral programs offered in response to the COVID-19 pandemic that are performing according to their modified terms are generally not considered delinquent, and are included in the “Current Accruing Loans” column.

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both June 30, 2021 and December 31, 2020. Nonaccrual loans may not have an allowance for credit losses if the loss expectation is zero because the loan balances are supported by the collateral value.

($ in thousands)	June 30, 2021	December 31, 2020
Commercial:
C&I	$44,110	$62,040
CRE:
CRE	58,346	45,537
Multifamily residential	2,428	2,519
Construction and land	19,900	—
Total CRE	80,674	48,056
Total commercial	124,784	110,096
Consumer:
Residential mortgage:
Single-family residential	8,702	6,013
HELOCs	6,871	8,076
Total residential mortgage	15,573	14,089
Other consumer	—	2,491
Total consumer	15,573	16,580
Total nonaccrual loans with no related allowance for loan losses	$140,357	$126,676

Foreclosed Assets

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $27.9 million in foreclosed assets as of June 30, 2021, compared with $19.7 million as of December 31, 2020. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $18.2 million and $4.1 million as of June 30, 2021 and December 31, 2020, respectively. The Company suspended certain mortgage foreclosure activities in connection with our actions to support our customers during the COVID-19 pandemic. In addition, certain other foreclosures are waiting the end of government-mandated foreclosure moratoriums in certain states.

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

The following tables present the additions to TDRs for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended June 30,
	2021				2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	4	$20,375	$20,084	$2,162	3	$35,260	$28,926	$872
Total	4	$20,375	$20,084	$2,162	3	$35,260	$28,926	$872

($ in thousands)	Loans Modified as TDRs During the Six Months Ended June 30,
	2021				2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	5	$20,818	$20,499	$2,318	6	$51,708	$43,833	$1,000
Total	5	$20,818	$20,499	$2,318	6	$51,708	$43,833	$1,000

(1)Includes subsequent payments after modification and reflects the balance as of June 30, 2021 and 2020.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances for the three and six months ended June 30, 2021 and 2020 by modification type:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2021					2020
	Principal (1)	Principal and Interest	Interest Deferments	Interest Rate Reduction	Total	Principal (1)	Principal and Interest	Interest Deferments	Interest Rate Reduction	Total
Commercial:
C&I	$3,373	$—	$—	$16,711	$20,084	$11,766	$—	$17,160	$—	$28,926
Total	$3,373	$—	$—	$16,711	$20,084	$11,766	$—	$17,160	$—	$28,926

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2021					2020
	Principal (1)	Principal and Interest	Interest Deferments	Interest Rate Reduction	Total	Principal (1)	Principal and Interest(2)	Interest Deferments	Interest Rate Reduction	Total
Commercial:
C&I	$3,788	$—	$—	$16,711	$20,499	$15,898	$10,775	$17,160	$—	$43,833
Total	$3,788	$—	$—	$16,711	$20,499	$15,898	$10,775	$17,160	$—	$43,833

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following tables present information on loans for which a subsequent payment default occurred during the three and six months ended June 30, 2021 and 2020, respectively, which had been modified as TDR within the previous 12 months of their default, and which were still in default as of June 30, 2021 and 2020.

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	—	$—	1	$17,160
Total	—	$—	1	$17,160

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$11,431	1	$17,160
Total	1	$11,431	1	$17,160

The amount of additional funds committed to lend to borrowers whose terms have been modified as TDRs was $10.2 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively.

Allowance for Credit Losses

The Company has an allowance framework under ASU 2016-13 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets.

The allowance for credit losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred fees and costs, and escrow advances. Subsequent changes in expected credit losses are recognized in net income as a provision for, or a reversal of, credit loss expense.

The process of the allowance for credit losses involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures share risk characteristics with other similar exposures, and as a result are collectively evaluated. The collectively evaluated loans cover performing risk-rated loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. The individually assessed loans cover loans modified in a TDR and collateral-dependent loans, as well as, risk-rated loans that have been placed on nonaccrual status.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses many different risk factors that we consider in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

Quantitative Component — The allowance for loan losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. The forward-looking information is limited to the reasonable and supportable period. These macroeconomic scenarios include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted multiple scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the loans’ lives extend beyond the reasonable and supportable forecast period, then historical experience, or long-run macroeconomic trends, are considered over the remaining lives of the loans to estimate allowance for loan losses.

Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance, if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:

•Loan growth trends;
•The volume and severity of past due financial assets, and the volume and severity of adversely classified financial assets;
•The Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
•Knowledge of a borrower’s operations;
•The quality of the Company’s credit review system;
•The experience, ability and depth of the Company’s management, lending associates and other relevant associates;
•The effect of other external factors such as the regulatory and legal environments and changes in technology;
•Actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates; and
•Risk factors in certain industry sectors not captured by the quantitative models.

The magnitude of the impact of these factors on the Company’s qualitative assessment of the allowance for credit losses changes from period to period according to changes made by management in its assessment of these factors. The extent to which these factors change may be dependent on whether they are already reflected in quantitative loss estimates during the current period and the extent to which changes in these factors diverge from period to period. For both the three and six months ended June 30, 2021 and 2020, there were no changes to the reasonable and supportable forecast period and reversion to historical loss experience method.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Internal risk rating, size and credit spread at origination, and time to maturity	Unemployment rate, and two- and ten-year U.S. Treasury spread
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, GDP, and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Historical loss experience	Immaterial (1)

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

For CRE, multifamily residential, and construction and land loans, projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. After the reasonable and supportable period, the forecast of future economic conditions returns to long-run historical economic trends.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio — For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. After the reasonable and supportable period, the forecast of future economic conditions returns to long-run historical economic trends. For other consumer loans, the Company uses a loss rate approach.

In order to estimate the life of a loan for the consumer portfolio, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience.

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

Allowance for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; and (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

Collateral-Dependent Loans — When a loan is collateral-dependent, the allowance is measured on an individual loan basis and is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2021, collateral-dependent commercial and consumer loans totaled $107.2 million and $18.8 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $97.2 million and $17.3 million as of December 31, 2020, respectively. The Company's commercial collateral-dependent loans were secured by real estate or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both June 30, 2021 and December 31, 2020, the collateral value of the properties securing each of these collateral-dependent loans, net of selling costs, exceeded the recorded value of the individual loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2021 and 2020:

($ in thousands)		Three Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506
(Reversal of) provision for credit losses on loans	(a)	(22,586)	19,375	(5,385)	(3,243)	609	250	2,209	(8,771)
Gross charge-offs		(10,572)	(4,134)	(113)	(209)	—	—	(32)	(15,060)
Gross recoveries		1,338	322	16	6	82	18	3	1,785
Total net (charge-offs) recoveries		(9,234)	(3,812)	(97)	(203)	82	18	(29)	(13,275)
Foreign currency translation adjustment		264	—	—	—	—	—	—	264
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

($ in thousands)		Three Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003
Provision for (reversal of) credit losses on loans	(a)	37,862	43,315	7,908	7,526	(1,667)	205	(849)	94,300
Gross charge-offs		(20,378)	(320)	—	—	—	(221)	(30)	(20,949)
Gross recoveries		602	226	620	7	159	2	93	1,709
Total net (charge-offs) recoveries		(19,776)	(94)	620	7	159	(219)	63	(19,240)
Foreign currency translation adjustment		8	—	—	—	—	—	—	8
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Six Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(18,747)	9,098	(6,776)	5,349	985	272	2,096	(7,723)
Gross charge-offs		(19,008)	(11,329)	(130)	(280)	(134)	(45)	(33)	(30,959)
Gross recoveries		2,098	402	1,258	335	159	21	5	4,278
Total net (charge-offs) recoveries		(16,910)	(10,927)	1,128	55	25	(24)	(28)	(26,681)
Foreign currency translation adjustment		145	—	—	—	—	—	—	145
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

($ in thousands)		Six Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	98,480	54,750	9,189	9,008	33	617	(3,121)	168,956
Gross charge-offs		(32,355)	(1,274)	—	—	—	(221)	(56)	(33,906)
Gross recoveries		2,177	9,886	1,155	28	424	4	94	13,768
Total net (charge-offs) recoveries		(30,178)	8,612	1,155	28	424	(217)	38	(20,138)
Foreign currency translation adjustment		(192)	—	—	—	—	—	—	(192)
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

The following table summarizes the activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2021 and 2020:

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$32,529	$20,829	$33,577	$11,158
Impact of ASU 2016-13 adoption		—	—	—	10,457
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(6,229)	8,143	(7,277)	7,357
Allowance for unfunded credit commitments, end of period		26,300	28,972	26,300	28,972
(Reversal of) provision for credit losses	(a) + (b)	$(15,000)	$102,443	$(15,000)	$176,313

The allowance for credit losses as of June 30, 2021, was $612.0 million, a decrease of $41.6 million compared with $653.6 million as of December 31, 2020. The change in the allowance for credit losses was comprised of a net decrease of $34.3 million in the allowance for loan losses and a $7.3 million decrease in the allowance for unfunded credit commitments. An improved macroeconomic outlook resulted in an overall decrease in the required allowance for credit losses as of June 30, 2021, leading to a $15.0 million reversal of credit losses for the three and six months ended June 30, 2021.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

Loans Held-for-Sale

As of June 30, 2021, loans held-for-sale of $1.8 million consisted of $1.5 million and $326 thousand of C&I and single-family residential loans, respectively. As of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30, 2021
	Commercial		Consumer	Total
	C&I	CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$84,745	$17,019	$—	$101,764
Sales (2)(3)(4)	$84,503	$17,019	$2,658	$104,180
Purchases (5)	$66,415	$—	$165,163	$231,578

($ in thousands)	Three Months Ended June 30, 2020
	Commercial		Consumer	Total
	C&I	CRE	Residential Mortgage
		Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$33,060	$—	$—	$33,060
Sales (2)(3)(4)	$33,060	$—	$13,708	$46,768
Purchases (5)	$12,503	$7	$—	$12,510

	Six Months Ended June 30, 2021
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$210,585	$37,051	$—	$—	$247,636
Sales (2)(3)(4)	$210,382	$37,051	$—	$10,164	$257,597
Purchases (5)	$245,093	$—	$370	$296,963	$542,426

	Six Months Ended June 30, 2020
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$136,033	$7,250	$—	$—	$143,283
Sales (2)(3)(4)	$136,033	$7,250	$—	$18,350	$161,633
Purchases (5)	$143,086	$—	$1,520	$1,084	$145,690

(1)Includes write-downs of $1.3 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and six months ended June 30, 2021. There were no write-downs for the three and six months ended June 30, 2020.
(2)Includes originated loans sold of $67.6 million and $198.6 million for the three and six months ended June 30, 2021, respectively, and $46.8 million and $161.6 million for the three and six months ended June 30, 2020, respectively. Originated loans sold consisted primarily of C&I loans during the three and six months ended June 30, 2021. In comparison, originated loans sold consisted primarily of C&I and single-family residential loans for the three and six months ended June 30, 2020.
(3)Includes $36.6 million and $59.0 million of purchased loans sold in the secondary market for the three and six months ended June 30, 2021, respectively. There were no purchased loans sold in the secondary market for the three and six months ended June 30, 2020.
(4)Net gains on sales of loans were $1.5 million and $3.3 million for the three and six months ended June 30, 2021, respectively, and $132 thousand and $1.1 million for the three and six months ended June 30, 2020, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Investments in qualified affordable housing partnerships, net	$287,432	$213,555
Accrued expenses and other liabilities — Unfunded commitments	$136,571	$77,444

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$10,052	$11,772	$21,080	$22,803
Amortization expense included in income tax expense	$7,736	$9,148	$16,448	$17,532

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Investments in tax credit and other investments, net	$364,187	$266,525
Accrued expenses and other liabilities — Unfunded commitments	$195,631	$105,282

Amortization of tax credit and other investments totaled $27.3 million and $52.6 million, respectively, for the three and six months ended June 30, 2021, as compared with $21.8 million and $40.6 million, respectively, for the same periods in 2020.

The Company held equity securities that are mutual funds with readily determinable fair values of $26.8 million and $31.3 million, as of June 30, 2021 and December 31, 2020, respectively. The Company invested in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized gains of $69 thousand and $720 thousand related to these equity securities for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded unrealized losses of $428 thousand and unrealized gains of $758 thousand, respectively. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $29.3 million and $23.7 million as of June 30, 2021 and December 31, 2020, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three and six months ended June 30, 2021 and 2020, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. For the three months ended June 30, 2021, the Company recorded impairment recoveries of $877 thousand related to two energy tax credit investments. For the six months ended June 30, 2021, the Company recorded $1.3 million of impairment recoveries related to one historic tax credit and two energy tax credits. In comparison, the Company recorded an impairment recovery of $109 thousand related to one historic tax credit investment for the three months ended June 30, 2020, and impairment recoveries of $259 thousand related to two historic tax credit investments for the six months ended June 30, 2020. No OTTI charges were recorded during the three and six months ended June 30, 2021. In comparison, the Company recorded a $733 thousand OTTI charge related to one historic tax credit and one CRA investment during the three and six months ended June 30, 2020.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation, and wind and solar energy projects, of which the majority of such investments are variable interest entities (“VIEs”). As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top three investment grade-rated tranches issued by the CLO, for which the total carrying amount was $291.5 million and $287.5 million as of June 30, 2021 and December 31, 2020, respectively.

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both June 30, 2021 and December 31, 2020. The Company’s annual goodwill impairment testing is performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2020 Form 10-K. The Company completed its annual goodwill impairment testing as of December 31, 2020, and determined there was no goodwill impairment. As of June 30, 2021, the Company reviewed the macroeconomic conditions, including the impacts of the COVID-19 pandemic on its business performance and market capitalization, and concluded that goodwill was not impaired.

Core Deposit Intangibles

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(81,164)	(79,722)
Net carrying balance (1)	$4,935	$6,377

(1)Excludes fully amortized core deposit intangible assets.

There were no impairment write-downs on core deposit intangibles during the three and six months ended June 30, 2021 and 2020.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $710 thousand and $931 thousand for the three months ended June 30, 2021 and 2020, respectively, and $1.4 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of June 30, 2021:

($ in thousands)	Amount
Remainder of 2021	$1,308
2022	1,864
2023	1,199
2024	553
2025	11
Total	$4,935

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides customers with loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of June 30, 2021 and December 31, 2020:

	June 30, 2021					December 31, 2020
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,051,435	$2,044,785	$621,980	$170,089	$5,888,289	$5,690,847
Commercial letters of credit and SBLCs	1,195,372	351,903	170,148	535,953	2,253,376	2,240,813
Total	$4,246,807	$2,396,688	$792,128	$706,042	$8,141,665	$7,931,660

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2021, total letters of credit of $2.25 billion consisted of SBLCs of $2.17 billion and commercial letters of credit of $87.4 million. As of December 31, 2020, total letters of credit of $2.24 billion consisted of SBLCs of $2.12 billion and commercial letters of credit of $124.9 million. As of both June 30, 2021 and December 31, 2020, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

The Company applies the same credit underwriting criteria to extend loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit risk. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and income-producing commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $26.2 million and $33.5 million as of June 30, 2021 and December 31, 2020, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse percentage of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of June 30, 2021 and December 31, 2020:

	Maximum Potential Future Payments						Carrying Value
	June 30, 2021					December 31, 2020	June 30, 2021	December 31, 2020
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$41	$396	$208	$8,766	$9,411	$10,526	$9,411	$10,526
Multi-family residential loans sold or securitized with recourse	—	193	—	14,996	15,189	15,672	24,562	26,619
Total	$41	$589	$208	$23,762	$24,600	$26,198	$33,973	$37,145

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $68 thousand and $88 thousand as of June 30, 2021 and December 31, 2020, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of June 30, 2021 and December 31, 2020, these commitments were $332.2 million and $182.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. Stock options have not been issued since 2011 and no stock options were outstanding as of both June 30, 2021 and December 31, 2020.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (deficiencies) associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock compensation costs	$8,208	$7,071	$16,025	$14,280
Related net tax benefits (deficiencies) for stock compensation plans	$37	$(9)	$1,657	$(1,575)

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs are settled in cash. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years.

Compensation costs are calculated using the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. For performance-based RSUs, the compensation costs are based on grant date fair value which considers both performance and market conditions, and is subject to subsequent adjustments based on the Company’s outcome in meeting the performance criteria at the end of the performance period. Compensation costs of both time-based and performance-based awards are estimated based on awards ultimately expected to vest, and are recognized net of estimated forfeitures on a straight-line basis from the grant date until the vesting date of each grant. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional information.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the six months ended June 30, 2021. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2021	1,345,635	$50.22	398,057	$53.66
Granted	382,359	71.41	91,960	77.67
Vested	(285,513)	67.26	(120,286)	70.13
Forfeited	(65,648)	56.26	—	—
Outstanding, June 30, 2021	1,376,833	$52.28	369,731	$54.28

The following table presents a summary of the activities for the Company’s time-based RSUs that will be vested in cash for the six months ended June 30, 2021:

Shares
Outstanding, January 1, 2021	21,802
Granted	15,803
Vested	—
Forfeited	(8,432)
Outstanding, June 30, 2021	29,173

As of June 30, 2021, there were $32.3 million and $19.4 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. These costs are expected to be recognized over a weighted-average period of 2.04 years and 2.10 years, respectively.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2021 and 2020. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Net income	$224,742	$99,352	$429,736	$244,176
Basic weighted-average number of shares outstanding	141,868	141,486	141,758	143,150
Basic EPS	$1.58	$0.70	$3.03	$1.71
Diluted:
Net income	$224,742	$99,352	$429,736	$244,176
Basic weighted-average number of shares outstanding	141,868	141,486	141,758	143,150
Diluted potential common shares (1)	1,172	341	1,205	410
Diluted weighted-average number of shares outstanding (1)	143,040	141,827	142,963	143,560
Diluted EPS	$1.57	$0.70	$3.01	$1.70

(1)Includes dilutive shares from RSUs for the three and six months ended June 30, 2021 and 2020.

For the three and six months ended June 30, 2021, two thousand and four thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 1.2 million and 620 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and six months ended June 30, 2020.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock, and the Company repurchased 4,471,682 shares at an average price of $32.64 per share, for a total cost of $146.0 million. The Company did not repurchase any shares during the three and six months ended June 30, 2021.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, April 1, 2020	$25,034	$—	$(18,153)	$6,881
Net unrealized gains (losses) arising during the period	24,606	(1,063)	(230)	23,313
Amounts reclassified from AOCI	(6,790)	(270)	—	(7,060)
Changes, net of tax	17,816	(1,333)	(230)	16,253
Balance, June 30, 2020	$42,850	$(1,333)	$(18,383)	$23,134
Balance, April 1, 2021	$(81,201)	$(798)	$(8,041)	$(90,040)
Net unrealized gains (losses) arising during the period	73,494	(76)	2,234	75,652
Amounts reclassified from AOCI	(445)	144	—	(301)
Changes, net of tax	73,049	68	2,234	75,351
Balance, June 30, 2021	$(8,152)	$(730)	$(5,807)	$(14,689)

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2020	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	53,136	(1,063)	(2,394)	49,679
Amounts reclassified from AOCI	(7,867)	(270)	—	(8,137)
Changes, net of tax	45,269	(1,333)	(2,394)	41,542
Balance, June 30, 2020	$42,850	$(1,333)	$(18,383)	$23,134
Balance, January 1, 2021	$52,247	$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(59,819)	229	885	(58,705)
Amounts reclassified from AOCI	(580)	271	—	(309)
Changes, net of tax	(60,399)	500	885	(59,014)
Balance, June 30, 2021	$(8,152)	$(730)	$(5,807)	$(14,689)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Three Months Ended June 30,
	2021			2020
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized gains arising during the period	$104,283	$(30,789)	$73,494	$34,970	$(10,364)	$24,606
Net realized (gains) reclassified into net income (1)	(632)	187	(445)	(9,640)	2,850	(6,790)
Net change	103,651	(30,602)	73,049	25,330	(7,514)	17,816
Cash flow hedges:
Net unrealized losses arising during the period	(106)	30	(76)	(1,483)	420	(1,063)
Net realized losses (gains) reclassified into net income (2)	201	(57)	144	(377)	107	(270)
Net change	95	(27)	68	(1,860)	527	(1,333)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	1,584	650	2,234	(379)	149	(230)
Net change	1,584	650	2,234	(379)	149	(230)
Other comprehensive income	$105,330	$(29,979)	$75,351	$23,091	$(6,838)	$16,253

($ in thousands)	Six Months Ended June 30,
	2021			2020
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized (losses) gains arising during the period	$(84,993)	$25,174	$(59,819)	$75,463	$(22,327)	$53,136
Net realized (gains) reclassified into net income (1)	(824)	244	(580)	(11,169)	3,302	(7,867)
Net change	(85,817)	25,418	(60,399)	64,294	(19,025)	45,269
Cash flow hedges:
Net unrealized gains (losses) arising during the period	320	(91)	$229	(1,483)	420	(1,063)
Net realized losses (gains) reclassified into net income (2)	378	(107)	271	(377)	107	(270)
Net change	698	(198)	500	(1,860)	527	(1,333)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	275	610	885	(2,145)	(249)	(2,394)
Net change	275	610	885	(2,145)	(249)	(2,394)
Other comprehensive (loss) income	$(84,844)	$25,830	$(59,014)	$60,289	$(18,747)	$41,542

(1)For the three and six months ended June 30, 2021 and 2020, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the three and six months ended June 30, 2021 and 2020, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenues and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are recorded to the segment directly associated with the respective loans charged off, and provision for credit losses is recorded to the segments based on the related loans for which allowances are evaluated. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate and indirect expenses incurred by the Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2021 and 2020:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2021
Net interest income before provision for (reversal of) credit losses	$173,775	$192,696	$10,002	$376,473
Provision for (reversal of) credit losses	2,358	(17,358)	—	(15,000)
Noninterest income	24,454	32,552	11,425	68,431
Noninterest expense	87,650	64,164	37,709	189,523
Segment income (loss) before income taxes	108,221	178,442	(16,282)	270,381
Segment net income	$77,517	$127,785	$19,440	$224,742
As of June 30, 2021
Segment assets	$14,594,087	$27,354,253	$17,906,536	$59,854,876

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2020
Net interest income before provision for credit losses	$124,926	$183,796	$35,053	$343,775
Provision for credit losses	5,590	96,853	—	102,443
Noninterest income	13,943	33,887	7,877	55,707
Noninterest expense	80,164	64,900	39,702	184,766
Segment income before income taxes	53,115	55,930	3,228	112,273
Segment net income	$38,058	$40,178	$21,116	$99,352
As of June 30, 2020
Segment assets	$12,666,938	$26,984,013	$9,756,642	$49,407,593

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2021
Net interest income before reversal of credit losses	$323,674	$369,788	$36,706	$730,168
Reversal of credit losses	(1,891)	(13,109)	—	(15,000)
Noninterest income	45,282	82,562	13,453	141,297
Noninterest expense	176,936	133,421	70,243	380,600
Segment income (loss) before income taxes	193,911	332,038	(20,084)	505,865
Segment net income	$138,895	$237,865	$52,976	$429,736
As of June 30, 2021
Segment assets	$14,594,087	$27,354,253	$17,906,536	$59,854,876

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2020
Net interest income before provision for credit losses	$277,517	$367,297	$61,668	$706,482
Provision for credit losses	13,378	162,935	—	176,313
Noninterest income	30,345	66,343	14,525	111,213
Noninterest expense	167,128	135,026	62,945	365,099
Segment income before income taxes	127,356	135,679	13,248	276,283
Segment net income	$91,253	$97,309	$55,614	$244,176
As of June 30, 2020
Segment assets	$12,666,938	$26,984,013	$9,756,642	$49,407,593

Note 15 — Subsequent Events

On July 22, 2021, the Company’s Board of Directors declared third quarter 2021 cash dividends for the Company’s common stock. The common stock cash dividend of $0.33 per share is payable on August 16, 2021 to stockholders of record as of August 2, 2021.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a focus on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following business segments: Consumer and Business Banking and Commercial Banking, with the remaining operations recorded in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of June 30, 2021, the Company had $59.85 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2020 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future, while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach is concentrated on seeking out and deepening client relationships that meet our risk/return parameters. This guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate, and the infrastructure we build to help our customers conduct business. We expect our relationship-focused business model to continue to generate organic growth and to expand our targeted customer bases. We continually invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while appropriately managing operating expenses. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Coronavirus Disease 2019 Global Pandemic

Throughout the Coronavirus Disease 2019 (“COVID-19”) pandemic, the Company has been focused on serving our customers and communities and maintaining the well-being of our employees. The Company has been, and may continue to be, impacted by the pandemic. While COVID-19 cases have begun to ease during the first half of 2021, the spread of new and more contagious variants has impacted the magnitude and duration of this health crisis. Ongoing virus containment efforts and vaccination progress, as well as the possibility of further government stimulus measures, could accelerate the macroeconomic recovery. We do not know and cannot quantify all the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition and results of operations, regulatory capital, and liquidity ratios in 2021.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) to provide additional relief for individuals and businesses affected by the COVID-19 pandemic, including additional funding for the Paycheck Protection Program (“PPP”). The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021. The Company participated in the PPP. As of June 30, 2021, the Company had approximately 6,200 PPP loans outstanding with balances totaling $1.43 billion, which were recorded in the commercial and industrial (“C&I”) portfolio. During the second quarter and first half of 2021, the Company has funded 448 new PPP loans totaling $68.3 million and 5,523 new PPP loans totaling $896.5 million, respectively. During the first half of 2021, the Company submitted and received Small Business Administration (“SBA”) approval for the forgiveness of approximately 5,000 PPP loans, totaling $1.00 billion.

The Company also participated in the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Main Street Lending Program (“MSLP”) and funded $233.6 million in MSLP loans as of December 31, 2020. The related Main Street special purpose vehicle purchased participations in these loans amounting to $223.7 million or 95% of the total amount of MSLP loans funded as of June 30, 2021. The MSLP was terminated on January 8, 2021.

For additional information on the PPP and other U.S. government facilities, programs and loan modification relief, including as established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), refer to Overview — Coronavirus Disease 2019 Global Pandemic section in the Company’s 2020 Form 10-K.

In response to the pandemic, the Company has implemented protocols and processes to execute its business continuity plans to protect its employees and support its customers. As state and local governments have relaxed restrictions on temporary business closures, we have reopened more branches and have been actively planning for our U.S.-based corporate associates to return to the office. For additional information on our response to the COVID-19 Pandemic, refer to Overview — Coronavirus Disease 2019 Global Pandemic section in the Company’s 2020 Form 10-K.

For additional information, see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Risk Management — Credit Risk Management and — Liquidity Risk Management, and — Balance Sheet Analysis — Regulatory Capital and Ratios in this Quarterly Report on Form 10-Q (“this Form 10-Q”). Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided in Item 1A — Risk Factors of the Company’s 2020 Form 10-K.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended			Six Months Ended
	June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Summary of operations:
Net interest income before provision for credit losses (1)	$376,473	$353,695	$343,775	$730,168	$706,482
Noninterest income	68,431	72,866	55,707	141,297	111,213
Total revenue	444,904	426,561	399,482	871,465	817,695
(Reversal of) provision for credit losses	(15,000)	—	102,443	(15,000)	176,313
Noninterest expense	189,523	191,077	184,766	380,600	365,099
Income before income taxes	270,381	235,484	112,273	505,865	276,283
Income tax expense	45,639	30,490	12,921	76,129	32,107
Net income (1)	$224,742	$204,994	$99,352	$429,736	$244,176
Per common share:
Basic earnings	$1.58	$1.45	$0.70	$3.03	$1.71
Diluted earnings	$1.57	$1.44	$0.70	$3.01	$1.70
Dividends declared	$0.330	$0.330	$0.275	$0.660	$0.550
Book value	$39.10	$37.26	$35.25	$39.10	$35.25
Non-Generally Accepted Accounting Principles (“GAAP”) tangible common equity per share (2)	$35.75	$33.90	$31.86	$35.75	$31.86
Weighted-average number of shares outstanding:
Basic	141,868	141,646	141,486	141,758	143,150
Diluted	143,040	142,844	141,827	142,963	143,560
Common shares outstanding at period-end	141,878	141,843	141,486	141,878	141,486
Performance metrics:
ROA	1.56%	1.50%	0.83%	1.53%	1.06%
ROE	16.61%	15.57%	8.02%	16.10%	9.82%
Return on average non-GAAP tangible equity (2)	18.28%	17.17%	8.96%	17.73%	10.95%
Total average equity to total average assets	9.39%	9.60%	10.33%	9.49%	10.76%
Common dividend payout ratio	21.11%	23.11%	39.72%	22.07%	32.74%
Net interest margin	2.75%	2.71%	3.04%	2.73%	3.24%
Efficiency ratio (3)	42.60%	44.79%	46.25%	43.67%	44.65%
Non-GAAP efficiency ratio (2)	36.30%	38.68%	38.37%	37.47%	38.38%
At period end:
Total assets	$59,854,876	$56,874,146	$49,407,593	$59,854,876	$49,407,593
Interest-earning assets	$57,050,261	$54,400,035	$46,918,943	$57,050,261	$46,918,943
Total loans (4)	$40,073,318	$39,588,748	$37,233,287	$40,073,318	$37,233,287
Available-for-sale (“AFS”) debt securities	$8,399,460	$7,789,213	$3,884,574	$8,399,460	$3,884,574
Total deposits	$52,582,575	$49,547,136	$40,672,678	$52,582,575	$40,672,678
Long-term debt	$147,515	$147,445	$ 1,575,653(5)	$147,515	$ 1,575,653(5)
Federal Home Loan Bank (“FHLB”) advances	$248,464	$653,035	$656,759	$248,464	$656,759
Stockholders’ equity	$5,547,548	$5,285,027	$4,987,243	$5,547,548	$4,987,243
Non-GAAP tangible common equity (2)	$5,071,542	$4,808,179	$4,508,056	$5,071,542	$4,508,056
Head count (full-time equivalent)	3,161	3,180	3,249	3,161	3,249
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.8%	12.7%	12.7%	12.8%	12.7%
Tier 1 capital	12.8%	12.7%	12.7%	12.8%	12.7%
Total capital	14.3%	14.3%	14.4%	14.3%	14.4%
Tier 1 leverage capital	9.1%	9.1%	9.7%	9.1%	9.7%
Total stockholders’ equity to total assets	9.3%	9.3%	10.1%	9.3%	10.1%
Non-GAAP tangible common equity to tangible assets (2)	8.5%	8.5%	9.2%	8.5%	9.2%

(1)Includes $15.4 million, $15.0 million and $21.3 million of interest income related to PPP loans for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020, respectively, and $30.4 million and $21.3 million for the six months ended June 30, 2021 and 2020, respectively.
(2)For a discussion of non-GAAP tangible common equity per share, return on average non-GAAP tangible equity, non-GAAP efficiency ratio, non-GAAP tangible common equity and non-GAAP tangible common equity to tangible assets, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(3)The efficiency ratio is noninterest expense divided by total revenue.
(4)Includes $1.43 billion, $2.07 billion and $1.75 billion of PPP loans as of June 30, 2021, March 31, 2021 and June 30, 2020, respectively.
(5)Includes $1.43 billion of advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) as of June 30, 2020.

Financial Review

Noteworthy items about the Company’s performance for the second quarter and first half of 2021 included:

•Earnings: Second quarter 2021 net income was $224.7 million or $1.57 per diluted share, compared with second quarter 2020 net income of $99.4 million or $0.70 per diluted share, an increase of $125.3 million or 126%. Net income for the first half of 2021 was $429.7 million or $3.01 per diluted share, compared with first half of 2020 net income of $244.2 million or $1.70 per diluted share, an increase of $185.5 million or 76%. The increases in both periods were primarily due to a $15.0 million reversal of provision for credit losses in the second quarter of 2021, lower interest expense and higher noninterest income, partially offset by higher income tax expense.

•Net Interest Income and Net Interest Margin: Second quarter 2021 net interest income before provision for credit losses was $376.5 million, an increase of $32.7 million or 10%, compared with second quarter 2020 net interest income of $343.8 million. Second quarter 2021 net interest margin was 2.75%, a decrease of 29 basis points from 3.04% for the second quarter of 2020. Net interest income for the first half of 2021 was $730.2 million, an increase of $23.7 million or 3%, compared with $706.5 million for the first half of 2020. Net interest margin was 2.73% for the first half of 2021, a decrease of 51 basis points from 3.24% for the first half of 2020. The changes in net interest income and net interest margin primarily reflected lower cost of time and money market deposits, and higher AFS debt securities' income due to volume growth, partially offset by lower interest income on loans due to yield compression.

•Provision for Credit Losses: During the second quarter and first half of 2021, the Company recorded a $15.0 million reversal of provision for credit losses, compared with a provision of $102.4 million and $176.3 million for the same periods of 2020, respectively. The year-over-year change in the provision for credit losses was primarily due to an improved macroeconomic outlook. Second quarter 2021 net charge-offs were $13.3 million or annualized 0.13% of average loans held-for-investment, compared with $19.2 million or annualized 0.21% of average loans held-for-investment for the second quarter of 2020. Net charge-offs for the first half of 2021 were $26.7 million or annualized 0.14% of average loans held-for-investment, compared with $20.1 million or annualized 0.11% of average loans held-for-investment for the first half of 2020.

•Tax: Income tax expense was $45.6 million and the effective tax rate was 16.9% for the second quarter of 2021, compared with income tax expense of $12.9 million and an effective tax rate of 11.5% for the second quarter of 2020. Income tax expense was $76.1 million and the effective tax rate was 15.0% for the first half of 2021, compared with income tax expense of $32.1 million and an effective tax rate of 11.6% for the first half of 2020.

•Profitability: Second quarter 2021 ROA was 1.56%, compared with 0.83% for the second quarter of 2020. First half of 2021 ROA was 1.53%, compared with 1.06% for the first half of 2020. Second quarter 2021 ROE was 16.61%, compared with 8.02% for the second quarter of 2020. First half of 2021 ROE was 16.10%, compared with 9.82% for the first half of 2020.

•Total Assets: As of June 30, 2021, total assets were $59.85 billion, an increase of $7.69 billion or 15% from $52.16 billion as of December 31, 2020, primarily due to purchases of AFS debt securities, loan growth, and an increase in interest-bearing cash with banks.

•Loans: Total loans were $40.07 billion as of June 30, 2021, an increase of $1.68 billion or 4% from $38.39 billion as of December 31, 2020. Loan growth was well-diversified across the Company’s major loan portfolios, with increases from residential mortgage, commercial real estate (“CRE”) and C&I.

•Total Liabilities: As of June 30, 2021, total liabilities were $54.31 billion, an increase of $7.42 billion or 16% from $46.89 billion as of December 31, 2020, primarily due to deposit growth.

•Deposits: Total deposits were $52.58 billion as of June 30, 2021, an increase of $7.72 billion or 17% from $44.86 billion as of December 31, 2020. Growth was primarily driven by noninterest-bearing demand deposits and money market accounts.

•Allowance for Loan Losses: The allowance for loan losses was $585.7 million or 1.46% of loans held-for-investment as of June 30, 2021, compared with $620.0 million or 1.61% of loans held-for-investment as of December 31, 2020. The year-to-date change in the allowance reflects an improved macroeconomic outlook.

•Asset Quality Metrics: As of June 30, 2021, criticized loans totaled $1.03 billion or 2.58% of loans held-for-investment, a decrease of $185.4 million or 15%, compared with $1.22 billion or 3.17% of loans held-for-investment as of December 31, 2020. Nonperforming assets were $225.7 million or 0.38% of total assets as of June 30, 2021, a decrease of $9.2 million or 4%, compared with $234.9 million or 0.45% of total assets as of December 31, 2020. The improvement in asset quality metrics reflects improved loan risk ratings and borrower financial profiles as the economy reopens and pandemic-related business restrictions are lifted.

•Capital Levels: Our capital levels are strong. As of June 30, 2021, all of the Company’s and the Bank’s regulatory capital ratios were well above the regulatory requirements to be considered well-capitalized. See Item 2. MD&A — Balance Sheet Analysis — Regulatory Capital and Ratios in this Form 10-Q for more information regarding capital.

•Capital Return: The quarterly cash common stock dividend for the second quarter of 2021 was $0.33 per share, an increase of $0.055 or 20% from $0.275 per share for the second quarter of 2020. Cash dividends of $47.4 million during the second quarter of 2021 and $94.8 million during the first half of 2021 were returned to stockholders, compared with $39.5 million and $79.9 million during the same periods in 2020, respectively.

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

Second quarter 2021 net interest income was $376.5 million, an increase of $32.7 million or 10%, compared with $343.8 million for the second quarter of 2020. For the first half of 2021, net interest income was $730.2 million, an increase of $23.7 million or 3%, compared with $706.5 million for the first half of 2020. Second quarter 2021 net interest margin was 2.75%, a decrease of 29 basis points from 3.04% for the second quarter of 2020. For the first half of 2021, net interest margin was 2.73%, a decrease of 51 basis points from 3.24% for the first half of 2020. The year-over-year changes in net interest income and net interest margin primarily reflected lower cost of time and money market deposits, higher AFS debt securities income due to volume growth, partially offset by lower interest income on loans due to yield compression.

Average interest-earning assets were $54.90 billion for the second quarter of 2021, an increase of $9.49 billion or 21% from $45.41 billion for the second quarter of 2020. For the first half of 2021, the average interest-earning assets were $53.88 billion, an increase of $9.99 billion or 23% from $43.89 billion for the first half of 2020. The year-over-year increases in average interest-earning assets reflect growth in average AFS debt securities, average loans, and average interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the second quarter of 2021 was 2.92%, a decrease of 61 basis points from 3.53% for the second quarter of 2020. The yield on average interest-earning assets for the first half of 2021 was 2.92%, a decrease of 97 basis points from 3.89% for the first half of 2020. The year-over-year compressions in the yield on average interest-earning assets reflect the drop in benchmark interest rates at the end of the first quarter of 2020. The average loan yield for the second quarter of 2021 was 3.57%, a decrease of 41 basis points from 3.98% for the second quarter of 2020. The average loan yield for the first half of 2021 was 3.57%, a decrease of 77 basis points from 4.34% for the first half of 2020. Approximately 64% and 65% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of June 30, 2021 and 2020, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average total deposits were $50.18 billion for the second quarter of 2021, an increase of $10.28 billion or 26% from $39.90 billion for the second quarter of 2020. Average total deposits were $49.02 billion for the first half of 2021, an increase of $10.33 billion or 27% from $38.69 billion for the first half of 2020. Average noninterest-bearing demand deposits were $19.72 billion for the second quarter of 2021, an increase of $6.19 billion or 46% from $13.53 billion for the second quarter of 2020. Average noninterest-bearing demand deposits were $18.91 billion for the first half of 2021, an increase of $6.58 billion or 53% from $12.33 billion for the first half of 2020. Due to the strong growth in average noninterest-bearing deposits, the share of noninterest-bearing demand deposits increased to 39% of average total deposits for both the second quarter and first half of 2021, compared with 34% and 32% for the same periods of 2020.

The average cost of funds was 0.18% for the second quarter of 2021, a decrease of 35 basis points from 0.53% for the second quarter of 2020. For the first half of 2021, the average cost of funds was 0.20%, a decrease of 51 basis points from 0.71% for the first half of 2020. The decrease in the average cost of funds primarily reflected the changed interest rate environment. Other sources of funding included in the calculation of the average cost of funds consist of FHLB advances, assets sold under repurchase agreements (“repurchase agreements”), long-term debt and short-term borrowings. The average cost of interest-bearing deposits was 0.24% for the second quarter of 2021, a decrease of 47 basis points from 0.71% for the second quarter of 2020. The average cost of interest-bearing deposits was 0.27% for the first half of 2021, a decrease of 67 basis points from 0.94% for the first half of 2020.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarter of 2021 and 2020:

($ in thousands)	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance		Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,072,225	$3,628	0.29%	$3,435,920		$4,564	0.53%
Assets purchased under resale agreements (“resale agreements”)	2,129,567	8,021	1.51%	1,037,473		5,514	2.14%
AFS debt securities (2)(3)	7,997,005	34,690	1.74%	3,719,209		21,004	2.27%
Loans (4)(5)	39,622,270	352,453	3.57%	37,141,773		367,393	3.98%
Restricted equity securities	80,142	541	2.71%	78,867		301	1.54%
Total interest-earning assets	$54,901,209	$399,333	2.92%	$45,413,242		$398,776	3.53%
Noninterest-earning assets:
Cash and due from banks	600,053			498,908
Allowance for loan losses	(607,523)			(566,473)
Other assets	2,878,098			2,883,237
Total assets	$57,771,837			$48,228,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,671,358	$3,777	0.23%	$4,687,178		$5,404	0.46%
Money market deposits	12,596,515	3,712	0.12%	9,893,816		8,093	0.33%
Savings deposits	2,676,865	2,078	0.31%	2,149,965		1,445	0.27%
Time deposits	8,518,936	8,431	0.40%	9,634,696		31,457	1.31%
Short-term borrowings	336	—	—%	242,185		265	0.44%
FHLB advances	474,887	2,099	1.77%	653,665		3,343	2.06%
Repurchase agreements	303,118	1,991	2.63%	418,681		3,540	3.40%
Long-term debt and finance lease liabilities	152,099	772	2.04%	682,432	(6)	1,454	0.86%
Total interest-bearing liabilities	$31,394,114	$22,860	0.29%	$28,362,618		$55,001	0.78%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	19,717,315			13,534,873
Accrued expenses and other liabilities	1,234,456			1,348,977
Stockholders’ equity	5,425,952			4,982,446
Total liabilities and stockholders’ equity	$57,771,837			$48,228,914
Interest rate spread			2.63%				2.75%
Net interest income and net interest margin		$376,473	2.75%			$343,775	3.04%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on debt securities of $21.0 million and $5.9 million for the second quarter of 2021 and 2020, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $15.8 million and $21.1 million for the second quarter of 2021 and 2020, respectively.
(6)Includes average PPPLF balances, which amounts were repaid in full during the fourth quarter of 2020.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for first half of 2021 and 2020:

($ in thousands)	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance		Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,592,124	$7,260	0.26%	$3,204,463		$15,672	0.98%
Resale agreements (2)	1,797,578	14,120	1.58%	959,807		11,139	2.33%
AFS debt securities (3)(4)	7,232,686	63,790	1.78%	3,496,974		41,146	2.37%
Loans (5)(6)	39,178,255	694,461	3.57%	36,147,871		779,262	4.34%
Restricted equity securities	81,645	1,088	2.69%	78,771		747	1.91%
Total interest-earning assets	$53,882,288	$780,719	2.92%	$43,887,886		$847,966	3.89%
Noninterest-earning assets:
Cash and due from banks	590,219			504,710
Allowance for loan losses	(613,026)			(529,385)
Other assets	2,829,594			2,629,000
Total assets	$56,689,075			$46,492,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,532,965	$7,991	0.25%	$4,844,425		$15,650	0.65%
Money market deposits	12,088,006	8,423	0.14%	9,453,599		30,341	0.65%
Savings deposits	2,675,677	3,819	0.29%	2,113,118		3,262	0.31%
Time deposits	8,814,159	19,587	0.45%	9,949,351		73,549	1.49%
Short-term borrowings	2,508	42	3.38%	151,081		821	1.09%
FHLB advances	563,331	5,168	1.85%	673,511		7,509	2.24%
Repurchase agreements (2)	301,567	3,969	2.65%	375,549		7,531	4.03%
Long-term debt and finance lease liabilities	152,094	1,552	2.06%	417,345	(6)	2,821	1.36%
Total interest-bearing liabilities	$31,130,307	$50,551	0.33%	$27,977,979		$141,484	1.02%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	18,909,991			12,326,291
Accrued expenses and other liabilities	1,266,510			1,185,715
Stockholders’ equity	5,382,267			5,002,226
Total liabilities and stockholders’ equity	$56,689,075			$46,492,211
Interest rate spread			2.59%				2.87%
Net interest income and net interest margin		$730,168	2.73%			$706,482	3.24%

(1)Annualized.
(2)Average balances of resale and repurchase agreements for the six months ended June 30, 2020 have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale and gross repurchase agreements for the six months ended June 30, 2020 were 2.32% and 3.76%, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $40.1 million and $9.2 million for first half of 2021 and 2020, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $29.8 million and $29.1 million for first half of 2021 and 2020, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2021 vs. 2020			2021 vs. 2020
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(936)	$1,674	$(2,610)	$(8,412)	$7,318	$(15,730)
Resale agreements	2,507	4,497	(1,990)	2,981	7,396	(4,415)
AFS debt securities	13,686	19,563	(5,877)	22,644	34,909	(12,265)
Loans	(14,940)	24,001	(38,941)	(84,801)	60,753	(145,554)
Restricted equity securities	240	5	235	341	28	313
Total interest and dividend income	$557	$49,740	$(49,183)	$(67,247)	$110,404	$(177,651)
Interest-bearing liabilities:
Checking deposits	$(1,627)	$1,770	$(3,397)	$(7,659)	$4,210	$(11,869)
Money market deposits	(4,381)	1,799	(6,180)	(21,918)	6,677	(28,595)
Savings deposits	633	391	242	557	809	(252)
Time deposits	(23,026)	(3,278)	(19,748)	(53,962)	(7,576)	(46,386)
Short-term borrowings	(265)	(132)	(133)	(779)	(1,344)	565
FHLB advances	(1,244)	(827)	(417)	(2,341)	(1,132)	(1,209)
Repurchase agreements	(1,549)	(853)	(696)	(3,562)	(1,302)	(2,260)
Long-term debt and finance lease liabilities	(682)	(1,694)	1,012	(1,269)	(2,300)	1,031
Total interest expense	$(32,141)	$(2,824)	$(29,317)	$(90,933)	$(1,958)	$(88,975)
Change in net interest income	$32,698	$52,564	$(19,866)	$23,686	$112,362	$(88,676)

Noninterest Income

The following table presents the components of noninterest income for the second quarter and first half of 2021 and 2020:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Lending fees	$21,092	$21,946	(4)%	$39,449	$37,719	5%
Deposit account fees	17,342	10,872	60%	32,725	21,319	54%
Interest rate contracts and other derivative (loss) income	(3,172)	6,107	NM	13,825	13,180	5%
Foreign exchange income	13,007	4,562	185%	22,533	12,381	82%
Wealth management fees	7,951	3,091	157%	14,862	8,444	76%
Net gains on sales of loans	1,491	132	NM	3,272	1,082	202%
Gains on sales of AFS debt securities	632	9,640	(93)%	824	11,169	(93)%
Other investment income	7,596	(1,964)	NM	8,521	1,414	503%
Other income	2,492	1,321	89%	5,286	4,505	17%
Total noninterest income	$68,431	$55,707	23%	$141,297	$111,213	27%

NM - Not meaningful.

Noninterest income comprised 15% and 16% of total revenue for the second quarter and first half of 2021, respectively, compared with 14% for both the second quarter and the first half of 2020. Second quarter of 2021 noninterest income was $68.4 million, an increase of $12.7 million or 23%, compared with $55.7 million for the same period in 2020. This increase was primarily due to increases in other investment income, foreign exchange income, deposit account fees, and wealth management fees, partially offset by a decrease in interest rate contracts and other derivative income and lower gains on sales of AFS debt securities. Noninterest income for the first half of 2021 was $141.3 million, an increase of $30.1 million or 27%, compared with $111.2 million for the same period in 2020. This increase was primarily due to increases in deposit account fees, foreign exchange income, other investment income and wealth management fees, partially offset by lower gains on sales of AFS debt securities.

Deposit account fees increased by $6.5 million or 60% to $17.3 million for the second quarter of 2021, and increased by $11.4 million or 54% to $32.7 million for the second half of 2021, compared with the same periods in 2020. These increases reflect new customer acquisition and growth in customer-driven transactions.

Interest rate contracts and other derivative loss was $3.2 million for the second quarter of 2021, compared with income of $6.1 million for the same period in 2020. This decrease was primarily due to lower customer-driven revenue. Interest rate contracts and other derivative income increased $645 thousand or 5% to $13.9 million for the first half of 2021, compared with the same period in 2020. This increase reflects favorable credit valuation adjustments, partially offset by lower customer-driven revenue.

Foreign exchange income increased by $8.4 million or 185% to $13.0 million for the second quarter of 2021, and increased by $10.2 million or 82% to $22.5 million for the first half of 2021, compared with the same periods in 2020. These increases reflect new customer acquisition and growth in customer-driven transactions, as well as positive revaluation of certain foreign currency-denominated balance sheet items.

Wealth management fees increased by $4.9 million or 157% to $8.0 million for the second quarter of 2021, and increased by $6.4 million or 76% to $14.9 million for the first half of 2021, compared with the same periods in 2020. The increase was primarily due to growth in customer-driven transactions.

Gains on sales of AFS debt securities decreased by $9.0 million or 93% to $632 thousand for the second quarter of 2021, and decreased $10.3 million or 93% to $824 thousand for the first half of 2021, compared with the same periods in 2020. These decreases primarily reflect a lower volume of AFS debt securities’ sales.

Other investment income was $7.6 million for the second quarter of 2021, an increase of $9.6 million compared with a loss of $2.0 million for the same period in 2020. Other investment income was $8.5 million for the first half of 2021, an increase of $7.1 million or 503%, compared with $1.4 million for the same period in 2020. These year-over-year increases reflected higher valuations of Community Reinvestment Act investments.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarter and first half of 2021 and 2020:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Compensation and employee benefits	$105,426	$96,955	9%	$213,234	$198,915	7%
Occupancy and equipment expense	15,377	16,217	(5)%	31,299	33,293	(6)%
Deposit insurance premiums and regulatory assessments	4,274	3,700	16%	8,150	7,127	14%
Deposit account expense	3,817	3,353	14%	7,709	6,916	11%
Data processing	4,035	4,480	(10)%	8,513	8,306	2%
Computer software expense	7,521	7,301	3%	14,680	13,467	9%
Consulting expense	1,868	1,413	32%	3,343	2,630	27%
Legal expense	1,975	1,530	29%	3,477	4,727	(26)%
Other operating expense	17,939	19,248	(7)%	37,546	40,367	(7)%
Amortization of tax credit and other investments	27,291	21,829	25%	52,649	40,611	30%
Repurchase agreements’ extinguishment cost	—	8,740	(100)%	—	8,740	100%
Total noninterest expense	$189,523	$184,766	3%	$380,600	$365,099	4%
Efficiency ratio (1)	42.60%	46.25%		43.67%	44.65%

(1)Refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q for the detailed calculation of GAAP and non-GAAP efficiency ratios.

Second quarter 2021 noninterest expense was $189.5 million, an increase of $4.8 million or 3%, compared with $184.8 million for the same period in 2020. First half of 2021 noninterest expense was $380.6 million, an increase of $15.5 million or 4%, compared with $365.1 million for the same period in 2020. These increases were primarily due to higher compensation and employee benefits and amortization of tax credit and other investments, partially offset by no repurchase agreements’ extinguishment cost for the second quarter and first half of 2021.

Compensation and employee benefits increased by $8.5 million or 9% to $105.4 million for the second quarter of 2021, and increased by $14.3 million or 7% to $213.2 million for the first half of 2021, compared with the same periods in 2020. These increases were primarily due to an increase in bonus accrual.

Amortization of tax credit and other investments increased $5.5 million or 25% to $27.3 million for the second quarter of 2021, and increased by $12.0 million or 30% to $52.6 million for the first half of 2021, compared with the same periods in 2020. These year-over-year increases were primarily due to the timing of the tax credit recognition in each period, based on when new tax credit projects go into service.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in either the second quarter or first half of 2021.

Efficiency ratio, calculated as noninterest expense divided by total revenue, was 42.60% and 46.25% for the second quarter of 2021 and 2020, respectively, and 43.67% and 44.65% for the first half of 2021 and 2020, respectively. Non-GAAP efficiency ratio, adjusted for the amortization of tax credit and other investments and the amortization of core deposit intangibles, improved 207 basis points to 36.30% for the second quarter of 2021, and improved 92 basis points to 37.47% for the first half of 2021, compared with the same periods in 2020. For additional details, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

Income Taxes

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Income before income taxes	$270,381	$112,273	141%	$505,865	$276,283	83%
Income tax expense	$45,639	$12,921	253%	$76,129	$32,107	137%
Effective tax rate	16.9%	11.5%		15.0%	11.6%

Second quarter 2021 income tax expense was $45.6 million and the effective tax rate was 16.9%, compared with second quarter 2020 income tax expense of $12.9 million and effective tax rate of 11.5%. For the first half of 2021, income tax expense was $76.1 million and the effective tax rate was 15.0%, compared with income tax expense of $32.1 million and effective tax rate of 11.6% for the same period in 2020. The year-over-year increase in the effective tax rate for both periods was primarily due to the relative impact of tax credit investments on income tax expense in each period.

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

The following tables present the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2021	2020	2021	2020	2021	2020
Total revenue	$198,229	$138,869	$225,248	$217,683	$21,427	$42,930
Provision for (reversal of) credit losses	2,358	5,590	(17,358)	96,853	—	—
Noninterest expense	87,650	80,164	64,164	64,900	37,709	39,702
Segment income (loss) before income taxes	108,221	53,115	178,442	55,930	(16,282)	3,228
Segment net income	$77,517	$38,058	$127,785	$40,178	$19,440	$21,116

($ in thousands)	Six Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2021	2020	2021	2020	2021	2020
Total revenue	$368,956	$307,862	$452,350	$433,640	$50,159	$76,193
(Reversal of) provision for credit losses	(1,891)	13,378	(13,109)	162,935	—	—
Noninterest expense	176,936	167,128	133,421	135,026	70,243	62,945
Segment income (loss) before income taxes	193,911	127,356	332,038	135,679	(20,084)	13,248
Segment net income	$138,895	$91,253	$237,865	$97,309	$52,976	$55,614

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services. The integration of digital channels and our brick and mortar channels has been a priority for the Bank. The Company is developing a digital consumer banking platform to enhance the customer user experience and offer a full suite of banking services. Customer adoption of the digital banking application is in progress and has contributed to growth in segment fee income and deposit growth.

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$173,775	$124,926	$48,849	39%
Noninterest income	24,454	13,943	10,511	75%
Total revenue	198,229	138,869	59,360	43%
Provision for credit losses	2,358	5,590	(3,232)	(58)%
Noninterest expense	87,650	80,164	7,486	9%
Segment income before income taxes	108,221	53,115	55,106	104%
Income tax expense	30,704	15,057	15,647	104%
Segment net income	$77,517	$38,058	$39,459	104%
Average loans	$13,866,502	$12,011,203	$1,855,299	15%
Average deposits	$31,146,296	$27,004,689	$4,141,607	15%

($ in thousands)	Six Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$323,674	$277,517	$46,157	17%
Noninterest income	45,282	30,345	14,937	49%
Total revenue	368,956	307,862	61,094	20%
(Reversal of) provision for credit losses	(1,891)	13,378	(15,269)	(114)%
Noninterest expense	176,936	167,128	9,808	6%
Segment income before income taxes	193,911	127,356	66,555	52%
Income tax expense	55,016	36,103	18,913	52%
Segment net income	$138,895	$91,253	$47,642	52%
Average loans	$13,584,892	$11,640,346	$1,944,546	17%
Average deposits	$30,688,116	$26,298,876	$4,389,240	17%

Segment net income increased $39.5 million or 104% to $77.5 million during the second quarter of 2021, compared with $38.1 million for the same period in 2020. For the first half of 2021, segment net income increased $47.6 million or 52% to $138.9 million, compared with $91.3 million for the same period in 2020. The increases in both periods were primarily due to higher revenue and lower provision for credit losses, partially offset by higher income tax expense.

Second quarter 2021 net interest income before provision for credit losses increased $48.8 million or 39% to $173.8 million, compared with $124.9 million for the same period in 2020. First half of 2021 net interest income before provision for credit losses increased $46.2 million or 17% to $323.7 million, compared with $277.5 million for the same period in 2020. The year-over-year increase in net interest income for both periods was driven by lower interest expense, due to lower interest rates and growth in noninterest-bearing demand deposits, and higher interest income due to growth in average loans, especially in residential mortgage.

The Consumer and Business Banking segment recorded a $2.4 million provision for credit losses during the second quarter of 2021, compared with a $5.6 million provision for credit losses recorded for the same period in 2020. For the first half of 2021, the segment recorded a $1.9 million reversal of provision for credit losses, compared with a $13.4 million provision for credit losses recorded for the same period in 2020. The year-over-year decrease in the provision for credit losses for both periods was primarily driven by improved macroeconomic conditions and outlook.

Noninterest income increased $10.5 million or 75% to $24.5 million during the second quarter of 2021, compared with $13.9 million for the same period in 2020. First half of 2021 noninterest income increased $15.0 million or 49% to $45.3 million, compared with $30.3 million for the same period in 2020. The increases in both periods were primarily driven by higher wealth management fees, foreign exchange income, and deposit account fees due to growth in customer-driven transactions.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$192,696	$183,796	$8,900	5%
Noninterest income	32,552	33,887	(1,335)	(4)%
Total revenue	225,248	217,683	7,565	3%
(Reversal of) provision for credit losses	(17,358)	96,853	(114,211)	(118)%
Noninterest expense	64,164	64,900	(736)	(1)%
Segment income before income taxes	178,442	55,930	122,512	219%
Income tax expense	50,657	15,752	34,905	222%
Segment net income	$127,785	$40,178	$87,607	218%
Average loans	$25,755,768	$25,130,570	$625,198	2%
Average deposits	$16,429,188	$10,642,686	$5,786,502	54%

($ in thousands)	Six Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$369,788	$367,297	$2,491	1%
Noninterest income	82,562	66,343	16,219	24%
Total revenue	452,350	433,640	18,710	4%
(Reversal of) provision for credit losses	(13,109)	162,935	(176,044)	(108)%
Noninterest expense	133,421	135,026	(1,605)	(1)%
Segment income before income taxes	332,038	135,679	196,359	145%
Income tax expense	94,173	38,370	55,803	145%
Segment net income	$237,865	$97,309	$140,556	144%
Average loans	$25,593,363	$24,507,525	$1,085,838	4%
Average deposits	$15,766,127	$9,909,058	$5,857,069	59%

Segment net income increased $87.6 million or 218% to $127.8 million during the second quarter of 2021, compared with $40.2 million for the same period in 2020. For the first half of 2021, segment net income increased $140.6 million or 144% to $237.9 million, compared with $97.3 million for the same period in 2020. The year-over-year increases in both periods reflected a lower provision for credit losses and higher revenue, partially offset by an increase in income tax expense.

Net interest income before provision for credit losses increased $8.9 million or 5% to $192.7 million during the second quarter of 2021, compared with $183.8 million for the same period in 2020. For the first half of 2021, net interest income before provision for credit losses increased $2.5 million or 1% to $369.8 million, compared with $367.3 million for the same period in 2020. The year-over-year increase in net interest income for both periods was driven by lower interest expense, due to lower interest rates and growth in noninterest-bearing demand deposits, partially offset by a decline in interest income, due to compression in commercial loan yields.

The Commercial Banking segment recorded a $17.4 million reversal of provision for credit losses during the second quarter of 2021, compared with a provision for credit losses of $96.9 million recorded in the same period of 2020. For the first half of 2021 the segment recorded a $13.1 million reversal of provision for credit losses, compared with a provision for credit losses of $162.9 million recorded for the same period of 2020. The year-over-year decrease in the provision for credit losses was primarily driven by improved macroeconomic conditions and outlook.

Noninterest income decreased $1.3 million or 4% to $32.6 million in the second quarter 2021, compared with $33.9 million in the same period in 2020. This decrease was primarily driven by lower interest rate contracts and other derivative income, which reflected an unfavorable change in the credit valuation adjustment, partially offset by higher foreign exchange income and deposit account fees. For the first half of 2021, noninterest income increased $16.2 million or 24% to $82.6 million, compared with $66.3 million for the same period in 2020. This increase was primarily driven by higher deposit account fees, foreign exchange income and interest rate contracts and other derivative income.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$10,002	$35,053	$(25,051)	(71)%
Noninterest income	11,425	7,877	3,548	45%
Total revenue	21,427	42,930	(21,503)	(50)%
Noninterest expense	37,709	39,702	(1,993)	(5)%
Segment (loss) income before income taxes	(16,282)	3,228	(19,510)	(604)%
Income tax benefit	(35,722)	(17,888)	(17,834)	100%
Segment net income	$19,440	$21,116	$(1,676)	(8)%
Average deposits	$2,605,505	$2,253,153	$352,352	16%

($ in thousands)	Six Months Ended June 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$36,706	$61,668	$(24,962)	(40)%
Noninterest income	13,453	14,525	(1,072)	(7)%
Total revenue	50,159	76,193	(26,034)	(34)%
Noninterest expense	70,243	62,945	7,298	12%
Segment (loss) income before income taxes	(20,084)	13,248	(33,332)	(252)%
Income tax benefit	(73,060)	(42,366)	(30,694)	72%
Segment net income	$52,976	$55,614	$(2,638)	(5)%
Average deposits	$2,566,555	$2,478,850	$87,705	4%

Segment net income decreased $1.7 million or 8% to $19.4 million during the second quarter of 2021, compared with $21.1 million for the same period in 2020. For the first half of 2021, segment net income decreased $2.6 million or 5% to $53.0 million, compared with $55.6 million for the same period in 2020. The year-over-year decreases in both periods reflected lower revenue, partially offset by higher income tax benefit.

Net interest income before provision for credit losses decreased $25.1 million or 71% to $10.0 million during the second quarter of 2021, compared with $35.1 million for the same period in 2020. For the first half of 2021, net interest income before provision for credit losses decreased $25.0 million or 40% to $36.7 million, compared with $61.7 million for the same period in 2020. The year-over-year decreases in both periods were primarily driven by lower FTP spread income assigned to the Other segment, partially offset by higher interest income from investments.

Noninterest income increased $3.5 million or 45% to $11.4 million during the second quarter of 2021, compared with $7.9 million for the same period in 2020, reflecting higher other income, partially offset by lower gains on sales of AFS debt securities. For the first half of 2021, noninterest income decreased $1.1 million or 7% to $13.5 million, compared with $14.5 million for the same period in 2020, reflecting lower gains on sales of AFS debt securities, partially offset by higher other income.

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

The following table presents the distribution of the Company’s AFS debt securities portfolio by fair value and percentage of fair value as of June 30, 2021 and December 31, 2020, and by credit ratings as of June 30, 2021:

($ in thousands)	June 30, 2021		December 31, 2020		Ratings as of June 30, 2021 (2)
	Fair Value	% of Total	Fair Value	% of Total	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$836,940	10%	$50,761	1%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,224,511	15%	814,319	15%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	3,557,192	42%	2,814,664	51%	100%	—%	—%	—%
Municipal securities (1)	454,923	5%	396,073	7%	92%	5%	—%	3%
Non-agency mortgage-backed securities (1)	1,136,646	14%	529,617	10%	89%	—%	—%	11%
Corporate debt securities (1)	552,715	7%	405,968	7%	—%	26%	74%	—%
Foreign government bonds (1)	283,175	3%	182,531	3%	41%	59%	—%	—%
Asset-backed securities (1)	61,829	1%	63,231	1%	100%	—%	—%	—%
Collateralized loan obligations (CLOs) (1)	291,529	3%	287,494	5%	92%	8%	—%	—%
Total AFS debt securities	$8,399,460	100%	$5,544,658	100%	89%	4%	5%	2%

(1)There were no securities of a single non-federal governmental agency issuer that exceeded 10% of stockholder’s equity as of both June 30, 2021 and December 31, 2020.
(2)Primarily based upon the lowest of the credit ratings issued by Standard and Poor's (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”). Rating percentages are allocated based on fair value.

The fair value of AFS debt securities totaled $8.40 billion as of June 30, 2021, an increase of $2.85 billion or 51% from $5.54 billion as of December 31, 2020. The largest changes came from U.S. Treasury securities, which increased $786.2 million, followed by U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, which increased $742.5 million, and non-agency mortgage-backed securities, which increased $607.0 million.

The Company’s AFS debt securities portfolio had an effective duration, defined as a change in the price of a portfolio due to a 100 basis point shift in the yield curve, of 5.5 as of June 30, 2021. This increased from 4.2 as of December 31, 2020, primarily due to the steepening of the yield curve. As of June 30, 2021, 89% of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies, compared with 88% as of December 31, 2020. Credit ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s, are considered investment grade.

The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $11.7 million as of June 30, 2021, compared with pre-tax net unrealized gains on AFS debt securities of $74.1 million as of December 31, 2020. This change was primarily due to increases in interest rates. As of June 30, 2021, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

Of the securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2021 and December 31, 2020, based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors, and were primarily attributable to yield curve movement. The impact of the COVID-19 pandemic has been reduced by the government’s aggressive monetary policy, including benchmark rate cuts and various relief measures that contributed to the gradual and steady recovery of the market to pre-pandemic levels. The Company believes that the credit support levels of its AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

If a credit loss is identified, the Company records an impairment related to credit losses through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for both the second quarter and first half of 2021 and 2020. The Company assesses individual securities for credit losses for each reporting period. For additional information of the Company’s accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of June 30, 2021 and December 31, 2020. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	June 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$50,113	$50,290	1.26%	$50,310	$50,761	1.26%
Maturing after five years through ten years	791,777	786,650	0.95%	—	—	—%
Total	841,890	836,940	0.97%	50,310	50,761	1.26%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	1,041,100	1,024,388	1.87%	640,153	640,366	1.78%
Maturing after one year through five years	114,308	115,981	2.38%	118,053	122,012	2.38%
Maturing after five years through ten years	34,009	34,189	1.74%	11,091	11,697	2.54%
Maturing after ten years	47,861	49,953	2.51%	37,517	40,244	2.74%
Total	1,237,278	1,224,511	1.94%	806,814	814,319	1.92%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	10,508	10,572	2.77%	4,185	4,232	3.46%
Maturing after one year through five years	18,586	19,630	2.85%	21,566	22,668	2.72%
Maturing after five years through ten years	285,291	290,215	2.24%	216,332	222,905	2.17%
Maturing after ten years	3,239,100	3,236,775	1.77%	2,517,644	2,564,859	2.11%
Total	3,553,485	3,557,192	1.81%	2,759,727	2,814,664	2.12%
Municipal securities (2):
Maturing in one year or less	16,699	16,886	3.05%	18,663	18,868	3.04%
Maturing after one year through five years	35,887	37,078	2.74%	36,000	37,716	2.89%
Maturing after five years through ten years	233,357	241,358	2.20%	230,851	239,883	2.07%
Maturing after ten years	159,085	159,601	2.05%	97,059	99,606	2.08%
Total	445,028	454,923	2.22%	382,573	396,073	2.20%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,921	7,920	2.43%	7,920	7,920	0.63%
Maturing after one year through five years	114,443	114,714	3.55%	49,704	49,870	3.80%
Maturing after five years through ten years	50,357	50,355	0.93%	21,332	21,376	1.50%
Maturing after ten years	960,365	963,657	1.91%	444,529	450,451	2.48%
Total	1,133,086	1,136,646	2.04%	523,485	529,617	2.48%
Corporate debt securities:
Maturing in one year or less	156,292	149,482	1.81%	126,250	124,846	1.71%
Maturing after one year through five years	363,003	364,392	3.36%	276,073	277,103	3.56%
Maturing after five years through ten years	39,000	38,841	2.62%	4,000	4,019	4.50%
Total	558,295	552,715	2.87%	406,323	405,968	2.99%
Foreign government bonds:
Maturing in one year or less	97,129	93,985	1.39%	45,681	45,655	0.85%
Maturing after one year through five years	139,451	138,999	2.39%	138,147	136,876	2.41%
Maturing after five years through ten years	49,999	50,191	0.38%	—	—	—%
Total	286,579	283,175	1.70%	183,828	182,531	2.02%
Asset-backed securities:
Maturing after ten years	61,501	61,829	0.83%	63,463	63,231	0.85%
CLOs:
Maturing after ten years	294,000	291,529	1.31%	294,000	287,494	1.34%
Total AFS debt securities	$8,411,142	$8,399,460	1.84%	$5,470,523	$5,544,658	2.13%

Total aggregated by maturities:
Maturing in one year or less	$1,379,762	$1,353,523	1.84%	$893,162	$892,648	1.72%
Maturing after one year through five years	785,678	790,794	3.03%	639,543	646,245	3.05%
Maturing after five years through ten years	1,483,790	1,491,799	1.44%	483,606	499,880	2.12%
Maturing after ten years	4,761,912	4,763,344	1.77%	3,454,212	3,505,885	2.08%
Total AFS debt securities	$8,411,142	$8,399,460	1.84%	$5,470,523	$5,544,658	2.13%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans. Total net loans, including loans held-for-sale, were $39.49 billion as of June 30, 2021, an increase of $1.71 billion or 5% from $37.77 billion as of December 31, 2020. This was primarily driven by growth of $952.4 million or 10% in residential mortgage, $583.5 million or 4% in total CRE loans, and $160.2 million or 1% in C&I loans. The composition of the loan portfolio as of June 30, 2021 was similar to the composition as of December 31, 2020.

The following table presents the composition of the Company’s total loan portfolio by loan type as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021		December 31, 2020
	Amount (1)	%	Amount (1)	%
Commercial:
C&I (2)	$13,790,461	35%	$13,631,726	36%
CRE:
CRE	11,711,369	29%	11,174,611	29%
Multifamily residential	3,219,796	8%	3,033,998	8%
Construction and land	460,678	1%	599,692	2%
Total CRE	15,391,843	38%	14,808,301	39%
Total commercial	29,182,304	73%	28,440,027	75%
Consumer:
Residential mortgage:
Single-family residential	8,869,370	22%	8,185,953	21%
HELOCs	1,872,166	5%	1,601,716	4%
Total residential mortgage	10,741,536	27%	9,787,669	25%
Other consumer	147,659	0%	163,259	0%
Total consumer	10,889,195	27%	9,950,928	25%
Total loans held-for-investment	40,071,499	100%	38,390,955	100%
Allowance for loan losses	(585,724)		(619,983)
Loans held-for-sale (3)	1,819		1,788
Total loans, net	$39,487,594		$37,772,760

(1)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(67.0) million and $(58.8) million as of June 30, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(25.9) million and $(12.7) million as of June 30, 2021 and December 31, 2020, respectively.
(2)Includes $1.43 billion and $1.57 billion of PPP loans as of June 30, 2021 and December 31, 2020, respectively.
(3)Consists of C&I and single-family residential loans as of June 30, 2021 and single-family residential loans as of December 31, 2020.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering SBA PPP loans in 2020 and 2021 to help struggling businesses in our communities pay their employees and sustain their businesses. The PPP closed to new loan applications on May 31, 2021. For more information on PPP loans, refer to Item 2. MD&A — Overview — Regulatory Developments Relating to the COVID-19 Pandemic — Paycheck Protection Program of the Company’s Form 10-K and Note 1 — Summary of Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

In addition, the Company also provides payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q.

Commercial

The commercial loan portfolio comprised 73% of total loans as of June 30, 2021, compared with 75% of total loans as of December 31, 2020. The Company actively monitors the portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $19.14 billion and $18.69 billion as of June 30, 2021 and December 31, 2020, respectively, an increase of 2% year-to-date. C&I loans totaled $13.79 billion or 35% of total loans held-for-investment as of June 30, 2021, growing by 1% from $13.63 billion or 36% of total loans held-for-investment as of December 31, 2020. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, including asset-based lending, equipment financing and leasing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The Company also has a portfolio of broadly syndicated C&I loans, primarily Term B, which totaled $1.02 billion and $892.1 million as of June 30, 2021 and December 31, 2020, respectively. The majority of the C&I loans have variable interest rates.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of June 30, 2021 and December 31, 2020.

Diversified C&I Loan Portfolio
Selected Industries as of June 30, 2021

All other C&I: 38%
PPP: 10%
General Manufacturing & Wholesale: 11%
Private Equity: 9%
Oil and Gas: 6%
Entertainment: 8%
Real Estate Related: 6%
Technology & Life Science: 4%
Clean Energy: 5%
Consumer Goods: 3%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2020

All other C&I: 37%
PPP: 12%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil and Gas: 7%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Commercial — Commercial Real Estate Loans. Total CRE loans outstanding were $15.39 billion or 38% of total loans held-for-investment as of June 30, 2021, growing by 4% from $14.81 billion or 39% of total loans held-for-investment as of December 31, 2020. The total CRE loan portfolio consists of income-producing CRE, multifamily residential, and construction and land loans. Year-to-date growth in total CRE loans was driven by growth in income-producing CRE and multifamily residential loans, partially offset by declines in construction and land loans.

The Company’s total CRE portfolio is granular and diversified by property type. The average loan size of total CRE was $2.4 million as of both June 30, 2021 and December 31, 2020. The following table summarizes the Company’s total CRE loan portfolio by property type as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Property types:
Retail	$3,565,160	23%	$3,466,141	23%
Multifamily	3,219,796	21%	3,033,998	20%
Offices	2,932,602	19%	2,747,082	19%
Industrial	2,614,414	17%	2,407,594	16%
Hospitality	1,957,260	13%	1,888,797	13%
Construction and land	460,678	3%	599,692	4%
Other	641,933	4%	664,997	5%
Total CRE loans	$15,391,843	100%	$14,808,301	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of both June 30, 2021 and December 31, 2020. The low weighted-average LTV ratio was consistent by CRE property type. Approximately 90% of total CRE loans had an LTV ratio of 65% or lower as of June 30, 2021, compared with 89% as of December 31, 2020. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for income-producing CRE and multifamily residential loans.

The following tables provide a summary of the Company’s income-producing CRE, multifamily residential, and construction and land loans by geography as of June 30, 2021 and December 31, 2020. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, which is concentrated in California:

($ in thousands)	June 30, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,283,774		$1,970,560		$176,745		$8,431,079
Northern California	2,557,802		682,515		131,370		3,371,687
California	8,841,576	75%	2,653,075	82%	308,115	67%	11,802,766	77%
New York	698,700	6%	146,241	5%	86,340	19%	931,281	6%
Texas	906,735	8%	186,912	6%	1,918	0%	1,095,565	7%
Washington	300,293	3%	105,462	3%	15,906	3%	421,661	3%
Arizona	136,806	1%	7,152	0%	—	—%	143,958	1%
Nevada	91,750	1%	81,656	3%	30,724	7%	204,130	1%
Other markets	735,509	6%	39,298	1%	17,675	4%	792,482	5%
Total loans	$11,711,369	100%	$3,219,796	100%	$460,678	100%	$15,391,843	100%

($ in thousands)	December 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,884,691		$1,867,646		$249,282		$8,001,619
Northern California	2,476,510		674,813		197,195		3,348,518
California	8,361,201	75%	2,542,459	84%	446,477	74%	11,350,137	77%
New York	696,712	6%	137,114	4%	93,806	16%	927,632	6%
Texas	864,639	8%	116,367	4%	2,581	0%	983,587	7%
Washington	341,374	3%	91,824	3%	22,724	4%	455,922	3%
Arizona	147,187	1%	12,406	0%	—	—%	159,593	1%
Nevada	88,959	1%	86,644	3%	22,384	4%	197,987	1%
Other markets	674,539	6%	47,184	2%	11,720	2%	733,443	5%
Total loans	$11,174,611	100%	$3,033,998	100%	$599,692	100%	$14,808,301	100%

Since 77% of total CRE loans were concentrated in California as of both June 30, 2021 and December 31, 2020, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the risk of real estate markets in California, see Item 1A. Risk Factors to the Company’s 2020 Form 10-K.

Commercial — Income-Producing Commercial Real Estate Loans. The Company provides financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Income-producing CRE loans totaled $11.71 billion as of June 30, 2021, compared with $11.17 billion as of December 31, 2020, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the income-producing CRE loans as of both June 30, 2021 and December 31, 2020. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by unaffiliated rental income from a third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.22 billion as of June 30, 2021, compared with $3.03 billion as of December 31, 2020, and accounted for 8% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. These loans totaled $460.7 million or 1% of total loans held-for-investment as of June 30, 2021, compared with $599.7 million or 2% of total loans held-for-investment as of December 31, 2020. Construction loans exposure consisted of $414.6 million in loans outstanding and $243.1 million in unfunded commitments as of June 30, 2021, compared with $554.7 million in loans outstanding and $288.2 million in unfunded commitments as of December 31, 2020. Land loans totaled $46.1 million as of June 30, 2021, compared with $45.0 million as December 31, 2020.

Consumer

The primary consumer portfolios for the Company were single-family residential mortgages and HELOCs, which are summarized by geography as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,492,408		$845,403		$4,337,811
Northern California	1,034,537		428,861		1,463,398
California	4,526,945	51%	1,274,264	68%	5,801,209	54%
New York	2,884,542	33%	267,698	14%	3,152,240	29%
Washington	565,306	6%	210,517	11%	775,823	7%
Massachusetts	252,771	3%	65,588	4%	318,359	3%
Texas	218,669	2%	—	—%	218,669	2%
Georgia	282,035	3%	20,184	1%	302,219	3%
Other markets	139,102	2%	33,915	2%	173,017	2%
Total	$8,869,370	100%	$1,872,166	100%	$10,741,536	100%
Lien priority:
First mortgage	$8,869,370	100%	$1,643,296	88%	$10,512,666	98%
Junior lien mortgage	—	—%	228,870	12%	228,870	2%
Total	$8,869,370	100%	$1,872,166	100%	$10,741,536	100%

($ in thousands)	December 31, 2020
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,462,067		$728,733		$4,190,800
Northern California	1,059,832		354,014		1,413,846
California	4,521,899	55%	1,082,747	68%	5,604,646	57%
New York	2,277,722	28%	244,425	15%	2,522,147	26%
Washington	597,231	7%	180,765	11%	777,996	8%
Massachusetts	259,368	3%	44,633	3%	304,001	3%
Texas	209,737	3%	—	—%	209,737	2%
Other markets	319,996	4%	49,146	3%	369,142	4%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%
Lien priority:
First mortgage	$8,185,953	100%	$1,372,270	86%	$9,558,223	98%
Junior lien mortgage	—	—%	229,446	14%	229,446	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%

Consumer — Single-Family Residential Mortgages. Single-family residential loans totaled $8.87 billion or 22% of total loans held-for-investment as of June 30, 2021, compared with $8.19 billion or 21% of total loans held-for-investment as of December 31, 2020. Year-to-date single-family residential mortgages grew by $683.4 million or 8%, primarily driven by net growth in New York. The Company was in a first lien position for virtually all of its single-family residential loans as of both June 30, 2021 and December 31, 2020. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $2.03 billion as of June 30, 2021, growing by $276.1 million or 16% from $1.75 billion as of December 31, 2020. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.87 billion or 5% of total loans held-for-investment as of June 30, 2021, compared with $1.60 billion or 4% of total loans held-for-investment as of December 31, 2020. Year-to-date HELOCs increased $270.5 million or 17%, primarily driven by growth in California. The Company was in a first lien position for 88% and 86% of total HELOCs as of June 30, 2021 and December 31, 2020, respectively. Many of the loans within this portfolio are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans.

All commercial and consumer loans originated by the Company are subject to the Company’s underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that the Company is compliant with these requirements.

Loans Held-for-Sale

As of June 30, 2021, loans held-for-sale of $1.8 million consisted of $1.5 million and $326 thousand of C&I and single-family residential loans, respectively. As of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the “foreseeable future,” subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

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

The following tables provide information on loan sales during the second quarter and first half of 2021 and 2020. Refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q for additional information on loan purchases and transfers.

($ in thousands)	Three Months Ended June 30, 2021
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$47,872	$17,019	$2,658	$67,549
Net gains	$167	$1,239	$66	$1,472
Purchased loans:
Amount	$36,631	$—	$—	$36,631
Net gains	$19	$—	$—	$19

($ in thousands)	Three Months Ended June 30, 2020
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$33,060	$—	$13,708	$46,768
Net gains	$—	$—	$132	$132

($ in thousands)	Six Months Ended June 30, 2021
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$151,357	$37,051	$10,164	$198,572
Net gains	$396	$2,502	$280	$3,178
Purchased loans:
Amount	$59,025	$—	$—	$59,025
Net gains	$94	$—	$—	$94

($ in thousands)	Six Months Ended June 30, 2020
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$136,033	$7,250	$18,350	$161,633
Net gains	$235	$665	$182	$1,082

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory risk, or economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s country risk exposure is largely concentrated in these locations. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021		December 31, 2020
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$652,256	1%	$647,883	1%
AFS debt securities, at fair value (1)	$248,999	0%	$66,170	0%
Loans held-for-investment (2)	$701,676	1%	$704,415	1%
Total assets	$1,626,275	3%	$1,426,479	3%
Subsidiary bank in China:
Cash and cash equivalents	$423,538	1%	$611,088	1%
Interest-bearing deposits with banks	$95,030	0%	$74,079	0%
AFS debt securities (3)	$166,789	0%	$152,219	0%
Loans held-for-investment (2)	$884,413	1%	$796,153	2%
Total assets	$1,564,612	3%	$1,634,896	3%

(1)Comprised of U.S. Treasury securities, corporate debt securities and foreign government bonds as of June 30, 2021; comprised of U.S. Treasury securities and foreign government bonds as of December 31, 2020.
(2)Primarily comprised of C&I loans as of both June 30, 2021 and December 31, 2020.
(3)Comprised of foreign government bonds as of both June 30, 2021 and December 31, 2020.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarter and first half of 2021 and 2020:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$6,873	2%	$7,261	2%	$12,340	1%	$14,190	2%
Subsidiary bank in China:
Total revenue	$6,158	1%	$5,606	1%	$12,679	1%	$12,785	2%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are in compliant with applicable regulatory capital requirements. The Company regularly conducts capital planning, at a minimum on an annual basis, to optimize the use of available capital, to appropriately plan for future capital needs, and to allocate capital to existing and future business activities. Furthermore, the Company performs capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share for a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020 or in the first half of 2021. As of June 30, 2021, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.55 billion as of June 30, 2021, an increase of $278.4 million or 5.3% from $5.27 billion as of December 31, 2020. The increase in the Company’s stockholders’ equity was primarily due to net income of $429.7 million for the first half of 2021, partially offset by an increase in other comprehensive loss of $59.0 million and cash dividends declared of $94.8 million during the first half of 2021. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $39.10 per common share as of June 30, 2021, an increase of 5.1% from $37.22 per common share as of December 31, 2020. The Company paid a quarterly cash dividends of $0.33 and $0.275 per common share for the second quarter of 2021 and 2020, respectively. In July 2021, the Company’s Board of Directors declared third quarter 2021 cash dividends of $0.33 per common share. The dividend is payable on August 16, 2021 to stockholders of record as of August 2, 2021.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021		December 31, 2020		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$21,816,721	42%	$16,298,301	36%	$5,518,420	34%
Interest-bearing checking	6,762,178	13%	6,142,193	14%	619,985	10%
Money market	12,853,812	24%	10,740,667	24%	2,113,145	20%
Savings	2,719,106	5%	2,681,242	6%	37,864	1%
Time deposits	8,430,758	16%	9,000,349	20%	(569,591)	(6)%
Total deposits	$52,582,575	100%	$44,862,752	100%	$7,719,823	17%
Other Funds
Short-term borrowings	$—		$21,009		$(21,009)	(100)%
FHLB advances	248,464		652,612		(404,148)	(62)%
Repurchase agreements	300,000		300,000		—	—%
Long-term debt	147,515		147,376		139	0%
Total other funds	$695,979		$1,120,997		$(425,018)	(38)%
Total sources of funds	$53,278,554		$45,983,749		$7,294,805	16%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits.

Total deposits were $52.58 billion as of June 30, 2021, an increase of $7.72 billion or 17% from $44.86 billion as of December 31, 2020. Deposit growth was attributable to strong growth in non-maturity deposits, partially offset by a reduction in higher-cost time deposits, from both commercial and consumer customers. The strongest growth was in noninterest-bearing demand deposits, which grew by $5.52 billion or 34% from December 31, 2020. Noninterest-bearing demand deposits were $21.82 billion or 42% of total deposits as of June 30, 2021, up from $16.30 billion or 36% of total deposits as of December 31, 2020. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

There were no short-term borrowings as of June 30, 2021. Short-term borrowings of $21.0 million as of December 31, 2020 consisted of borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited.

FHLB advances were $248.5 million as of June 30, 2021, a decrease of $404.1 million from $652.6 million as of December 31, 2020. As of June 30, 2021, FHLB advances had floating interest rates of 0.55% and remaining maturities between eight months and 1.4 years.

Gross repurchase agreements totaled $300.0 million as of both June 30, 2021 and December 31, 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both June 30, 2021 and December 31, 2020, the Company did not have any gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. As of June 30, 2021, gross repurchase agreements had interest rates ranging from 2.36% to 2.45%, with original terms between 4.0 years and 8.5 years and remaining maturities between 2.1 years and 2.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of June 30, 2021, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.5 million and $147.4 million as of June 30, 2021 and December 31, 2020, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 1.76% and 2.67% for the first half of 2021 and 2020, respectively, with remaining maturities ranging between 13.4 years and 16.2 years as of June 30, 2021.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. The Company and the Bank are subject to regulatory capital adequacy requirements. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation (“DFPI”). The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. Both the Company and the Bank are standardized approach institutions under Basel III Capital Rules. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Recent Regulatory Capital-Related Development of the Company’s 2020 Form 10-K for additional details.

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by regulatory guidance, which delays the estimated impact of Current Expected Credit Losses (“CECL”) on regulatory capital for two years and phases the impact over three years. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. In April 2020, in recognition of the CARES Act requirements, and to facilitate the use of the PPPLF, the U.S. banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of the PPPLF. In addition, under the CARES Act, loans originated by a banking organization under the PPP (whether or not sold or pledged in the PPPLF) will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the June 30, 2021 capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk-weighted at zero percent. As of June 30, 2021, the Company did not have any PPP loans pledged as collateral to the PPPLF.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2021 and December 31, 2020 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2021		December 31, 2020		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-based capital ratios:
CET1 capital (1)	12.8%	12.3%	12.7%	12.1%	4.5%	7.0%	6.5%
Tier 1 capital	12.8%	12.3%	12.7%	12.1%	6.0%	8.5%	8.0%
Total capital	14.3%	13.4%	14.3%	13.4%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.1%	8.7%	9.4%	9.0%	4.0%	4.0%	5.0%

(1)The CET1 capital and Tier 1 leverage components of the “well-capitalized” requirements apply only to the Bank since there is no CET1 or Tier 1 leverage ratio component in the regulatory definition of a well-capitalized bank-holding company. In addition, the Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6.0%.
(2)As of January 1, 2019, the 2.5% capital conservation buffer above the minimum risk-based capital ratios was required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of June 30, 2021 and December 31, 2020, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $40.61 billion as of June 30, 2021, an increase of $2.20 billion or 6% from $38.41 billion as of December 31, 2020. The increase in the risk-weighted assets was primarily due to loan growth and increased AFS debt securities.

Other Matters

London Interbank Offered Rate Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) confirmed that the one-week and two-month U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) settings will permanently cease following the LIBOR publication on December 31, 2021, and that the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings will permanently cease following the LIBOR publication on June 30, 2023. The FCA will consider requiring the ICE Benchmark Administration to publish one-month, three-month and six-month USD LIBOR settings on a “synthetic” basis after the LIBOR publication on June 30, 2023. However, any “synthetic” USD LIBOR settings will not be considered representative of the underlying market or economic reality they are intended to measure. The federal banking agencies have continued to encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR, although the adoption of SOFR remains voluntary. The ARRC has also formally recommended the CME Group’s forward-looking SOFR term rates. The ARRC supports the use of SOFR term rates for business loan activity and continues to recommend using forms of overnight and averages of SOFR where possible.

Majority of the Company’s LIBOR-based loans, derivatives, debt securities, resale agreements, junior subordinated debt and repurchase agreements are indexed to LIBOR tenors that will cease to be published after June 30, 2023. The volume of the Company’s LIBOR-based products that mature after June 30, 2023 is significant and, if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

The transition is anticipated to span several reporting periods through mid-2023 (depending on the setting) with the confirmed LIBOR cessation dates. The Company created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders and to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruptions during and after the LIBOR transition. The Company has completed a review of LIBOR contracts maturing after the LIBOR cessation dates and has begun taking steps to transition these contracts to alternative rates. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2020 Form 10-K.

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

Risk Management

Overview

In conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved Enterprise Risk Management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as credit risk; liquidity risk; capital risk; market risk; operational risk; compliance and regulatory risks; legal risks; strategic risks; and reputational risks.

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

The Risk Oversight Committee has primary responsibility for overseeing enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality and credit risk trends, credit quality administration and underwriting standards, as well as portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function reports directly to the Board’s Risk Oversight Committee and supports a strong credit risk management culture by providing an independent and objective assessment of underwriting and asset quality of the loan portfolio. A key focus of the Company’s credit risk management is adherence to a well-controlled underwriting process.

The Company assesses overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Credit Quality, Nonperforming Assets, Troubled Debt Restructurings (“TDRs”) and Allowance for Credit Losses.

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

The following table presents the Company’s criticized loans as of June 30, 2021 and December 31, 2020:

($ in thousands)			Change
	June 30, 2021	December 31, 2020	$	%
Criticized loans
Special mention loans	$386,807	$564,555	$(177,748)	(31)%
Classified loans	645,182	652,880	(7,698)	(1)%
Total criticized loans	$1,031,989	$1,217,435	$(185,446)	(15%)

Special mention loans to loans held-for-investment	0.97%	1.47%
Classified loans to loans held-for-investment	1.61%	1.70%
Criticized loans to loans held-for-investment	2.58%	3.17%

As of June 30, 2021, criticized loans totaled $1.03 billion or 2.58% of loans held-for-investment, compared with $1.22 billion or 3.17% of loans held-for-investment as of December 31, 2020. During the first half of 2021, criticized loans decreased by $185.4 million or 15%, to $1.03 billion as of June 30, 2021. The decrease in criticized loans was primarily in the C&I and CRE categories. During the first half of 2021, special mention loans decreased by $177.7 million or 31% to $386.8 million or 0.97% of loans held-for investment, and classified loans decreased $7.7 million or 1% to $645.2 million or 1.61% of loans held-for-investment.

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

The following table presents information regarding nonperforming assets as of the periods indicated:

($ in thousands)			Change
	June 30, 2021	December 31, 2020	$	%
Commercial:
C&I	$83,225	$133,939	$(50,714)	(38)%
CRE:
CRE	58,780	46,546	12,234	26%
Multifamily residential	2,893	3,668	(775)	(21)%
Construction and land	19,900	—	19,900	100%
Total CRE	81,573	50,214	31,359	62%
Consumer:
Residential mortgage:
Single-family residential	20,168	16,814	3,354	20%
HELOCs	10,321	11,696	(1,375)	(12)%
Total residential mortgage	30,489	28,510	1,979	7%
Other consumer	2,503	2,491	12	0%
Total nonaccrual loans	197,790	215,154	(17,364)	(8)%
OREO, net	14,914	15,824	(910)	(6)%
Other nonperforming assets	13,025	3,890	9,135	235%
Total nonperforming assets	$225,729	$234,868	$(9,139)	(4)%
Nonperforming assets to total assets	0.38%	0.45%
Nonaccrual loans to loans held-for-investment	0.49%	0.56%
Allowance for loan losses to nonaccrual loans	296.13%	288.16%
TDRs included in nonperforming loans	$66,648	$71,924

Period-over-period changes to nonaccrual loans represent loans that are placed on nonaccrual status in accordance with the Company’s accounting policy, offset by reductions from loans that are repaid, paid down, charged off, sold, foreclosed or upgraded due to continued performance and improvement in the borrowers’ financial condition and loan repayment capabilities. The $17.4 million or 8% decrease in nonaccrual loans to $197.8 million as of June 30, 2021, down from $215.2 million as of December 31, 2020, was primarily due to C&I loan upgrades and loan pay downs. This decrease was partially offset by inflows of C&I, construction and land, and CRE loans that were placed on nonaccrual.

As of June 30, 2021, C&I loans comprised 42% and total CRE loans comprised 41% of total nonaccrual loans. As of December 31, 2020, C&I loans comprised 62% and total CRE loans comprised 23% of total nonaccrual loans. As of June 30, 2021, $80.1 million or 41% of nonaccrual loans were less than 90 days delinquent. In comparison, $106.4 million or 49% of nonaccrual loans were less than 90 days delinquent as of December 31, 2020.

OREO was $14.9 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively, primarily consisting of one retail CRE property located in Southern California, which the Company took possession of during the first quarter of 2020.

Other nonperforming assets totaled $13.0 million and $3.9 million as of June 30, 2021 and December 31, 2020, respectively, an increase of $9.1 million or 235%, primarily due to three oil and gas loans that were transferred to foreclosed assets.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2021 and December 31, 2020:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	June 30, 2021	December 31, 2020	$	%	June 30, 2021	December 31, 2020
Commercial:
C&I	$30,182	$9,717	$20,465	211%	0.22%	0.07%
CRE:
CRE	4,647	375	4,272	NM	0.04%	0.00%
Multifamily residential	1,764	1,818	(54)	(3%)	0.05%	0.06%
Construction and land	—	19,900	(19,900)	(100%)	—%	3.32%
Total CRE	6,411	22,093	(15,682)	(71%)	0.04%	0.15%
Total commercial	36,593	31,810	4,783	15%	0.13%	0.11%
Consumer:
Residential mortgage:
Single-family residential	14,622	12,494	2,128	17%	0.16%	0.15%
HELOCs	3,805	6,052	(2,247)	(37%)	0.20%	0.38%
Total residential mortgage	18,427	18,546	(119)	(1%)	0.17%	0.19%
Other consumer	285	234	51	22%	0.19%	0.14%
Total consumer	18,712	18,780	(68)	0%	0.17%	0.19%
Total	$55,305	$50,590	$4,715	9%	0.14%	0.13%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both June 30, 2021 and December 31, 2020.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The following table presents the performing and nonperforming TDRs by portfolio segment as of June 30, 2021 and December 31, 2020. The allowance for loan losses for TDRs was $5.9 million as of June 30, 2021 and $10.3 million as of December 31, 2020.

($ in thousands)	June 30, 2021			December 31, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$105,521	$43,361	$148,882	$85,767	$68,451	$154,218
CRE:
CRE	24,620	—	24,620	24,851	—	24,851
Multifamily residential	3,253	1,398	4,651	3,310	1,448	4,758
Construction and land	—	19,900	19,900	19,900	—	19,900
Total CRE	27,873	21,298	49,171	48,061	1,448	49,509
Consumer:
Residential mortgage:
Single-family residential	6,745	1,132	7,877	6,748	1,169	7,917
HELOCs	2,599	857	3,456	2,631	856	3,487
Total residential mortgage	9,344	1,989	11,333	9,379	2,025	11,404
Total TDRs	$142,738	$66,648	$209,386	$143,207	$71,924	$215,131

Performing TDRs were $142.7 million and $143.2 million as of June 30, 2021 and December 31, 2020, respectively. Performing C&I TDRs were largely comprised of borrowers from the oil and gas, and general manufacturing and wholesale sectors. Over 97% and 85% of the performing TDRs were current as of June 30, 2021 and December 31, 2020, respectively.

Nonperforming TDRs were $66.6 million as of June 30, 2021, a decrease of $5.3 million or 7% from $71.9 million as of December 31, 2020. The nonperforming TDRs were mainly comprised of C&I loans from the oil and gas sector, and construction and land loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of June 30, 2021, there were two TDRs totaling $1.1 million that were provided subsequent modifications related to the COVID-19 pandemic. As of December 31, 2020, there were four TDRs totaling $11.8 million that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to COVID-19 Pandemic

Since late March 2020, under various forbearance programs, the Company has granted a range of commercial and consumer loan accommodation, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021 (“CAA”), permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances. To be eligible under Section 4013 of the CARES Act, as modified by the CAA, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) January 1, 2022. The federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised) (the “Interagency Statement”) on April 7, 2020 confirming that, for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e., six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40. See additional information in Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

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

The following table provides a summary of the COVID-19 pandemic-related loan modifications that remained under their modified terms as of June 30, 2021 and December 31, 2020. These amounts represent loan modifications that meet the criteria under Section 4013 of the CARES Act, as amended by the CAA, or Interagency Statement and therefore are not considered TDRs. These amounts also exclude loan modifications related to the COVID-19 pandemic made on existing TDRs. A loan is counted once in the table regardless of the number of accommodations the borrower has received.

($ in thousands)	June 30, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	8	$9,856	0%	16	$54,215	0%
CRE:
CRE	52	522,995	4%	63	597,972	5%
Multifamily residential	7	94,675	3%	4	17,111	1%
Construction and land	3	56,189	12%	3	66,629	11%
Total CRE	62	673,859	4%	70	681,712	5%
Total commercial	70	683,715	2%	86	735,927	3%
Consumer:
Residential mortgage:
Single-family residential	333	153,712	2%	498	207,797	3%
HELOCs	60	26,051	1%	102	39,469	2%
Total residential mortgage	393	179,763	2%	600	247,266	3%
Total consumer	393	179,763	2%	600	247,266	2%
Total payment deferral and forbearance	463	$863,478	2%	686	$983,193	3%

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

The COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals six months or less in duration, in the form of either principal payment deferrals, where the borrower was still paying interest, or full principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity or spread over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 60 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

As of June 30, 2021, the Company had $863.5 million of loans under payment deferral and forbearance programs, a decrease of $119.7 million or 12% from $983.2 million as of December 31, 2020. The loans on deferral as of June 30, 2021 and December 31, 2020, largely consisted of CRE and residential mortgage loans. The year-to-date decrease in loans on deferral reflected the lifting of COVID-19 related business shutdowns and restrictions on travel and restaurant dining. The increase of CRE COVID-19 related loan deferrals that were making at least partial payments from 73% as of December 31, 2020 to 88% as of June 30, 2021 also signaled improvements in the economy. Loans that have exited the modification program were predominantly current as of June 30, 2021. The Company monitors the delinquency status of loans exiting relief programs on an ongoing basis. The impacts of the COVID-19 loan modifications were considered in the determination of the allowance for credit loss.

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

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: 1) recourse obligations for loans sold, 2) letters of credit, and 3) unfunded lending commitments. The Company’s methodology for determining the allowance for unfunded lending commitments calculation uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the segment of the individual credit.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of June 30, 2021 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2020 Form 10-K and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021		December 31, 2020
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$362,528	35%	$398,040	36%
CRE:
CRE	161,962	29%	163,791	29%
Multifamily residential	21,925	8%	27,573	8%
Construction and land	15,643	1%	10,239	2%
Total CRE	199,530	38%	201,603	39%
Total commercial	562,058	73%	599,643	75%
Consumer:
Residential mortgage:
Single-family residential	16,530	22%	15,520	21%
HELOCs	2,938	5%	2,690	4%
Total residential mortgage	19,468	27%	18,210	25%
Other consumer	4,198	0%	2,130	0%
Total consumer	23,666	27%	20,340	25%
Total allowance for loan losses	$585,724	100%	$619,983	100%
Allowance for unfunded credit commitments	$26,300		$33,577
Total allowance for credit losses	$612,024		$653,560
Loans held-for-investment	$40,071,499		$38,390,955
Allowance for loan losses to loans held-for-investment	1.46%		1.61%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average loans held-for-investment	$39,622,090	$37,139,949	$39,177,831	$36,146,736
Annualized net charge-offs to average loans held-for-investment	0.13%	0.21%	0.14%	0.11%

The allowance for loan losses was $585.7 million as of June 30, 2021, a decrease of $34.3 million from $620.0 million as of December 31, 2020, primarily driven by a reduction in the allowance against the C&I loan portfolio. The change in the allowance reflects year-to-date improvement in the macroeconomic forecast and borrowers’ credit ratings, partially offset by loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loans. The scenarios may consist of a base forecast representing management's view of the most likely outcome and downside or upside scenarios reflecting possible worsening or improving economic conditions. The base forecast assumed better near-term economic conditions with a quicker recovery than from previous forecasts with upward revision to GDP growth and downward revision to the unemployment rate. The downside scenario assumed risks of a significant and persistent tightening in financial market conditions, causing a pull-back in the expected economic recovery, as compared to the base forecast. An upside scenario assumed a more optimistic view for the economic recovery, as compared with the base forecast, including faster GDP growth, declining unemployment rate and improved consumer optimism.

As of June 30, 2021 and December 31, 2020, PPP loans outstanding were $1.43 billion and $1.57 billion, respectively. As these loans are 100% guaranteed by the SBA, the Company believes they will have zero expected loss. Accordingly, as of June 30, 2021 and December 31, 2020, these loans had no related allowance for loan losses.

Second quarter 2021 net charge-offs were $13.3 million or annualized 0.13% of average loans-held-for-investment, compared with $19.2 million or annualized 0.21% of average loans held-for-investment for the second quarter of 2020. The year-over-year decrease was primarily from a decline in C&I charge-offs. First half of 2021 net charge-offs were $26.7 million or annualized 0.14% of average loans held-for-investment, compared with $20.1 million or annualized 0.11% of average loans held-for-investment for the first half of 2020. The year-over-year increase was primarily due to an increase in CRE charge-offs and a decrease in CRE recoveries, partially offset by lower C&I charge-offs. Payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of certain loan charge-offs.

The following tables summarize activity in the allowance for loan losses for loans by portfolio segments for the second quarter and first half of 2021 and 2020:

($ in thousands)		Three Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506
(Reversal of) provision for credit losses on loans	(a)	(22,586)	19,375	(5,385)	(3,243)	609	250	2,209	(8,771)
Gross charge-offs		(10,572)	(4,134)	(113)	(209)	—	—	(32)	(15,060)
Gross recoveries		1,338	322	16	6	82	18	3	1,785
Total net (charge-offs) recoveries		(9,234)	(3,812)	(97)	(203)	82	18	(29)	(13,275)
Foreign currency translation adjustment		264	—	—	—	—	—	—	264
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

($ in thousands)		Three Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,629	$132,819	$16,530	$11,018	$26,822	$3,881	$3,304	$557,003
Provision for (reversal of) credit losses on loans	(a)	37,862	43,315	7,908	7,526	(1,667)	205	(849)	94,300
Gross charge-offs		(20,378)	(320)	—	—	—	(221)	(30)	(20,949)
Gross recoveries		602	226	620	7	159	2	93	1,709
Total net (charge-offs) recoveries		(19,776)	(94)	620	7	159	(219)	63	(19,240)
Foreign currency translation adjustment		8	—	—	—	—	—	—	8
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

($ in thousands)		Six Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(18,747)	9,098	(6,776)	5,349	985	272	2,096	(7,723)
Gross charge-offs		(19,008)	(11,329)	(130)	(280)	(134)	(45)	(33)	(30,959)
Gross recoveries		2,098	402	1,258	335	159	21	5	4,278
Total net (charge-offs) recoveries		(16,910)	(10,927)	1,128	55	25	(24)	(28)	(26,681)
Foreign currency translation adjustment		145	—	—	—	—	—	—	145
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

($ in thousands)		Six Months Ended June 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	98,480	54,750	9,189	9,008	33	617	(3,121)	168,956
Gross charge-offs		(32,355)	(1,274)	—	—	—	(221)	(56)	(33,906)
Gross recoveries		2,177	9,886	1,155	28	424	4	94	13,768
Total net (charge-offs) recoveries		(30,178)	8,612	1,155	28	424	(217)	38	(20,138)
Foreign currency translation adjustment		(192)	—	—	—	—	—	—	(192)
Allowance for loan losses, end of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071

The following table summarizes activity in the allowance for unfunded credit commitments for the second quarter and first half of 2021 and 2020:

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$32,529	$20,829	$33,577	$11,158
Impact of ASU 2016-13 adoption		—	—	—	10,457
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(6,229)	8,143	(7,277)	7,357
Allowance for unfunded credit commitments, end of period		$26,300	$28,972	$26,300	$28,972
(Reversal of) provision for credit losses	(a) + (b)	$(15,000)	$102,443	$(15,000)	$176,313

The allowance for unfunded credit commitments was $26.3 million as of June 30, 2021, compared with $33.6 million as of December 31, 2020.

Liquidity Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and obligations to other counterparties as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows, and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base.

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and for East West on a stand-alone basis to ensure that the Company can serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, providing regular reports to the Board of Directors. The Company’s liquidity management practices have been effective under normal operating and stressed market conditions.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $52.58 billion as of June 30, 2021, compared with $44.86 billion as of December 31, 2020. The Company’s loan-to-deposit ratio was 76% as of June 30, 2021, compared with 86% as of December 31, 2020.

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

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021			December 31, 2020
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$5,997,805	$5,997,805	$—	$4,017,971	$4,017,971
Interest-bearing deposits with banks	—	830,279	830,279	—	809,728	809,728
Short-term resale agreements	—	1,689,184	1,689,184	—	900,000	900,000
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	80,316	1,981,135	2,061,451	91,637	773,443	865,080
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	537,478	3,019,714	3,557,192	494,132	2,320,532	2,814,664
Foreign government bonds	—	283,175	283,175	—	182,531	182,531
Municipal securities	—	454,923	454,923	1,033	395,040	396,073
Non-agency mortgage-backed securities, asset-backed securities and CLOs	287	1,489,717	1,490,004	434	879,908	880,342
Corporate debt securities	—	552,715	552,715	1,249	404,719	405,968
Total	$618,081	$16,298,647	$16,916,728	$588,485	$10,683,872	$11,272,357

Unencumbered liquid assets totaled $16.30 billion as of June 30, 2021, compared with $10.68 billion as of December 31, 2020. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means to generate incremental liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. As of June 30, 2021, the Company had available borrowing capacity of $22.43 billion, including $9.19 billion with the FHLB and $5.42 billion with the FRBSF. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.01 billion as of June 30, 2021. Estimated borrowing capacity from unpledged AFS debt securities totaled $6.81 billion as of June 30, 2021.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2020 Form 10-K. As of June 30, 2021, East West held $342.5 million and $439.1 million in cash and cash equivalents as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, management believes that East West has sufficient cash and cash equivalents to service its operating needs.

Liquidity Risk — Liquidity Stress Testing. Liquidity stress testing is performed at the Company level, as well as at the foreign subsidiary and foreign branch levels. Stress tests and scenario analyses are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, and potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

Liquidity Risk — COVID-19 Pandemic. In response to the ongoing developments related to the COVID-19 pandemic, the Company continues to closely monitor the impact of the pandemic on its business. Prolonged strained economic, capital, credit and/or financial market conditions may expose the Company to liquidity risk. During the first half of 2021, the macroeconomic outlook improved in the U.S. as vaccinations became more widely available and more businesses have reopened. However, additional waves of COVID-19 and its evolved strains still cause uncertainty and could potentially impact the liquidity of the Company.

As of June 30, 2021, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact on its business and financial position.

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

($ in thousands)	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$403,811	$270,916
Net cash used in investing activities	(5,602,449)	(3,530,613)
Net cash provided by financing activities	7,172,771	4,527,520
Effect of exchange rate changes on cash and cash equivalents	5,701	4,530
Net increase in cash and cash equivalents	1,979,834	1,272,353
Cash and cash equivalents, beginning of period	4,017,971	3,261,149
Cash and cash equivalents, end of period	$5,997,805	$4,533,502

Operating Activities — Net cash provided by operating activities was $403.8 million and $270.9 million for the first half of 2021 and 2020, respectively. During the first half of 2021, net cash provided by operating activities mainly reflected inflow of $429.7 million from net income, plus net income adjusted for certain noncash items of $81.2 million, partially offset by $73.8 million increase in accrued interest receivable and other assets, and $44.1 million decrease in accrued expenses and other liabilities. In comparison, during the same period in 2020, net cash provided by operating activities mainly reflected inflow of $244.2 million from net income, net income adjusted for certain noncash items of $228.3 million and $257.4 million increase in accrued expenses and other liabilities, partially offset by $456.4 million increase in accrued interest receivable and other assets.

Investing Activities — Net cash used in investing activities was $5.60 billion and $3.53 billion for the first half of 2021 and 2020, respectively. During the first half of 2021, cash used in investing activities primarily reflected $2.97 billion of net AFS debt securities purchases (net of sales, maturities and redemptions), $1.68 billion in cash used for growth in the loan portfolio, and $839.2 million in net resale agreements purchases (net of paydowns and maturities). During the same period in 2020, net cash used in investing activities primarily reflected cash outflows of $2.48 billion from loans held-for-investment, $501.1 million of net AFS debt securities purchases (net of sales, maturities and redemptions), $335.5 million in cash used for interest-bearing deposits with banks, and $150.0 million net resale agreements purchases (net of paydowns and maturities).

Financing Activities — Net cash provided by financing activities was $7.17 billion and $4.53 billion for the first half of 2021 and 2020, respectively. During the first half of 2021, net cash provided by financing activities primarily reflected a net increase of $7.71 billion in deposits, partially offset by $405.0 million in repayment of FHLB advances, and $95.1 million in cash dividends paid. During the same period in 2020, net cash provided by financing activities primarily reflected net increases of $3.36 billion in deposits, $1.43 billion in PPPLF advances, and $225.8 million in short-term borrowings, partially offset by $158.7 million in repayment of repurchase agreements and the related extinguishment cost, $146.0 million in shares repurchased, $90.0 million net repayment in FHLB advances, and $80.3 million in cash dividends paid.

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

The Board’s Risk Oversight Committee has primary oversight responsibility over market risk management. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring and managing interest rate risk as well as all other market risks.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, which is the primary area of market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, as well as affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s debt securities portfolio, loans portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

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

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instrument future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in benchmark interest rates. The model is also sensitive to the loan and investment prepayment assumptions, based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

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

Since the federal funds rate range was lowered to near zero in March 2020 and the Federal Reserve has committed its resources to support the financial markets, business, and state and local governments, it is not expected that rates will decline further, nor is it expected that rates will enter into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of June 30, 2021 are not provided.

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

The federal funds target rate range was 0.25% as of both June 30, 2021 and December 31, 2020. After lowering the range to between 0.00% and 0.25% in March 2020, the Federal Open Market Committee (“FOMC”) pledged to maintain monetary support for the economy. However, in June 2021, the FOMC, citing increasing signs of inflationary pressures, indicated that rate increases will likely be implemented as early as 2023. During the June 2021 meeting the FOMC also indicated it would hold the near-term federal funds target rate at between 0.00% and 0.25%. Current market expectations are for two rate hikes in 2023.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in upward direction as of June 30, 2021 and December 31, 2020.

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	June 30, 2021	December 31, 2020
+200	15.6%	12.6%
+100	7.4%	5.6%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s net interest income profile as of June 30, 2021 reflects an asset sensitive position. Net interest income would be expected to increase if interest rates rise and to decrease if interest rates decline. The potential impact of rate decreases is somewhat muted due to the current low rate environment with the federal funds rate floored and the federal funds rate range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. However, given the current low level of interest rates, the potential for further rate decreases is limited, which reduces the Bank’s exposure to risks associated with falling rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The Company’s estimated twelve-month net interest income sensitivity as of June 30, 2021 was slightly higher as compared with the sensitivity as of December 31, 2020 under both higher rate scenarios. This reflects both an increased asset rate sensitivity in the Company’s assets and an increase in noninterest bearing deposits.

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

Change in Interest Rates (Basis Points)	Net Interest Income Volatility (1)
	June 30, 2021	December 31, 2020
+200 Rate Ramp	6.6%	4.9%
+100 Rate Ramp	2.8%	2.2%
-100 Rate Ramp	NM	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a more meaningful indication of the potential impact of rising interest rates to the Company’s twelve-month net interest income. During the second quarter of 2021, the Company’s modeled asset sensitivity increased under simulations for the up 200 and up 100 basis point ramp scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 basis points in an upward direction as of June 30, 2021 and December 31, 2020:

Change in Interest Rates (Basis Points)	EVE Volatility (1)
	June 30, 2021	December 31, 2020
+200	7.0%	9.6%
+100	3.7%	4.8%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of June 30, 2021, compared with the results as of December 31, 2020. The changes in EVE sensitivity during this period were primarily due to changes in level and shape of the yield curve.

The Company’s EVE profile as of June 30, 2021 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The following table summarizes certain information concerning derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
($ in thousands)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts:	$275,000	$85,176	$275,000	$84,269
Fair value:
Recognized as a liability	1,184	195	1,864	235
Net fair value	$(1,184)	$(195)	$(1,864)	$(235)
Weighted-average interest rates:
Pay fixed (receive floating)	0.351% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Weighted-average remaining term to maturity (in months):	19.9	2.8	25.8	2.6
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$17,836,695	$3,756,284	$18,155,678	$3,108,488
Fair value:
Recognized as an asset	329,953	29,867	489,132	30,300
Recognized as a liability	227,768	20,360	315,834	22,524
Net fair value	$102,185	$9,507	$173,298	$7,776

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

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards. As of June 30, 2021, the outstanding foreign currency forwards effectively hedged approximately 50% of the Chinese Renminbi exposure in East West Bank (China) Limited.

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

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with customers throughout the terms of these contracts. As of June 30, 2021, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet items, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of fluctuation in energy commodity prices. To economically hedge against the risk of fluctuation in commodity prices in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions, including with central clearing organizations. Certain derivative contracts entered into with central clearing organizations are settled-to-market daily, to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

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

Critical Accounting Policies and Estimates

The Company’s significant accounting policies (Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K) are fundamental to understanding our results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments and may require significant judgments in applying complex accounting principles to individual transactions, where actual results could differ materially from the Company’s estimates. The Company has procedures and processes in place to facilitate making these judgments. In addition, certain accounting policies are more likely than others to have a critical effect on the Company’s Consolidated Financial Statements, and may apply to areas of relatively greater business importance. The following accounting policies are critical to the Company’s Consolidated Financial Statements:

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

The following tables present the reconciliations of GAAP to non-GAAP financial measures for the periods presented:

($ in thousands)		Three Months Ended			Six Months Ended
		June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income before provision for credit losses	(a)	$376,473	$353,695	$343,775	$730,168	$706,482
Total noninterest income (1)		68,431	72,866	55,707	141,297	111,213
Total revenue	(b)	$444,904	$426,561	$399,482	$871,465	$817,695

Total noninterest expense (1)	(c)	$189,523	$191,077	$184,766	$380,600	$365,099
Less: Amortization of tax credit and other investments (1)		$(27,291)	(25,358)	(21,829)	(52,649)	(40,611)
Amortization of core deposit intangibles		(710)	(732)	(931)	(1,442)	(1,884)
Repurchase agreements’ extinguishment cost		—	—	(8,740)		(8,740)
Non-GAAP noninterest expense	(d)	$161,522	$164,987	$153,266	$326,509	$313,864

Efficiency ratio	(c)/(b)	42.60%	44.79%	46.25%	43.67%	44.65%
Non-GAAP efficiency ratio	(d)/(b)	36.30%	38.68%	38.37%	37.47%	38.38%

(1)In the fourth quarter of 2020, the Company reclassified certain income/losses from equity-method investments from Amortization of tax credit and other investments to Other investment income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

($ and shares in thousands, except per share data)		June 30, 2021	March 31, 2021	June 30, 2020
Stockholders’ equity	(a)	$5,547,548	$5,285,027	$4,987,243
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(10,309)	(11,151)	(13,490)
Non-GAAP tangible common equity	(b)	$5,071,542	$4,808,179	$4,508,056

Total assets	(c)	$59,854,876	$56,874,146	$49,407,593
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(10,309)	(11,151)	(13,490)
Non-GAAP tangible assets	(d)	$59,378,870	$56,397,298	$48,928,406

Total stockholders’ equity to total assets	(a)/(c)	9.27%	9.29%	10.09%
Non-GAAP tangible common equity to tangible assets	(b)/(d)	8.54%	8.53%	9.21%

Number of common shares at period-end	(e)	141,878	141,843	141,486
Non-GAAP tangible common equity per share	(b)/(e)	$35.75	$33.90	$31.86

(1)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Three Months Ended			Six Months Ended
		June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income		$224,742	$204,994	$99,352	$429,736	$244,176
Add: Amortization of core deposit intangibles		710	732	931	1,442	1,884
Amortization of mortgage servicing assets		420	414	458	834	1,042
Tax effect of adjustments (1)		(321)	(325)	(394)	(646)	(830)
Non-GAAP tangible net income	(a)	$225,551	$205,815	$100,347	$431,366	$246,272

Average stockholders’ equity		$5,425,952	$5,338,098	$4,982,446	$5,382,267	$5,002,226
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(10,827)	(11,594)	(14,247)	(11,209)	(14,918)
Average non-GAAP tangible equity	(b)	$4,949,428	$4,860,807	$4,502,502	$4,905,361	$4,521,611

Return on average non-GAAP tangible equity (3)	(a)/(b)	18.28%	17.17%	8.96%	17.73%	10.95%

(1)Applied statutory rates of 28.37% for the second quarter and first half of 2021, and the first quarter of 2021. Applied statutory tax rate of 28.35% for the second quarter and first half of 2020.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in other documents that it files with, or furnishes to, the SEC and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, such as the future impacts of the COVID-19 pandemic. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences, some of which are beyond the Company’s control, include, but are not limited to:

•changes in the U.S. economy, including an economic slowdown, inflation, deflation, housing prices, employment levels, rate of growth and general business conditions;
•changes in local, regional and global business, economic and political conditions and geopolitical events;
•the economic, financial, reputational and other impacts of the ongoing COVID-19 global pandemic and variants thereof and any other pandemic, epidemic or health-related crisis, as well as a deterioration of asset quality and an increase in credit losses due to the COVID-19 global pandemic;
•changes in laws or the regulatory environment including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, and the DFPI;
•the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade dispute between the U.S. and the People’s Republic of China;
•changes in the commercial and consumer real estate markets;
•changes in consumer spending and savings habits;
•fluctuations in the Company’s stock price;
•changes in income tax laws and regulations;
•the Company’s ability to compete effectively against financial institutions in its banking markets and other entities, including as a result of emerging technologies;
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
•impact of a communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with whom the Company does business, including as a result of cyber-attacks, and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused and materially impact the Company’s ability to provide services to its clients;
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
•impact on the Company’s international operations due to political developments, disease pandemics, wars, terrorism or other hostilities that may disrupt or increase volatility in securities or otherwise affect economic conditions;
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
•impact of increased focus on social, environmental and sustainability matters, which may affect the Company’s operations as well as those of its customers and the economy more broadly;
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s AFS debt securities portfolio; and
•impact of climate change, natural or man-made disasters or calamities, such as wildfires and earthquakes, both of which are particularly common in California, or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2020 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the six months ended June 30, 2021.

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity line of credit
ALCO	Asset/Liability Committee	LCH	London Clearing House
AOCI	Accumulated other comprehensive (loss) income	LGD	Loss given default
ARPA	American Rescue Plan Act of 2021	LIBOR	London Interbank Offered Rate
ARRC	Alternative Reference Rates Committee	LTV	Loan-to-value
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MMBTU	Million British thermal unit
C&I	Commercial and industrial	MSLP	Main Street Lending Program
CAA	Consolidated Appropriations Act, 2021	NAV	Net asset value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
CECL	Current expected credit losses	OTTI	Other-than-temporary impairment
CET1	Common Equity Tier 1	PD	Probability of default
CLO	Collateralized loan obligation	PPP	Paycheck Protection Program
CME	Chicago Mercantile Exchange	PPPLF	Paycheck Protection Program Liquidity Facility
COVID-19	Coronavirus Disease 2019	RMB	Chinese Renminbi
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROE	Return on average equity
DFPI	California Department of Financial Protection and Innovation	RPA	Credit risk participation agreement
EPS	Earnings per share	RSU	Restricted stock unit
ERM	Enterprise risk management	S&P	Standard and Poor's
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBLC	Standby letter of credit
FCA	Financial Conduct Authority	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	TDR	Troubled debt restructuring
FRBSF	Federal Reserve Bank of San Francisco	U.S.	United States
FTP	Funds transfer pricing	USD	U.S. dollar
GAAP	Generally accepted accounting principles	VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 6, 2021

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer