Form 10-Q
period 2021-09-30
EAST WEST BANCORP INC
filed 2021-11-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,907,491 shares as of October 31, 2021.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$594,631	$592,117
Interest-bearing cash with banks	4,258,270	3,425,854
Cash and cash equivalents	4,852,901	4,017,971
Interest-bearing deposits with banks	855,162	809,728
Assets purchased under resale agreements (“resale agreements”)	2,596,142	1,460,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $9,783,180 in 2021 and $5,470,523 in 2020; includes assets pledged as collateral of $859,901 in 2021 and $588,484 in 2020)	9,713,006	5,544,658
Restricted equity securities, at cost	77,200	83,046
Loans held-for-sale	—	1,788
Loans held-for-investment (net of allowance for loan losses of $560,404 in 2021 and $619,983 in 2020; includes assets pledged as collateral of $24,551,177 in 2021 and $23,263,517 in 2020)	39,921,301	37,770,972
Investments in qualified affordable housing partnerships, net	297,367	213,555
Investments in tax credit and other investments, net	367,428	266,525
Premises and equipment (net of accumulated depreciation of $136,796 in 2021 and $127,884 in 2020)	96,956	103,251
Goodwill	465,697	465,697
Operating lease right-of-use assets	99,785	95,460
Other assets	1,616,165	1,324,262
TOTAL	$60,959,110	$52,156,913
LIABILITIES
Deposits:
Noninterest-bearing	$23,175,471	$16,298,301
Interest-bearing	30,180,719	28,564,451
Total deposits	53,356,190	44,862,752
Short-term borrowings	—	21,009
Federal Home Loan Bank (“FHLB”) advances	248,898	652,612
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	151,795	151,739
Operating lease liabilities	107,107	102,830
Accrued expenses and other liabilities	1,104,919	796,796
Total liabilities	55,268,909	46,887,738
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,764,049 and 167,240,600 shares issued in 2021 and 2020, respectively	168	167
Additional paid-in capital	1,883,871	1,858,352
Retained earnings	4,513,321	4,000,414
Treasury stock, at cost 25,880,318 shares in 2021 and 25,675,371 shares in 2020	(649,591)	(634,083)
Accumulated other comprehensive (loss) income (“AOCI”), net of tax	(57,568)	44,325
Total stockholders’ equity	5,690,201	5,269,175
TOTAL	$60,959,110	$52,156,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$363,503	$336,542	$1,057,964	$1,115,804
AFS debt securities	37,826	18,493	101,616	59,639
Resale agreements	8,957	5,295	23,077	16,434
Restricted equity securities	500	353	1,588	1,100
Interest-bearing cash and deposits with banks	4,521	5,045	11,781	20,717
Total interest and dividend income	415,307	365,728	1,196,026	1,213,694
INTEREST EXPENSE
Deposits	15,970	33,798	55,790	156,600
Short-term borrowings	—	407	42	1,228
FHLB advances	857	3,146	6,025	10,655
Repurchase agreements	2,012	2,155	5,981	9,686
Long-term debt and finance lease liabilities	762	2,092	2,314	4,913
Total interest expense	19,601	41,598	70,152	183,082
Net interest income before provision for credit losses	395,706	324,130	1,125,874	1,030,612
(Reversal of) provision for credit losses	(10,000)	10,000	(25,000)	186,313
Net interest income after provision for credit losses	405,706	314,130	1,150,874	844,299
NONINTEREST INCOME
Lending fees	17,516	18,736	56,965	56,455
Deposit account fees	18,508	12,573	51,233	33,892
Interest rate contracts and other derivative income	7,156	5,538	20,981	18,718
Foreign exchange income	13,101	3,310	35,634	15,691
Wealth management fees	5,598	4,553	20,460	12,997
Net gains on sales of loans	3,329	361	6,601	1,443
Gains on sales of AFS debt securities	354	698	1,178	11,867
Other investment income	5,349	5,239	13,870	6,652
Other income	2,198	3,495	7,484	8,000
Total noninterest income	73,109	54,503	214,406	165,715
NONINTEREST EXPENSE
Compensation and employee benefits	105,751	99,756	318,985	298,671
Occupancy and equipment expense	15,851	16,648	47,150	49,941
Deposit insurance premiums and regulatory assessments	4,641	4,006	12,791	11,133
Deposit account expense	4,136	3,113	11,845	10,029
Data processing	3,575	3,590	12,088	11,896
Computer software expense	8,426	8,539	23,106	22,006
Consulting expense	1,635	1,224	4,978	3,854
Legal expense	2,363	1,366	5,840	6,093
Other operating expense	20,998	17,122	58,544	57,489
Amortization of tax credit and other investments	38,008	17,209	90,657	57,819
Repurchase agreements’ extinguishment cost	—	—	—	8,740
Total noninterest expense	205,384	172,573	585,984	537,671
INCOME BEFORE INCOME TAXES	273,431	196,060	779,296	472,343
INCOME TAX EXPENSE	47,982	36,523	124,111	68,630
NET INCOME	$225,449	$159,537	$655,185	$403,713
EARNINGS PER SHARE (“EPS”)
BASIC	$1.59	$1.13	$4.62	$2.83
DILUTED	$1.57	$1.12	$4.58	$2.82
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,880	141,498	141,799	142,595
DILUTED	143,143	142,043	143,051	143,082

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$225,449	$159,537	$655,185	$403,713
Other comprehensive income (loss), net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(41,178)	4,634	(101,577)	49,903
Net changes in unrealized gains (losses) on cash flow hedges	51	87	551	(1,246)
Foreign currency translation adjustments	(1,752)	5,459	(867)	3,065
Other comprehensive (loss) income	(42,879)	10,180	(101,893)	51,722
COMPREHENSIVE INCOME	$182,570	$169,717	$553,292	$455,435

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2020	141,486,397	$1,841,915	$3,755,649	$(633,455)	$23,134	$4,987,243
Net income	—	—	159,537	—	—	159,537
Other comprehensive income	—	—	—	—	10,180	10,180
Issuance of common stock pursuant to various stock compensation plans and agreements	21,968	8,648	—	—	—	8,648
Repurchase of common stock pursuant to various stock compensation plans and agreements	(935)	—	—	(31)	—	(31)
Cash dividends on common stock ($0.275 per share)	—	—	(39,471)	—	—	(39,471)
BALANCE, SEPTEMBER 30, 2020	141,507,430	$1,850,563	$3,875,715	$(633,486)	$33,314	$5,126,106
BALANCE, JULY 1, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548
Net income	—	—	225,449	—	—	225,449
Other comprehensive loss	—	—	—	—	(42,879)	(42,879)
Issuance of common stock pursuant to various stock compensation plans and agreements	9,643	7,792	—	—	—	7,792
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,417)	—	—	(254)	—	(254)
Cash dividends on common stock ($0.330 per share)	—	—	(47,455)	—	—	(47,455)
BALANCE, SEPTEMBER 30, 2021	141,883,731	$1,884,039	$4,513,321	$(649,591)	$(57,568)	$5,690,201

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2020	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (1)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	403,713	—	—	403,713
Other comprehensive income	—	—	—	—	51,722	51,722
Issuance of common stock pursuant to various stock compensation plans and agreements	543,287	24,051	—	—	—	24,051
Repurchase of common stock pursuant to various stock compensation plans and agreements	(189,560)	—	—	(7,656)	—	(7,656)
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($0.825 per share)	—	—	(119,408)	—	—	(119,408)
BALANCE, SEPTEMBER 30, 2020	141,507,430	$1,850,563	$3,875,715	$(633,486)	$33,314	$5,126,106
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	655,185	—	—	655,185
Other comprehensive loss	—	—	—	—	(101,893)	(101,893)
Issuance of common stock pursuant to various stock compensation plans and agreements	523,449	25,520	—	—	—	25,520
Repurchase of common stock pursuant to various stock compensation plans and agreements	(204,947)	—	—	(15,508)	—	(15,508)
Cash dividends on common stock ($0.990 per share)	—	—	(142,278)	—	—	(142,278)
BALANCE, SEPTEMBER 30, 2021	141,883,731	$1,884,039	$4,513,321	$(649,591)	$(57,568)	$5,690,201

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$655,185	$403,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,371	96,089
Amortization of premiums and accretion of discount, net	17,392	(17,974)
Stock compensation costs	24,047	22,201
Deferred income tax benefit (expense)	787	(91)
(Reversal of) provision for credit losses	(25,000)	186,313
Net gains on sales of loans	(6,601)	(1,443)
Gains on sales of AFS debt securities	(1,178)	(11,867)
Impairment on other real estate owned ("OREO") and other foreclosed assets	4,843	—
Net gains on sales of OREO and other foreclosed assets	(1,954)	—
Loans held-for-sale:
Originations and purchases	(9,323)	(53,911)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	11,337	50,339
Proceeds from distributions received from equity method investees	7,624	4,934
Net change in accrued interest receivable and other assets	(78,649)	(467,077)
Net change in accrued expenses and other liabilities	30,179	220,343
Other net operating activities	771	529
Total adjustments	90,646	28,385
Net cash provided by operating activities	745,831	432,098
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(141,882)	(102,190)
Interest-bearing deposits with banks	4,576	(503,187)
Resale agreements:
Proceeds from paydowns and maturities	698,274	400,000
Purchases	(1,834,416)	(500,000)
AFS debt securities:
Proceeds from sales	236,967	494,877
Proceeds from repayments, maturities and redemptions	1,346,839	1,532,411
Purchases	(5,884,389)	(3,167,863)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	416,426	254,035
Purchases	(746,395)	(163,861)
Other changes in loans held-for-investment, net	(1,798,011)	(2,764,867)
Proceeds from sales of OREO and other foreclosed assets	28,560	—
Purchase of bank-owned life insurance	(150,000)	—
Proceeds from distributions received from equity method investees	5,626	2,601
Other net investing activities	(61)	(2,223)
Net cash used in investing activities	(7,817,886)	(4,520,267)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,486,734	4,337,096
Net (decrease) increase in short-term borrowings	(21,143)	30,916
FHLB advances:
Proceeds	—	10,200
Repayment	(405,000)	(100,200)
Repurchase agreements:
Proceeds from repurchase agreements	—	48,063
Repayment of repurchase agreements	—	(150,000)
Repurchase agreements’ extinguishment cost	—	(8,740)
Long-term debt and lease liabilities:
Proceeds from long-term debt	—	1,437,269
Repayment of long-term debt and lease liabilities	(909)	(10,609)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	—	(145,966)
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,180	1,170
Stocks tendered for payment of withholding taxes	(15,508)	(7,656)
Cash dividends paid	(141,911)	(119,185)
Net cash provided by financing activities	7,903,443	5,322,358
Effect of exchange rate changes on cash and cash equivalents	3,542	11,603
NET INCREASE IN CASH AND CASH EQUIVALENTS	834,930	1,245,792
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,017,971	3,261,149
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,852,901	$4,506,941

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$70,833	$188,657
Income taxes, net	$137,452	$82,114
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$411,416	$253,302
Loans transferred to OREO and other foreclosed assets	$49,122	$19,504

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Current Accounting Developments

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank (“East West Bank” or the “Bank”) and its subsidiaries. The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2021, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the most recently filed annual report on Form 10-K, and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission on February 26, 2021 (the “Company’s 2020 Form 10-K”). In addition, certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual results could be materially different from those estimates. Hence, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

New Accounting Pronouncements Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2021
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables— Nonrefundable Fees and Other Costs	January 1, 2021 Early adoption is not permitted.
The amendments in this ASU updates ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, by clarifying that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. If the security contained additional future call dates, an entity should consider whether the amortized cost basis exceeded the amount repayable by the issuer at the next call date. If so, the excess should be amortized to the next call date. This ASU also clarifies if there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security.

The amendments of this guidance should be applied on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities.
The Company adopted this guidance on a prospective basis in January 2021. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2021 (continued)
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities on a recurring basis, as well as the general classification of these instruments within the fair value hierarchy.

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

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company compares fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the documentation received from the third-party pricing service providers regarding the valuation inputs and methodology used for each category of securities.

When available, the Company uses quoted market prices to determine the fair value of AFS debt securities that are classified as Level 1. Level 1 AFS debt securities consist of U.S. Treasury securities. When pricing is unavailable from third-party pricing service providers for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. In addition, the Company obtains market quotes from other official published sources. As these valuations are based on observable inputs in the current marketplace, they are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs, and valuation techniques are reviewed periodically.

Equity Securities — Equity securities consisted of mutual funds as of both September 30, 2021 and December 31, 2020. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts that are not designated as hedging instruments with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certain variable interest rate borrowings. These interest rate swap contracts with institutional counterparties were designated as cash flow hedges. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. Considering the observable nature of all other significant inputs utilized, the Company classifies these derivative instruments as Level 2.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of September 30, 2021 and December 31, 2020, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. The majority of the inputs used to value the RPAs are observable; accordingly, RPAs are classified as Level 2.

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of September 30, 2021 and December 31, 2020, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$941,724	$—	$—	$941,724
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,363,109	—	1,363,109
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,274,467	—	1,274,467
Residential mortgage-backed securities	—	2,791,064	—	2,791,064
Municipal securities	—	501,489	—	501,489
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	464,770	—	464,770
Residential mortgage-backed securities	—	901,256	—	901,256
Corporate debt securities	—	618,671	—	618,671
Foreign government bonds	—	254,848	—	254,848
Asset-backed securities	—	76,799	—	76,799
Collateralized loan obligations (“CLOs”)	—	524,809	—	524,809
Total AFS debt securities	$941,724	$8,771,282	$—	$9,713,006

Investments in tax credit and other investments:
Equity securities (1)	$22,289	$4,496	$—	$26,785
Total investments in tax credit and other investments	$22,289	$4,496	$—	$26,785

Derivative assets:
Interest rate contracts	$—	$298,831	$—	$298,831
Foreign exchange contracts	—	31,875	—	31,875
Credit contracts	—	15	—	15
Equity contracts	—	6	220	226
Commodity contracts	—	363,063	—	363,063
Gross derivative assets	$—	$693,790	$220	$694,010
Netting adjustments (2)	$—	$(165,483)	$—	$(165,483)
Net derivative assets	$—	$528,307	$220	$528,527

Derivative liabilities:
Interest rate contracts	$—	$213,328	$—	$213,328
Foreign exchange contracts	—	24,313	—	24,313
Credit contracts	—	120	—	120
Commodity contracts	—	324,027	—	324,027
Gross derivative liabilities	$—	$561,788	$—	$561,788
Netting adjustments (2)	$—	$(342,619)	$—	$(342,619)
Net derivative liabilities	$—	$219,169	$—	$219,169

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,761	$—	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	814,319	—	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,153,770	—	1,153,770
Residential mortgage-backed securities	—	1,660,894	—	1,660,894
Municipal securities	—	396,073	—	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	239,842	—	239,842
Residential mortgage-backed securities	—	289,775	—	289,775
Corporate debt securities	—	405,968	—	405,968
Foreign government bonds	—	182,531	—	182,531
Asset-backed securities	—	63,231	—	63,231
CLOs	—	287,494	—	287,494
Total AFS debt securities	$50,761	$5,493,897	$—	$5,544,658

Investments in tax credit and other investments:
Equity securities (1)	$22,548	$8,724	$—	$31,272
Total investments in tax credit and other investments	$22,548	$8,724	$—	$31,272

Derivative assets:
Interest rate contracts	$—	$489,132	$—	$489,132
Foreign exchange contracts	—	30,300	—	30,300
Credit contracts	—	13	—	13
Equity contracts	—	585	273	858
Commodity contracts	—	82,451	—	82,451
Gross derivative assets	$—	$602,481	$273	$602,754
Netting adjustments (2)	$—	$(101,512)	$—	$(101,512)
Net derivative assets	$—	$500,969	$273	$501,242

Derivative liabilities:
Interest rate contracts	$—	$317,698	$—	$317,698
Foreign exchange contracts	—	22,759	—	22,759
Credit contracts	—	206	—	206
Commodity contracts	—	84,165	—	84,165
Gross derivative liabilities	$—	$424,828	$—	$424,828
Netting adjustments (2)	$—	$(184,697)	$—	$(184,697)
Net derivative liabilities	$—	$240,131	$—	$240,131

(1)Equity securities consist of mutual funds with readily determinable fair values. The Company invested in these mutual funds for CRA purposes.
(2)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and nine months ended September 30, 2021 and 2020, Level 3 fair value measurements that were measured on a recurring basis consisted of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity Contracts
Beginning balance	$223	$316	$273	$421
Total (losses) gains included in earnings (1)	(9)	(6)	37	8,262
Issuances	12	—	12	—
Settlements	—	—	(96)	—
Transfers out of Level 3 (2)	(6)	—	(6)	(8,373)
Ending balance	$220	$310	$220	$310

(1)Include both realized and unrealized gain (losses) recorded in Lending fees on the Consolidated Statement of Income. The unrealized (losses) gains were $(9) thousand and $(6) thousand for the three months ended September 30, 2021 and 2020, respectively, and $(38) thousand and $8.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)During the three and nine months ended September 30, 2021, the Company transferred $6 thousand of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity contracts, which was previously a private company, completed its initial public offering and became a public company. In comparison, zero and $8.4 million were transferred out of Level 3 for the same reason during the three and nine months ended September 30, 2020, respectively.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2021 and December 31, 2020, respectively. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2021
Derivative assets:
Equity contracts	$220	Black-Scholes option pricing model	Equity volatility	45% — 54%	49%
			Liquidity discount	47%	47%
December 31, 2020
Derivative assets:
Equity contracts	$273	Black-Scholes option pricing model	Equity volatility	46% — 61%	53%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of September 30, 2021 and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from impairment on certain individually evaluated loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, from write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments — The Company conducts due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no significant tax credit recapture risk. This monitoring process includes the quarterly review of the financial statements, the annual review of tax returns of the investment entity, the annual review of the financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment (“OTTI”) on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:
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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$123,233	$123,233
Commercial real estate (“CRE”):
CRE	—	—	9,400	9,400
Multifamily residential	—	—	2,958	2,958
Total commercial	—	—	135,591	135,591
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	2,739	2,739
Total consumer	—	—	2,739	2,739
Total loans held-for-investment	$—	$—	$138,330	$138,330
Other nonperforming assets	$—	$—	$699	$699

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$143,331	$143,331
CRE:
CRE	—	—	42,894	42,894
Total commercial	—	—	186,225	186,225
Consumer:
Residential mortgage:
HELOCs	—	—	1,146	1,146
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,637	3,637
Total loans held-for-investment	$—	$—	$189,862	$189,862
Investments in tax credit and other investments, net	$—	$—	$3,140	$3,140
OREO (1)	$—	$—	$15,824	$15,824

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the (decrease) increase in fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized during the periods presented:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loans held-for-investment (1):
Commercial:
C&I	$(4,977)	$(24,928)	$(13,590)	$(38,855)
CRE:
CRE	(106)	(15)	(7,186)	(292)
Multifamily residential	16	—	—	—
Total commercial	(5,067)	(24,943)	(20,776)	(39,147)
Consumer:
Residential mortgage:
HELOCs	3	3	(6)	(178)
Other consumer	—	—	(2,491)	2,491
Total consumer	3	3	(2,497)	2,313
Total loans held-for-investment	$(5,064)	$(24,940)	$(23,273)	$(36,834)
Investments in tax credit and other investments, net	$—	$—	$877	$(583)
Other nonperforming assets	$(43)	$—	$(3,933)	$—

(1)    Excludes loans fully charged off.

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2021 and December 31, 2020:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2021
Loans held-for-investment	$89,442	Discounted cash flows	Discount	4% — 15%	7%
	$32,636	Fair value of collateral	Discount	15% — 81%	40%
	$1,000	Fair value of collateral	Contract value	NM	NM
	$15,252	Fair value of property	Selling cost	8%	8%
Other nonperforming assets	$699	Fair value of collateral	Contract value	NM	NM

December 31, 2020
Loans held-for-investment	$104,783	Discounted cash flows	Discount	3% — 15%	11%
	$22,207	Fair value of collateral	Discount	10% — 26%	15%
	$15,879	Fair value of collateral	Contract value	NM	NM
	$46,993	Fair value of property	Selling cost	7% — 26%	10%
Investments in tax credit and other investments, net	$3,140	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$15,824	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2021 and December 31, 2020.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2021 and December 31, 2020, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights included in Other assets, and accrued interest payable included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	September 30, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,852,901	$4,852,901	$—	$—	$4,852,901
Interest-bearing deposits with banks	$855,162	$—	$855,162	$—	$855,162
Resale agreements	$2,596,142	$—	$2,580,845	$—	$2,580,845
Restricted equity securities, at cost	$77,200	$—	$77,200	$—	$77,200
Loans held-for-sale	$—	$—	$—	$—	$—
Loans held-for-investment, net	$39,921,301	$—	$—	$39,953,031	$39,953,031
Mortgage servicing rights	$5,620	$—	$—	$8,858	$8,858
Accrued interest receivable	$151,826	$—	$151,826	$—	$151,826
Financial liabilities:
Demand, checking, savings and money market deposits	$45,117,548	$—	$45,117,548	$—	$45,117,548
Time deposits	$8,238,642	$—	$8,248,717	$—	$8,248,717
FHLB advances	$248,898	$—	$250,635	$—	$250,635
Repurchase agreements	$300,000	$—	$312,264	$—	$312,264
Long-term debt	$147,586	$—	$149,625	$—	$149,625
Accrued interest payable	$11,275	$—	$11,275	$—	$11,275

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,017,971	$4,017,971	$—	$—	$4,017,971
Interest-bearing deposits with banks	$809,728	$—	$809,728	$—	$809,728
Resale agreements	$1,460,000	$—	$1,464,635	$—	$1,464,635
Restricted equity securities, at cost	$83,046	$—	$83,046	$—	$83,046
Loans held-for-sale	$1,788	$—	$1,788	$—	$1,788
Loans held-for-investment, net	$37,770,972	$—	$—	$37,803,940	$37,803,940
Mortgage servicing rights	$5,522	$—	$—	$8,435	$8,435
Accrued interest receivable	$150,140	$—	$150,140	$—	$150,140
Financial liabilities:
Demand, checking, savings and money market deposits	$35,862,403	$—	$35,862,403	$—	$35,862,403
Time deposits	$9,000,349	$—	$9,016,884	$—	$9,016,884
Short-term borrowings	$21,009	$—	$21,009	$—	$21,009
FHLB advances	$652,612	$—	$659,631	$—	$659,631
Repurchase agreements	$300,000	$—	$317,850	$—	$317,850
Long-term debt	$147,376	$—	$150,131	$—	$150,131
Accrued interest payable	$11,956	$—	$11,956	$—	$11,956

Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both September 30, 2021 and December 31, 2020.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.34 billion and $1.16 billion as of September 30, 2021 and December 31, 2020, respectively. The weighted-average yields were 1.50% and 1.72% for the three months ended September 30, 2021 and 2020, respectively; and 1.53% and 2.09% for the nine months ended September 30, 2021 and 2020, respectively.

Loans Purchased under Resale Agreements — The Company participated in resale agreements collateralized with loans with multiple counterparties starting in the fourth quarter of 2020. Total loans purchased under resale agreements were $1.26 billion and $300.0 million as of September 30, 2021 and December 31, 2020, respectively. The weighted-average yields were 1.48% and 1.57% for the three and nine months ended September 30, 2021, respectively.

Assets Sold under Repurchase Agreements — As of September 30, 2021 and December 31, 2020, securities sold under the repurchase agreements consisted of U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $300.0 million as of both September 30, 2021 and December 31, 2020. The weighted-average interest rates were 2.57% and 2.70% for the three months ended September 30, 2021 and 2020, respectively, and 2.62% and 3.64% for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, all repurchase agreements will mature in 2023.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master netting agreements that, in the event of default by the counterparty, provide the Company the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting Repurchase and Reverse Repurchase Agreements. Collateral received includes securities and loans that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Securities received or pledged as collateral in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and are usually delivered to and held by the third-party trustees.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Received
Resale agreements	$2,596,142	$—	$2,596,142	$(2,580,187)	(1)	$15,955

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2020
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$1,460,000	$—	$1,460,000	$(1,458,700)	(1)	$1,300

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS debt securities as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$950,260	$233	$(8,769)	$941,724
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,386,236	4,401	(27,528)	1,363,109
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,277,989	19,063	(22,585)	1,274,467
Residential mortgage-backed securities	2,814,111	13,875	(36,922)	2,791,064
Municipal securities	500,907	8,194	(7,612)	501,489
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	463,358	4,704	(3,292)	464,770
Residential mortgage-backed securities	902,002	2,490	(3,236)	901,256
Corporate debt securities	626,531	9,445	(17,305)	618,671
Foreign government bonds	258,119	657	(3,928)	254,848
Asset-backed securities	76,417	437	(55)	76,799
CLOs	527,250	5	(2,446)	524,809
Total AFS debt securities	$9,783,180	$63,504	$(133,678)	$9,713,006

($ in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,310	$451	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	806,814	8,765	(1,260)	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,125,174	34,306	(5,710)	1,153,770
Residential mortgage-backed securities	1,634,553	27,952	(1,611)	1,660,894
Municipal securities	382,573	13,588	(88)	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	234,965	6,107	(1,230)	239,842
Residential mortgage-backed securities	288,520	1,761	(506)	289,775
Corporate debt securities	406,323	3,493	(3,848)	405,968
Foreign government bonds	183,828	163	(1,460)	182,531
Asset-backed securities	63,463	10	(242)	63,231
CLOs	294,000	—	(6,506)	287,494
Total AFS debt securities	$5,470,523	$96,596	$(22,461)	$5,544,658

The amortized cost of AFS debt securities excludes accrued interest receivables, which are a component of Other assets on the Consolidated Balance Sheet. The accrued interest receivables for AFS debt securities were $27.0 million and $22.3 million as of September 30, 2021 and December 31, 2020, respectively. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2020 Form 10-K.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020.

($ in thousands)	September 30, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$768,909	$(8,769)	$—	$—	$768,909	$(8,769)
U.S. government agency and U.S. government- sponsored enterprise debt securities	1,008,979	(21,747)	144,196	(5,781)	1,153,175	(27,528)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	603,554	(17,164)	107,752	(5,421)	711,306	(22,585)
Residential mortgage-backed securities	1,904,559	(35,792)	17,591	(1,130)	1,922,150	(36,922)
Municipal securities	249,055	(7,612)	—	—	249,055	(7,612)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	151,915	(2,158)	40,233	(1,134)	192,148	(3,292)
Residential mortgage-backed securities	561,635	(3,233)	8,145	(3)	569,780	(3,236)
Corporate debt securities	207,861	(6,139)	178,833	(11,166)	386,694	(17,305)
Foreign government bonds	54,228	(3,514)	84,977	(414)	139,205	(3,928)
Asset-backed securities	21,631	(55)	—	—	21,631	(55)
CLOs	183,192	(58)	291,612	(2,388)	474,804	(2,446)
Total AFS debt securities	$5,715,518	$(106,241)	$873,339	$(27,437)	$6,588,857	$(133,678)

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$352,521	$(1,260)	$—	$—	$352,521	$(1,260)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	292,596	(5,656)	3,543	(54)	296,139	(5,710)
Residential mortgage-backed securities	342,561	(1,611)	—	—	342,561	(1,611)
Municipal securities	24,529	(88)	—	—	24,529	(88)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	58,738	(1,230)	7,920	—	66,658	(1,230)
Residential mortgage-backed securities	90,156	(506)	—	—	90,156	(506)
Corporate debt securities	251,674	(3,645)	9,798	(203)	261,472	(3,848)
Foreign government bonds	106,828	(1,460)	—	—	106,828	(1,460)
Asset-backed securities	—	—	34,104	(242)	34,104	(242)
CLOs	—	—	287,494	(6,506)	287,494	(6,506)
Total AFS debt securities	$1,519,603	$(15,456)	$342,859	$(7,005)	$1,862,462	$(22,461)

As of September 30, 2021, the Company had a total of 359 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 150 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 48 U.S. government agency and U.S. government-sponsored enterprise debt securities, and 22 corporate debt securities. In comparison, as of December 31, 2020, the Company had a total of 104 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 46 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities and 17 corporate debt securities.

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

The gross unrealized losses presented in the above tables were primarily attributable to interest rate movement and widened liquidity spreads. Securities that were in unrealized loss positions as of September 30, 2021 were mainly comprised of the following:
•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of September 30, 2021 was primarily due to interest rate movement. These securities (issued by Ginnie Mae, Fannie Mae, and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard and Poor's (“S&P”) and Fitch Ratings (“Fitch”), respectively). The Company expects to receive all contractual cash flows on time and believes the risk of credit losses on these securities is remote.
•U.S. government agency and U.S. government-sponsored enterprise debt securities — The market value decline as of September 30, 2021 was primarily due to interest rate movement. The securities consisted of the debt securities issued by:
–Federal Farm Credit Bank, Fannie Mae, Freddie Mac, and U.S. International Development Finance Corporation (rated Aaa, AA+ and AAA by Moody’s, S&P and Fitch, respectively).
–FHLB (rated Aaa and AA+ by Moody’s and S&P, respectively).
These securities are guaranteed or issued by entities sponsored by the U.S. government and the credit profiles are strong. The Company expects to receive all contractual cash flows on time and believes the risk of credit losses on these securities is remote.
•Corporate debt securities — The market value decline as of September 30, 2021 was primarily due to interest rate movement and spread widening. Since credit profiles of these securities are strong (rated BBB- or higher by Moody’s, S&P, Fitch, and Kroll Bond Rating Agency), and the contractual payments from these securities have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is remote.

The impact of the Coronavirus Disease 2019 (“COVID-19”) pandemic has been greatly mitigated by the government’s aggressive monetary policy and economic stimulus plans, including benchmark rate cuts, and various relief measures that contributed to the gradual and steady recovery of the market to pre-pandemic levels. Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if near-term credit performance could suffer from future unpredictable impacts of the COVID-19 pandemic, including new and more contagious variants.

As of September 30, 2021 and December 31, 2020, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of September 30, 2021 and December 31, 2020 provided against these securities. In addition, there was no provision for credit losses recognized for the three and nine months ended September 30, 2021 and 2020.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross realized gains	$354	$698	$1,178	$11,867
Related tax expense	$104	$206	$348	$3,508

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of September 30, 2021. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$1,522,146	$1,486,148
Due after one year through five years	845,850	848,562
Due after five years through ten years	1,618,344	1,618,061
Due after ten years	5,796,840	5,760,235
Total AFS debt securities	$9,783,180	$9,713,006

As of September 30, 2021 and December 31, 2020, AFS debt securities with fair values of $859.9 million and $588.5 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$59,950	$59,249
FHLB stock	17,250	23,797
Total restricted equity securities	$77,200	$83,046

Note 5 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate and foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of September 30, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	September 30, 2021				December 31, 2020
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$275,000		$—	$1,149	$275,000		$—	$1,864
Net investment hedges:
Foreign exchange contracts	85,316		158	—	84,269		—	235
Total derivatives designated as hedging instruments	$360,316		$158	$1,149	$359,269		$—	$2,099
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,743,446		$298,831	$212,179	$18,155,678		$489,132	$315,834
Foreign exchange contracts	3,047,846		31,717	24,313	3,108,488		30,300	22,524
Credit contracts	83,693		15	120	76,992		13	206
Equity contracts	—	(1)	226	—	—	(1)	858	—
Commodity contracts	—	(2)	363,063	324,027	—	(2)	82,451	84,165
Total derivatives not designated as hedging instruments	$20,874,985		$693,852	$560,639	$21,341,158		$602,754	$422,729
Gross derivative assets/liabilities			$694,010	$561,788			$602,754	$424,828
Less: Master netting agreements			(102,515)	(102,515)			(93,063)	(93,063)
Less: Cash collateral received/paid			(62,968)	(240,104)			(8,449)	(91,634)
Net derivative assets/liabilities			$528,527	$219,169			$501,242	$240,131

(1)The Company held equity contracts in one public company and 12 private companies as of September 30, 2021. In comparison, the Company held equity contracts in two public companies and 17 private companies as of December 31, 2020.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 8,557 thousand barrels of crude oil and 95,273 thousand units of natural gas, measured in million British thermal units (“MMBTUs”), as of September 30, 2021. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 6,321 thousand barrels of crude oil and 109,635 thousand MMBTUs of natural gas as of December 31, 2020. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

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

As of both September 30, 2021 and December 31, 2020, there were no fair value hedges or hedged certificates of deposit outstanding. There were no gains or losses recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for both the three and nine months ended September 30, 2021. In comparison, the net gains recognized on interest rate swaps were $154 thousand and $3.2 million for the three and nine months ended September 30, 2020, respectively, and a net gain of $112 thousand and a net loss of $1.6 million were recognized on certificates of deposit for the three and nine months ended September 30, 2020, respectively, which were recorded in interest expense on the Consolidated Statement of Income.

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges to limit the exposure to the variability in interest payments on certain floating rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of September 30, 2021, the Company expected to reclassify an estimated $625 thousand of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2021 and 2020. The after-tax impact of cash flow hedges on AOCI is discussed in Note 12 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Losses) gains recognized in AOCI	$(170)	$34	$150	$(1,449)
(Losses) gains reclassified from AOCI to interest expense	$(241)	$(87)	$(619)	$290

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

The following table presents the after-tax (losses) gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Losses recognized in AOCI	$(318)	$(2,627)	$(1,860)	$(2,000)

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,103,453	$—	$751	Purchased options	$1,103,453	$757	$—
Sold collars and corridors	179,605	2,083	198	Collars and corridors	179,605	199	2,093
Swaps	7,573,811	276,902	31,316	Swaps	7,603,519	18,890	177,821
Total	$8,856,869	$278,985	$32,265	Total	$8,886,577	$19,846	$179,914

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,393	$—	$115	Purchased options	$957,393	$101	$15
Sold collars and corridors	518,477	7,673	—	Collars and corridors	518,477	—	7,717
Swaps	7,586,414	479,634	1,364	Swaps	7,617,524	1,724	306,623
Total	$9,062,284	$487,307	$1,479	Total	$9,093,394	$1,825	$314,355

Included in the total notional amount of $8.89 billion of interest rate contracts entered into with financial counterparties as of September 30, 2021, was a notional amount of $2.86 billion of interest rate swaps that cleared through London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $16.0 million and liability fair value of $104.6 million as of September 30, 2021. In comparison, included in the total notional amount of $9.09 billion of interest rate contracts entered into with financial counterparties as of December 31, 2020 was a notional amount of $2.98 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.3 million and liability fair values of $187.4 million as of December 31, 2020.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, and enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2021 and December 31, 2020.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,573,945	$18,558	$20,340	Forwards and spot	$249,814	$1,913	$1,653
Swaps	66,696	321	76	Swaps	814,355	10,885	2,204
Written options	169,434	22	10	Purchased options	169,434	10	22
Collars	2,084	—	8	Collars	2,084	8	—
Total	$1,812,159	$18,901	$20,434	Total	$1,235,687	$12,816	$3,879

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,522,888	$17,575	$17,928	Forwards and spot	$145,197	$1,230	$273
Swaps	13,590	872	91	Swaps	1,191,355	10,049	3,658
Written options	117,729	—	574	Purchased options	117,729	574	—
Total	$1,654,207	$18,447	$18,593	Total	$1,454,281	$11,853	$3,931

Credit Contracts — The Company may periodically enter into RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs. The purchaser of credit protection that enters into an interest rate contract with the borrower, may in turn enter into an RPA with a seller of protection, under which the seller of protection receives a fee to accept a portion of the credit risk. A seller of credit protection is required to make payments to the buyer if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is part of the normal credit review and monitoring process. Assuming the underlying borrower referenced in the interest rate contracts defaulted as of September 30, 2021 and December 31, 2020, the maximum exposure of protection sold RPAs would be $4.5 million and $6.0 million, respectively. As of September 30, 2021 and December 31, 2020, the weighted-average remaining maturities of the outstanding protection sold RPAs were 3.4 years and 3.5 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$72,979	$—	$120	$66,278	$—	$206
RPAs - protection purchased	10,714	15	—	10,714	13	—
Total RPAs	$83,693	$15	$120	$76,992	$13	$206

Equity Contracts — Periodically, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in one public company and 12 private companies as of September 30, 2021, and held warrants in two public companies and 17 private companies as of December 31, 2020. The total fair value of the warrants held in both public and private companies was $226 thousand and $858 thousand as of September 30, 2021 and December 31, 2020, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of September 30, 2021 and December 31, 2020:

($ and units in thousands)	September 30, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	212	Barrels	$302	$1	Purchased options	212	Barrels	$—	$278
Collars	3,070	Barrels	35,941	—	Collars	3,126	Barrels	—	35,575
Swaps	5,275	Barrels	82,563	2	Swaps	8,219	Barrels	30,604	98,712
Total	8,557		$118,806	$3	Total	11,557		$30,604	$134,565

Natural gas:					Natural gas:
Written options	2,668	MMBTUs	$—	$—	Purchased options	2,668	MMBTUs	$—	$—
Collars	25,224	MMBTUs	30,542	62	Collars	29,242	MMBTUs	5,236	32,005
Swaps	67,381	MMBTUs	106,653	14,756	Swaps	127,419	MMBTUs	71,222	142,636
Total	95,273		$137,195	$14,818	Total	159,329		$76,458	$174,641
Total			$256,001	$14,821	Total			$107,062	$309,206

($ and units in thousands)	December 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Collars	2,022	Barrels	$2,344	$2,193	Collars	2,022	Barrels	$2,217	$2,402
Swaps	4,299	Barrels	9,282	14,283	Swaps	4,299	Barrels	8,220	7,135
Total	6,321		$11,626	$16,476	Total	6,321		$10,437	$9,537

Natural gas:					Natural gas:
Written options	597	MMBTUs	$—	$59	Purchased options	597	MMBTUs	$59	$—
Collars	12,733	MMBTUs	1,063	205	Collars	16,293	MMBTUs	205	813
Swaps	96,305	MMBTUs	32,074	27,238	Swaps	103,973	MMBTUs	26,988	29,837
Total	109,635		$33,137	$27,502	Total	120,863		$27,252	$30,650
Total			$44,763	$43,978	Total			$37,689	$40,187

As of September 30, 2021, the notional quantities that cleared through the Chicago Mercantile Exchange (“CME”) totaled 1,070 thousand barrels of crude oil and 15,740 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $8.8 million and to the liability fair value of $41.2 million as of September 30, 2021, to a net fair value liability of $7.5 million. In comparison, the notional quantities that cleared through CME totaled 1,275 thousand barrels of crude oil and 29,733 thousand MMBTUs of natural gas as of December 31, 2020. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $7.9 million and to the liability fair value of $3.7 million, as of December 31, 2020, to a net fair value of zero.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$2,467	$(3,013)	$11,030	$(15,385)
Foreign exchange contracts	Foreign exchange income	11,820	5,255	34,035	14,317
Credit contracts	Interest rate contracts and other derivative income	(20)	26	175	(72)
Equity contracts	Lending fees	3	3,592	388	11,971
Commodity contracts	Interest rate contracts and other derivative income	32	34	13	(13)
Net gains		$14,302	$5,894	$45,641	$10,818

Credit Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of September 30, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $82.4 million, in which $81.1 million of collateral was posted to cover these positions. As of December 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $107.4 million, in which $106.8 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, a minimal additional collateral would have been required to be posted as of September 30, 2021 and December 31, 2020.

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

($ in thousands)	As of September 30, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$694,010	$(102,515)	$(62,968)	$528,527	$—	$528,527
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$561,788	$(102,515)	$(240,104)	$219,169	$(157,315)	$61,854

($ in thousands)	As of December 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$602,754	$(93,063)	$(8,449)	$501,242	$(35)	$501,207
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$424,828	$(93,063)	$(91,634)	$240,131	$(221,150)	$18,981

(1)Included $1.2 million and $1.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020, respectively.
(2)Included $1.4 million and $220 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $67.1 million and $15.8 million as of September 30, 2021 and December 31, 2020, respectively. Of the gross cash collateral received, $63.0 million and $8.4 million were used to offset against derivative assets as of September 30, 2021 and December 31, 2020, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $240.1 million and $91.6 million as of September 30, 2021 and December 31, 2020, respectively. Of the gross cash collateral pledged, $240.1 million and $91.6 million were used to offset against derivative liabilities as of September 30, 2021 and December 31, 2020, respectively.
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

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Commercial:
C&I (1)	$13,831,649	$13,631,726
CRE:
CRE	11,818,065	11,174,611
Multifamily residential	3,340,378	3,033,998
Construction and land	376,921	599,692
Total CRE	15,535,364	14,808,301
Total commercial	29,367,013	28,440,027
Consumer:
Residential mortgage:
Single-family residential	9,021,801	8,185,953
HELOCs	1,963,622	1,601,716
Total residential mortgage	10,985,423	9,787,669
Other consumer	129,269	163,259
Total consumer	11,114,692	9,950,928
Total loans held-for-investment (2)	$40,481,705	$38,390,955
Allowance for loan losses	(560,404)	(619,983)
Loans held-for-investment, net (2)	$39,921,301	$37,770,972

(1)Includes Paycheck Protection Program (“PPP”) loans of $807.3 million and $1.57 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(54.3) million and $(58.8) million as of September 30, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(13.5) million and $(12.7) million as of September 30, 2021 and December 31, 2020, respectively.

Loans held-for-investment accrued interest receivable was $102.7 million and $107.5 million as of September 30, 2021 and December 31, 2020, respectively, and is presented in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

Loans totaling $24.55 billion and $23.26 billion as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure borrowings and provide additional borrowing capacity from the FRBSF and the FHLB.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring process. For the commercial portfolio, loans are risk rated based on an analysis of the borrower’s current payment performance or delinquency, repayment sources, financial and liquidity factors, including industry and geographic considerations. For a majority of the consumer portfolio, payment performance or delinquency is the driving indicator for the risk ratings. The Company utilizes internal credit risk ratings to assign each individual loan a risk rating of one through ten. Loans risk rated one through five are assigned an internal risk rating category of “Pass.” Loans risk rated one are typically loans fully secured by cash. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions. Loans assigned a risk rating of six have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating category of “Special Mention.” Loans assigned a risk rating of seven or eight have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating category of “Substandard.” Loans assigned a risk rating of nine have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating category of “Doubtful.” Loans assigned a risk rating of ten are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating category of “Loss.” Exposures categorized as criticized consist of special mention, substandard, doubtful and loss categories. The Company reviews the internal risk ratings of its loan portfolio on a regular basis, and adjusts the ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following tables summarize the Company’s loans held-for-investment as of September 30, 2021 and December 31, 2020, presented by loan portfolio segments, internal risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	September 30, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,136,513	$1,454,547	$787,238	$279,254	$175,669	$244,616	$7,069,657	$29,053	$13,176,547
Criticized (accrual)	75,943	168,029	110,500	13,700	1,475	4,489	183,809	—	557,945
Criticized (nonaccrual)	5,171	338	17,889	20,148	12,538	1,356	39,717	—	97,157
Total C&I	3,217,627	1,622,914	915,627	313,102	189,682	250,461	7,293,183	29,053	13,831,649
CRE:
CRE:
Pass	1,956,957	2,181,275	2,288,701	1,965,724	1,181,060	1,869,183	148,077	6,427	11,597,404
Criticized (accrual)	77,286	8,095	9,206	31,093	25,136	55,609	—	—	206,425
Criticized (nonaccrual)	4,425	—	—	4,648	4,752	411	—	—	14,236
Subtotal CRE	2,038,668	2,189,370	2,297,907	2,001,465	1,210,948	1,925,203	148,077	6,427	11,818,065
Multifamily residential:
Pass	611,439	752,178	692,580	432,959	316,412	451,180	19,420	—	3,276,168
Criticized (accrual)	—	—	725	23,512	7,121	31,729	—	—	63,087
Criticized (nonaccrual)	—	—	—	—	—	1,123	—	—	1,123
Subtotal multifamily residential	611,439	752,178	693,305	456,471	323,533	484,032	19,420	—	3,340,378
Construction and land:
Pass	102,619	99,857	111,607	16,986	—	1,252	—	—	332,321
Criticized (accrual)	3,398	—	—	22,156	—	19,046	—	—	44,600
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	106,017	99,857	111,607	39,142	—	20,298	—	—	376,921
Total CRE	2,756,124	3,041,405	3,102,819	2,497,078	1,534,481	2,429,533	167,497	6,427	15,535,364
Total commercial	5,973,751	4,664,319	4,018,446	2,810,180	1,724,163	2,679,994	7,460,680	35,480	29,367,013
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,131,943	2,214,125	1,465,612	1,169,483	825,120	1,203,031	—	—	9,009,314
Criticized (accrual)	—	—	374	490	1,633	1,214	—	—	3,711
Criticized (nonaccrual) (1)	—	397	2,178	1,712	1,168	3,321	—	—	8,776
Subtotal single-family residential	2,131,943	2,214,522	1,468,164	1,171,685	827,921	1,207,566	—	—	9,021,801
HELOCs:
Pass	20	1,799	258	1,295	3,343	12,578	1,710,540	223,057	1,952,890
Criticized (accrual)	7	—	—	200	—	222	2	1,570	2,001
Criticized (nonaccrual)	—	—	151	188	3,523	1,579	—	3,290	8,731
Subtotal HELOCs	27	1,799	409	1,683	6,866	14,379	1,710,542	227,917	1,963,622
Total residential mortgage	2,131,970	2,216,321	1,468,573	1,173,368	834,787	1,221,945	1,710,542	227,917	10,985,423
Other consumer:
Pass	16,737	5,382	—	—	1,741	51,529	51,389	—	126,778
Criticized (accrual)	—	—	—	—	—	—	—	—	—
Criticized (nonaccrual)	—	—	—	—	2,491	—	—	—	2,491
Total other consumer	16,737	5,382	—	—	4,232	51,529	51,389	—	129,269
Total consumer	2,148,707	2,221,703	1,468,573	1,173,368	839,019	1,273,474	1,761,931	227,917	11,114,692
Total	$8,122,458	$6,886,022	$5,487,019	$3,983,548	$2,563,182	$3,953,468	$9,222,611	$263,397	$40,481,705

($ in thousands)	December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,912,147	$1,477,740	$483,725	$245,594	$69,482	$245,615	$6,431,003	$29,487	$12,894,793
Criticized (accrual)	120,183	74,601	56,785	19,426	1,487	5,872	324,640	—	602,994
Criticized (nonaccrual)	2,125	25,267	22,240	18,787	4,964	1,592	58,964	—	133,939
Total C&I	4,034,455	1,577,608	562,750	283,807	75,933	253,079	6,814,607	29,487	13,631,726
CRE:
CRE:
Pass	2,296,649	2,402,136	2,310,748	1,328,251	732,694	1,529,681	173,267	19,064	10,792,490
Criticized (accrual)	47,459	63,654	43,447	98,259	2,094	80,662	—	—	335,575
Criticized (nonaccrual)	—	—	42,067	1,115	—	3,364	—	—	46,546
Subtotal CRE	2,344,108	2,465,790	2,396,262	1,427,625	734,788	1,613,707	173,267	19,064	11,174,611
Multifamily residential:
Pass	783,671	783,589	479,959	411,945	181,213	348,751	5,895	—	2,995,023
Criticized (accrual)	—	735	22,330	6,101	264	5,877	—	—	35,307
Criticized (nonaccrual)	—	—	1,475	—	—	2,193	—	—	3,668
Subtotal multifamily residential	783,671	784,324	503,764	418,046	181,477	356,821	5,895	—	3,033,998
Construction and land:
Pass	224,924	172,707	156,712	—	20,897	1,028	—	—	576,268
Criticized (accrual)	3,524	—	—	—	—	19,900	—	—	23,424
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	228,448	172,707	156,712	—	20,897	20,928	—	—	599,692
Total CRE	3,356,227	3,422,821	3,056,738	1,845,671	937,162	1,991,456	179,162	19,064	14,808,301
Total commercial	7,390,682	5,000,429	3,619,488	2,129,478	1,013,095	2,244,535	6,993,769	48,551	28,440,027
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,385,853	1,813,200	1,501,660	1,021,707	523,170	921,714	—	—	8,167,304
Criticized (accrual)	—	1,429	—	—	119	1,034	—	—	2,582
Criticized (nonaccrual) (1)	—	226	812	1,789	1,994	11,246	—	—	16,067
Subtotal single-family residential	2,385,853	1,814,855	1,502,472	1,023,496	525,283	933,994	—	—	8,185,953
HELOCs:
Pass	1,131	880	2,879	5,363	8,433	13,475	1,328,919	225,810	1,586,890
Criticized (accrual)	—	—	200	—	996	—	1,328	606	3,130
Criticized (nonaccrual)	—	151	285	4,617	164	1,962	—	4,517	11,696
Subtotal HELOCs	1,131	1,031	3,364	9,980	9,593	15,437	1,330,247	230,933	1,601,716
Total residential mortgage	2,386,984	1,815,886	1,505,836	1,033,476	534,876	949,431	1,330,247	230,933	9,787,669
Other consumer:
Pass	9,531	—	—	1,830	—	83,255	66,136	—	160,752
Criticized (accrual)	16	—	—	—	—	—	—	—	16
Criticized (nonaccrual)	—	—	—	2,491	—	—	—	—	2,491
Total other consumer	9,547	—	—	4,321	—	83,255	66,136	—	163,259
Total consumer	2,396,531	1,815,886	1,505,836	1,037,797	534,876	1,032,686	1,396,383	230,933	9,950,928
Total	$9,787,213	$6,816,315	$5,125,324	$3,167,275	$1,547,971	$3,277,221	$8,390,152	$279,484	$38,390,955

(1)As of September 30, 2021 and December 31, 2020, $647 thousand and $747 thousand of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration, respectively, were classified with a “Pass” rating.

Revolving loans converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three and nine months ended September 30, 2021, HELOCs totaling $4.1 million and $62.7 million, respectively, were converted to term loans. In comparison, during the three and nine months ended September 30, 2020, HELOCs totaling $59.8 million and $118.2 million, respectively, were converted to term loans. During the three and nine months ended September 30, 2021, one C&I revolving loan of $82 thousand was converted to a term loan. In comparison, during the three and nine months ended September 30, 2020, one C&I revolving loan of $250 thousand was converted to a term loan. One CRE revolving loan of $1.4 million was converted to a term loan during the three months ended September 30, 2021. Three CRE revolving loans totaling $6.4 million were converted to term loans during the nine months ended September 30, 2021. In comparison, there were no conversions of CRE revolving loans to term loans during both the three and nine months ended September 30, 2020.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. Payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,717,788	$6,597	$10,107	$16,704	$97,157	$13,831,649
CRE:
CRE	11,803,236	438	155	593	14,236	11,818,065
Multifamily residential	3,337,341	1,914	—	1,914	1,123	3,340,378
Construction and land	376,921	—	—	—	—	376,921
Total CRE	15,517,498	2,352	155	2,507	15,359	15,535,364
Total commercial	29,235,286	8,949	10,262	19,211	112,516	29,367,013
Consumer:
Residential mortgage:
Single-family residential	8,995,226	13,442	3,711	17,153	9,422	9,021,801
HELOCs	1,950,594	2,298	1,999	4,297	8,731	1,963,622
Total residential mortgage	10,945,820	15,740	5,710	21,450	18,153	10,985,423
Other consumer	126,594	180	4	184	2,491	129,269
Total consumer	11,072,414	15,920	5,714	21,634	20,644	11,114,692
Total	$40,307,700	$24,869	$15,976	$40,845	$133,160	$40,481,705

($ in thousands)	December 31, 2020
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,488,070	$8,993	$724	$9,717	$133,939	$13,631,726
CRE:
CRE	11,127,690	375	—	375	46,546	11,174,611
Multifamily residential	3,028,512	1,818	—	1,818	3,668	3,033,998
Construction and land	579,792	19,900	—	19,900	—	599,692
Total CRE	14,735,994	22,093	—	22,093	50,214	14,808,301
Total commercial	28,224,064	31,086	724	31,810	184,153	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,156,645	9,911	2,583	12,494	16,814	8,185,953
HELOCs	1,583,968	2,922	3,130	6,052	11,696	1,601,716
Total residential mortgage	9,740,613	12,833	5,713	18,546	28,510	9,787,669
Other consumer	160,534	217	17	234	2,491	163,259
Total consumer	9,901,147	13,050	5,730	18,780	31,001	9,950,928
Total	$38,125,211	$44,136	$6,454	$50,590	$215,154	$38,390,955

(1)As of September 30, 2021 and December 31, 2020, loans in payment deferral programs offered in response to the COVID-19 pandemic that are performing according to their modified terms are generally not considered delinquent, and are included in the “Current Accruing Loans” column.

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both September 30, 2021 and December 31, 2020. Nonaccrual loans may not have an allowance for credit losses if the loss expectation is zero because the loan balances are supported by the collateral value.

($ in thousands)	September 30, 2021	December 31, 2020
Commercial:
C&I	$15,270	$62,040
CRE:
CRE	13,826	45,537
Multifamily residential	—	2,519
Total CRE	13,826	48,056
Total commercial	29,096	110,096
Consumer:
Residential mortgage:
Single-family residential	1,534	6,013
HELOCs	5,608	8,076
Total residential mortgage	7,142	14,089
Other consumer	—	2,491
Total consumer	7,142	16,580
Total nonaccrual loans with no related allowance for loan losses	$36,238	$126,676

Foreclosed Assets

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $39.5 million in foreclosed assets as of September 30, 2021, compared with $19.7 million as of December 31, 2020. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $8.7 million and $4.1 million as of September 30, 2021 and December 31, 2020, respectively. The Company suspended certain mortgage foreclosure activities in connection with its actions to support its customers during the COVID-19 pandemic. In addition, certain other foreclosures are awaiting for the end of government-mandated foreclosure moratoriums in certain states.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. Since March 2020, the Company has implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. These COVID-related modifications are generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those borrowers who would have otherwise moved into past due or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following tables present the additions to TDRs for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended September 30,
	2021				2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	7	$26,248	$27,111	$5,688	6	$43,378	$35,568	$12,108
CRE:
CRE	—	—	—	—	2	21,429	21,242	21
Multifamily residential	1	1,101	1,118	—	1	1,220	1,226	—
Total CRE	1	1,101	1,118	—	3	22,649	22,468	21
Total commercial	8	27,349	28,229	5,688	9	66,027	58,036	12,129
Total	8	$27,349	$28,229	$5,688	9	$66,027	$58,036	$12,129

($ in thousands)	Loans Modified as TDRs During the Nine Months Ended September 30,
	2021				2020
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	11	$46,144	$45,954	$7,662	11	$93,235	$79,713	$12,507
CRE:
CRE	—	—	—	—	2	21,429	21,242	21
Multifamily residential	1	1,101	1,118	—	1	1,220	1,226	—
Total CRE	1	1,101	1,118	—	3	22,649	22,468	21
Total commercial	12	47,245	47,072	7,662	14	115,884	102,181	12,528
Total	12	$47,245	$47,072	$7,662	14	$115,884	$102,181	$12,528

(1)Includes subsequent payments after modification and reflects the balance as of September 30, 2021 and 2020.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances for the three and nine months ended September 30, 2021 and 2020 by modification type:

($ in thousands)	Modification Type During the Three Months Ended September 30,
	2021					2020
	Principal (1)	Principal and Interest	Interest Deferments	Interest Rate Reduction	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Interest Rate Reduction	Total
Commercial:
C&I	$27,111	$—	$—	$—	$27,111	$19,025	$—	$16,543	$—	$35,568
CRE:
CRE	—	—	—	—	—	21,242	—	—	—	21,242
Multifamily residential	1,118	—	—	—	1,118	1,226	—	—	—	1,226
Total CRE	1,118	—	—		1,118	22,468	—	—	—	22,468
Total commercial	28,229	—	—	—	28,229	41,493	—	16,543	—	58,036
Total	$28,229	$—	$—	$—	$28,229	$41,493	$—	$16,543	$—	$58,036

($ in thousands)	Modification Type During the Nine Months Ended September 30,
	2021					2020
	Principal (1)	Principal and Interest	Interest Deferments	Interest Rate Reduction	Total	Principal (1)	Principal and Interest (2)	Interest Deferments	Interest Rate Reduction	Total
Commercial:
C&I	$28,780	$—	$—	$17,174	$45,954	$36,043	$10,819	$32,851	$—	$79,713
CRE:
CRE	—	—	—	—	—	21,242	—	—	—	21,242
Multifamily residential	1,118	—	—	—	1,118	1,226	—	—	—	1,226
Total CRE	1,118	—	—	—	1,118	22,468	—	—	—	22,468
Total commercial	29,898	—	—	17,174	47,072	58,511	10,819	32,851	—	102,181
Total	$29,898	$—	$—	$17,174	$47,072	$58,511	$10,819	$32,851	$—	$102,181

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Include principal and interest deferments or reductions.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents the information on loans that entered into payment default during the three and nine months ended September 30, 2021 and 2020 that were modified in as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Loan Count	Recorded Investment	Loan Count	Recorded Investment	Loan Count	Recorded Investment	Loan Count	Recorded Investment
Commercial:
C&I	—	$—	—	$—	1	$11,431	1	$16,309
Total	—	$—	—	$—	1	$11,431	1	$16,309

As of September 30, 2021 and December 31, 2020, the remaining commitments to lend additional funds to borrowers whose terms of their outstanding owed balances were modified as TDRs was $6.8 million and $3.0 million, respectively.

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

The allowance for credit losses estimation involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures share risk characteristics with other similar exposures and are collectively evaluated. The collectively evaluated loans cover performing risk-rated loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. These individually assessed loans include TDR and nonaccrual loans.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses the different risk factors considered in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.
~~•~~Quantitative Component — The allowance for loan losses is estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. The forward-looking information is limited to the reasonable and supportable period. These macroeconomic scenarios include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of the loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining lives of the loans to estimate the allowance for loan losses.

For both the three and nine months ended September 30, 2021 and 2020, there were no changes to the reasonable and supportable forecast period, except to the C&I segment, which changed from eight to 11 quarters, and no changes to the reversion to historical loss experience method. The change in the reasonable and supportable period for the C&I segment was due to model enhancement, including updates to certain macroeconomic variable inputs. There was no change to the overall model methodology.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age (1), size and spread at origination, and internal risk rating	Volatility Index (“VIX”) and BBB yield to 10-year U.S. Treasury spread (“BBB Spread”) (1)
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Historical loss experience	Immaterial (2)

(1)Due to model enhancements, risk characteristic related to “time-to-maturity” was changed to “age”; while macroeconomic variables related to “unemployment rate and two- and ten-year U.S. Treasury spread” were changed to “VIX and BBB Spread” during the three months ended September 30, 2021.
(2)Macroeconomic variables are included in the qualitative estimate.

Allowance for Loan Losses for the Commercial Loan Portfolio

The Company’s C&I loan lifetime loss rate model estimates credit losses by estimating a loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans eleven quarters, thereafter immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

For CRE, multifamily residential, and construction and land loans, projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio

For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period. In order to estimate the life of a loan for the single-family residential and HELOC portfolio, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. For other consumer loans, the Company uses a loss rate approach.

•Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance, if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:
–Loan growth trends;
–The volume and severity of past due financial assets, and the volume and severity of adversely classified financial assets;
–The Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
–Knowledge of a borrower’s operations;
–The quality of the Company’s credit review system;
–The experience, ability and depth of the Company’s management, lending associates and other relevant associates;
–The effect of other external factors such as the regulatory and legal environments and changes in technology;
–Actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates; and
–Risk factors in certain industry sectors not captured by the quantitative models.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2021, collateral-dependent commercial and consumer loans totaled $45.4 million and $10.4 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $97.2 million and $17.3 million, respectively, as of December 31, 2020. The Company's commercial collateral-dependent loans were secured by real estate or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both September 30, 2021 and December 31, 2020, the collateral value of the properties securing each of these collateral-dependent loans, net of selling costs, exceeded the recorded value of the individual loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)		Three Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724
(Reversal of) provision for credit losses on loans	(a)	(23,365)	2,129	(2,660)	9,058	2,537	435	130	(11,736)
Gross charge-offs		(1,154)	(14,229)	—	(2,674)	(912)	—	(10)	(18,979)
Gross recoveries		4,203	187	652	267	137	19	—	5,465
Total net recoveries (charge-offs)		3,049	(14,042)	652	(2,407)	(775)	19	(10)	(13,514)
Foreign currency translation adjustment		(70)	—	—	—	—	—	—	(70)
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

($ in thousands)		Three Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071
Provision for (reversal of) credit losses on loans	(a)	31,691	(8,301)	(1,916)	(8,180)	(2,692)	(637)	(76)	9,889
Gross charge-offs		(25,111)	(1,414)	—	—	—	—	(124)	(26,649)
Gross recoveries		1,218	485	665	30	—	43	—	2,441
Total net (charge-offs) recoveries		(23,893)	(929)	665	30	—	43	(124)	(24,208)
Foreign currency translation adjustment		500	—	—	—	—	—	—	500
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Nine Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(42,112)	11,227	(9,436)	14,407	3,522	707	2,226	(19,459)
Gross charge-offs		(20,162)	(25,558)	(130)	(2,954)	(1,046)	(45)	(43)	(49,938)
Gross recoveries		6,301	589	1,910	602	296	40	5	9,743
Total net (charge-offs) recoveries		(13,861)	(24,969)	1,780	(2,352)	(750)	(5)	(38)	(40,195)
Foreign currency translation adjustment		75	—	—	—	—	—	—	75
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

($ in thousands)		Nine Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	130,171	46,449	7,273	828	(2,659)	(20)	(3,197)	178,845
Gross charge-offs		(57,466)	(2,688)	—	—	—	(221)	(180)	(60,555)
Gross recoveries		3,395	10,371	1,820	58	424	47	94	16,209
Total net (charge-offs) recoveries		(54,071)	7,683	1,820	58	424	(174)	(86)	(44,346)
Foreign currency translation adjustment		308	—	—	—	—	—	—	308
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

The following table summarizes the activities in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$26,300	$28,972	$33,577	$11,158
Impact of ASU 2016-13 adoption		—	—	—	10,457
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,736	111	(5,541)	7,468
Allowance for unfunded credit commitments, end of period		$28,036	$29,083	$28,036	$29,083
(Reversal of) provision for credit losses	(a) + (b)	$(10,000)	$10,000	$(25,000)	$186,313

The allowance for credit losses as of September 30, 2021, was $588.4 million, a decrease of $65.2 million compared with $653.6 million as of December 31, 2020. The change in the allowance for credit losses was comprised of a net decrease of $59.6 million in the allowance for loan losses and a $5.6 million decrease in the allowance for unfunded credit commitments. An improved macroeconomic outlook resulted in the overall decrease in the required allowance for credit losses as of September 30, 2021, leading to a $10.0 million and $25.0 million reversal of credit losses for the three and nine months ended September 30, 2021, respectively.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments.

Loans Held-for-Sale

As of September 30, 2021, the Company had no loans held-for-sale. As of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information about the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$117,196	$24,120	$17,226	$5,238	$163,780
Sales (2)(3)(4)	$118,851	$24,120	$19,900	$6,959	$169,830
Purchases (5)	$65,354	$—	$—	$137,937	$203,291

($ in thousands)	Three Months Ended September 30, 2020
	Commercial		Consumer	Total
	C&I	CRE	Residential Mortgage
		Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$89,394	$—	$—	$89,394
Sales (2)(3)(4)	$92,237	$—	$31,847	$124,084
Purchases (5)	$—	$838	$17,294	$18,132

($ in thousands)	Nine Months Ended September 30, 2021
	Commercial				Consumer
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$327,781	$61,171	$—	$17,226	$5,238	$411,416
Sales (2)(3)(4)	$329,233	$61,171	$—	$19,900	$17,123	$427,427
Purchases (5)	$310,447	$—	$370	$—	$434,900	$745,717

($ in thousands)	Nine Months Ended September 30, 2020
	Commercial			Consumer
		CRE		Residential Mortgage
	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$246,052	$7,250	$—	$—	$253,302
Sales (2)(3)(4)	$248,895	$7,250	$—	$50,197	$306,342
Purchases (5)	$143,086	$—	$2,358	$18,378	$163,822

(1)Includes write-downs of $3.6 million and $4.9 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2021, respectively. There were $2.8 million of write-downs for each of the three and nine months ended September 30, 2020.
(2)Includes originated loans sold of $143.3 million and $341.9 million for the three and nine months ended September 30, 2021, respectively, and $112.3 million and $294.6 million for the three and nine months ended September 30, 2020, respectively. Originated loans sold consisted primarily of C&I and CRE loans during the three and nine months ended September 30, 2021. In comparison, originated loans sold consisted primarily of C&I and single-family residential loans for the three and nine months ended September 30, 2020.
(3)Includes $26.5 million and $85.5 million of purchased loans sold in the secondary market for the three and nine months ended September 30, 2021, respectively. There were $11.8 million of purchased loans sold in the secondary market for each of the three and nine months ended September 30, 2020.
(4)Net gains on sales of loans were $3.3 million and $6.6 million for the three and nine months ended September 30, 2021, respectively, and $361 thousand and $1.4 million for the three and nine months ended September 30, 2020, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships using the proportional amortization method if the investments meet certain criteria. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Investments in qualified affordable housing partnerships, net	$297,367	$213,555
Accrued expenses and other liabilities — Unfunded commitments	$148,171	$77,444

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Tax credits and other tax benefits recognized	$7,503	$11,402	$28,583	$34,205
Amortization expense included in income tax expense	$9,147	$8,975	$25,595	$26,507

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Investments in tax credit and other investments, net	$367,428	$266,525
Accrued expenses and other liabilities — Unfunded commitments	$194,796	$105,282

The following table presents additional information related to the Company’s investments in tax credit and other investments, net, for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of tax credit and other investments	38,008	17,209	90,657	57,819

The Company held equity securities that are mutual funds with readily determinable fair values of $26.8 million and $31.3 million, as of September 30, 2021 and December 31, 2020, respectively. The Company invested in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized losses of $88 thousand and $515 thousand related to these equity securities for the three and nine months ended September 30, 2021, respectively, and unrealized gains of $55 thousand and $813 thousand, respectively, for the same periods in 2020. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $29.3 million and $23.7 million as of September 30, 2021 and December 31, 2020, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three and nine months ended September 30, 2021 and 2020, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

Tax credit and other investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. For the three months ended September 30, 2021 and 2020, the Company recorded no adjustments related to these tax credit and other investments. For the nine months ended September 30, 2021, the Company recorded $1.3 million of impairment recoveries. In comparison, the Company recorded impairment recoveries of $259 thousand and OTTI charges of $733 thousand for the nine months ended September 30, 2020.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation, and wind and solar energy projects, of which the majority of such investments are variable interest entities (“VIEs”). As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s expected maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that manages a pool of assets consisting primarily of broadly syndicated corporate loans, where multiple tranches of notes are issued to investors. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently sold its portfolio management contract in 2020 but retained the top three investment grade-rated tranches, which had a carrying amount of $291.6 million and $287.5 million as of September 30, 2021 and December 31, 2020, respectively.

Note 8 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both September 30, 2021 and December 31, 2020. The Company’s annual goodwill impairment testing is performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements of the Company’s 2020 Form 10-K. The Company completed its annual goodwill impairment testing as of December 31, 2020, and determined there was no goodwill impairment. As of September 30, 2021, the Company reviewed the macroeconomic conditions, including the impacts of the COVID-19 pandemic on its business performance and market capitalization, and concluded that goodwill was not impaired.

Core Deposit Intangibles

The following table presents the gross carrying amount of core deposit intangible assets and accumulated amortization as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(81,869)	(79,722)
Net carrying balance (1)	$4,230	$6,377

(1)Excludes fully amortized core deposit intangible assets.

There were no impairment write-downs on core deposit intangibles during the three and nine months ended September 30, 2021 and 2020.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $706 thousand and $927 thousand for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of September 30, 2021:

($ in thousands)	Amount
Remainder of 2021	$602
2022	1,865
2023	1,199
2024	553
2025	11
Total	$4,230

Note 9 — Commitments and Contingencies

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

The following table presents the Company’s credit-related commitments as of September 30, 2021 and December 31, 2020:

	September 30, 2021					December 31, 2020
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,043,712	$127,951	$2,678,519	$654,213	$6,504,395	$5,690,847
Commercial letters of credit and SBLCs	983,663	475,826	142,714	590,644	2,192,847	2,240,813
Total	$4,027,375	$603,777	$2,821,233	$1,244,857	$8,697,242	$7,931,660

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of September 30, 2021, total letters of credit of $2.19 billion consisted of SBLCs of $2.15 billion and commercial letters of credit of $43.6 million. As of December 31, 2020, total letters of credit of $2.24 billion consisted of SBLCs of $2.12 billion and commercial letters of credit of $124.9 million. As of both September 30, 2021 and December 31, 2020, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $28.0 million and $33.5 million as of September 30, 2021 and December 31, 2020, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse percentage of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of September 30, 2021 and December 31, 2020:

	Maximum Potential Future Payments						Carrying Value
	September 30, 2021					December 31, 2020	September 30, 2021	December 31, 2020
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$48	$341	$95	$7,840	$8,324	$10,526	$8,324	$10,526
Multi-family residential loans sold or securitized with recourse	—	192	—	14,996	15,188	15,672	23,889	26,619
Total	$48	$533	$95	$22,836	$23,512	$26,198	$32,213	$37,145

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $45 thousand and $88 thousand as of September 30, 2021 and December 31, 2020, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of September 30, 2021 and December 31, 2020, these commitments were $343.0 million and $182.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 10 — Stock Compensation Plans

Pursuant to the Company’s 2016 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”), stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. Stock options have not been issued since 2011 and no stock options were outstanding as of both September 30, 2021 and December 31, 2020.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (deficiencies) associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock compensation costs	$8,022	$7,921	$24,047	$22,201
Related net tax benefits (deficiencies) for stock compensation plans	$42	$(14)	$1,699	$(1,589)

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

Compensation costs are calculated using the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. For performance-based RSUs, the compensation costs are based on grant date fair value which considers both performance and market conditions, and is subject to subsequent adjustments based on the Company’s outcome in meeting the performance criteria at the end of the performance period. Compensation costs of both time-based and performance-based awards are estimated based on awards ultimately expected to vest, and are recognized net of estimated forfeitures on a straight-line basis from the grant date until the vesting date of each grant. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2020 Form 10-K for additional information.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the nine months ended September 30, 2021. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2021	1,345,524	$50.22	398,057	$53.66
Granted	396,002	71.47	91,960	77.67
Vested	(295,156)	67.13	(120,286)	70.13
Forfeited	(106,245)	55.65	—	—
Outstanding, September 30, 2021	1,340,125	$52.35	369,731	$54.28

The following table presents a summary of the activities for the Company’s time-based RSUs that will be vested in cash for the nine months ended September 30, 2021:

Shares
Outstanding, January 1, 2021	21,802
Granted	15,803
Vested	—
Forfeited	(9,106)
Outstanding, September 30, 2021	28,499

As of September 30, 2021, there were $28.3 million and $16.6 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. Both of these costs are expected to be recognized over a weighted-average period of 1.92 years.

Note 11 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2021 and 2020. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic:
Net income	$225,449	$159,537	$655,185	$403,713
Basic weighted-average number of shares outstanding	141,880	141,498	141,799	142,595
Basic EPS	$1.59	$1.13	$4.62	$2.83
Diluted:
Net income	$225,449	$159,537	$655,185	$403,713
Basic weighted-average number of shares outstanding	141,880	141,498	141,799	142,595
Diluted potential common shares (1)	1,263	545	1,252	487
Diluted weighted-average number of shares outstanding (1)	143,143	142,043	143,051	143,082
Diluted EPS	$1.57	$1.12	$4.58	$2.82

(1)Includes dilutive shares from RSUs for the three and nine months ended September 30, 2021 and 2020.

For the three and nine months ended September 30, 2021, two thousand and six thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation. In comparison, 124 thousand and 123 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation for the three and nine months ended September 30, 2020.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock, and the Company repurchased 4,471,682 shares at an average price of $32.64 per share, for a total cost of $146.0 million. In comparison, the Company did not repurchase any shares during the three and nine months ended September 30, 2021.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, July 1, 2020	$42,850	$(1,333)	$(18,383)	$23,134
Net unrealized gains arising during the period	5,126	25	5,459	10,610
Amounts reclassified from AOCI	(492)	62	—	(430)
Changes, net of tax	4,634	87	5,459	10,180
Balance, September 30, 2020	$47,484	$(1,246)	$(12,924)	$33,314
Balance, July 1, 2021	$(8,152)	$(730)	$(5,807)	$(14,689)
Net unrealized losses arising during the period	(40,928)	(121)	(1,752)	(42,801)
Amounts reclassified from AOCI	(250)	172	—	(78)
Changes, net of tax	(41,178)	51	(1,752)	(42,879)
Balance, September 30, 2021	$(49,330)	$(679)	$(7,559)	$(57,568)

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2020	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	58,262	(1,038)	3,065	60,289
Amounts reclassified from AOCI	(8,359)	(208)	—	(8,567)
Changes, net of tax	49,903	(1,246)	3,065	51,722
Balance, September 30, 2020	$47,484	$(1,246)	$(12,924)	$33,314
Balance, January 1, 2021	$52,247	$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(100,747)	108	(867)	(101,506)
Amounts reclassified from AOCI	(830)	443	—	(387)
Changes, net of tax	(101,577)	551	(867)	(101,893)
Balance, September 30, 2021	$(49,330)	$(679)	$(7,559)	$(57,568)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Three Months Ended September 30,
	2021			2020
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized (losses) gains arising during the period	$(58,138)	$17,210	$(40,928)	$7,304	$(2,178)	$5,126
Net realized (gains) reclassified into net income (1)	(354)	104	(250)	(698)	206	(492)
Net change	(58,492)	17,314	(41,178)	6,606	(1,972)	4,634
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(170)	49	(121)	34	(9)	25
Net realized losses reclassified into net income (2)	241	(69)	172	87	(25)	62
Net change	71	(20)	51	121	(34)	87
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(1,878)	126	(1,752)	4,419	1,040	5,459
Net change	(1,878)	126	(1,752)	4,419	1,040	5,459
Other comprehensive (loss) income	$(60,299)	$17,420	$(42,879)	$11,146	$(966)	$10,180

($ in thousands)	Nine Months Ended September 30,
	2021			2020
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
AFS debt securities:
Net unrealized (losses) gains arising during the period	$(143,131)	$42,384	$(100,747)	$82,767	$(24,505)	$58,262
Net realized (gains) reclassified into net income (1)	(1,178)	348	(830)	(11,867)	3,508	(8,359)
Net change	(144,309)	42,732	(101,577)	70,900	(20,997)	49,903
Cash flow hedges:
Net unrealized gains (losses) arising during the period	150	(42)	$108	(1,449)	411	(1,038)
Net realized losses (gains) reclassified into net income (2)	619	(176)	443	(290)	82	(208)
Net change	769	(218)	551	(1,739)	493	(1,246)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(1,603)	736	(867)	2,274	791	3,065
Net change	(1,603)	736	(867)	2,274	791	3,065
Other comprehensive (loss) income	$(145,143)	$43,250	$(101,893)	$71,435	$(19,713)	$51,722

(1)For the three and nine months ended September 30, 2021 and 2020, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)For the three and nine months ended September 30, 2021 and 2020, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

Note 13 — Business Segments

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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platform. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management and foreign exchange services.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2021 and 2020:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2021
Net interest income before provision for (reversal of) credit losses	$176,678	$189,791	$29,237	$395,706
Provision for (reversal of) credit losses	1,293	(11,293)	—	(10,000)
Noninterest income	22,446	42,925	7,738	73,109
Noninterest expense	90,575	66,688	48,121	205,384
Segment income (loss) before income taxes	107,256	177,321	(11,146)	273,431
Segment net income	$76,825	$126,767	$21,857	$225,449
As of September 30, 2021
Segment assets	$14,687,023	$27,861,690	$18,410,397	$60,959,110

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2020
Net interest income before provision for (reversal of) credit losses	$120,969	$162,884	$40,277	$324,130
(Reversal of) provision for credit losses	(3,470)	13,470	—	10,000
Noninterest income	17,426	28,984	8,093	54,503
Noninterest expense	81,419	61,863	29,291	172,573
Segment income before income taxes	60,446	116,535	19,079	196,060
Segment net income	$43,310	$83,340	$32,887	$159,537
As of September 30, 2020
Segment assets	$12,838,625	$26,526,173	$11,006,679	$50,371,477

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2021
Net interest income before reversal of credit losses	$500,352	$559,579	$65,943	$1,125,874
(Reversal of) credit losses	(598)	(24,402)	—	(25,000)
Noninterest income	67,728	125,487	21,191	214,406
Noninterest expense	267,511	200,109	118,364	585,984
Segment income (loss) before income taxes	301,167	509,359	(31,230)	779,296
Segment net income	$215,720	$364,632	$74,833	$655,185
As of September 30, 2021
Segment assets	$14,687,023	$27,861,690	$18,410,397	$60,959,110

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2020
Net interest income before provision for credit losses	$398,486	$530,181	$101,945	$1,030,612
Provision for credit losses	9,908	176,405	—	186,313
Noninterest income	47,771	95,327	22,617	165,715
Noninterest expense	248,547	196,889	92,235	537,671
Segment income before income taxes	187,802	252,214	32,327	472,343
Segment net income	$134,563	$180,649	$88,501	$403,713
As of September 30, 2020
Segment assets	$12,838,625	$26,526,173	$11,006,679	$50,371,477

Note 14 — Subsequent Events

On October 21, 2021, the Company’s Board of Directors declared fourth quarter 2021 cash dividends for the Company’s common stock. The common stock cash dividend of $0.33 per share is payable on November 15, 2021 to stockholders of record as of November 1, 2021.

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

Company Overview

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that has a focus on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following business segments: Consumer and Business Banking and Commercial Banking, with the remaining operations recorded in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of September 30, 2021, the Company had $60.96 billion in assets and approximately 3,100 full-time equivalent employees. For additional information on products and services provided by the Bank, see Item 1. Business — Banking Services of the Company’s 2020 Form 10-K.

Corporate Strategy

We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future, while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Company’s approach focuses on seeking out and deepening client relationships that meet our risk/return parameters. This guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate, and the infrastructure we build to help our customers conduct their businesses. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. We continually invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while appropriately managing operating expenses. Our risk management activities are focused on ensuring that the Company identifies and manages risks to maintain safety and soundness while maximizing profitability.

Coronavirus Disease 2019 Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created a historic public health crisis and caused unprecedented disruptions to global economies. Since the beginning of the COVID-19 pandemic, the U.S. government has taken various steps to combat the disease and enacted a number of monetary and fiscal policies to provide fiscal stimulus and relief. Although the COVID-19 pandemic continues to present public health challenges, including the emergence of new variants, great progress has been made and continues to be made in virus containment and vaccination efforts. While these responses have largely mitigated the impact from the COVID-19 pandemic and propelled the U.S. economy to recovery, the resurgence of the pandemic, the adoption and long-term effectiveness of the vaccines, and other factors including the continuing impact on global supply chains may slow down such progress. As a result, we are unable to quantify all the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition and results of operations, regulatory capital, and liquidity ratios for the remainder of 2021. The Company has been, and may continue to be, impacted by the pandemic.

Throughout the COVID-19 pandemic, the Company has been focusing on serving our customers and communities and maintaining the well-being of our employees.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (“ARPA”) to provide additional relief for individuals and businesses affected by the COVID-19 pandemic, including additional funding for the Paycheck Protection Program (“PPP”). The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021. The Company has been a participating lender in the PPP since 2020. As of September 30, 2021, the Company had approximately 3,600 PPP loans outstanding with balances totaling $807.3 million, which were recorded in the commercial and industrial (“C&I”) loan portfolio. During the first nine months of 2021, the Company submitted and received Small Business Administration (“SBA”) approval for the forgiveness of approximately 7,800 PPP loans, totaling $1.64 billion.

The Company also participated in the Board of Governors of the Federal Reserve System’s (the “Federal Reserve”) Main Street Lending Program (“MSLP”) and funded $233.6 million in MSLP loans as of December 31, 2020. As part of the MSLP, the related Main Street special purpose vehicle purchased 95% participations in the loans originated. The portion retained by the Company totaled $9.9 million and $9.5 million as of September 30, 2021 and December 31, 2020, respectively. The MSLP was terminated on January 8, 2021.

In response to the COVID-19 pandemic, the Company has implemented protocols and processes to execute its business continuity plans to protect its employees and support its customers. As state and local governments have relaxed restrictions on temporary business closures, we have started phasing in the return of our U.S.-based corporate associates to the office. The Company continues to monitor the external environment and make changes to its safety protocols as appropriate. For additional information on the PPP and other U.S. government facilities, programs and loan modification relief as established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and our response to the COVID-19 pandemic, refer to Overview — Coronavirus Disease 2019 Global Pandemic section in the Company’s 2020 Form 10-K.

Further discussion of the potential impacts on our business due to the COVID-19 pandemic is provided in Item 1A — Risk Factors of the Company’s 2020 Form 10-K.

Selected Financial Data

($ and shares in thousands, except per share, ratio and headcount data)	Three Months Ended			Nine Months Ended
	September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Summary of operations:
Net interest income before provision for credit losses (1)	$395,706	$376,473	$324,130	$1,125,874	$1,030,612
Noninterest income	73,109	68,431	54,503	214,406	165,715
Total revenue	468,815	444,904	378,633	1,340,280	1,196,327
(Reversal of) provision for credit losses	(10,000)	(15,000)	10,000	(25,000)	186,313
Noninterest expense	205,384	189,523	172,573	585,984	537,671
Income before income taxes	273,431	270,381	196,060	779,296	472,343
Income tax expense	47,982	45,639	36,523	124,111	68,630
Net income (1)	$225,449	$224,742	$159,537	$655,185	$403,713
Per common share:
Basic earnings	$1.59	$1.58	$1.13	$4.62	$2.83
Diluted earnings	$1.57	$1.57	$1.12	$4.58	$2.82
Dividends declared	$0.330	$0.330	$0.275	$0.990	$0.825
Book value	$40.10	$39.10	$36.22	$40.10	$36.22
Non-Generally Accepted Accounting Principles (“GAAP”) tangible common equity (2)	$36.75	$35.75	$32.85	$36.75	$32.85
Weighted-average number of shares outstanding:
Basic	141,880	141,868	141,498	141,799	142,595
Diluted	143,143	143,040	142,043	143,051	143,082
Common shares outstanding at period-end	141,884	141,878	141,507	141,884	141,507
Performance metrics:
Return on average assets (“ROA”)	1.46%	1.56%	1.26%	1.50%	1.13%
Return on average equity (“ROE”)	15.75%	16.61%	12.50%	15.98%	10.73%
Return on average non-GAAP tangible equity (2)	17.25%	18.28%	13.88%	17.56%	11.95%
Total average equity to total average assets	9.26%	9.39%	10.11%	9.41%	10.53%
Common dividend payout ratio	21.05%	21.11%	24.74%	21.72%	29.58%
Net interest margin	2.70%	2.75%	2.72%	2.72%	3.05%
Efficiency ratio (3)	43.81%	42.60%	45.58%	43.72%	44.94%
Non-GAAP efficiency ratio (2)	35.55%	36.30%	40.79%	36.80%	39.14%
At period end:
Total assets	$60,959,110	$59,854,876	$50,371,477
Interest-earning assets	$57,981,485	$57,050,261	$47,972,639
Total loans (4)	$40,481,705	$40,073,318	$37,441,277
Available-for-sale (“AFS”) debt securities	$9,713,006	$8,399,460	$4,539,160
Total deposits	$53,356,190	$52,582,575	$41,680,555
Long-term debt	$147,586	$147,515	$ 1,574.765 (5)
Federal Home Loan Bank (“FHLB”) advances	$248,898	$248,464	$657,185
Stockholders’ equity	$5,690,201	$5,547,548	$5,126,106
Non-GAAP tangible common equity (2)	$5,214,655	$5,071,542	$4,648,040
Head count (full-time equivalent)	3,085	3,161	3,208
EWBC capital ratios:
Common Equity Tier 1 (“CET1”) capital	12.8%	12.8%	12.8%
Tier 1 capital	12.8%	12.8%	12.8%
Total capital	14.2%	14.3%	14.5%
Tier 1 leverage capital	8.8%	9.1%	9.8%
Total stockholders’ equity to total assets	9.3%	9.3%	10.2%
Non-GAAP tangible common equity to tangible assets (2)	8.6%	8.5%	9.3%

(1)Includes $15.2 million, $15.4 million and $7.8 million of interest income related to PPP loans for the second and third quarter of 2021, and third quarter of 2020, respectively, and $45.6 million and $29.1 million for the first nine months of 2021 and 2020, respectively.
(2)For a discussion of non-GAAP tangible common equity per share, return on average non-GAAP tangible equity, non-GAAP efficiency ratio, non-GAAP tangible common equity and non-GAAP tangible common equity to tangible assets, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Reconciliation of GAAP to Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q (“this Form 10-Q”).
(3)The efficiency ratio is noninterest expense divided by total revenue.
(4)Includes $807.3 million, $1.43 billion and $1.77 billion of PPP loans as of September 30, 2021, June 30, 2021 and September 30, 2020, respectively.
(5)Includes $1.43 billion of advances from the Federal Reserve Paycheck Protection Program Liquidity Facility (“PPPLF”) as of September 30, 2020.

Financial Review

The Company’s net income for the third quarter 2021 was $225.4 million or $1.57 per diluted share, compared with third quarter 2020 net income of $159.5 million or $1.12 per diluted share, an increase of $65.9 million or 41%. Net income for the first nine months of 2021 was $655.2 million or $4.58 per diluted share, compared with the first nine months of 2020 net income of $403.7 million or $2.82 per diluted share, an increase of $251.5 million or 62%. The increases in both periods were due to higher net interest income and noninterest income, reversals of provision for credit losses in the second and third quarter of 2021, partially offset by higher noninterest expense and income tax expense.

Noteworthy items about the Company’s performance for the third quarter and first nine months of 2021 included:
•    As of September 30, 2021, total assets were $60.96 billion, an increase of $8.80 billion or 17% from $52.16 billion as of December 31, 2020.
•    Total loans were $40.48 billion as of September 30, 2021, an increase of $2.09 billion or 5% from $38.39 billion as of December 31, 2020. Total loan growth was well-diversified across the Company’s major loan portfolios, including residential mortgage, commercial real estate (“CRE”) and C&I.
•    Total deposits were $53.36 billion as of September 30, 2021, an increase of $8.50 billion or 19% from $44.86 billion as of December 31, 2020. Total deposits’ growth was primarily driven by growth in noninterest-bearing demand deposits and money market accounts.
•    Asset quality metrics improved. As of September 30, 2021, criticized loans totaled $1.01 billion or 2.50% of loans held-for-investment, a decrease of $207.2 million or 17%, compared with $1.22 billion or 3.17% of loans held-for-investment as of December 31, 2020. Nonperforming assets were $172.6 million or 0.28% of total assets as of September 30, 2021, a decrease of $62.3 million or 26%, compared with $234.9 million or 0.45% of total assets as of December 31, 2020.
•    The Company recorded a reversal of provision for credit losses in 2021, primarily due to an improved macroeconomic outlook. During the third quarter and first nine months of 2021, the Company recorded a reversal of credit losses of $10.0 million and $25.0 million, respectively, compared with a provision for credit losses of $10.0 million and $186.3 million for the same periods in 2020, respectively.
•    Profitability expanded in 2021. Third quarter 2021 ROA was 1.46%, compared with 1.26% for the third quarter of 2020. First nine months of 2021 ROA was 1.50%, compared with 1.13% for the first nine months of 2020. Third quarter 2021 ROE was 15.75%, compared with 12.50% for the third quarter of 2020. First nine months of 2021 ROE was 15.98%, compared with 10.73% for the first nine months of 2020.

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

Third quarter 2021 net interest income before provision for credit losses was $395.7 million, an increase of $71.6 million or 22%, compared with third quarter 2020 net interest income of $324.1 million. Third quarter 2021 net interest margin was 2.70%, a decrease of two basis points (“bps”) from 2.72% for the third quarter of 2020. The change in net interest income and net interest margin primarily reflected higher interest income from loans and AFS debt securities due to volume growth, and a lower cost of time and money market deposits. Net interest income for the first nine months of 2021 was $1.13 billion, an increase of $95.3 million or 9%, compared with $1.03 billion for the first nine months of 2020. Net interest margin was 2.72% for the first nine months of 2021, a decrease of 33 bps from 3.05% for the first nine months of 2020. The changes in net interest income and net interest margin primarily benefited from a lower cost of time and money market deposits, higher interest income from AFS debt securities due to volume growth, partially offset by lower interest income on loans due to yield compression. The increase in average interest-bearing cash and deposits with banks, which earned an average yield of 0.25% and 0.26% for the third quarter and first nine months of 2021, respectively, also contributed to net interest margin compression.

Average interest-earning assets were $58.24 billion for the third quarter of 2021, an increase of $10.81 billion or 23% from $47.43 billion for the third quarter of 2020. For the first nine months of 2021, the average interest-earning assets were $55.35 billion, an increase of $10.27 billion or 23% from $45.08 billion for the first nine months of 2020. The year-over-year increases in average interest-earning assets for both periods reflect growth in the average balances of AFS debt securities, loans, and interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the third quarter of 2021 was 2.83%, a decrease of 24 bps from 3.07% for the third quarter of 2020, primarily reflecting an increase in lower yielding AFS debt securities and interest-bearing cash and deposits with banks in the earnings asset mix. The yield on average interest-earning assets for the first nine months of 2021 was 2.89%, a decrease of 71 bps from 3.60% for the first nine months of 2020, primarily reflecting compression in average loan yields.

Average loan yield was 3.61% for the third quarter of 2021, an increase of one bp from 3.60% for the third quarter of 2020. Average loan yield for the first nine months of 2021 was 3.59%, a decrease of 49 bps from 4.08% for the first nine months of 2020. Excluding the impacts of PPP loans, the adjusted average loan yield was 3.56% and 3.70% for the third quarters of 2021 and 2020, respectively, and 3.58% and 4.10% for the first nine months of 2021 and 2020, respectively. For additional details, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. Approximately 65% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of both September 30, 2021 and 2020.

Deposits are an important source of funds and impact both net interest income and net interest margin. The average cost of deposits was 0.12% for the third quarter of 2021, a 21 bp decrease from 0.33% for the third quarter of 2020. The average cost of deposits was 0.15% for the first nine months of 2021, a 38 bp decrease from 0.53% for the same period in 2020. The year-over-year decreases reflected a lower interest rate environment in 2021, as well as the year-over-year run-off of higher rate time deposits. The higher proportion of noninterest-bearing demand deposits, which comprised 43% and 40% of average total deposits for the third quarter and first nine months of 2021, compared with 35% and 33% for the same periods of 2020, respectively, also contributed to the decrease in the average cost of deposits. The average cost of interest-bearing deposits was 0.21% for the third quarter of 2021, a 29 bp decrease from 0.50% for the third quarter of 2020. The average cost of interest-bearing deposits was 0.25% for the first nine months of 2021, a 54 bp decrease from 0.79% for the same period in 2020.

The average cost of funds was 0.14% for the third quarter of 2021, a decrease of 24 bps from 0.38% for the third quarter of 2020. For the first nine months of 2021, the average cost of funds was 0.18%, a decrease of 41 bps from 0.59% for the first nine months of 2020. The decrease in the average cost of funds reflected the lower cost of deposits, as well as decreases in other sources of funding due to changes in the interest rate environment. Other sources of funding included FHLB advances, assets sold under repurchase agreements (“repurchase agreements”), long-term debt and short-term borrowings.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2021 and 2020:

($ in thousands)	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate (1)	Average Balance		Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$7,036,823	$4,521	0.25%	$4,904,394		$5,045	0.41%
Assets purchased under resale agreements (“resale agreements”)	2,382,741	8,957	1.49%	1,225,217		5,295	1.72%
AFS debt securities (2)(3)	8,782,682	37,826	1.71%	4,059,456		18,493	1.81%
Loans (4)(5)	39,960,151	363,503	3.61%	37,160,445		336,542	3.60%
Restricted equity securities	77,083	500	2.57%	79,074		353	1.78%
Total interest-earning assets	$58,239,480	$415,307	2.83%	$47,428,586		$365,728	3.07%
Noninterest-earning assets:
Cash and due from banks	627,640			522,699
Allowance for loan losses	(584,827)			(632,216)
Other assets	3,077,240			2,928,190
Total assets	$61,359,533			$50,247,259
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,646,515	$3,186	0.19%	$5,663,873		$4,345	0.31%
Money market deposits	12,604,827	3,446	0.11%	9,981,704		6,837	0.27%
Savings deposits	2,792,702	1,943	0.28%	2,259,788		1,481	0.26%
Time deposits	8,283,265	7,395	0.35%	9,008,907		21,135	0.93%
Short-term borrowings	620	—	—%	84,858		407	1.91%
FHLB advances	248,614	857	1.37%	656,906		3,146	1.91%
Repurchase agreements	310,997	2,012	2.57%	317,097		2,155	2.70%
Long-term debt and finance lease liabilities	151,870	762	1.99%	1,579,623	(6)	2,092	0.53%
Total interest-bearing liabilities	$31,039,410	$19,601	0.25%	$29,552,756		$41,598	0.56%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	23,169,323			14,296,475
Accrued expenses and other liabilities	1,470,494			1,318,677
Stockholders’ equity	5,680,306			5,079,351
Total liabilities and stockholders’ equity	$61,359,533			$50,247,259
Interest rate spread			2.58%				2.51%
Net interest income and net interest margin		$395,706	2.70%			$324,130	2.72%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on debt securities of $22.6 million and $8.1 million for the third quarters of 2021 and 2020, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $17.0 million and $7.7 million for the third quarters of 2021 and 2020, respectively.
(6)Includes average PPPLF balances, which were repaid in full during the fourth quarter of 2020.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for first nine months of 2021 and 2020:

($ in thousands)	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Rate (1)	Average Balance		Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$6,078,982	$11,781	0.26%	$3,775,242		$20,717	0.73%
Resale agreements (2)	1,994,776	23,077	1.55%	1,048,923		16,434	2.09%
AFS debt securities (3)(4)	7,755,029	101,616	1.75%	3,685,837		59,639	2.16%
Loans (5)(6)	39,441,751	1,057,964	3.59%	36,487,859		1,115,804	4.08%
Restricted equity securities	80,107	1,588	2.65%	78,873		1,100	1.86%
Total interest-earning assets	$55,350,645	$1,196,026	2.89%	$45,076,734		$1,213,694	3.60%
Noninterest-earning assets:
Cash and due from banks	602,830			510,750
Allowance for loan losses	(603,523)			(563,912)
Other assets	2,913,050			2,729,458
Total assets	$58,263,002			$47,753,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,571,231	$11,177	0.23%	$5,119,568		$19,995	0.52%
Money market deposits	12,262,173	11,869	0.13%	9,630,918		37,178	0.52%
Savings deposits	2,715,114	5,762	0.28%	2,162,365		4,743	0.29%
Time deposits	8,635,250	26,982	0.42%	9,633,582		94,684	1.31%
Short-term borrowings	1,871	42	3.00%	128,846		1,228	1.27%
FHLB advances	457,273	6,025	1.76%	667,935		10,655	2.13%
Repurchase agreements (2)	304,745	5,981	2.62%	355,923		9,686	3.64%
Long-term debt and finance lease liabilities	152,018	2,314	2.04%	807,599	(7)	4,913	0.81%
Total interest-bearing liabilities	$31,099,675	$70,152	0.30%	$28,506,736		$183,082	0.86%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	20,345,370			12,987,813
Accrued expenses and other liabilities	1,335,252			1,230,359
Stockholders’ equity	5,482,705			5,028,122
Total liabilities and stockholders’ equity	$58,263,002			$47,753,030
Interest rate spread			2.59%				2.74%
Net interest income and net interest margin		$1,125,874	2.72%			$1,030,612	3.05%

(1)Annualized.
(2)Average balances of resale and repurchase agreements for the nine months ended September 30, 2020 have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale and gross repurchase agreements for the nine months ended September 30, 2020 were 2.09% and 3.48%, respectively.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of premiums on debt securities of $62.7 million and $17.3 million for first nine months of 2021 and 2020, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $46.8 million and $36.8 million for first nine months of 2021 and 2020, respectively.
(7)Includes average PPPLF balances, which were repaid in full during the fourth quarter of 2020.

The following table summarizes the extent to which changes in (1) interest rate, and (2) volume of average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average rate.

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021 vs. 2020			2021 vs. 2020
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(524)	$1,763	$(2,287)	$(8,936)	$8,656	$(17,592)
Resale agreements	3,662	4,446	(784)	6,643	11,798	(5,155)
AFS debt securities	19,333	20,448	(1,115)	41,977	55,098	(13,121)
Loans	26,961	26,369	592	(57,840)	85,446	(143,286)
Restricted equity securities	147	(9)	156	488	17	471
Total interest and dividend income	$49,579	$53,017	$(3,438)	$(17,668)	$161,015	$(178,683)
Interest-bearing liabilities:
Checking deposits	$(1,159)	$670	$(1,829)	$(8,818)	$4,589	$(13,407)
Money market deposits	(3,391)	1,478	(4,869)	(25,309)	8,107	(33,416)
Savings deposits	462	370	92	1,019	1,173	(154)
Time deposits	(13,740)	(1,579)	(12,161)	(67,702)	(8,933)	(58,769)
Short-term borrowings	(407)	(203)	(204)	(1,186)	(1,900)	714
FHLB advances	(2,289)	(1,574)	(715)	(4,630)	(2,988)	(1,642)
Repurchase agreements	(143)	(39)	(104)	(3,705)	(1,263)	(2,442)
Long-term debt and finance lease liabilities	(1,330)	(3,188)	1,858	(2,599)	(6,087)	3,488
Total interest expense	$(21,997)	$(4,065)	$(17,932)	$(112,930)	$(7,302)	$(105,628)
Change in net interest income	$71,576	$57,082	$14,494	$95,262	$168,317	$(73,055)

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2021 and 2020:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Lending fees	$17,516	$18,736	(7)%	$56,965	$56,455	1%
Deposit account fees	18,508	12,573	47%	51,233	33,892	51%
Interest rate contracts and other derivative income	7,156	5,538	29%	20,981	18,718	12%
Foreign exchange income	13,101	3,310	296%	35,634	15,691	127%
Wealth management fees	5,598	4,553	23%	20,460	12,997	57%
Net gains on sales of loans	3,329	361	822%	6,601	1,443	357%
Gains on sales of AFS debt securities	354	698	(49)%	1,178	11,867	(90)%
Other investment income	5,349	5,239	2%	13,870	6,652	109%
Other income	2,198	3,495	(37)%	7,484	8,000	(6)%
Total noninterest income	$73,109	$54,503	34%	$214,406	$165,715	29%

Noninterest income comprised 16% of total revenue for both the third quarter and first nine months of 2021, compared with 14% for the same periods in 2020. Third quarter 2021 noninterest income was $73.1 million, an increase of $18.6 million or 34%, compared with $54.5 million for the same period in 2020. This increase was primarily due to increases in foreign exchange income and deposit account fees. Noninterest income for the first nine months of 2021 was $214.4 million, an increase of $48.7 million or 29%, compared with $165.7 million for the same period in 2020. This increase was primarily due to increases in foreign exchange income, deposit account fees, wealth management fees, other investment income, and gains on sales of loans, partially offset by a decrease in gains on sales of AFS debt securities.

Deposit account fees increased $5.9 million or 47% to $18.5 million for the third quarter of 2021, and increased $17.3 million or 51% to $51.2 million for the first nine months of 2021, compared with the same periods in 2020. These increases primarily reflected an increase in treasury management service fees resulting from commercial deposit growth.

Foreign exchange income increased $9.8 million or 296% to $13.1 million for the third quarter of 2021, and increased $19.9 million or 127% to $35.6 million for the first nine months of 2021, compared with the same periods in 2020. These increases reflected new customer acquisitions and growth in customer-driven transactions, favorable revaluation of foreign currency transactions, as well as remeasurement of certain foreign currency-denominated balance sheet items.

Wealth management fees increased $1.0 million or 23% to $5.6 million for the third quarter of 2021, and increased $7.5 million or 57% to $20.5 million for the first nine months of 2021, compared with the same periods in 2020. These increases were primarily due to growth in customer-driven transactions.

Net gains on sales of loans increased $3.0 million or 822% to $3.3 million for the third quarter of 2021, and increased $5.2 million or 357% to $6.6 million for the first nine months of 2021, compared with the same periods in 2020. These increases were primarily due to a higher volume of SBA loan sold.

Gains on sales of AFS debt securities decreased $344 thousand or 49% to $354 thousand for the third quarter of 2021, compared with the same period in 2020. Gains on sales of AFS debt securities decreased $10.7 million or 90% to $1.2 million for the first nine months of 2021, compared with the same period in 2020. The decrease for the first nine months of 2021, compared with the same period in 2020, was primarily due to a lower volume of AFS debt securities sold.

Other investment income increased $110 thousand or 2% to $5.3 million for the third quarter of 2021, and increased $7.2 million or 109% to $13.9 million for the first nine months of 2021, compared with the same periods in 2020. These increases primarily reflected higher earnings from equity method investments.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2021 and 2020:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Compensation and employee benefits	$105,751	$99,756	6%	$318,985	$298,671	7%
Occupancy and equipment expense	15,851	16,648	(5)%	47,150	49,941	(6)%
Deposit insurance premiums and regulatory assessments	4,641	4,006	16%	12,791	11,133	15%
Deposit account expense	4,136	3,113	33%	11,845	10,029	18%
Data processing	3,575	3,590	0%	12,088	11,896	2%
Computer software expense	8,426	8,539	(1)%	23,106	22,006	5%
Consulting expense	1,635	1,224	34%	4,978	3,854	29%
Legal expense	2,363	1,366	73%	5,840	6,093	(4)%
Other operating expense	20,998	17,122	23%	58,544	57,489	2%
Amortization of tax credit and other investments	38,008	17,209	121%	90,657	57,819	57%
Repurchase agreements’ extinguishment cost	—	—	—%	—	8,740	(100)%
Total noninterest expense	$205,384	$172,573	19%	$585,984	$537,671	9%
Efficiency ratio	43.81%	45.58%		43.72%	44.94%

Third quarter 2021 noninterest expense was $205.4 million, an increase of $32.8 million or 19%, compared with $172.6 million for the same period in 2020. This increase was primarily due to higher amortization of tax credit and other investments, compensation and employee benefits, and other operating expense. First nine months of 2021 noninterest expense was $586.0 million, an increase of $48.3 million or 9%, compared with $537.7 million for the same period in 2020. The increase primarily reflected higher amortization of tax credit and other investments, and compensation and employee benefits.

Compensation and employee benefits increased $6.0 million or 6% to $105.8 million for the third quarter of 2021, and increased $20.3 million or 7% to $319.0 million for the first nine months of 2021, compared with the same periods in 2020. These increases were primarily due to higher bonus accruals.

The increase in other operating expense of $3.9 million or 23% to $21.0 million for the third quarter of 2021, compared with the same period in 2020, was primarily due to higher charitable contributions. Other operating expense was $58.5 million and $57.5 million for the first nine months of 2021 and 2020, respectively.

Amortization of tax credit and other investments increased $20.8 million or 121% to $38.0 million for the third quarter of 2021, and increased $32.9 million or 57% to $90.7 million for the first nine months of 2021, compared with the same periods in 2020. These increases were primarily due to the timing of the tax credit recognition in each period, based on when new tax credit projects were put into service.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in either the third quarter or first nine months of 2021.

Efficiency ratio, calculated as noninterest expense divided by total revenue, was 43.81% and 45.58% for the third quarters of 2021 and 2020, respectively, and 43.72% and 44.94% for the first nine months of 2021 and 2020, respectively. Non-GAAP efficiency ratio, adjusted for the amortization of tax credit and other investments and the amortization of core deposit intangibles, improved 524 bps to 35.55% for the third quarter of 2021, and improved 234 bps to 36.80% for the first nine months of 2021, compared with the same periods in 2020. For additional details, see the reconciliations of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

Income Taxes

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Income before income taxes	$273,431	$196,060	39%	$779,296	$472,343	65%
Income tax expense	$47,982	$36,523	31%	$124,111	$68,630	81%
Effective tax rate	17.5%	18.6%		15.9%	14.5%

Third quarter 2021 income tax expense was $48.0 million and the effective tax rate was 17.5%, compared with third quarter 2020 income tax expense of $36.5 million and effective tax rate of 18.6%. The decrease in effective tax rate for the third quarter of 2021, compared with the same period in 2020 was primarily due to the relative impact of tax credit investments on income tax expense. For the first nine months of 2021, income tax expense was $124.1 million and the effective tax rate was 15.9%, compared with income tax expense of $68.6 million and effective tax rate of 14.5% for the same period in 2020. The year-over-year increase in effective tax rate was predominantly driven by a higher level of income before income taxes, as well as the relative impact of tax credit investments on income tax expense in each period.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served, and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 13 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

The following tables present the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
	2021	2020	2021	2020	2021	2020
Total revenue	$199,124	$138,395	$232,716	$191,868	$36,975	$48,370
Provision for (reversal of) credit losses	1,293	(3,470)	(11,293)	13,470	—	—
Noninterest expense	90,575	81,419	66,688	61,863	48,121	29,291
Segment income (loss) before income taxes	107,256	60,446	177,321	116,535	(11,146)	19,079
Segment net income	$76,825	$43,310	$126,767	$83,340	$21,857	$32,887

($ in thousands)	Nine Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
	2021	2020	2021	2020	2021	2020
Total revenue	$568,080	$446,257	$685,066	$625,508	$87,134	$124,562
(Reversal of) provision for credit losses	(598)	9,908	(24,402)	176,405	—	—
Noninterest expense	267,511	248,547	200,109	196,889	118,364	92,235
Segment income (loss) before income taxes	301,167	187,802	509,359	252,214	(31,230)	32,327
Segment net income	$215,720	$134,563	$364,632	$180,649	$74,833	$88,501

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platform. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management, and foreign exchange services.

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$176,678	$120,969	$55,709	46%
Noninterest income	22,446	17,426	5,020	29%
Total revenue	199,124	138,395	60,729	44%
Provision for (reversal of) credit losses	1,293	(3,470)	4,763	(137)%
Noninterest expense	90,575	81,419	9,156	11%
Segment income before income taxes	107,256	60,446	46,810	77%
Income tax expense	30,431	17,136	13,295	78%
Segment net income	$76,825	$43,310	$33,515	77%
Average loans	$14,186,630	$12,267,993	$1,918,637	16%
Average deposits	$32,516,678	$27,596,090	$4,920,588	18%

($ in thousands)	Nine Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$500,352	$398,486	$101,866	26%
Noninterest income	67,728	47,771	19,957	42%
Total revenue	568,080	446,257	121,823	27%
(Reversal of) provision for credit losses	(598)	9,908	(10,506)	(106)%
Noninterest expense	267,511	248,547	18,964	8%
Segment income before income taxes	301,167	187,802	113,365	60%
Income tax expense	85,447	53,239	32,208	60%
Segment net income	$215,720	$134,563	$81,157	60%
Average loans	$13,787,675	$11,851,089	$1,936,586	16%
Average deposits	$31,304,335	$26,734,437	$4,569,898	17%

For the third quarter of 2021, segment net income increased $33.5 million or 77% year-over-year to $76.8 million, driven by revenue growth, partially offset by increases in income tax expense, noninterest expense, and the provision for credit losses. Net interest income before provision for credit losses increased $55.7 million or 46% to $176.7 million, driven by lower interest expense, primarily due to lower interest rates and growth in noninterest-bearing demand deposits; and higher interest income, primarily due to growth in residential mortgage loans. Noninterest income increased $5.0 million or 29% to $22.4 million, primarily due to higher foreign exchange income and deposit account fees, reflecting growth in customer-driven transactions. Noninterest expense increased $9.2 million or 11% to $90.6 million, primarily due to higher allocated corporate overhead, and compensation and employee benefits.

For the first nine months of 2021, segment net income increased $81.2 million or 60% year-over-year to $215.7 million, due to revenue growth and a lower provision for credit losses, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses increased $101.9 million or 26% to $500.4 million, driven by higher interest income, primarily due to growth in residential mortgage loans; and lower interest expense, primarily due to growth in noninterest-bearing demand deposits and lower interest rates. Noninterest income increased $20.0 million or 42% to $67.7 million, primarily due to higher foreign exchange income, deposit account fees, and wealth management fees, partially offset by lower interest rate contracts and other derivative income. Noninterest expense increased $19.0 million or 8% to $267.5 million, primarily from increased compensation and employee benefits, and allocated corporate overhead.

Commercial Banking

The Commercial Banking segment primarily offers commercial loan and deposit products. Commercial loan products include commercial business loans and lines of credit, trade finance loans and letters of credit, CRE loans, construction and land lending, affordable housing loans and letters of credit, asset-based lending, and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$189,791	$162,884	$26,907	17%
Noninterest income	42,925	28,984	13,941	48%
Total revenue	232,716	191,868	40,848	21%
(Reversal of) provision for credit losses	(11,293)	13,470	(24,763)	(184)%
Noninterest expense	66,688	61,863	4,825	8%
Segment income before income taxes	177,321	116,535	60,786	52%
Income tax expense	50,554	33,195	17,359	52%
Segment net income	$126,767	$83,340	$43,427	52%
Average loans	$25,773,521	$24,892,452	$881,069	4%
Average deposits	$18,275,884	$10,766,677	$7,509,207	70%

($ in thousands)	Nine Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$559,579	$530,181	$29,398	6%
Noninterest income	125,487	95,327	30,160	32%
Total revenue	685,066	625,508	59,558	10%
(Reversal of) provision for credit losses	(24,402)	176,405	(200,807)	(114)%
Noninterest expense	200,109	196,889	3,220	2%
Segment income before income taxes	509,359	252,214	257,145	102%
Income tax expense	144,727	71,565	73,162	102%
Segment net income	$364,632	$180,649	$183,983	102%
Average loans	$25,654,076	$24,636,770	$1,017,306	4%
Average deposits	$16,611,906	$10,197,018	$6,414,888	63%

For the third quarter of 2021, segment net income increased $43.4 million or 52% year-over-year to $126.8 million, driven by revenue growth and a lower provision for credit losses, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses increased $26.9 million or 17% to $189.8 million, driven by higher interest income, due to more PPP loan-related income and growth in commercial loans; and lower interest expense due to growth in noninterest-bearing demand deposits. Noninterest income increased $13.9 million or 48% to $42.9 million, reflecting higher foreign exchange income, deposit account fees, gains on sales of loans, and interest rate contracts and other derivative income. Noninterest expense increased $4.8 million or 8% to $66.7 million, primarily due to higher compensation and employee benefits.

For the first nine months of 2021, segment net income increased $184.0 million or 102% year-over-year to $364.6 million, reflecting a lower provision for credit losses and revenue growth, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses increased $29.4 million or 6% to $559.6 million, driven by lower interest expense, due to lower interest rates and growth in noninterest-bearing demand deposits; partially offset by lower interest income, due to compression in commercial loan yields. Noninterest income increased $30.2 million or 32% to $125.5 million, reflecting higher foreign exchange income, deposit account fees, interest rate contracts and other derivative income, and gains on sales of loans. Noninterest expense increased $3.2 million or 2% to $200.1 million, due to increases in compensation and employee benefits, and deposit related expenses, partially offset by a decrease in loan related expense.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$29,237	$40,277	$(11,040)	(27)%
Noninterest income	7,738	8,093	(355)	(4)%
Total revenue	36,975	48,370	(11,395)	(24)%
Noninterest expense	48,121	29,291	18,830	64%
Segment (loss) income before income taxes	(11,146)	19,079	(30,225)	(158)%
Income tax benefit	(33,003)	(13,808)	(19,195)	139%
Segment net income	$21,857	$32,887	$(11,030)	(34)%
Average deposits	$2,704,070	$2,847,980	$(143,910)	(5)%

($ in thousands)	Nine Months Ended September 30,
			Change from 2020
	2021	2020	$	%
Net interest income before provision for credit losses	$65,943	$101,945	$(36,002)	(35)%
Noninterest income	21,191	22,617	(1,426)	(6)%
Total revenue	87,134	124,562	(37,428)	(30)%
Noninterest expense	118,364	92,235	26,129	28%
Segment (loss) income before income taxes	(31,230)	32,327	(63,557)	(197)%
Income tax benefit	(106,063)	(56,174)	(49,889)	89%
Segment net income	$74,833	$88,501	$(13,668)	(15)%
Average deposits	$2,612,897	$2,602,791	$10,106	0%

Segment net income decreased $11.0 million or 34% year-over-year to $21.9 million for the third quarter of 2021. Net interest income before provision for credit losses decreased $11.0 million or 27% to $29.2 million. The decrease was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by growth in interest income from investments due to a higher volume of AFS debt securities. Noninterest expense increased $18.8 million or 64% to $48.1 million, primarily due to higher amortization of tax credits and other investments.

Segment net income decreased $13.7 million or 15% year-over-year to $74.8 million for the first nine months of 2021. Net interest income before provision for credit losses decreased $36.0 million or 35% to $65.9 million. The decrease was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by growth in interest income from investments due to a higher volume of AFS debt securities. Noninterest expense increased $26.1 million or 28% to $118.4 million, primarily driven by higher amortization of tax credits and other investments.

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

The following table presents the distribution of the Company’s AFS debt securities portfolio by fair value and percentage of portfolio as of September 30, 2021 and December 31, 2020, and by credit ratings as of September 30, 2021:

($ in thousands)	September 30, 2021		December 31, 2020		Ratings as of September 30, 2021 (2)
	Fair Value	% of Total	Fair Value	% of Total	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$941,724	10%	$50,761	1%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,363,109	14%	814,319	15%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	4,065,531	42%	2,814,664	51%	100%	—%	—%	—%
Municipal securities (1)	501,489	5%	396,073	7%	94%	3%	—%	3%
Non-agency mortgage-backed securities (1)	1,366,026	14%	529,617	10%	88%	—%	—%	12%
Corporate debt securities (1)	618,671	6%	405,968	7%	—%	23%	77%	—%
Foreign government bonds (1)	254,848	3%	182,531	3%	46%	54%	—%	—%
Asset-backed securities (1)	76,799	1%	63,231	1%	100%	—%	—%	—%
Collateralized loan obligations (CLOs) (1)	524,809	5%	287,494	5%	95%	5%	—%	—%
Total AFS debt securities	$9,713,006	100%	$5,544,658	100%	90%	3%	5%	2%

(1)There were no securities of a single non-federal governmental agency issuer that exceeded 10% of stockholder’s equity as of both September 30, 2021 and December 31, 2020.
(2)Primarily based upon the lowest of the credit ratings issued by Standard and Poor's (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”). Rating percentages are allocated based on fair value.

The fair value of AFS debt securities totaled $9.71 billion as of September 30, 2021, an increase of $4.17 billion or 75% from $5.54 billion as of December 31, 2020. The largest changes came from U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, which increased $1.25 billion, followed by U.S. Treasury securities, which increased $891.0 million, and non-agency mortgage-backed securities, which increased $836.4 million.

The Company’s AFS debt securities portfolio had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.3 as of September 30, 2021. This increased from 4.2 as of December 31, 2020, primarily due to the steepening of the yield curve. As of September 30, 2021, 90% of the carrying value of the Company’s debt securities portfolio was rated “AA-,” “Aa3” or higher by nationally recognized credit rating agencies, compared with 88% as of December 31, 2020. Credit ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s, are considered investment grade.

The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $70.2 million as of September 30, 2021, compared with pre-tax net unrealized gains on AFS debt securities of $74.1 million as of December 31, 2020. This change was primarily due to interest rate movement and the widening of liquidity spreads. As of September 30, 2021, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

Of the securities with gross unrealized losses, substantially all were rated investment grade as of both September 30, 2021 and December 31, 2020, based upon the lowest of the credit ratings issued by S&P, Moody’s, or Fitch. The Company believes that the gross unrealized losses were due to non-credit related factors, and were primarily attributable to yield curve movement. The impact of the COVID-19 pandemic has been reduced by the government’s aggressive monetary policy, including benchmark rate cuts and various relief measures that contributed to the gradual and steady recovery of the market to pre-pandemic levels. The Company believes that the credit support levels of its AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

The Company assesses individual security for credit losses for each reporting period. If a credit loss is identified, the Company records an impairment related to credit losses through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for both the third quarters and first nine months of 2021 and 2020. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2020 Form 10-K and Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents the weighted-average yields and contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of September 30, 2021 and December 31, 2020. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	September 30, 2021			December 31, 2020
	Amortized Cost	Fair Value	Yield (1)	Amortized Cost	Fair Value	Yield (1)
AFS debt securities:
U.S. Treasury securities:
Maturing in one year or less	$25,015	$25,040	1.27%	$50,310	$50,761	1.26%
Maturing after one year through five years	25,662	25,466	0.82%	—	—	—%
Maturing after five years through ten years	899,583	891,218	0.96%	—	—	—%
Total	950,260	941,724	0.97%	50,310	50,761	1.26%
U.S. government agency and U.S. government- sponsored enterprise debt securities:
Maturing in one year or less	1,210,105	1,185,286	1.74%	640,153	640,366	1.78%
Maturing after one year through five years	60,608	60,750	2.20%	118,053	122,012	2.38%
Maturing after five years through ten years	32,372	32,138	1.70%	11,091	11,697	2.54%
Maturing after ten years	83,151	84,935	2.53%	37,517	40,244	2.74%
Total	1,386,236	1,363,109	1.81%	806,814	814,319	1.92%
U.S. government agency and U.S. government- sponsored enterprise mortgage-backed securities:
Maturing in one year or less	10,438	10,489	2.77%	4,185	4,232	3.46%
Maturing after one year through five years	18,439	19,360	2.78%	21,566	22,668	2.72%
Maturing after five years through ten years	305,909	310,107	2.32%	216,332	222,905	2.17%
Maturing after ten years	3,757,314	3,725,575	1.73%	2,517,644	2,564,859	2.11%
Total	4,092,100	4,065,531	1.78%	2,759,727	2,814,664	2.12%
Municipal securities (2):
Maturing in one year or less	11,641	11,775	2.71%	18,663	18,868	3.04%
Maturing after one year through five years	37,766	38,769	2.65%	36,000	37,716	2.89%
Maturing after five years through ten years	238,245	242,526	2.21%	230,851	239,883	2.07%
Maturing after ten years	213,255	208,419	1.99%	97,059	99,606	2.08%
Total	500,907	501,489	2.16%	382,573	396,073	2.20%
Non-agency mortgage-backed securities:
Maturing in one year or less	7,920	7,914	1.84%	7,920	7,920	0.63%
Maturing after one year through five years	164,752	165,184	3.10%	49,704	49,870	3.80%
Maturing after five years through ten years	53,235	53,230	1.15%	21,332	21,376	1.50%
Maturing after ten years	1,139,453	1,139,698	1.91%	444,529	450,451	2.48%
Total	1,365,360	1,366,026	2.03%	523,485	529,617	2.48%
Corporate debt securities:
Maturing in one year or less	180,028	172,157	1.80%	126,250	124,846	1.71%
Maturing after one year through five years	407,503	407,906	3.26%	276,073	277,103	3.56%
Maturing after five years through ten years	39,000	38,608	2.56%	4,000	4,019	4.50%
Total	626,531	618,671	2.80%	406,323	405,968	2.99%
Foreign government bonds:
Maturing in one year or less	76,999	73,487	1.21%	45,681	45,655	0.85%
Maturing after one year through five years	131,120	131,127	2.40%	138,147	136,876	2.41%
Maturing after five years through ten years	50,000	50,234	0.42%	—	—	—%
Total	258,119	254,848	1.66%	183,828	182,531	2.02%
Asset-backed securities:
Maturing after ten years	76,417	76,799	0.77%	63,463	63,231	0.85%
CLOs:
Maturing after ten years	527,250	524,809	1.06%	294,000	287,494	1.34%
Total AFS debt securities	$9,783,180	$9,713,006	1.77%	$5,470,523	$5,544,658	2.13%

Total aggregated by maturities:
Maturing in one year or less	$1,522,146	$1,486,148	1.73%	$893,162	$892,648	1.72%
Maturing after one year through five years	845,850	848,562	2.91%	639,543	646,245	3.05%
Maturing after five years through ten years	1,618,344	1,618,061	1.45%	483,606	499,880	2.12%
Maturing after ten years	5,796,840	5,760,235	1.71%	3,454,212	3,505,885	2.08%
Total AFS debt securities	$9,783,180	$9,713,006	1.77%	$5,470,523	$5,544,658	2.13%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans. Total net loans were $39.92 billion as of September 30, 2021, an increase of $2.15 billion or 6% from $37.77 billion as of December 31, 2020. This was primarily driven by well-diversified growth across our key loan portfolios including $1.20 billion or 12% in residential mortgage loans, $727.1 million or 5% in total CRE loans, and $199.9 million or 1% in C&I loans. The composition of the loan portfolio was largely similar as of September 30, 2021 and December 31, 2020.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Commercial:
C&I (1)	$13,831,649	35%	$13,631,726	36%
CRE:
CRE	11,818,065	29%	11,174,611	29%
Multifamily residential	3,340,378	8%	3,033,998	8%
Construction and land	376,921	1%	599,692	2%
Total CRE	15,535,364	38%	14,808,301	39%
Total commercial	29,367,013	73%	28,440,027	75%
Consumer:
Residential mortgage:
Single-family residential	9,021,801	22%	8,185,953	21%
HELOCs	1,963,622	5%	1,601,716	4%
Total residential mortgage	10,985,423	27%	9,787,669	25%
Other consumer	129,269	0%	163,259	0%
Total consumer	11,114,692	27%	9,950,928	25%
Total loans held-for-investment (2)	40,481,705	100%	38,390,955	100%
Allowance for loan losses	(560,404)		(619,983)
Loans held-for-sale (3)	—		1,788
Total loans, net	$39,921,301		$37,772,760

(1)Includes $807.3 million and $1.57 billion of PPP loans as of September 30, 2021 and December 31, 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(54.3) million and $(58.8) million as of September 30, 2021 and December 31, 2020, respectively. Net origination fees related to PPP loans were $(13.5) million and $(12.7) million as of September 30, 2021 and December 31, 2020, respectively.
(3)Consists of single-family residential loans as of December 31, 2020.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering SBA PPP loans in 2020 and 2021 to help struggling businesses in our communities pay their employees and sustain their businesses. The SBA stopped accepting new loan applications on May 31, 2021. For more information on PPP loans, refer to Item 7. MD&A — Overview — Regulatory Developments Relating to the COVID-19 Pandemic — Paycheck Protection Program of the Company’s Form 10-K and Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

In addition, the Company also provides payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q.

Commercial

The commercial loan portfolio made up 73% and 75% of total loans as of September 30, 2021 and December 31, 2020, respectively. The Company actively monitors this portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $19.70 billion and $18.69 billion as of September 30, 2021 and December 31, 2020, respectively, an increase of 5% year-to-date. Total C&I loans were $13.83 billion or 35% of total loans held-for-investment as of September 30, 2021, which grew by $199.9 million or 1% from $13.63 billion or 36% of total loans held-for-investment as of December 31, 2020. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, including asset-based lending, equipment financing, project-based finance, revolving lines of credit, SBA lending, structured finance, term loans and trade finance. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors, that totaled $962.7 million and $892.1 million as of September 30, 2021 and December 31, 2020, respectively. The majority of the C&I loans have variable interest rates.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of September 30, 2021 and December 31, 2020.

Diversified C&I Loan Portfolio
Selected Industries as of September 30, 2021

All other C&I: 39%
PPP: 6%
General Manufacturing & Wholesale: 11%
Private Equity: 10%
Oil and Gas: 5%
Entertainment: 8%
Real Estate Related: 6%
Technology & Life Science: 6%
Clean Energy: 5%
Consumer Goods: 4%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2020

All other C&I: 37%
PPP: 12%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil and Gas: 7%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Commercial — Commercial Real Estate Loans. Total CRE loans outstanding was $15.54 billion or 38% of total loans held-for-investment as of September 30, 2021, which grew by $727.1 million or 5% from $14.81 billion or 39% of total loans held-for-investment as of December 31, 2020. The total CRE loan portfolio consists of income-producing CRE, multifamily residential, and construction and land loans. Year-to-date growth in total CRE loans was driven by growth in income-producing CRE and multifamily residential loans, partially offset by declines in construction and land loans.

The Company’s total CRE portfolio is granular and diversified by property type. The average CRE loan balance was $2.4 million as of both September 30, 2021 and December 31, 2020. The following table summarizes the Company’s total CRE loan portfolio by property type as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	%	Amount	%
Property types:
Retail	$3,570,761	23%	$3,466,141	23%
Multifamily	3,340,378	21%	3,033,998	20%
Offices	2,850,289	18%	2,747,082	19%
Industrial	2,738,653	18%	2,407,594	16%
Hospitality	1,959,192	13%	1,888,797	13%
Construction and land	376,921	2%	599,692	4%
Other	699,170	5%	664,997	5%
Total CRE loans	$15,535,364	100%	$14,808,301	100%

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of both September 30, 2021 and December 31, 2020. The low weighted-average LTV ratio was consistent by CRE property type. Approximately 90% of total CRE loans had an LTV ratio of 65% or lower as of September 30, 2021, compared with 89% as of December 31, 2020. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for income-producing CRE and multifamily residential loans.

The following tables provide a summary of the Company’s income-producing CRE, multifamily residential, and construction and land loans by geography as of September 30, 2021 and December 31, 2020. The distribution of the CRE loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

($ in thousands)	September 30, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,273,314		$1,977,190		$174,483		$8,424,987
Northern California	2,575,357		704,213		117,616		3,397,186
California	8,848,671	75%	2,681,403	80%	292,099	76%	11,822,173	76%
New York	659,068	6%	151,393	5%	73,076	19%	883,537	6%
Texas	977,865	8%	244,963	7%	1,907	1%	1,224,735	8%
Washington	383,806	3%	98,440	3%	—	—%	482,246	3%
Arizona	114,522	1%	30,280	1%	—	—%	144,802	1%
Nevada	116,132	1%	101,033	3%	—	—%	217,165	1%
Other markets	718,001	6%	32,866	1%	9,839	4%	760,706	5%
Total loans	$11,818,065	100%	$3,340,378	100%	$376,921	100%	$15,535,364	100%

($ in thousands)	December 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$5,884,691		$1,867,646		$249,282		$8,001,619
Northern California	2,476,510		674,813		197,195		3,348,518
California	8,361,201	75%	2,542,459	84%	446,477	74%	11,350,137	77%
New York	696,712	6%	137,114	4%	93,806	16%	927,632	6%
Texas	864,639	8%	116,367	4%	2,581	0%	983,587	7%
Washington	341,374	3%	91,824	3%	22,724	4%	455,922	3%
Arizona	147,187	1%	12,406	0%	—	—%	159,593	1%
Nevada	88,959	1%	86,644	3%	22,384	4%	197,987	1%
Other markets	674,539	6%	47,184	2%	11,720	2%	733,443	5%
Total loans	$11,174,611	100%	$3,033,998	100%	$599,692	100%	$14,808,301	100%

Since 76% and 77% of total CRE loans were concentrated in California as of September 30, 2021 and December 31, 2020, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the risk of real estate markets in California, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2020 Form 10-K.

Commercial — Income-Producing Commercial Real Estate Loans. The Company provides financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Income-producing CRE loans totaled $11.82 billion as of September 30, 2021, compared with $11.17 billion as of December 31, 2020, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the income-producing CRE loans as of both September 30, 2021 and December 31, 2020. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely made up of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.34 billion as of September 30, 2021, compared with $3.03 billion as of December 31, 2020, and accounted for 8% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. These loans totaled $376.9 million or 1% of total loans held-for-investment as of September 30, 2021, compared with $599.7 million or 2% of total loans held-for-investment as of December 31, 2020. Construction loans exposure consisted of $332.7 million in loans outstanding and $306.9 million in unfunded commitments as of September 30, 2021, compared with $554.7 million in loans outstanding and $288.2 million in unfunded commitments as of December 31, 2020. Land loans totaled $44.2 million as of September 30, 2021, compared with $45.0 million as December 31, 2020.

Consumer

The primary consumer portfolios for the Company were single-family residential mortgages and HELOCs, which are summarized by geography as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,531,157		$882,500		$4,413,657
Northern California	1,029,914		465,579		1,495,493
California	4,561,071	50%	1,348,079	69%	5,909,150	53%
New York	3,000,065	33%	280,822	14%	3,280,887	30%
Washington	552,507	6%	214,112	11%	766,619	7%
Massachusetts	260,730	3%	59,570	3%	320,300	3%
Texas	226,814	3%	—	—%	226,814	2%
Georgia	281,109	3%	22,279	1%	303,388	3%
Other markets	139,505	2%	38,760	2%	178,265	2%
Total	$9,021,801	100%	$1,963,622	100%	$10,985,423	100%
Lien priority:
First mortgage	$9,021,801	100%	$1,725,535	88%	$10,747,336	98%
Junior lien mortgage	—	—%	238,087	12%	238,087	2%
Total	$9,021,801	100%	$1,963,622	100%	$10,985,423	100%

($ in thousands)	December 31, 2020
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,462,067		$728,733		$4,190,800
Northern California	1,059,832		354,014		1,413,846
California	4,521,899	55%	1,082,747	68%	5,604,646	57%
New York	2,277,722	28%	244,425	15%	2,522,147	26%
Washington	597,231	7%	180,765	11%	777,996	8%
Massachusetts	259,368	3%	44,633	3%	304,001	3%
Texas	209,737	3%	—	—%	209,737	2%
Other markets	319,996	4%	49,146	3%	369,142	4%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%
Lien priority:
First mortgage	$8,185,953	100%	$1,372,270	86%	$9,558,223	98%
Junior lien mortgage	—	—%	229,446	14%	229,446	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%

Consumer — Single-Family Residential Mortgages. Single-family residential loans totaled $9.02 billion or 22% of total loans held-for-investment as of September 30, 2021, compared with $8.19 billion or 21% of total loans held-for-investment as of December 31, 2020. Year-to-date single-family residential mortgages grew by $835.8 million or 10%, primarily driven by net growth in New York. The Company was in a first lien position for all of its single-family residential loans as of both September 30, 2021 and December 31, 2020. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed-rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $2.23 billion as of September 30, 2021, which grew by $478.3 million or 27% from $1.75 billion as of December 31, 2020. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.96 billion or 5% of total loans held-for-investment as of September 30, 2021, compared with $1.60 billion or 4% of total loans held-for-investment as of December 31, 2020. Year-to-date HELOCs increased by $361.9 million or 23%, primarily driven by growth in California. The Company was in a first lien position for 88% and 86% of total HELOCs as of September 30, 2021 and December 31, 2020, respectively. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans.

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

Loans Held-for-Sale

As of September 30, 2021, the Company had no loans held-for-sale. In comparison, as of December 31, 2020, loans held-for-sale of $1.8 million consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the foreseeable future, subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Sales of Originated Loans and Purchased Loans

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances, the Company also purchases loans and participates in loans with other banks. In the normal course of business, the Company also participates out interests in directly originated commercial loans to other financial institutions and sells loans.

The following tables provide information on loan sales during the third quarters and first nine months of 2021 and 2020. Refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q for additional information on loan purchases and transfers.

($ in thousands)	Three Months Ended September 30, 2021
	Commercial			Consumer	Total
	C&I	Total CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$92,372	$24,120	$19,900	$6,959	$143,351
Net gains	$161	$3,107	$—	$46	$3,314
Purchased loans:
Amount	$26,479	$—	$—	$—	$26,479
Net gains	$15	$—	$—	$—	$15

($ in thousands)	Three Months Ended September 30, 2020
	Commercial	Consumer	Total
	C&I	Residential Mortgage
		Single-Family Residential
Loans sold:
Originated loans:
Amount	$80,457	$31,847	$112,304
Net gains	$—	$361	$361
Purchased loans:
Amount (1)	$11,780	$—	$11,780

($ in thousands)	Nine Months Ended September 30, 2021
	Commercial			Consumer	Total
	C&I	Total CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$243,729	$61,171	$19,900	$17,123	$341,923
Net gains	$557	$5,609	$—	$326	$6,492
Purchased loans:
Amount	$85,504	$—	$—	$—	$85,504
Net gains	$109	$—	$—	$—	$109

($ in thousands)	Nine Months Ended September 30, 2020
	Commercial		Consumer	Total
	C&I	Total CRE	Residential Mortgage
		CRE	Single-Family Residential
Loans sold:
Originated loans:
Amount	$237,115	$7,250	$50,197	$294,562
Net gains	$235	$665	$543	$1,443
Purchased loans:
Amount (1)	$11,780	$—	$—	$11,780

(1)Net gains on sales of purchased loans were insignificant or none.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory risk and economic and political uncertainties. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The Company’s international operation risk exposure is largely concentrated in these locations. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$624,855	1%	$647,883	1%
AFS debt securities, at fair value (1)	$266,163	0%	$66,170	0%
Loans held-for-investment (2)	$843,787	1%	$704,415	1%
Total assets	$1,747,329	3%	$1,426,479	3%
Subsidiary bank in China:
Cash and cash equivalents	$499,078	1%	$611,088	1%
Interest-bearing deposits with banks	$119,913	0%	$74,079	0%
AFS debt securities (3)	$138,864	0%	$152,219	0%
Loans held-for-investment (2)	$897,511	1%	$796,153	2%
Total assets	$1,639,312	3%	$1,634,896	3%

(1)Comprised of U.S. Treasury securities, corporate debt securities and foreign government bonds as of September 30, 2021; comprised of U.S. Treasury securities and foreign government bonds as of December 31, 2020.
(2)Primarily comprised of C&I loans as of both September 30, 2021 and December 31, 2020.
(3)Comprised of foreign government bonds as of both September 30, 2021 and December 31, 2020.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarters and first nine months of 2021 and 2020:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$5,912	1%	$4,967	1%	$18,252	1%	$19,157	2%
Subsidiary bank in China:
Total revenue	$7,592	2%	$3,859	1%	$20,271	2%	$16,644	1%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs and credit risks, and to ensure that the Company and the Bank are in compliance with applicable regulatory capital requirements. The Company regularly conducts capital planning, at a minimum on an annual basis, to optimize the use of available capital, to appropriately plan for future capital needs, and to allocate capital to existing and future business activities. Furthermore, the Company performs capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share for a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020 or in the first nine months of 2021. As of September 30, 2021, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.69 billion as of September 30, 2021, an increase of $421.0 million or 8% from $5.27 billion as of December 31, 2020. The increase in the Company’s stockholders’ equity was primarily due to net income of $655.2 million for the first nine months of 2021, partially offset by cash dividends declared of $142.3 million and an increase in other comprehensive loss of $101.9 million during the first nine months of 2021. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $40.10 per common share as of September 30, 2021, an increase of 8% from $37.22 per common share as of December 31, 2020. The Company paid a quarterly cash dividends of $0.33 and $0.275 per common share for the third quarters of 2021 and 2020, respectively. In October 2021, the Company’s Board of Directors declared fourth quarter 2021 cash dividends of $0.33 per common share. The dividend is payable on November 15, 2021 to stockholders of record as of November 1, 2021.

Deposits and Other Sources of Funds

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$23,175,471	44%	$16,298,301	36%	$6,877,170	42%
Interest-bearing checking	6,530,601	12%	6,142,193	14%	388,408	6%
Money market	12,555,879	24%	10,740,667	24%	1,815,212	17%
Savings	2,855,597	5%	2,681,242	6%	174,355	7%
Time deposits	8,238,642	15%	9,000,349	20%	(761,707)	(8)%
Total deposits	$53,356,190	100%	$44,862,752	100%	$8,493,438	19%
Other Funds
Short-term borrowings	$—		$21,009		$(21,009)	(100)%
FHLB advances	248,898		652,612		(403,714)	(62)%
Repurchase agreements	300,000		300,000		—	—%
Long-term debt	147,586		147,376		210	0%
Total other funds	$696,484		$1,120,997		$(424,513)	(38)%
Total sources of funds	$54,052,674		$45,983,749		$8,068,925	18%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits.

Total deposits were $53.36 billion as of September 30, 2021, an increase of $8.49 billion or 19% from $44.86 billion as of December 31, 2020. Deposit growth was attributable to strong growth in non-maturity deposits partially offset by a reduction in higher-cost time deposits, from both commercial and consumer customers. The strongest growth was in noninterest-bearing demand deposits, which grew by $6.88 billion or 42% from December 31, 2020. Noninterest-bearing demand deposits were $23.18 billion or 44% of total deposits as of September 30, 2021, up from $16.30 billion or 36% of total deposits as of December 31, 2020. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

There were no short-term borrowings as of September 30, 2021. Short-term borrowings of $21.0 million as of December 31, 2020 consisted of borrowings entered into by the Company’s subsidiary, East West Bank (China) Limited.

FHLB advances were $248.9 million as of September 30, 2021, a decrease of $403.7 million from $652.6 million as of December 31, 2020. As of September 30, 2021, FHLB advances had floating interest rates ranging from 0.52% to 0.56% and remaining maturities between five months and 1.1 years.

Gross repurchase agreements totaled $300.0 million as of both September 30, 2021 and December 31, 2020. Resale and repurchase agreements are reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both September 30, 2021 and December 31, 2020, the Company did not have any gross resale agreements that were eligible for netting. As of September 30, 2021, gross repurchase agreements had interest rates ranging from 2.35% to 2.40%, with original terms between 4.0 years and 8.5 years and remaining maturities between 1.8 years and 1.9 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of September 30, 2021, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under the repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.6 million and $147.4 million as of September 30, 2021 and December 31, 2020, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 1.74% and 2.41% for the first nine months of 2021 and 2020, respectively, with remaining maturities ranging between 13.2 years and 16.0 years as of September 30, 2021.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. The Company and the Bank are subject to regulatory capital adequacy requirements. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation (“DFPI”). The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. Both the Company and the Bank are standardized approach institutions under Basel III Capital Rules. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and — Recent Regulatory Capital-Related Development of the Company’s 2020 Form 10-K for additional details.

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020. The Company has elected the phase-in option provided by the regulatory guidance, which delays the estimated impact of Current Expected Credit Losses (“CECL”) on regulatory capital for two years and phases the impact over three years. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital will be delayed through the year 2021, after which the effects will be phased-in over a three-year period from January 1, 2022 through December 31, 2024. In April 2020, in recognition of the CARES Act requirements, and to facilitate the use of the PPPLF, the U.S. banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of the PPPLF. In addition, under the CARES Act, loans originated by a banking organization under the PPP (whether or not sold or pledged in the PPPLF) will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the September 30, 2021 capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk-weighted at zero percent. As of September 30, 2021, the Company did not have any PPPLF outstanding. Accordingly, there were no PPP loans pledged as collateral. The PPPLF ceased extending credit on July 30, 2021.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2021 and December 31, 2020 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2021		December 31, 2020		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-based capital ratios:
CET1 capital (1)	12.8%	12.3%	12.7%	12.1%	4.5%	7.0%	6.5%
Tier 1 capital	12.8%	12.3%	12.7%	12.1%	6.0%	8.5%	8.0%
Total capital	14.2%	13.3%	14.3%	13.4%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	8.8%	8.5%	9.4%	9.0%	4.0%	4.0%	5.0%

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

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of September 30, 2021 and December 31, 2020, both the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the fully phased-in required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $42.13 billion as of September 30, 2021, an increase of $3.72 billion or 10% from $38.41 billion as of December 31, 2020. The increase in the risk-weighted assets was primarily due to loan growth and increased AFS debt securities.

Other Matters

London Interbank Offered Rate Transition

On March 5, 2021, the United Kingdom’s Financial Conduct Authority (“FCA”) confirmed that the one-week and two-month U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) settings will permanently cease following the LIBOR publication on December 31, 2021, and that the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings will permanently cease following the LIBOR publication on June 30, 2023. The federal banking agencies have continued to encourage banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR, although the adoption of SOFR remains voluntary. The ARRC has also formally recommended the CME Group’s forward-looking SOFR term rates. The ARRC supports the use of SOFR term rates for business loan activity and continues to recommend using forms of overnight and averages of SOFR where possible. On October 6, 2021, the ARRC released a summary of its spread-adjusted fallback recommendations for contracts referencing USD LIBOR.

A majority of the Company’s LIBOR-based loans, derivatives, debt securities, resale agreements, junior subordinated debt and repurchase agreements are indexed to LIBOR tenors that will cease to be published after June 30, 2023. The volume of the Company’s LIBOR-based products that mature after June 30, 2023 is significant and, if not sufficiently planned for, the discontinuation of LIBOR could result in financial, operational, legal, reputational or compliance risks to the Company.

The transition is anticipated to span several reporting periods through mid-2023 with the confirmed LIBOR cessation dates. The Company created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders and to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruptions during and after the LIBOR transition. The Company has taken steps to transition LIBOR contracts maturing after the LIBOR cessation dates to alternative rates. Beginning in the fourth quarter of 2021, the Company will no longer extend new LIBOR-based loans as a primary offering to customers. The Company will offer new variable rate loans based on alternative reference rates. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in the Company’s 2020 Form 10-K.

Off-Balance Sheet Arrangements

In the ordinary course of the Company’s business, the Company may enter into or be a party to transactions that are not recorded on the Consolidated Balance Sheet and are considered to be off-balance sheet arrangements. Off-balance sheet arrangements are any contractual arrangements to which a nonconsolidated entity is a party and under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in a nonconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

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

Further information and discussion about the Company’s loan commitments, commercial letters of credit, SBLCs, guarantees, and significant contractual arrangements under which the Company may be held contingently liable is included in Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. In addition, the Company has commitments and obligations under post-retirement benefit plans as described in Note 14 — Employee Benefit Plans to the Consolidated Financial Statements of the Company’s 2020 Form 10-K, and has contractual obligations for future payments on debts, borrowings and lease obligations as detailed in Item 7. MD&A — Off-Balance Sheet Arrangements and Contractual Obligations of the Company’s 2020 Form 10-K.

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

The Risk Oversight Committee of the Board of Directors monitors the ERM program through stated risk categories and provides oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to reduce the risks to which the Company’s operations are exposed.

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

The Company assesses the overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Credit Quality, Nonperforming Assets, Troubled Debt Restructurings (“TDRs”) and Allowance for Credit Losses.

Credit Quality

The Company utilizes a credit risk rating system to assist in monitoring credit quality. Loans are evaluated using the Company’s internal credit risk rating of one through ten. Loans risk rated one through five are assigned an internal risk rating category of “Pass.” Loans assigned with a credit risk rating of six have potential weaknesses that warrant closer attention by management and are assigned an internal risk rating category of “Special mention.” Loans assigned a credit risk rating of seven or eight have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating category of “Substandard.” Loans assigned a credit risk rating of nine have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating category of “Doubtful.” Loans assigned a credit risk rating of ten are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating category of “Loss.” Exposures categorized as criticized consist of “Special mention,” “Substandard,” “Doubtful” and “Loss” categories. Exposures categorized as classified consist of “Substandard,” “Doubtful” and “Loss” categories. For more information on credit quality indicators, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the Company’s criticized loans as of September 30, 2021 and December 31, 2020:

($ in thousands)			Change
	September 30, 2021	December 31, 2020	$	%
Criticized loans
Special mention loans	$448,497	$564,555	$(116,058)	(21)%
Classified loans	561,787	652,880	(91,093)	(14)%
Total criticized loans	$1,010,284	$1,217,435	$(207,151)	(17%)

Special mention loans to loans held-for-investment	1.11%	1.47%
Classified loans to loans held-for-investment	1.39%	1.70%
Criticized loans to loans held-for-investment	2.50%	3.17%

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The following table presents information regarding nonperforming assets as of the periods indicated:

($ in thousands)			Change
	September 30, 2021	December 31, 2020	$	%
Commercial:
C&I	$97,157	$133,939	$(36,782)	(27)%
CRE:
CRE	14,236	46,546	(32,310)	(69)%
Multifamily residential	1,123	3,668	(2,545)	(69)%
Total CRE	15,359	50,214	(34,855)	(69)%
Consumer:
Residential mortgage:
Single-family residential	9,422	16,814	(7,392)	(44)%
HELOCs	8,731	11,696	(2,965)	(25)%
Total residential mortgage	18,153	28,510	(10,357)	(36)%
Other consumer	2,491	2,491	—	0%
Total nonaccrual loans	133,160	215,154	(81,994)	(38)%
OREO, net	28,800	15,824	12,976	82%
Other nonperforming assets	10,681	3,890	6,791	175%
Total nonperforming assets	$172,641	$234,868	$(62,227)	(26)%
Nonperforming assets to total assets	0.28%	0.45%
Nonaccrual loans to loans held-for-investment	0.33%	0.56%
Allowance for loan losses to nonaccrual loans	420.85%	288.16%
TDRs included in nonperforming loans	$77,583	$71,924

Nonaccrual loans decreased $82.0 million or 38% from $215.2 million as of December 31, 2020 to $133.2 million as of September 30, 2021. This decrease was predominantly due to resolutions of C&I oil and gas exposures and CRE loans.

As of September 30, 2021, C&I comprised 73% and CRE comprised 12% of total nonaccrual loans. As of December 31, 2020, C&I and total CRE loans comprised 62% and 23% of total nonaccrual loans, respectively. As of September 30, 2021, $101.9 million or 77% of nonaccrual loans were less than 90 days delinquent. In comparison, $106.4 million or 49% of nonaccrual loans were less than 90 days delinquent as of December 31, 2020.

OREO was $28.8 million as of September 30, 2021, an increase of $13.0 million or 82% from $15.8 million as of December 31, 2020. The increase was due to an addition of a CRE office property totaling $28.8 million, which the Company took possession of during the third quarter of 2021, offset by a sale of a retail CRE property.

Other nonperforming assets totaled $10.7 million and $3.9 million as of September 30, 2021 and December 31, 2020, respectively, a net increase of $6.8 million or 175%, due to transfers from oil and gas loans to foreclosed assets, partially offset by sales and write-downs of oil and gas foreclosed assets.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2021 and December 31, 2020:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Respective Loan Portfolios
	September 30, 2021	December 31, 2020	$	%	September 30, 2021	December 31, 2020
Commercial:
C&I	$16,704	$9,717	$6,987	72%	0.12%	0.07%
CRE:
CRE	593	375	218	58%	0.01%	0.00%
Multifamily residential	1,914	1,818	96	5%	0.06%	0.06%
Construction and land	—	19,900	(19,900)	(100%)	0.00%	3.32%
Total CRE	2,507	22,093	(19,586)	(89%)	0.02%	0.15%
Total commercial	19,211	31,810	(12,599)	(40%)	0.07%	0.11%
Consumer:
Residential mortgage:
Single-family residential	17,153	12,494	4,659	37%	0.19%	0.15%
HELOCs	4,297	6,052	(1,755)	(29%)	0.22%	0.38%
Total residential mortgage	21,450	18,546	2,904	16%	0.20%	0.19%
Other consumer	184	234	(50)	(21%)	0.14%	0.14%
Total consumer	21,634	18,780	2,854	15%	0.19%	0.19%
Total	$40,845	$50,590	$(9,745)	(19%)	0.10%	0.13%

(1)There were no accruing loans past due 90 days or more as of both September 30, 2021 and December 31, 2020.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The following table presents the performing and nonperforming TDRs by portfolio segment as of September 30, 2021 and December 31, 2020. The allowance for loan losses for TDRs was $12.3 million as of September 30, 2021 and $10.3 million as of December 31, 2020.

($ in thousands)	September 30, 2021			December 31, 2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$65,998	$75,415	$141,413	$85,767	$68,451	$154,218
CRE:
CRE	23,544	—	23,544	24,851	—	24,851
Multifamily residential	5,302	204	5,506	3,310	1,448	4,758
Construction and land	—	—	—	19,900	—	19,900
Total CRE	28,846	204	29,050	48,061	1,448	49,509
Consumer:
Residential mortgage:
Single-family residential	6,640	1,113	7,753	6,748	1,169	7,917
HELOCs	2,579	851	3,430	2,631	856	3,487
Total residential mortgage	9,219	1,964	11,183	9,379	2,025	11,404
Total TDRs	$104,063	$77,583	$181,646	$143,207	$71,924	$215,131

As of September 30, 2021, performing TDRs were $104.1 million, a decrease of $39.1 million or 27% from $143.2 million as of December 31, 2020. This decrease mainly reflected payoffs of performing C&I and construction TDRs, partially offset by the transfers of C&I TDRs from nonperforming to performing status. Over 95% and 85% of the performing TDRs were current as of September 30, 2021 and December 31, 2020, respectively.

Nonperforming TDRs were $77.6 million as of September 30, 2021, an increase of $5.7 million or 8% from $71.9 million as of December 31, 2020. This increase mainly reflected newly designated nonperforming C&I TDR loans, partially offset by paydowns, payoffs and transfers of certain C&I TDRs from nonperforming to performing status.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of September 30, 2021, there were no TDRs that were provided subsequent modifications related to the COVID-19 pandemic. As of December 31, 2020, there were four TDRs totaling $11.8 million that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to COVID-19 Pandemic

Since late March 2020, under various forbearance programs, the Company has granted a range of commercial and consumer loan accommodations, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021 (“CAA”), permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances. To be eligible under Section 4013 of the CARES Act, as modified by the CAA, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) January 1, 2022. The federal banking regulators, in consultation with the Financial Accounting Standards Board (“FASB”), issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised) (the “Interagency Statement”) on April 7, 2020 confirming that, for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e., six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40. See additional information in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements of the Company’s 2020 Form 10-K.

The delinquency aging of loans modified related to the COVID-19 pandemic is frozen at the time of the modification. As a result, the recognition of delinquent loans, nonaccrual status and loan net charge-offs may be delayed for certain borrowers who are enrolled in these loan modification programs, which would have otherwise moved into past due or nonaccrual status. Interest income continues to be recognized over the accommodation periods.

The following table provides a summary of the COVID-19 pandemic-related loan modifications that remained under their modified terms as of September 30, 2021 and December 31, 2020. These amounts represent loan modifications that meet the criteria under Section 4013 of the CARES Act, as amended by the CAA, or the Interagency Statement and therefore are not considered as TDRs. These amounts also exclude loan modifications related to the COVID-19 pandemic made on existing TDRs. A loan is counted once in the table regardless of the number of accommodations the borrower has received.

($ in thousands)	September 30, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio	Number of Loans	Outstanding Balance	% of Balance to Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	8	$11,156	0%	16	$54,215	0%
CRE:
CRE	39	465,282	4%	63	597,972	5%
Multifamily residential	6	113,506	3%	4	17,111	1%
Construction and land	1	54,077	14%	3	66,629	11%
Total CRE	46	632,865	4%	70	681,712	5%
Total commercial	54	644,021	2%	86	735,927	3%
Consumer:
Residential mortgage:
Single-family residential	198	80,456	1%	498	207,797	3%
HELOCs	42	22,510	1%	102	39,469	2%
Total residential mortgage	240	102,966	1%	600	247,266	3%
Total consumer	240	102,966	1%	600	247,266	2%
Total payment deferral and forbearance	294	$746,987	2%	686	$983,193	3%

The above table excludes loan modifications related to the COVID-19 pandemic that did not meet the criteria provided under Section 4013 of the CARES Act, as amended by the CAA, or the Interagency Statement, and that were evaluated and deemed to not be classified as TDRs. The determination to not consider a modification a TDR was made on the premise that the amount of the delayed restructured payments was insignificant relative to the unpaid principal or the collateral value of the loan, resulting in an insignificant shortfall in the contractual amount due from the borrower, or an insignificant delay in the timing of the restructured payment period relative to the payment frequency under the loan’s original contractual maturity or expected duration.

The COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals six months or less in duration, in the form of either principal payment deferrals, where the borrower was still paying interest, or full principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity or spread over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 72 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

As of September 30, 2021, the Company had $747.0 million of loans under payment deferral and forbearance programs, a decrease of $236.2 million or 24% from $983.2 million as of December 31, 2020. The loans on deferral as of September 30, 2021 and December 31, 2020, largely consisted of CRE and residential mortgage loans. The year-to-date decrease in loans on deferral reflected the lifting of COVID-19 related business shutdowns and restrictions on travel and restaurant dining. The increase of CRE COVID-19 related loan deferrals that were making at least partial payments from 73% as of December 31, 2020 to 92% as of September 30, 2021 also signaled improvements in the economy. Loans that have exited the modification program were predominantly current as of September 30, 2021. The Company monitors the delinquency status of loans exiting relief programs on an ongoing basis. The impacts of the COVID-19 loan modifications were considered in the determination of the allowance for credit loss.

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

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: 1) recourse obligations for loans sold, 2) letters of credit, and 3) unfunded lending commitments. The Company’s methodology for determining the allowance calculation for unfunded lending commitments uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the applicable segment of the individual credit.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of September 30, 2021 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Policies and Estimates of the Company’s 2020 Form 10-K and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2020 Form 10-K, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021		December 31, 2020
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$342,142	35%	$398,040	36%
CRE:
CRE	150,049	29%	163,791	29%
Multifamily residential	19,917	8%	27,573	8%
Construction and land	22,294	1%	10,239	2%
Total CRE	192,260	38%	201,603	39%
Total commercial	534,402	73%	599,643	75%
Consumer:
Residential mortgage:
Single-family residential	18,292	22%	15,520	21%
HELOCs	3,392	5%	2,690	4%
Total residential mortgage	21,684	27%	18,210	25%
Other consumer	4,318	0%	2,130	0%
Total consumer	26,002	27%	20,340	25%
Total allowance for loan losses	$560,404	100%	$619,983	100%
Allowance for unfunded credit commitments	$28,036		$33,577
Total allowance for credit losses	$588,440		$653,560
Loans held-for-investment	$40,481,705		$38,390,955
Allowance for loan losses to loans held-for-investment	1.38%		1.61%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average loans held-for-investment	$39,959,972	$37,157,095	$39,441,410	$36,485,980
Annualized net charge-offs to average loans held-for-investment	0.13%	0.26%	0.14%	0.16%

The allowance for loan losses was $560.4 million as of September 30, 2021, a decrease of $59.6 million from $620.0 million as of December 31, 2020, primarily driven by a reduction in the allowance against the C&I loan portfolio. The change in the allowance reflects year-to-date improvement in the macroeconomic forecast, partially offset by loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loans. The scenarios may consist of a base forecast representing management's view of the most likely outcome and downside or upside scenarios reflecting possible worsening or improving economic conditions. The base forecast assumed an end to the worst of the COVID-19 pandemic and continuing improvement in the economic outlook, with annual GDP growth estimated at 6.0% and 4.3% for 2021 and 2022, respectively, and the projected unemployment rate declining to 3.4% by the end of 2022. The downside scenario assumed a pullback in the expected economic recovery due to rising concerns with COVID-19 variants and a rise in unemployment. The upside scenario assumed a more optimistic view for the economic recovery, including higher GDP growth through next year and a faster return to full employment.

As of September 30, 2021 and December 31, 2020, PPP loans outstanding were $807.3 million and $1.57 billion, respectively. Since PPP loans are 100% guaranteed by the SBA, there were no allowance for loan losses provided for these loans as of September 30, 2021 and December 31, 2020.

Third quarter 2021 net charge-offs were $13.5 million or annualized 0.13% of average loans-held-for-investment, compared with $24.2 million or annualized 0.26% of average loans held-for-investment for the same period of 2020. In the first nine months of 2021, net charge-offs were $40.2 million or annualized 0.14% of average loans held-for-investment, compared with $44.3 million or annualized 0.16% of average loans held-for-investment for the first nine months of 2020. The year-over-year decreases for both periods were primarily due to a decrease in C&I charge-offs, partially offset by higher CRE charge-offs. The recognition of certain loan charge-offs could be delayed due to payment deferral activities instituted in response to the COVID-19 pandemic.

The following tables summarize activities in the allowance for loan losses for loans by portfolio segments for the third quarters and first nine months of 2021 and 2020:

($ in thousands)		Three Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724
(Reversal of) provision for credit losses on loans	(a)	(23,365)	2,129	(2,660)	9,058	2,537	435	130	(11,736)
Gross charge-offs		(1,154)	(14,229)	—	(2,674)	(912)	—	(10)	(18,979)
Gross recoveries		4,203	187	652	267	137	19	—	5,465
Total net recoveries (charge-offs)		3,049	(14,042)	652	(2,407)	(775)	19	(10)	(13,514)
Foreign currency translation adjustment		(70)	—	—	—	—	—	—	(70)
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

($ in thousands)		Three Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$380,723	$176,040	$25,058	$18,551	$25,314	$3,867	$2,518	$632,071
Provision for (reversal of) credit losses on loans	(a)	31,691	(8,301)	(1,916)	(8,180)	(2,692)	(637)	(76)	9,889
Gross charge-offs		(25,111)	(1,414)	—	—	—	—	(124)	(26,649)
Gross recoveries		1,218	485	665	30	—	43	—	2,441
Total net (charge-offs) recoveries		(23,893)	(929)	665	30	—	43	(124)	(24,208)
Foreign currency translation adjustment		500	—	—	—	—	—	—	500
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

($ in thousands)		Nine Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(42,112)	11,227	(9,436)	14,407	3,522	707	2,226	(19,459)
Gross charge-offs		(20,162)	(25,558)	(130)	(2,954)	(1,046)	(45)	(43)	(49,938)
Gross recoveries		6,301	589	1,910	602	296	40	5	9,743
Total net (charge-offs) recoveries		(13,861)	(24,969)	1,780	(2,352)	(750)	(5)	(38)	(40,195)
Foreign currency translation adjustment		75	—	—	—	—	—	—	75
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

($ in thousands)		Nine Months Ended September 30, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Allowance for loan losses, January 1, 2020		312,613	112,678	14,714	9,515	24,857	3,467	5,601	483,445
Provision for (reversal of) credit losses on loans	(a)	130,171	46,449	7,273	828	(2,659)	(20)	(3,197)	178,845
Gross charge-offs		(57,466)	(2,688)	—	—	—	(221)	(180)	(60,555)
Gross recoveries		3,395	10,371	1,820	58	424	47	94	16,209
Total net (charge-offs) recoveries		(54,071)	7,683	1,820	58	424	(174)	(86)	(44,346)
Foreign currency translation adjustment		308	—	—	—	—	—	—	308
Allowance for loan losses, end of period		$389,021	$166,810	$23,807	$10,401	$22,622	$3,273	$2,318	$618,252

The following table summarizes activity in the allowance for unfunded credit commitments for the third quarters and first nine months of 2021 and 2020:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$26,300	$28,972	$33,577	$11,158
Impact of ASU 2016-13 adoption		—	—	—	10,457
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,736	111	(5,541)	7,468
Allowance for unfunded credit commitments, end of period		$28,036	$29,083	$28,036	$29,083
(Reversal of) provision for credit losses	(a) + (b)	$(10,000)	$10,000	$(25,000)	$186,313

The allowance for unfunded credit commitments was $28.0 million as of September 30, 2021, compared with $33.6 million as of December 31, 2020.

Liquidity Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and obligations to other counterparties as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets, and utilizes diverse funding sources including its stable core deposit base.

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West on a stand-alone basis to ensure that the Company can serve as a source of financial strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, providing regular reports to the Board of Directors. The Company believes its liquidity management practices have been effective under normal operating and stressed market conditions.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $53.36 billion as of September 30, 2021, compared with $44.86 billion as of December 31, 2020. The Company’s loan-to-deposit ratio was 76% as of September 30, 2021, compared with 86% as of December 31, 2020.

In addition to deposits, the Company has access to various sources of wholesale funding, as well as borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”) to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funds in this Form 10-Q for further detail related to the Company’s funding sources.

The Company maintains liquidity in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021			December 31, 2020
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$4,852,901	$4,852,901	$—	$4,017,971	$4,017,971
Interest-bearing deposits with banks	—	855,162	855,162	—	809,728	809,728
Short-term resale agreements	—	1,961,142	1,961,142	—	900,000	900,000
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	378,213	1,926,620	2,304,833	91,637	773,443	865,080
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	481,425	3,584,106	4,065,531	494,132	2,320,532	2,814,664
Foreign government bonds	—	254,848	254,848	—	182,531	182,531
Municipal securities	—	501,489	501,489	1,033	395,040	396,073
Non-agency mortgage-backed securities, asset-backed securities and CLOs	261	1,967,373	1,967,634	434	879,908	880,342
Corporate debt securities	—	618,671	618,671	1,249	404,719	405,968
Total	$859,899	$16,522,312	$17,382,211	$588,485	$10,683,872	$11,272,357

Unencumbered liquid assets totaled $16.52 billion as of September 30, 2021, compared with $10.68 billion as of December 31, 2020. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging.

As a means to generate incremental liquidity, the Company maintains available borrowing capacity under secured borrowing lines with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies. As of September 30, 2021, the Company had available borrowing capacity of $22.40 billion, including $9.67 billion with the FHLB and $3.88 billion with the FRBSF. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.01 billion as of September 30, 2021. Estimated borrowing capacity from unpledged AFS debt securities totaled $7.84 billion as of September 30, 2021.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2020 Form 10-K. East West held $344.4 million and $439.1 million in cash and cash equivalents as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, management believes that East West has sufficient cash and cash equivalents to service its operating needs.

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

As of September 30, 2021, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact on its business and financial position. For more information of how the COVID-19 pandemic may impact our liquidity, see Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic of the Company’s 2020 Form 10-K.

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

($ in thousands)	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$745,831	$432,098
Net cash used in investing activities	(7,817,886)	(4,520,267)
Net cash provided by financing activities	7,903,443	5,322,358
Effect of exchange rate changes on cash and cash equivalents	3,542	11,603
Net increase in cash and cash equivalents	834,930	1,245,792
Cash and cash equivalents, beginning of period	4,017,971	3,261,149
Cash and cash equivalents, end of period	$4,852,901	$4,506,941

Operating Activities — During the first nine months of 2021, net cash provided by operating activities mainly reflected inflow of $655.2 million from net income, plus net income adjusted for certain noncash items of $128.7 million, and a $30.2 million increase in accrued expenses and other liabilities, partially offset by a $78.6 million increase in accrued interest receivable and other assets. In comparison, during the same period in 2020, net cash provided by operating activities mainly reflected inflow of $403.7 million from net income, net income adjusted for certain noncash items of $273.2 million and a $220.3 million increase in accrued expenses and other liabilities, partially offset by a $467.1 million increase in accrued interest receivable and other assets.

Investing Activities — During the first nine months of 2021, cash used in investing activities primarily reflected $4.30 billion of net AFS debt securities purchases (net of sales, maturities and redemptions), $2.13 billion in cash used for growth in the loan portfolio, and $1.14 billion in net resale agreements purchases (net of paydowns and maturities). During the same period in 2020, net cash used in investing activities primarily reflected cash outflows of $2.67 billion from loans held-for-investment, $1.14 billion of net AFS debt securities purchases (net of sales, maturities and redemptions), and $503.2 million in cash used for interest-bearing deposits with banks.

Financing Activities — During the first nine months of 2021, net cash provided by financing activities primarily reflected a net increase of $8.49 billion in deposits, partially offset by $405.0 million in repayment of FHLB advances, and $141.9 million in cash dividends paid. During the same period in 2020, net cash provided by financing activities primarily reflected net increases of $4.34 billion in deposits and $1.43 billion in PPPLF advances, partially offset by $146.0 million in shares repurchased and $119.2 million in cash dividends paid.

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

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, which are the primary areas of market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, as well as affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates not only affect expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company, and no separate quantitative information concerning these risks is presented herein.

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

Since the federal funds rate range was lowered to near zero in March 2020 and the Federal Reserve has committed its resources to support the U.S. economy, it is not expected that rates will decline further, nor is it expected that rates will enter into the negative territory. Consequently, the simulation results for the downward interest rate scenarios as of September 30, 2021 are not provided.

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

The federal funds target rate range was 0.25% as of both September 30, 2021 and December 31, 2020. After lowering the range to between 0.00% and 0.25% in March 2020, the Federal Open Market Committee (“FOMC”) pledged to maintain monetary support for the economy. In the September 2021 meeting, the FOMC held the federal funds target rate at between 0.00% and 0.25%. The FOMC statement repeated language that inflation was transitory, but also acknowledged the inflation was elevated. In November 2021 meeting, the FOMC voted to continue to hold the federal funds target rate at between 0.00% and 0.25% and to begin tapering its asset purchases in mid-November. The Bank anticipates the first rate hike will take place in 2022.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in upward direction as of September 30, 2021 and December 31, 2020.

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	September 30, 2021	December 31, 2020
+200	16.3%	12.6%
+100	7.8%	5.6%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The Company’s net interest income profile as of September 30, 2021 reflects an asset sensitive position. Net interest income is expected to increase if interest rates rise and to decrease if interest rates decline. The potential impact of rate decreases is partially reduced due to the current low rate environment with the federal funds rate floored and the federal funds rate range between 0.00% and 0.25%. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is vulnerable to changes in short-term interest rates. However, given the current low level of interest rates, the potential for further rate decreases is limited, which reduces the Bank’s exposure to risks associated with falling rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

The Company’s estimated twelve-month net interest income sensitivity as of September 30, 2021 was slightly higher as compared with the sensitivity as of December 31, 2020 under both higher rate scenarios. This reflects both an increased rate sensitivity in the Company’s assets and an increase in noninterest bearing deposits.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore, have a more modest impact. The rate ramp table below shows the net income volatility under a gradual non-parallel shift of the yield curve upward direction, in even quarterly increments over the first 12 months, followed by rates held constant thereafter:

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	September 30, 2021	December 31, 2020
+200 Rate Ramp	7.1%	4.9%
+100 Rate Ramp	3.0%	2.2%
-100 Rate Ramp	NM	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.
The Company believes that the rate ramp table, shown above, when evaluated together with the results of the rate shock simulation, presents a more meaningful indication of the potential impact of rising interest rates to the Company’s twelve-month net interest income. During the third quarter of 2021, the Company’s modeled asset sensitivity increased under simulations for the up 200 and up 100 bps ramp scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in an upward direction as of September 30, 2021 and December 31, 2020:

Change in Interest Rates (in bps)	EVE Volatility (1)
	September 30, 2021	December 31, 2020
+200	4.5%	9.6%
+100	2.6%	4.8%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of September 30, 2021, compared with the results as of December 31, 2020. The changes in EVE sensitivity during this period were primarily due to changes in the level and shape of the yield curve and changes in balance sheet mix.

The Company’s EVE profile as of September 30, 2021 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The following table summarizes certain information about the derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
($ in thousands)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts:	$275,000	$85,316	$275,000	$84,269
Fair value:
Recognized as an asset	—	158	—	—
Recognized as a liability	1,149	—	1,864	235
Net fair value	$(1,149)	$158	$(1,864)	$(235)
Weighted-average interest rates:
Pay fixed (receive floating)	0.351% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Weighted-average remaining term to maturity (in months):	16.9	2.7	25.8	2.6
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$17,743,446	$3,047,846	$18,155,678	$3,108,488
Fair value:
Recognized as an asset	298,831	31,717	489,132	30,300
Recognized as a liability	212,179	24,313	315,834	22,524
Net fair value	$86,652	$7,404	$173,298	$7,776

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

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forwards. As of September 30, 2021, the outstanding foreign currency forwards effectively hedged approximately 50% of the Chinese Renminbi exposure in East West Bank (China) Limited.

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

Derivatives Not Designated as Hedging Instruments — The Company enters into interest rate, foreign exchange and energy commodity contracts to support the business needs of its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through a clearinghouse or over-the-counter.

The Company offers various interest rate derivative contracts to its customers. For the interest rate contracts entered into with its customers, the Company managed its interest rate risk by entering into offsetting interest rate contracts with third-party financial institutions including with central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to any specific Company assets or liabilities on the Consolidated Balance Sheet, or to forecasted transactions in a hedging relationship, and are therefore classified as economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with customers throughout the terms of these contracts. As of September 30, 2021, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet items, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2020 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Impact of Inflation

The primary impact of inflation on our operations is reflected in increased operating costs and in the effect that inflation may have on both short- and long-term interest rates. Since almost all the assets and liabilities of a financial institution are monetary in nature, interest rates generally have a more significant impact on a financial institution's performance than inflation. While inflation expectations do affect interest rates, interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services.

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
•goodwill impairment; and
•income taxes.

Recently Issued Accounting Standards

For a detailed discussion and disclosure on new accounting pronouncements adopted, see Note 1 — Basis of Presentation and Current Accounting Developments to the Consolidated Financial Statements in this Form 10-Q.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. A non-GAAP financial measure may also be a financial metric that is not required by U.S. GAAP or other applicable requirements. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

($ in thousands)		Three Months Ended			Nine Months Ended
		September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income before provision for credit losses	(a)	$395,706	$376,473	$324,130	$1,125,874	$1,030,612
Total noninterest income (1)		73,109	68,431	54,503	214,406	165,715
Total revenue	(b)	$468,815	$444,904	$378,633	$1,340,280	$1,196,327

Total noninterest expense (1)	(c)	$205,384	$189,523	$172,573	$585,984	$537,671
Less: Amortization of tax credit and other investments (1)		(38,008)	(27,291)	(17,209)	(90,657)	(57,819)
Amortization of core deposit intangibles		(705)	(710)	(927)	(2,147)	(2,811)
Repurchase agreements’ extinguishment cost		—	—	—	—	(8,740)
Non-GAAP noninterest expense	(d)	$166,671	$161,522	$154,437	$493,180	$468,301

Efficiency ratio	(c)/(b)	43.81%	42.60%	45.58%	43.72%	44.94%
Non-GAAP efficiency ratio	(d)/(b)	35.55%	36.30%	40.79%	36.80%	39.14%

(1)Starting fourth quarter of 2020, the Company reclassified certain income/losses from equity-method investments from Amortization of tax credit and other investments to Other investment income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

($ and shares in thousands, except per share data)		September 30, 2021	June 30, 2021	September 30, 2020
Stockholders’ equity	(a)	$5,690,201	$5,547,548	$5,126,106
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(9,849)	(10,309)	(12,369)
Non-GAAP tangible common equity	(b)	$5,214,655	$5,071,542	$4,648,040

Total assets	(c)	$60,959,110	$59,854,876	$50,371,477
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(9,849)	(10,309)	(12,369)
Non-GAAP tangible assets	(d)	$60,483,564	$59,378,870	$49,893,411

Total stockholders’ equity to total assets	(a)/(c)	9.33%	9.27%	10.18%
Non-GAAP tangible common equity to tangible assets	(b)/(d)	8.62%	8.54%	9.32%

Number of common shares at period-end	(e)	141,884	141,878	141,507
Non-GAAP tangible common equity per share	(b)/(e)	$36.75	$35.75	$32.85

(1)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Three Months Ended			Nine Months Ended
		September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income		$225,449	$224,742	$159,537	$655,185	$403,713
Add: Amortization of core deposit intangibles		705	710	927	2,147	2,811
Amortization of mortgage servicing assets		430	420	450	1,264	1,492
Tax effect of adjustments (1)		(322)	(321)	(390)	(968)	(1,220)
Non-GAAP tangible net income	(a)	$226,262	$225,551	$160,524	$657,628	$406,796

Average stockholders’ equity		$5,680,306	$5,425,952	$5,079,351	$5,482,705	$5,028,122
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(10,135)	(10,827)	(13,083)	(10,847)	(14,302)
Average non-GAAP tangible equity	(b)	$5,204,474	$4,949,428	$4,600,571	$5,006,161	$4,548,123

Return on average non-GAAP tangible equity (3)	(a)/(b)	17.25%	18.28%	13.88%	17.56%	11.95%

(1)Applied statutory rate of 28.37% for the third quarter and first nine months of 2021, and the second quarter of 2021. Applied statutory tax rate of 28.35% for the third quarter and first nine months of 2020.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

		Three Months Ended			Nine Months Ended
Yield on Average Loans ($ in thousand)		September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income on loans	(a)	$363,503	$352,453	$336,542	$1,057,964	$1,115,804
Less: Interest income on PPP loans		(15,212)	(15,377)	(7,778)	(45,606)	(29,067)
Adjusted interest income on loans	(b)	$348,291	$337,076	$328,764	$1,012,358	$1,086,737

Average loans	(c)	$39,960,151	$39,622,270	$37,160,445	$39,441,751	$36,487,859
Less: Average PPP loans		(1,111,404)	(1,870,385)	(1,764,411)	(1,634,617)	(1,078,985)
Adjusted average loans	(d)	$38,848,747	$37,751,885	$35,396,034	$37,807,134	$35,408,874

Average loan yield (1)	(a)/(c)	3.61%	3.57%	3.60%	3.59%	4.08%
Adjusted average loan yield (1)	(b)/(d)	3.56%	3.58%	3.70%	3.58%	4.10%

(1)Annualized.

Forward-Looking Statements

Certain matters discussed in this Form 10-Q contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in other documents that it files with, or furnishes to, the SEC and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are statements that are not historical facts, and are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control, such as the future impacts of the COVID-19 pandemic. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business. They usually can be identified by the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” “assumes,” “believes,” “plans,” “trend,” “objective,” “target,” “continues,” “remains,” “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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
•changes in consumer or commercial spending, and savings and borrowing habits, patterns and behaviors;
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
•impact of communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third parties with which the Company does business, including as a result of cyber-attacks, and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused and materially impact the Company’s ability to provide services to its clients;
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

•impact on the Company’s operations due to political developments, disease pandemics, wars, civil unrest, terrorism or other hostilities that may disrupt or increase volatility in securities or otherwise affect business and economic conditions;
•heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;
•impact of reputational risk from negative publicity, fines and penalties and other negative consequences from regulatory violations, legal actions and the Company’s interactions with business partners, counterparties, service providers and other third parties;
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
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s AFS debt securities portfolio; and
•impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts and earthquakes, all of which are particularly common in California, or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2020 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2021.

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

10.1	Amendment to Employment Agreement - Irene H. Oh. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity line of credit
ALCO	Asset/Liability Committee	LCH	London Clearing House
AOCI	Accumulated other comprehensive (loss) income	LGD	Loss given default
ARPA	American Rescue Plan Act of 2021	LIBOR	London Interbank Offered Rate
ARRC	Alternative Reference Rates Committee	LTV	Loan-to-value
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MMBTU	Million British thermal unit
C&I	Commercial and industrial	MSLP	Main Street Lending Program
CAA	Consolidated Appropriations Act, 2021	NAV	Net asset value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OREO	Other real estate owned
CECL	Current expected credit losses	OTTI	Other-than-temporary impairment
CET1	Common Equity Tier 1	PD	Probability of default
CLO	Collateralized loan obligation	PPP	Paycheck Protection Program
CME	Chicago Mercantile Exchange	PPPLF	Paycheck Protection Program Liquidity Facility
COVID-19	Coronavirus Disease 2019	RMB	Chinese Renminbi
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROE	Return on average equity
DFPI	California Department of Financial Protection and Innovation	RPA	Credit risk participation agreement
EPS	Earnings per share	RSU	Restricted stock unit
ERM	Enterprise risk management	S&P	Standard and Poor's
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SBLC	Standby letter of credit
FCA	Financial Conduct Authority	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FOMC	Federal Open Market Committee	TDR	Troubled debt restructuring
FRBSF	Federal Reserve Bank of San Francisco	U.S.	United States
FTP	Funds transfer pricing	USD	U.S. dollar
GAAP	Generally accepted accounting principles	VIE	Variable interest entity
GDP	Gross Domestic Product

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2021

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer