Form 10-K
period 2021-12-31
EAST WEST BANCORP INC
filed 2022-02-28
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
(626) 768-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	EWBC	Nasdaq Global Select Market

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $10,090,038,515 (based on the June 30, 2021 closing price of Common Stock of $71.69 per share). As of January 31, 2022, 141,908,514 shares of East West Bancorp, Inc. Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EAST WEST BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (“this Form 10-K”) contains forward-looking statements that are intended to be covered by the safe harbor provision for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts, and are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. These statements relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business. They usually can be identified by the use of forward-looking language, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends to,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “target,” “trend,” “remains,” “should,” “will,” “would,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in this Form 10-K. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•changes in the global economy, including an economic slowdown or market disruption, level of inflation, interest rate environment, housing prices, employment levels, rate of growth and general business conditions;
•the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit;
•changes in local, regional and global business, economic and political conditions, and geopolitical events;
•the economic, financial, reputational and other impacts of the ongoing COVID-19 global pandemic, including variants thereof, and any other pandemic, epidemic or health-related crisis, as well as a deterioration of asset quality and an increase in credit losses due to the COVID-19 global pandemic;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of Treasury, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the SEC, the Consumer Financial Protection Bureau (“CFPB”) and the California Department of Financial Protection and Innovation (“DFPI”) - Division of Financial Institutions;
•the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing trade, economic and political disputes between the U.S. and the People’s Republic of China and the monetary policies of the Federal Reserve;
•changes in the commercial and consumer real estate markets;
•changes in consumer or commercial spending, and savings and borrowing habits, patterns and behaviors;
•fluctuations in the Company’s stock price;
•impact from potential changes to income tax laws and regulations, federal spending and economic stimulus programs;
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
•impact of the benchmark interest rate reform in the U.S. including the transition away from U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) to alternative reference rates;

•impact of communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third party vendors with which the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused and materially impact the Company’s ability to provide services to its clients;
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
•impact of reputational risk from negative publicity, fines, penalties and other negative consequences from regulatory violations, legal actions, and the Company’s interactions with business partners, counterparties, service providers and other third parties;
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
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s available-for-sale (“AFS”) debt securities portfolio; and
•impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts and earthquakes, all of which are particularly common in California, or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this report. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (“East West Bank” or the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. The Company operates in more than 120 locations in the U.S. and China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California; its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Nevada and Illinois. The Bank has a banking subsidiary based in China - East West Bank (China) Limited.

As of December 31, 2021, the Company had $60.87 billion in total assets, $41.15 billion in total net loans, $53.35 billion in total deposits, and $5.84 billion in total stockholders’ equity.

Strategy

We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. The Bank’s strategy focuses on seeking out and deepening client relationships that meet our risk/return parameters. This guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate, and the infrastructure we build to help our customers conduct their businesses. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. We constantly invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while properly managing operating expenses. Our risk management activities are focused on ensuring that the Bank identifies and manages risks to sustain safety and soundness while maximizing profitability.

Uniquely among U.S.-based regional banks, East West has a commercial business operating license in China, allowing the bank to open branches, make loans and collect deposits in the country. The Bank continues to develop its international banking presence with its network of overseas branches and representative offices that includes four full-service branches in China, located in Hong Kong, Shanghai, Shantou and Shenzhen. The Bank also has five offices in China, located in Beijing, Chongqing, Guangzhou and Xiamen. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through its branches and offices, the Bank focuses on growing its cross-border client base between the U.S. and China, helps U.S.-based businesses expand in China, and helps companies based in China pursue business opportunities in the U.S.

The Bank believes that its customers benefit from the Bank’s understanding of the China market through its physical presence, corporate and organizational ties in China, as well as the Bank’s international banking products and services. The Bank believes that this approach, combined with its senior management’s and Board of Directors’ extensive ties to Asian business opportunities and Asian American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence in China to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

Banking Services

As of December 31, 2021, the Bank was the fourth largest independent commercial bank headquartered in California based on total assets. The Bank is the largest bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and China/Asia. The Bank also has a strong focus on the Asian American community. Through its network of over 120 banking locations in the U.S. and China, the Bank provides a wide range of personal and commercial banking services to businesses and individuals. The Bank provides services to its customers in English and in over ten other languages. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management, and wealth management services. The Bank’s lending activities include commercial and residential real estate lending, construction finance, working capital lines of credit, trade finance, letters of credit, commercial business lending, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing and loan syndications. The Bank also provides financing services to clients in need of a financial bridge to facilitate their business transactions between the U.S. and China. Additionally, to support the business needs of its customers, the Bank offers various derivative contracts such as interest rate, energy commodity and foreign exchange contracts.

The integration of digital channels and brick and mortar channels has been an area of investment for the Bank, for both commercial and consumer banking platforms. Our strategic priorities include the use of technology to innovate and expand commercial payments and treasury management products and services. We have developed mobile and online banking platforms, which we are continually enhancing to enrich our customer user experience and we offer a full suite of banking services tailored to our customers’ unique needs. The omnichannel banking service approach increases efficiency and deepens customer relationships.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network. The Commercial Banking segment primarily generates commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, are aggregated and included in the Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Results of Operation — Operating Segment Results and Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions, numerous other financial services providers and other entities, including as a result of emerging technologies. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, interest rates on loans and deposits, and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share among the Asian American community, and maintains a differentiated presence within selected markets by providing cross-border expertise to customers in a number of industry specializations between the U.S. and China.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to a diverse customer base, we believe that the strength of our workforce is one of the most significant contributors to our success. Our key human capital objectives are to attract, develop and retain quality talent, who reflect our values and enable us to serve our customers. To achieve these objectives, our human resource programs have been designed based on our core values and the attributes we seek to foster, which include absolute integrity, customer orientation, creativity, respect, teamwork, expertise, and selflessness. We use these core values to better service our customers and prepare our employees for leadership positions and to advance their careers. We are committed to promoting diversity in employment and advancement.

As of December 31, 2021, we had approximately 3,100 full-time equivalent employees, of which nearly 200 were located in China and Hong Kong. None of our employees are subject to a collective bargaining agreement. The Company’s compensation and employee benefits expense was $433.7 million and $404.1 million, or 54% and 56% of total noninterest expense in 2021 and 2020, respectively.

Diversity and Inclusion

East West Bank was founded in 1973 in Chinatown, Los Angeles, California as a savings & loan association for immigrants who were underserved by mainstream banks. As of December 31, 2021, the Bank had grown to be the largest FDIC-insured, minority-operated depository institution headquartered in the United States, serving communities with diverse ethnicities and socio-economic backgrounds in eight states across the nation. Our operations are concentrated in areas that include larger numbers of immigrants and minorities. We proudly offer home loans and other products and services that support low-to-moderate income, minority and immigrant communities. We also provide community development loans, and partner with a diverse list of nonprofit and community-based organizations to promote wealth generation and entrepreneurship in underserved communities. Our focus on basic, fair-priced products and alternative credit criteria supports the underbanked, which is part of our founding mission. In addition, given our diverse customer base and the diversity of the communities that we serve, our retail bankers are able to assist customers in English and in over ten other languages.

Promoting diversity and inclusion in our workforce and executive leadership is critical to our continued growth and success. Our commitment to diversity is reflected in the composition of our employees. As of December 31, 2021, 74% of the Company’s employees were Asian or Asian-American, 15% were other minorities and 11% were Caucasian. Approximately 62% of our employees were women. At the managerial level, 74% of our managers were Asian or Asian-American, 12% were other minorities and 57% of our managers were women.

To put our diversity in context, minorities made up only 32% of the FDIC-regulated institutions’ workforce, and 12% of their managers, according to the most recently available FDIC survey data from 2019. For us, 89% of the Bank’s workforce and 86% of its managers were minorities. The composition of our Board of Directors further exemplifies our commitment to diversity. Of our eight directors as of December 31, 2021, six were minorities, representing four ethnic groups, and three were women.

Talent Acquisition, Development and Promotion

An experienced and well qualified work force is essential to delivering high quality and reliable banking services to our customers and to managing the Company in a safe and sound manner. We endeavor to attract, develop, and retain diverse, motivated talent as part of our ongoing commitment to building a stronger workforce to serve our customers and communities. Our compensation and benefits program provides both short-term and long-term awards, incentivizing performance, and aligning employee and stockholder interests. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual incentive bonus. In addition, employees at certain levels are eligible to receive equity awards tied to the value of the Company’s stock. We sponsor a 401(k) plan for U.S. employees and provide a Company matching contribution, and maintain other defined contribution retirement plans for countries outside of the U.S. As of December 31, 2021, approximately 2,700 or 94% of employees participated in our 401(k) plan. We are committed to fair and equitable compensation programs, and regularly assess the current business environment and labor markets to review our compensation and benefits programs for pay equity.

To foster a strong sense of ownership and to align the interests of our employees with our stockholders, restricted stock units are awarded to eligible employees under our stock incentive programs. We award stock grants under our “Spirit of Ownership” program to all of our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the success they help create. The fact that our employees are also owners is a source of pride for us.

The focus on leadership development and promoting from within is a critical part of our succession planning for key roles throughout the organization and fostering organizational stability. We also recognize the importance of employee development and career growth in achieving personal fulfillment for our employees, which is the key for fostering retention and one of the Company’s strategic objectives. We provide a variety of resources to help all employees grow in their current roles and build new skills for future advancement, such as tuition reimbursement. We provide training in many areas and encourage continuing education for all employees. Our corporate culture is a distinguishing factor in our work and collaboration every day, which has been incorporated into the fabric of what we do in all of our routines through our interactions and activities with customers, other external stakeholders, and internal teams and associates.

Health, Safety and Wellness

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. Comprehensive health insurance coverage (medical, dental and vision) is offered to employees working at least 30 hours or more each week. We offer paid time off, life insurance, disability insurance, parental leave, wellness and benefits programs designed to assist employees in maintaining a healthy work-life balance. We apply a consistent approach towards employee policies, opportunities, benefits, and protections to all employees regardless of their locations, except if there are contradictions between individual state laws. As an example of our consistent approach, we applied the state of California’s work-from-home reimbursement policy nationwide during the COVID-19 pandemic, even in states without similar requirements.

In addition, we are committed to making positive and lasting impacts in our communities through our business activities and our volunteer and charitable efforts. We are a vital part of the communities in which we live and work, and we encourage our employees to engage with our local communities by leading or participating in events to foster community development, as COVID-19 safety protocols permit. Based on the guidance from health authorities regarding the COVID-19 pandemic, we provided resources and implemented measures to limit the risk of exposure to our employees, and our communities. We also partnered with local community health centers to offer COVID-19 and flu vaccines for employees.

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 28, 2022. There is no family relationship between any of the Company’s executive officers or directors. Each executive officer is appointed by the Board of Directors of the Company.

Name	Age	Positions and Offices, and Business Experience
Dominic Ng	63	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	65
Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020; 2018 - 2020: Executive Vice President, General Counsel and Corporate Secretary; 2010 - 2018: Executive Vice President, Chief Risk Officer and General Counsel.

Irene H. Oh	44	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Parker Shi	52	Executive Vice President and Chief Operating Officer of the Company and the Bank since December 2021; June 2021 - November 2021: Executive Vice President & Chief Strategy, Growth and Technology Officer; March 2021 - June 2021: Consultant of the Bank; 2020: Senior Advisor at PharmScript; 2018 - 2019: Senior Managing Director at Accenture; 2013 - 2018: Senior Partner at McKinsey & Company.
Nick Huang	57	Executive Vice President and Head of Commercial Banking of the Company and the Bank since November 2021; 2018 - 2020: Chief Executive Officer of Institutional and International Banking at CTBC Bank; 2017 - 2018: Deputy Chief Executive Officer of Institutional and International Banking at CTBC Bank.
Gary Teo	49	Senior Vice President and Head of Human Resources of the Company and the Bank since 2015.
Lisa L. Kim	57	Executive Vice President, General Counsel and Corporate Secretary since 2020; 2014 - 2020: Executive Vice President, General Counsel and Secretary at Cathay General Bancorp and Cathay Bank

Supervision and Regulation

Overview

East West and the Bank are subject to extensive and comprehensive regulations under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers, and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the DFPI, and, with respect to consumer laws, the CFPB. As insurer of the Bank’s deposits, the FDIC has back-up examination authority of the Bank as well. In addition, the Bank is regulated by certain foreign regulatory agencies in international jurisdictions where we conduct business, including China and Hong Kong. East West also has a wholly-owned nonbank subsidiary, East West Markets, LLC ("East West Markets"), which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). East West Markets is subject to regulatory requirements from a number of regulatory bodies, including the SEC, FINRA, and state securities regulators.

The Company is also subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “EWBC” and subject to Nasdaq rules for listed companies.

Described below are material elements of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

East West

As a bank holding company and pursuant to its election of financial holding company status, East West is subject to regulation, supervision, and examination by the Federal Reserve under the BHC Act. The BHC Act provides a federal framework for the regulation and supervision of all bank holding companies and their nonbank subsidiaries. The BHC Act and other federal statutes grant the Federal Reserve authority to, among other things:

•require periodic reports and such additional information as the Federal Reserve may require in its discretion;
•require bank holding companies to maintain certain levels of capital and, under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), limit the ability of bank holding companies to pay dividends or bonuses unless their capital levels exceed the capital conservation buffer (see the section captioned “Regulatory Capital Requirements” included elsewhere under this item);
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
•approve in advance senior executive officer or director changes and prohibit (under certain circumstances) golden parachute payments to officers and employees, including change in control agreements and new employment agreements, that are contingent upon termination; and
•approve in advance the acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DFPI approval may also be required for certain acquisitions and mergers involving a California state-chartered bank such as the Bank.

East West’s election to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) generally allows East West to engage in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature, or acquire and retain the shares of a company engaged in any such activity, without prior Federal Reserve approval. Activities that are considered to be financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. To maintain financial holding company status and continue to be able to engage in new activities or investments that are financial in nature, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed”, and the financial holding company’s depository institution subsidiaries must have Community Reinvestment Act (“CRA”) ratings of at least “Satisfactory.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Regulatory Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “Satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item. As of December 31, 2021, East West is a financial holding company and has financial subsidiaries, as discussed in Item 1. Business — Organization.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank and a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank’s operations in the U.S. are primarily regulated and supervised by the Federal Reserve and the DFPI, and its activities outside the U.S. are regulated and supervised by both its U.S. regulators and the applicable regulatory authority in the host country in which each overseas office is located. Specific federal and state laws and regulations that are applicable to banks, monitor among other things, their regulatory capital levels, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. Bank regulatory agencies also have extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies. California law permits state-chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. The Bank may also form subsidiaries to engage in many activities commonly conducted by national banks in operating subsidiaries. Further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is “well capitalized” and “well managed” and has a CRA rating of at least “Satisfactory.”

Regulation of Foreign Subsidiaries and Branches

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

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total risk-based capital (i.e. Tier 1 plus Tier 2 capital) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% that fully phased in on January 1, 2019, on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not meet the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. To avoid these constraints, a banking organization must meet or exceed the following risk-based capital ratios (after any distribution): (i) CET1 capital to risk-weighted assets of 7.0%, (ii) Tier 1 capital to risk-weighted assets of 8.5%, and (iii) total risk-based capital to risk-weighted assets of 10.5%.

As of December 31, 2021, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

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

In April 2020, in recognition of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) requirements and to facilitate the use of the Paycheck Protection Program Liquidity Facility (“PPPLF”), the federal banking agencies issued an interim final rule that allows banking organizations to exclude from risk-based and leverage capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis through the PPPLF. The interim final rule states that the Paycheck Protection Program (“PPP”) loans originated by a banking organization under the PPP will be risk-weighted at zero percent for regulatory capital purposes and PPP loans pledged as collateral to PPPLF may be excluded from the denominator of the Tier 1 leverage ratio. In addition, the CARES Act, the federal banking agencies’ “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued on March 22, 2020 and April 7, 2020, and the Consolidated Appropriations Act, 2021 (the “CAA”), enacted on December 27, 2020, provided options for financial institutions to elect to temporarily suspend troubled debt restructurings (“TDR”) accounting under Accounting Standards Codification (“ASC”) Subtopic 310-40. For additional information, see Note 1 — Summary of Significant Accounting Policies, Troubled Debt Restructurings, to the Consolidated Financial Statements in this Form 10-K. The election to apply the TDR relief under this regulatory guidance provided banking organizations such as the Bank a capital benefit by increasing their regulatory capital ratios as the loan modifications related to the COVID-19 pandemic are not adjusted to a higher risk weighting normally associated with a TDR classification.

In December 2018, the federal banking agencies approved a final rule to address changes to credit loss accounting, including with respect to banking organizations’ implementation of the Accounting Standards Update (“ASU”) 2016-13 Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which introduced the current expected credit losses (“CECL”) methodology. The final rule among other things provided banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital upon the adoption of ASU 2016-13. On March 31, 2020, the federal banking agencies issued an interim final rule that provided banking organizations that adopted CECL during 2020, the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition, in total). The Company adopted the five-year transition in 2020. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital were delayed through the year 2021, after which the effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to insured depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulations. The capital tiers in the PCA framework do not apply directly to bank holding companies (such as the Company). Under the federal banking agencies’ regulations implementing the PCA provisions of the FDIA, an insured depository institution (such as the Bank) generally is classified in the following categories based on the capital measures indicated:

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” Undercapitalized institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cessation of receipt of deposits from correspondent banks and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also generally permits only “well capitalized” insured depository institutions to accept brokered deposits, although an “adequately capitalized” institution may apply to the FDIC for a waiver of this restriction.

Economic Growth, Regulatory Relief, and Consumer Protection Act and Stress Testing

In May 2018, the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended certain provisions in the Dodd-Frank Act and other statutes administered by the Federal Reserve and other federal banking agencies. Among other things, the EGRRCPA provided regulatory relief, including from risk committee requirements, for bank holding companies with total consolidated assets between $10 billion and $50 billion. We were among the bank holding companies in this range until we exceeded $50 billion in total consolidated assets as of September 30, 2020.

The EGRRCPA lifted the asset size threshold and provided relief for banks and bank holding companies with total consolidated assets between $50 billion and $100 billion with respect to many of the Dodd-Frank Act’s enhanced prudential standards, except for the risk committee requirements. The EGRRCPA also raised the asset size threshold for required company-run stress testing at banks and bank holding companies from $10 billion to $250 billion. Additionally, based on authority provided in the EGRRCPA, the Federal Reserve raised the asset size threshold for required supervisory stress testing at bank holding companies from $50 billion to $100 billion. We are among the bank holding companies in this range. Although the Company and the Bank are not required to conduct company-run or supervisory stress tests, we continue to conduct annual capital and quarterly liquidity stress tests.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial laws that apply to banking institutions with total consolidated assets exceeding $10 billion (such as the Bank) and their affiliates. The CFPB may focus its supervisory, examination, and enforcement efforts on, among other things:
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

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with consumers when taking deposits, making loans, collecting payments on loans, and providing other services. Failure to comply with these laws can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages or restitution to consumers, and the loss of certain contractual rights. The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As a FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short-term and long-term secured credit.

The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash or an interest-bearing account at the Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all depository institutions, an action that provides liquidity in the banking system to support lending to households and businesses. The Bank is a member bank and stockholder of the Federal Reserve Bank of San Francisco (“FRBSF”).

Dividends and Other Transfers of Funds

The principal source of liquidity of East West is dividends received from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies may prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regime, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “significantly undercapitalized” or, in some circumstances, “undercapitalized.” It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only if the company’s net income available to common stockholders over the past four quarters, net of distributions, would be sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are strong.

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that strictly limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulation W limits the types, terms and amounts of these transactions and generally requires the transactions to be on an arm’s-length basis. In general, Regulation W requires that “covered transactions,” which include a bank’s extension of credit to or purchase of assets from an affiliate, be limited to 10% of the bank’s capital and surplus with respect to any one affiliate, and 20% of the bank’s capital and surplus with respect to the aggregate of all covered transactions with all affiliates. In addition, a bank generally may not extend credit to an affiliate unless the extension of credit is secured by specified amounts of collateral. The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions, including by treating derivative transactions resulting in a bank’s credit exposure to an affiliate as covered transactions. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and principal stockholders, as well as to entities controlled by such persons (collectively, “insiders”). Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. The terms of such extensions of credit may not involve more than the normal risk of repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.

Community Reinvestment Act

Under the CRA, an insured depository institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including low- and moderate-income borrowers and neighborhoods. The Federal Reserve periodically evaluates a state member bank’s performance under applicable performance criteria and assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Federal Reserve takes this performance into account when reviewing applications by banks and their parent companies to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or acquire other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications. Based on the most recent CRA examination as of March 8, 2021, the Bank was rated “outstanding”. On September 21, 2020, the Federal Reserve issued an Advance Notice of Proposed Rulemaking that invited the public to comment on ways to modernize CRA regulations to strengthen, clarify, and tailor the regulations to reflect the current banking landscape and better meet the core purposes of the CRA. On July 20, 2021, the federal banking agencies issued an interagency statement indicating a joint agency commitment to work together to strengthen and modernize regulations implementing the CRA. The impact on the Company from any changes in CRA regulations will depend on how they are implemented and applied.

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

Following the outbreak of the COVID-19 pandemic, extraordinary growth in insured deposits caused the DIF reserve ratio to fall below the statutory minimum of 1.35 percent. This growth was primarily due to U.S. monetary policy action, direct government assistance to consumers and businesses, and an overall reduction in spending. The FDIC adopted a restoration plan on September 15, 2020 to restore the DIF reserve ratio to at least 1.35 percent by September 30, 2028. Under the restoration plan, the FDIC will continue to closely monitor the factors that affect the DIF reserve ratio and will provide progress reports and, as necessary, modifications to the plan at least semiannually. According to the Restoration Plan Semiannual Update issued on December 14, 2021, the DIF reserve ratio was at 1.27 percent as of September 30, 2021. The FDIC expects the surge of insured deposits resulting from the pandemic to eventually recede and insured deposit growth rates to normalize in the medium to long-term.

In June 2020, the FDIC published a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, PPPLF and the Money Market Mutual Fund Liquidity Facility (“MMLF”). Under the rule, the FDIC provided adjustments to the risk based premium formula and certain of its risk ratios, and an offset to an insured institution’s total assessment amount due for the increase to its assessment base attributable to participation in the PPP and MMLF. Absent such a change to the assessment rules, an insured depository institution could have become subject to increased deposit insurance assessments based on its participation in the PPP, PPPLF or MMLF. The application date of the final rule was April 1, 2020, which applied the changes to deposit insurance assessments starting in the second quarter of 2020.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, that the institution has engaged in unsafe or unsound practices, or that the institution has violated any applicable rule, regulation, condition, or order imposed by the FDIC.

Bank Secrecy Act and Anti-Money Laundering

The Bank Secrecy Act (“BSA”), USA PATRIOT Act of 2001 (“PATRIOT Act”), and other federal laws and regulations impose obligations on U.S. financial institutions to implement and maintain appropriate policies, procedures and controls, which are reasonably designed to prevent, detect and report instances of money laundering, the financing of terrorism and to comply with recordkeeping and reporting requirements. Regulatory agencies require that the Bank have an effective governance structure for the program that includes effective oversight by our Board of Directors and management. We regularly evaluate and continue to enhance our systems and procedures to comply with the PATRIOT Act and other anti-money laundering (“AML”) initiatives. Failure of a financial institution to maintain and implement adequate BSA/AML programs, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. The Bank regularly evaluates and continues to enhance its systems and procedures to ensure compliance with BSA/AML laws and regulations.

The Anti-Money Laundering Act of 2020 (“AML Act”) was enacted in January 2021 as part of the National Defense Authorization Act for Fiscal Year 2020 and includes the most substantial changes to U.S. AML law since the PATRIOT Act. Among other changes, the AML Act imposes new beneficial ownership reporting requirements for certain entities doing business in the U.S.; requires the U.S. Treasury’s Financial Crimes Enforcement Network (FinCEN) to establish government-wide priorities for AML and countering the financing of terrorism (“CFT”); increases AML whistleblower awards and expands whistleblower protections; modernizes the statutory definition of “financial institution” to include “value that substitutes for currency”; enhances penalties for BSA and AML violations; streamlines and modernizes BSA and AML requirements; and improves coordination and cooperation among international, federal, state, and tribal AML law enforcement agencies. The federal banking agencies are expected to revise the BSA regulations to incorporate the AML/CFT priorities.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. financial institutions do not engage in transactions with certain prohibited parties, as defined by various executive orders and acts of Congress. Federal banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against designated foreign countries, designated nationals, and others. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction, account, or wire transfer relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Company and the Bank.

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

The Federal Reserve pays close attention to the cybersecurity practices of state member banks and their holding companies and affiliates. The interagency council of the federal banking agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued a number of policy statements and other guidance for banks in light of the growing risk posed by cybersecurity threats. The FFIEC has recently focused on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. The federal banking agencies issued a final rule in November 2021 that requires banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. The compliance date of this rule is May 1, 2022. We are implementing policies and procedures to ensure compliance with this rule should such an incident occur in the future.

Consumer data privacy and data protection are also the subject of state laws. For example, the Bank is subject to the California Consumer Privacy Act (“CCPA”). This statute grants consumers several rights, including the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. The California Attorney General has adopted regulations to implement the CCPA.

The Standing Committee of China’s National People’s Congress passed the Personal Information Protection Law (“PIPL”), effective November 1, 2021. The PIPL establishes guiding principles on protection of a Chinese citizen’s personal information and applies to entities operating in China, foreign organizations, and individuals processing personal information outside China. Failure to comply with the PIPL requirements can result in monetary penalties, entities or individuals placed on government’s banned list, or potential termination of future business activities in China, and potentially impact our Hong Kong and China operations.

Future Legislation, Regulation and Supervision Activities

New statutes, regulations and policies that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions and public companies operating in the U.S. are regularly adopted. Such changes to applicable statutes, regulations, and policies may change the Company’s operating environment in substantial and unpredictable ways, increase the Company’s cost of conducting business, impede the efficiency of internal business processes, subject the Company to increased supervision activities and disclosure and reporting requirements, and restrict or expand the activities in which the Company may engage. Accordingly, such changes may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects, and the overall growth and distribution of loans, investments and deposits. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our businesses may be affected by any new statute, regulation or policy.

Available Information

The Company’s website is www.eastwestbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other filings with the SEC are available at http://investor.eastwestbank.com under the heading “SEC Filings”, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Stockholders may also request a copy of any of the above-referenced reports and corporate governance documents by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our businesses. Our enterprise risk management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies the Company’s major risk categories as: capital risk; market risk; liquidity risk; credit risk; operational risk; compliance risk; legal risk; strategic risk; and reputational risk. ERM is comprised of our senior management and chaired by our Chief Risk Officer.

The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations, and financial condition. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties that we might face. Although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Risks Related to the COVID-19 Pandemic

The effects of the COVID-19 pandemic have impacted, and may continue to impact, the Company’s businesses, financial condition, liquidity, capital and results of operations, and the extent and duration of these impacts depend on future developments, which remain uncertain and cannot be predicted.

The COVID-19 pandemic and governmental responses to the pandemic have had and will likely continue to have an impact on global economic conditions, including disruption and volatility in the financial markets, disruption of global supply chains, temporary closures or failures of businesses, increased unemployment, and the imposition of social distancing and restrictions on movement in the U.S. and other countries.

East West Bank is considered an essential business in the eight states where we have branches or office locations. As part of our continued response to the recent developments of the COVID-19 pandemic, the Company has implemented office reopening and return to office plans. With various safety protocols implemented throughout our facilities, we have continued to provide financial services to our customers and support to our communities throughout the pandemic. The worldwide distribution of vaccines has made significant progress in containing the virus. However, the emergence of new variants, as well as insufficient adoption and long-term effectiveness of vaccines, may negatively affect our ability to resume full normal operations and provide services to our customers.

The prolongation of the COVID-19 pandemic and emergence of new variants could continue to cause disruption in global supply chains, labor market shortages, and increase in employment costs, which in turn adversely affect the ability of the Company’s borrowers to satisfy their obligations. If our customers experience credit deterioration, including an inability to pay loans as they come due or a decrease in the value of collateral and/or higher than usual draws on outstanding lines of credit, our level of charge-offs and provision for credit losses could increase. Further, failures to contain the COVID-19 pandemic and the emergence of variants may decrease our borrowers’ confidence with respect to purchasing real estate or homes and adversely affect the demand for the Company’s loans and other products and services, the valuation of our loans, securities, derivatives portfolios, goodwill and intangibles, the carrying value of our deferred tax assets, our capital levels and liquidity, and our results of operations.

Market declines or volatility due to the COVID-19 pandemic could have material impacts on the value of securities, derivatives and other financial instruments which the Company owns. The Company executes transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Any defaults by such financial services institutions, or uncertainty in the financial services industry in general, could lead to market-wide liquidity problems and may expose the Company to credit risk in the event of default of its counterparties or clients and further increase the possibility of downgrades in the Company’s credit ratings. Additionally, changes in the government’s monetary policy addressing the COVID-19 pandemic could potentially have an adverse effect on our results of operations and financial condition.

The extent to which the COVID-19 pandemic continues to impact our businesses, results of operations, and financial condition is uncertain and will depend on numerous evolving factors that are outside our control and cannot be accurately predicted, including the scope, severity, and duration of the pandemic, the governmental, business, and individual actions in response to the pandemic, or the impact of those actions on global economic activities and economic conditions when the COVID-19 pandemic subsides.

The impact of the U.S. federal government actions to mitigate the effects of the COVID-19 pandemic, and our participation in those efforts, may materially and adversely affect our businesses, results of operations and financial condition.

The U.S. federal government has taken significant actions to address the economic and financial effects of the COVID-19 pandemic. The Federal Reserve sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs; however, to help curtail rising inflation, the Federal Reserve is expected to increase interest rates and reduce quantitative easing measures. In addition, Congress, various federal agencies and state governments have taken measures to address the economic and social consequences of the pandemic, including the enactment of the CARES Act, which, among other things, established various initiatives to protect individuals, businesses and local economies in an effort to lessen the impact of the COVID-19 pandemic on consumers and businesses. These initiatives included the PPP, the Main Street Lending Program (“MSLP”), relief with respect to TDRs, mortgage forbearance, and extended unemployment benefits.

During 2021 and 2020, the Company supported its customers by offering Small Business Administration (“SBA”) loans under the PPP. The Bank was also a participating lender in the MSLP, which was established by the Federal Reserve to support lending to small- and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. The Company’s participation in these programs could subject us to increased governmental and regulatory scrutiny, negative publicity or increased exposure to litigation, which could increase our operational, legal and compliance costs and damage our reputation. Moreover, if the federal stimulus measures are not effective in mitigating the effect of the COVID-19 pandemic, credit issues for our loan customers may be severe and adversely affect our businesses, results of operations, and financial condition more substantially over a longer period.

In response to the COVID-19 pandemic, U.S. federal banking regulatory agencies have encouraged lenders to extend additional loans, and the federal government has enacted legislation supporting various sectors, including small businesses. However, the full impact on our business activities as a result of government and regulatory policies, programs and guidelines, as well as regulators’ reactions to such activities, remains uncertain.

Risks Related to Geopolitical Uncertainties

Unfavorable general economic, political or industry conditions, either domestically or internationally, may adversely affect our businesses, results of operations, and financial condition.

Our businesses and results of operations are affected by the financial markets and general economic conditions globally, particularly in the U.S. and China, including factors such as the level and volatility of short-term and long-term interest rates, inflation, deflation, home prices, collateral asset prices, unemployment and under-employment levels, bankruptcies, household income, consumer behavior, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and China. The deterioration of any of these conditions could adversely affect our consumer and commercial businesses, securities and derivatives portfolios, the level of charge-offs and provision for credit losses, the carrying value of deferred tax assets, capital levels, liquidity, and results of operations. In addition, because the Company’s operations and the collateral securing its real estate lending portfolio are primarily concentrated in Northern and Southern California, the Company may be particularly susceptible to adverse economic conditions in the state of California. Any unfavorable changes in economic and market conditions in California and other regions where we operate could lead to the following outcomes:
•greater than expected losses in the Company’s credit exposure due to unforeseen economic conditions, which may, in turn, adversely impact the Company’s results of operations and financial condition;
•failure of the Company’s commercial and residential borrowers to make timely repayments of their loans, or a decrease in the value of real estate collateral securing the payment of such loans, which could result in credit losses, delinquencies, foreclosures and customer bankruptcies, and in turn have a material adverse effect on the Company’s results of operations and financial condition;
•a decrease in deposit balances, and the demand for loans and other products and services;
•future disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, which may result in an inability to borrow on favorable terms or at all from other financial institutions;
•an adverse effect on the value of the AFS debt securities portfolio as a result of debt defaults; and
•a loss of confidence in the financial services industry, our market sector and the equity markets by investors, placing pressure on the Company’s stock price.

Changes in the economic and political relations between the U.S. and China, including trade policies and the imposition of tariffs and retaliatory tariffs, may adversely impact the Company’s businesses, results of operations and financial condition.

Economic trade and political tensions, including tariffs and other punitive trade policies and disputes, between the U.S. and China pose a risk to the businesses of the Company and its customers. The imposition of tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company’s customers import or export could cause the prices of their products to increase, possibly reduce demand and hence may negatively impact the Company’s customers’ margins and their ability to service debt. The Company may also experience a decrease in the demand for loans and other financial products or experience a deterioration in the credit quality of the loans extended to the customer in industry sectors that are most sensitive to the tariffs.

We face risks associated with international operations.

A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes four full-service branches and four representative offices in China. Our presence in China carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory and tax requirements and restrictions, cross-border trade restrictions or tariffs, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, and financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of the Company’s customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other U.S. and foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our businesses, results of operations and financial condition.

Natural disasters and geopolitical events beyond the Company’s control, as well as the impacts of climate change, could adversely affect the Company.

Natural disasters such as wildfires, earthquakes, extreme weather conditions, hurricanes, floods, widespread health emergencies or pandemics and other acts of nature and geopolitical events involving political unrest, terrorism or military conflicts could adversely affect the Company’s business operations and those of the Company’s customers and cause substantial damage and loss to real and personal property. For example, California, in which the Company’s operations and the collateral securing its real estate lending portfolio are concentrated, contains active earthquake zones and has been, and continues to be, subject to numerous devastating wildfires. Natural disasters may be more frequent or severe due to the effects of climate change, which may include altered distribution and intensity of rainfall, prolonged droughts or flooding, increased frequency of wildfires, rising sea levels, and a rising heat index. Additionally, our business and operations have been affected by the ongoing COVID-19 pandemic and could be adversely affected by the effects of epidemics or pandemics or other adverse public health developments. Temporary closures of our branches and offices or a reduction of consumer spending could adversely impact our operating results and the performance of loans to impacted borrowers in the U.S or China. These natural disasters and geopolitical events could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, and result in an increase in the amount of nonperforming assets, net charge-offs, and provision for credit losses.

Risks arising from climate change, including physical risks and transition risks, could have a material adverse impact on our business and results of operations.

Climate change could present financial risks to us through changes in the physical climate that affect our operations directly or that impact our customers or collateral. Climate change also could present financial risks to us as a result of transition risks, such as societal and/or technological responses to climate change, which could include changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. These climate-related physical risks and transition risks could have a financial impact on us both directly on our business and operations and as a result of material adverse impacts to our customers, including declines in asset values, reduced availability of insurance, significant interruptions to business operations, and negative consequences to business models and the need to make changes in response to those consequences. The risks of regulatory changes and compliance requirements related to climate change may impose operational burdens and increased compliance costs, capital requirements, or the risk of litigation, which could adversely affect the Company’s businesses, results of operations and financial condition.

Risks Related to Financial Matters

A significant portion of the Company’s loan portfolio is secured by real estate and thus the Company has a higher degree of risk from a downturn in real estate markets.

Because many of the Company’s loans are secured by real estate, a decline in the real estate markets could impact the Company’s business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particularly prevalent in California, where a significant portion of the Company’s real estate collateral is located. If real estate values decline, the value of real estate collateral securing the Company’s loans could be significantly reduced. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and the Company would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) and multifamily residential loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on the Company’s businesses, results of operations and financial condition.

The Company’s businesses are subject to interest rate risk and variations in interest rates may have a material adverse effect on the Company’s financial performance.

Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. While we offer interest-bearing deposit products, a portion of our deposit balances are from noninterest-bearing products. Overall, the interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by a variety of factors, including market interest rate changes in response to inflation, competition, regulatory requirements and a change in our product mix. Changes in key variable market interest rates such as the Federal Funds, National Prime or Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of the Company’s interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn from our assets, ultimately causing our net interest margin to decrease. Higher interest rates may also result in lower mortgage production and increased charge-offs in certain segments of the loan portfolio, such as CRE and home equity. In contrast, declining interest rates would increase the Bank’s lending capacity, decrease funding cost, increase prepayments of loans and mortgage related securities, as borrowers refinance to reduce borrowing costs. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity and overall profitability.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that after specified dates, LIBOR settings will cease to be provided by any administrator. As of December 31, 2021, the one-week and two-month tenors of USD LIBOR ceased to be published. The overnight, one-, three-, six- and 12-month USD LIBOR tenors will continue to be calculated using panel bank submissions for the purpose of legacy contracts and will permanently cease on June 30, 2023. Banking regulators have increased regulatory scrutiny and intensified supervisory focus of financial institutions’ LIBOR transition plans, preparations and readiness, including the use of credit-sensitive rates.

The U.S. federal banking agencies issued guidance to strongly encourage banking organizations to cease using USD LIBOR as a reference rate in new contracts by December 31, 2021. In connection with this, the Company ceased extending new LIBOR loans during the fourth quarter of 2021 and began offering new variable rate loans based on alternative reference rates.

The LIBOR transition is anticipated to continue through June 30, 2023. The Company created a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders. The cross-functional team also helps ensures that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. Since the volume of our products that are indexed to LIBOR is significant, the transition, if not sufficiently planned for and managed by our cross-functional teams, could impact the financial performance of previously recorded transactions, requiring different hedging strategies, result in our hedges being ineffective or impact the availability of cost of floating rate funding, affect our liquidity and capital planning and management or other adverse financial consequences. Although the implementation of the Secured Overnight Financing Rate (“SOFR”) index is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant increased systems, compliance, operational and legal costs, increased scrutiny from regulators, reputational harm or other adverse consequences. Inconsistent approaches to a transition from LIBOR to an alternative rate among different market participants and for different financial products may cause market disruption and operational problems, which could adversely affect us. This may include exposure to increased basis risk, increased possibility of disagreements with counterparties and the resulting costs in connection with remediating these problems. This transition may also result in our customers challenging the determination of their interest payments, entering into fewer transactions or postponing their financing needs, or disputing the interpretation of implementation of contract “fallback” provisions and other transition related changes, which could reduce the Company’s revenue and adversely impact our business. In addition, the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations such as loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s results of operations and financial condition. For additional information on the discontinuation of LIBOR, refer to Item 7. MD&A — Other Matters.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and affect the return earned on those loans and investments, both of which in turn affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles which result from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control. Consequently, the impact of these changes on our businesses and results of operations is difficult to predict.

The Company is subject to fluctuations in foreign currency exchange rates.

The Company’s foreign currency translation exposure relates primarily to its China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as the Company continues to expand its businesses in China and Hong Kong, certain transactions are conducted in currencies other than the USD. Although the Company has entered into derivative instruments to offset the impact of the foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that the Company will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material unfavorable impact on the Company’s net income, therefore adversely affecting the Company’s businesses, results of operations, and financial condition.

Risks Related to Our Capital Resources and Liquidity

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition.

The Company and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2021, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with these capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our businesses, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to the Company and the Bank is set forth in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

The Company’s dependence on dividends from the Bank could affect the Company’s liquidity and ability to pay dividends.

East West is dependent on the Bank for dividends, distributions and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends received from the Bank. The ability of the Bank to pay dividends to the Company is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required under federal law if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits, unless the Bank has received prior approval of the Federal Reserve and of at least two-thirds of the stockholders of each class of stock. California law imposes its own limitations on capital distributions by California-charted banks that could require the Bank to obtain the approval of the DFPI prior to making a distribution to the Company. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income, net of distributions, for the period. Further description of regulatory requirements applicable to dividends by us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K.

The Company is subject to liquidity risk, which could negatively affect the Company’s funding levels.

Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect the Company’s ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although the Company has implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on the Company’s businesses, results of operations, and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, the Company’s funding needs may require the Company to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed market conditions or realized in a timely fashion.

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, results of operations and financial condition.

Credit rating agencies evaluate us regularly, and their ratings are based on a number of factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, including conditions affecting the financial services industry as a whole. Severe downgrades in credit ratings could impact our business and reduce the Company’s profitability in different ways, including a reduction in the Company’s access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us, on a regular basis. If we experience a decline in our credit ratings, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will not be changed in the future.

Risks Related to Credit Matters

The Company’s allowance for credit losses level may not be adequate to cover actual losses.

In accordance with the U.S. Generally Accepted Accounting Principles (“GAAP”), we maintain an allowance for loan losses to provide for loan defaults and nonperformance, and an allowance for unfunded credit commitments which, when combined, are referred to as the allowance for credit losses. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could further deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates.

We adopted new guidance for estimating credit losses on loans receivable, AFS and held-to-maturity debt securities, and unfunded loan commitments effective January 1, 2020. The CECL model significantly changed how entities recognized impairment of many financial assets by requiring immediate recognition of estimated credit losses that occur over the life of the financial asset. This requires reserves over the life of the loan rather than the loss emergence period as required under previous guidance. The CECL guidance requires the implementation of new modeling to quantify this estimate by using principles of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of estimates and assumptions in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance. The Company has elected the CECL phase-in option provided by regulatory capital rule, which delays the impact of CECL on regulatory capital for two years, followed by a three-year transition period. As a result, the effect of CECL on the Company’s and the Bank’s regulatory capital was delayed through the year 2021, after which the effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024. Adoption of, and efforts to implement this guidance has caused and may in the future cause our allowance for credit losses to change, which could have a material adverse effect on our businesses, and financial condition.

Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms when there is a reasonable chance that an appropriate modification would allow the borrower to continue servicing the debt. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of allowance for loan losses associated with a modified loan, which would result in additional provision for loan losses. In addition, we establish a reserve for losses associated with our unfunded credit commitments. The level of the allowance for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our loans held-for-investment portfolio. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to earnings and could have a material adverse effect on our businesses, results of operations, and financial condition.

We may be subject to increased credit risk and higher credit losses to the extent that our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Our credit risk and credit losses can increase if our loans are concentrated in borrowers affected by the same or similar economic conditions in the markets in which we operate or elsewhere, which could result in materially higher credit losses. For example, the Bank has a concentration of real estate loans in California. Potential deterioration in the California commercial or residential real estate markets could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, results of operations and financial condition. If any industry or market sector were to experience economic difficulties, loan collectability from customers operating in those industries or sectors may deteriorate, which could have a material adverse impact on our businesses, results of operations and financial condition.

Risks Related to Our Operations

A failure in or breach of our operational or security systems or infrastructure, or those of third party vendors, could disrupt our businesses, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as damage our reputation.

The potential for operational risk exposure exists throughout our organization and among our interactions with third parties. Our operational and security systems, infrastructure, including our computer systems, network infrastructure, data management and internal processes, as well as those of third party vendors, are integral to our performance. In addition, our ongoing operations rely on our employees and third parties, who may, as a result of human error, malfeasance, or failure or breach of third-party systems or infrastructure, expose us to operational risk. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to the third parties with whom we interact. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process transactions or provide certain services. These factors include, and are not limited to electrical, telecommunications or other major physical infrastructure outages, disease pandemics, natural disasters such as wildfires, earthquakes, tornadoes, hurricanes and floods, and events arising from local or larger scale political or social matters, including terrorist acts. Furthermore, we frequently update these systems to support our operations and growth, requiring significant costs and creating risks associated with implementing new systems and integrating them with existing ones. Operational risk exposures could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation.

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

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with which we interact. Cyber security risks, including ransomware and malware attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, the significant increased use of remote workstations by employees, especially during the COVID-19 pandemic, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states and other threat actors. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer email and data management systems and networks, including those of our third party vendors. Although we employ a combination of preventative and detective controls to safeguard against cyber-attacks and have not experienced any known cyber-attacks resulting in material system failures or breaches to date, we can provide no assurance that all of our security measures will be effective, especially since the industry has seen an increase in ransomware attacks, data breaches, social engineering, and internet scams that have placed the Bank, employees, our customers and third party vendors at heightened risk levels. Failure to mitigate breaches of security, or to comply with frequent imposition of increasingly demanding new and changing industry standards and regulatory requirements, could result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increased security compliance costs, adversely affect our ability to offer and grow the online services, and could have an adverse effect on the Company’s businesses, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect the Company’s businesses. The Company may face risks associated with the utilization of information technology systems to support our operations effectively.

The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services, including financial technology and non-banking entities. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our businesses and, in turn, our results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs successfully. Any such failure could adversely affect our businesses, results of operations, financial condition and reputation.

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

Competition for qualified personnel in the banking industry is intense and there is a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the West Coast market, and the international banking operations, in particular, China and Pan Asia region. The process of recruiting personnel with the combination of skills and attributes required to carry out the Company’s strategies is often lengthy. The Company’s success depends, to a significant degree, upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel, as well as upon the continued contributions of its management and personnel. In particular, the Company’s success has been and continues to be highly dependent upon the abilities of certain key executives. Accordingly, we believe that our future success is dependent upon the development and, when needed, implementation of adequate succession plans. Although both the Board of Directors and management monitor our succession planning for our senior management team, unexpected departures of key personnel or disruptions in future leadership transitions could negatively impact our business and prospects.

We face strong competition in the financial services industry and we could lose business or suffer margin declines as a result.

The Company operates in a highly competitive environment. Our competitors include but are not limited to commercial banks, savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, nonbank financial institutions and other regional, national, and global financial institutions. Some of our major competitors include multinational financial service companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates on loans and deposits, customer services, and range of price and quality of products and services, including new technology-driven products and services. Ongoing or increased competition may put pressure on the pricing for the Company’s products and services or may cause the Company to lose market share, particularly with respect to traditional banking products such as loans and deposits. Failure to attract and retain banking customers may adversely impact the Company’s loan and deposit growth and in turn, its revenues.

The Company has engaged in and may continue to engage in further expansion through acquisitions, which could cause disruption to the Company’s businesses and may dilute existing stockholders’ interests.

There are risks associated with expanding through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, incurring greater than anticipated costs in integrating acquired businesses, failing to retain customers or employees, and the inability to profitably deploy assets acquired in the transaction. Additional country or region-specific risks are associated with transactions outside the U.S., including in China. To the extent the Company issues capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Risks Related to Regulatory, Compliance and Legal Matters

Changes in regulation may require the Company to change its business practices, increase costs, limit the Company’s ability to make investments and generate revenue, or otherwise adversely affect business operations and/or competitiveness.

The Company is subject to extensive regulation under federal and state laws, as well as supervision and examination by the DFPI, FDIC, Federal Reserve, SEC, CFPB, and other government agencies and self-regulatory organizations. We are also subject to enforcement oversight by the U.S. Department of Justice and state attorneys general. Our overseas operations in China are subject to extensive regulation under Chinese laws as well as supervision and examination by Chinese financial regulators. Moreover, regulation of the financial services industry continues to undergo major changes. On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (the “Executive Order”), which encourages the federal banking agencies to review current merger oversight practices and directs the CFPB to commence or continue rulemaking to facilitate the portability of consumer financial transaction data. The Executive Order could result in increased competition in the financial services and technology sectors that may adversely impact our business. In addition, we face certain legal, reputational and financial risks as a result of serving customers in new or evolving industries that are subject to changing, and at times conflicting, laws, such as digital currency or cannabis related businesses. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies could affect the manner in which the Company conducts business. Such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

Given that banks operate in an extensively regulated environment under federal and state law, good standing with our regulators is of fundamental importance to the continuation and growth of our businesses. In the performance of their supervisory and enforcement duties, the U.S. federal and state regulators, and non-U.S. regulators, have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. Further, regulators and bank supervisors continue to exercise qualitative supervision of our industry and specific business operations and related matters. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into the Company’s bank supervisory ratings. A downgrade in these ratings, or other enforcement actions or supervisory criticisms, could limit the Company’s ability to pursue acquisitions or conduct other expansionary activities and require new or additional regulatory approvals before engaging in certain other business activities, as well as result in civil monetary penalties, other sanctions, and damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

Failure to comply with laws, regulations or policies could result in civil or criminal sanctions by U.S. federal and state, and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties and/or reputational damage, which could have a material adverse impact on the Company’s businesses, results of operations and financial condition. We continue to adjust our businesses and operations, capital, policies, procedures and controls to comply with these laws and regulations, final rulemaking, and interpretations from the regulatory authorities. See Item 1. Business — Supervision and Regulation in this Form 10-K for more information about the regulations to which we are subject.

Complying with the Bank Secrecy Act and other anti-money laundering and sanctions statutes and regulations can increase our compliance costs and risks.

The BSA, the PATRIOT Act, and other laws and regulations require us and other financial institutions to institute and maintain an effective AML program and file suspicious activity reports and currency transaction reports when appropriate. We may provide banking services to customers considered to be higher risk customers, which subjects us to greater enforcement risk under the BSA, and required us to ensure our third-party vendors adhere to the BSA and related regulations. The Financial Crimes Enforcement Network may impose significant civil monetary penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the federal and state banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and the Internal Revenue Service (“IRS”).

We are also required to comply with the U.S. economic and trade sanctions administered by the OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the U.S. A violation of any AML or OFAC-related law or regulation could subject us to significant civil and criminal penalties as well as regulatory enforcement actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these violations could have a material adverse effect on our businesses, results of operations, financial condition, reputation and future prospects.

We are subject to significant financial and reputational risk arising from lawsuits and other legal proceedings.

We face significant risk from lawsuits and claims brought by consumers, borrowers and counterparties. These actions include claims for monetary damages, penalties and fines, as well as demands for injunctive relief. If these lawsuits or claims, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for the Company, as well as restrictions or changes to how we conduct our businesses. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our businesses, results of operations, and financial condition. In addition, we may suffer significant reputational harm as a result of lawsuits and claims, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

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

Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation, and the fair value of certain assets and liabilities, among other items. Our assumptions and estimates may be inaccurate or subjective, particularly in times of market stress or under unforeseen circumstances. Inaccurate assumptions or inadequate design of our forecasting models could result in incorrect or misleading information, and in turn could lead to inappropriate business decisions, such as an inadequate reserve for credit losses, and adversely impact our businesses, results of operations and financial condition. The Company’s significant accounting policies and use of estimates are fundamental to understanding its results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgments in applying complex accounting principles to individual transaction and determining the most appropriate treatment. The Company has procedures and processes in place to facilitate making these judgments. For a description of these policies, refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements of this Form 10-K, and Item 7. MD&A – Critical Accounting Estimates in this Form 10-K.

Changes to fiscal policies and tax legislation may adversely affect our business.

From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on the Company’s businesses, results of operations and financial condition. The Company’s positions or its actions taken prior to such changes, may be compromised by such changes. In addition, the Company’s actions taken in response to, or in reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in an adverse financial condition. The Company also provides for current and deferred taxes in our financial statements, based on our results of operations and financial condition. We may take tax return filing positions for which the final determination of tax is uncertain, and our income tax expense could be increased if a federal, state, or local authority were to assess additional taxes that have not been provided for in our Consolidated Financial Statements. There can be no assurance that we will achieve our anticipated effective tax rate. The U.S. government could further introduce new tax legislation or amend current tax laws that would adversely affect the Company. In addition, the President’s proposed budget, negotiations with Congress over the details of the budget, and the terms of the approved budget could create uncertainty about the U.S. economy, ultimately having an adverse effect on our business, results of operations, and financial condition.

The Company’s investments in certain tax-advantaged projects may not generate anticipated returns and may have an adverse impact on the Company’s results of operations.

The Company invests in certain tax-advantaged investments that support qualified affordable housing projects, community development and renewable energy resources. The Company’s investments in these projects are designed to generate a return primarily through the realization of federal and state income tax credits, and other tax benefits, over specified time periods, but such returns are not guaranteed. The Company remains subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The Company’s ability to realize tax credits and other tax benefits depends on many factors outside the Company’s control, including changes in the applicable tax code and the ability of the projects to be completed. Failure to realize anticipated tax credits and other tax benefits may have a negative impact on the Company’s business, results of operations, and financial condition.

General Risk Factors

Anti-takeover provisions could negatively impact the Company’s stockholders.

Provisions of Delaware and California law and of the Company’s certificate of incorporation, as amended, and bylaws, as amended and restated, could make it more difficult for a third party to acquire control of the Company or could have the effect of discouraging a third party from attempting to acquire control of the Company. For example, the Company’s certificate of incorporation, as amended, requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. The Company is also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire the Company without the approval of the Board of Directors. Additionally, the Company’s certificate of incorporation, as amended, authorizes the Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal.

Further, prior approval of the Federal Reserve and the DFPI is required for any person to acquire control of the Company, and control for these purposes may be presumed to exist when a person owns 10% or more of our outstanding common stock. Federal Reserve approval is also required for a bank holding company to acquire more than 5% of our outstanding common stock. These and other provisions could make it more difficult for a third party to acquire the Company, even if an acquisition might be in the best interest of the stockholders.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to the Company’s reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of the Company’s customers. The Company has policies and procedures, including the Company’s Code of Conduct, in place to govern the personal conduct, action and work relationship of our employees with customers, fellow employees, competitors, governmental officials, and suppliers under both official and unofficial situations, in which employees may reasonably be perceived by others as acting as representatives of the Company. In addition, employees who fail to comply with the Code of Conduct may be subject to disciplinary action, termination of employment, and/or prosecution. However, these policies and procedures may not be fully effective. Negative publicity regarding the Company’s businesses, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny.

The price of the Company’s common stock may be volatile or may decline.

The price of the Company’s common stock may fluctuate in response to various factors, some of which are outside the Company’s control. These factors include the risk factors discussed herein, as well as:
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
•general market conditions and, in particular, market conditions in the financial services industry;
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

Impairment of goodwill could result in a charge against earnings and thus a reduction in stockholders’ equity.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building that it owns. The Company operates in over 120 locations in the U.S. and China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Nevada and Illinois. In China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and offices in Beijing, Chongqing, Guangzhou, and Xiamen.

As of December 31, 2021, the Bank owns approximately 159,000 square feet of property at 19 U.S. locations and leases approximately 785,000 square feet in the remaining U.S. locations. Expiration dates for these leases range from 2022 to 2036, exclusive of renewal options. The Bank leases all of its branches and offices in China, totaling approximately 58,000 square feet. Expiration dates for these leases range from 2022 to 2026. All properties occupied by the Bank are used across all business segments and for corporate purposes.

On an ongoing basis, the Company evaluates its current and projected space needs and, from time to time, it may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative properties on similar terms without adversely affecting its operations.

ITEM 3. LEGAL PROCEEDINGS

See Note 12 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in this Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC.” As of January 31, 2022, the Company had 725 stockholders of record holding 141,908,514 shares of the Company’s common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

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

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette and Woods Nasdaq Regional Banking Index (“KRX”) over the five-year period through December 31, 2021. The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX is used to compare EWBC with other banks of a relatively similar size. This index seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts, and is composed of 50 companies. The graph and table below assume that on December 31, 2016, $100 was invested in EWBC’s common stock, the S&P 500 Index and the KRX, and that all dividends were reinvested. Historical stock price performance shown on the graph is not necessarily indicative of future price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act or the Exchange Act.

	December 31,
Index	2016	2017	2018	2019	2020	2021
East West Bancorp, Inc.	$100.00	$121.40	$88.10	$100.70	$108.00	$170.70
KRX	$100.00	$101.80	$83.90	$103.90	$94.90	$129.70
S&P 500 Index	$100.00	$121.80	$116.50	$153.20	$181.30	$233.40

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the first quarter of 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. The share repurchase authorization has no expiration date. 4,471,682 shares were repurchased at an average price of $32.64 per share and a total cost of $146.0 million during the first quarter of 2020. The Company did not repurchase any shares under the authorization during the remainder of 2020 and during 2021. The Company’s total remaining available share repurchase authorization as of both December 31, 2021 and 2020 was $354.0 million.

ITEM 6. [RESERVED]

EAST WEST BANCORP, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of the Company, and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-K.

The Bank is an independent commercial bank headquartered in California that has a focus on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following business segments: Consumer and Business Banking and Commercial Banking, with the remaining operations recorded in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. The primary source of revenue is net interest income, which is principally derived from the difference between interest earned on loans and debt securities and interest paid on deposits and other funding sources. As of December 31, 2021, the Company had $60.87 billion in assets and approximately 3,100 full-time equivalent employees.

Coronavirus Disease 2019 Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic has created a historic public health crisis and caused unprecedented disruptions to global economies. Although the COVID-19 pandemic continues to present public health challenges, including the emergence of new variants, great progress has been made and continues to be made in containing the virus through vaccination efforts. While these responses have largely mitigated the impact from the COVID-19 pandemic and propelled the U.S. economy to recovery, a resurgence of the pandemic, the adoption and long-term effectiveness of the vaccines, and other factors including the continuing impact on global supply chains may slow down such progress. As a result, we are unable to quantify all the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition, results of operations, regulatory capital, and liquidity ratios. Throughout the COVID-19 pandemic, the Company has been focused on serving our customers and communities and maintaining the well-being of our employees. The Company has been, and may continue to be, impacted by the pandemic.

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 to provide additional relief for individuals and businesses affected by the COVID-19 pandemic, including additional funding for the PPP. The PPP Extension Act of 2021, enacted on March 30, 2021, extended the PPP through May 31, 2021. The Company was a participating lender in the PPP in 2020 and 2021. As of December 31, 2021, the Company had approximately 1,800 PPP loans outstanding with balances totaling $534.2 million, which were recorded in the commercial and industrial (“C&I”) loan portfolio. During 2021, the Company submitted and received SBA approval for the forgiveness of approximately 9,500 PPP loans, totaling $1.93 billion.

The Company also participated in the Board of Governors of the Federal Reserve’s MSLP and funded $233.6 million in MSLP loans as of December 31, 2020. The Company did not fund any MSLP loans in 2021. As part of the MSLP, the related Main Street special purpose vehicle purchased 95% participations in the loans originated. The portion retained by the Company totaled $10.2 million and $9.5 million as of December 31, 2021 and 2020, respectively. The MSLP was terminated on January 8, 2021.

In response to the COVID-19 pandemic, the Company implemented protocols and processes to execute its business resumption plans to protect its employees and support its customers. As state and local governments have relaxed restrictions on temporary business closures, we have started phasing in the return of our corporate associates to the office. As we resume normal operations, our highest priority continues to be the health and safety of our associates and our customers. We have prepared our facilities with employee safety protocols, including badge or key fob access for fully vaccinated associates, personal protection equipment, visual safety reminders related to social distancing and mask requirements, and sanitizing products. The Company continues to monitor the external environment and make changes to its safety protocols as appropriate.

Further discussion of the potential impacts on our business due to the COVID-19 pandemic is provided under Part I, Item 1A. — Risk Factors in this Form 10-K.

Our MD&A reviews the financial condition and results of operations of the Company for 2021 and 2020. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading the discussion in the MD&A, readers should also refer to the Consolidated Financial Statements and related notes in this Form 10-K. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2020 and a comparison between 2020 and 2019 results, see Item 7. MD&A of our 2020 Form 10-K filed with the SEC on February 26, 2021.

Financial Review

($ and shares in thousands, except per share, and ratio data)	2021	2020
Summary of operations:
Net interest income before (reversal of) provision for credit losses (1)	$1,531,571	$1,377,193
Noninterest income	285,895	235,547
Total revenue	1,817,466	1,612,740
(Reversal of) provision for credit losses	(35,000)	210,653
Noninterest expense (2)	796,089	716,322
Income before income taxes	1,056,377	685,765
Income tax expense	183,396	117,968
Net income (1)(2)	$872,981	$567,797
Per common share:
Basic earnings	$6.16	$3.99
Diluted earnings	$6.10	$3.97
Dividends declared	$1.32	$1.10
Book value	$41.13	$37.22
Non-GAAP tangible common equity per share (3)	$37.79	$33.85
Weighted-average number of shares outstanding:
Basic	141,826	142,336
Diluted	143,140	142,991
Common shares outstanding at period-end	141,908	141,565
Performance metrics:
Return on average assets (“ROA”)	1.47%	1.16%
Return on average equity (“ROE”)	15.70%	11.17%
Return on average non-GAAP tangible equity (3)	17.24%	12.42%
Common dividend payout ratio	21.73%	27.97%
Net interest margin	2.72%	2.98%
Efficiency ratio (4)	43.80%	44.42%
Non-GAAP efficiency ratio (3)	36.91%	39.30%
At year end:
Total assets	$60,870,701	$52,156,913
Total loans (5)	$41,694,416	$38,392,743
Total deposits	$53,350,532	$44,862,752

(1)Includes $55.2 million and $43.3 million of interest income related to PPP loans in 2021 and 2020, respectively.
(2)2020 includes $10.7 million of recovery related to DC Solar and affiliates (“DC Solar”) tax credit investments, of which $1.1 million was recorded as an impairment recovery. 2020 also includes $8.7 million in extinguishment costs related to assets sold under repurchase agreements (“repurchase agreements”).
(3)For a discussion of non-GAAP tangible common equity per share, return on average non-GAAP tangible equity, and non-GAAP efficiency ratio, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(4)The efficiency ratio is noninterest expense divided by total revenue.
(5)Includes $534.2 million and $1.57 billion of PPP loans as of December 31, 2021 and 2020, respectively.

The Company’s 2021 net income was $873.0 million, an increase of $305.2 million, or 54%, from 2020 net income of $567.8 million. The increase was driven by higher net interest income and noninterest income, and the reversal of provision for credit losses, partially offset by higher noninterest expense and income tax expense.

Noteworthy items about the Company’s performance for 2021 included:
•Profitability in 2021 expanded substantially, reflecting robust net interest income and fee income growth, efficient expense management, and materially improved asset quality. 2021 ROA was 1.47%, an increase of 31 bps, from 1.16% for 2020. 2021 ROE was 15.70%, an increase of 453 bps, from 11.17% for 2020. 2021 non-GAAP return on average tangible equity was 17.24%, compared with 12.42% for 2020. For additional details, see the reconciliation of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
•The Company’s 2021 net interest income of $1.53 billion grew by $154.4 million, or 11.2%, from 2020 net interest income of $1.38 billion.
•The efficiency ratio was 43.80% and 44.42% for 2021 and 2020, respectively. The non-GAAP efficiency ratio was 36.91% in 2021, an improvement of 239 bps from 39.30% in 2020. The non-GAAP efficiency ratio is adjusted for the amortization of tax credit and other investments, the amortization of core deposit intangibles, and repurchase agreements’ extinguishment cost. For additional details, see the reconciliations of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
•The Company recorded a reversal of provision for credit losses of $35.0 million in 2021, primarily due to an improved macroeconomic outlook, compared with a provision for credit losses of $210.7 million in 2020.
•Total assets reached $60.87 billion, growing by $8.71 billion or 17% year-over-year, primarily reflecting growth in loans and AFS debt securities.
•Total loans reached a record $41.69 billion as of December 31, 2021, growing by $3.30 billion or 9% year-over-year. Loan growth was well-diversified across the Company’s major loan portfolios, including residential mortgage, CRE and C&I.
•Total deposits reached $53.35 billion as of December 31, 2021, growing by $8.49 billion or 19% year-over-year. The growth was primarily driven by noninterest-bearing demand deposits and money market accounts, partially offset by a decrease in time deposits.
•Asset quality metrics improved substantially. Criticized loans totaled $833.1 million as of December 31, 2021, decreasing by $384.4 million or 32% from $1.22 billion as of December 31, 2020. The criticized loans ratio was 2.00% of loans held-for-investment as of December 31, 2021, an improvement of 117 bps from 3.17% as of December 31, 2020. Nonperforming assets were $103.5 million, or 0.17% of total assets, as of December 31, 2021, a decrease of $131.4 million or 56%, from $234.9 million, or 0.45% of total assets, as of December 31, 2020.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the interest income earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and the composition of interest-earning assets and funding sources, market interest rate fluctuations and the slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, the volume of noninterest-bearing sources of funds and asset quality.

2021 net interest income before provision for credit losses was $1.53 billion, an increase of $154.4 million or 11%, compared with $1.38 billion in 2020. The year-over year growth in net interest income was primarily driven by a decrease in interest expense, reflecting a lower cost of funds, and an increase in interest income from AFS debt securities due to average balance growth, partially offset by a decrease in interest income from loans, reflecting lower loan yields. Net interest margin for 2021 was 2.72%, a decrease of 26 basis points (“bps”) from 2.98% in 2020. The year-over year net interest margin compression primarily reflected lower yields on earning assets, a change in the interest-earning assets mix in favor of more lower-yielding assets, partially offset by lower cost of funds.

Average interest-earning assets were $56.26 billion in 2021, an increase of $10.02 billion or 22% from $46.24 billion in 2020. The increase in average interest-earning assets was due to growth in the average balances of AFS debt securities, loans, interest-bearing cash and deposits with banks, and resale agreements. The growth in AFS debt securities, loans, and resale agreements reflected the Company’s deployment of excess cash.

The yield on average interest-earning assets for 2021 was 2.88%, a decrease of 57 bps from 3.45% in 2020. The year-over-year yield compression reflected lower yields on interest-earning assets in response to the low interest rate environment.

The average loan yield for 2021 was 3.59%, a decrease of 39 bps from 3.98% in 2020. Excluding the impact of PPP loans, the adjusted average loan yield was 3.57%, a decrease of 43 bps from 4.00% in 2020. For additional details, see the reconciliations of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K. Approximately 66% and 65% of loans held-for-investment were variable-rate or hybrid loans in their adjustable rate period as of December 31, 2021 and 2020, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. The average cost of deposits was 0.13% in 2021, a 32 bps decrease from 0.45% in 2020. The year-over-year decrease reflected a lower interest rate environment in 2021, the year-over-year run-off of higher-cost time deposits, and a higher proportion of noninterest-bearing demand deposits in the deposit mix. Noninterest-bearing demand deposits comprised 41% of average total deposits in 2021, compared with 34% in 2020. Time deposits comprised 16% of average total deposits in 2021, compared with 23% in 2020. The average cost of interest-bearing deposits decreased 46 bps to 0.23% in 2021, from 0.69% in 2020.

The average cost of funds in 2021 was 0.17%, a decrease of 34 bps from 0.51% in 2020. The decrease in the average cost of funds reflected the lower cost of deposits, as well as decreases in the cost of other funding sources due to changes in the interest rate environment. Other sources of funding primarily consist of FHLB advances, repurchase agreements, long-term debt and short-term borrowings.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021			2020				2019
	Average Balance	Interest	Average Yield/ Rate	Average Balance		Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$6,071,896	$15,531	0.26%	$4,236,430		$25,175	0.59%	$3,050,954	$66,518	2.18%
Assets purchased under resale agreements (“resale agreements”) (1)	2,107,157	32,239	1.53%	1,101,434		21,389	1.94%	969,384	28,061	2.89%
AFS debt securities (2)(3)	8,281,234	143,983	1.74%	4,023,668		82,553	2.05%	2,850,476	67,838	2.38%
Loans (4)(5)	39,716,697	1,424,900	3.59%	36,799,017		1,464,382	3.98%	33,373,136	1,717,415	5.15%
Restricted equity securities	79,404	2,081	2.62%	79,160		1,543	1.95%	76,854	2,468	3.21%
Total interest-earning assets	$56,256,388	$1,618,734	2.88%	$46,239,709		$1,595,042	3.45%	$40,320,804	$1,882,300	4.67%
Noninterest-earning assets:
Cash and due from banks	615,255			528,406				471,060
Allowance for loan losses	(592,211)			(577,560)				(330,125)
Other assets	2,971,659			2,747,238				2,023,146
Total assets	$59,251,091			$48,937,793				$42,484,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,543,817	$13,023	0.20%	$5,357,934		$24,213	0.45%	$5,244,867	$58,168	1.11%
Money market deposits	12,428,025	15,041	0.12%	9,881,284		42,720	0.43%	8,220,236	111,081	1.35%
Saving deposits	2,746,933	7,496	0.27%	2,234,913		6,398	0.29%	2,118,060	9,626	0.45%
Time deposits	8,493,511	33,599	0.40%	9,465,608		111,411	1.18%	9,961,289	196,927	1.98%
Short-term borrowings	1,584	42	2.65%	108,398		1,504	1.39%	44,881	1,763	3.93%
FHLB advances	404,789	6,881	1.70%	664,370		13,792	2.08%	592,257	16,697	2.82%
Repurchase agreements (1)	306,845	7,999	2.61%	350,849		11,766	3.35%	74,926	13,582	18.13%
Long-term debt and finance lease liabilities	151,955	3,082	2.03%	734,921	(6)	6,045	0.82%	152,445	6,643	4.36%
Total interest-bearing liabilities	$31,077,459	$87,163	0.28%	$28,798,277		$217,849	0.76%	$26,408,961	$414,487	1.57%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	21,271,410			13,823,152				10,502,618
Accrued expenses and other liabilities	1,343,010			1,234,178				812,461
Stockholders’ equity	5,559,212			5,082,186				4,760,845
Total liabilities and stockholders’ equity	$59,251,091			$48,937,793				$42,484,885
Interest rate spread			2.60%				2.69%			3.10%
Net interest income and net interest margin		$1,531,571	2.72%			$1,377,193	2.98%		$1,467,813	3.64%

(1)Average balances of resale and repurchase agreements for the years ended December 31, 2020 and 2019 have been reported net, pursuant to ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yields of gross resale agreements were 1.94% and 2.66% for 2020 and 2019, respectively. The weighted-average interest rates of gross repurchase agreements were 3.25% and 4.74% for 2020 and 2019, respectively.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on debt securities of $92.8 million, $33.9 million and $10.9 million for 2021, 2020 and 2019, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $61.7 million, $52.4 million and $36.8 million for 2021, 2020 and 2019, respectively.
(6)Primarily includes average balances of PPPLF, which was repaid in full during the fourth quarter of 2020.

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

($ in thousands)	Year Ended December 31,
	2021 vs. 2020			2020 vs. 2019
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(9,644)	$8,223	$(17,867)	$(41,343)	$19,300	$(60,643)
Resale agreements	10,850	16,168	(5,318)	(6,672)	3,454	(10,126)
AFS debt securities	61,430	75,704	(14,274)	14,715	25,037	(10,322)
Loans	(39,482)	111,007	(150,489)	(253,033)	163,842	(416,875)
Restricted equity securities	538	5	533	(925)	72	(997)
Total interest and dividend income	$23,692	$211,107	$(187,415)	$(287,258)	$211,705	$(498,963)
Interest-bearing liabilities:
Checking deposits	$(11,190)	$4,509	$(15,699)	$(33,955)	$1,228	$(35,183)
Money market deposits	(27,679)	8,921	(36,600)	(68,361)	18,949	(87,310)
Saving deposits	1,098	1,409	(311)	(3,228)	506	(3,734)
Time deposits	(77,812)	(10,424)	(67,388)	(85,516)	(9,365)	(76,151)
Short-term borrowings	(1,462)	(2,184)	722	(259)	1,387	(1,646)
FHLB advances	(6,911)	(4,722)	(2,189)	(2,905)	1,864	(4,769)
Repurchase agreements	(3,767)	(1,357)	(2,410)	(1,816)	16,640	(18,456)
Long-term debt and finance lease liabilities	(2,963)	(7,263)	4,300	(598)	8,397	(8,995)
Total interest expense	$(130,686)	$(11,111)	$(119,575)	$(196,638)	$39,606	$(236,244)
Change in net interest income	$154,378	$222,218	$(67,840)	$(90,620)	$172,099	$(262,719)

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
	2021	2020	Change from 2020%	2019
Lending fees	$77,704	$74,842	4%	$63,670
Deposit account fees	71,261	48,148	48%	38,648
Interest rate contracts and other derivative income	22,913	31,685	(28)%	39,865
Foreign exchange income	48,977	22,370	119%	26,398
Wealth management fees	25,751	17,494	47%	16,547
Net gains on sales of loans	8,909	4,501	98%	4,035
Gains on sales of AFS debt securities	1,568	12,299	(87)%	3,930
Other investment income	16,852	10,641	58%	18,117
Other income	11,960	13,567	(12)%	11,035
Total noninterest income	$285,895	$235,547	21%	$222,245

Noninterest income comprised 16% and 15% of total revenue in 2021 and 2020, respectively. 2021 noninterest income was $285.9 million, an increase of $50.4 million or 21%, compared with $235.5 million in 2020. This increase was primarily due to increases in foreign exchange income, deposit account fees, wealth management fees, and other investment income, partially offset by decreases in gains on sales of AFS debt securities, and interest rate contracts and other derivative income.

Deposit account fees were $71.3 million in 2021, an increase of $23.2 million or 48%, compared with $48.1 million in 2020. This increase primarily reflected higher treasury management and deposit-related fees resulting from commercial deposit growth.

Interest rate contracts and other derivative income was $22.9 million in 2021, a decrease of $8.8 million or 28%, compared with $31.7 million in 2020. This decrease was primarily due to a lower volume of customer-driven transactions, partially offset by favorable credit valuation adjustments.

Foreign exchange income was $49.0 million in 2021, an increase of $26.6 million or 119%, compared with $22.4 million in 2020. This increase primarily reflected new customer acquisitions and growth in customer-driven transactions.

Wealth management fees were $25.8 million in 2021, an increase of $8.3 million or 47%, compared with $17.5 million in 2020. This increase primarily reflected growth in customer transactions.

Gains on sales of AFS debt securities were $1.6 million in 2021, a decrease of $10.7 million or 87%, compared with $12.3 million in 2020. This decrease reflected a lower volume of AFS debt securities sold.

Other investment income was $16.9 million in 2021, an increase of $6.3 million or 58%, compared with $10.6 million in 2020. This increase primarily reflected higher earnings from equity method investments, partially offset by lower distributions from affordable housing partnership investments.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

($ in thousands)	Year Ended December 31,
	2021	2020	Change from 2020%	2019
Compensation and employee benefits	$433,728	$404,071	7%	$401,700
Occupancy and equipment expense	62,996	66,489	(5)%	69,730
Deposit insurance premiums and regulatory assessments	17,563	15,128	16%	12,928
Deposit account expense	16,152	13,530	19%	14,175
Data processing	16,263	16,603	(2)%	13,533
Computer software expense	30,600	29,033	5%	26,471
Consulting expense	6,517	5,391	21%	9,846
Legal expense	8,015	7,766	3%	8,441
Other operating expense	81,798	79,489	3%	92,249
Amortization of tax credit and other investments	122,457	70,082	75%	98,383
Repurchase agreements’ extinguishment cost	—	8,740	(100)%	—
Total noninterest expense	$796,089	$716,322	11%	$747,456

2021 noninterest expense was $796.1 million, an increase of $79.8 million or 11%, compared with $716.3 million in 2020. This increase primarily reflected higher amortization of tax credit and other investments, and compensation and employee benefits.

Compensation and employee benefits were $433.7 million in 2021, an increase of $29.6 million or 7%, compared with $404.1 million in 2020. This increase primarily reflected higher bonuses.

Amortization of tax credit and other investments was $122.5 million in 2021, an increase of $52.4 million or 75%, compared with $70.1 million in 2020. This increase was primarily due to a higher number of new tax credit investments in 2021 and the timing of tax credit recognition in each period, based on when tax credit projects were put into service.

During the second quarter of 2020, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million. No such expense was incurred in 2021.

Income Taxes

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Income before income taxes	$1,056,377	$685,765	$843,917
Income tax expense	$183,396	$117,968	$169,882
Effective tax rate	17.4%	17.2%	20.1%

Income tax expense was $183.4 million for the year ended December 31, 2021, an increase of $65.4 million, compared with income tax expense of $118.0 million for the year ended December 31, 2020. The year-over-year increase in income tax expense was predominantly driven by higher level of income before income taxes. 2021 effective tax rate was 17.4%, compared with 2020 effective tax rate of 17.2%.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For an additional description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

The following table presents the results by operating segment for the periods indicated:

($ in thousands)	Year Ended December 31,
	Consumer and Business Banking			Commercial Banking			Other
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Total revenue (1)	$791,226	$594,944	$753,789	$929,970	$848,623	$786,718	$96,270	$169,173	$149,551
(Reversal of) provision for credit losses	(4,998)	3,885	14,178	(30,002)	206,768	84,507	—	—	—
Noninterest expense	364,635	331,750	343,001	271,408	266,923	263,064	160,046	117,649	141,391
Segment income (loss) before income taxes (1)	431,589	259,309	396,610	688,564	374,932	439,147	(63,776)	51,524	8,160
Segment net income (1)	$308,630	$185,782	$283,674	$492,271	$268,476	$314,321	$72,080	$113,539	$76,040

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values that were previously allocated to the “Commercial Banking” segment, have been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Prior years’ balances have been reclassified to conform to the 2021 presentation.

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platform. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises. Other products and services provided by this segment include wealth management, treasury management, interest rate risk hedging, and foreign exchange services.

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2020
	2021	2020	$	%	2019
Net interest income before (reversal of) provision for credit losses	$697,101	$530,829	$166,272	31%	$696,551
Noninterest income (1)	94,125	64,115	30,010	47%	57,238
Total revenue (1)	791,226	594,944	196,282	33%	753,789
(Reversal of) provision for credit losses	(4,998)	3,885	(8,883)	(229)%	14,178
Noninterest expense	364,635	331,750	32,885	10%	343,001
Segment income before income taxes (1)	431,589	259,309	172,280	66%	396,610
Income tax expense	122,959	73,527	49,432	67%	112,936
Segment net income (1)	$308,630	$185,782	$122,848	66%	$283,674
Average loans	$13,922,693	$12,056,987	$1,865,706	15%	$10,647,814
Average deposits	$31,679,856	$27,201,737	$4,478,119	16%	$25,124,827

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values that were previously allocated to the “Commercial Banking” segment, have been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Prior years’ balances have been reclassified to conform to the 2021 presentation.

Consumer and Business Banking segment net income increased $122.8 million or 66% year-over-year to $308.6 million in 2021, due to revenue growth and a lower provision for credit losses, partially offset by higher income tax expense and noninterest expense. Net interest income before (reversal of) provision for credit losses increased $166.3 million, or 31%, to $697.1 million, driven by higher interest income, primarily due to growth in residential mortgage loans, and lower interest expense, primarily due to lower interest rates and growth in noninterest-bearing demand deposits. Noninterest income increased $30.0 million, or 47%, to $94.1 million, primarily driven by higher deposit account fees, foreign exchange income and wealth management fees, reflecting growth in customer-driven transactions. Noninterest expense increased $32.9 million, or 10%, to $364.6 million, primarily due to higher allocated corporate overhead expense, and compensation and employee benefits.

Commercial Banking

The Commercial Banking segment primarily offers commercial loan and deposit products. Commercial loan products include commercial real estate lending, construction finance, working capital lines of credit, trade finance, letters of credit, commercial business lending, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2020
	2021	2020	$	%	2019
Net interest income before (reversal of) provision for credit losses	$766,202	$706,286	$59,916	8%	$651,413
Noninterest income (1)	163,768	142,337	21,431	15%	135,305
Total revenue (1)	929,970	848,623	81,347	10%	786,718
(Reversal of) provision for credit losses	(30,002)	206,768	(236,770)	(115)%	84,507
Noninterest expense	271,408	266,923	4,485	2%	263,064
Segment income before income taxes (1)	688,564	374,932	313,632	84%	439,147
Income tax expense	196,293	106,456	89,837	84%	124,826
Segment net income (1)	$492,271	$268,476	$223,795	83%	$314,321
Average loans	$25,794,004	$24,742,030	$1,051,974	4%	$22,725,322
Average deposits	$17,122,743	$10,811,020	$6,311,723	58%	$8,591,285

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values that were previously allocated to the “Commercial Banking” segment, have been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Prior years’ balances have been reclassified to conform to the 2021 presentation.

Commercial Banking segment net income increased $223.8 million or 83% year-over-year to $492.3 million in 2021, reflecting a lower provision for credit losses and higher revenue, partially offset by increased income tax expense and noninterest expense. Net interest income before (reversal of) provision for credit losses increased $59.9 million, or 8%, to $766.2 million, driven by lower interest expense, primarily due to lower interest rates and growth in noninterest-bearing demand deposits. Noninterest income increased $21.4 million, or 15%, to $163.8 million, primarily driven by higher foreign exchange income, deposit account fees and net gains on sales of loans, partially offset by lower interest rate contracts and other derivative income.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2020
	2021	2020	$	%	2019
Net interest income before provision for credit losses	$68,268	$140,078	$(71,810)	(51)%	$119,849
Noninterest income	28,002	29,095	(1,093)	(4)%	29,702
Total revenue	96,270	169,173	(72,903)	(43)%	149,551
Noninterest expense	160,046	117,649	42,397	36%	141,391
Segment (loss) income before income taxes	(63,776)	51,524	(115,300)	(224)%	8,160
Income tax benefit	(135,856)	(62,015)	(73,841)	119%	(67,880)
Segment net income	$72,080	$113,539	$(41,459)	(37)%	$76,040
Average deposits	$2,681,097	$2,750,134	$(69,037)	(3)%	$2,330,958

Other segment net income decreased $41.4 million or 37% year-over-year to $72.1 million in 2021, primarily driven by lower revenue and higher noninterest expense, partially offset by an increased income tax benefit. Net interest income before provision for credit losses decreased $71.8 million, or 51%, to $68.3 million. The decrease was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by an increase in interest income from investments due to a higher volume of AFS debt securities, and lower interest expense from borrowings. Noninterest expense increased $42.4 million, or 36%, to $160.0 million, primarily due to higher amortization of tax credits and other investments.

Balance Sheet Analysis

Debt Securities

The Company maintains a portfolio of high quality and liquid debt securities with a moderate duration profile. It closely manages the overall portfolio interest rate and liquidity risks. The Company’s debt securities provide:
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

The following table presents the distribution of the Company’s AFS debt securities portfolio by fair value and percentage of fair value as of December 31, 2021 and 2020, and by credit rating as of December 31, 2021:

($ in thousands)	December 31,				Ratings (1)
	2021		2020		As of December 31, 2021
	Fair Value	% of Total	Fair Value	% of Total	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$1,032,681	10%	$50,761	1%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,301,971	13%	814,319	15%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	4,157,263	42%	2,814,664	51%	100%	—%	—%	—%
Municipal securities	523,158	5%	396,073	7%	95%	3%	—%	2%
Non-agency mortgage-backed securities	1,378,374	14%	529,617	10%	87%	—%	—%	13%
Corporate debt securities	649,665	6%	405,968	7%	—%	22%	78%	—%
Foreign government bonds	257,733	3%	182,531	3%	45%	55%	—%	—%
Asset-backed securities	74,558	1%	63,231	1%	100%	—%	—%	—%
CLOs	589,950	6%	287,494	5%	96%	4%	—%	—%
Total AFS debt securities	$9,965,353	100%	$5,544,658	100%	90%	3%	5%	2%

(1)Primarily based upon the credit ratings issued by S&P, Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”), applying the lowest rating, if split rated. Rating percentages are allocated based on fair value.

The fair value of AFS debt securities totaled $9.97 billion as of December 31, 2021, an increase of $4.42 billion or 80% from $5.54 billion as of December 31, 2020. The largest net change came from U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, which increased $1.34 billion, followed by U.S. Treasury securities, which increased $981.9 million, and non-agency mortgage-backed securities, which increased $848.8 million. These changes were mainly driven by purchases during 2021 to deploy cash from deposit growth and to enhance the return of the overall AFS debt securities portfolio.

The Company’s AFS debt securities portfolio had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.0 as of December 31, 2021. This increased from 4.2 as of December 31, 2020, primarily due to an increase in the target duration of securities purchased to achieve enhancement in portfolio yield, and portfolio duration extension because of the steepening of the yield curve. As of December 31, 2021, 90% of the carrying value of the Company’s debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies, compared with 88% as of December 31, 2020. Credit ratings of BBB- or higher by S&P and Fitch, or Baa3 or higher by Moody’s, are considered investment grade.

The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $121.8 million as of December 31, 2021, compared with pre-tax net unrealized gains on AFS debt securities of $74.1 million as of December 31, 2020. This change was primarily due to interest rate movement. As of December 31, 2021, the Company had no intention to sell securities with unrealized losses and believed it is more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

Of the securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2021 and 2020. The Company believes that the gross unrealized losses were due to non-credit related factors and were primarily attributable to interest rate movement and widened spreads for certain securities. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received, even if near term credit performance is negatively impacted.

The Company assesses individual securities for credit losses for each reporting period. If a credit loss is identified, the Company records an impairment through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for both 2021 and 2020. For additional information of the Company’s accounting policies, valuation and composition, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

The following table presents the amortized cost and weighted-average yields by contractual maturity distribution, excluding periodic principal payments, of the Company’s AFS debt securities as of December 31, 2021. Actual maturities of certain securities can differ from contractual maturities as the borrowers have the right to prepay obligations with or without prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yields on the carrying values of these securities.

($ in thousands)	Within one year		After one year through five years		After five years through ten years		After ten years		Total
	Amortized Cost	Yield(1)	Amortized Cost	Yield(1)	Amortized Cost	Yield (1)	Amortized Cost	Yield (1)	Amortized Cost	Yield (1)
AFS debt securities:
U.S. Treasury securities	$—	—%	$334,716	1.03%	$714,522	0.98%	$—	—%	$1,049,238	0.99%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,190,108	1.72%	60,604	2.20%	32,370	1.70%	50,902	2.40%	1,333,984	1.77%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:	6,296	2.33%	18,267	2.77%	293,792	2.18%	3,892,477	1.67%	4,210,832	1.71%
Municipal securities (2)	9,376	2.30%	34,402	2.54%	236,449	2.21%	239,154	2.04%	519,381	2.16%
Non-agency mortgage-backed securities	11,929	2.91%	177,392	3.12%	49,584	1.17%	1,149,952	1.96%	1,388,857	2.09%
Corporate debt securities	180,013	1.80%	441,003	3.24%	36,500	2.61%	—	—%	657,516	2.81%
Foreign government bonds	84,994	1.30%	125,453	2.41%	50,000	0.42%	—	—%	260,447	1.67%
Asset-backed securities:	—	—%	—	—%	—	—%	74,674	0.85%	74,674	0.85%
CLOs	—	—%	—	—%	—	—%	592,250	1.27%	592,250	1.27%
Total AFS debt securities	$1,482,716	1.72%	$1,191,837	2.43%	$1,413,217	1.48%	$5,999,409	1.70%	$10,087,179	1.76%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans; and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total net loans were $41.15 billion as of December 31, 2021, an increase of $3.38 billion or 9% from $37.77 billion as of December 31, 2020. This was primarily driven by well-diversified growth throughout our major loan categories including $1.45 billion or 15% in residential mortgage loans, $1.37 billion or 9% in total CRE loans, and $518.9 million or 4% in C&I loans. Excluding PPP loans, total net loans grew $4.41 billion or 12%, and C&I loans grew $1.55 billion or 13% year-over-year. The composition of the loan portfolio as of December 31, 2021 was similar to the composition as of December 31, 2020.

The following table presents the composition of the Company’s total loan portfolio by loan type as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021		2020
	Amount	%	Amount	%
Commercial:
C&I (1)	$14,150,608	34%	$13,631,726	36%
CRE:
CRE	12,155,047	29%	11,174,611	29%
Multifamily residential	3,675,605	9%	3,033,998	8%
Construction and land	346,486	1%	599,692	2%
Total CRE	16,177,138	39%	14,808,301	39%
Total commercial	30,327,746	73%	28,440,027	75%
Consumer:
Residential mortgage:
Single-family residential	9,093,702	22%	8,185,953	21%
HELOCs	2,144,821	5%	1,601,716	4%
Total residential mortgage	11,238,523	27%	9,787,669	25%
Other consumer	127,512	0%	163,259	0%
Total consumer	11,366,035	27%	9,950,928	25%
Total loans held-for-investment (2)	41,693,781	100%	38,390,955	100%
Allowance for loan losses	(541,579)		(619,983)
Loans held-for-sale (3)	635		1,788
Total loans, net	$41,152,837		$37,772,760

(1)Includes $534.2 million and $1.57 billion of PPP loans as of December 31, 2021 and 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(50.7) million and $(58.8) million as of December 31, 2021, and 2020, respectively. Net origination fees related to PPP loans were $(5.7) million and $(12.7) million as of December 31, 2021 and 2020, respectively.
(3)Consists of single-family residential loans as of both December 31, 2021 and 2020.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering SBA PPP loans in 2020 and 2021 to help struggling businesses in our communities pay their employees and sustain their businesses. The SBA stopped accepting new loan applications on May 31, 2021. For more information on PPP loans, refer to Item 7. MD&A — Overview — Coronavirus Disease 2019 Global Pandemic and Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements in this Form 10-K. The Company was also a participating lender in the MSLP, which was established by the Federal Reserve to support lending to small- and medium-sized businesses and nonprofit organizations.

In addition, the Company has provided payment relief through various loan modification programs. For a summary of the loans that the Company has modified in response to the COVID-19 pandemic, refer to Item 7. MD&A — Risk Management — Credit Risk Management — Loan Modifications Due to the COVID-19 Pandemic in this Form 10-K.

Commercial

The commercial loan portfolio made up 73% and 75% of total loans as of December 31, 2021 and 2020, respectively. The Company actively monitors this commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $20.29 billion as of December 31, 2021, an increase of $1.60 billion or 9% from $18.69 billion as of December 31, 2020. Total C&I loans were $14.15 billion as of December 31, 2021, an increase of $518.9 million or 4% from $13.63 billion as of December 31, 2020. Total C&I loans made up 34% and 36% of total loans held-for-investment as of December 31, 2021 and 2020, respectively. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, comprised of working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors, totaling $939.4 million and $892.1 million as of December 31, 2021 and 2020, respectively. The majority of the C&I loans had variable interest rates as of both December 31, 2021, and 2020.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within the Company’s C&I loan portfolio as of December 31, 2021, and 2020:

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2021

All other C&I: 41%
PPP: 4%
General Manufacturing & Wholesale: 11%
Private Equity: 11%
Oil and Gas: 4%
Entertainment: 9%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 6%
Consumer Goods: 3%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2020

All other C&I: 37%
PPP: 12%
General Manufacturing & Wholesale: 10%
Private Equity: 9%
Oil & Gas: 7%
Entertainment: 7%
Real Estate Related: 6%
Technology & Life Science: 5%
Clean Energy: 4%
Consumer Goods: 3%

Commercial — Commercial Real Estate Loans. Total CRE loans outstanding were $16.18 billion or 39% of total loans held-for-investment as of December 31, 2021, which grew by $1.37 billion or 9% from $14.81 billion or 39% of total loans held-for-investment as of December 31, 2020. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. CRE consists of customers with diversified property types listed in the table below. The year-over-year growth in total CRE loans was driven by growth in CRE and multifamily residential loans, partially offset by declines in construction and land loans.

The Company’s total CRE loan portfolio is diversified by property type with an average CRE loan size of $2.5 million and $2.4 million as of December 31, 2021 and 2020, respectively. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
Property types:
Retail (1)	$3,685,900	23%	$3,466,141	23%
Multifamily	3,675,605	23%	3,033,998	20%
Office (1)	2,804,006	17%	2,747,082	19%
Industrial (1)	2,807,325	18%	2,407,594	16%
Hospitality (1)	1,993,995	12%	1,888,797	13%
Construction and land	346,486	2%	599,692	4%
Other (1)	863,821	5%	664,997	5%
Total CRE loans	$16,177,138	100%	$14,808,301	100%

(1)Included in CRE loans.

The weighted-average loan-to-value (“LTV”) ratio of the total CRE loan portfolio was 51% as of both December 31, 2021 and 2020. The low weighted-average LTV ratio was consistent by CRE loan property type. Approximately 89% of total CRE loans had an LTV ratio of 65% or lower as of both December 31, 2021, and 2020. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of December 31, 2021 and 2020. The distribution of the total CRE loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

($ in thousands)	December 31, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$6,406,609		$2,030,938		$138,953		$8,576,500
Northern California	2,622,398		748,631		109,483		3,480,512
California	9,029,007	75%	2,779,569	77%	248,436	70%	12,057,012	75%
Texas	1,005,455	8%	308,652	8%	1,896	1%	1,316,003	8%
New York	630,442	5%	157,099	4%	78,368	23%	865,909	5%
Washington	408,913	3%	116,047	3%	9,865	3%	534,825	3%
Nevada	128,395	1%	115,163	3%	5,775	2%	249,333	2%
Arizona	122,164	1%	49,836	1%	—	—%	172,000	1%
Other markets	830,671	7%	149,239	4%	2,146	1%	982,056	6%
Total loans	$12,155,047	100%	$3,675,605	100%	$346,486	100%	$16,177,138	100%

($ in thousands)	December 31, 2020
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$5,884,691		$1,867,646		$249,282		$8,001,619
Northern California	2,476,510		674,813		197,195		3,348,518
California	8,361,201	75%	2,542,459	84%	446,477	74%	11,350,137	77%
Texas	864,639	8%	116,367	4%	2,581	0%	983,587	7%
New York	696,712	6%	137,114	4%	93,806	16%	927,632	6%
Washington	341,374	3%	91,824	3%	22,724	4%	455,922	3%
Nevada	88,959	1%	86,644	3%	22,384	4%	197,987	1%
Arizona	147,187	1%	12,406	0%	—	—%	159,593	1%
Other markets	674,539	6%	47,184	2%	11,720	2%	733,443	5%
Total loans	$11,174,611	100%	$3,033,998	100%	$599,692	100%	$14,808,301	100%

Because 75% and 77% of total CRE loans were concentrated in California as of December 31, 2021 and 2020, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for credit losses. For additional information related to the higher degree of risk from a downturn in real estate markets in California, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties in this Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $12.16 billion as of December 31, 2021, compared with $11.17 billion as of December 31, 2020, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of both December 31, 2021 and 2020, the majority of CRE loans were variable rate loans. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both December 31, 2021 and 2020. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.68 billion or 9% of total loans held-for-investment as of December 31, 2021, compared with $3.03 billion or 8% of total loans held-for-investment as of December 31, 2020. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. These loans totaled $346.5 million or 1% of total loans held-for-investment as of December 31, 2021, compared with $599.7 million or 2% of total loans held-for-investment as of December 31, 2020. Construction loan exposure was made up of $297.9 million in loans outstanding, plus $361.2 million in unfunded commitments, as of December 31, 2021, compared with $554.7 million in loans outstanding, plus $288.2 million in unfunded commitments as of December 31, 2020. Land loans totaled $48.6 million as of December 31, 2021, compared with $45.0 million as of December 31, 2020.

Consumer

The following tables summarize the Company’s single-family residential and HELOCs loan portfolios by geography as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,520,010		$971,731		$4,491,741
Northern California	1,024,564		506,310		1,530,874
California	4,544,574	49%	1,478,041	68%	6,022,615	54%
New York	3,102,129	34%	292,540	14%	3,394,669	30%
Washington	526,721	6%	230,294	11%	757,015	7%
Massachusetts	258,372	3%	75,815	4%	334,187	3%
Georgia	279,328	3%	25,208	1%	304,536	3%
Texas	230,402	3%	—	—%	230,402	2%
Other markets	152,176	2%	42,923	2%	195,099	1%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%
Lien priority:
First mortgage	$9,093,702	100%	$1,872,440	87%	$10,966,142	98%
Junior lien mortgage	—	—%	272,381	13%	272,381	2%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%

($ in thousands)	December 31, 2020
	Single- Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,462,067		$728,733		$4,190,800
Northern California	1,059,832		354,014		1,413,846
California	4,521,899	55%	1,082,747	68%	5,604,646	57%
New York	2,277,722	28%	244,425	15%	2,522,147	26%
Washington	597,231	7%	180,765	11%	777,996	8%
Massachusetts	259,368	3%	44,633	3%	304,001	3%
Georgia	180,447	2%	16,147	1%	196,594	2%
Texas	209,737	3%	—	—%	209,737	2%
Other markets	139,549	2%	32,999	2%	172,548	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%
Lien priority:
First mortgage	$8,185,953	100%	$1,372,270	86%	$9,558,223	98%
Junior lien mortgage	—	—%	229,446	14%	229,446	2%
Total	$8,185,953	100%	$1,601,716	100%	$9,787,669	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $9.09 billion or 22% of total loans held-for-investment as of December 31, 2021, compared with $8.19 billion or 21% of total loans held-for-investment as of December 31, 2020. Year-over-year, single-family residential loans increased $907.7 million or 11%, primarily driven by growth in New York. The Company was in a first lien position for all of its single-family residential loans as of both December 31, 2021 and 2020. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically each year, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $2.49 billion as of December 31, 2021, which grew by $739.8 million or 42% from $1.75 billion as of December 31, 2020. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $2.14 billion or 5% of total loans held-for-investment as of December 31, 2021, compared with $1.60 billion or 4% of total loans held-for-investment as of December 31, 2020. Year-over-year, HELOCs increased $543.1 million or 34%, primarily driven by growth in California. The Company was in a first lien position for 87% and 86% of its HELOCs as of December 31, 2021 and 2020, respectively. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both December 31, 2021 and 2020.

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

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2021:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial:
C&I	$5,276,061	$7,647,496	$1,076,886	$150,165	$14,150,608
CRE:
CRE	930,731	5,425,388	5,666,738	132,190	12,155,047
Multifamily residential	170,420	781,492	1,049,359	1,674,334	3,675,605
Construction and land	160,343	105,903	79,882	358	346,486
Total CRE	1,261,494	6,312,783	6,795,979	1,806,882	16,177,138
Total commercial	6,537,555	13,960,279	7,872,865	1,957,047	30,327,746
Consumer:
Residential mortgage:
Single-family residential	400	16,812	1,521,198	7,555,292	9,093,702
HELOCs	—	624	198,108	1,946,089	2,144,821
Total residential mortgage	400	17,436	1,719,306	9,501,381	11,238,523
Other consumer	73,109	47,247	7,156	—	127,512
Total consumer	73,509	64,683	1,726,462	9,501,381	11,366,035
Total loans held-for-investment	$6,611,064	$14,024,962	$9,599,327	$11,458,428	$41,693,781

Distribution of loans to changes in interest rates:
Variable-rate loans	$5,179,036	$11,930,932	$5,773,056	$4,497,380	$27,380,404
Fixed-rate loans	1,432,028	1,935,014	2,419,275	2,258,233	8,044,550
Hybrid adjustable-rate loans	—	159,016	1,406,996	4,702,815	6,268,827
Total loans held-for-investment	$6,611,064	$14,024,962	$9,599,327	$11,458,428	$41,693,781

Loans Held-for-Sale

As of December 31, 2021 and 2020, loans held-for-sale totaled $635 thousand and $1.8 million, respectively, and consisted of single-family residential loans. At the time of commitment to originate or purchase a loan, a loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the foreseeable future, subject to periodic reviews under the Company’s evaluation processes, including liquidity and credit risk management. If the Company subsequently changes its intent to hold certain loans, those loans are transferred from held-for-investment to held-for-sale at the lower of cost or fair value.

Sales of Originated Loans and Purchased Loans

All loans originated by the Company are underwritten pursuant to the Company’s policies and procedures. Although the Company’s primary focus is on directly originated loans, in certain circumstances, the Company also purchases loans and participates in loans with other banks. In the normal course of doing business, the Company also participates out interests in directly originated commercial loans to other financial institutions or sells loans.

The following tables provide information on loan sales during the years ended December 31, 2021, 2020 and 2019. Refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K for additional information on loan purchases and transfers.

($ in thousands)	Year Ended December 31, 2021
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$294,258	$78,834	$—	$21,557	$18,458	$413,107
Net gains	$581	$7,767	$—	$—	$348	$8,696
Purchased loans:
Amount	$208,436	$—	$—	$—	$—	$208,436
Net gains	$213	$—	$—	$—	$—	$213

($ in thousands)	Year Ended December 31, 2020
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$291,740	$26,994	$1,398	$—	$80,309	$400,441
Net gains	$565	$2,940	$—	$—	$996	$4,501
Purchased loans:
Amount (1)	$11,780	$—	$—	$—	$—	$11,780

($ in thousands)	Year Ended December 31, 2019
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans sold:
Originated loans:
Amount	$179,280	$39,062	$—	$1,573	$10,410	$230,325
Net gains	$875	$3,045	$—	$—	$115	$4,035
Purchased loans:
Amount (1)	$66,511	$—	$—	$—	$—	$66,511

(1)Net gains on sales of purchased loans were insignificant or none.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021		2020
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$831,283	1%	$647,883	1%
AFS debt securities (1)	$242,926	0%	$66,170	0%
Loans held-for-investment (2)	$849,573	1%	$704,415	1%
Total assets	$1,933,164	3%	$1,426,479	3%
Subsidiary bank in China:
Cash and cash equivalents	$543,134	1%	$611,088	1%
Interest-bearing deposits with banks	$51,243	0%	$74,079	0%
AFS debt securities (3)	$141,404	0%	$152,219	0%
Loans held-for-investment (2)	$984,591	2%	$796,153	2%
Total assets	$1,709,640	3%	$1,634,896	3%

(1)Primarily comprised of U.S. Treasury securities and foreign government bonds as of both December 31, 2021 and 2020.
(2)Primarily comprised of C&I loans as of both December 31, 2021 and 2020.
(3)Comprised of foreign government bonds as of both December 31, 2021 and 2020.

The following table presents the total revenue generated by the Company’s overseas offices in 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021		2020		2019
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$25,221	1%	$22,947	1%	$33,791	2%
Subsidiary Bank in China:
Total revenue	$27,252	1%	$20,178	1%	$32,071	2%

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs, and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

In March 2020, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization was inclusive of the Company’s $100.0 million stock repurchase authorization previously outstanding. The Company determines the timing and amount of stock repurchases, based on its assessment of various factors, including prevailing market conditions, alternate uses of capital, liquidity and the economic environment. During the first quarter of 2020, the Company repurchased 4,471,682 shares at an average price of $32.64 per share and a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020 and during 2021. As of December 31, 2021, the total remaining available capital authorized for repurchase was $354.0 million.

The Company’s stockholders’ equity was $5.84 billion as of December 31, 2021, an increase of $568.0 million or 11% from $5.27 billion as of December 31, 2020. The increase in the Company’s stockholders’ equity was primarily due to 2021 net income of $873.0 million, partially offset by cash dividends declared of $189.7 million and an increase in other comprehensive loss of $134.7 million. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements and Supplementary Data — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

Book value was $41.13 per common share as of December 31, 2021, an increase of 11% from $37.22 per common share as of December 31, 2020. Non-GAAP tangible common equity per share was $37.79 as of December 31, 2021, compared with $33.85 as of December 31, 2020. For additional details, see the reconciliation of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K. The Company paid cash dividends of $1.32 per common share in 2021, compared with $1.10 per common share in 2020. In January 2022, the Company’s Board of Directors declared first quarter 2022 cash dividends of $0.40 per common share, which represents a 21% increase or seven cents per common share, from the previous quarterly cash dividend of $0.33 per common share. The dividend was paid on February 22, 2022, to stockholders of record as of February 7, 2022.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020		Change
	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$22,845,464	43%	$16,298,301	36%	$6,547,163	40%
Interest-bearing checking	6,524,721	12%	6,142,193	14%	382,528	6%
Money market	13,130,300	25%	10,740,667	24%	2,389,633	22%
Savings	2,888,065	5%	2,681,242	6%	206,823	8%
Time deposits	7,961,982	15%	9,000,349	20%	(1,038,367)	(12)%
Total deposits	$53,350,532	100%	$44,862,752	100%	$8,487,780	19%
Other Funds:
Short-term borrowings	$—		$21,009		$(21,009)	(100)%
FHLB advances	249,331		652,612		(403,281)	(62)%
Repurchase agreements	300,000		300,000		—	—%
Long-term debt	147,658		147,376		282	0%
Total other funds	$696,989		$1,120,997		$(424,008)	(38)%
Total sources of funds	$54,047,521		$45,983,749		$8,063,772	18%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. The Company’s deposit strategy is to grow and retain relationship-based deposits, which provide a stable and low-cost source of funding and liquidity to the Company.

Total deposits reached $53.35 billion as of December 31, 2021, an increase of $8.49 billion or 19% from $44.86 billion as of December 31, 2020. Deposit growth was well-diversified across our commercial sectors and branch network, including cross-border clients, partially offset by a reduction in higher-cost time deposits. The strongest growth was in noninterest-bearing demand deposits, which increased by $6.55 billion or 40% year-over-year. Noninterest-bearing demand deposits reached $22.85 billion or 43% of total deposits as of December 31, 2021, up from $16.30 billion or 36% of total deposits as of December 31, 2020. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K.

Customer deposits of $50.54 billion, $1.37 billion and $1.44 billion were held in the Company’s domestic offices, the subsidiary bank in China and the branch in Hong Kong, respectively. Of the $50.54 billion of deposits held in the domestic offices as of December 31, 2021, $10.28 billion or 20% were from depositors domiciled in non-U.S. countries and territories.

Customer deposit accounts in the domestic offices are insured by the FDIC for up to $250,000. The deposits in the Company’s subsidiary bank in China and the branch in Hong Kong are insured by each country’s federal authority for up to RMB 500,000 and HKD 500,000, respectively. The following table presents total uninsured deposits by location as of December 31, 2021 and 2020:

($ in thousands)	Domestic	China	Hong Kong	Total
Uninsured deposits as of 12/31/2021	$33,768,332	$1,334,116	$1,365,753	$36,468,201
Uninsured deposits as of 12/31/2020	$27,750,039	$1,261,539	$792,815	$29,804,393

Uninsured time deposits totaled $4.96 billion as of December 31, 2021. The following table presents the maturity distribution for uninsured customer time deposits by location as of December 31, 2021:

($ in thousands)	Domestic	China	Hong Kong	Total
Three months or less	$2,436,383	$123,639	$243,941	$2,803,963
Over three months through six months	540,143	107,987	60,936	709,066
Over six months through 12 months	935,075	232,061	7,821	1,174,957
Over 12 months	49,932	219,821	—	269,753
Total	$3,961,533	$683,508	$312,698	$4,957,739

Other Sources of Funding

Short-term borrowings generally consist of borrowings entered into by the Company’s subsidiary bank in China. As of December 31, 2021, there were no short-term borrowings outstanding, compared with $21.0 million as of December 31, 2020.

FHLB advances were $249.3 million as of December 31, 2021, a decrease of $403.3 million or 62% from $652.6 million as of December 31, 2020. The decrease was due to $405.0 million of fixed rate FHLB advances that matured during 2021 and were not renewed. As of December 31, 2021, FHLB advances had floating interest rates ranging from 0.53% to 0.59% with $74.8 million maturing in two months and $174.5 million maturing in 10 months.

Gross repurchase agreements totaled $300.0 million as of each of December 31, 2021 and 2020. As of December 31, 2021, gross repurchase agreements had interest rates ranging from 2.39% to 2.42%. Repurchase agreements of $200.0 million have an original maturity of 10.0 years and mature in 1.6 years, whereas repurchase agreements of $100.0 million have an original maturity of 8.5 years and mature in 1.7 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of December 31, 2021, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under the repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-K.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.7 million and $147.4 million as of December 31, 2021 and 2020, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 1.74% and 2.26% during 2021 and 2020, respectively, with remaining maturities ranging between 12.9 years and 15.7 years as of December 31, 2021. In October 2020, the Company paid off $1.43 billion in borrowings from the PPPLF, which was included in long-term debt.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy guidelines intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with a banking organization’s operations. The Company and the Bank are subject to regulatory capital adequacy requirements. The Company and the Bank are also required to comply with the Basel III Capital Rules adopted by the federal banking agencies as standardized approach institutions. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K for additional details.

The Company adopted ASU 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company also elected the phase-in option provided by a final rule that delays the estimated impact of CECL on regulatory capital for two years and phases the impact over three years. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital were delayed through the year 2021, after which the effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024. In April 2020, in recognition of CARES Act requirements, and to facilitate the use of the PPPLF, the U.S banking agencies issued an interim final rule that banking organizations may exclude from leverage and risk-based capital requirements any eligible assets sold or pledged to the Federal Reserve on a non-recourse basis as part of the PPPLF. In addition, under the CARES Act, loans originated by a banking organization under the PPP (whether or not sold or pledged in the PPPLF) are risk-weighted at zero percent for regulatory capital purposes. Accordingly, the December 31, 2021, capital ratios exclude the impact of the increased allowance for loan losses due to CECL, and PPP loans are risk-weighted at zero percent. The Company paid off all of the PPPLF borrowings in 2020. .

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2021 and 2020 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2021		December 31, 2020		Minimum Regulatory Requirements	Fully Phased-in Minimum Regulatory Requirements (2)	Well- Capitalized Requirements
	Company	East West Bank	Company	East West Bank
Risk-based capital ratios:
CET 1 capital	12.8%	12.3%	12.7%	12.1%	4.5%	7.0%	6.5%
Tier 1 capital (1)	12.8%	12.3%	12.7%	12.1%	6.0%	8.5%	8.0%
Total capital	14.1%	13.2%	14.3%	13.4%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.0%	8.6%	9.4%	9.0%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. In addition, the minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6%.
(2)As of January 1, 2019, the 2.5% capital conservation buffer above the minimum capital ratios was required in order to avoid limitations on distributions, including dividend payments and certain discretionary bonus payments to executive officers.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2021 and 2020, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $43.59 billion as of December 31, 2021, an increase of $5.18 billion or 13% from $38.41 billion as of December 31, 2020. The increase in the risk-weighted assets was primarily due to loan growth and increase in AFS debt securities.

Other Matters

LIBOR Transition

As of December 31, 2021, the one-week and two-month USD LIBOR tenors ceased to be published. The overnight, one-, three-, six- and 12-month USD LIBOR tenors will continue to be calculated using panel bank submissions for the purpose of legacy contracts and will permanently cease on June 30, 2023. The transition away from USD LIBOR in loan agreements that use the Alternative Reference Rate Committee’s (“ARRC”) recommended fallback language will be triggered on that date. Federal banking agencies have encouraged banks to ensure existing contracts have robust fallback language that includes a clearly defined reference rate.

The ARRC selected the SOFR as its recommended alternative to LIBOR, although the adoption of SOFR remains voluntary. The ARRC also formally recommended the CME Group’s forward-looking Term SOFR Reference Rates. The ARRC supports the use of the CME’s Term SOFR Reference Rates for business loan activity and continues to recommend using forms of overnight and averages of SOFR where possible.

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

The on-going transition from LIBOR is anticipated to continue through June 30, 2023. The Company has a cross-functional team in place to manage and execute an enterprise-wide LIBOR transition plan. The plan identifies, assesses, monitors and mitigates risk associated with the discontinuance of LIBOR. The cross-functional team also provides appropriate communication and educational information to impacted customers and other key internal and external stakeholders. The Company has invested in updates to business and legal processes, models, analytical tools, and information and operational systems to facilitate the transition of legacy LIBOR products and offer products under alternative rates. During the fourth quarter of 2021, the Company ceased extending new LIBOR loans as a primary offering in anticipation of the December 31, 2021 deadline for no new LIBOR contracts, and began offering new variable rate loans based on alternative reference rates, including SOFR and the Bloomberg Short-Term Bank Yield Index.

The Company will continue to monitor potential risks and impacts associated with the transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors in this Form 10-K.

Risk Management

Overview

In conducting its businesses, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved ERM framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring and reporting risks. It identifies the Company’s major risk categories as credit risk, liquidity risk, capital risk, market risk, operational risk, compliance and regulatory risks, legal risks, strategic risks and reputational risks.

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

The Risk Oversight Committee has primary oversight responsibility of identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy and provides the resources to manage the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing independent and objective assessment of underwriting and documentation quality, reporting directly to the Board’s Risk Oversight Committee. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The Company assesses the overall credit quality performance of the loans held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, TDRs and Allowance for Credit Losses.

Credit Quality

The Company utilizes a credit risk rating system to assist in monitoring credit quality. Loans are evaluated using the Company’s internal credit risk rating of 1 through 10. Loans risk rated 1 through 5 are assigned an internal risk rating of “Pass.” Loans assigned with a credit risk rating of 6 have potential weaknesses that warrant closer attention by management and are assigned an internal risk rating of “Special mention.” Loans assigned a credit risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating of “Substandard.” Loans assigned a credit risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating of “Doubtful.” Loans assigned a credit risk rating of 10 are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating of “Loss.” Exposures categorized as criticized consist of “Special mention,” “Substandard,” “Doubtful” and “Loss” categories. Exposures categorized as classified consist of “Substandard,” “Doubtful,” and “Loss” categories. For more information on credit quality indicators, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents the Company’s criticized loans as of December 31, 2021 and 2020:

($ in thousands)			Change
	December 31, 2021	December 31, 2020	$	%
Criticized loans
Special mention loans	$384,694	$564,555	$(179,861)	(32)%
Classified loans	448,362	652,880	(204,518)	(31)%
Total criticized loans	$833,056	$1,217,435	$(384,379)	(32)%

Special mention loans to loans held-for-investment	0.92%	1.47%
Classified loans to loans held-for-investment	1.08%	1.70%
Criticized loans to loans held-for-investment	2.00%	3.17%

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

The following table presents information regarding nonperforming assets as of December 31, 2021 and 2020:

($ in thousands)			Change
	December 31, 2021	December 31, 2020	$	%
Commercial:
C&I	$59,023	$133,939	$(74,916)	(56)%
CRE:
CRE	9,498	46,546	(37,048)	(80)%
Multifamily residential	444	3,668	(3,224)	(88)%
Total CRE	9,942	50,214	(40,272)	(80)%
Consumer:
Residential mortgage:
Single-family residential	15,720	16,814	(1,094)	(7)%
HELOCs	8,444	11,696	(3,252)	(28)%
Total residential mortgage	24,164	28,510	(4,346)	(15)%
Other consumer	52	2,491	(2,439)	(98)%
Total nonaccrual loans	93,181	215,154	(121,973)	(57)%
OREO, net	363	15,824	(15,461)	(98)%
Other nonperforming assets	9,938	3,890	6,048	155%
Total nonperforming assets	$103,482	$234,868	$(131,386)	(56)%
Nonperforming assets to total assets	0.17%	0.45%
Nonaccrual loans to loans held-for-investment	0.22%	0.56%
Allowance for loan losses to nonaccrual loans	581.21%	288.16%
TDRs included in nonaccrual loans	$30,383	$71,924

Nonaccrual loans were $93.2 million as of December 31, 2021, a decrease of $122.0 million or 57% from $215.2 million as of December 31, 2020. This decrease was predominantly due to the resolutions of C&I oil and gas exposures and CRE loans.

As of December 31, 2021, $54.2 million or 58% of nonaccrual loans were less than 90 days delinquent. In comparison, $106.4 million or 49% of nonaccrual loans were less than 90 days delinquent as of December 31, 2020.

OREO was $363 thousand as of December 31, 2021, a decrease of $15.5 million from $15.8 million as of December 31, 2020. The decrease was primarily due to the sale of two CRE properties totaling $40.7 million. During 2021, the Company took possession of one CRE property totaling $28.8 million.

Other nonperforming assets totaled $9.9 million and $3.9 million as of December 31, 2021 and 2020, respectively, a net increase of $6.0 million or 155%, due to transfers of nonaccrual C&I oil and gas loans to foreclosed assets, partially offset by the sales and write-downs of oil and gas foreclosed assets.

The following table presents accruing loans past due by loan portfolio segments as of December 31, 2021 and 2020:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	December 31,				December 31,
	2021	2020	$	%	2021	2020
Commercial:
C&I	$11,069	$9,717	$1,352	14%	0.08%	0.07%
CRE:
CRE	3,722	375	3,347	893%	0.03%	0.00%
Multifamily residential	5,342	1,818	3,524	194%	0.15%	0.06%
Construction and land	—	19,900	(19,900)	100%	0.00%	3.32%
Total CRE	9,064	22,093	(13,029)	(59)%	0.06%	0.15%
Total commercial	20,133	31,810	(11,677)	(37)%	0.07%	0.11%
Consumer:
Residential mortgage:
Single-family residential	18,760	12,494	6,266	50%	0.21%	0.15%
HELOCs	5,854	6,052	(198)	(3)%	0.27%	0.38%
Total residential mortgage	24,614	18,546	6,068	33%	0.22%	0.19%
Other consumer	108	234	(126)	(54)%	0.08%	0.14%
Total consumer	24,722	18,780	5,942	32%	0.22%	0.19%
Total	$44,855	$50,590	$(5,735)	(11)%	0.11%	0.13%

(1)There were no accruing loans past due 90 days or more as of both December 31, 2021 and 2020.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by loan portfolio segments as of December 31, 2021 and 2020. The allowance for loan losses for TDRs was $4.8 million as of December 31, 2021, and $10.3 million as of December 31, 2020.

($ in thousands)	December 31,
	2021			2020
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$77,256	$28,239	$105,495	$85,767	$68,451	$154,218
CRE:
CRE	23,379	—	23,379	24,851	—	24,851
Multifamily residential	4,042	197	4,239	3,310	1,448	4,758
Construction and land	—	—	—	19,900	—	19,900
Total CRE	27,421	197	27,618	48,061	1,448	49,509
Consumer:
Residential mortgage:
Single-family residential	6,585	1,102	7,687	6,748	1,169	7,917
HELOCs	2,553	845	3,398	2,631	856	3,487
Total residential mortgage	9,138	1,947	11,085	9,379	2,025	11,404
Total TDRs	$113,815	$30,383	$144,198	$143,207	$71,924	$215,131

Performing TDRs were $113.8 million as of December 31, 2021, a decrease of $29.4 million or 21% from $143.2 million as of December 31, 2020. This decrease reflected payoffs and paydowns of performing C&I and construction TDR loans, partially offset by the transfers of C&I TDRs from nonperforming to performing status. Over 94% and 85% of the performing TDRs were current as of December 31, 2021 and 2020, respectively.

Nonperforming TDRs were $30.4 million as of December 31, 2021, a decrease of $41.5 million or 58% from $71.9 million as of December 31, 2020. This decrease primarily reflected transfers of certain C&I TDRs from nonperforming to performing status, and payoffs and charge-offs of C&I TDRs. The decrease was partially offset by newly designated nonperforming C&I TDR loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of December 31, 2021, there were two TDRs totaling $145 thousand that were provided subsequent modifications related to the COVID-19 pandemic.

Loan Modifications Due to the COVID-19 Pandemic

Since late March 2020, under various forbearance programs, the Company has granted a range of commercial and consumer loan accommodations, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. Section 4013 of the CARES Act, as amended by the CAA, permits a financial institution to elect to temporarily suspend TDR accounting under ASC Subtopic 310-40 in certain circumstances. To be eligible under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (a) 60 days after the date of termination of the federal National Emergency or (b) January 1, 2022. The federal banking regulators, in consultation with the FASB, issued the Interagency Statement on April 7, 2020, confirming that, for loans not subject to Section 4013 of the CARES Act, short-term modifications (i.e. six months or less) made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification, or modifications granted under government mandated modification programs, are not considered as TDRs under ASC Subtopic 310-40. See additional information in Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings in this Form 10-K.

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

The following table provides a summary of the COVID-19 pandemic-related loan modifications that remained under their modified terms as of December 31, 2021. The amounts represent loan modifications that meet the criteria under Section 4013 of the CARES Act, as amended by the CAA, or the Interagency Statement and therefore are not considered as TDRs. These amounts exclude loan modifications related to the COVID-19 pandemic made on existing TDRs. A loan is counted once in the table regardless of the number of accommodations received.

($ in thousands)	December 31, 2021			December 31, 2020
	Number of Loans	Outstanding Balance	% of Balance of Respective Loan Portfolio	Number of Loans	Outstanding Balance	% of Balance of Respective Loan Portfolio
Payment deferral and forbearance
Commercial:
C&I	2	$1,584	0%	16	$54,215	0%
CRE:
CRE	19	270,100	2%	63	597,972	5%
Multifamily residential	4	40,994	1%	4	17,111	1%
Construction and land	—	—	—%	3	66,629	11%
Total CRE	23	311,094	2%	70	681,712	5%
Total commercial	25	312,678	1%	86	735,927	3%
Consumer:
Residential mortgage:
Single-family residential	76	40,146	0%	498	207,797	3%
HELOCs	21	10,233	0%	102	39,469	2%
Total residential mortgage	97	50,379	0%	600	247,266	3%
Total consumer	97	50,379	0%	600	247,266	2%
Total	122	$363,057	1%	686	$983,193	3%

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

The COVID-19 pandemic-related loan modifications primarily consisted of payment deferrals 12 months or less in duration, in the form of either principal payment deferrals, where the borrower was still paying interest, or full principal and interest payment deferrals. Other forbearance programs consisted of interest rate concessions. The deferred payments for commercial loans are either repaid at contractual maturity, or spread over the remaining contractual term of the loan. The deferred payments for consumer loans are repaid under defined payment plans between six to 72 months after the deferral period ends, or the loan term is extended beyond the contractual maturity by the number of payments deferred.

As of December 31, 2021, the Company had $363.1 million of loans under payment deferral and forbearance programs, a decrease of $620.1 million or 63% from $983.2 million as of December 31, 2020. The loans on deferral as of both December 31, 2021 and 2020, predominantly consisted of CRE and residential mortgage loans. The year-to-date decrease in loans on deferral reflected the lifting of the COVID-19 pandemic-related business shutdowns and restrictions on travel and restaurant dining. The CRE COVID-19-related loan deferrals that were making at least partial payments increased from 73% as of December 31, 2020, to 100% as of December 31, 2021. Modifications are considered to have exited active accommodation after the borrower exited the modification program or after the modification period expired. The loans with exited or expired COVID-19 pandemic modifications were predominantly current as of December 31, 2021. The Company monitors the delinquency status of loans exiting relief programs on an ongoing basis. The impacts of the COVID-19 pandemic loan modifications were considered in determination of the allowance for credit losses.

Allowance for Credit Losses

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts, and other relevant factors.

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of December 31, 2021 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates, Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments as of the periods indicated:

($ in thousands)	December 31,
	2021		2020
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$338,252	34%	$398,040	36%
CRE:
CRE	150,940	29%	163,791	29%
Multifamily residential	14,400	9%	27,573	8%
Construction and land	15,468	1%	10,239	2%
Total CRE	180,808	39%	201,603	39%
Total Commercial	519,060	73%	599,643	75%
Consumer:
Residential mortgage:
Single-family residential	17,160	22%	15,520	21%
HELOCs	3,435	5%	2,690	4%
Total residential mortgage	20,595	27%	18,210	25%
Other consumer	1,924	0%	2,130	0%
Total Consumer	22,519	27%	20,340	25%
Total allowance for loan losses	$541,579	100%	$619,983	100%
Allowance for unfunded credit commitments	$27,514		$33,577
Total allowance for credit losses	$569,093		$653,560
Loans held-for-investment	$41,693,781		$38,390,955
Allowance for loan losses to loans held-for-investment	1.30%		1.61%

The allowance for loan losses was $541.6 million as of December 31, 2021, a decrease of $78.4 million from $620.0 million as of December 31, 2020, primarily driven by a reduction in the allowance against the C&I loan portfolio. The change in the allowance reflects an improvement over the year in the macroeconomic forecast, partially offset by loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a base forecast representing management’s view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions. The base forecast assumed that the worst of the pandemic had passed in 2021 and that COVID-19 variants would be seasonal and less disruptive in the future, with the economic outlook continuing to improve. Macroeconomic assumptions underlying the base forecast include: (1) annual Gross Domestic Product (“GDP”) growth of 4.4% for 2022; (2) a return to a 3.5% unemployment rate by the end of 2022; and (3) rising interest rates. The downside scenario assumed a pullback in the expected economic recovery due to rising concerns about COVID-19 variants, with no growth in GDP and a rise in unemployment throughout 2022. The upside scenario assumed a more optimistic view of the economic recovery, including higher GDP growth through 2022 and a faster return to full employment by mid-2022.

As of December 31, 2021 and 2020, PPP loans outstanding were $534.2 million and $1.57 billion, respectively. Because these loans are fully guaranteed by the SBA, there was no allowance for loan losses established for these loans as of December 31, 2021 and 2020.

The following table presents net charge-offs and the net charge-offs to average loans ratios based on the loan categories as of the periods indicated:

($ in thousands)	December 31
	2021			2020
	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment
Commercial:
C&I	$20,584	$13,656,720	0.15%	$60,797	$13,074,883	0.46%
CRE:
CRE	27,133	11,663,144	0.23%	4,751	10,828,037	0.04%
Multifamily residential	(1,903)	3,213,582	(0.06%)	(1,980)	3,009,365	(0.07)%
Construction and land	2,347	445,333	0.53%	(80)	597,118	(0.01)%
Total CRE	27,577	15,322,059	0.18%	2,691	14,434,520	0.02%
Total commercial	48,161	28,978,779	0.17%	63,488	27,509,403	0.23%
Consumer:
Residential mortgage:
Single-family residential	325	8,742,565	0.00%	(585)	7,611,678	(0.01)%
HELOCs	—	1,859,073	0.00%	172	1,480,516	0.01%
Total residential mortgage	325	10,601,638	0.00%	(413)	9,092,194	0.00%
Other consumer	1,492	136,280	1.09%	90	195,392	0.05%
Total consumer	1,817	10,737,918	0.02%	(323)	9,287,586	0.00%
Total	$49,978	$39,716,697	0.13%	$63,165	$36,796,989	0.17%

2021 net charge-offs were $50.0 million or 0.13% of average loans-held-for-investment, compared with $63.2 million or 0.17% of average loan held-for-investment in 2020. The year-over-year decrease in net charge-offs was primarily due to a decrease in C&I charge-offs, partially offset by an increase in CRE charge-offs. The decrease in C&I charge-offs was primarily driven by fewer oil and gas loan charge-offs, while the increase in CRE charge-offs was primarily driven by one CRE relationship. The recognition of certain loan charge-offs could be delayed due to payment deferral activities instituted in response to the COVID-19 pandemic.

The allowance for unfunded credit commitments was $27.5 million as of December 31, 2021, compared with $33.6 million as of December 31, 2020.

Liquidity Risk Management

Liquidity

Liquidity is a financial institution’s capacity to meet its deposit and other counterparties’ obligations as they come due, compensate for balance sheet fluctuations, and provide funds for growth. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows at a reasonable cost. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash, and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets and utilizes diverse funding sources including its stable core deposit base.

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility over the Company’s liquidity risk. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West, the parent company, on a stand-alone basis to ensure that the Company is a source of financial strength for its subsidiaries. The ALCO regularly monitors the liquidity status at the Company level, Bank level, and at foreign subsidiaries and branches, and related management processes, providing regular reports to the Board of Directors. The Company believes its liquidity management practices have been effective under both normal operating and stressed market conditions, including the financial stress caused by the COVID-19 pandemic.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits, which are relatively stable and low-cost. Total deposits amounted to $53.35 billion as of December 31, 2021, compared with $44.86 billion as of December 31, 2020. The Company’s loan-to-deposit ratio was 78% as of December 31, 2021, compared with 86% as of December 31, 2020.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. As of December 31, 2021, the Company had a total borrowing capacity of $25.27 billion. The Company had available borrowing capacity under secured borrowing lines of $11.93 billion with the FHLB and $4.05 billion with the FRBSF. Unencumbered loans and/or securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.03 billion as of December 31, 2021. Estimated borrowing capacity from unpledged AFS debt securities totaled $8.26 billion as of December 31, 2021. See Item 7. — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-K for further detail related to the Company’s funding sources.

The Company maintains a certain level of liquid assets in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021			December 31, 2020
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$3,912,935	$3,912,935	$—	$4,017,971	$4,017,971
Interest-bearing deposits with banks	—	736,492	736,492	—	809,728	809,728
Resale agreements due to mature in one year	—	1,818,503	1,818,503	—	900,000	900,000
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	384,895	1,949,757	2,334,652	91,637	773,443	865,080
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	418,761	3,738,502	4,157,263	494,132	2,320,532	2,814,664
Foreign government bonds	—	257,733	257,733	—	182,531	182,531
Municipal securities	—	523,158	523,158	1,033	395,040	396,073
Non-agency mortgage-backed securities, asset-backed securities and CLOs	240	2,042,642	2,042,882	434	879,908	880,342
Corporate debt securities	—	649,665	649,665	1,249	404,719	405,968
Total	$803,896	$15,629,387	$16,433,283	$588,485	$10,683,872	$11,272,357

Unencumbered liquid assets totaled $15.63 billion as of December 31, 2021, compared with $10.68 billion as of December 31, 2020. AFS debt securities consist of high quality and liquid securities with relatively short durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities are sources of liquidity that will permit it to quickly obtain financing, regardless of market conditions, through sale or pledging.

Management believes that the Company’s excess cash, borrowing capacity and access to sufficient sources of capital are adequate to meet its short-term and long-term liquidity needs in the foreseeable future. In addition, the Company may use debt and equity issuances when costs are deemed attractive, should longer term needs arise.

Liquidity Risk — Cash Requirements. In the ordinary course of the Company’s business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short-term and long-term borrowings, leases obligations and other cash commitments. The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (i) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet financing needs of its customers, (ii) future interest obligations related to customer deposits and the Company’s borrowings, and (iii) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form10-K.

The following table shows the Company’s material cash requirements from significant and determinable contractual obligations as of December 31, 2021. The Company’s liquidity sources have been, and are expected to be, sufficient to meet such cash requirements.

($ in thousands)	Payment Due by Period
	Up to One Year	Greater than One Year	Total
On-balance sheet obligations:
FHLB advances	$249,331	$—	$249,331
Gross repurchase agreements	—	300,000	300,000
Affordable housing partnership and other tax credit investment commitments	174,475	135,141	309,616
Long-term debt (1)	—	147,658	147,658
Lease Liabilities	4,458	105,414	109,872
Projected cash payments for employee benefit plans	1,277	21,244	22,521
Total on-balance sheet obligations	$429,541	$709,457	$1,138,998

(1)Represents junior subordinated debt, which is subject to call options where early redemption requires appropriate notice. For further discussion see Note 10 — Federal Home Loan Bank Advances and Long-Term Debt in this Form 10-K.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activities in 2021, 2020, and 2019. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. As of December 31, 2021, East West held $345.0 million in cash and cash equivalents, after receiving $200.0 million in dividends from the Bank. In comparison, as of December 31, 2020, East West held $439.1 million in cash and cash equivalents, after receiving $511.0 million in dividends from the Bank. The dividends from the Bank to East West have historically been sufficient to meet the projected cash obligations of the parent company for the coming year.

Liquidity Risk — Liquidity Stress Testing. Liquidity stress testing is performed at the Company and Bank level, as well as at the foreign subsidiary and foreign branch levels. Stress tests and scenario analyses are intended to quantify the potential impact of a liquidity event on the financial and liquidity position of the entity. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of December 31, 2021, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty of economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of impact on its business and financial position. For more information of how the COVID-19 pandemic may impact our liquidity, see Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic in this Form 10-K.

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

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company uses both a static balance sheet and a forward growth balance sheet to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve (“rate shock”) and a gradual non-parallel shift in the yield curve (“rate ramp”) over a static balance sheet. In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instrument future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. The Company used full betas with each incremental rate increase in the rate ramp scenarios, and did not assume lags in repricing. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in benchmark interest rates. The model is also sensitive to the loan and investment prepayment assumptions that are based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, the Federal Reserve reduced the benchmark federal funds rate to a target range of 0.00% to 0.25%. Throughout 2021, it elected to follow this approach as pandemic-related risks to the economy were likely to persist for the foreseeable future. At its January 2022 meeting, the Federal Reserve maintained the target interest rate at a range of 0.00% to 0.25% but reiterated its commitment to a shift away from pandemic-era economic stimulus toward containing inflation and signaled that the Federal Reserve was on track to raise interest rates in 2022 and 2023.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in an upward direction as of December 31, 2021 and 2020:

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	December 31,
	2021	2020
+200	19.5%	12.6%
+100	9.4%	5.6%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore have a more modest impact, and non-parallel gradual rate shift scenarios may give a more meaningful estimate of the Company’s underlying interest rate risk. The rate ramp table below shows the net income volatility under a gradual non-parallel shift of the yield curve upward, in even quarterly increments over the first 12 months, followed by rates held constant thereafter:

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	December 31,
	2021	2020
+200 Rate Ramp	9.2%	4.9%
+100 Rate Ramp	4.1%	2.2%
-100 Rate Ramp	NM	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income under a gradual non-parallel shift in even quarterly increments over 12 months.

As of December 31, 2021, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase if interest rates rise. The Company is naturally asset sensitive due to the large share of variable rate loans in its loan portfolio, which are primarily linked to Prime and LIBOR indices. The Company’s interest income is sensitive to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates.

As of December 31, 2021, the Company’s estimated twelve-month net interest income sensitivity was higher under both non-parallel rate shift and ramp increases, as compared with the sensitivity as of December 31, 2020. The increased rate sensitivity in the Company’s net interest income was primarily due to an increase in noninterest-bearing deposits and updated deposit assumptions.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in an upward direction as of December 31, 2021 and 2020:

Change in Interest Rates (in bps)	EVE Volatility (1)
	December 31,
	2021	2020
+200	7.1%	9.6%
+100	3.5%	4.8%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of December 31, 2021, compared with the results as of December 31, 2020. The changes in EVE sensitivity during this period were primarily due to changes in the level and shape of the yield curve, as well as changes in the balance sheet mix.

The Company’s EVE profile as of December 31, 2021, reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

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

The following table summarizes certain information about derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of December 31, 2021 and 2020:

	December 31,
($ in thousands)	2021		2020
	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts:	$275,000	$86,531	$275,000	$84,269
Fair value:
Recognized as an asset	—	—	—	—
Recognized as a liability	57	225	1,864	235
Net fair value	$(57)	$(225)	$(1,864)	$(235)
Weighted average interest rates:
Pay fixed (receive floating)	0.351% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Weighted average remaining term to maturity (in months):	13.9	2.7	25.8	2.6
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$17,575,420	$1,874,681	$18,155,678	$3,108,488
Fair value:
Recognized as an asset	240,222	21,033	489,132	30,300
Recognized as a liability	179,905	15,276	315,834	22,524
Net fair value	$60,317	$5,757	$173,298	$7,776

NM — Not meaningful.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in the Company’s asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. We use derivatives to hedge the risk of variable cash flows that the Company is exposed to from its variable interest rate borrowings, including repurchase agreements and FHLB advances. The Company also uses derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s investment in East West Bank (China) Limited. For both cash flow and net investment hedges, the change in the fair value of the hedging instruments is recognized in AOCI, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forward contracts. As of December 31, 2021, the outstanding foreign currency forward contracts effectively hedged approximately 50% of the net RMB exposure from East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments during 2021 reflect actions taken for interest rate risk and foreign exchange rate risk management. The Company repositions its derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company offers various interest rate derivative contracts to its customers. For the interest rate contracts entered into with its customers, the Company managed its interest rate risk by entering into offsetting interest rate contracts with third-party financial institutions and central clearing organizations. Certain derivative contracts entered into with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to any specific Company assets or liabilities on the Consolidated Balance Sheet, or to forecasted transactions in a hedging relationship, and are therefore classified as economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on the derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. As of December 31, 2021, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of energy commodity price fluctuations. To economically hedge against the risk of commodity price fluctuations in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions and central clearing organizations. Certain derivative contracts entered into with central clearing organizations are settled to market daily, to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

Critical Accounting Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following is a brief description of the Company’s critical accounting estimates involving significant judgments.

Allowance for Loan Losses and Unfunded Credit Commitments

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolio. Management’s ongoing determination of the appropriateness of the allowance involves significant judgements including, but not limited to, the development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of key credit risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. The allowance for credit losses considers the unique risk characteristics of the loan portfolio segments. The commercial loan portfolio is comprised of C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, HELOCs, and other consumer loans.

When similar risk characteristics exist, the Company measures the expected loan losses on a collective pool basis. Lifetime loss rate models have been adopted for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimate. Quantitative methods consider factors such as historical loss experience, the current credit quality of the portfolio, as well as an economic outlook over the life of the loan. Our allowance for credit losses is sensitive to the macroeconomic forecast assumptions. The Company incorporates forward-looking information using macroeconomic scenarios applied over the forecasted life of the loans. These macroeconomic scenarios, which are applied over a reasonable and supportable forecast period, consist of the base forecast representing management’s view of the most likely outcome reflected in the financial statements, along with two additional scenarios considered in calculating the allowance for loan loss estimate. The additional scenarios include downside and upside scenarios reflecting possible worsening or improving economic conditions. The scenarios are based on quantitative components, such as macroeconomic variables that are most relevant to the Company’s modeled credit losses, and qualitative components not already considered in the quantitative components, such as the environment factors including the uncertainties in the loan portfolio resulted from the estimated impact from the pandemic on credit losses, as well as the regulatory environment.

Under the base forecast, the U.S. unemployment rate is expected to fall from below 4.0% at the start of 2022 to 3.5% by the end of 2022 and remain in this range thereafter. The U.S. real GDP is expected to grow by 4.4% for 2022 and taper down to below 3.0% by mid-2023. The downside scenario assumed a slower recovery to full employment and forecasted an increase in the U.S. unemployment rate throughout 2022, averaging 4.1% higher than the base scenario with a peak difference of 5.5% in the first quarter of 2023. A flat growth is assumed for real GDP in 2022, followed by a slower recovery thereafter. The upside scenario assumed a more optimistic view for the economic recovery, including higher annual GDP growth at 6.3% for 2022 and a faster return to full employment by mid-2022.

The following sensitivity analysis does not represent management’s view of expected credit losses as of December 31, 2021 but is provided as hypothetical scenarios to assess the sensitivity of allowance for credit losses considering the impact of alternative macroeconomic forecasts. If the Company applied a 100% weighting to the downside scenario rather than a weighting of multiple scenarios, and excluded the effects of the qualitative components to the allowance for credit losses, the difference between the weighted qualitative modeled loss estimates and downside scenario as of December 31, 2021 are as follows:
•An increase of approximately $166 million in the allowance for credit losses for the commercial loan portfolio and its lending-related commitments.

•An increase of approximately $5 million in the allowance for credit losses for the consumer loan portfolio and its lending-related commitments.

The above sensitivity analysis is not intended to reflect the expected future changes in the allowance for credit losses. Additionally, qualitative factors such as the stress from the COVID-19 pandemic and the pace of the economic recovery, were excluded from the macroeconomic variables in the above sensitivity analysis, but were considered in estimating the allowance for credit losses as of December 31, 2021. While the effect of the current economic environment and the duration of the COVID-19 pandemic continues to be uncertain, the Company believes that its estimates for the allowance for credit losses are supported and reasonable.

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

Fair Value Estimates

A portion of the Company’s financial instruments are carried at fair value on the Consolidated Balance Sheet, with changes in fair value recorded either through earnings or other comprehensive income (loss). Financial instruments measured on a recurring basis include AFS debt securities, certain equity securities and derivatives.

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

Significant judgment is also required to determine the fair value hierarchy for certain financial instruments. When fair values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, the financial assets and liabilities are classified as Level 3 of the fair value hierarchy established under ASC 820-10, Fair Value Measurement. Total recurring Level 3 assets were $215 thousand and $273 thousand as of December 31, 2021 and 2020, respectively, and there were no recurring Level 3 liabilities as of December 31, 2021 and 2020.

Assets measured on a nonrecurring basis, include certain individually evaluated loans held-for-investment, loans held-for-sale, investments in qualified affordable housing partnerships, tax credit and other investments, OREO and other nonperforming assets. Total non-recurring Level 3 assets were $127.0 million and $208.8 million as of December 31, 2021 and 2020, respectively.

For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment

The Company assesses goodwill for impairment annually, or more frequently if events or circumstances change that indicate a potential impairment at the reporting unit level. The Company has the option to perform a qualitative assessment of goodwill to determine whether it is likely or not the fair value is less than its carrying amount or elect to bypass the qualitative test and proceed directly to a quantitative test. Factors considered in qualitative assessments may include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other specific reporting unit considerations. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying fair value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. In order to determine the fair value of the reporting units, a combined income approach and market approach is used.

Significant judgments are applied and assumptions are made when estimating the fair value of the reporting units. Estimates of fair value are dependent upon various factors including estimates of the profitability of the Company’s reporting units, long term growth rates and the estimated market cost of equity, such as the discount rate and price multiples of comparable companies. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. Certain events or circumstances could have a negative effect on the estimated fair value of the reporting units, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions and adverse regulatory or legislative changes, which could result in a material impairment charge to earnings in a future period. As of December 31, 2021, there is no goodwill impairment booked as a result of the evaluation. For additional information on goodwill, see in Note 1 — Summary of Significant Accounting Policies and Note 8 — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in this Form 10-K. For information on how reporting units were determined and the methodology and assumptions used to determine reporting unit fair values, see Note 17 — Business Segments in this Form 10-K.

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

Accrued taxes represent the net estimated amount due to or due from various tax jurisdictions in the current year and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, tax credits, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and makes adjustments to accrued taxes as new information becomes available.

Deferred tax assets represent amounts available to reduce income taxes payable in future years. Such assets arise due to temporary differences between the financial accounting basis and the income tax basis of assets and liabilities, as well as from net operating losses and tax credit carryforwards. The Company regularly evaluates the realizability of deferred tax assets. The available evidence used in connection with the evaluations includes taxable income, potential tax-planning strategies, and projected future reversals of deferred tax items. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. Uncertain tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of benefit to recognize. An uncertain tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Tax benefits not meeting our realization criteria represent unrecognized tax benefits. The Company establishes a liability for potential taxes, interest and penalties related to uncertain tax positions based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2021. See Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for additional information on income taxes.

Recently Issued Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted and recent accounting standards, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. A non-GAAP financial measure may also be a financial metric that is not required by U.S. GAAP or other applicable requirements. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

During 2020, the Company recorded $10.7 million in recoveries, of which $1.1 million was recorded as an impairment recovery, and $5.1 million in uncertain tax position related to DC Solar. In addition, the Company prepaid $150.0 million of repurchase agreements and incurred a debt extinguishment cost of $8.7 million in 2020. During 2019, the Company recorded a $7.0 million impairment charge, reversed $30.1 million of certain previously claimed tax credits and subsequently recovered $1.6 million related to DC Solar.

The following tables present the reconciliation of U.S. GAAP to non-GAAP financial measures of 2021, 2020 and 2019:

($ and shares in thousands, except per share data)		Year Ended December 31,
		2021	2020	2019
Net income	(a)	$872,981	$567,797	$674,035
Adjustments related to DC Solar
Add: Impairment charge (1)		—	—	6,978
Less: Recoveries (1)		—	(10,739)	(1,583)
Tax effect of adjustments (2)		—	3,047	(1,595)
Add: Reversal of certain previously claimed tax credits		—	—	30,104
Add: Uncertain tax position recorded in income tax expense		—	5,127	—
Non-GAAP net income	(b)	$872,981	$565,232	$707,939

Diluted weighted-average number of shares outstanding		143,140	142,991	146,179

Diluted EPS		$6.10	$3.97	$4.61
Adjustments related to DC Solar
Impairment charge, net of tax		—	—	0.03
Recoveries, net of tax		—	(0.06)	(0.01)
Reversal of certain previously claimed tax credits		—	—	0.21
Uncertain tax position recorded in income tax expense		—	0.04	—
Non-GAAP diluted EPS		$6.10	$3.95	$4.84

Average total assets	(c)	$59,251,091	$48,937,793	$42,484,885
Average stockholders’ equity	(d)	$5,559,212	$5,082,186	$4,760,845
ROA	(a)/(c)	1.47%	1.16%	1.59%
Non-GAAP ROA	(b)/(c)	1.47%	1.16%	1.67%
ROE	(a)/(d)	15.70%	11.17%	14.16%
Non-GAAP ROE	(b)/(d)	15.70%	11.12%	14.87%

(1)Included in Amortization of tax credit and other investments on the Consolidated Statement of Income.
(2)Applied statutory tax rates of 28.77% for 2021, 28.37% for 2020 and 29.56% for 2019.

($ in thousands)		Year Ended December 31,
		2021	2020	2019
Net interest income before provision for credit losses	(a)	$1,531,571	$1,377,193	$1,467,813
Total noninterest income		285,895	235,547	222,245	(1)
Total revenue	(b)	$1,817,466	$1,612,740	$1,690,058

Total noninterest expense	(c)	$796,089	$716,322	$747,456	(1)
Less: Amortization of tax credit and other investments		(122,457)	(70,082)	(98,383)	(1)
Amortization of core deposit intangibles		(2,749)	(3,634)	(4,518)
Repurchase agreements’ extinguishment cost		—	(8,740)	—
Non-GAAP noninterest expense	(d)	$670,883	$633,866	$644,555

Efficiency ratio	(c)/(b)	43.80%	44.42%	44.23%
Non-GAAP efficiency ratio	(d)/(b)	36.91%	39.30%	38.14%

(1)In the fourth quarter of 2020, the Company reclassified certain income/losses from equity-method investments from Amortization of tax credit and other investments to Other investment income, with no effect on net income. Prior-period amounts have been revised to conform with the current presentation.

($ and shares in thousands, except per share data)		December 31,
		2021	2020	2019
Stockholders’ equity	(a)	$5,837,218	$5,269,175	$5,017,617
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(9,334)	(11,899)	(16,079)
Non-GAAP tangible common equity	(b)	$5,362,187	$4,791,579	$4,535,841

Total assets	(c)	$60,870,701	$52,156,913	$44,196,096
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(9,334)	(11,899)	(16,079)
Non-GAAP tangible assets	(d)	$60,395,670	$51,679,317	$43,714,320

Total stockholders’ equity to total assets	(a)/(c)	9.59%	10.10%	11.35%
Non-GAAP tangible common equity to tangible assets	(b)/(d)	8.88%	9.27%	10.38%

Number of common shares, at period-end	(e)	141,908	141,565	145,625
Non-GAAP tangible common equity per share	(b)/(e)	$37.79	$33.85	$31.15

(1)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Year Ended December 31,
		2021	2020	2019
Net income		$872,981	$567,797	$674,035
Add: Amortization of core deposit intangibles		2,749	3,634	4,518
Amortization of mortgage servicing assets		1,679	1,920	2,738
Tax effect of adjustments (1)		(1,274)	(1,575)	(2,145)
Non-GAAP tangible net income	(a)	$876,135	$571,776	$679,146

Average stockholders’ equity		$5,559,212	$5,082,186	$4,760,845
Less: Average goodwill		(465,697)	(465,697)	(465,663)
Average other intangible asset (2)		(10,535)	(13,769)	(19,340)
Non-GAAP average tangible equity	(b)	$5,082,980	$4,602,720	$4,275,842

Non-GAAP return on average tangible equity	(a)/(b)	17.24%	12.42%	15.88%

(1)Applied statutory rate of 28.77% for 2021, 28.37% for 2020, and 29.56% for 2019.
(2)Includes core deposit intangibles and mortgage servicing assets.

Yield on Average Loans ($ in thousands)		Year Ended December 31,
		2021	2020	2019
Interest income on loans	(a)	$1,424,900	$1,464,382	$1,717,415
Less: Interest income on PPP loans		(55,198)	(43,271)	—
Adjusted interest income on loans	(b)	1,369,702	1,421,111	1,717,415

Average loans	(c)	$39,716,697	$36,799,017	$33,373,136
Less: Average PPP loans		(1,393,302)	(1,236,246)	—
Adjusted average loans	(d)	$38,323,395	$35,562,771	$33,373,136

Average loan yield (1)	(a)/(c)	3.59%	3.98%	5.15%
Adjusted average loan yield (1)	(b)/(d)	3.57%	4.00%	5.15%

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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

Allowance for loan losses for loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326) as of January 1, 2020. As of December 31, 2021, the allowance for loan losses (ALL) was $542 million, which includes the ALL for commercial loans evaluated on a collective pool basis (the commercial collective ALL). The ALL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The December 31, 2021 commercial collective ALL included quantitative and qualitative components (together, the collective ALL). The Company developed and documented the collective ALL methodology at the portfolio segment level. The collective ALL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (C&I) and commercial real estate (CRE), which also included multifamily residential, and construction and land loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE projected probability of defaults (PDs) and loss given defaults (LGDs) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE model considers the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the commercial collective ALL, if these factors have not already been captured by the quantitative model.

We identified the assessment of the December 31, 2021 commercial collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimates, including controls over the:

•development of the collective ALL methodology

•continued use and appropriateness of changes made to the quantitative models

•performance monitoring of the quantitative models for the December 31, 2021 commercial collective ALL

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

We evaluated the Company’s process to develop the collective ALL estimates by testing the models, significant data elements and assumptions that the Company used, and considered the relevance and reliability of such models, data, factors, and assumptions. We performed ratio and trend analysis over key ratios and peer comparison information relevant to the collective ALL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the assessment, conceptual soundness and performance testing of the quantitative models, which are based on historical loss experience by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the judgments made by the Company in selecting the macroeconomic forecast scenarios, including the reasonable and supportable period and the related probability-weighted macroeconomic forecast scenarios

•determining whether the loan portfolio is pooled based on loans with similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•evaluating risk ratings for a selection of collectively evaluated loans

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
February 28, 2022

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2021	2020
ASSETS
Cash and due from banks	$527,317	$592,117
Interest-bearing cash with banks	3,385,618	3,425,854
Cash and cash equivalents	3,912,935	4,017,971
Interest-bearing deposits with banks	736,492	809,728
Assets purchased under resale agreements (“resale agreements”)	2,353,503	1,460,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $10,087,179 in 2021 and $5,470,523 in 2020; includes assets pledged as collateral of $803,896 in 2021 and $588,484 in 2020)	9,965,353	5,544,658
Restricted equity securities, at cost	77,434	83,046
Loans held-for-sale	635	1,788
Loans held-for-investment (net of allowance for loan losses of $541,579 in 2021 and $619,983 in 2020; includes assets pledged as collateral of $27,672,561 in 2021 and $23,263,517 in 2020)	41,152,202	37,770,972
Investments in qualified affordable housing partnerships, net	289,741	213,555
Investments in tax credit and other investments, net	338,522	266,525
Premises and equipment (net of accumulated depreciation of $139,358 in 2021 and $127,884 in 2020)	97,302	103,251
Goodwill	465,697	465,697
Operating lease right-of-use assets	98,632	95,460
Other assets	1,382,253	1,324,262
TOTAL	$60,870,701	$52,156,913
LIABILITIES
Deposits:
Noninterest-bearing	$22,845,464	$16,298,301
Interest-bearing	30,505,068	28,564,451
Total deposits	53,350,532	44,862,752
Short-term borrowings	—	21,009
Federal Home Loan Bank (“FHLB”) advances	249,331	652,612
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	151,997	151,739
Operating lease liabilities	105,534	102,830
Accrued expenses and other liabilities	876,089	796,796
Total liabilities	55,033,483	46,887,738
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,790,645 and 167,240,600 shares issued in 2021 and 2020, respectively	168	167
Additional paid-in capital	1,893,557	1,858,352
Retained earnings	4,683,659	4,000,414
Treasury stock, at cost 25,882,691 shares in 2021 and 25,675,371 shares in 2020	(649,785)	(634,083)
Accumulated other comprehensive (loss) income (“AOCI”), net of tax	(90,381)	44,325
Total stockholders’ equity	5,837,218	5,269,175
TOTAL	$60,870,701	$52,156,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$1,424,900	$1,464,382	$1,717,415
AFS debt securities	143,983	82,553	67,838
Resale agreements	32,239	21,389	28,061
Restricted equity securities	2,081	1,543	2,468
Interest-bearing cash and deposits with banks	15,531	25,175	66,518
Total interest and dividend income	1,618,734	1,595,042	1,882,300
INTEREST EXPENSE
Deposits	69,159	184,742	375,802
Short-term borrowings	42	1,504	1,763
FHLB advances	6,881	13,792	16,697
Repurchase agreements	7,999	11,766	13,582
Long-term debt and finance lease liabilities	3,082	6,045	6,643
Total interest expense	87,163	217,849	414,487
Net interest income before (reversal of) provision for credit losses	1,531,571	1,377,193	1,467,813
(Reversal of) provision for credit losses	(35,000)	210,653	98,685
Net interest income after (reversal of) provision for credit losses	1,566,571	1,166,540	1,369,128
NONINTEREST INCOME
Lending fees	77,704	74,842	63,670
Deposit account fees	71,261	48,148	38,648
Interest rate contracts and other derivative income	22,913	31,685	39,865
Foreign exchange income	48,977	22,370	26,398
Wealth management fees	25,751	17,494	16,547
Net gains on sales of loans	8,909	4,501	4,035
Net gains on sales of AFS debt securities	1,568	12,299	3,930
Other investment income	16,852	10,641	18,117
Other income	11,960	13,567	11,035
Total noninterest income	285,895	235,547	222,245
NONINTEREST EXPENSE
Compensation and employee benefits	433,728	404,071	401,700
Occupancy and equipment expense	62,996	66,489	69,730
Deposit insurance premiums and regulatory assessments	17,563	15,128	12,928
Deposit account expense	16,152	13,530	14,175
Data processing	16,263	16,603	13,533
Computer software expense	30,600	29,033	26,471
Consulting expense	6,517	5,391	9,846
Legal expense	8,015	7,766	8,441
Other operating expense	81,798	79,489	92,249
Amortization of tax credit and other investments	122,457	70,082	98,383
Repurchase agreements’ extinguishment cost	—	8,740	—
Total noninterest expense	796,089	716,322	747,456
INCOME BEFORE INCOME TAXES	1,056,377	685,765	843,917
INCOME TAX EXPENSE	183,396	117,968	169,882
NET INCOME	$872,981	$567,797	$674,035
EARNINGS PER SHARE (“EPS”)
BASIC	$6.16	$3.99	$4.63
DILUTED	$6.10	$3.97	$4.61
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,826	142,336	145,497
DILUTED	143,140	142,991	146,179

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$872,981	$567,797	$674,035
Other comprehensive income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(137,950)	54,666	43,402
Net changes in unrealized gains (losses) on cash flow hedges	1,487	(1,230)	—
Foreign currency translation adjustments	1,757	9,297	(3,636)
Other comprehensive (loss) income	(134,706)	62,733	39,766
COMPREHENSIVE INCOME	$738,275	$630,530	$713,801

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2018	144,961,363	$1,789,977	$3,160,132	$(467,961)	$(58,174)	$4,423,974
Cumulative-effect of change in accounting principle related to leases (1)	—	—	10,510	—	—	10,510
Net income	—	—	674,035	—	—	674,035
Other comprehensive income	—	—	—	—	39,766	39,766
Warrants exercised	180,226	1,711	—	2,732	—	4,443
Issuance of common stock pursuant to various stock compensation plans and agreements	754,372	34,824	—	—	—	34,824
Repurchase of common stock pursuant to various stock compensation plans and agreements	(270,576)	—	—	(14,635)	—	(14,635)
Cash dividends on common stock ($1.055 per share)	—	—	(155,300)	—	—	(155,300)
BALANCE, DECEMBER 31, 2019	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (2)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	567,797	—	—	567,797
Other comprehensive income	—	—	—	—	62,733	62,733
Issuance of common stock pursuant to various stock compensation plans and agreements	618,641	32,007	—	—	—	32,007
Repurchase of common stock pursuant to various stock compensation plans and agreements	(207,115)	—	—	(8,253)	—	(8,253)
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($1.100 per share)	—	—	(158,793)	—	—	(158,793)
BALANCE, DECEMBER 31, 2020	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	872,981	—	—	872,981
Other comprehensive loss	—	—	—	—	(134,706)	(134,706)
Issuance of common stock pursuant to various stock compensation plans and agreements	550,045	35,206	—	—	—	35,206
Repurchase of common stock pursuant to various stock compensation plans and agreements	(207,320)	—	—	(15,702)	—	(15,702)
Cash dividends on common stock ($1.320 per share)	—	—	(189,736)	—	—	(189,736)
BALANCE, DECEMBER 31, 2021	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218

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

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$872,981	$567,797	$674,035
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(35,000)	210,653	98,685
Depreciation and amortization	156,792	119,908	144,178
Accretion of discount and amortization of premiums, net	33,467	(16,456)	(22,379)
Stock compensation costs	32,567	29,237	30,761
Deferred income tax benefit	4,762	(41,515)	(21,604)
Net gains on sales of loans	(8,909)	(4,501)	(4,035)
Gains on sales of AFS debt securities	(1,568)	(12,299)	(3,930)
Net gains on sales of other real estate owned ("OREO") and other foreclosed assets	(1,977)	(207)	(233)
Impairment on OREO and other foreclosed assets	5,151	3,717	9
Loans held-for-sale:
Originations and purchases	(11,155)	(81,662)	(10,569)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	12,552	80,659	10,436
Proceeds from distributions received from equity method investees	13,117	8,786	3,470
Net change in accrued interest receivable and other assets	124,496	(340,566)	(172,506)
Net change in accrued expenses and other liabilities	(29,412)	170,420	6,015
Other net operating activities	558	(1,327)	812
Total adjustments	295,441	124,847	59,110
Net cash provided by operating activities	1,168,422	692,644	733,145
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(189,836)	(154,887)	(146,902)
Interest-bearing deposits with banks	73,263	(613,400)	170,455
Resale agreements:
Proceeds from paydowns and maturities	982,694	450,000	650,000
Purchases	(1,876,197)	(800,000)	(325,000)
AFS debt securities:
Proceeds from sales	308,812	525,433	627,110
Proceeds from repayments, maturities and redemptions	1,766,184	2,070,131	1,155,002
Purchases	(6,779,655)	(4,758,254)	(2,303,317)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	606,410	331,864	288,823
Purchases	(1,045,456)	(389,863)	(524,142)
Other changes in loans held-for-investment, net	(2,877,438)	(3,546,596)	(2,183,665)
Premises and equipment:
Proceeds from sales	329	5,154	403
Purchases	(6,017)	(2,656)	(9,859)
Proceeds from sales of OREO and other foreclosed assets	54,338	295	1,224
Purchase of bank-owned life insurance	(150,000)	—	—
Distributions received from equity method investees	14,440	15,901	9,502
Other net investing activities	925	(6,858)	(2,560)
Net cash used in investing activities	(9,117,204)	(6,873,736)	(2,592,926)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,464,285	7,482,845	1,903,717
Net decrease in short-term borrowings	(21,143)	(9,016)	(28,535)
FHLB advances:
Proceeds	400	10,300	1,500,000
Repayments	(405,400)	(105,300)	(1,082,001)
Repurchase agreements:
Proceeds	—	48,063	—
Repayment	—	(198,063)	—
Extinguishment cost	—	(8,740)	—
Long-term debt and lease liabilities:
Proceeds from long-term debt	—	1,437,269	—
Repayments of long-term debt and lease liabilities	(1,206)	(1,438,335)	(884)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,573	2,326	3,383
Stock tendered for payment of withholding taxes	(15,702)	(8,253)	(14,635)
Repurchase of common stock pursuant to the Stock Repurchase Program	—	(145,966)	—
Cash dividends paid	(188,762)	(158,222)	(155,107)
Net cash provided by financing activities	7,835,045	6,908,908	2,125,938
Effect of exchange rate changes on cash and cash equivalents	8,701	29,006	(6,385)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(105,036)	756,822	259,772
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,017,971	3,261,149	3,001,377
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,912,935	$4,017,971	$3,261,149

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$87,684	$233,139	$418,840
Income taxes, net	$139,460	$116,416	$158,296
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$599,610	$329,069	$285,637
Loans transferred to OREO	$49,485	$19,504	$2,013

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2021, the Company operates in more than 120 locations in the United States (“U.S.”) and China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Massachusetts, Georgia, Washington, Nevada and Illinois. In China, East West’s presence includes full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen. The Bank has a banking subsidiary based in China — East West Bank (China) Limited.

In 2019, the Company acquired East West Markets, LLC, a registered broker-dealer, and established East West Investment Management LLC, an investment adviser. Both East West Markets, LLC and East West Investment Management LLC are wholly-owned subsidiaries of East West.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2021 presentation.

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

Assets Purchased under Resale Agreements and Assets Sold under Repurchase Agreements — Resale agreements are recorded as receivables based on the values at which the securities or loans are acquired. Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. The Company monitors the values of the underlying assets collateralizing the resale and repurchase agreements, including accrued interest, and obtains or posts additional collateral in order to maintain the appropriate collateral requirements for the transactions. In addition, the Company has elected to offset resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. For allowance for credit losses on resale agreements, refer to the Allowance for Collateral-Dependent Financial Assets section of this note for details.

Securities — The Company’s securities include various debt securities, marketable equity securities and restricted equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company classifies its debt securities as trading securities, AFS or held-to-maturity debt securities based on management’s intention on the date of the purchase.

Debt securities are purchased for liquidity and investment purposes, as part of asset-liability management and other strategic activities. Debt securities for which the Company does not have the positive intention and ability to hold to maturity are classified as AFS. AFS debt securities are reported at fair value with unrealized gains and losses, net of applicable income taxes, and are included in AOCI, net of the allowance for credit losses. Interest income, including amortization of any premium or discount, is included in net income. We recognize realized gains and losses on the sale of AFS debt securities in earnings, using the specific identification method. For allowance for credit losses on AFS debt securities, refer to the Allowance for Credit Losses on Available-for-Sale Debt Securities section of this note for details.

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

Our impairment review for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity method and cost method investments, we reduce the asset’s carrying value when we consider declines in value to be other-than-temporary impairment (“OTTI”). For securities accounted for under the measurement alternative, we reduce the asset value when the fair value is less than the carrying value, without the consideration of recovery.

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

The Company has implemented various loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. As provided under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021 (“CAA”), the Company has elected not to apply TDR classification to any COVID-19 pandemic- related loan modifications that were executed after March 1, 2020 and earlier of (A) 60 days after the national emergency termination date concerning the COVID-19 pandemic outbreak or (B) January 1, 2022 to borrowers who were current as of December 31, 2019. For loans that were modified in response to the COVID-19 pandemic that do not meet the CARES Act criteria (e.g., current payment status as of December 31, 2019), the Company has applied the guidance included in the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customer Affected by the Coronavirus (Revised)” (the “Interagency Statement”) issued by the federal banking regulators on April 7, 2020. The Interagency Statement states that short-term loan modifications (i.e. six months or less) are not TDRs if they were made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current as of the implementation date of a loan modification program. The aging on the delinquency of the loans modified under the CARES Act, as amended by the CAA, and the Interagency Statement is frozen at the time of the modification. Interest income continues to be recognized over the accommodation period.

Paycheck Protection Program — In 2020 and 2021, the Company accepted Paycheck Protection Program (“PPP”) applications and originated loans to qualified small businesses under the PPP established by the CARES Act. The SBA stopped accepting new loan applications on May 31, 2021. PPP loans are included in the C&I loan portfolio, carrying an interest rate of 1%, and are 100% guaranteed by the Small Business Administration (“SBA”). No allowance for loan losses was recorded for these loans as of December 31, 2021 and 2020. As of December 31, 2021, the Company had approximately 1,800 SBA 7(a) approved PPP loans with an outstanding loan balance of $534.2 million. The majority of the Company’s remaining PPP loans have a term of five years. The SBA paid the Company fees for processing PPP loans and such fees are accounted for as loan origination fees, where net deferred fees are recognized over the estimated life of the loan as a yield adjustment on the loans. Under the terms of the PPP, if certain conditions are satisfied, such loans are eligible to be forgiven in which case the SBA will make payments to the Company for the forgiven amounts. If a loan is paid off or forgiven by the SBA prior to its projected estimated life, the remaining unamortized deferred fees will be recognized as interest income in that period.

Allowance for Loan Losses — The Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, which introduced a new current expected credit losses (“CECL”) model. The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities; it is increased by the provision for credit losses and decreased by net charge-offs. The allowance for loan losses is evaluated quarterly by management based on regular reviews of the collectability of the Company’s loans, and more often if deemed necessary. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level. The commercial loan portfolio is comprised of C&I, CRE, multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, HELOCs, and other consumer loans.

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

When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Individually assessed loans include nonaccrual and TDR loans. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. The following three different asset valuation measurement methods are available: (1) the present value of expected future cash flows, (2) the fair value of collateral less costs to sell, and (3) the loan's observable market price. The allowance for loan losses for collateral-dependent loans is determined based on the fair value of the collateral less costs to sell. For loans that are not collateral-dependent, the Company applies the present value of expected future cash flows valuation or the market value of the loan. When the loan is deemed uncollectible, it is the Company’s policy to charge off the uncollectible amount against the allowance for credit losses.

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

The allowance for unfunded credit commitments is maintained at a level believed by management to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities. For all off-balance sheet instruments and commitments, the unfunded credit exposure is calculated using assumptions based on the Company's historical utilization experience in related portfolio segments. Loss rates are applied to the calculated exposure balances to estimate the allowance for unfunded credit commitments. Other elements such as credit risk factors for loans outstanding, terms and expiration dates of the unfunded credit facilities, and other pertinent information are considered to determine the adequacy of the allowance.

The allowance for unfunded credit commitments is included in the Accrued expenses and other liabilities on the Consolidated Balance Sheet. Changes to the allowance for unfunded credit commitments are included in Provision for credit losses on the Consolidated Income Statements.

Allowance for Credit Losses on Available-for-Sale Debt Securities — For each reporting period, every AFS debt security that is in an unrealized loss position is individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost of the AFS debt security, excluding accrued interest. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt security’s ratings and other qualitative factors. For AFS debt securities that are guaranteed or issued by the U.S. government, or government-sponsored enterprises of high credit quality, the Company applies a zero credit loss assumption.

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

Other-Than-Temporary Impairment Assessment on AFS Debt Securities Prior to the Adoption of the CECL Guidance, Applicable for the Year Ended December 31, 2019 — For each reporting period, debt securities classified as either AFS or held-to-maturity debt securities that were in an unrealized loss position were analyzed as part of the Company’s ongoing OTTI assessment. The initial indicator of OTTI was a decline in fair value below the amortized cost of the debt security. In determining whether OTTI had occurred, the Company considered the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, changes in the debt securities’ ratings and other qualitative factors, as well as whether the Company either planned to sell the debt security or it was more-likely-than-not that it would be required to sell the debt security before recovery of the amortized cost. When the Company did not intend to sell the impaired debt security and it was more-likely-than-not that the Company would not be required to sell the impaired debt security prior to recovery of its amortized cost basis, the credit component of an OTTI of the impaired debt security was recognized as OTTI loss on the Consolidated Statement of Income and the non-credit component was recognized in other comprehensive income. This applied for both AFS and held-to-maturity debt securities. If the Company intended to sell the impaired debt security or it was more-likely-than-not that the Company would be required to sell the impaired debt security prior to recovery of its amortized cost basis, the full amount of the impairment loss (equal to the difference between the debt security’s amortized cost basis and its fair value at the balance sheet date) was recognized as OTTI loss on the Consolidated Statement of Income. Following the recognition of OTTI, the debt security’s new amortized cost basis was the previous basis minus the OTTI amount recognized in earnings.

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

Allowance for Purchased Credit Deteriorated Assets — ASU 2016-13 replaces the concept of purchased credit impaired (“PCI”) accounting under ASC 310-30 Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality with the concept of purchased financial assets with credit deterioration. The Company adopted ASU 2016-13 using the prospective transition approach for Purchased Credit Deteriorated (“PCD”) assets that were previously classified as PCI assets. PCD financial assets are defined as acquired individual financial assets (or groups with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination. For PCD debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Beginning January 1, 2020, for any asset designated as a PCD asset at the time of acquisition, the Company estimates and records an allowance for credit losses, which is added to the purchase price to establish the initial amortized cost basis of the financial asset. Hence, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The non-credit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

Allowance for Credit Losses Prior to the Adoption of the CECL Guidance, Applicable for the Year Ended December 31, 2019 — Prior to CECL adoption, the allowance of credit losses represented the Company’s estimate of probable credit losses inherent in the lending activities, and consisted of general and specific reserves. Impaired loans were subject to specific reserves. Non-impaired loans were evaluated as part of the general reserve. General reserves were calculated by utilizing both quantitative and qualitative factors. There were different qualitative risks for the loans in each portfolio segment. Predominant risk characteristics of the CRE, multifamily, single-family residential, and HELOC loans considered the collateral and geographic locations of the properties collateralizing the loans. Predominant risk characteristics of the C&I loans included cash flows, debt service and collateral of the borrowers and guarantors, as well as the economic and market conditions.

Impaired Loans Prior to the Adoption of the CECL Guidance, Applicable for the Years Ended December 31, 2019 — Impaired loans were identified and evaluated for impairment on an individual basis. A loan was considered impaired when, based on current information and events, it was probable that the Company would not be able to collect all scheduled payments of principal or interest due in accordance with the original contractual terms of the loan agreement. Factors considered by management in determining and measuring loan impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impaired loans were measured based on the present value of expected future cash flows discounted at a designated discount rate or, as appropriate, at the loan’s observable market price or the fair value of the collateral, if the loan was collateral dependent, less cost to sell.

Purchased Credit-Impaired Loans Prior to the Adoption of the CECL Guidance, Applicable for the Year Ended December 31, 2019 — Acquired loans were recorded at fair value as of acquisition date in accordance with ASC 805, Business Combinations. A purchased loan was deemed to be credit impaired when there was evidence of credit deterioration since its origination and it was probable at the acquisition date that the Company would be unable to collect all contractually required payments and was accounted for under ASC 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality. Under ASC 310-30, loans were recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses was not carried over or recorded as of the acquisition date.

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

The Company records investments in tax credit and other investments, net, using either the equity method, cost method of accounting or the measurement alternative method of accounting. The tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns in the year the credit arises under the flow-through method of accounting. The investments are reviewed for impairment on an annual basis or on an interim basis, if an event occurs that would trigger potential impairment.

Premises and Equipment, Net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	25 years
Furniture, fixtures and equipment, and building improvements	3 to 7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

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

Goodwill and Other Intangible Assets — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that indicate a potential impairment at the reporting unit level. The Company assesses goodwill for impairment at each operating segment level. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying value, quantitative tests are not required. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. Factors considered in the qualitative assessments include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other reporting unit specific considerations. The Company uses a combined income and market approach in its quantitative valuation methodologies. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. Goodwill impairment loss is recorded as a charge to noninterest expense and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are not allowed.

Other intangible assets are mainly comprised of core deposit intangibles and are included in Other assets on the Consolidated Balance Sheet. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposits assumed in various acquisitions. Core deposit intangibles are amortized over the projected useful lives of the deposits, which is between eight to 15 years. The impairment test is performed annually, or more frequently as events occur or changes in circumstances indicate that the intangible asset’s carrying values may not be recoverable. Impairment on core deposit intangibles is recognized by writing down the asset as a charge to noninterest expense to the extent that the carrying value exceeds the estimated fair value.

Derivatives — As part of its asset and liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives. Derivatives utilized by the Company include primarily swaps, forwards and option contracts. Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported within Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments, the change in the fair value of hedges is recognized in AOCI on the Consolidated Balance Sheet and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses of cash flow hedges are recorded in the same line item as the hedged interest payment within Interest expense on the Consolidated Statements of Income.

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

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is either sold or substantially liquidated, changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income. If a cash flow hedge is discontinued, the derivative net gain or loss will remain in AOCI and reclassified into earnings in the periods in which the hedged forecasted cash flow affects earnings.

The Company also offers various interest rate, foreign currency, and energy commodity derivative products to customers. These transactions are not linked to specific assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, do not qualify for hedge accounting. These contracts are recorded at fair value with changes in fair value recorded in Interest rate contracts and other derivative income and Foreign exchange income on the Consolidated Statement of Income.

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

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the nonperformance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash and securities collateral. The Company elected to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applied the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

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

The Company grants restricted stock units (“RSUs”), which include service conditions for vesting. Additionally, some of the Company’s RSUs contain performance goals and market conditions that are required to be met in order for the awards to vest. RSUs cliff vest after three years of continued employment from the date of the grant. RSUs are authorized to settle predominantly in shares of the Company’s common stock. Compensation cost for those awards is based on the quoted market price of the Company’s common stock at the grant date. Certain RSUs will be settled in cash, which subjects these RSUs to variable accounting whereby the compensation cost is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income.

For time-based RSUs, the grant-date fair value is measured at the fair value of the Company’s common stock as if the RSUs are vested and issued on the date of grant. For performance-based RSUs, the grant-date fair value considers both performance and market conditions. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. For performance-based RSUs, the compensation expense fluctuates based on the estimated outcome of meeting the performance conditions. The Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Refer to Note 13 — Stock Compensation Plans on the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers — The Company recognizes two primary types of revenue on its Consolidated Statement of Income: Net interest income and Noninterest income. The Company’s revenue from contracts with customers consists of service charges and fees related to deposit accounts, card income and wealth management fees. These revenue streams as described below comprised 35%, 29% and 26% of total noninterest income for the years ended December 31, 2021, 2020 and 2019, respectively.

•Deposit Service Charges and Related Fee Income — The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as various in-branch services, automated teller machine/debit card usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transaction fees, generally recognized by the Company at the point when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated. Deposit service charge and related fee income are recognized in all operating segments.

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

•Wealth Management Fees — The Company provides investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer the Company engages. Wealth management fees is recognized in consumer and business banking, and commercial banking segments.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company’s income tax provision and related tax accruals requires the use of estimates and judgments. Income tax expense consists of two components: current and deferred. Current tax expense represents taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Income tax liabilities (receivables) represent the estimated amounts due to (due from) the various taxing jurisdictions where the Company has established a tax presence and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. Deferred tax expense results from changes in deferred tax assets and liabilities between period, and is determined using the balance sheet method. Under the balance sheet method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Management regularly reviews the Company’s tax positions and deferred tax balances. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. Deferred tax assets net of deferred tax liabilities are included in Other assets on the Consolidated Balance Sheet. See Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K for a discussion of management’s assessment of evidence considered by the Company in establishing a valuation allowance.

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

Earnings Per Share — Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during each period, plus any incremental dilutive common share equivalents calculated for outstanding RSUs using the treasury stock method.

Foreign Currency Translation — The Company’s foreign subsidiary in China, East West Bank (China) Limited’s functional currency is in Chinese Renminbi (“RMB”). As a result, assets and liabilities of East West Bank (China) Limited are translated, for the consolidation purpose, from its functional currency into U.S. dollar (“USD”) using period-end spot foreign exchange rates. Revenues and expenses of East West Bank (China) Limited are translated, for the purpose of consolidation, from its functional currency into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are reported in Foreign exchange income on the Consolidated Statement of Income.

New Accounting Pronouncements Adopted in 2021

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
The Company adopted this guidance on January 1, 2021 using the transition guidance prescribed by this ASU. At the time of adoption, this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

ASU 2020-01, Clarifying the Interactions between Investments —Equity Securities (Topic 321), Investments —Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)	Effective for fiscal years beginning after December 15, 2020.
ASU 2020-01 clarifies that when applying the measurement alternative in Topic 321, the existing investment must be remeasured at fair value as of the date that the observable transaction occurred. This guidance also clarifies that companies are not required to assess whether the underlying securities in certain forward contracts and purchased options would be accounted for under the equity method or fair value option when determining the method of accounting for those contracts.
This guidance should be applied on a prospective basis.
The Company adopted this standard on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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

The Company adopted ASU 2020-04 and ASU 2021-01 on a prospective basis on January 1, 2021. At the time of adoption, the guidance did not have a material impact on the Company’s Consolidated Financial Statements. The Company will continue to track the exposure as of each reporting period and to assess the impact as the reference rate transition occurs through the cessation of LIBOR.

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Adopted in 2021
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables — Nonrefundable Fees and Other Costs	January 1, 2021 Early adoption is not permitted.
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
The Company adopted this guidance on a prospective basis on January 1, 2021. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2021-06, Presentation of Financial Statements (Topic 205),
Financial Services— Depository and Lending (Topic 942), and Financial Services —Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and NO. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants
	Effective for all entities from the dates of issuance on August 9, 2021.	ASU 2021-06 was issued to amend U.S. Securities and Exchange Commission (‘SEC”) paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.	The Company adopted these disclosure requirements upon issuance of the ASU 2021-06

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

Equity Securities — Equity securities consisted of mutual funds as of both December 31, 2021 and 2020. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts are classified as Level 2. As of December 31, 2021 and 2020, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Since the majority of the inputs used to value the RPAs are observable, RPAs are classified as Level 2.

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of December 31, 2021 and 2020, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private companies’ warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its oil and gas loan customers to allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black-Scholes model with assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,032,681	$—	$—	$1,032,681
U.S. government agency and U.S. government sponsored enterprise debt securities	—	1,301,971	—	1,301,971
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,228,980	—	1,228,980
Residential mortgage-backed securities	—	2,928,283	—	2,928,283
Municipal securities	—	523,158	—	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	496,443	—	496,443
Residential mortgage-backed securities	—	881,931	—	881,931
Corporate debt securities	—	649,665	—	649,665
Foreign government bonds	—	257,733	—	257,733
Asset-backed securities	—	74,558	—	74,558
Collateralized loan obligations (“CLOs”)	—	589,950	—	589,950
Total AFS debt securities	$1,032,681	$8,932,672	$—	$9,965,353
Investments in tax credit and other investments:
Equity securities	$22,130	$4,474	$—	$26,604
Total investments in tax credit and other investments	$22,130	$4,474	$—	$26,604
Derivative assets:
Interest rate contracts	$—	$240,222	$—	$240,222
Foreign exchange contracts	—	21,033	—	21,033
Credit contracts	—	—	—	—
Equity contracts	—	5	215	220
Commodity contracts	—	222,709	—	222,709
Gross derivative assets	$—	$483,969	$215	$484,184
Netting adjustments (1)	$—	$(100,953)	$—	$(100,953)
Net derivative assets	$—	$383,016	$215	$383,231
Derivative liabilities:
Interest rate contracts	$—	$179,962	$—	$179,962
Foreign exchange contracts	—	15,501	—	15,501
Credit contracts	—	141	—	141
Commodity contracts	—	194,567	—	194,567
Gross derivative liabilities	$—	$390,171	$—	$390,171
Netting adjustments (1)	$—	$(232,727)	$—	$(232,727)
Net derivative liabilities	$—	$157,444	$—	$157,444

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$50,761	$—	$—	$50,761
U.S. government agency and U.S. government sponsored enterprise debt securities	—	814,319	—	814,319
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,153,770	—	1,153,770
Residential mortgage-backed securities	—	1,660,894	—	1,660,894
Municipal securities	—	396,073	—	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	239,842	—	239,842
Residential mortgage-backed securities	—	289,775	—	289,775
Corporate debt securities	—	405,968	—	405,968
Foreign government bonds	—	182,531	—	182,531
Asset-backed securities	—	63,231	—	63,231
CLOs	—	287,494	—	287,494
Total AFS debt securities	$50,761	$5,493,897	$—	$5,544,658
Investments in tax credit and other investments:
Equity securities	$22,548	$8,724	$—	$31,272
Total investments in tax credit and other investments	$22,548	$8,724	$—	$31,272
Derivative assets:
Interest rate contracts	$—	$489,132	$—	$489,132
Foreign exchange contracts	—	30,300	—	30,300
Credit contracts	—	13	—	13
Equity contracts	—	585	273	858
Commodity contracts	—	82,451	—	82,451
Gross derivative assets	$—	$602,481	$273	$602,754
Netting adjustments (1)	$—	$(101,512)	$—	$(101,512)
Net derivative assets	$—	$500,969	$273	$501,242
Derivative liabilities:
Interest rate contracts	$—	$317,698	$—	$317,698
Foreign exchange contracts	—	22,759	—	22,759
Credit contracts	—	206	—	206
Commodity contracts	—	84,165	—	84,165
Gross derivative liabilities	$—	$424,828	$—	$424,828
Netting adjustments (1)	$—	$(184,697)	$—	$(184,697)
Net derivative liabilities	$—	$240,131	$—	$240,131

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

For the years ended December 31, 2021, 2020 and 2019, Level 3 fair value measurements that were measured on a recurring basis consisted of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Equity Contracts
Beginning balance	$273	$421	$673
Total gains included in earnings (1)	32	8,225	563
Issuances	12	—	114
Settlements	(96)	—	(929)
Transfers out of Level 3 (2)	(6)	(8,373)	—
Ending balance	$215	$273	$421

(1)Include both realized and unrealized gain (losses) recorded in Lending fees on the Consolidated Statement of Income. The unrealized (losses) gains were $(44) thousand, $8.2 million, and $(292) thousand for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)During the years ended December 31, 2021 and 2020, the Company transferred $6 thousand and $8.4 million, respectively, of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2021 and 2020. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2021
Derivative assets:
Equity contracts	$215	Black-Scholes option pricing model	Equity volatility	44% — 54%	49%
			Liquidity discount	47%	47%
December 31, 2020
Derivative assets:
Equity contracts	$273	Black-Scholes option pricing model	Equity volatility	46% — 61%	53%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of December 31, 2021 and 2020.

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

Other Nonperforming Assets — Other nonperforming assets are recorded at fair value upon transfers from loans to foreclosed assets. Subsequently, foreclosed assets are recorded at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimates of the foreclosed asset. The Company records an impairment when the foreclosed asset’s fair value declines below its carrying value. Fair value measurements of other nonperforming assets are classified within one of the three levels in a valuation hierarchy based upon the observability of inputs to the valuation as of the measurement date.

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2021 and 2020:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$102,349	$102,349
CRE:
CRE	—	—	21,891	21,891
Total commercial	—	—	124,240	124,240
Consumer:
Residential mortgage:
HELOCs	—	—	2,744	2,744
Total consumer	—	—	2,744	2,744
Total loans held-for-investment	$—	$—	$126,984	$126,984
Other nonperforming assets	$391	$—	$—	$391

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$143,331	$143,331
CRE:
CRE	—	—	42,894	42,894
Total commercial	—	—	186,225	186,225
Consumer:
Residential mortgage:
HELOCs	—	—	1,146	1,146
Other consumer	—	—	2,491	2,491
Total consumer	—	—	3,637	3,637
Total loans held-for-investment	$—	$—	$189,862	$189,862
Investments in tax credit and other investments, net	$—	$—	$3,140	$3,140
OREO (1)	$—	$—	$15,824	$15,824

(1)Amounts are included in Other assets on the Consolidated Balance Sheet and represent the carrying value of OREO properties that were written down subsequent to their initial classification as OREO.

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Loans held-for-investment (1):
Commercial:
C&I	$(9,580)	$(48,154)	$(35,365)
CRE:
CRE	(10,231)	(11,289)	9
Total commercial	(19,811)	(59,443)	(35,356)
Consumer:
Residential mortgage:
HELOCs	(4)	(175)	(2)
Other consumer	—	2,491	—
Total consumer	$(4)	$2,316	$(2)
Total loans held-for-investment	$(19,815)	$(57,127)	$(35,358)
Investments in tax credit and other investments, net	$877	$(3,868)	$(13,023)
OREO	$—	$(3,680)	$(8)
Other nonperforming assets	$(4,241)	$—	$(3,000)

(1)Excludes loans fully charged off.

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2021 and 2020:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2021
Loans held-for-investment	$64,919	Discounted cash flows	Discount	4% — 15%	7%
	$38,537	Fair value of collateral	Discount	15% — 75%	41%
	$23,528	Fair value of property	Selling cost	8%	8%
December 31, 2020
Loans held-for-investment	$104,783	Discounted cash flows	Discount	3% — 15%	11%
	$22,207	Fair value of collateral	Discount	10% — 26%	15%
	$15,879	Fair value of collateral	Contract value	NM	NM
	$46,993	Fair value of property	Selling cost	7% — 26%	10%
Investments in tax credit and other investments, net	$3,140	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
OREO	$15,824	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2021 and 2020.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2021 and 2020, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable and mortgage servicing rights which are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured at amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,912,935	$3,912,935	$—	$—	$3,912,935
Interest-bearing deposits with banks	$736,492	$—	$736,492	$—	$736,492
Resale agreements	$2,353,503	$—	$2,335,901	$—	$2,335,901
Restricted equity securities, at cost	$77,434	$—	$77,434	$—	$77,434
Loans held-for-sale	$635	$—	$635	$—	$635
Loans held-for-investment, net	$41,152,202	$—	$—	$41,199,599	$41,199,599
Mortgage servicing rights	$5,706	$—	$—	$9,104	$9,104
Accrued interest receivable	$159,833	$—	$159,833	$—	$159,833
Financial liabilities:
Demand, checking, savings and money market deposits	$45,388,550	$—	$45,388,550	$—	$45,388,550
Time deposits	$7,961,982	$—	$7,966,116	$—	$7,966,116
FHLB advances	$249,331	$—	$250,372	$—	$250,372
Repurchase agreements	$300,000	$—	$310,525	$—	$310,525
Long-term debt	$147,658	$—	$151,020	$—	$151,020
Accrued interest payable	$11,435	$—	$11,435	$—	$11,435

($ in thousands)	December 31, 2020
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,017,971	$4,017,971	$—	$—	$4,017,971
Interest-bearing deposits with banks	$809,728	$—	$809,728	$—	$809,728
Resale agreements	$1,460,000	$—	$1,464,635	$—	$1,464,635
Restricted equity securities, at cost	$83,046	$—	$83,046	$—	$83,046
Loans held-for-sale	$1,788	$—	$1,788	$—	$1,788
Loans held-for-investment, net	$37,770,972	$—	$—	$37,803,940	$37,803,940
Mortgage servicing rights	$5,522	$—	$—	$8,435	$8,435
Accrued interest receivable	$150,140	$—	$150,140	$—	$150,140
Financial liabilities:
Demand, checking, savings and money market deposits	$35,862,403	$—	$35,862,403	$—	$35,862,403
Time deposits	$9,000,349	$—	$9,016,884	$—	$9,016,884
Short-term borrowings	$21,009	$—	$21,009	$—	$21,009
FHLB advances	$652,612	$—	$659,631	$—	$659,631
Repurchase agreements	$300,000	$—	$317,850	$—	$317,850
Long-term debt	$147,376	$—	$150,131	$—	$150,131
Accrued interest payable	$11,956	$—	$11,956	$—	$11,956

Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both counterparties and the underlying collateral. The company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment related to these agreements as of December 31, 2021 and 2020.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.33 billion and $1.16 billion as of December 31, 2021 and 2020, respectively. The weighted-average yields were 1.53%, 1.94% and 2.66% for the years ended December 31, 2021, 2020 and 2019, respectively.

Loans Purchased under Resale Agreements — The Company participated in resale agreements collateralized with loans starting in the fourth quarter of 2020. As of December 31, 2021 and 2020, total loans purchased under resale agreements were $1.02 billion and $300.0 million, respectively. The weighted-average yields were 1.53% and 2.27% for the years ended December 31, 2021 and 2020, respectively.

Assets Sold under Repurchase Agreements — As of December 31, 2021, securities sold under the repurchase agreements consisted of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $300.0 million as of both December 31, 2021 and 2020, respectively. The weighted-average interest rates were 2.61%, 3.25% and 4.74% for the years ended December 31, 2021, 2020 and 2019, respectively. There were no extinguishment charges recorded in 2021 and 2019. In comparison, for the year ended December 31, 2020, the Company recorded $8.7 million of charges related to the extinguishment of $150.0 million of repurchase agreements. As of December 31, 2021, all repurchase agreements will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$2,353,503	$—	$2,353,503	$(2,327,687)	(1)	$25,816

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2020
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$1,460,000	$—	$1,460,000	$(1,458,700)	(1)	$1,300

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

(1)Represents the fair value of assets the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above. There was no netting of repurchase agreements against resale agreements for the year ended December 31, 2021.
(2)Represents the fair value of assets the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above. There was no netting of repurchase agreements against resale agreements for the year ended December 31, 2021.

In addition to the amounts included in the tables above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS debt securities as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,049,238	$130	$(16,687)	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,333,984	2,697	(34,710)	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,242,043	15,791	(28,854)	1,228,980
Residential mortgage-backed securities	2,968,789	8,629	(49,135)	2,928,283
Municipal securities	519,381	10,065	(6,288)	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	498,920	3,000	(5,477)	496,443
Residential mortgage-backed securities	889,937	971	(8,977)	881,931
Corporate debt securities	657,516	8,738	(16,589)	649,665
Foreign government bonds	260,447	767	(3,481)	257,733
Asset-backed securities	74,674	185	(301)	74,558
CLOs	592,250	52	(2,352)	589,950
Total AFS debt securities	$10,087,179	$51,025	$(172,851)	$9,965,353

($ in thousands)	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$50,310	$451	$—	$50,761
U.S. government agency and U.S. government-sponsored enterprise debt securities	806,814	8,765	(1,260)	814,319
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,125,174	34,306	(5,710)	1,153,770
Residential mortgage-backed securities	1,634,553	27,952	(1,611)	1,660,894
Municipal securities	382,573	13,588	(88)	396,073
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	234,965	6,107	(1,230)	239,842
Residential mortgage-backed securities	288,520	1,761	(506)	289,775
Corporate debt securities	406,323	3,493	(3,848)	405,968
Foreign government bonds	183,828	163	(1,460)	182,531
Asset-backed securities	63,463	10	(242)	63,231
CLOs	294,000	—	(6,506)	287,494
Total AFS debt securities	$5,470,523	$96,596	$(22,461)	$5,544,658

The amortized cost of AFS debt securities excludes accrued interest receivables, which are a component of Other assets on the Consolidated Balance Sheet. The accrued interest receivables for AFS debt securities were $33.1 million and $22.3 million as of December 31, 2021 and 2020, respectively. For the Company’s accounting policy related to AFS debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-K.

Unrealized Losses

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$935,776	$(14,689)	$47,881	$(1,998)	$983,657	$(16,687)
U.S. government agency and U.S. government-sponsored enterprise debt securities	773,647	(18,000)	402,907	(16,710)	1,176,554	(34,710)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,734	(13,589)	257,745	(15,265)	698,479	(28,854)
Residential mortgage-backed securities	2,138,542	(37,691)	330,522	(11,444)	2,469,064	(49,135)
Municipal securities	177,065	(5,682)	17,003	(606)	194,068	(6,288)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	301,925	(4,158)	40,013	(1,319)	341,938	(5,477)
Residential mortgage-backed securities	707,792	(8,966)	6,431	(11)	714,223	(8,977)
Corporate debt securities	183,916	(3,084)	251,494	(13,505)	435,410	(16,589)
Foreign government bonds	27,097	(5)	133,279	(3,476)	160,376	(3,481)
Asset-backed securities	24,885	(301)	—	—	24,885	(301)
CLOs	221,586	(64)	291,712	(2,288)	513,298	(2,352)
Total AFS debt securities	$5,932,965	$(106,229)	$1,778,987	$(66,622)	$7,711,952	$(172,851)

($ in thousands)	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$352,521	$(1,260)	$—	$—	$352,521	$(1,260)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	292,596	(5,656)	3,543	(54)	296,139	(5,710)
Residential mortgage-backed securities	342,561	(1,611)	—	—	342,561	(1,611)
Municipal securities	24,529	(88)	—	—	24,529	(88)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	58,738	(1,230)	7,920	—	66,658	(1,230)
Residential mortgage-backed securities	90,156	(506)	—	—	90,156	(506)
Corporate debt securities	251,674	(3,645)	9,798	(203)	261,472	(3,848)
Foreign government bonds	106,828	(1,460)	—	—	106,828	(1,460)
Asset-backed securities	—	—	34,104	(242)	34,104	(242)
CLOs	—	—	287,494	(6,506)	287,494	(6,506)
Total AFS debt securities	$1,519,603	$(15,456)	$342,859	$(7,005)	$1,862,462	$(22,461)

As of December 31, 2021, the Company had 431 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 180 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 50 U.S. government agency and U.S. government-sponsored agency debt securities, 21 U.S. Treasury securities, and 30 corporate debt securities. In comparison, as of December 31, 2020, the Company had 104 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of three CLOs, 46 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and 17 corporate debt securities.

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

The gross unrealized losses presented in the above tables were primarily attributable to interest rate movement. Securities that were in unrealized loss positions as of December 31, 2021 were mainly comprised of the following:
•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of December 31, 2021, was primarily due to interest rate movement. Since these securities (issued by Ginnie Mae, Freddie Mac, and Fannie Mae) are guaranteed or sponsored by agencies of the U.S. government, and the credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), Standard & Poor's (“S&P”), and Fitch Ratings (“Fitch”), respectively), the Company expects to receive all contractual cash flows on time.
•U.S. government agency and U.S. government-sponsored agency debt securities — The market value decline as of December 31, 2021, was primarily due to interest rate movement. These securities are guaranteed or issued by entities sponsored by the U.S. government and the credit profiles are strong. The Company expects to receive all contractual cash flows on time. These securities consisted of the debt securities issued by:
•Federal Farm Credit Bank, Fannie Mae, Freddie Mac, and U.S. International Development Finance Corporation (rated Aaa, AA+ and AAA by Moody’s, S&P and Fitch, respectively).
•FHLB (rated Aaa and AA+ by Moody’s and S&P, respectively).
•U.S. Treasury securities — The market value decline as of December 31, 2021, was primarily due to interest rate movement. These securities are backed by the full faith of the U.S. government and are rated Aaa, AA+, and AAA by Moody’s, S&P, and Fitch, respectively. The Company expects to receive all contractual cash flows on time.
•Corporate debt securities — The market value decline as of December 31, 2021, was primarily due to interest rate movement and spread widening. Since the credit profiles of these securities are strong (rated BBB- or higher by Moody’s, S&P, Fitch, and Kroll Bond Rating Agency), and the contractual payments from these securities have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is low.

Overall, the Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received even if near-term credit performance could possibly be impacted by the COVID-19 pandemic, including new and more contagious variants.

As of December 31, 2021, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of both December 31, 2021 and 2020 against these securities, and there was no provision for credit losses recognized for the years ended December 31, 2021 and 2020. For the year ended December 31, 2019, there was no OTTI credit loss recognized.

Realized Gains and Losses

The following table presents gross realized gains and tax expense related to the sales of AFS debt securities for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Gross realized gains	$1,568	$12,299	$3,930
Related tax expense	$464	$3,636	$1,162

Contractual Maturities of Available-for-Sale Debt Securities

The following table presents the contractual maturities of AFS debt securities as of December 31, 2021. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Amortized Cost	Fair Value
Due within one year	$1,482,716	$1,440,069
Due after one year through five years	1,191,837	1,189,880
Due after five years through ten years	1,413,217	1,408,494
Due after ten years	5,999,409	5,926,910
Total AFS debt securities	$10,087,179	$9,965,353

As of December 31, 2021 and 2020, AFS debt securities with fair value of $803.9 million and $588.5 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities on the Consolidated Balance Sheet as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
FRBSF stock	$60,184	$59,249
FHLB stock	17,250	23,797
Total restricted equity securities	$77,434	$83,046

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

The following table presents the notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of December 31, 2021 and 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2021 and 2020. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	December 31, 2021				December 31, 2020
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$275,000		$—	$57	$275,000		$—	$1,864
Net investment hedges:
Foreign exchange contracts	86,531		—	225	84,269		—	235
Total derivatives designated as hedging instruments	$361,531		$—	$282	$359,269		$—	$2,099
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,575,420		$240,222	$179,905	$18,155,678		$489,132	$315,834
Foreign exchange contracts	1,874,681		21,033	15,276	3,108,488		30,300	22,524
Credit contracts	72,560		—	141	76,992		13	206
Equity contracts	—	(1)	220	—	—	(1)	858	—
Commodity contracts	—	(2)	222,709	194,567	—	(2)	82,451	84,165
Total derivatives not designated as hedging instruments	$19,522,661		$484,184	$389,889	$21,341,158		$602,754	$422,729
Gross derivative assets/liabilities			$484,184	$390,171			$602,754	$424,828
Less: Master netting agreements			(58,679)	(58,679)			(93,063)	(93,063)
Less: Cash collateral received/paid			(42,274)	(174,048)			(8,449)	(91,634)
Net derivative assets/liabilities			$383,231	$157,444			$501,242	$240,131

(1)The Company held equity contracts in one public company and 12 private companies as of December 31, 2021. In comparison, the Company held equity contracts in two public companies and 17 private companies as of December 31, 2020.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 7,519 thousand barrels of crude oil and 83,274 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2021. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 6,321 thousand barrels of crude oil and 109,635 thousand MMBTUs of natural gas as of December 31, 2020. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company entered into interest rate swaps designated as fair value hedges to hedge changes in the fair value of certain certificates of deposit due to changes in the benchmark interest rate. The interest rate swaps involved the exchange of variable-rate payments over the life of the agreements without exchanging the underlying notional amounts. During 2020, both the hedging interest rate swaps and hedged certificates of deposit were called. As of both December 31, 2021 and 2020, there were no fair value hedges or hedged certificates of deposit outstanding.

The following table presents the net gains (losses) recognized on the Consolidated Statement of Income related to the derivatives designated as fair value hedges for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Gains (losses) recorded in interest expense:
Recognized on interest rate swaps	$—	$3,146	$2,655
Recognized on certificates of deposit	$—	$(1,605)	$(2,536)

Cash Flow Hedges — The Company entered into interest rate swaps that were designated and qualified as cash flow hedges during 2020 to hedge the variability in interest payments on certain floating-rate borrowings. For cash flow hedges, the entire change in the fair value of the hedging instruments is recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on interest rate swaps are recorded in the same line item as the interest payments of the hedged long-term borrowings within Interest expense in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of December 31, 2021, the Company expects to reclassify an estimated $28 thousand of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2021, 2020 and 2019. The after-tax impact of cash flow hedges on AOCI is shown in Note 15 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-K.

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Gains (losses) recognized in AOCI	$1,210	$(1,604)	$—
(Losses) gains reclassified from AOCI to interest expense	$(868)	$113	$—

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

The following table presents the after-tax losses recognized in AOCI on net investment hedges for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Losses recognized in AOCI	$(3,264)	$(4,801)	$(471)

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,118,074	$—	$2,148	Purchased options	$1,118,074	$2,159	$—
Sold collars and corridors	194,181	1,272	642	Collars and corridors	194,181	646	1,275
Swaps	7,460,836	211,727	39,650	Swaps	7,490,074	24,418	136,190
Total	$8,773,091	$212,999	$42,440	Total	$8,802,329	$27,223	$137,465

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$957,393	$—	$115	Purchased options	$957,393	$101	$15
Sold collars and corridors	518,477	7,673	—	Collars and corridors	518,477	—	7,717
Swaps	7,586,414	479,634	1,364	Swaps	7,617,524	1,724	306,623
Total	$9,062,284	$487,307	$1,479	Total	$9,093,394	$1,825	$314,355

Included in the total notional amount of $8.80 billion of interest rate contracts entered into with financial counterparties as of December 31, 2021, was a notional amount of $2.79 billion of interest rate swaps that cleared through the London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $18.1 million and liability fair values of $79.9 million as of December 31, 2021. In comparison, included in the total notional amount of $9.09 billion of interest rate contracts entered into with financial counterparties as of December 31, 2020, was a notional amount of $2.98 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $1.3 million and liability fair values of $187.4 million as of December 31, 2020.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, and entered into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily for foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2021 and 2020.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$900,290	$13,688	$9,446	Forwards and spot	$267,689	$1,564	$2,695
Swaps	66,474	1,034	17	Swaps	599,654	4,745	3,116
Written options	20,287	1	—	Purchased options	20,287	1	2
Total	$987,051	$14,723	$9,463	Total	$887,630	$6,310	$5,813

($ in thousands)	December 31, 2020
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$1,522,888	$17,575	$17,928	Forwards and spot	$145,197	$1,230	$273
Swaps	13,590	872	91	Swaps	1,191,355	10,049	3,658
Written options	117,729	—	574	Purchased options	117,729	574	—
Total	$1,654,207	$18,447	$18,593	Total	$1,454,281	$11,853	$3,931

Credit Contracts — The Company may periodically enter into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs. The purchaser of credit protection that enters into an interest rate contract with the borrower, may in turn enter into an RPA with a seller of protection, under which the seller of protection receives a fee to accept a portion of the credit risk. A seller of credit protection is required to make payments to the buyer if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is part of the normal credit review and monitoring process. The majority of the reference entities of the protection sold RPAs were investment grade as of December 31, 2021, while all were investment grade as of December 31, 2020. Assuming the underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2021 and 2020, the maximum exposure of protection sold RPAs would be $3.2 million and $6.0 million for 2021 and 2020, respectively. As of December 31, 2021 and 2020, the weighted-average remaining maturities of the outstanding protection sold RPAs were 3.2 years and 3.5 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs - protection sold	$72,560	$—	$141	$66,278	$—	$206
RPAs - protection purchased	—	—	—	10,714	13	—
Total RPAs	$72,560	$—	$141	$76,992	$13	$206

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in one public company and 12 private companies as of December 31, 2021, and held warrants in two public companies and 17 private companies as of December 31, 2020. The total fair value of the warrants held was $220 thousand and $858 thousand as of December 31, 2021 and 2020, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of December 31, 2021 and 2020.

($ and units in thousands)	December 31, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$87	$—	Purchased options	—	Barrels	$—	$81
Collars	2,837	Barrels	33,826	106	Collars	2,888	Barrels	—	33,399
Swaps	4,682	Barrels	71,242	60	Swaps	7,517	Barrels	27,524	82,723
Total	7,519		$105,155	$166	Total	10,405		$27,524	$116,203

Natural gas:					Natural gas:
Collars	24,315	MMBTUs	$10,903	$458	Collars	25,929	MMBTUs	$1,136	$10,936
Swaps	58,959	MMBTUs	49,188	3,775	Swaps	109,567	MMBTUs	28,803	63,029
Total	83,274		$60,091	$4,233	Total	135,496		$29,939	$73,965
Total			$165,246	$4,399	Total			$57,463	$190,168

($ and units in thousands)	December 31, 2020
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Collars	2,022	Barrels	$2,344	$2,193	Collars	2,022	Barrels	$2,217	$2,402
Swaps	4,299	Barrels	9,282	14,283	Swaps	4,299	Barrels	8,220	7,135
Total	6,321		$11,626	$16,476	Total	6,321		$10,437	$9,537

Natural gas:					Natural gas:
Written options	597	MMBTUs	$—	$59	Purchased options	597	MMBTUs	$59	$—
Collars	12,733	MMBTUs	1,063	205	Collars	16,293	MMBTUs	205	813
Swaps	96,305	MMBTUs	32,073	27,238	Swaps	103,973	MMBTUs	26,988	29,837
Total	109,635		$33,136	$27,502	Total	120,863		$27,252	$30,650
Total			$44,762	$43,978	Total			$37,689	$40,187

As of December 31, 2021, the notional amounts that cleared through the Chicago Mercantile Exchange (“CME”), totaled 1,036 thousand barrels of crude oil and 11,490 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative asset fair value of $2.2 million and to the liability fair value of $25.8 million as of December 31, 2021. In comparison, the notional amounts that cleared through CME totaled 1,275 thousand barrels of crude oil and 29,733 thousand MMBTUs of natural gas as of December 31, 2020. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $7.9 million and to the liability fair value of $3.7 million, respectively, as of December 31, 2020.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Classification on Consolidated Statement of Income	Year Ended December 31,
		2021	2020	2019
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$11,493	$(8,637)	$(2,126)
Foreign exchange contracts	Foreign exchange income	45,921	23,215	22,264
Credit contracts	Interest rate contracts and other derivative income	139	(5)	59
Equity contracts	Lending fees	382	11,025	678
Commodity contracts	Interest rate contracts and other derivative income	(58)	(35)	(67)
Net gains		$57,877	$25,563	$20,808

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $66.8 million, in which $66.6 million of collateral was posted to cover these positions. As of December 31, 2020, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $107.4 million, in which $106.8 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of December 31, 2021 and 2020.

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

($ in thousands)	As of December 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$484,184	$(58,679)	$(42,274)	$383,231	$—	$383,231
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$390,171	$(58,679)	$(174,048)	$157,444	$(106,598)	$50,846

($ in thousands)	As of December 31, 2020
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$602,754	$(93,063)	$(8,449)	$501,242	$(35)	$501,207
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$424,828	$(93,063)	$(91,634)	$240,131	$(221,150)	$18,981

(1)Included $587 thousand and $1.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2021 and 2020, respectively.
(2)Included $666 thousand and $220 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2021 and 2020, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $47.0 million and $15.8 million as of December 31, 2021 and 2020, respectively. Of the gross cash collateral received, $42.3 million and $8.4 million were used to offset against derivative assets as of December 31, 2021 and 2020, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $176.5 million and $91.6 million as of December 31, 2021 and 2020, respectively. Of the gross cash collateral pledged, $174.0 million and $91.6 million were used to offset against derivative liabilities as of December 31, 2021 and 2020, respectively.
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

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021	December 31, 2020
Commercial:
C&I (1)	$14,150,608	$13,631,726
CRE:
CRE	12,155,047	11,174,611
Multifamily residential	3,675,605	3,033,998
Construction and land	346,486	599,692
Total CRE	16,177,138	14,808,301
Total commercial	30,327,746	28,440,027
Consumer:
Residential mortgage:
Single-family residential	9,093,702	8,185,953
HELOCs	2,144,821	1,601,716
Total residential mortgage	11,238,523	9,787,669
Other consumer	127,512	163,259
Total consumer	11,366,035	9,950,928
Total loans held-for-investment (2)	$41,693,781	$38,390,955
Allowance for loan losses	(541,579)	(619,983)
Loans held-for-investment, net (2)	$41,152,202	$37,770,972

(1)Includes PPP loans of $534.2 million and $1.57 billion as of December 31, 2021 and 2020, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(50.7) million and $(58.8) million as of December 31, 2021 and 2020, respectively. Net origination fees related to PPP loans were $(5.7) million and $(12.7) million as of December 31, 2021 and 2020, respectively.

Loans held-for-investment accrued interest receivable was $107.4 million and $107.5 million as of December 31, 2021 and 2020, respectively, and is included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $27.67 billion and $23.26 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of December 31, 2021 and 2020.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring process. For the commercial loan portfolio, loans are risk rated based on an analysis of the borrower’s current payment performance or delinquency, repayment sources, financial and liquidity factors, including industry and geographic considerations. For a majority of the consumer loan portfolio, payment performance or delinquency is the driving indicator for the risk ratings.

The Company utilizes internal credit risk ratings to assign each individual loan a risk rating of 1 through 10:

•Pass — loans risk rated 1 through 5 are assigned an internal risk rating category of “Pass.” Loans risk rated 1 are typically loans fully secured by cash. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions.
•Special mention — loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management; these are assigned an internal risk rating category of “Special Mention.”

•Substandard — loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize the full and timely repayment of the loan; these are assigned an internal risk rating category of “Substandard.”
•Doubtful — loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss; these are assigned an internal risk rating category of “Doubtful.”
•Loss — loans assigned a risk rating of 10 are uncollectible and of such little value that they are no longer considered bankable assets; these are assigned an internal risk rating category of “Loss.”

Loan exposures categorized as criticized consist of special mention, substandard, doubtful and loss categories. The Company reviews the internal risk ratings of its loan portfolio on a regular basis, and adjusts the ratings based on changes in the borrowers’ financial status and the collectability of the loans.

The following tables summarize the Company’s loans held-for-investment by loan portfolio segments, internal risk ratings and vintage year as of December 31, 2021 and 2020. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	December 31, 2021
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,911,722	$1,133,085	$629,007	$187,195	$132,392	$225,326	$7,383,485	$28,842	$13,631,054
Criticized (accrual)	85,036	117,357	72,277	51,553	15,136	4,005	115,167	—	460,531
Criticized (nonaccrual)	29,456	2,792	513	517	9,301	16,444	—	—	59,023
Total C&I	4,026,214	1,253,234	701,797	239,265	156,829	245,775	7,498,652	28,842	14,150,608
CRE:
Pass	2,792,193	2,090,503	2,230,520	1,863,481	1,120,682	1,727,862	128,668	6,389	11,960,298
Criticized (accrual)	71,055	3,200	9,176	21,077	24,851	55,892	—	—	185,251
Criticized (nonaccrual)	4,350	—	—	—	4,752	396	—	—	9,498
Subtotal CRE	2,867,598	2,093,703	2,239,696	1,884,558	1,150,285	1,784,150	128,668	6,389	12,155,047
Multifamily residential:
Pass	1,026,295	726,772	688,453	419,319	308,087	424,947	20,524	—	3,614,397
Criticized (accrual)	—	—	721	22,344	7,033	30,666	—	—	60,764
Criticized (nonaccrual)	—	—	—	—	—	444	—	—	444
Subtotal multifamily residential	1,026,295	726,772	689,174	441,663	315,120	456,057	20,524	—	3,675,605
Construction and land:
Pass	122,983	103,743	90,544	3,412	—	391	—	—	321,073
Criticized (accrual)	3,355	—	—	22,058	—	—	—	—	25,413
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	126,338	103,743	90,544	25,470	—	391	—	—	346,486
Total CRE	4,020,231	2,924,218	3,019,414	2,351,691	1,465,405	2,240,598	149,192	6,389	16,177,138
Total commercial	8,046,445	4,177,452	3,721,211	2,590,956	1,622,234	2,486,373	7,647,844	35,231	30,327,746
Consumer:
Single-family residential:
Pass (1)	2,616,958	2,108,370	1,375,929	1,079,030	763,351	1,127,516	—	—	9,071,154
Criticized (accrual)	—	—	458	2,813	1,899	3,212	—	—	8,382
Criticized (Nonaccrual) (1)	—	—	1,751	3,889	4,295	4,231	—	—	14,166
Subtotal single-family residential mortgage	2,616,958	2,108,370	1,378,138	1,085,732	769,545	1,134,959	—	—	9,093,702
HELOCs:
Pass	648	3,277	4,644	1,347	3,268	11,215	1,913,478	197,414	2,135,291
Criticized (accrual)	—	—	—	—	—	371	7	708	1,086
Criticized (nonaccrual)	—	—	52	188	3,543	973	—	3,688	8,444
Subtotal HELOCs	648	3,277	4,696	1,535	6,811	12,559	1,913,485	201,810	2,144,821
Total residential mortgage	2,617,606	2,111,647	1,382,834	1,087,267	776,356	1,147,518	1,913,485	201,810	11,238,523
Other consumer:
Pass	16,831	5,258	—	—	1,741	52,147	51,481	—	127,458
Criticized (accrual)	2	—	—	—	—	—	—	—	2
Criticized (nonaccrual)	—	—	—	—	—	—	52	—	52
Subtotal other consumer	16,833	5,258	—	—	1,741	52,147	51,533	—	127,512
Total consumer	2,634,439	2,116,905	1,382,834	1,087,267	778,097	1,199,665	1,965,018	201,810	11,366,035
Total	$10,680,884	$6,294,357	$5,104,045	$3,678,223	$2,400,331	$3,686,038	$9,612,862	$237,041	$41,693,781

($ in thousands)	December 31, 2020
	Term Loans						Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
Commercial:
C&I:
Pass	$3,912,147	$1,477,740	$483,725	$245,594	$69,482	$245,615	$6,431,003	$29,487	$12,894,793
Criticized (accrual)	120,183	74,601	56,785	19,426	1,487	5,872	324,640	—	602,994
Criticized (nonaccrual)	2,125	25,267	22,240	18,787	4,964	1,592	58,964	—	133,939
Total C&I	4,034,455	1,577,608	562,750	283,807	75,933	253,079	6,814,607	29,487	13,631,726
CRE:
Pass	2,296,649	2,402,136	2,310,748	1,328,251	732,694	1,529,681	173,267	19,064	10,792,490
Criticized (accrual)	47,459	63,654	43,447	98,259	2,094	80,662	—	—	335,575
Criticized (nonaccrual)	—	—	42,067	1,115	—	3,364	—	—	46,546
Subtotal CRE	2,344,108	2,465,790	2,396,262	1,427,625	734,788	1,613,707	173,267	19,064	11,174,611
Multifamily residential:
Pass	783,671	783,589	479,959	411,945	181,213	348,751	5,895	—	2,995,023
Criticized (accrual)	—	735	22,330	6,101	264	5,877	—	—	35,307
Criticized (nonaccrual)	—	—	1,475	—	—	2,193	—	—	3,668
Subtotal multifamily residential	783,671	784,324	503,764	418,046	181,477	356,821	5,895	—	3,033,998
Construction and land:
Pass	224,924	172,707	156,712	—	20,897	1,028	—	—	576,268
Criticized (accrual)	3,524	—	—	—	—	19,900	—	—	23,424
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	228,448	172,707	156,712	—	20,897	20,928	—	—	599,692
Total CRE	3,356,227	3,422,821	3,056,738	1,845,671	937,162	1,991,456	179,162	19,064	14,808,301
Total commercial	7,390,682	5,000,429	3,619,488	2,129,478	1,013,095	2,244,535	6,993,769	48,551	28,440,027
Consumer:
Single-family residential:
Pass (1)	2,385,853	1,813,200	1,501,660	1,021,707	523,170	921,714	—	—	8,167,304
Criticized (accrual)	—	1,429	—	—	119	1,034	—	—	2,582
Criticized (nonaccrual) (1)	—	226	812	1,789	1,994	11,246	—	—	16,067
Subtotal single-family residential mortgage	2,385,853	1,814,855	1,502,472	1,023,496	525,283	933,994	—	—	8,185,953
HELOCs:
Pass	1,131	880	2,879	5,363	8,433	13,475	1,328,919	225,810	1,586,890
Criticized (accrual)	—	—	200	—	996	—	1,328	606	3,130
Criticized (nonaccrual)	—	151	285	4,617	164	1,962	—	4,517	11,696
Subtotal HELOCs	1,131	1,031	3,364	9,980	9,593	15,437	1,330,247	230,933	1,601,716
Total residential mortgage	2,386,984	1,815,886	1,505,836	1,033,476	534,876	949,431	1,330,247	230,933	9,787,669
Other consumer:
Pass	9,531	—	—	1,830	—	83,255	66,136	—	160,752
Criticized (accrual)	16	—	—	—	—	—	—	—	16
Criticized (nonaccrual)	—	—	—	2,491	—	—	—	—	2,491
Subtotal other consumer	9,547	—	—	4,321	—	83,255	66,136	—	163,259
Total consumer	2,396,531	1,815,886	1,505,836	1,037,797	534,876	1,032,686	1,396,383	230,933	9,950,928
Total	$9,787,213	$6,816,315	$5,125,324	$3,167,275	$1,547,971	$3,277,221	$8,390,152	$279,484	$38,390,955

(1)As of December 31, 2021 and 2020, $1.6 million and $747 thousand, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the years ended December 31, 2021 and 2020, HELOCs totaling $54.1 million and $145.0 million, respectively, were converted to term loans. During the year ended December 31, 2021, one C&I revolving loan totaling $78 thousand and three CRE revolving loans totaling $6.4 million were converted to term loans. In comparison, four C&I revolving loans totaling $23.9 million were converted to term loans during the year ended December 31, 2020.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. Payment deferral activities instituted in response to the COVID-19 pandemic could delay the recognition of delinquencies for customers who otherwise would have moved into nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of December 31, 2021 and 2020:

($ in thousands)	December 31, 2021
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,080,516	$6,983	$4,086	$11,069	$59,023	$14,150,608
CRE:
CRE	12,141,827	3,722	—	3,722	9,498	12,155,047
Multifamily residential	3,669,819	5,320	22	5,342	444	3,675,605
Construction and land	346,486	—	—	—	—	346,486
Total CRE	16,158,132	9,042	22	9,064	9,942	16,177,138
Total commercial	30,238,648	16,025	4,108	20,133	68,965	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,059,222	10,191	8,569	18,760	15,720	9,093,702
HELOCs	2,130,523	4,776	1,078	5,854	8,444	2,144,821
Total residential mortgage	11,189,745	14,967	9,647	24,614	24,164	11,238,523
Other consumer	127,352	99	9	108	52	127,512
Total consumer	11,317,097	15,066	9,656	24,722	24,216	11,366,035
Total	$41,555,745	$31,091	$13,764	$44,855	$93,181	$41,693,781

($ in thousands)	December 31, 2020
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$13,488,070	$8,993	$724	$9,717	$133,939	$13,631,726
CRE:
CRE	11,127,690	375	—	375	46,546	11,174,611
Multifamily residential	3,028,512	1,818	—	1,818	3,668	3,033,998
Construction and land	579,792	19,900	—	19,900	—	599,692
Total CRE	14,735,994	22,093	—	22,093	50,214	14,808,301
Total commercial	28,224,064	31,086	724	31,810	184,153	28,440,027
Consumer:
Residential mortgage:
Single-family residential	8,156,645	9,911	2,583	12,494	16,814	8,185,953
HELOCs	1,583,968	2,922	3,130	6,052	11,696	1,601,716
Total residential mortgage	9,740,613	12,833	5,713	18,546	28,510	9,787,669
Other consumer	160,534	217	17	234	2,491	163,259
Total consumer	9,901,147	13,050	5,730	18,780	31,001	9,950,928
Total	$38,125,211	$44,136	$6,454	$50,590	$215,154	$38,390,955

(1)As of both December 31, 2021 and 2020, loans in payment deferral programs offered in response to the COVID-19 pandemic that are performing according to their modified terms are generally not considered delinquent, and are included in the “Current Accruing Loans” column.

The following table presents amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both December 31, 2021 and 2020. Nonaccrual loans may not have an allowance for credit losses if there is no loss expectation since the loan balances are well secured by the collateral value.

($ in thousands)	December 31, 2021	December 31, 2020
Commercial:
C&I	$22,967	$62,040
CRE:
CRE	9,102	45,537
Multifamily residential	—	2,519
Total CRE	9,102	48,056
Total commercial	32,069	110,096
Consumer:
Residential mortgage:
Single-family residential	5,785	6,013
HELOCs	5,033	8,076
Total residential mortgage	10,818	14,089
Other consumer	—	2,491
Total consumer	10,818	16,580
Total nonaccrual loans with no related allowance for loan losses	$42,887	$126,676

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $10.3 million in foreclosed assets as of December 31, 2021, compared with $19.7 million as of December 31, 2020. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying values of consumer real estate loans that were in the process of active or suspended foreclosure were $7.3 million and $4.1 million as of December 31, 2021 and 2020, respectively.

In response to the COVID-19 pandemic, the Company has suspended certain mortgage foreclosure activities in connection with its actions to support its customers throughout 2021 and 2020. In addition, certain other foreclosures are awaiting for the end of government-mandated foreclosure moratoriums in certain states.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. Beginning in March 2020, the Company has implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. These COVID-related modifications are generally not classified as TDRs due to the relief under the CARES Act and the Interagency Statement, and therefore are not included in the discussion below. Assistance provided in response to the COVID-19 pandemic could delay the recognition of delinquencies, nonaccrual status, and net charge-offs for those borrowers who would have otherwise moved into past due or nonaccrual status. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in this Form 10-K for additional information related to TDR.

The following tables present the additions to TDRs for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	5	$24,155	$20,263	$1,108
CRE:
Multifamily residential	1	1,101	1,066	—
Total CRE	1	1,101	1,066	—
Total commercial	6	25,256	21,329	1,108
Total	6	$25,256	$21,329	$1,108

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	14	$152,249	$134,467	$19,555
CRE:
CRE	2	21,429	21,221	18
Multifamily residential	1	1,220	1,226	—
Total CRE	3	22,649	22,447	18
Total commercial	17	174,898	156,914	19,573
Total	17	$174,898	$156,914	$19,573

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	8	$95,742	$71,332	$8,004
CRE:
Construction and land	1	19,696	19,691	—
Total CRE	1	19,696	19,691	—
Total commercial	9	115,438	91,023	8,004
Consumer:
Residential mortgage:
Single-family residential	2	1,123	1,098	2
HELOCs	2	539	528	—
Total residential mortgage	4	1,662	1,626	2
Total consumer	4	1,662	1,626	2
Total	13	$117,100	$92,649	$8,006

(1)Includes subsequent payments after modification and reflects the balance as of December 31, 2021, 2020 and 2019.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modifications outstanding balances for the years ended December 31, 2021, 2020 and 2019 by modification type:

($ in thousands)	Modification Type During the Year Ended December 31, 2021
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$4,679	$—	$15,584	$—	$—	$20,263
CRE:
CRE	—	—	—	—	—	—
Multifamily residential	1,066	—	—	—	—	1,066
Total CRE	1,066	—	—	—	—	1,066
Total commercial	5,745	—	15,584	—	—	21,329
Total	$5,745	$—	$15,584	$—	$—	$21,329

($ in thousands)	Modification Type During the Year Ended December 31, 2020
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$59,134	$10,863	$31,913	$32,557	$—	$134,467
CRE:
CRE	21,221	—	—	—	—	21,221
Multifamily residential	1,226	—	—	—	—	1,226
Total CRE	22,447	—	—	—	—	22,447
Total commercial	81,581	10,863	31,913	32,557	—	156,914
Total	$81,581	$10,863	$31,913	$32,557	$—	$156,914

($ in thousands)	Modification Type During the Year Ended December 31, 2019
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$31,611	$—	$—	$—	$39,721	$71,332
CRE:
Construction and land	—	—	19,691	—	—	19,691
Total CRE	—	—	19,691	—	—	19,691
Total commercial	31,611	—	19,691	—	39,721	91,023
Consumer:
Residential mortgage:
Single-family residential	—	1,098	—	—	—	1,098
HELOCs	—	397	—	—	131	528
Total residential mortgage	—	1,495	—	—	131	1,626
Total consumer	—	1,495	—	—	131	1,626
Total	$31,611	$1,495	$19,691	$—	$39,852	$92,649

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.
(3)Includes primarily funding to secure additional collateral and provides liquidity to collateral-dependent C&I loans.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents the information on loans that entered into payment default during the years ended December 31, 2021, 2020 and 2019 that were modified as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2021		2020		2019
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$11,431	1	$15,852	3	$13,112
Total commercial	1	11,431	1	15,852	3	13,112
Total	1	$11,431	1	$15,852	3	$13,112

As of December 31, 2021 and 2020, the remaining commitments to lend additional funds to borrowers whose terms of their outstanding owed balances were modified as TDRs were $5.0 million and $3.0 million, respectively.

Allowance for Credit Losses

The Company has an allowance framework under ASU 2016-13 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, and periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors.

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
~~•~~Quantitative Component — The Company applies quantitative methods to estimate loan losses by considering a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios which include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of the loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining lives of the loans to estimate the allowance for loan losses.

For the year ended December 31, 2021, the reasonable and supportable forecast period, key credit risk characteristics and macroeconomic variables to estimate the expected credit losses of the C&I segment were modified due to model enhancement. There were no changes to the overall model methodology. For the year ended December 31, 2020, there were no changes to the reasonable and supportable forecast period, and reversion to historical loss experience method.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age (1), size and spread at origination, and risk rating	Volatility Index (“VIX”) and BBB yield to 10-year U.S. Treasury spread (“BBB Spread”) (1)
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Historical loss experience	Immaterial (2)

(1)Due to model enhancements, the risk characteristic related to “time-to-maturity” was changed to “age”; while macroeconomic variables related to “unemployment rate and two- and ten-year U.S. Treasury spread” were changed to “VIX and BBB Spread” during the year ended December 31, 2021.
(2)Macroeconomic variables are included in the qualitative estimate.

Allowance for Loan Losses for the Commercial Loan Portfolio

The Company’s C&I lifetime loss rate model estimates credit losses by estimating a loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans 11 quarters, thereafter immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

For CRE, multifamily residential, and construction and land loans, projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends within the reasonable and supportable period.

In order to estimate the life of a loan under both models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience.

Allowance for Loan Losses for the Consumer Loan Portfolio

For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period. In order to estimate the life of a loan for the single-family residential and HELOC portfolios, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. For other consumer loans, the Company uses a loss rate approach.

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

Allowance for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual or TDR loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; or (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2021, collateral-dependent commercial and consumer loans totaled $37.0 million and $14.0 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $97.2 million and $17.3 million as of December 31, 2020, respectively. The Company's commercial collateral-dependent loans were secured by real estate or other collateral. The Company's consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both December 31, 2021 and 2020, the collateral value of the properties securing the collateral dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)		Year Ended December 31, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of ) provision for credit losses on loans	(a)	(39,715)	14,282	(15,076)	7,576	1,965	745	1,286	(28,937)
Gross charge-offs		(32,490)	(28,430)	(130)	(2,954)	(1,046)	(45)	(1,497)	(66,592)
Gross recoveries		11,906	1,297	2,033	607	721	45	5	16,614
Total net (charge-offs) recoveries		(20,584)	(27,133)	1,903	(2,347)	(325)	—	(1,492)	(49,978)
Foreign currency translation adjustment		511	—	—	—	—	—	—	511
Allowance for loan losses, end of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579

($ in thousands)		Year Ended December 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	145,212	55,864	10,879	644	(9,922)	(605)	(3,381)	198,691
Gross charge-offs		(66,225)	(15,206)	—	—	—	(221)	(185)	(81,837)
Gross recoveries		5,428	10,455	1,980	80	585	49	95	18,672
Total net (charge-offs) recoveries		(60,797)	(4,751)	1,980	80	585	(172)	(90)	(63,165)
Foreign currency translation adjustment		1,012	—	—	—	—	—	—	1,012
Allowance for loan losses, end of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983

($ in thousands)		Year Ended December 31, 2019
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$189,117	$40,666	$19,885	$20,290	$31,340	$5,774	$4,250	$311,322
Provision for (reversal of) credit losses on loans	(a)	109,068	(4,345)	1,085	(1,422)	(2,938)	(516)	(839)	100,093
Gross charge-offs		(73,985)	(1021)	—	—	(11)	—	(50)	(75,067)
Gross recoveries		14,501	5,209	1,856	536	136	7	19	22,264
Total net (charge-offs) recoveries		(59,484)	4,188	1,856	536	125	7	(31)	(52,803)
Foreign currency translation adjustment		(325)	—	—	—	—	—	—	(325)
Allowance for loan losses, end of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287

The following table summarizes the activities in the allowance for unfunded credit commitments for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)		Year Ended December 31,
		2021	2020	2019
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$33,577	$11,158	$12,566
Impact of ASU 2016-13 adoption		—	10,457	—
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(6,063)	11,962	(1,408)
Allowance for unfunded credit commitments, end of period		27,514	33,577	11,158
(Reversal of) provision for credit losses	(a) + (b)	$(35,000)	$210,653	$98,685

The allowance for credit losses as of December 31, 2021, was $569.1 million, a decrease of $84.5 million or 13% compared with $653.6 million as of December 31, 2020. The change in the allowance for credit losses was comprised of a net decrease of $78.4 million in the allowance for loan losses and a decrease of $6.1 million in the allowance for unfunded credit commitments. An improved macroeconomic outlook resulted in an overall decrease in the required allowance for credit losses as of December 31, 2021, leading to a $35.0 million reversal of credit losses for the year ended December 31, 2021.

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit reserves.

Loans Held-for-Sale

As of December 31, 2021 and 2020, loans held-for-sale of $635 thousand and $1.8 million consisted of single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K for additional details related to the Company’s loans held-for-sale.

Loan Transfers, Sales and Purchases

The Company purchases and sells loans in the secondary market in the ordinary course of business. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31, 2021
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$496,655	$78,834	$—	$18,883	$5,238	$599,610
Sales (2)(3)(4)	$502,694	$78,834	$—	$21,557	$18,458	$621,543
Purchases (5)	$479,690	$—	$370	$—	$564,651	$1,044,711

($ in thousands)	Year Ended December 31, 2020
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$300,677	$26,994	$1,398	$—	$—	$329,069
Sales (2)(3)(4)	$303,520	$26,994	$1,398	$—	$80,309	$412,221
Purchases (5)	$154,154	$—	$2,358	$—	$233,068	$389,580

($ in thousands)	Year Ended December 31, 2019
	Commercial				Consumer	Total
		CRE			Residential Mortgage
	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$245,002	$39,062	$—	$1,573	$—	$285,637
Sales (2)(3)(4)	$245,791	$39,062	$—	$1,573	$10,410	$296,836
Purchases (5)	$397,615	$—	$8,988	$—	$117,227	$523,830

(1)Includes write-downs of $12.2 million, $2.8 million and $789 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)Includes originated loans sold of $413.1 million, $400.4 million and $230.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Originated loans sold consist primarily of C&I for all periods.
(3)Includes $208.4 million, $11.8 million and $66.5 million of purchased loans sold in the secondary market for the years ended December 31, 2021, 2020 and 2019, respectively.
(4)Net gains on sales of loans were $8.9 million, $4.5 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(5)C&I loan purchases consisted primarily of syndicated C&I term loans.

Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly including low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company also invests in New Market Tax Credit projects that qualify for CRA credits, as well as projects that qualify for renewable energy and historic tax credits. New Market Tax Credit investments provide capital through Community Development Entities to promote community development and economic growth. Investments in renewable energy tax credits help to promote the development of renewable energy sources, and the investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
Investments in qualified affordable housing partnerships, net	$289,741	$213,555
Accrued expenses and other liabilities — Unfunded commitments	$146,152	$77,444

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Tax credits and other tax benefits recognized	$50,591	$45,971	$46,034
Amortization expense included in income tax expense	$33,248	$37,132	$36,561

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
Investments in tax credit and other investments, net	$338,522	$266,525
Accrued expenses and other liabilities — Unfunded commitments	$163,464	$105,282

The following table presents additional information related to the Company’s investments in tax credit and other investments, net, for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Amortization of tax credit and other investments	$122,457	$70,082	$98,383

The Company held equity securities that are mutual funds with readily determinable fair values of $26.6 million and $31.3 million, as of December 31, 2021 and 2020, respectively. The Company invested in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in net income. The Company recorded unrealized losses on these equity securities of $746 thousand for the year ended December 31, 2021, compared with unrealized gains of $732 thousand for the year ended December 31, 2020. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $33.1 million and $23.7 million as of December 31, 2021 and 2020, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the year ended December 31, 2021, the Company recorded no OTTI charges, compared with $360 thousand OTTI charges recorded for the year ended December 31, 2020 related to these securities. Equity securities without readily determinable fair values were included in Investments in tax credit and other investments, net and Other Assets on the Consolidated Balance Sheet.

As of December 31, 2021, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

($ in thousands)	Amount
2022	$174,475
2023	109,622
2024	5,751
2025	14,847
2026	978
Thereafter	3,943
Total	$309,616

Tax credit and other investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. During the year ended December 31, 2021, there were no OTTI charges and $1.3 million OTTI recoveries were recorded related to the Company’s investments in tax credits and other investments, net. Comparatively, there were $4.8 million in OTTI charges, offset by OTTI recoveries of $1.5 million, during the year ended December 31, 2020; and $14.6 million in OTTI charges, offset by $1.6 million in recoveries recorded during the year ended December 31, 2019.

Variable Interest Entities

The Company invests in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, historic rehabilitation, wind and solar projects, of which the majority of such investments are VIEs. As a limited partner in these partnerships, these investments are designed to generate a return primarily through the realization of federal tax credits and tax benefits. An unrelated third party is typically the general partner or managing member who has control over the significant activities of such investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner or managing member’s ability to manage the entity, which is indicative of power over them. The Company’s expected maximum exposure to loss in connection with these partnerships consist of the unamortized investment balance and any tax credits claimed that may be subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that manages a pool of assets consisting primarily of broadly syndicated corporate loans, where multiple tranches of notes are issued to investors. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently sold its portfolio management contract in 2020 but retained the top three investment grade-rated tranches, which had a carrying amount of $291.7 million and $287.5 million as of December 31, 2021 and 2020, respectively.

Note 8 — Goodwill and Other Intangible Assets

Goodwill

Total goodwill was $465.7 million as of both December 31, 2021 and 2020. The Company’s annual goodwill impairment testing is performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 ~~—~~ Summary of Significant Accounting Policies ~~—~~ Significant Accounting Policies ~~—~~ Goodwill and Other Intangible Assets. The Company completed its annual goodwill impairment testing and additionally reviewed the macroeconomic conditions, including the impacts of the ongoing COVID-19 pandemic on its business performance and market capitalization, and concluded that goodwill was not impaired as of December 31, 2021.

Core Deposit Intangibles

The following table presents the gross carrying amount and accumulated amortization of core deposits intangible assets as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
Gross balance (1)	$86,099	$86,099
Accumulated amortization (1)	(82,471)	(79,722)
Net carrying balance (1)	$3,628	$6,377

(1) Excludes fully amortized core deposit intangible assets.

There were no impairment write-downs on core deposit intangibles for the years ended December 31, 2021, 2020 and 2019.

Amortization Expense

The Company amortizes the core deposit intangibles based on the projected useful lives of the related deposits. The amortization expense related to the core deposit intangible assets was $2.7 million, $3.6 million and $4.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table presents the estimated future amortization expense of core deposit intangibles as of December 31, 2021:

($ in thousands)	Amount
2022	$1,865
2023	1,199
2024	553
2025	11
Total	$3,628

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
Deposits:
Noninterest-bearing demand	$22,845,464	$16,298,301
Interest-bearing checking	6,524,721	6,142,193
Money market	13,130,300	10,740,667
Savings	2,888,065	2,681,242
Time deposits (1):
Domestic office	6,940,013	8,159,641
Foreign office	1,021,969	840,708
Total deposits	$53,350,532	$44,862,752

(1)The aggregate amount of time deposits that met or exceeded the deposit insurance limit was $5.95 billion and $6.62 billion as of December 31, 2021 and 2020, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2021 and thereafter:

($ in thousands)	Amount
2022	$7,605,509
2023	285,518
2024	57,727
2025	6,545
2026	6,668
Thereafter	15
Total	$7,961,982

Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents the balance of the Company’s junior subordinated debt and FHLB advances as of December 31, 2021 and 2020, and the related contractual rates and maturity dates as of December 31, 2021:

($ in thousands)	Interest Rate	Maturity Dates	December 31,
			2021	2020
			Amount	Amount
Parent Company
Junior subordinated debt (1) — floating (2)	1.55% — 2.10%	2034 — 2037	$147,658	$147,376
Bank
FHLB advances (3):
Fixed	0.00% — 2.34%	2021	—	405,000
Floating (2)	0.53% — 0.59%	2022	249,331	247,612
Total FHLB advances			$249,331	$652,612

(1)The weighted-average contractual interest rates for junior subordinated debt were 1.74% and 2.26% as of December 31, 2021 and 2020, respectively.
(2)Floating interest rates reset monthly or quarterly based on LIBOR.
(3)The weighted-average contractual interest rates for FHLB advances were 1.17% and 1.77% as of December 31, 2021 and 2020, respectively.

FHLB Advances

The Bank’s available borrowing capacity from FHLB advances totaled $11.93 billion and $6.33 billion as of December 31, 2021 and 2020, respectively. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB reduced by its outstanding FHLB advances. As of December 31, 2021 and 2020, all advances were secured by real estate loans.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2021, East West has six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances. The proceeds from these issuances represent liabilities of East West to the Trusts and are reported as a component of Long-term debt on the Consolidated Balance Sheet. Interest payments on these securities are made quarterly and are deductible for tax purposes.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2021, and 2020:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2021		December 31, 2020
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debts
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	1.96%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	1.70%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	1.55%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	1.58%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	2.10%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	1.75%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)All the above debt instruments mature in more than five years after December 31, 2021 and are subject to call options where early redemption requires appropriate notice.

Note 11 — Income Taxes

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Current income tax expense (benefit):
Federal	$84,249	$84,560	$107,393
State	95,939	74,252	86,578
Foreign	(1,554)	671	(2,485)
Total current income tax expense	178,634	159,483	191,486
Deferred income tax expense (benefit):
Federal	1,528	(28,093)	(8,801)
State	3,259	(11,671)	(16,390)
Foreign	(25)	(1,751)	3,587
Total deferred income tax expense (benefit)	4,762	(41,515)	(21,604)
Income tax expense	$183,396	$117,968	$169,882

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal income tax effect	7.4	7.2	7.1
Tax credits and benefits, net of related expenses	(11.3)	(12.4)	(6.8)
Other, net	0.3	1.4	(1.2)
Effective tax rate	17.4%	17.2%	20.1%

The following table summarizes the tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$166,398	$192,534
Investments in qualified affordable housing partnerships, tax credit and other investments, net	14,977	11,174
Deferred compensation	23,954	23,604
Interest income on nonaccrual loans	4,192	5,909
State taxes	5,237	273
Unrealized losses on securities	37,423	—
Tax credit carryforwards	8,692	—
Premises and equipment	1,434	2,096
Lease liabilities	31,324	30,554
Other	1,018	1,441
Total deferred tax assets	$294,649	$267,585
Deferred tax liabilities:
Equipment lease financing	$26,607	$29,990
Investments in qualified affordable housing partnerships, tax credit and other investments, net	12,187	14,912
Core deposit intangibles	1,119	1,934
FHLB stock dividends	1,886	1,855
Mortgage servicing assets	1,759	1,675
Acquired debts	1,536	1,597
Prepaid expenses	1,525	1,194
Premises and equipment	—	99
Unrealized gains on securities	—	21,593
Operating lease right-of-use assets	29,472	28,468
Other	428	453
Total deferred tax liabilities	$76,519	$103,770
Net deferred tax assets	$218,130	$163,815

The tax benefits of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more-likely-than-not. A valuation allowance is used, as needed, to reduce the deferred tax assets to the amount that is more-likely-than-not to be realized. Evidence the Company considers includes the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes), and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. The Company expects to have sufficient taxable income in future years to fully realize its deferred tax assets. The Company also performed an overall assessment by weighing all positive evidence against all negative evidence and concluded that it is more-likely-than-not that all of the benefits of the deferred tax assets will be realized, with the exception of the deferred tax assets related to certain state net operating losses carryforwards. No valuation allowance was recorded as of both December 31, 2021 and 2020.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Beginning balance	$5,045	$—	$4,378
Additions for tax positions related to prior years	—	5,045	30,103
Deductions for tax positions related to prior years	—	—	(34,481)
Ending balance	$5,045	$5,045	$—

The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with the standards of ASC 740-10. The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded a charge of $921 thousand of interest for the year ended December 31, 2021. In comparison, a charge of $564 thousand of interest and a reversal of $6.3 million of interest and penalties were recorded for the years ended December 31, 2020 and 2019, respectively. Total accrued interest included in Accrued expenses and other liabilities on the Consolidated Balance Sheet was $921 thousand and $564 thousand as of December 31, 2021 and 2020, respectively.

Beginning with its 2012 tax year, the Company has executed a Memorandum of Understanding (“MOU”) with the Internal Revenue Service (“IRS”) to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company has executed a MOU with the IRS for the 2019 tax year. For federal tax purposes, the IRS had completed the 2017 and earlier tax years’ corporate income tax return examination. For the 2020 and 2021 tax years, the Company was accepted by the IRS as a CAP Bridge Year. The Company is also currently being audited by the states of Missouri, California, and New York, as well as by the city of New York. The Company does not believe that the outcome of unresolved issues or claims in any tax jurisdiction is likely to be material to the Company’s financial position, cash flows or results of operations. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2021.

Note 12 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of doing business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses as a result of these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial letters of credit and SBLCs.

The following table presents the Company’s credit-related commitments as of December 31, 2021 and 2020:

($ in thousands)	December 31,
	2021					2020
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,282,433	$123,780	$2,740,508	$764,677	$6,911,398	$5,690,917
Commercial letters of credit and SBLCs	1,116,404	346,303	119,356	639,636	2,221,699	2,240,813
Total	$4,398,837	$470,083	$2,859,864	$1,404,313	$9,133,097	$7,931,730

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset accounts. As of December 31, 2021, total letters of credit of $2.22 billion consisted of SBLCs of $2.14 billion and commercial letters of credit of $78.9 million. In comparison, total letters of credit of $2.24 billion consisted of SBLCs of $2.12 billion and commercial letters of credit of $124.9 million as of December 31, 2020. As of both December 31, 2021 and 2020, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

The Company applies the same credit underwriting criteria to extend loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and commercial property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $27.5 million and $33.5 million as of December 31, 2021 and 2020, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of December 31, 2021 and 2020:

($ in thousands)	Maximum Potential Future Payments						Carrying Value
	December 31,						December 31,
	2021					2020	2021	2020
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$33	$329	$37	$7,527	$7,926	$10,526	$7,926	$10,526
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	15,672	23,169	26,619
Total	$33	$329	$37	$22,523	$22,922	$26,198	$31,095	$37,145

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $29 thousand and $88 thousand as of December 31, 2021 and 2020, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

Litigation — The Company is a party to various legal actions arising in the normal course of doing business. In accordance with ASC 450, Contingencies, the Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated. The Company estimates the amount of loss contingencies using current available information from legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent subjectivity of the assessments and unpredictability of the outcomes of the legal proceedings, any amounts accrued or included in this aggregate amount may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s exposure and ultimate losses may be higher, and possibly significantly more than the amounts accrued.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K. As of December 31, 2021 and 2020, these commitments totaled $309.6 million and $182.7 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of December 31, 2021, 2020 and 2019. An aggregate of 17.1 million shares of common stock were authorized under the 2021 Stock Incentive Plan, and the total number of shares available for grant was approximately 5.4 million as of December 31, 2021.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (deficiencies) associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Stock compensation costs	$32,567	$29,237	$30,761
Related net tax benefits (deficiencies) for stock compensation plans	$1,760	$(1,839)	$4,792

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle predominantly in shares of the Company’s common stock. Certain RSUs are settled in cash. Dividends are accrued during the vesting period and are paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation Committee based on the performance in the year prior to the grant date of the award. The number of awards that vests can range from zero to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years.

Compensation costs are calculated using the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. For performance-based RSUs, the compensation costs are based on grant date fair value which considers both performance and market conditions, and is subject to subsequent adjustments based on the Company’s outcome in meeting the performance criteria at the end of the performance period. Compensation costs of both time- and performance-based awards are estimated based on awards ultimately expected to vest, and recognized net of estimated forfeitures on a straight-line basis from the grant date until the vesting date of each grant. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements in this Form 10-K for additional information.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that will be settled in shares for the year ended December 31, 2021. The number of outstanding performance-based RSUs provided below assumes that performance will be met at the 100% target level.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2021	1,345,635	$50.22	398,057	$53.66
Granted	417,900	71.88	91,960	77.67
Vested	(301,800)	66.85	(120,286)	70.13
Forfeited	(131,789)	56.26	—	—
Outstanding, December 31, 2021	1,329,946	$52.65	369,731	$54.28

The following table presents a summary of the activities for the Company’s time-based RSUs that will be settled in cash for the year ended December 31, 2021:

Shares
Outstanding, January 1, 2021	21,802
Granted	24,073
Vested	—
Forfeited	(13,228)
Outstanding, December 31, 2021	32,647

The weighted-average grant date fair value of the time-based awards granted during the years ended December 31, 2021, 2020, and 2019 was $71.88, $40.61, and $52.46, respectively. The weighted-average grant date fair value of the performance-based awards granted during the years ended December 31, 2021, 2020 and 2019 was $77.67, $39.79 and $54.64, respectively. The total fair value of time-based awards that vested during the years ended December 31, 2021, 2020 and 2019 was $22.7 million, $11.5 million and $20.7 million, respectively. The total fair value of performance-based awards that vested during the years ended December 31, 2021, 2020, and 2019 was $15.4 million, $8.9 million and $14.5 million, respectively.

As of December 31, 2021, there were $24.4 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.83 years, and $13.6 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.77 years.

Employee Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2021, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock were authorized for sale under the Purchase Plan. During the years ended December 31, 2021 and 2020, 37,725 shares totaling $2.6 million and 89,425 shares totaling $2.3 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2021, there were 266,775 shares available under the Purchase Plan.

Note 14 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2021, 2020 and 2019. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2021	2020	2019
Basic:
Net income available to common stockholders	$872,981	$567,797	$674,035
Basic weighted-average number of shares outstanding	141,826	142,336	145,497
Basic EPS	$6.16	$3.99	$4.63
Diluted:
Net income available to common stockholders	$872,981	$567,797	$674,035
Basic weighted-average number of shares outstanding	141,826	142,336	145,497
Diluted potential common shares (1)	1,314	655	682
Diluted weighted-average number of shares outstanding (1)	143,140	142,991	146,179
Diluted EPS	$6.10	$3.97	$4.61

(1)Includes dilutive shares from RSUs for the years ended December 31, 2021, 2020 and 2019.

Shares are excluded from the computation of EPS when their inclusion has an anti-dilutive effect on EPS. For the years ended December 31, 2021, 2020 and 2019, 6 thousand, 134 thousand and 15 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock, and the Company repurchased 4,471,682 shares at an average price of $32.64 per share, for a total cost of $146.0 million. The Company did not repurchase any shares during the remainder of 2020 and during 2021.

Note 15 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	AFS Debt Securities	Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, December 31, 2018	$(45,821)	$—	$(12,353)	$(58,174)
Net unrealized gains (losses) arising during the period	46,170	—	(3,636)	42,534
Amounts reclassified from AOCI	(2,768)	—	—	(2,768)
Changes, net of tax	43,402	—	(3,636)	39,766
Balance, December 31, 2019	$(2,419)	$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	63,329	(1,149)	9,297	71,477
Amounts reclassified from AOCI	(8,663)	(81)	—	(8,744)
Changes, net of tax	54,666	(1,230)	9,297	62,733
Balance, December 31, 2020	$52,247	$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(136,846)	866	1,757	(134,223)
Amounts reclassified from AOCI	(1,104)	621	—	(483)
Changes, net of tax	(137,950)	1,487	1,757	(134,706)
Balance, December 31, 2021	$(85,703)	$257	$(4,935)	$(90,381)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Year Ended December 31,
	2021			2020			2019
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
AFS debt securities:
Net unrealized (losses) gains arising during the period	$(194,393)	$57,547	$(136,846)	$89,868	$(26,539)	$63,329	$65,549	$(19,379)	$46,170
Net realized (gains) reclassified into net income (1)	(1,568)	464	(1,104)	(12,299)	3,636	(8,663)	(3,930)	1,162	(2,768)
Net change	(195,961)	58,011	(137,950)	77,569	(22,903)	54,666	61,619	(18,217)	43,402
Cash flow hedges
Net unrealized gains (losses) arising during the period	1,210	(344)	866	(1,604)	455	(1,149)	—	—	—
Net realized losses (gains) reclassified into net income (2)	868	(247)	621	(113)	32	(81)	—	—	—
Net change	2,078	(591)	1,487	(1,717)	487	(1,230)	—	—	—
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period (3)	463	1,294	1,757	7,398	1,899	9,297	290	(3,926)	(3,636)
Net change	463	1,294	1,757	7,398	1,899	9,297	290	(3,926)	(3,636)
Other comprehensive (loss) income	$(193,420)	$58,714	$(134,706)	$83,250	$(20,517)	$62,733	$61,909	$(22,143)	$39,766

(1)Pre-tax amounts were reported in Net gains on sales of AFS debt securities on the Consolidated Statement of Income for the years ended December 31, 2021, 2020 and 2019.
(2)Pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income for the years ended December 31, 2021 and 2020.
(3)The tax effects on foreign currency translation adjustments, net of hedges represent the cumulative net deferred tax liabilities on net investment hedges since its inception.

Note 16 — Regulatory Requirements and Matters

Capital Adequacy — The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation. The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies as standardized approaches institutions. The Basel III Capital Rules require that banking organizations maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a Tier 1 leverage ratio of a least 4.0% to be considered adequately capitalized. Failure to meet the minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Company and the Bank are also subject to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios under the Basel III Capital Rules. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

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

Effective January 1, 2020, the Company adopted the ASU 2016-13 Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial instrument that introduced the CECL methodology. In March 2020, the federal banking agencies issued the Interim Final Rule that provided banking organizations that adopted the CECL with the phase-in option to delay ~~t~~he estimated impact of CECL on regulatory capital. The Bank and the Company have elected the CECL phase-in option in 2020. As a result, the Bank and the Company delayed the impact of CECL on regulatory capital through the year 2021, after which the effects are being phased in over a three-year period from January 1, 2022 through December 31, 2024.

As of December 31, 2021 and 2020, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2021, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2021 and 2020:

($ in thousands)	Basel III
	December 31, 2021		December 31, 2020		Minimum Capital Ratios	Fully Phased-in Minimum Capital Ratios (3)	Well- Capitalized Requirement
	Actual		Actual
	Amount	Ratio	Amount	Ratio	Ratio	Ratio	Ratio
Total capital (to risk-weighted assets)
Company	$6,124,827	14.1%	$5,510,640	14.3%	8.0%	10.5%	10.0%
East West Bank	$5,766,734	13.2%	$5,143,246	13.4%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$5,559,357	12.8%	$4,882,555	12.7%	6.0%	8.5%	6.0%
East West Bank	$5,349,264	12.3%	$4,662,426	12.1%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company	$5,559,357	12.8%	$4,882,555	12.7%	4.5%	7.0%	6.5%
East West Bank	$5,349,264	12.3%	$4,662,426	12.1%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$5,559,357	9.0%	$4,882,555	9.4%	4.0%	4.0%	N/A
East West Bank	$5,349,264	8.6%	$4,662,426	9.0%	4.0%	4.0%	5.0%
Risk-weighted assets
Company	$43,585,105	N/A	$38,406,071	N/A	N/A	N/A	N/A
East West Bank	$43,572,086	N/A	$38,481,275	N/A	N/A	N/A	N/A
Adjusted quarterly average total assets (2)
Company	$62,387,003	N/A	$52,540,964	N/A	N/A	N/A	N/A
East West Bank	$62,366,514	N/A	$52,594,313	N/A	N/A	N/A	N/A

(1)The Tier 1 leverage capital well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
(2)Reflects adjusted quarterly average total assets for the years ended December 31, 2021 and 2020.
(3)Includes a 2.5% capital conservation buffer requirement above the minimum risk-based capital ratios.
N/A — Not applicable.

Reserve Requirement — The Bank is required to maintain a percentage of its deposits as reserves at the Federal Reserve. In an effort to provide monetary stimulus to counteract the economic disruption caused by the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratio to zero percent. The daily average reserve requirements were zero as of both December 31, 2021 and 2020.
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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platform. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management, interest rate risk hedging and foreign exchange services.

The Commercial Banking segment primarily generates commercial loans and deposits. Commercial loan products include commercial real estate lending, construction finance, working capital lines of credit, trade finance, letters of credit, commercial business lending, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

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

The following tables present the results of operations and other key financial measures for the individual operating segments as of and for the years ended December 31, 2021, 2020 and 2019:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2021
Net interest income before reversal of provision for credit losses	$697,101	$766,202	$68,268	$1,531,571
Reversal of provision for credit losses	(4,998)	(30,002)	—	(35,000)
Noninterest income (1)	94,125	163,768	28,002	285,895
Noninterest expense	364,635	271,408	160,046	796,089
Segment income (loss) before income taxes (1)	431,589	688,564	(63,776)	1,056,377
Segment net income (1)	$308,630	$492,271	$72,080	$872,981
As of December 31, 2021
Segment assets	$14,961,809	$28,556,706	$17,352,186	$60,870,701

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2020
Net interest income before provision for credit losses	$530,829	$706,286	$140,078	$1,377,193
Provision for credit losses	3,885	206,768	—	210,653
Noninterest income (1)	64,115	142,337	29,095	235,547
Noninterest expense	331,750	266,923	117,649	716,322
Segment income before income taxes (1)	259,309	374,932	51,524	685,765
Segment net income (1)	$185,782	$268,476	$113,539	$567,797
As of December 31, 2020
Segment assets	$13,351,060	$26,958,766	$11,847,087	$52,156,913

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2019
Net interest income before provision for credit losses	$696,551	$651,413	$119,849	$1,467,813
Provision for credit losses	14,178	84,507	—	98,685
Noninterest income (1)	57,238	135,305	29,702	222,245
Noninterest expense	343,001	263,064	141,391	747,456
Segment income before income taxes (1)	396,610	439,147	8,160	843,917
Segment net income (1)	$283,674	$314,321	$76,040	$674,035
As of December 31, 2019
Segment assets	$11,520,586	$25,501,534	$7,173,976	$44,196,096

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values that were previously allocated to the “Commercial Banking” segment, have been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Prior years’ balances have been reclassified to conform to the 2021 presentation.

Note 18 — Parent Company Condensed Financial Statements

The principal sources of East West’s income (on a Parent Company-only basis) are dividends from the Bank. In addition to dividend restrictions set forth in statutes and regulations, the banking agencies have the authority to prohibit or to limit the Bank from paying dividends, if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the Bank. The Bank declared $200.0 million, $511.0 million and $190.0 million of dividends to East West during the years ended December 31, 2021, 2020 and 2019, respectively.

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands, except shares)	December 31,
	2021	2020
ASSETS
Cash and cash equivalents due from subsidiary bank	$345,018	$439,065
Investments in subsidiaries:
Bank	5,626,975	5,048,896
Nonbank	9,136	6,738
Investments in tax credit investments, net	4,082	6,586
Other assets	9,407	3,072
TOTAL	$5,994,618	$5,504,357
LIABILITIES
Long-term debt	$147,658	$147,376
Accrued income tax payable	—	81,741
Other liabilities	9,742	6,065
Total liabilities	157,400	235,182
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 167,790,645 and 167,240,600 shares issued in 2021 and 2020, respectively	168	167
Additional paid-in capital	1,893,557	1,858,352
Retained earnings	4,683,659	4,000,414
Treasury stock, at cost 25,882,691 shares in 2021 and 25,675,371 shares in 2020	(649,785)	(634,083)
AOCI, net of tax	(90,381)	44,325
Total stockholders’ equity	5,837,218	5,269,175
TOTAL	$5,994,618	$5,504,357

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2021	2020	2019
Dividends from subsidiaries:
Bank	$200,000	$511,000	$190,000
Nonbank	82	109	189
Other income	11	3	425
Total income	200,093	511,112	190,614
Interest expense on long-term debt	2,974	3,877	6,482
Compensation and employee benefits	6,370	6,210	5,479
Amortization of tax credit and other investments	425	1,248	8,437
Other expense	1,306	1,184	1,487
Total expense	11,075	12,519	21,885
Income before income tax benefit and equity in undistributed income of subsidiaries	189,018	498,593	168,729
Income tax benefit	3,005	4,158	6,737
Undistributed earnings of subsidiaries, primarily bank	680,958	65,046	498,569
Net income	$872,981	$567,797	$674,035

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$872,981	$567,797	$674,035
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(680,958)	(65,046)	(498,569)
Amortization expense	1,877	1,523	8,703
Deferred income tax expense (benefit)	2,721	491	(10,132)
Net change in other assets	(5,685)	40	10,246
Net change in other liabilities	(81,706)	77,052	(18)
Net cash provided by operating activities	109,230	581,857	184,265
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit investments	(346)	(172)	(292)
Distributions received from equity method investees	436	4,096	2,577
Net increase in investments in and advances to nonbank subsidiaries	(1,476)	(2,732)	(3,314)
Other investing activities	—	—	(157)
Net cash (used in) provided by investing activities	(1,386)	1,192	(1,186)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	2,573	2,326	3,383
Stock tendered for payment of withholding taxes	(15,702)	(8,253)	(14,635)
Repurchased of common stock pursuant to the Stock Repurchase Program	—	(145,966)	—
Cash dividends paid	(188,762)	(158,222)	(155,107)
Net cash used in financing activities	(201,891)	(310,115)	(166,359)
Net (decrease) increase in cash and cash equivalents	(94,047)	272,934	16,720
Cash and cash equivalents, beginning of year	439,065	166,131	149,411
Cash and cash equivalents, end of year	$345,018	$439,065	$166,131

Note 19 — Subsequent Events

On January 27, 2022, the Company’s Board of Directors declared first quarter 2022 cash dividends for the Company’s common stock. The common stock cash dividend of $0.40 per share was paid on February 22, 2022 to stockholders of record as of February 7, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2021. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 28, 2022

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s executive officers and biographical information for each, is set forth in Item 1. Business — Information about our Executive Officers in this Form 10-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2021 and this information is incorporated herein by reference:
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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2022 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2022 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	5,420,089	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	5,420,089

(1)Represents future shares available under the stockholder-approved 2021 Stock Incentive Plan effective March 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2022 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, PCAOB ID: 185.

Information regarding principal accountant fees and services will be set forth in the 2022 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

(2)Financial Statement Schedules

All financial statement schedules for East West Bancorp, Inc. and its subsidiaries have been included in this Form 10-K in the Consolidated Financial Statements or the related notes thereto, or they are either inapplicable or not required.

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

3.1.3
Certificate of Amendment to Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 23, 2008 (File No. 000-24939).]

3.1.4
Certificate of Designations of 8.00% Non-Cumulative Perpetual Convertible Preferred Stock, Series A of the Registrant [Incorporated by reference to Exhibit 3.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 30, 2008 (File No. 000-24939).]

3.2
Amended and Restated Bylaws of the Registrant dated January 29, 2013 [Incorporated by reference to Exhibit 3.10 from Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2013 (File No. 000-24939).]

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

4.3
Description of Securities [Incorporated by reference to Exhibit 4.3 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Commission on February 27, 2020 (File No. 000-24939).]

10.1.1
Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.1.2
Amendment to Employment Agreement - Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 10, 2012 (File No. 000-24939).]

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

10.1.6
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 8, 2020 (File No. 000-24939).]

10.1.7
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the Commission on May 7, 2021 (File No. 000-24939).]

10.2.1
Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.2.2
Amendment to Employment Agreement - Douglas P. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 10, 2012 (File No. 000-24939).]

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

10.2.6
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed with the Commission on May 8, 2020 (File No. 000-24939).]

10.2.7
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the Commission on May 7, 2021 (File No. 000-24939).]

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

10.4.3
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the Commission on November 6, 2020 (File No. 000-24939).]

10.4.4
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the Commission on November 8, 2021 (File No. 000-24939).]

10.5	Employment Agreement – Parker Shi* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2021 (File No. 000-24939).]
10.6.1
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Dominic Ng* [Incorporated by reference to Exhibit 10.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.2
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Douglas P. Krause* [Incorporated by reference to Exhibit 10.3.2 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

10.6.3
Form of Agreement Regarding Grants of Incentive Shares and Clawbacks – Irene H. Oh* [Incorporated by reference to Exhibit 10.3.3 from Registrant’s Current Report on Form 8-K filed with the Commission on April 10, 2012 (File No. 000-24939).]

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

10.7.3
East West Bancorp, Inc. 2016 Stock Incentive Plan, as amended and restated* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2016 (File No. 000-24939).]

10.7.4
East West Bancorp, Inc. 2021 Stock Incentive Plan, as amended and restated* [Incorporated by reference to Appendix A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2021 (File No. 000-24939).]

10.7.5
East West Bancorp, Inc. 1998 Non-Qualified Stock Option Program for Employees and Independent Contractors* [Incorporated by reference to Exhibit 10.2 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.6
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No. 000-24939).]

10.7.7
East West Bancorp, Inc. 1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference to Exhibit 10.4 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.7.8
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

21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.
24	Power of Attorney. Filed herewith.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity line of credit
ALCO	Asset/Liability Committee	IRS	Internal Revenue Service
AML	Anti-money laundering	KRX	Keefe, Bruyette and Woods Nasdaq Regional Banking Index
AML Act	The Anti-Money Laundering Act of 2020	LCH	London Clearing House
AOCI	Accumulated other comprehensive income (loss)	LGD	Loss given default
ARRC	Alternative Reference Rates Committee	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LTV	Loan-to-value
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BHC Act	Bank Holding Company Act of 1956, as amended	MMBTU	Million British thermal unit
BSA	Bank Secrecy Act	MMLF	Money Market Mutual Fund Liquidity Facility
C&I	Commercial and industrial	Moody's	Moody’s Investors Service
CAA	Consolidated Appropriations Act, 2021	MOU	Memorandum of Understanding
CAP	Compliance Assurance Process	MSLP	Main Street Lending Program
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NAV	Net asset value
CCPA	California Consumer Privacy Act	OFAC	Office of Foreign Assets Control
CECL	Current expected credit losses	OREO	Other real estate owned
CET1	Common Equity Tier 1	OTTI	Other-than-temporary impairment
CFPB	Consumer Financial Protection Bureau	PATRIOT ACT	USA PATRIOT Act of 2001
CLO	Collateralized loan obligation	PCA	Prompt Corrective Action
CME	Chicago Mercantile Exchange	PCD	Purchased credit deteriorated
COVID-19	Coronavirus Disease 2019	PCI	Purchased credit impaired
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	PPP	Paycheck Protection Program
DFPI	California Department of Financial Protection and Innovation	PPPLF	Paycheck Protection Program Liquidity Facility
DIF	Deposit Insurance Fund	RMB	Chinese Renminbi
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERM	Enterprise risk management	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's
FCA	Financial Conduct Authority	SBA	Small Business Administration
FDIA	Federal Deposit Insurance Act	SBLC	Standby letter of credit
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
FFIEC	Federal Financial Institutions Examination Council	SERP	Supplemental Executive Retirement Plan
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FRBSF	Federal Reserve Bank of San Francisco	TDR	Troubled debt restructuring
FTP	Funds transfer pricing	U.K.	United Kingdom
GAAP	United States Generally Accepted Accounting Principles	U.S.	United States
GDP	Gross Domestic Product	USD	U.S. Dollar
GLBA	Gramm-Leach-Bliley Act of 1999	VIE	Variable interest entity

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2022	EAST WEST BANCORP, INC. (Registrant)

	By	/s/ DOMINIC NG
Dominic Ng
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Irene H. Oh

MANUEL P. ALVAREZ*	Director	February 28, 2022
Manuel P. Alvarez

MOLLY CAMPBELL*	Director	February 28, 2022
Molly Campbell

IRIS S. CHAN*	Director	February 28, 2022
Iris S. Chan

ARCHANA DESKUS*	Director	February 28, 2022
Archana Deskus

RUDOLPH I. ESTRADA*	Lead Director	February 28, 2022
Rudolph I. Estrada

PAUL H. IRVING*	Director	February 28, 2022
Paul H. Irving

JACK C. LIU*	Director	February 28, 2022
Jack C. Liu

LESTER M. SUSSMAN*	Director	February 28, 2022
Lester M. Sussman

* Dominic Ng, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ DOMINIC NG
Dominic Ng
Attorney-In-Fact
Chairman and Chief Executive Officer