Form 10-Q
period 2022-03-31
EAST WEST BANCORP INC
filed 2022-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,908,444 shares as of April 30, 2022.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$571,571	$527,317
Interest-bearing cash with banks	3,277,129	3,385,618
Cash and cash equivalents	3,848,700	3,912,935
Interest-bearing deposits with banks	816,125	736,492
Assets purchased under resale agreements (“resale agreements”)	1,956,822	2,353,503
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $7,091,581 and $10,087,179)	6,729,431	9,965,353
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,815,968)	2,997,702	—
Loans held-for-sale	631	635
Loans held-for-investment (net of allowance for loan losses of $545,685 and $541,579)	42,944,997	41,152,202
Investments in qualified affordable housing partnerships, tax credit and other investments, net	607,985	628,263
Premises and equipment (net of accumulated depreciation of $141,422 and $139,358)	95,898	97,302
Goodwill	465,697	465,697
Operating lease right-of-use assets	102,491	98,632
Other assets	1,674,977	1,459,687
TOTAL	$62,241,456	$60,870,701
LIABILITIES
Deposits:
Noninterest-bearing	$24,927,768	$22,845,464
Interest-bearing	30,010,593	30,505,068
Total deposits	54,938,361	53,350,532
Federal Home Loan Bank (“FHLB”) advances	74,619	249,331
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	152,227	151,997
Operating lease liabilities	109,656	105,534
Accrued expenses and other liabilities	963,137	876,089
Total liabilities	56,538,000	55,033,483
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 168,375,288 and 167,790,645 shares issued	168	168
Additional paid-in capital	1,902,874	1,893,557
Retained earnings	4,863,721	4,683,659
Treasury stock, at cost 26,118,768 and 25,882,691 shares	(668,382)	(649,785)
Accumulated other comprehensive loss (“AOCI”), net of tax	(394,925)	(90,381)
Total stockholders’ equity	5,703,456	5,837,218
TOTAL	$62,241,456	$60,870,701

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$377,110	$342,008
Debt securities	42,667	29,100
Resale agreements	8,383	6,099
Restricted equity securities	609	547
Interest-bearing cash and deposits with banks	3,260	3,632
Total interest and dividend income	432,029	381,386
INTEREST EXPENSE
Deposits	12,989	21,822
Short-term borrowings	9	42
FHLB advances	578	3,069
Repurchase agreements	2,016	1,978
Long-term debt and finance lease liabilities	824	780
Total interest expense	16,416	27,691
Net interest income before provision for credit losses	415,613	353,695
Provision for credit losses	8,000	—
Net interest income after provision for credit losses	407,613	353,695
NONINTEREST INCOME
Lending fees	19,438	18,357
Deposit account fees	20,315	15,383
Interest rate contracts and other derivative income	11,133	16,997
Foreign exchange income	12,699	9,526
Wealth management fees	6,052	6,911
Net gains on sales of loans	2,922	1,781
Gains on sales of AFS debt securities	1,278	192
Other investment income	1,627	925
Other income	4,279	2,794
Total noninterest income	79,743	72,866
NONINTEREST EXPENSE
Compensation and employee benefits	116,269	107,808
Occupancy and equipment expense	15,464	15,922
Deposit insurance premiums and regulatory assessments	4,717	3,876
Deposit account expense	4,693	3,892
Data processing	3,665	4,478
Computer software expense	7,294	7,159
Consulting expense	1,833	1,475
Legal expense	718	1,502
Other operating expense	20,897	19,607
Amortization of tax credit and other investments	13,900	25,358
Total noninterest expense	189,450	191,077
INCOME BEFORE INCOME TAXES	297,906	235,484
INCOME TAX EXPENSE	60,254	30,490
NET INCOME	$237,652	$204,994
EARNINGS PER SHARE (“EPS”)
BASIC	$1.67	$1.45
DILUTED	$1.66	$1.44
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	142,025	141,646
DILUTED	143,223	142,844

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$237,652	$204,994
Other comprehensive (loss) income, net of tax:
Net changes in unrealized losses on AFS debt securities	(169,270)	(133,448)
Net changes in unrealized losses on securities transferred from AFS to HTM	(110,680)	—
Net changes in unrealized (losses) gains on cash flow hedges	(24,723)	432
Foreign currency translation adjustments	129	(1,349)
Other comprehensive loss	(304,544)	(134,365)
COMPREHENSIVE (LOSS) INCOME	$(66,892)	$70,629

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	204,994	—	—	204,994
Other comprehensive loss	—	—	—	—	(134,365)	(134,365)
Issuance of common stock pursuant to various stock compensation plans and agreements	475,733	7,582	—	—	—	7,582
Repurchase of common stock pursuant to various stock compensation plans and agreements	(197,926)	—	—	(14,983)	—	(14,983)
Cash dividends on common stock ($0.33 per share)	—	—	(47,376)	—	—	(47,376)
BALANCE, MARCH 31, 2021	141,843,036	$1,866,101	$4,158,032	$(649,066)	$(90,040)	$5,285,027
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	237,652	—	—	237,652
Other comprehensive loss	—	—	—	—	(304,544)	(304,544)
Issuance of common stock pursuant to various stock compensation plans and agreements	588,114	9,317	—	—	—	9,317
Repurchase of common stock pursuant to various stock compensation plans and agreements	(239,548)	—	—	(18,597)	—	(18,597)
Cash dividends on common stock ($0.40 per share)	—	—	(57,590)	—	—	(57,590)
BALANCE, MARCH 31, 2022	142,256,520	$1,903,042	$4,863,721	$(668,382)	$(394,925)	$5,703,456

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$237,652	$204,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,555	37,490
Amortization of premiums and accretion of discount, net	11,824	5,770
Stock compensation costs	8,433	7,817
Deferred income tax (expense) benefit	(7,083)	224
Provision for credit losses	8,000	—
Net gains on sales of loans	(2,922)	(1,781)
Gains on sales of AFS debt securities	(1,278)	(192)
Loans held-for-sale:
Originations and purchases	(447)	(5,718)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	461	7,644
Proceeds from distributions received from equity method investees	3,227	2,505
Net change in accrued interest receivable and other assets	(81,628)	185,503
Net change in accrued expenses and other liabilities	83,042	(101,574)
Other net operating activities	49	20
Total adjustments	48,233	137,708
Net cash provided by operating activities	285,885	342,702
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(32,853)	(52,756)
Interest-bearing deposits with banks	(79,633)	67,793
Resale agreements:
Proceeds from paydowns and maturities	554,932	223,952
Purchases	(158,251)	(923,990)
AFS debt securities:
Proceeds from sales	103,945	46,397
Proceeds from repayments, maturities and redemptions	446,301	473,808
Purchases	(746,855)	(2,969,640)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	15,448	—
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	135,517	147,115
Purchases	(225,065)	(311,030)
Other changes in loans held-for-investment, net	(1,697,590)	(1,047,557)
Proceeds from distributions received from equity method investees	4,348	2,832
Other net investing activities	(2,758)	(2,870)
Net cash used in investing activities	(1,682,514)	(4,345,946)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,584,344	4,690,658
Net decrease in short-term borrowings	(31)	(21,143)
FHLB advances:
Proceeds	100	—
Repayment	(175,100)	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(229)	(315)
Common stock:
Stocks tendered for payment of withholding taxes	(18,597)	(14,983)
Cash dividends paid	(58,900)	(48,213)
Net cash provided by financing activities	1,331,587	4,606,004
Effect of exchange rate changes on cash and cash equivalents	807	(1,598)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(64,235)	601,162
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,912,935	4,017,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,848,700	$4,619,133

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$20,881	$29,680
Income tax refund	$581	$—
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$3,010,003	$—
Loans transferred from held-for-investment to held-for-sale	$133,217	$145,872
Loans transferred to other real estate owned (“OREO”) and other foreclosed assets	$—	$10,360

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2022, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the most recently filed annual report on Form 10-K, and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on February 28, 2022 (the “Company’s 2021 Form 10-K”). In addition, certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current period presentation.

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

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Trouble Debt Restructurings and the Vintage Disclosures	January 1, 2023
ASU 2022-02 eliminates the troubled debt restructuring (“TDRs”) accounting model for creditors and requires companies to apply the general loan modification guidance under ASC 310-20-35-9 through 35-11 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. In addition, companies are no longer required to use a discounted cash flow method to measure the allowance for credit losses as a result of a modification or restructuring with a borrower experiencing financial difficulty. The guidance also introduces new disclosure requirements related to restructuring of financing receivables made to debtors experiencing financial difficulty, and requires public companies to prospectively begin disclosing current-period gross write-off information by year of origination in the vintage disclosures.
The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt ASU 2022-02 on January 1, 2023.

Significant Accounting Policies Update

During the three months ended March 31, 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM.

Transfer between Categories of Debt Securities — Upon transfer of a debt security from the AFS to HTM category, the security’s new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income over the remaining life of the securities as effective yield adjustments, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. For transfers of securities from the AFS to HTM category, any allowance for credit losses that was previously recorded under the AFS model is reversed and an allowance for credit losses is subsequently recorded under the HTM debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in provision for credit losses.

Held-to-Maturity Debt Securities — Debt securities that the Company has the intent and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of allowance for credit losses. HTM debt securities are generally placed on nonaccrual status using factors similar to those described for loans. The amortized cost of the Company’s HTM debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on HTM debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual HTM securities is applied to reduce the security’s amortized cost basis and not as interest income. Generally, the Company returns an HTM security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.

Allowance for Credit Losses on Held-to-Maturity Debt Securities — For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Debt securities that are either guaranteed or issued by the U.S. government or government-sponsored enterprises, are highly rated by major rating agencies, and have a long history of no credit losses are an example of such securities to which the Company applies a zero credit loss assumption. Any expected credit loss is provided through the allowance for credit losses on HTM debt securities and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect.

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

When available, the Company uses quoted market prices to determine the fair value of AFS debt securities that are classified as Level 1. Level 1 AFS debt securities consist of U.S. Treasury securities. When pricing is unavailable from third-party pricing service providers for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. In addition, the Company obtains market quotes from other official published sources. As these valuations are based on observable inputs in the current marketplace, they are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation techniques are reviewed periodically.

Equity Securities — Equity securities consisted of mutual funds as of both March 31, 2022 and December 31, 2021. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts that are not designated as hedging instruments with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap contracts with institutional counterparties to hedge against certain variable interest rate borrowings and variable interest rate loans. These interest rate swap contracts with institutional counterparties were designated as cash flow hedges. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. Considering the observable nature of all other significant inputs utilized, the Company classifies these derivative instruments as Level 2.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of March 31, 2022 and December 31, 2021, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company periodically obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. As of March 31, 2022 and December 31, 2021, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$637,974	$—	$—	$637,974
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	304,395	—	304,395
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	600,323	—	600,323
Residential mortgage-backed securities	—	2,068,485	—	2,068,485
Municipal securities	—	298,659	—	298,659
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	445,325	—	445,325
Residential mortgage-backed securities	—	806,782	—	806,782
Corporate debt securities	—	630,512	—	630,512
Foreign government bonds	—	253,811	—	253,811
Asset-backed securities	—	71,362	—	71,362
Collateralized loan obligations (“CLOs”)	—	611,803	—	611,803
Total AFS debt securities	$637,974	$6,091,457	$—	$6,729,431

Investments in tax credit and other investments:
Equity securities	$21,137	$4,357	$—	$25,494
Total investments in tax credit and other investments	$21,137	$4,357	$—	$25,494

Derivative assets:
Interest rate contracts	$—	$188,101	$—	$188,101
Foreign exchange contracts	—	16,122	—	16,122
Equity contracts	—	5	309	314
Commodity contracts	—	484,563	—	484,563
Gross derivative assets	$—	$688,791	$309	$689,100
Netting adjustments (1)	$—	$(190,316)	$—	$(190,316)
Net derivative assets	$—	$498,475	$309	$498,784

Derivative liabilities:
Interest rate contracts	$—	$236,569	$—	$236,569
Foreign exchange contracts	—	12,035	—	12,035
Credit contracts	—	67	—	67
Commodity contracts	—	443,358	—	443,358
Gross derivative liabilities	$—	$692,029	$—	$692,029
Netting adjustments (1)	$—	$(435,081)	$—	$(435,081)
Net derivative liabilities	$—	$256,948	$—	$256,948

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,032,681	$—	$—	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,301,971	—	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,228,980	—	1,228,980
Residential mortgage-backed securities	—	2,928,283	—	2,928,283
Municipal securities	—	523,158	—	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	496,443	—	496,443
Residential mortgage-backed securities	—	881,931	—	881,931
Corporate debt securities	—	649,665	—	649,665
Foreign government bonds	—	257,733	—	257,733
Asset-backed securities	—	74,558	—	74,558
CLOs	—	589,950	—	589,950
Total AFS debt securities	$1,032,681	$8,932,672	$—	$9,965,353

Investments in tax credit and other investments:
Equity securities	$22,130	$4,474	$—	$26,604
Total investments in tax credit and other investments	$22,130	$4,474	$—	$26,604

Derivative assets:
Interest rate contracts	$—	$240,222	$—	$240,222
Foreign exchange contracts	—	21,033	—	21,033
Equity contracts	—	5	215	220
Commodity contracts	—	222,709	—	222,709
Gross derivative assets	$—	$483,969	$215	$484,184
Netting adjustments (1)	$—	$(100,953)	$—	$(100,953)
Net derivative assets	$—	$383,016	$215	$383,231

Derivative liabilities:
Interest rate contracts	$—	$179,962	$—	$179,962
Foreign exchange contracts	—	15,501	—	15,501
Credit contracts	—	141	—	141
Commodity contracts	—	194,567	—	194,567
Gross derivative liabilities	$—	$390,171	$—	$390,171
Netting adjustments (1)	$—	$(232,727)	$—	$(232,727)
Net derivative liabilities	$—	$157,444	$—	$157,444

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three months ended March 31, 2022 and 2021, Level 3 fair value measurements that were measured on a recurring basis consisted of warrants issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Equity contracts
Beginning balance	$215	$273
Total gains (losses) included in earnings (1)	3	(1)
Issuances	91	—
Ending balance	$309	$272

(1)Includes unrealized gains (losses) recorded in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2022 and December 31, 2021. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
March 31, 2022
Derivative assets:
Equity contracts	$309	Black-Scholes option pricing model	Equity volatility	41% — 57%	48%
			Liquidity discount	47%	47%
December 31, 2021
Derivative assets:
Equity contracts	$215	Black-Scholes option pricing model	Equity volatility	44% — 54%	49%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of March 31, 2022 and December 31, 2021.

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

All available information is considered in assessing whether a decline in value is other-than-temporary. Generally, none of the aforementioned factors are individually conclusive and the relative importance placed on individual facts may vary depending on the situation. In accordance with ASC 323-10-35-32, an impairment charge would only be recognized in earnings for a decline in value that is determined to be other-than-temporary.

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

Other Nonperforming Assets — Other nonperforming assets are recorded at fair value upon transfers from loans to foreclosed assets. Subsequently, foreclosed assets are recorded at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimates of the foreclosed asset. The Company records an impairment when the foreclosed asset’s fair value declines below its carrying value. The fair value measurement of other nonperforming assets is classified within one of the three levels in a valuation hierarchy based upon the observability of inputs to the valuation as of the measurement date.

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$78,354	$78,354
Commercial real estate (“CRE”):
CRE	—	—	24,186	24,186
Total commercial	—	—	102,540	102,540
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,097	1,097
Total consumer	—	—	1,097	1,097
Total loans held-for-investment	$—	$—	$103,637	$103,637

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$102,349	$102,349
CRE:
CRE	—	—	21,891	21,891
Total commercial	—	—	124,240	124,240
Consumer:
Residential mortgage:
HELOCs	—	—	2,744	2,744
Total consumer	—	—	2,744	2,744
Total loans held-for-investment	$—	$—	$126,984	$126,984
Other nonperforming assets	$391	$—	$—	$391

The following table presents the increase (decrease) in fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Loans held-for-investment:
Commercial:
C&I	$(10,424)	$(5,309)
CRE:
CRE	2,864	(7,062)
Multifamily residential	—	(16)
Construction and land	—	(71)
Total commercial	(7,560)	(12,458)
Consumer:
Residential mortgage:
HELOCs	3	(37)
Total consumer	3	(37)
Total loans held-for-investment	$(7,557)	$(12,495)
Other nonperforming assets	$—	$(3,890)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
March 31, 2022
Loans held-for-investment	$44,881	Discounted cash flows	Discount	4% — 6%	4%
	$34,570	Fair value of collateral	Discount	15% — 77%	30%
	$24,186	Fair value of property	Selling cost	8%	8%

December 31, 2021
Loans held-for-investment	$64,919	Discounted cash flows	Discount	4% — 15%	7%
	$38,537	Fair value of collateral	Discount	15% — 75%	41%
	$23,528	Fair value of property	Selling cost	8%	8%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2022 and December 31, 2021.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	March 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,848,700	$3,848,700	$—	$—	$3,848,700
Interest-bearing deposits with banks	$816,125	$—	$816,125	$—	$816,125
Resale agreements	$1,956,822	$—	$1,906,530	$—	$1,906,530
HTM debt securities	$2,997,702	$499,275	$2,316,693	$—	$2,815,968
Restricted equity securities, at cost	$77,682	$—	$77,682	$—	$77,682
Loans held-for-sale	$631	$—	$631	$—	$631
Loans held-for-investment, net	$42,944,997	$—	$—	$42,698,185	$42,698,185
Mortgage servicing rights	$5,927	$—	$—	$9,853	$9,853
Accrued interest receivable	$155,730	$—	$155,730	$—	$155,730
Financial liabilities:
Demand, checking, savings and money market deposits	$46,708,274	$—	$46,708,274	$—	$46,708,274
Time deposits	$8,230,087	$—	$8,202,829	$—	$8,202,829
FHLB advances	$74,619	$—	$75,265	$—	$75,265
Repurchase agreements	$300,000	$—	$309,225	$—	$309,225
Long-term debt	$147,729	$—	$148,298	$—	$148,298
Accrued interest payable	$6,970	$—	$6,970	$—	$6,970

($ in thousands)	December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,912,935	$3,912,935	$—	$—	$3,912,935
Interest-bearing deposits with banks	$736,492	$—	$736,492	$—	$736,492
Resale agreements	$2,353,503	$—	$2,335,901	$—	$2,335,901
Restricted equity securities, at cost	$77,434	$—	$77,434	$—	$77,434
Loans held-for-sale	$635	$—	$635	$—	$635
Loans held-for-investment, net	$41,152,202	$—	$—	$41,199,599	$41,199,599
Mortgage servicing rights	$5,706	$—	$—	$9,104	$9,104
Accrued interest receivable	$159,833	$—	$159,833	$—	$159,833
Financial liabilities:
Demand, checking, savings and money market deposits	$45,388,550	$—	$45,388,550	$—	$45,388,550
Time deposits	$7,961,982	$—	$7,966,116	$—	$7,966,116
FHLB advances	$249,331	$—	$250,372	$—	$250,372
Repurchase agreements	$300,000	$—	$310,525	$—	$310,525
Long-term debt	$147,658	$—	$151,020	$—	$151,020
Accrued interest payable	$11,435	$—	$11,435	$—	$11,435

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both March 31, 2022 and December 31, 2021.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.33 billion as of both March 31, 2022 and December 31, 2021. The weighted-average yields were 1.63% and 1.57% for the three months ended March 31, 2022 and 2021, respectively.

Loans Purchased under Resale Agreements — Total loans purchased under resale agreements were $621.8 million and $1.02 billion as of March 31, 2022 and December 31, 2021, respectively. The weighted-average yields were 1.60% and 2.02% for the three months ended March 31, 2022 and 2021, respectively.

Assets Sold under Repurchase Agreements — As of March 31, 2022, securities sold under the repurchase agreements consisted of U.S. Treasury securities and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. Gross repurchase agreements were $300.0 million as of both March 31, 2022 and December 31, 2021. The weighted-average interest rates were 2.62% and 2.67% for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, all repurchase agreements will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Received
Resale agreements	$1,956,822	$—	$1,956,822	$(1,918,204)	(1)	$38,618

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(290,172)	(2)	$9,828

($ in thousands)	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$2,353,503	$—	$2,353,503	$(2,327,687)	(1)	$25,816

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,330	$64	$(38,420)	$637,974
U.S. government agency and U.S. government-sponsored enterprise debt securities	326,555	119	(22,279)	304,395
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	632,660	1,185	(33,522)	600,323
Residential mortgage-backed securities	2,180,621	733	(112,869)	2,068,485
Municipal securities	317,952	749	(20,042)	298,659
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	468,203	647	(23,525)	445,325
Residential mortgage-backed securities	855,502	7	(48,727)	806,782
Corporate debt securities	683,502	2,107	(55,097)	630,512
Foreign government bonds	260,846	635	(7,670)	253,811
Asset-backed securities	72,160	—	(798)	71,362
CLOs	617,250	—	(5,447)	611,803
Total AFS debt securities	7,091,581	6,246	(368,396)	6,729,431
HTM debt securities:
U.S. Treasury securities	$519,989	$—	$(20,714)	$499,275
U.S. government agency and U.S. government-sponsored enterprise debt securities	946,763	—	(67,477)	879,286
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	515,966	—	(31,678)	484,288
Residential mortgage-backed securities	824,713	—	(44,690)	780,023
Municipal securities	190,271	—	(17,175)	173,096
Total HTM debt securities	2,997,702	—	(181,734)	2,815,968
Total debt securities	$10,089,283	$6,246	$(550,130)	$9,545,399

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,049,238	$130	$(16,687)	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,333,984	2,697	(34,710)	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,242,043	15,791	(28,854)	1,228,980
Residential mortgage-backed securities	2,968,789	8,629	(49,135)	2,928,283
Municipal securities	519,381	10,065	(6,288)	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	498,920	3,000	(5,477)	496,443
Residential mortgage-backed securities	889,937	971	(8,977)	881,931
Corporate debt securities	657,516	8,738	(16,589)	649,665
Foreign government bonds	260,447	767	(3,481)	257,733
Asset-backed securities	74,674	185	(301)	74,558
CLOs	592,250	52	(2,352)	589,950
Total AFS debt securities	$10,087,179	$51,025	$(172,851)	$9,965,353

During the first quarter of 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM. At the time of the transfer, $113.0 million of unrealized losses, net of tax, was retained in AOCI.

As of March 31, 2022 and December 31, 2021, the amortized cost of debt securities excluded accrued interest receivables of $28.5 million and $33.1 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K and Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021.

($ in thousands)	March 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$452,031	$(23,354)	$162,785	$(15,066)	$614,816	$(38,420)
U.S. government agency and U.S. government sponsored enterprise debt securities	283,790	(21,418)	13,639	(861)	297,429	(22,279)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	428,714	(22,960)	94,653	(10,562)	523,367	(33,522)
Residential mortgage-backed securities	1,651,592	(77,331)	363,817	(35,538)	2,015,409	(112,869)
Municipal securities	243,211	(20,042)	—	—	243,211	(20,042)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	360,543	(17,424)	67,676	(6,101)	428,219	(23,525)
Residential mortgage-backed securities	724,439	(42,033)	81,681	(6,694)	806,120	(48,727)
Corporate debt securities	279,491	(16,008)	275,912	(39,089)	555,403	(55,097)
Foreign government bonds	19,022	(43)	77,195	(7,627)	96,217	(7,670)
Asset-backed securities	71,362	(798)	—	—	71,362	(798)
CLOs	320,603	(2,647)	291,200	(2,800)	611,803	(5,447)
Total AFS debt securities	$4,834,798	$(244,058)	$1,428,558	$(124,338)	$6,263,356	$(368,396)

($ in thousands)	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$935,776	$(14,689)	$47,881	$(1,998)	$983,657	$(16,687)
U.S. government agency and U.S. government-sponsored enterprise debt securities	773,647	(18,000)	402,907	(16,710)	1,176,554	(34,710)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,734	(13,589)	257,745	(15,265)	698,479	(28,854)
Residential mortgage-backed securities	2,138,542	(37,691)	330,522	(11,444)	2,469,064	(49,135)
Municipal securities	177,065	(5,682)	17,003	(606)	194,068	(6,288)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	301,925	(4,158)	40,013	(1,319)	341,938	(5,477)
Residential mortgage-backed securities	707,792	(8,966)	6,431	(11)	714,223	(8,977)
Corporate debt securities	183,916	(3,084)	251,494	(13,505)	435,410	(16,589)
Foreign government bonds	27,097	(5)	133,279	(3,476)	160,376	(3,481)
Asset-backed securities	24,885	(301)	—	—	24,885	(301)
CLOs	221,586	(64)	291,712	(2,288)	513,298	(2,352)
Total AFS debt securities	$5,932,965	$(106,229)	$1,778,987	$(66,622)	$7,711,952	$(172,851)

As of March 31, 2022, the Company had a total of 497 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 223 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 102 non-agency mortgage-backed securities, and 56 corporate debt securities. In comparison, as of December 31, 2021, the Company had a total of 431 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 180 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 50 U.S. government agency and U.S. government-sponsored agency debt securities, 21 U.S. Treasury securities, and 30 corporate debt securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and spread widening. Securities that were in unrealized loss positions as of March 31, 2022 were mainly comprised of the following:

•U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities — The market value decline as of March 31, 2022, was primarily due to interest rate movement. These securities (issued by Fannie Mae, Ginnie Mae and Freddie Mac) are guaranteed or sponsored by agencies of the U.S. government, and their credit profiles are strong (rated Aaa, AA+ and AAA by Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Ratings (“Fitch”), respectively). The Company expects to receive all contractual cash flows on time.
•Non-agency mortgage-backed securities — The market value decline as of March 31, 2022, was primarily due to interest rate movement and spread widening. Since these securities are rated AA or AAA by rating agencies (Moody’s, S&P, Kroll Bond Rating Agency, Fitch and Dominion Bond Rating Service Morningstar), or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of March 31, 2022, was primarily due to interest rate movement and spread widening. Since credit profiles of these securities are strong (rated BBB- or higher by Moody’s, S&P, Kroll Bond Rating Agency and Fitch), and the contractual payments from these bonds have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is low.

As of March 31, 2022 and December 31, 2021, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of March 31, 2022 and December 31, 2021 provided against these securities. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2022 and 2021.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses, of which all qualify for the zero loss assumption as of March 31, 2022. For more information on the Company’s credit loss methodology, refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q. The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of March 31, 2022, all HTM securities were highly rated (rated Aaa, AA+ and AAA by Moody’s, S&P and Fitch) and issued, guaranteed, or supported by U.S. government entities and agencies. The Company believes the history of no credit losses, current conditions as well as reasonable and supportable forecasts, indicate that all contractual payments will be received. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of March 31, 2022.

Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Gross realized gains	$1,278	$192
Related tax expense	$378	$57

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of March 31, 2022. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$—	$576,650	$99,680	$—	$676,330
Fair value	—	547,431	90,543	—	637,974
Weighted-average yield (1)	—%	1.28%	0.74%	—%	1.20%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	29,199	125,000	172,356	326,555
Fair value	—	27,969	115,734	160,692	304,395
Weighted-average yield (1)	—%	1.64%	1.16%	2.09%	1.70%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Amortized cost	—	12,508	190,547	2,610,226	2,813,281
Fair value	—	12,538	185,605	2,470,665	2,668,808
Weighted-average yield (1)	—%	3.08%	2.62%	1.78%	1.85%
Municipal securities
Amortized cost	1,841	36,444	18,691	260,976	317,952
Fair value	1,844	35,640	18,174	243,001	298,659
Weighted-average yield (1) (2)	2.72%	2.41%	2.60%	2.23%	2.28%
Non-agency mortgage-backed securities
Amortized cost	10,807	202,260	45,103	1,065,535	1,323,705
Fair value	10,798	198,659	44,661	997,989	1,252,107
Weighted-average yield (1)	3.07%	3.25%	1.16%	2.00%	2.17%
Corporate debt securities
Amortized cost	—	10,000	331,502	342,000	683,502
Fair value	—	9,848	322,115	298,549	630,512
Weighted average yield (1)	—%	1.55%	3.67%	2.05%	2.83%
Foreign government bonds
Amortized cost	113,979	46,867	50,000	50,000	260,846
Fair value	113,864	47,315	50,131	42,501	253,811
Weighted-average yield (1)	1.88%	3.01%	0.42%	1.50%	1.73%
Asset-backed securities:
Amortized cost	—	—	—	72,160	72,160
Fair value	—	—	—	71,362	71,362
Weighted-average yield (1)	—%	—%	—%	1.50%	1.50%
CLOs
Amortized cost	—	—	—	617,250	617,250
Fair value	—	—	—	611,803	611,803
Weighted average yield (1)	—%	—%	—%	1.41%	1.41%
Total AFS debt securities
Amortized cost	$126,627	$913,928	$860,523	$5,190,503	$7,091,581
Fair value	$126,506	$879,400	$826,963	$4,896,562	$6,729,431
Weighted-average yield (1)	1.99%	1.89%	2.39%	1.83%	1.91%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$24,415	$495,574	$—	$519,989
Fair value	—	23,492	475,783	—	499,275
Weighted-average yield (1)	—%	0.76%	1.06%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	162,903	783,860	946,763
Fair value	—	—	153,074	726,212	879,286
Weighted-average yield (1)	—%	—%	1.43%	1.86%	1.79%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	88,114	1,252,565	1,340,679
Fair value	—	—	83,816	1,180,495	1,264,311
Weighted-average yield (1)	—%	—%	1.61%	1.62%	1.62%
Municipal securities
Amortized cost	—	—	—	190,271	190,271
Fair value	—	—	—	173,096	173,096
Weighted-average yield (1) (2)	—%	—%	—%	1.97%	1.97%
Total HTM debt securities
Amortized cost	$—	$24,415	$746,591	$2,226,696	$2,997,702
Fair value	$—	$23,492	$712,673	$2,079,803	$2,815,968
Weighted-average yield (1)	—%	0.76%	1.21%	1.73%	1.59%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of March 31, 2022 and December 31, 2021, AFS and HTM debt securities with carrying values of $625.9 million and $803.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$60,432	$60,184
FHLB stock	17,250	17,250
Total restricted equity securities	$77,682	$77,434

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility so that movements in interest rates do not significantly affect earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The following table presents the notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of March 31, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	March 31, 2022				December 31, 2021
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$1,275,000		$385	$—	$275,000		$—	$57
Net investment hedges:
Foreign exchange contracts	86,751		—	490	86,531		—	225
Total derivatives designated as hedging instruments	$1,361,751		$385	$490	$361,531		$—	$282
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,771,724		$187,716	$236,569	$17,575,420		$240,222	$179,905
Foreign exchange contracts	2,365,524		16,122	11,545	1,874,681		21,033	15,276
Credit contracts	122,560		—	67	72,560		—	141
Equity contracts	—	(1)	314	—	—	(1)	220	—
Commodity contracts	—	(2)	484,563	443,358	—	(2)	222,709	194,567
Total derivatives not designated as hedging instruments	$20,259,808		$688,715	$691,539	$19,522,661		$484,184	$389,889
Gross derivative assets/liabilities			$689,100	$692,029			$484,184	$390,171
Less: Master netting agreements			(108,782)	(108,782)			(58,679)	(58,679)
Less: Cash collateral received/paid			(81,534)	(326,299)			(42,274)	(174,048)
Net derivative assets/liabilities			$498,784	$256,948			$383,231	$157,444

(1)The Company held equity contracts in one public company and 13 private companies as of March 31, 2022. In comparison, the Company held equity contracts in one public company and 12 private companies as of December 31, 2021.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 7,217 thousand barrels of crude oil and 83,460 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2022. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,519 thousand barrels of crude oil and 83,274 thousand MMBTUs of natural gas as of December 31, 2021. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — In 2020, the Company entered into $275.0 million in total notional amounts of interest rate swaps that were designated as cash flow hedges to limit the exposure to the variability in interest payments on certain floating rate borrowings. During the three months ended March 31, 2022, the Company entered into two new interest rate swaps in total notional amounts of $1.00 billion, which were designated as cash flow hedges to limit the exposure to the variability in interest receipts on certain variable rate CRE loans. Changes in the fair values of cash flow hedges are recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on these interest rate swaps are recorded either in the same line item as the interest payments of the hedged long-term borrowings within Interest expense, or in the same line items as the interest receipts of the hedged variable rate CRE loan pool within Interest and dividend income in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of March 31, 2022, the Company expected to reclassify an estimated $2.7 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2022 and 2021. The after-tax impact of cash flow hedges on AOCI is discussed in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended March 31,
	2022	2021
(Losses) gains recognized in AOCI:
Interest rate swaps	$(32,609)	$426
Gains (losses) reclassified from AOCI into earnings:
Interest expense	$(173)	$(177)
Interest income	2,273	—
Total	$2,100	$(177)

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

The following table presents the after-tax gains (losses) recognized in AOCI on net investment hedges for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
(Losses) gains recognized in AOCI	$(1,119)	$101

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,460,907	$—	$13,804	Purchased options	$1,460,907	$13,867	$—
Sold collars and corridors	210,909	307	3,869	Collars and corridors	210,910	3,896	307
Swaps	7,199,663	40,246	193,683	Swaps	7,228,428	129,400	24,906
Total	$8,871,479	$40,553	$211,356	Total	$8,900,245	$147,163	$25,213

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,118,074	$—	$2,148	Purchased options	$1,118,074	$2,159	$—
Sold collars and corridors	194,181	1,272	642	Collars and corridors	194,181	646	1,275
Swaps	7,460,836	211,727	39,650	Swaps	7,490,074	24,418	136,190
Total	$8,773,091	$212,999	$42,440	Total	$8,802,329	$27,223	$137,465

Included in the total notional amount of $8.90 billion of interest rate contracts entered into with financial counterparties as of March 31, 2022, was a notional amount of $2.59 billion of interest rate swaps that cleared through London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $71.2 million and liability fair value of $16.2 million as of March 31, 2022. In comparison, included in the total notional amount of $8.80 billion of interest rate contracts entered into with financial counterparties as of December 31, 2021 was a notional amount of $2.79 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $18.1 million and liability fair values of $79.9 million as of December 31, 2021.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forwards, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2022 and December 31, 2021.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$747,870	$8,675	$2,567	Forwards and spot	$361,741	$1,685	$1,210
Swaps	137,691	1,088	433	Swaps	1,118,222	4,674	7,335
Total	$885,561	$9,763	$3,000	Total	$1,479,963	$6,359	$8,545

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spot	$900,290	$13,688	$9,446	Forwards and spot	$267,689	$1,564	$2,695
Swaps	66,474	1,034	17	Swaps	599,654	4,745	3,116
Written options	20,287	1	—	Purchased options	20,287	1	2
Total	$987,051	$14,723	$9,463	Total	$887,630	$6,310	$5,813

Credit Contracts — The Company may periodically enter into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs. The purchaser of credit protection that enters into an interest rate contract with the borrower, may in turn enter into an RPA with a seller of protection, under which the seller of protection receives a fee to accept a portion of the credit risk. A seller of credit protection is required to make payments to the buyer if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is part of the normal credit review and monitoring process. The majority of the reference entities of the protection sold RPAs were investment grade as of both March 31, 2022 and December 31, 2021. Assuming the underlying borrowers referenced in the interest rate contracts defaulted as of March 31, 2022 and December 31, 2021, the maximum exposure of protection sold RPAs would be $887 thousand and $3.2 million, respectively. As of March 31, 2022 and December 31, 2021, the weighted-average remaining maturities of the outstanding protection sold RPAs were 2.8 years and 3.2 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold outstanding as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold	$122,560	$—	$67	$72,560	$—	$141
Total RPAs	$122,560	$—	$67	$72,560	$—	$141

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in one public company and 13 private companies as of March 31, 2022, and held warrants in one public company and 12 private companies as of December 31, 2021. The total fair value of the warrants held was $314 thousand and $220 thousand as of March 31, 2022 and December 31, 2021, respectively.

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

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of March 31, 2022 and December 31, 2021:

($ and units in thousands)	March 31, 2022
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$672	$—	Purchased options	—	Barrels	$—	$496
Collars	2,957	Barrels	80,352	—	Collars	3,006	Barrels	—	76,875
Swaps	4,260	Barrels	138,209	255	Swaps	6,757	Barrels	46,487	164,652
Total	7,217		$219,233	$255	Total	9,763		$46,487	$242,023

Natural gas:					Natural gas:
Collars	23,156	MMBTUs	41,807	4	Collars	23,396	MMBTUs	4	41,649
Swaps	60,304	MMBTUs	126,496	—	Swaps	100,433	MMBTUs	50,536	159,427
Total	83,460		$168,303	$4	Total	123,829		$50,540	$201,076
Total			$387,536	$259	Total			$97,027	$443,099

($ and units in thousands)	December 31, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$87	$—	Purchased options	—	Barrels	$—	$81
Collars	2,837	Barrels	$33,826	$106	Collars	2,888	Barrels	$—	$33,399
Swaps	4,682	Barrels	71,242	60	Swaps	7,517	Barrels	27,524	82,723
Total	7,519		$105,155	$166	Total	10,405		$27,524	$116,203

Natural gas:					Natural gas:
Collars	24,315	MMBTUs	10,903	458	Collars	25,929	MMBTUs	1,136	10,936
Swaps	58,959	MMBTUs	49,188	3,775	Swaps	109,567	MMBTUs	28,803	63,029
Total	83,274		$60,091	$4,233	Total	135,496		$29,939	$73,965
Total			$165,246	$4,399	Total			$57,463	$190,168

As of March 31, 2022, the notional amounts that cleared through the Chicago Mercantile Exchange (“CME”) totaled 720 thousand barrels of crude oil and 7,925 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in reductions to the gross derivative liability fair value of $37.1 million as of March 31, 2022. In comparison, the notional amounts that cleared through CME totaled 1,036 thousand barrels of crude oil and 11,490 thousand MMBTUs of natural gas as of December 31, 2021. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $2.2 million and to the liability fair value of $25.8 million, respectively, as of December 31, 2021.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2022 and 2021:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended March 31,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$7,585	$13,901
Foreign exchange contracts	Foreign exchange income	7,322	10,243
Credit contracts	Interest rate contracts and other derivative income	74	45
Equity contracts	Lending fees	94	311
Commodity contracts	Interest rate contracts and other derivative income	(49)	169
Net gains		$15,026	$24,669

Credit Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2022, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $42.6 million, in which $42.1 million of collateral was posted to cover these positions. As of December 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $66.8 million, in which $66.6 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of March 31, 2022 and December 31, 2021.

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

($ in thousands)	As of March 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$689,100	$(108,782)	$(81,534)	$498,784	$—	$498,784
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$692,029	$(108,782)	$(326,299)	$256,948	$(42,627)	$214,321

($ in thousands)	As of December 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$484,184	$(58,679)	$(42,274)	$383,231	$—	$383,231
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$390,171	$(58,679)	$(174,048)	$157,444	$(106,598)	$50,846

(1)Includes $811 thousand and $587 thousand of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes $834 thousand and $666 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $87.6 million and $47.0 million as of March 31, 2022 and December 31, 2021, respectively. Of the gross cash collateral received, $81.5 million and $42.3 million were used to offset against derivative assets as of March 31, 2022 and December 31, 2021, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $330.2 million and $176.5 million as of March 31, 2022 and December 31, 2021, respectively. Of the gross cash collateral pledged, $326.3 million and $174.0 million were used to offset against derivative liabilities as of March 31, 2022 and December 31, 2021, respectively.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Commercial:
C&I (1)	$14,838,134	$14,150,608
CRE:
CRE	12,636,787	12,155,047
Multifamily residential	3,894,463	3,675,605
Construction and land	443,836	346,486
Total CRE	16,975,086	16,177,138
Total commercial	31,813,220	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,283,429	9,093,702
HELOCs	2,266,634	2,144,821
Total residential mortgage	11,550,063	11,238,523
Other consumer	127,399	127,512
Total consumer	11,677,462	11,366,035
Total loans held-for-investment (2)	$43,490,682	$41,693,781
Allowance for loan losses	(545,685)	(541,579)
Loans held-for-investment, net (2)	$42,944,997	$41,152,202

(1)Includes Paycheck Protection Program loans of $318.1 million and $534.2 million as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(42.7) million and $(50.7) million as of March 31, 2022 and December 31, 2021, respectively.

Loans held-for-investment accrued interest receivable was $112.2 million and $107.4 million as of March 31, 2022 and December 31, 2021, respectively, and is included in Other assets on the Consolidated Balance Sheet. Interest income reversed for the three months ended March 31, 2022 and 2021 was insignificant. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $28.36 billion and $27.67 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of March 31, 2022 and December 31, 2021.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring process. For the commercial loan portfolio, loans are risk rated based on an analysis of the borrower’s current payment performance or delinquency, repayment sources, financial and liquidity factors, including industry and geographic considerations. For the consumer loan portfolio, payment performance or delinquency is typically the driving indicator for risk ratings.

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

The following tables summarize the Company’s loans held-for-investment by loan portfolio segments, internal risk ratings and vintage year as of March 31, 2022 and December 31, 2021. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	March 31, 2022
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total

	2022	2021	2020	2019	2018	Prior
Commercial:
C&I:
Pass	$737,607	$3,443,409	$983,506	$571,374	$188,189	$303,396	$8,203,700	$28,621	$14,459,802
Criticized (accrual)	51,594	22,381	60,176	49,533	43,741	20,353	78,781	—	326,559
Criticized (nonaccrual)	—	13,403	6,018	—	5,634	12,799	13,919	—	51,773
Total C&I	789,201	3,479,193	1,049,700	620,907	237,564	336,548	8,296,400	28,621	14,838,134
CRE:
Pass	1,029,501	2,646,859	1,993,446	2,108,508	1,737,301	2,628,811	157,525	6,351	12,308,302
Criticized (accrual)	5,049	105,708	4,375	54,675	56,140	93,134	—	—	319,081
Criticized (nonaccrual)	—	4,301	—	—	—	5,103	—	—	9,404
Total CRE	1,034,550	2,756,868	1,997,821	2,163,183	1,793,441	2,727,048	157,525	6,351	12,636,787
Multifamily residential:
Pass	354,628	980,895	698,645	683,149	386,920	709,085	19,704	—	3,833,026
Criticized (accrual)	—	—	—	718	22,306	37,990	—	—	61,014
Criticized (nonaccrual)	—	—	—	—	—	423	—	—	423
Total multifamily residential	354,628	980,895	698,645	683,867	409,226	747,498	19,704	—	3,894,463
Construction and land:
Pass	35,198	192,442	93,792	89,152	3,370	270	—	—	414,224
Criticized (accrual)	—	3,311	4,347	—	21,954	—	—	—	29,612
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Total construction and land	35,198	195,753	98,139	89,152	25,324	270	—	—	443,836
Total CRE	1,424,376	3,933,516	2,794,605	2,936,202	2,227,991	3,474,816	177,229	6,351	16,975,086
Total commercial	2,213,577	7,412,709	3,844,305	3,557,109	2,465,555	3,811,364	8,473,629	34,972	31,813,220
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	592,760	2,610,094	2,006,265	1,271,347	996,334	1,780,965	—	—	9,257,765
Criticized (accrual)	—	241	706	961	4,281	4,187	—	—	10,376
Criticized (nonaccrual) (1)	—	—	397	2,024	3,902	8,965	—	—	15,288
Total single-family residential mortgage	592,760	2,610,335	2,007,368	1,274,332	1,004,517	1,794,117	—	—	9,283,429
HELOCs:
Pass	—	1,956	3,756	1,590	1,463	11,629	2,061,729	174,742	2,256,865
Criticized (accrual)	—	—	—	220	—	1	1,464	1,272	2,957
Criticized (nonaccrual)	—	7	—	—	186	3,052	—	3,567	6,812
Total HELOCs	—	1,963	3,756	1,810	1,649	14,682	2,063,193	179,581	2,266,634
Total residential mortgage	592,760	2,612,298	2,011,124	1,276,142	1,006,166	1,808,799	2,063,193	179,581	11,550,063
Other consumer:
Pass	538	16,190	5,258	—	—	54,062	51,313	—	127,361
Criticized (accrual)	1	—	—	—	—	—	—	—	1
Criticized (nonaccrual)	—	—	—	—	—	—	37	—	37
Total other consumer	539	16,190	5,258	—	—	54,062	51,350	—	127,399
Total consumer	593,299	2,628,488	2,016,382	1,276,142	1,006,166	1,862,861	2,114,543	179,581	11,677,462
Total	$2,806,876	$10,041,197	$5,860,687	$4,833,251	$3,471,721	$5,674,225	$10,588,172	$214,553	$43,490,682

($ in thousands)	December 31, 2021
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total

	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,911,722	$1,133,085	$629,007	$187,195	$132,392	$225,326	$7,383,485	$28,842	$13,631,054
Criticized (accrual)	85,036	117,357	72,277	51,553	15,136	4,005	115,167	—	460,531
Criticized (nonaccrual)	29,456	2,792	513	517	9,301	16,444	—	—	59,023
Total C&I	4,026,214	1,253,234	701,797	239,265	156,829	245,775	7,498,652	28,842	14,150,608
CRE:
Pass	2,792,193	2,090,503	2,230,520	1,863,481	1,120,682	1,727,862	128,668	6,389	11,960,298
Criticized (accrual)	71,055	3,200	9,176	21,077	24,851	55,892	—	—	185,251
Criticized (nonaccrual)	4,350	—	—	—	4,752	396	—	—	9,498
Total CRE	2,867,598	2,093,703	2,239,696	1,884,558	1,150,285	1,784,150	128,668	6,389	12,155,047
Multifamily residential:
Pass	1,026,295	726,772	688,453	419,319	308,087	424,947	20,524	—	3,614,397
Criticized (accrual)	—	—	721	22,344	7,033	30,666	—	—	60,764
Criticized (nonaccrual)	—	—	—	—	—	444	—	—	444
Total multifamily residential	1,026,295	726,772	689,174	441,663	315,120	456,057	20,524	—	3,675,605
Construction and land:
Pass	122,983	103,743	90,544	3,412	—	391	—	—	321,073
Criticized (accrual)	3,355	—	—	22,058	—	—	—	—	25,413
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Total construction and land	126,338	103,743	90,544	25,470	—	391	—	—	346,486
Total CRE	4,020,231	2,924,218	3,019,414	2,351,691	1,465,405	2,240,598	149,192	6,389	16,177,138
Total commercial	8,046,445	4,177,452	3,721,211	2,590,956	1,622,234	2,486,373	7,647,844	35,231	30,327,746
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,616,958	2,108,370	1,375,929	1,079,030	763,351	1,127,516	—	—	9,071,154
Criticized (accrual)	—	—	458	2,813	1,899	3,212	—	—	8,382
Criticized (nonaccrual) (1)	—	—	1,751	3,889	4,295	4,231	—	—	14,166
Total single-family residential mortgage	2,616,958	2,108,370	1,378,138	1,085,732	769,545	1,134,959	—	—	9,093,702
HELOCs:
Pass	648	3,277	4,644	1,347	3,268	11,215	1,913,478	197,414	2,135,291
Criticized (accrual)	—	—	—	—	—	371	7	708	1,086
Criticized (nonaccrual)	—	—	52	188	3,543	973	—	3,688	8,444
Total HELOCs	648	3,277	4,696	1,535	6,811	12,559	1,913,485	201,810	2,144,821
Total residential mortgage	2,617,606	2,111,647	1,382,834	1,087,267	776,356	1,147,518	1,913,485	201,810	11,238,523
Other consumer:
Pass	16,831	5,258	—	—	1,741	52,147	51,481	—	127,458
Criticized (accrual)	2	—	—	—	—	—	—	—	2
Criticized (nonaccrual)	—	—	—	—	—	—	52	—	52
Total other consumer	16,833	5,258	—	—	1,741	52,147	51,533	—	127,512
Total consumer	2,634,439	2,116,905	1,382,834	1,087,267	778,097	1,199,665	1,965,018	201,810	11,366,035
Total	$10,680,884	$6,294,357	$5,104,045	$3,678,223	$2,400,331	$3,686,038	$9,612,862	$237,041	$41,693,781

(1)As of March 31, 2022 and December 31, 2021, $1.1 million and $1.6 million, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns. During the three months ended March 31, 2022, there were no conversions of HELOCs or CRE revolving loans to term loans. In comparison, HELOCs of $44.3 million and two CRE revolving loans of $5.0 million were converted to term loans during the three months ended March 31, 2021.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,759,847	$23,082	$3,432	$26,514	$51,773	$14,838,134
CRE:
CRE	12,624,346	2,895	142	3,037	9,404	12,636,787
Multifamily residential	3,891,837	804	1,399	2,203	423	3,894,463
Construction and land	443,836	—	—	—	—	443,836
Total CRE	16,960,019	3,699	1,541	5,240	9,827	16,975,086
Total commercial	31,719,866	26,781	4,973	31,754	61,600	31,813,220
Consumer:
Residential mortgage:
Single-family residential	9,240,375	15,998	10,671	26,669	16,385	9,283,429
HELOCs	2,253,750	3,116	2,956	6,072	6,812	2,266,634
Total residential mortgage	11,494,125	19,114	13,627	32,741	23,197	11,550,063
Other consumer	126,568	150	644	794	37	127,399
Total consumer	11,620,693	19,264	14,271	33,535	23,234	11,677,462
Total	$43,340,559	$46,045	$19,244	$65,289	$84,834	$43,490,682

($ in thousands)	December 31, 2021
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,080,516	$6,983	$4,086	$11,069	$59,023	$14,150,608
CRE:
CRE	12,141,827	3,722	—	3,722	9,498	12,155,047
Multifamily residential	3,669,819	5,320	22	5,342	444	3,675,605
Construction and land	346,486	—	—	—	—	346,486
Total CRE	16,158,132	9,042	22	9,064	9,942	16,177,138
Total commercial	30,238,648	16,025	4,108	20,133	68,965	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,059,222	10,191	8,569	18,760	15,720	9,093,702
HELOCs	2,130,523	4,776	1,078	5,854	8,444	2,144,821
Total residential mortgage	11,189,745	14,967	9,647	24,614	24,164	11,238,523
Other consumer	127,352	99	9	108	52	127,512
Total consumer	11,317,097	15,066	9,656	24,722	24,216	11,366,035
Total	$41,555,745	$31,091	$13,764	$44,855	$93,181	$41,693,781

(1)As of both March 31, 2022 and December 31, 2021, loans in payment deferral programs offered in response to the Coronavirus Disease 2019 (“COVID-19”) pandemic that are performing according to their modified terms are generally not considered delinquent, and are included in the “Current Accruing Loans” column.

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both March 31, 2022 and December 31, 2021. Nonaccrual loans may not have an allowance for credit losses because there is no loss expectation when the loan balances are well-secured by the collateral value.

($ in thousands)	March 31, 2022	December 31, 2021
Commercial:
C&I	$24,864	$22,967
CRE	9,053	9,102
Total commercial	33,917	32,069
Consumer:
Single-family residential	7,265	5,785
HELOCs	3,738	5,033
Total consumer	11,003	10,818
Total nonaccrual loans with no related allowance for loan losses	$44,920	$42,887

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $9.5 million in foreclosed assets as of March 31, 2022, compared with $10.3 million as of December 31, 2021. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $6.8 million and $7.3 million as of March 31, 2022 and December 31, 2021, respectively.

As part of our actions to support customers during the COVID-19 pandemic, the Company temporarily suspended certain mortgage foreclosure activities through December 31, 2021. Beginning January 1, 2022, the Company resumed these mortgage foreclosure activities. The Company continues to take proactive measures to prevent avoidable foreclosures.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The Company implemented various commercial and consumer loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. These COVID-related modifications occurred between March 2020 and January 1, 2022, and were generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. Assistance provided in response to the COVID-19 pandemic could have delayed the recognition of delinquencies, nonaccrual status, and net charge-offs for those borrowers who would have otherwise moved into past due or nonaccrual status~~.~~ See Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional information.

The following table presents the additions to TDRs for the three months ended March 31, 2022 and 2021:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended March 31,
	2022				2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$17,179	$9,224	$7,545	1	$443	$433	$203
Total	1	$17,179	$9,224	$7,545	1	$443	$433	$203

(1)Includes subsequent payments after modification and reflects the balance as of March 31, 2022 and 2021.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the three months ended March 31, 2022 and 2021:

($ in thousands)	Modification Type During the Three Months Ended March 31,
	2022		2021
	Principal (1)	Total	Principal (1)	Total
Commercial:
C&I	$9,224	$9,224	$433	$433
Total	$9,224	$9,224	$433	$433

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the three months ended March 31, 2022 and 2021 that were modified as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$3,250	1	$11,538
Total	1	$3,250	1	$11,538

As of March 31, 2022 and December 31, 2021, the remaining commitments to lend to borrowers whose terms of their outstanding owed balances were modified as TDRs was $2.8 million and $5.0 million, respectively.

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

The allowance for credit losses estimation involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures that share risk characteristics with other similar exposures are collectively evaluated. The collectively evaluated loans include performing risk-rated loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. These individually assessed loans include TDR and nonaccrual loans.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses the different risk factors considered in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

•Quantitative Component — The Company applies quantitative methods to estimate loan losses by considering a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining lives of the loans to estimate the allowance for loan losses.

During the third quarter of 2021, the reasonable and supportable forecast period, key credit risk characteristics and macroeconomic variables to estimate the expected credit losses of the C&I segment were modified due to model enhancement. There were no changes to the overall model methodology. For the three months ended March 31, 2022, there were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method.

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

(1)Due to model enhancements during the third quarter of 2021, the risk characteristic related to “time-to-maturity” was changed to “age”; while macroeconomic variables related to “unemployment rate and two- and ten-year U.S. Treasury spread” were changed to “VIX and BBB Spread”.
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

For CRE, multifamily residential, and construction and land loans, projected probabilities of default (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends within the reasonable and supportable period.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2022, collateral-dependent commercial and consumer loans totaled $35.2 million and $14.2 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $37.0 million and $14.0 million as of December 31, 2021, respectively. The Company's commercial collateral-dependent loans were secured by real estate, and its consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both March 31, 2022 and December 31, 2021, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2022 and 2021:

($ in thousands)		Three Months Ended March 31, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	9,262	(3,493)	9,657	(4,506)	926	299	107	12,252
Gross charge-offs		(11,188)	(398)	(1)	—	—	—	(46)	(11,633)
Gross recoveries		3,002	55	120	54	124	14	—	3,369
Total net (charge-offs) recoveries		(8,186)	(343)	119	54	124	14	(46)	(8,264)
Foreign currency translation adjustment		118	—	—	—	—	—	—	118
Allowance for loan losses, end of period		$339,446	$147,104	$24,176	$11,016	$18,210	$3,748	$1,985	$545,685

($ in thousands)		Three Months Ended March 31, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
Provision for (reversal of) credit losses on loans	(a)	3,839	(10,277)	(1,391)	8,592	376	22	(113)	1,048
Gross charge-offs		(8,436)	(7,195)	(17)	(71)	(134)	(45)	(1)	(15,899)
Gross recoveries		760	80	1,242	329	77	3	2	2,493
Total net (charge-offs) recoveries		(7,676)	(7,115)	1,225	258	(57)	(42)	1	(13,406)
Foreign currency translation adjustment		(119)	—	—	—	—	—	—	(119)
Allowance for loan losses, end of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three months ended March 31, 2022 and 2021:

($ in thousands)		Three Months Ended March 31,
		2022	2021
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$27,514	$33,577
Reversal of credit losses on unfunded credit commitments	(b)	(4,252)	(1,048)
Allowance for unfunded credit commitments, end of period		23,262	32,529
Provision for credit losses	(a) + (b)	$8,000	$—

The allowance for credit losses was $568.9 million as of March 31, 2022, a decrease of $146 thousand, compared with $569.1 million as of December 31, 2021. The decrease in the allowance for credit losses was predominantly due to an improving economic outlook, as well as a decrease in net charge-offs, partially offset by an increase in provision for credit losses, primarily reflecting loan growth.

Loans Held-for-Sale

As of March 31, 2022 and December 31, 2021, loans held-for-sale consisted of $631 thousand and $635 thousand single-family residential loans. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional details.

Loan Transfers, Sales and Purchases

The Company’s primary focus is on directly originated loans. The Company also purchases loans and participates in loans with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates and sells loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31, 2022
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$111,437	$21,780	$—	$—	$133,217
Sales (2)(3)(4)	$107,474	$21,780	$—	$451	$129,705
Purchases (5)	$110,596	$—	$—	$114,375	$224,971

($ in thousands)	Three Months Ended March 31, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$125,840	$20,032	$—	$—	$145,872
Sales (2)(3)(4)	$125,879	$20,032	$—	$7,506	$153,417
Purchases (5)	$178,678	$—	$370	$131,800	$310,848

(1)Includes write-downs of $59 thousand and $39 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes originated loans sold of $112.3 million and $131.0 million for the three months ended March 31, 2022 and 2021, respectively. Originated loans sold consisted primarily of C&I loans for both periods.
(3)Includes $17.4 million and $22.4 million of purchased loans sold in the secondary market for the three months ended March 31, 2022 and 2021, respectively.
(4)Net gains on sales of loans were $2.9 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively.
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

Investments in Qualified Affordable Housing Partnerships, Net

The Company records its investments in qualified affordable housing partnerships, net, using the proportional amortization method if certain criteria are met. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Investments in qualified affordable housing partnerships, net	$289,423	$289,741
Accrued expenses and other liabilities — Unfunded commitments	$148,110	$146,152

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Tax credits and other tax benefits recognized	$12,830	$11,028
Amortization expense included in income tax expense	$10,025	$8,712

Investments in Tax Credit and Other Investments, Net

Depending on the ownership percentage and the influence the Company has on the investments in tax credit and other investments, net, the Company applies the equity or cost method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair value.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
Investments in tax credit and other investments, net	$318,562	$338,522
Accrued expenses and other liabilities — Unfunded commitments	$140,070	$163,464

Amortization of tax credit and other investments totaled $13.9 million and $25.4 million for the three months ended March 31, 2022 and 2021, respectively.

The Company held equity securities that are mutual funds with readily determinable fair values of $25.5 million and $26.6 million, as of March 31, 2022 and December 31, 2021, respectively. The Company invested in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in Other investment income on the Consolidated Statement of Income. The Company recorded unrealized losses of $1.2 million and $497 thousand on these equity securities for the three months ended March 31, 2022 and 2021, respectively. Equity securities with readily determinable fair value were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $33.0 million and $33.1 million as of March 31, 2022 and December 31, 2021, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three months ended March 31, 2022 and 2021, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in qualified affordable housing partnerships, tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. For the three months ended March 31, 2022, the Company recorded no impairment recoveries and no OTTI charges. In comparison, the Company recorded an impairment recovery of $374 thousand and no OTTI charges for the three months ended March 31, 2021.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top three investment grade-rated tranches issued by the CLO, for which the total carrying amount was $291.2 million and $291.7 million as of March 31, 2022 and December 31, 2021, respectively.

Note 9 — Goodwill

Goodwill

Total goodwill was $465.7 million as of both March 31, 2022 and December 31, 2021. The Company’s annual goodwill impairment testing is performed as of December 31 of each year, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment testing as of December 31, 2021, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of March 31, 2022, the Company reviewed the macroeconomic conditions, including the impacts of the ongoing COVID-19 pandemic on its business performance and market capitalization, and concluded that goodwill was not impaired.

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of doing business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses from these transactions, commitments to extend credit are included in determining the appropriate level of the allowance for unfunded credit commitments, and outstanding commercial letters of credit and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of March 31, 2022 and December 31, 2021:

	March 31, 2022					December 31, 2021
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,481,279	$2,587,458	$812,857	$125,471	$7,007,065	$6,911,398
Commercial letters of credit and SBLCs	984,831	415,463	106,139	706,947	2,213,380	2,221,699
Total	$4,466,110	$3,002,921	$918,996	$832,418	$9,220,445	$9,133,097

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of March 31, 2022, total letters of credit of $2.21 billion consisted of SBLCs of $2.16 billion and commercial letters of credit of $53.6 million. As of December 31, 2021, total letters of credit of $2.22 billion consisted of SBLCs of $2.14 billion and commercial letters of credit of $78.9 million. As of both March 31, 2022 and December 31, 2021, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

The Company applies the same credit underwriting criteria to extend loans, commitments and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit risk. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and real estate property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $23.2 million and $27.5 million as of March 31, 2022 and December 31, 2021, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of March 31, 2022 and December 31, 2021:

($ in thousands)	Maximum Potential Future Payments						Carrying Value
	March 31, 2022					December 31, 2021	March 31, 2022	December 31, 2021
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$21	$239	$35	$7,341	$7,636	$7,926	$7,636	$7,926
Multi-family residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	22,416	23,169
Total	$21	$239	$35	$22,337	$22,632	$22,922	$30,052	$31,095

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $23 thousand and $29 thousand as of March 31, 2022 and December 31, 2021, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2022 and December 31, 2021, these commitments were $288.2 million and $309.6 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding awards other than RSUs as of March 31, 2022 and December 31, 2021.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Stock compensation costs	$8,433	$7,817
Related net tax benefits for stock compensation plans	$5,159	$1,620

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

Compensation costs are calculated using the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based awards that will be settled in cash are adjusted to fair value based on changes in the share price of the Company’s common stock up to the settlement date. For performance-based RSUs, the compensation costs are based on grant date fair value which considers both performance and market conditions, and is subject to subsequent adjustments based on the Company’s outcome in meeting the performance criteria at the end of the performance period. Compensation costs of both time and performance-based awards are estimated based on awards ultimately expected to vest, and are recognized net of estimated forfeitures on a straight-line basis from the grant date until the vesting date of each grant. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies - Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2021 Form 10-K for additional information.

During the first quarter of 2022, the Company modified 31,523 time-based RSUs held by 119 foreign employees from vesting in cash to vesting in shares without changing any of the other terms. There was no incremental compensation expense recognized as a result of the modification for the three months ended March 31, 2022.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the three months ended March 31, 2022. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2022	1,329,946	$52.65	369,731	$54.28
Modified from cash-settled RSUs	31,523	77.28	—	—
Granted	395,486	53.16	91,874	77.91
Vested	(356,650)	53.30	(125,213)	54.64
Forfeited	(28,220)	56.77	—	—
Outstanding, March 31, 2022	1,372,085	$53.11	336,392	$60.60

The following table presents a summary of the activities for the Company’s time-based RSUs that are cash-settled for the three months ended March 31, 2022. In the first quarter of 2022, the amount of cash paid to settle the RSUs that vested was $318 thousand.

Shares
Outstanding, January 1, 2022	32,647
Modified to share-settled RSUs	(31,523)
Granted	2,668
Vested	(3,471)
Forfeited	(321)
Outstanding, March 31, 2022	—

As of March 31, 2022, there were $43.1 million and $23.2 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. Both of these costs are expected to be recognized over a weighted-average period of 2.32 years and 2.31 years, respectively.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2022 and 2021. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended March 31,
	2022	2021
Basic:
Net income	$237,652	$204,994
Weighted-average number of shares outstanding	142,025	141,646
Basic EPS	$1.67	$1.45
Diluted:
Net income	$237,652	$204,994
Weighted-average number of shares outstanding	142,025	141,646
Add: Dilutive impact of unvested RSUs	1,198	1,198
Diluted weighted-average number of shares outstanding	143,223	142,844
Diluted EPS	$1.66	$1.44

Approximately 123 thousand and 140 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three months ended March 31, 2022 and 2021, respectively.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2022 and 2021:

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2021	$52,247		$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(133,313)		305	(1,349)	(134,357)
Amounts reclassified from AOCI	(135)		127	—	(8)
Changes, net of tax	(133,448)		432	(1,349)	(134,365)
Balance, March 31, 2021	$(81,201)		$(798)	$(8,041)	$(90,040)
Balance, January 1, 2022	$(85,703)		$257	$(4,935)	$(90,381)
Net unrealized (losses) gains arising during the period	(281,361)		(23,227)	129	(304,459)
Amounts reclassified from AOCI	1,411		(1,496)	—	(85)
Changes, net of tax	(279,950)		(24,723)	129	(304,544)
Balance, March 31, 2022	$(365,653)	(2)	$(24,466)	$(4,806)	$(394,925)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.
(2)Includes after-tax unamortized losses of $113.0 million related to AFS debt securities that were transferred to HTM. For further information, refer to Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022			2021
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses arising during the period	$(399,462)	$118,101	$(281,361)	$(189,276)	$55,963	$(133,313)
Reclassification adjustments:
Net realized (gains) reclassified into net income (1)	(1,278)	378	(900)	(192)	57	(135)
Amortization of unrealized losses on transferred securities (2)	3,281	(970)	2,311	—	—	—
Net change	(397,459)	117,509	(279,950)	(189,468)	56,020	(133,448)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(32,609)	9,382	(23,227)	426	(121)	305
Net realized (gains) losses reclassified into net income (3)	(2,100)	604	(1,496)	177	(50)	127
Net change	(34,709)	9,986	(24,723)	603	(171)	432
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(322)	451	129	(1,309)	(40)	(1,349)
Net change	(322)	451	129	(1,309)	(40)	(1,349)
Other comprehensive income	$(432,490)	$127,946	$(304,544)	$(190,174)	$55,809	$(134,365)

(1)For the three months ended March 31, 2022 and 2021, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio.
(3)For the three months ended March 31, 2022 and 2021, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

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

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, working capital lines of credit, trade finance, letters of credit, commercial business lending, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2022 and 2021:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2022
Net interest income (loss) before provision for credit losses	$213,214	$208,077	$(5,678)	$415,613
Provision for credit losses	3,104	4,896	—	8,000
Noninterest income	25,199	49,077	5,467	79,743
Noninterest expense	96,095	73,395	19,960	189,450
Segment income (loss) before income taxes	139,214	178,863	(20,171)	297,906
Segment net income	$99,164	$127,507	$10,981	$237,652
As of March 31, 2022
Segment assets	$15,338,579	$30,199,416	$16,703,461	$62,241,456

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2021
Net interest income before (reversal of) provision for credit losses	$149,899	$177,092	$26,704	$353,695
(Reversal of) provision for credit losses	(4,249)	4,249	—	—
Noninterest income (1)	23,442	47,396	2,028	72,866
Noninterest expense	89,286	69,257	32,534	191,077
Segment income (loss) before income taxes (1)	88,304	150,982	(3,802)	235,484
Segment net income (1)	$63,251	$108,207	$33,536	$204,994
As of March 31, 2021
Segment assets	$14,147,094	$27,222,272	$15,504,780	$56,874,146

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the first quarter of 2021 have been reclassified to reflect these allocation changes for comparability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”), and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 28, 2022 (the “Company’s 2021 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following business segments: Consumer and Business Banking, and Commercial Banking, with the remaining operations recorded in Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on promoting customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. As of March 31, 2022, the Company had $62.24 billion in assets and approximately 3,100 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2021 Form 10-K.

Developments

Coronavirus Disease Global Pandemic

The Coronavirus Disease 2019 (“COVID-19”) pandemic created a historic public health crisis and caused unprecedented disruptions to global economies. Although U.S. economic conditions have continued to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine rates have increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including inflationary concerns, as well as stresses in labor markets, and global supply chains. As a result, it is difficult to predict and quantify all the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition, results of operations, regulatory capital, and liquidity ratios. The Company has been, and may continue to be, impacted by the COVID-19 pandemic. Despite this, the Company has continued to focus on serving its customers and communities and maintaining the well-being of its employees. The Company continues to monitor the external environment and make changes to its safety protocols as appropriate.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Overview in the Company’s 2021 Form 10-K and Item 2. MD&A — Balance Sheet Analysis — Loan Portfolio in this Quarterly Report on Form 10-Q (“this Form 10-Q”) for a discussion on the initiatives the Company has undertaken to support its customers. Further discussion of the potential impacts on the Company’s business due to the COVID-19 pandemic has been provided in Item 1A. — Risk Factors — Risks Related to the COVID-19 Pandemic in the Company’s 2021 Form 10-K.

LIBOR Transition

In March 2021, the United Kingdom’s Financial Conduct Authority formally announced the London Interbank Offered Rate (“LIBOR”) cessation dates. As of January 1, 2022, the one-week and two-month U.S. dollar (“USD”) LIBOR tenors were no longer published. The overnight, one-, three-, six- and 12-month USD LIBOR tenors will continue to be calculated using panel bank submissions for the purpose of legacy contracts but will permanently cease on June 30, 2023.

In connection with the transition from LIBOR, the Adjustable Interest Rate (LIBOR) Act was signed into law as part of the Consolidated Appropriations Act, 2022, on March 15, 2022. This federal legislation provides a targeted solution for financial contracts that mature after the cessation of LIBOR in mid-2023 and have no effective means to replace LIBOR upon its cessation. For contracts in which a party has the discretion to select a successor rate, the legislation provides a safe harbor to parties if they choose the benchmark replacement to be identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) through regulations that are to be promulgated within 180 days after the legislation’s enactment. Any Federal Reserve-identified replacement benchmark will be based on the Secured Overnight Financing Rate (“SOFR”), a rate published by the Federal Reserve Bank of New York, and will include an appropriate “tenor spread adjustment” between LIBOR and SOFR.

The Company holds a significant volume of LIBOR-based products, including loans, derivatives, debt securities, assets purchased under resale agreements (“resale agreements”), junior subordinated debt and repurchase agreements that are indexed to LIBOR tenors that will cease to be published after June 30, 2023. The Company has a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders. The team helps to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. The Company has invested in updates to business and legal processes, models, analytical tools, and information and operational systems to facilitate the transition of legacy LIBOR products and offer products under alternative rates.

The Company began offering loans based on alternative reference rates, including SOFR and the Bloomberg Short-Term Bank Yield Index during the fourth quarter of 2021, and ceased offering new LIBOR loans and any renewals or extensions that extend the use of LIBOR rates beginning January 1, 2022. The Company also adopted industry best practice guidelines for fallback language for new transactions and distributed communications related to the transition to certain impacted internal and external stakeholders. The Company’s LIBOR transition is anticipated to continue through June 30, 2023.

The Company will continue to monitor potential risks and impacts associated with the transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors — Risks Related to Financial Matters in the Company’s 2021 Form 10-K.

Financial Review

($ and shares in thousands, except per share, and ratio data)	Three Months Ended
	March 31, 2022	March 31, 2021
Summary of operations:
Net interest income before provision for credit losses (1)	$415,613	$353,695
Noninterest income	79,743	72,866
Total revenue	495,356	426,561
Provision for credit losses	8,000	—
Noninterest expense	189,450	191,077
Income before income taxes	297,906	235,484
Income tax expense	60,254	30,490
Net income	$237,652	$204,994
Per common share:
Basic earnings	$1.67	$1.45
Diluted earnings	$1.66	$1.44
Dividends declared	$0.40	$0.33
Weighted-average number of shares outstanding:
Basic	142,025	141,646
Diluted	143,223	142,844
Performance metrics:
Return on average assets (“ROA”)	1.56%	1.50%
Return on average equity (“ROE”)	16.50%	15.57%
Adjusted return on average tangible equity (2)	18.00%	17.17%
Common dividend payout ratio	24.23%	23.11%
Net interest margin	2.87%	2.71%
Efficiency ratio (3)	38.25%	44.79%
Adjusted efficiency ratio (2)	35.34%	38.68%

At period end:	March 31, 2022	December 31, 2021
Total assets	$62,241,456	$60,870,701
Total loans (4)	$43,491,313	$41,694,416
Total deposits	$54,938,361	$53,350,532
Common shares outstanding at period-end	142,257	141,908
Book value per common share	$40.09	$41.13
Tangible equity per common share (2)	$36.76	$37.79

(1)Includes $5.2 million and $15.0 million of interest income related to Paycheck Protection Program (“PPP”) loans for the first quarters of 2022 and 2021, respectively.
(2)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(3)The efficiency ratio is noninterest expense divided by total revenue.
(4)Includes $318.1 million and $534.2 million of PPP loans as of March 31, 2022 and December 31, 2021, respectively.

The Company’s first quarter 2022 net income was $237.7 million, an increase of $32.7 million or 16%, from first quarter 2021 net income of $205.0 million. The increase was primarily due to revenue growth, partially offset by higher income tax expense and provision for credit losses.

Noteworthy items about the Company’s first quarter 2022 performance included:
•Total assets reached $62.24 billion, growing by $1.37 billion or 2% from December 31, 2021, primarily driven by loan growth.
•Total loans were $43.49 billion as of March 31, 2022, an increase of $1.80 billion or 4% from $41.69 billion as of December 31, 2021. This was primarily driven by well-diversified growth throughout the commercial real estate (“CRE”), commercial and industrial (“C&I”) and residential mortgage loans.
•Total deposits were $54.94 billion as of March 31, 2022, an increase of $1.59 billion or 3% from $53.35 billion as of December 31, 2021. Growth was primarily driven by noninterest-bearing demand deposits, which were partially offset by a decrease in money market accounts. Noninterest-bearing demand deposits comprised 45% of total deposits as of March 31, 2022, up from 43% as of December 31, 2021.
•First quarter 2022 net interest income before provision for credit losses was $415.6 million, an increase of $61.9 million or 18%, compared with $353.7 million for the first quarter of 2021.

•Profitability ratios in the first quarter of 2022 expanded. First quarter 2022 ROA was 1.56%, an increase of six basis points (“bps”) from 1.50% for the first quarter of 2021. First quarter 2022 ROE was 16.50%, an increase of 93 bps, from 15.57% for the first quarter of 2021. First quarter 2022 adjusted return on average tangible equity was 18.00%, compared with 17.17% for the first quarter of 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
•The efficiency ratio was 38.25% and 44.79% for the first quarters of 2022 and 2021, respectively. The adjusted efficiency ratio, which excludes the amortization of tax credit and other investments and the amortization of core deposit intangibles, was 35.34% for the first quarter of 2022, an improvement of 334 bps compared with 38.68% for the same period in 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
•The Company recorded a provision for credit losses of $8.0 million for the first quarter of 2022, compared with no provision for credit losses for the first quarter of 2021.
•Asset quality metrics were strong. As of March 31, 2022, criticized loans totaled $833.3 million, or 1.92% of loans-held-for-investment, compared with $833.1 million, or 2.00% of loans held-for-investment, as of December 31, 2021. Nonperforming assets were $94.4 million or 0.15% of total assets as of March 31, 2022, a decrease of $9.1 million or 9%, compared with $103.5 million or 0.17% of total assets as of December 31, 2021. First quarter 2022 net charge-offs were $8.3 million, or annualized 0.08% of average loans held-for-investment, down from $13.4 million, or annualized 0.14% of average loans held-for-investment, for the first quarter of 2021.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the interest income earned on interest-earning assets less interest expense paid on interest-bearing liabilities. Net interest margin is the ratio of net interest income to average interest-earning assets. Net interest income and net interest margin are impacted by several factors, including changes in average balances and the composition of interest-earning assets and funding sources, market interest rate fluctuations and the slope of the yield curve, repricing characteristics and maturity of interest-earning assets and interest-bearing liabilities, the volume of noninterest-bearing sources of funds, and asset quality.

First quarter 2022 net interest income before provision for credit losses was $415.6 million, an increase of $61.9 million or 18%, compared with $353.7 million for the first quarter of 2021. First quarter 2022 net interest margin was 2.87%, an increase of 16 bps from 2.71% for the first quarter of 2021. The year-over-year net interest income growth and net interest margin expansion primarily reflected strong loan growth, higher loan yields and a lower cost of deposits.

Average interest-earning assets were $58.69 billion for the first quarter of 2022, an increase of $5.84 billion or 11% from $52.85 billion for the first quarter of 2021. The year-over-year increase in average interest-earning assets primarily reflected growth in the average balances of debt securities, loans, and resale agreements, partially offset by a decrease in average interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the first quarter of 2022 was 2.99%, an increase of six bps from 2.93% for the first quarter of 2021. Strong loan growth drove a favorable shift in the average interest-earning asset mix to higher yielding assets in the first quarter of 2022.

The average loan yield for the first quarter of 2022 was 3.63%, an increase of five bps from 3.58% for the first quarter of 2021. 65% and 64% of loans held-for-investment were variable-rate or hybrid loans in their adjustable-rate period as of March 31, 2022 and 2021, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. The average cost of deposits was 0.10% for the first quarter of 2022, an eight bps decrease from 0.18% for the first quarter of 2021. The year-over-year decrease reflected lower rates paid on interest-bearing deposits, a higher proportion of noninterest-bearing demand deposits in the deposit mix, and the run-off of higher-cost time deposits. The average cost of interest-bearing deposits decreased 13 bps to 0.17% in first quarter of 2022, from 0.30% in the first quarter of 2021. Noninterest-bearing demand deposits comprised 43% of average total deposits in the first quarter of 2022, compared with 38% in the first quarter of 2021. Time deposits comprised 15% of average total deposits for the first quarter of 2022, compared with 19% for the first quarter of 2021.

The average cost of funds was 0.12% for the first quarter of 2022, a decrease of 11 bps from 0.23% for the first quarter of 2021. The decrease in the average cost of funds reflected the lower cost of deposits and the maturity of $175.0 million of Federal Home Loan Bank (“FHLB”) advances, which had a weighted average rate of 0.59% during the first quarter of 2021. Other sources of funding included in the calculation of the average cost of funds are FHLB advances, assets sold under repurchase agreements (“repurchase agreements”), long-term debt and short-term borrowings.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,466,012	$3,260	0.30%	$6,117,799	$3,632	0.24%
Resale agreements	2,097,998	8,383	1.62%	1,461,900	6,099	1.69%
Available-for-sale (“AFS”) debt securities (2)(3)	7,969,795	34,469	1.75%	6,459,875	29,100	1.83%
Held-to-maturity (“HTM”) debt securities (2)(4)	1,968,568	8,198	1.69%	—	—	—%
Loans (5)(6)	42,112,418	377,110	3.63%	38,729,307	342,008	3.58%
Restricted equity securities	77,575	609	3.18%	83,164	547	2.67%
Total interest-earning assets	$58,692,366	$432,029	2.99%	$52,852,045	$381,386	2.93%
Noninterest-earning assets:
Cash and due from banks	641,882			580,277
Allowance for loan losses	(543,345)			(618,589)
Other assets	2,967,145			2,780,550
Total assets	$61,758,048			$55,594,283
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,648,065	$1,402	0.09%	$6,393,034	$4,214	0.27%
Money market deposits	12,913,336	3,203	0.10%	11,573,847	4,711	0.17%
Savings deposits	2,930,309	1,704	0.24%	2,674,476	1,741	0.26%
Time deposits	8,100,890	6,680	0.33%	9,112,662	11,156	0.50%
Short-term borrowings	1,866	9	1.96%	4,703	42	3.62%
FHLB advances	160,018	578	1.46%	652,758	3,069	1.91%
Repurchase agreements	311,984	2,016	2.62%	300,000	1,978	2.67%
Long-term debt and finance lease liabilities	152,011	824	2.20%	152,088	780	2.08%
Total interest-bearing liabilities	$31,218,479	$16,416	0.21%	$30,863,568	$27,691	0.36%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	23,432,746			18,093,696
Accrued expenses and other liabilities	1,264,208			1,298,921
Stockholders’ equity	5,842,615			5,338,098
Total liabilities and stockholders’ equity	$61,758,048			$55,594,283
Interest rate spread			2.78%			2.57%
Net interest income and net interest margin		$415,613	2.87%		$353,695	2.71%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $23.5 million and $19.0 million for the first quarters of 2022 and 2021, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $134 thousand for the first quarter of 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees, unearned fees and amortization of premiums, which totaled $12.4 million and $13.9 million for the first quarters of 2022 and 2021, respectively.

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

($ in thousands)	Three Months Ended March 31,
	2022 vs. 2021
	Total Change	Changes Due to
		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(372)	$(1,102)	$730
Resale agreements	2,284	2,552	(268)
AFS debt securities	5,369	6,570	(1,201)
HTM debt securities	8,198	8,198	—
Loans	35,102	30,237	4,865
Restricted equity securities	62	(39)	101
Total interest and dividend income	$50,643	$46,416	$4,227
Interest-bearing liabilities:
Checking deposits	$(2,812)	$162	$(2,974)
Money market deposits	(1,508)	497	(2,005)
Savings deposits	(37)	158	(195)
Time deposits	(4,476)	(1,136)	(3,340)
Short-term borrowings	(33)	(19)	(14)
FHLB advances	(2,491)	(1,906)	(585)
Repurchase agreements	38	78	(40)
Long-term debt and finance lease liabilities	44	—	44
Total interest expense	$(11,275)	$(2,166)	$(9,109)
Change in net interest income	$61,918	$48,582	$13,336

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
			Change from 2021
	2022	2021	$	%
Lending fees	$19,438	$18,357	$1,081	6%
Deposit account fees	20,315	15,383	4,932	32%
Interest rate contracts and other derivative income	11,133	16,997	(5,864)	(35)%
Foreign exchange income	12,699	9,526	3,173	33%
Wealth management fees	6,052	6,911	(859)	(12)%
Net gains on sales of loans	2,922	1,781	1,141	64%
Gains on sales of AFS debt securities	1,278	192	1,086	NM
Other investment income	1,627	925	702	76%
Other income	4,279	2,794	1,485	53%
Total noninterest income	$79,743	$72,866	$6,877	9%

NM — Not meaningful.

Noninterest income comprised 16% and 17% of total revenue for the first quarters of 2022 and 2021, respectively. First quarter 2022 noninterest income was $79.7 million, an increase of $6.9 million or 9%, compared with $72.9 million for the same period in 2021. This increase was primarily due to increases in deposit account fees, foreign exchange income, other income, net gains on sales of loans and gains on sales of AFS debt securities, partially offset by a decrease in interest rate contracts and other derivative income.

Deposit account fees were $20.3 million for the first quarter of 2022, an increase of $4.9 million or 32%, compared with $15.4 million for the same period in 2021. The year-over-year growth was primarily driven by commercial deposit account and customer growth.

Interest rate contracts and other derivative income was $11.1 million for the first quarter of 2022, a decrease of $5.9 million or 35%, compared with $17.0 million for the same period in 2021. This decrease was primarily due to a lower amount of favorable credit valuation adjustments in the first quarter of 2022, compared with the year-ago period.

Foreign exchange income was $12.7 million for the first quarter of 2022, an increase of $3.2 million or 33%, compared with $9.5 million for the same period in 2021. This increase primarily reflected the spread earned on foreign exchange transactions.

Net gains on sales of loans were $2.9 million for the first quarter of 2022, an increase of $1.1 million or 64%, compared with $1.8 million for the same period in 2021. The increase was primarily due to a higher volume of Small Business Administration (“SBA”) loans sold.

Gains on sales of AFS debt securities were $1.3 million for the first quarter of 2022, an increase of $1.1 million compared with $192 thousand for the same period in 2021. The increase was primarily due to a higher volume of AFS debt securities sold.

Other income was $4.3 million for the first quarter of 2022, an increase of $1.5 million or 53%, compared with $2.8 million for the same period in 2021. The increase was primarily due to higher early termination fees received during the first quarter of 2022 related to the Company’s financing lease contracts.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
			Change from 2021
	2022	2021	$	%
Compensation and employee benefits	$116,269	$107,808	$8,461	8%
Occupancy and equipment expense	15,464	15,922	(458)	(3)%
Deposit insurance premiums and regulatory assessments	4,717	3,876	841	22%
Deposit account expense	4,693	3,892	801	21%
Data processing	3,665	4,478	(813)	(18)%
Computer software expense	7,294	7,159	135	2%
Consulting expense	1,833	1,475	358	24%
Legal expense	718	1,502	(784)	(52)%
Other operating expense	20,897	19,607	1,290	7%
Amortization of tax credit and other investments	13,900	25,358	(11,458)	(45)%
Total noninterest expense	$189,450	$191,077	$(1,627)	(1)%

First quarter 2022 noninterest expense was $189.5 million, a decrease of $1.6 million or 1%, compared with $191.1 million for the same period in 2021. The decrease was primarily due to a decrease in amortization of tax credit and other investments, partially offset by higher compensation and employee benefits.

Compensation and employee benefits was $116.3 million for the first quarter of 2022, an increase of $8.5 million or 8%, compared with $107.8 million for the same period in 2021. This increase was primarily due to higher deferred loan costs related to PPP loan originations during the first quarter of 2021.

Amortization of tax credit and other investments were $13.9 million for the first quarter of 2022, a decrease of $11.5 million or 45%, compared with $25.4 million for the same period in 2021. This year-over-year decrease was primarily due to the expiration of production tax credit contracts during the second half of 2021. In addition, the year-over-year variability in the amortization of tax credit and other investments reflected the impact of investments that closed in a given period.

Income Taxes

($ in thousands)	Three Months Ended March 31,
	2022	2021	% Change
Income before income taxes	$297,906	$235,484	27%
Income tax expense	$60,254	$30,490	98%
Effective tax rate	20.2%	12.9%

First quarter 2022 income tax expense was $60.3 million, an increase of $29.8 million, compared with first quarter 2021 income tax expense of $30.5 million. First quarter 2022 effective tax rate was 20.2%, compared with first quarter 2021 effective tax rate of 12.9%. The increase in income tax expense was primarily driven by a higher level of income before income tax expense and an increase in the effective tax rate. First quarter 2022 effective tax rate was 20.2%, compared with first quarter 2021 effective tax rate of 12.9%. The year-over-year increase in the effective tax rate was primarily due to higher income before income taxes and a decrease in tax credits recognized in 2022.

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

The following table presents the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
	Consumer and Business Banking		Commercial Banking		Other
	2022	2021	2022	2021	2022	2021
Total revenue (loss) (1)	$238,413	$173,341	$257,154	$224,488	$(211)	$28,732
Provision for (reversal of) credit losses	3,104	(4,249)	4,896	4,249	—	—
Noninterest expense	96,095	89,286	73,395	69,257	19,960	32,534
Segment income (loss) before income taxes (1)	139,214	88,304	178,863	150,982	(20,171)	(3,802)
Segment net income (1)	$99,164	$63,251	$127,507	$108,207	$10,981	$33,536

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the first quarter of 2021 have been reclassified to reflect these allocation changes for comparability.

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

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$213,214	$149,899	$63,315	42%
Noninterest income (1)	25,199	23,442	1,757	7%
Total revenue (1)	238,413	173,341	65,072	38%
Provision for (reversal of) credit losses	3,104	(4,249)	7,353	(173)%
Noninterest expense	96,095	89,286	6,809	8%
Segment income before income taxes (1)	139,214	88,304	50,910	58%
Income tax expense	40,050	25,053	14,997	60%
Segment net income (1)	$99,164	$63,251	$35,913	57%
Average loans	$14,606,446	$13,300,153	$1,306,293	10%
Average deposits	$33,113,820	$30,224,844	$2,888,976	10%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the first quarter of 2021 have been reclassified to reflect these allocation changes for comparability.

Consumer and Business Banking segment net income was $99.2 million for the first quarter of 2022, an increase of $35.9 million or 57% year-over-year. This increase reflected revenue growth, partially offset by higher income tax expense, provision for credit losses and noninterest expense. Net interest income before provision for (reversal of) credit losses was $213.2 million for the first quarter of 2022, an increase of $63.3 million or 42% year-over-year. The growth in net interest income before provision for (reversal of) credit losses was driven by lower interest expense, primarily due to lower interest rates and a larger proportion of noninterest-bearing deposits, and higher interest income, primarily due to growth in residential mortgage loans.

Commercial Banking

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, working capital lines of credit, trade finance, letters of credit, commercial business lending, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for credit losses	$208,077	$177,092	$30,985	17%
Noninterest income (1)	49,077	47,396	1,681	4%
Total revenue (1)	257,154	224,488	32,666	15%
Provision for credit losses	4,896	4,249	647	15%
Noninterest expense	73,395	69,257	4,138	6%
Segment income before income taxes (1)	178,863	150,982	27,881	18%
Income tax expense	51,356	42,775	8,581	20%
Segment net income (1)	$127,507	$108,207	$19,300	18%
Average loans	$27,505,972	$25,429,154	$2,076,818	8%
Average deposits	$17,736,525	$15,095,700	$2,640,825	17%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the first quarter of 2021 have been reclassified to reflect these allocation changes for comparability.

Commercial Banking segment net income was $127.5 million for the first quarter of 2022, an increase of $19.3 million or 18% year-over-year. This increase reflected revenue growth, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses was $208.1 million for the first quarter of 2022, an increase of $31.0 million or 17% year-over-year. The growth in net interest income before provision for credit losses was driven by lower interest expense, primarily due to lower interest rates and a larger proportion of noninterest-bearing deposits, and higher interest income, primarily due to growth in commercial loans.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking, and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended March 31,
			Change from 2021
	2022	2021	$	%
Net interest (loss) income before provision for credit losses	$(5,678)	$26,704	$(32,382)	(121)%
Noninterest income	5,467	2,028	3,439	170%
Total (loss) revenue	(211)	28,732	(28,943)	(101)%
Noninterest expense	19,960	32,534	(12,574)	(39)%
Segment loss before income taxes	(20,171)	(3,802)	(16,369)	431%
Income tax benefit	31,152	37,338	(6,186)	(17)%
Segment net income	$10,981	$33,536	$(22,555)	(67)%
Average deposits	$3,175,001	$2,527,171	$647,830	26%

Other segment net income was $11.0 million for the first quarter of 2022, a decrease of $22.6 million or 67% year-over-year. This decrease was primarily driven by lower revenue and income tax benefit, partially offset by lower noninterest expense. Other segment recorded a net interest loss before provision for credit losses of $5.7 million for the first quarter of 2022, a $32.4 million or 121% decrease, from $26.7 million of net interest income before provision for credit losses in the first quarter of 2021. The decrease was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by an increase in interest income from investments due to a higher volume of debt securities. Noninterest expense of $20.0 million decreased by $12.6 million or 39% year-over-year, primarily due to lower amortization of tax credits and other investments.

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

While the Company intends to hold its debt securities indefinitely, it may sell AFS securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory, and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of March 31, 2022 and December 31, 2021, and by credit ratings as of March 31, 2022:

($ in thousands)	March 31, 2022			December 31, 2021			Ratings as of March 31, 2022 (1)
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	No Rating
AFS debt securities:
U.S. Treasury securities	$676,330	$637,974	9%	$1,049,238	$1,032,681	10%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	326,555	304,395	5%	1,333,984	1,301,971	13%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,813,281	2,668,808	40%	4,210,832	4,157,263	42%	100%	—%	—%	—%
Municipal securities	317,952	298,659	4%	519,381	523,158	5%	92%	5%	—%	3%
Non-agency mortgage-backed securities	1,323,705	1,252,107	19%	1,388,857	1,378,374	14%	84%	—%	—%	16%
Corporate debt securities	683,502	630,512	9%	657,516	649,665	6%	—%	21%	79%	—%
Foreign government bonds	260,846	253,811	4%	260,447	257,733	3%	44%	56%	—%	—%
Asset-backed securities	72,160	71,362	1%	74,674	74,558	1%	100%	—%	—%	—%
Collateralized loan obligations (“CLOs”)	617,250	611,803	9%	592,250	589,950	6%	96%	4%	—%	—%
Total AFS debt securities	$7,091,581	$6,729,431	100%	$10,087,179	$9,965,353	100%	85%	5%	7%	3%

HTM debt securities:
U.S. Treasury securities	$519,989	$499,275	18%	$—	$—	—%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	946,763	879,286	31%	—	—	—%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,340,679	1,264,311	45%	—	—	—%	100%	—%	—%	—%
Municipal securities	190,271	173,096	6%	—	—	—%	100%	—%	—%	—%
Total HTM debt securities	$2,997,702	$2,815,968	100%	$—	$—	—%	100%	—%	—%	—%
Total debt securities	$10,089,283	$9,545,399		$10,087,179	$9,965,353

(1)Primarily based upon the credit ratings issued by S&P Global Ratings (“S&P”), Moody’s Investors Service (“Moody’s”) or Fitch Ratings (“Fitch”), applying the lowest rating, if split rated. Rating percentages are allocated based on fair value.

The Company’s AFS and HTM debt securities portfolios had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.3 as of March 31, 2022. This increased from 5.0 as of December 31, 2021, primarily due to both the upshifting and steepening of the yield curve.

Available-for-Sale Debt Securities

The fair value of the AFS debt securities portfolio totaled $6.73 billion as of March 31, 2022, a decrease of $3.24 billion or 32% from $9.97 billion as of December 31, 2021. The decrease was primarily due to the Company’s transfer of $3.01 billion of AFS securities to HTM securities during the first quarter of 2022. For further discussion, see the Held-to-Maturity Debt Securities section below. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $362.2 million as of March 31, 2022, compared with pre-tax net unrealized losses on AFS debt securities of $121.8 million as of December 31, 2021.

As of March 31, 2022, 85% of the carrying value of the AFS debt securities portfolio was rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies, compared with 90% as of December 31, 2021. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of March 31, 2022 and December 31, 2021. The Company believes that the gross unrealized losses were due to non-credit related factors and were primarily attributable to interest rate movement and widened spreads for certain securities during the first quarter of 2022. The Company believes that the credit support levels of the AFS debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received. As of March 31, 2022, the Company had no intention to sell securities with unrealized losses and believed it was more-likely-than-not that it would not be required to sell such securities before recovery of their amortized costs.

The Company assesses individual securities for credit losses for each reporting period. If a credit loss is identified, the Company records an impairment through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income. There were no credit losses recognized in earnings for both the first quarter of 2022 and 2021.

Held-to-Maturity Debt Securities

During the first quarter of 2022, the Company transferred $3.01 billion in aggregate fair value of U.S. Treasury, government agency and government-sponsored enterprise debt and mortgage-back securities, and municipal securities from AFS to HTM. In comparison, there were no HTM debt securities as of December 31, 2021. The Company’s HTM debt securities are carried at amortized cost. The unrealized gains or losses at the date of transfer of these securities continue to be reported in Accumulated other comprehensive income (loss) (“AOCI”), net of tax on the Consolidated Balance Sheet and are amortized over the remaining life of the securities.

For HTM debt securities, the allowance for credit losses is measured using an expected loss model, similar to the methodology used for loans. Any expected credit loss is provided through the allowance for credit losses and is deducted from the amortized cost basis reflecting on the Consolidated Balance Sheet the net amount the Company expects to collect. As of March 31, 2022, all HTM securities were rated “AA-” or “Aa3” or higher by nationally recognized credit rating agencies. All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of March 31, 2022.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2021 Form 10-K and Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, construction and land loans, and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans. Total net loans were $42.95 billion as of March 31, 2022, an increase of $1.79 billion or 4% from $41.15 billion as of December 31, 2021. This was primarily driven by well-diversified growth throughout our major loan categories including $797.9 million or 5% in total CRE loans, $687.5 million or 5% in C&I loans, and $311.5 million or 3% in residential mortgage loans. Excluding PPP loans, total loans grew $2.01 billion or 5% and C&I loans grew $903.6 million or 7% from December 31, 2021. The composition of the loan portfolio as of March 31, 2022 was similar to the composition as of December 31, 2021.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
C&I (1)	$14,838,134	34%	$14,150,608	34%
CRE:
CRE	12,636,787	29%	12,155,047	29%
Multifamily residential	3,894,463	9%	3,675,605	9%
Construction and land	443,836	1%	346,486	1%
Total CRE	16,975,086	39%	16,177,138	39%
Total commercial	31,813,220	73%	30,327,746	73%
Consumer:
Residential mortgage:
Single-family residential	9,283,429	22%	9,093,702	22%
HELOCs	2,266,634	5%	2,144,821	5%
Total residential mortgage	11,550,063	27%	11,238,523	27%
Other consumer	127,399	0%	127,512	0%
Total consumer	11,677,462	27%	11,366,035	27%
Total loans held-for-investment (2)	43,490,682	100%	41,693,781	100%
Allowance for loan losses	(545,685)		(541,579)
Loans held-for-sale (3)	631		635
Total loans, net	$42,945,628		$41,152,837

(1)Includes $318.1 million and $534.2 million of PPP loans as of March 31, 2022 and December 31, 2021, respectively.
(2)Includes net deferred loan fees, unearned fees, unamortized premiums and unaccreted discounts of $(42.7) million and $(50.7) million as of March 31, 2022 and December 31, 2021, respectively.
(3)Consists of single-family residential loans as of both March 31, 2022 and December 31, 2021.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering SBA PPP loans to help struggling businesses in our communities pay their employees and sustain their businesses. The SBA stopped accepting new loan applications on May 31, 2021. As of March 31, 2022, the Company had about 1,000 PPP loans outstanding with balances totaling $318.1 million, which were recorded in the C&I portfolio. During the first quarter of 2022, the Company submitted and received SBA approval for the forgiveness of about 800 PPP loans, totaling $202.2 million. For more information on PPP loans, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

In addition, the Company provided payment relief through various loan modification programs, which expired on January 1, 2022. Refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q for details.

Commercial

The commercial loan portfolio comprised 73% of total loans as of both March 31, 2022 and December 31, 2021. The Company actively monitors this commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $21.02 billion as of March 31, 2022, an increase of $727.3 million or 4% from $20.29 billion as of December 31, 2021. Total C&I loans were $14.84 billion as of March 31, 2022, an increase of $687.5 million or 5% from $14.15 billion. Total C&I loans made up 34% of total loans held-for-investment as of both March 31, 2022 and December 31, 2021. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, comprised of working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.00 billion and $939.4 million as of March 31, 2022 and December 31, 2021, respectively. The majority of the C&I loans had variable interest rates as of both March 31, 2022 and December 31, 2021.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of March 31, 2022 and December 31, 2021.

Diversified C&I Loan Portfolio
Selected Industries as of March 31, 2022

All other C&I: 41%
General Manufacturing & Wholesale: 11%
Private Equity: 13%
Entertainment: 9%
Clean Energy: 5%
Real Estate Related: 6%
Technology & Life Science: 6%
Oil and Gas: 4%
PPP: 2%
Consumer Goods: 3%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2021

General Manufacturing & Wholesale: 11%
All other C&I: 41%
Private Equity: 11%
Consumer Goods: 3%
Entertainment: 9%
PPP: 4%
Clean Energy: 6%
Oil and Gas: 4%
Real Estate Related: 6%
Technology & Life Science: 5%

Commercial — Total Commercial Real Estate Loans. Total CRE loans outstanding were $16.98 billion as of March 31, 2022, which grew by $797.9 million or 5%, from $16.18 billion as of December 31, 2021, and accounted for 39% of total loans held-for-investment as of both dates. The total CRE loan portfolio consists of CRE, multifamily residential, and construction and land loans. CRE consists of customers with diversified property types listed in the table below. The year-to-date growth in total CRE loans was primarily driven by industrial and multifamily property types.

The Company’s total CRE portfolio is diversified by property type with an average CRE loan size of $2.5 million as of both March 31, 2022 and December 31, 2021. The following table summarizes the Company’s total CRE loans by property type as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022		December 31, 2021
	Amount	%	Amount	%
Property types:
Retail (1)	$3,759,210	22%	$3,685,900	23%
Multifamily	3,894,463	23%	3,675,605	23%
Office (1)	2,905,623	17%	2,804,006	17%
Industrial (1)	3,099,131	18%	2,807,325	18%
Hospitality (1)	2,036,571	12%	1,993,995	12%
Construction and land	443,836	3%	346,486	2%
Other (1)	836,252	5%	863,821	5%
Total CRE loans	$16,975,086	100%	$16,177,138	100%

(1)Included in CRE loans.

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of both March 31, 2022 and December 31, 2021. The low weighted-average LTV ratio was consistent by CRE property type. Approximately 89% of total CRE loans had an LTV ratio of 65% or lower as of both March 31, 2022 and December 31, 2021. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2022 and December 31, 2021. The distribution of the total CRE loan portfolio reflects the Company’s geographic footprint, which is primarily concentrated in California:

($ in thousands)	March 31, 2022
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,673,427		$2,093,728		$184,061		$8,951,216
Northern California	2,639,700		767,891		144,214		3,551,805
California	9,313,127	74%	2,861,619	73%	328,275	75%	12,503,021	73%
Texas	1,089,421	9%	295,875	8%	4,528	1%	1,389,824	8%
New York	677,511	5%	187,260	5%	81,760	18%	946,531	6%
Washington	405,585	3%	148,003	4%	10,058	2%	563,646	3%
Nevada	139,303	1%	114,581	3%	13,479	3%	267,363	2%
Arizona	120,849	1%	67,895	2%	—	—%	188,744	1%
Other markets	890,991	7%	219,230	5%	5,736	1%	1,115,957	7%
Total loans	$12,636,787	100%	$3,894,463	100%	$443,836	100%	$16,975,086	100%

($ in thousands)	December 31, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,406,609		$2,030,938		$138,953		$8,576,500
Northern California	2,622,398		748,631		109,483		3,480,512
California	9,029,007	75%	2,779,569	77%	248,436	70%	12,057,012	75%
Texas	1,005,455	8%	308,652	8%	1,896	1%	1,316,003	8%
New York	630,442	5%	157,099	4%	78,368	23%	865,909	5%
Washington	408,913	3%	116,047	3%	9,865	3%	534,825	3%
Nevada	128,395	1%	115,163	3%	5,775	2%	249,333	2%
Arizona	122,164	1%	49,836	1%	—	—%	172,000	1%
Other markets	830,671	7%	149,239	4%	2,146	1%	982,056	6%
Total loans	$12,155,047	100%	$3,675,605	100%	$346,486	100%	$16,177,138	100%

Because 73% and 75% of total CRE loans were concentrated in California as of March 31, 2022 and December 31, 2021, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate market, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2021 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $12.64 billion as of March 31, 2022, compared with $12.16 billion as of December 31, 2021, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of both March 31, 2022 and December 31, 2021, the majority of CRE loans were variable rate loans. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both March 31, 2022 and December 31, 2021. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $3.89 billion as of March 31, 2022, compared with and $3.68 billion as of December 31, 2021, and accounted for 9% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $443.8 million as of March 31, 2022, compared with $346.5 million as of December 31, 2021, and accounted for 1% of total loans held-for-investment as of both dates. Construction loans exposure was made up of $354.4 million in loans outstanding, plus $335.0 million in unfunded commitments as of March 31, 2022, compared with $297.9 million in loans outstanding, plus $361.2 million in unfunded commitments as of December 31, 2021. Land loans totaled $89.5 million as of March 31, 2022, compared with $48.6 million as of December 31, 2021.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,562,505		$1,029,843		$4,592,348
Northern California	1,041,515		520,439		1,561,954
California	4,604,020	48%	1,550,282	69%	6,154,302	53%
New York	3,215,122	35%	299,484	13%	3,514,606	30%
Washington	515,752	6%	255,518	11%	771,270	7%
Massachusetts	260,701	3%	89,209	4%	349,910	3%
Georgia	272,576	3%	26,560	1%	299,136	3%
Texas	250,222	3%	—	—%	250,222	2%
Other markets	165,036	2%	45,581	2%	210,617	2%
Total	$9,283,429	100%	$2,266,634	100%	$11,550,063	100%
Lien priority:
First mortgage	$9,283,429	100%	$1,968,945	87%	$11,252,374	97%
Junior lien mortgage	—	—%	297,689	13%	297,689	3%
Total	$9,283,429	100%	$2,266,634	100%	$11,550,063	100%

($ in thousands)	December 31, 2021
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,520,010		$971,731		$4,491,741
Northern California	1,024,564		506,310		1,530,874
California	4,544,574	49%	1,478,041	68%	6,022,615	54%
New York	3,102,129	34%	292,540	14%	3,394,669	30%
Washington	526,721	6%	230,294	11%	757,015	7%
Massachusetts	258,372	3%	75,815	4%	334,187	3%
Georgia	279,328	3%	25,208	1%	304,536	3%
Texas	230,402	3%	—	—%	230,402	2%
Other markets	152,176	2%	42,923	2%	195,099	1%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%
Lien priority:
First mortgage	$9,093,702	100%	$1,872,440	87%	$10,966,142	98%
Junior lien mortgage	—	—%	272,381	13%	272,381	2%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%

Consumer — Single-Family Residential Mortgages. Single-family residential loans totaled $9.28 billion as of March 31, 2022, compared with $9.09 billion as of December 31, 2021, and accounted for 22% of total loans held-for-investment as of both dates. Year-to-date, single-family residential mortgages increased $189.7 million or 2%, primarily driven by net growth in New York and California. The Company was in a first lien position for all of its single-family residential loans as of both March 31, 2022 and December 31, 2021. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically each year, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $2.74 billion as of March 31, 2022, which grew by $247.5 million or 10% from $2.49 billion as of December 31, 2021. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $2.27 billion as of March 31, 2022, compared with $2.14 billion as of December 31, 2021, and accounted for 5% of total loans held-for-investment as of both dates. Year-to-date, HELOCs increased $121.8 million or 6%, primarily driven by growth in California. The Company was in a first lien position for 87% of total HELOCs as of both March 31, 2022 and December 31, 2021. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both March 31, 2022 and December 31, 2021.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022		December 31, 2021
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong Branch:
Cash and cash equivalents	$936,242	2%	$831,283	1%
AFS debt securities (1)	$298,287	0%	$242,926	0%
Loans held-for-investment (2)	$1,061,999	2%	$849,573	1%
Total assets	$2,157,324	3%	$1,933,164	3%
Subsidiary Bank in China:
Cash and cash equivalents	$562,610	1%	$543,134	1%
Interest-bearing deposits with banks	$30,876	0%	$51,243	0%
AFS debt securities (3)	$142,156	0%	$141,404	0%
Loans held-for-investment (2)	$1,065,054	2%	$984,591	2%
Total assets	$1,787,347	3%	$1,709,640	3%

(1)Primarily comprised of U.S. Treasury securities and foreign government bonds as of both March 31, 2022 and December 31, 2021.
(2)Primarily comprised of C&I loans as of both March 31, 2022 and December 31, 2021.
(3)Comprised of foreign government bonds as of both March 31, 2022 and December 31, 2021.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarters of 2022 and 2021:

($ in thousands)	Three Months Ended March 31,
	2022		2021
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$7,341	1%	$5,467	1%
Subsidiary Bank in China:
Total revenue	$7,866	2%	$6,521	2%

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

The Company’s stockholders’ equity was $5.70 billion as of March 31, 2022, a decrease of $133.8 million or 2% from $5.84 billion as of December 31, 2021. The year-to-date decrease in the Company’s stockholders’ equity was primarily due to a negative change in AOCI of $304.5 million and cash dividends declared of $57.6 million, partially offset by net income of $237.7 million. The negative change in AOCI was primarily due to increased unrealized losses in AFS debt securities. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $40.09 per common share as of March 31, 2022, a decrease of 3% from $41.13 per common share as of December 31, 2021. Tangible equity per common share was $36.76 as of March 31, 2022, compared with $37.79 as of December 31, 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. The Company paid a quarterly cash dividend of $0.40 and $0.33 per common share for the first quarters of 2022 and 2021, respectively. In April 2022, the Company’s Board of Directors declared second quarter 2022 cash dividend of $0.40 per common share. The dividend is payable on May 16, 2022 to stockholders of record as of May 2, 2022.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022		December 31, 2021		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$24,927,768	45%	$22,845,464	43%	$2,082,304	9%
Interest-bearing checking	6,774,826	13%	6,524,721	12%	250,105	4%
Money market	12,108,432	22%	13,130,300	25%	(1,021,868)	(8)%
Savings	2,897,248	5%	2,888,065	5%	9,183	—%
Time deposits	8,230,087	15%	7,961,982	15%	268,105	3%
Total deposits	$54,938,361	100%	$53,350,532	100%	$1,587,829	3%
Other Funds
FHLB advances	$74,619		$249,331		$(174,712)	(70)%
Repurchase agreements	300,000		300,000		—	—%
Long-term debt	147,729		147,658		71	0%
Total other funds	$522,348		$696,989		$(174,641)	(25)%
Total sources of funds	$55,460,709		$54,047,521		$1,413,188	3%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits.

Total deposits were $54.94 billion as of March 31, 2022, an increase of $1.59 billion or 3% from $53.35 billion as of December 31, 2021. The increase in deposits was attributable to strong growth in noninterest-bearing demand deposits, partially offset by a decrease in money market deposits. Noninterest-bearing demand deposits were $24.93 billion as of March 31, 2022, an increase of $2.08 billion or 9%, compared with $22.85 billion as of December 31, 2021. Noninterest-bearing demand deposits comprised 45% of total deposits as of March 31, 2022, up from 43% as of December 31, 2021. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

As of March 31, 2022 the Company had one FHLB advance of $74.6 million compared with advances totaling $249.3 million as of December 31, 2021. During the first quarter of 2022, advances totaling $175.0 million matured. As of March 31, 2022, the remaining FHLB advance had a floating interest rate of 0.73% with a maturity in seven months.

Gross repurchase agreements totaled $300.0 million as of both March 31, 2022 and December 31, 2021. Resale and repurchase agreements are reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both March 31, 2022 and December 31, 2021, the Company did not have any gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. As of March 31, 2022, gross repurchase agreements had interest rates ranging from 2.39% to 2.42%. Repurchase agreements of $200.0 million have an original maturity of 10.0 years and mature in 1.3 years, whereas repurchase agreements of $100.0 million have an original maturity of 8.5 years and mature in 1.4 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of March 31, 2022, the collateral for the repurchase agreements was comprised of U.S. Treasury securities, and U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.7 million as of both March 31, 2022 and December 31, 2021. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had a weighted-average interest rate of 1.98% and 1.78% for the first quarters of 2022 and 2021, respectively, with remaining maturities ranging between 12.7 years and 15.5 years as of March 31, 2022.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital-Related Development in the Company’s 2021 Form 10-K for additional details.

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses methodology (“CECL”) effect on regulatory capital for two years and phases the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), loans originated by a banking organization under the PPP will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the capital ratios as of March 31, 2022 delayed 75% of the estimated impact of CECL on regulatory capital through the year 2021, and PPP loans are risk-weighted at 0%.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2022 and December 31, 2021 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2022		December 31, 2021		Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well- Capitalized Requirements
	Company	Bank	Company	Bank
Risk-based capital ratios:
Common Equity Tier 1 capital	12.6%	12.1%	12.8%	12.3%	4.5%	7.0%	6.5%
Tier 1 capital (1)	12.6%	12.1%	12.8%	12.3%	6.0%	8.5%	8.0%
Total capital	13.9%	13.1%	14.1%	13.2%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.3%	9.0%	9.0%	8.6%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. In addition, the minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6.0%.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both March 31, 2022 and December 31, 2021, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $45.43 billion as of March 31, 2022, an increase of $1.85 billion or 4%, from $43.59 billion as of December 31, 2021. The increase in the risk-weighted assets was primarily due to loan growth.

Risk Management

Overview

In the normal course of conducting its business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s businesses. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as credit risk, liquidity risk, capital risk, market risk, operational risk, compliance and regulatory risks, legal risks, strategic risks, and reputational risks.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, reporting directly to the Board’s Audit Committee. Further discussion and analysis of some major risk areas are detailed in the following subsections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or a counterparty will fail to perform according to the terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility for identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. The Independent Asset Review function supports a strong credit risk management culture by providing an independent and objective assessment of underwriting and documentation quality, reporting directly to the Board’s Risk Oversight Committee. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The Company assesses overall credit quality performance of the loan held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, Troubled Debt Restructurings (“TDR”) and Allowance for Credit Losses.

Credit Quality

The Company utilizes a credit risk rating system to assist in monitoring credit quality. Loans are evaluated using the Company’s internal credit risk rating of 1 through 10. For more information on the Company’s credit quality indicators and internal credit risk ratings, refer to Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the Company’s criticized loans as of March 31, 2022 and December 31, 2021:

($ in thousands)			Change
	March 31, 2022	December 31, 2021	$	%
Criticized loans
Special mention loans	$402,704	$384,694	$18,010	4%
Classified loans	430,633	448,362	(17,729)	(4)%
Total criticized loans	$833,337	$833,056	$281	0%

Special mention loans to loans held-for-investment	0.93%	0.92%
Classified loans to loans held-for-investment	0.99%	1.08%
Criticized loans to loans held-for-investment	1.92%	2.00%

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

The following table presents information regarding nonperforming assets as of March 31, 2022 and December 31, 2021:

($ in thousands)			Change
	March 31, 2022	December 31, 2021	$	%
Commercial:
C&I	$51,773	$59,023	$(7,250)	(12)%
CRE:
CRE	9,404	9,498	(94)	(1)%
Multifamily residential	423	444	(21)	(5)%
Total CRE	9,827	9,942	(115)	(1)%
Consumer:
Residential mortgage:
Single-family residential	16,385	15,720	665	4%
HELOCs	6,812	8,444	(1,632)	(19)%
Total residential mortgage	23,197	24,164	(967)	(4)%
Other consumer	37	52	(15)	(29)%
Total nonaccrual loans	84,834	93,181	(8,347)	(9)%
OREO, net	—	363	(363)	(100)%
Other nonperforming assets	9,548	9,938	(390)	(4)%
Total nonperforming assets	$94,382	$103,482	$(9,100)	(9)%
Nonperforming assets to total assets	0.15%	0.17%
Nonaccrual loans to loans held-for-investment	0.20%	0.22%
Allowance for loan losses to nonaccrual loans	643.24%	581.21%
TDRs included in nonperforming loans	$26,306	$30,383

Nonaccrual loans were $84.8 million as of March 31, 2022, a decrease of $8.3 million or 9% from $93.2 million as of December 31, 2021. This decrease was predominantly the result of paydowns and charge-offs of C&I oil and gas, and other commercial loans, partially offset by an addition of a C&I entertainment loan.

As of March 31, 2022, $44.2 million or 52% of nonaccrual loans were less than 90 days delinquent. In comparison, $54.2 million or 58% of nonaccrual loans were less than 90 days delinquent as of December 31, 2021.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2022 and December 31, 2021:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	March 31, 2022	December 31, 2021	$	%	March 31, 2022	December 31, 2021
Commercial:
C&I	$26,514	$11,069	$15,445	140%	0.18%	0.08%
CRE:
CRE	3,037	3,722	(685)	(18)%	0.02%	0.03%
Multifamily residential	2,203	5,342	(3,139)	(59)%	0.06%	0.15%
Total CRE	5,240	9,064	(3,824)	(42)%	0.03%	0.06%
Total commercial	31,754	20,133	11,621	58%	0.10%	0.07%
Consumer:
Residential mortgage:
Single-family residential	26,669	18,760	7,909	42%	0.29%	0.21%
HELOCs	6,072	5,854	218	4%	0.27%	0.27%
Total residential mortgage	32,741	24,614	8,127	33%	0.28%	0.22%
Other consumer	794	108	686	NM	0.62%	0.08%
Total consumer	33,535	24,722	8,813	36%	0.29%	0.22%
Total	$65,289	$44,855	$20,434	46%	0.15%	0.11%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both March 31, 2022 and December 31, 2021.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by portfolio segment as of March 31, 2022 and December 31, 2021. The allowance for loan losses for TDRs was $896 thousand as of March 31, 2022 and $4.8 million as of December 31, 2021.

($ in thousands)	March 31, 2022			December 31, 2021
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$77,038	$24,544	$101,582	$77,256	$28,239	$105,495
CRE:
CRE	23,107	—	23,107	23,379	—	23,379
Multifamily residential	4,006	190	4,196	4,042	197	4,239
Total CRE	27,113	190	27,303	27,421	197	27,618
Consumer:
Residential mortgage:
Single-family residential	5,564	1,108	6,672	6,585	1,102	7,687
HELOCs	2,080	464	2,544	2,553	845	3,398
Total residential mortgage	7,644	1,572	9,216	9,138	1,947	11,085
Total TDRs	$111,795	$26,306	$138,101	$113,815	$30,383	$144,198

Performing TDRs were $111.8 million as of March 31, 2022, a decrease of $2.0 million or 2% from $113.8 million as of December 31, 2021. Approximately 94% of the performing TDRs were current as of both March 31, 2022 and December 31, 2021. Nonperforming TDRs were $26.3 million as of March 31, 2022, a decrease of $4.1 million or 13% from $30.4 million as of December 31, 2021. This decrease primarily reflected the paydowns and payoffs of C&I TDRs, partially offset by newly designated nonperforming C&I TDRs.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. As of March 31, 2022, there were no TDRs that were provided modifications related to the COVID-19 pandemic. The amount of TDRs that were provided modification related to the COVID-19 pandemic were insignificant as of December 31, 2021.

Loan Modifications Due to COVID-19 Pandemic

The Company has granted a range of commercial and consumer loan accommodations, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. For COVID-19 related loan modifications, which occurred between March 2020 through January 1, 2022 that have met the loan modification criteria under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, or the criteria specified under the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) issued on April 7, 2020, the Company elected to temporarily suspend TDR accounting under ASC Subtopic 310-40. The delinquency aging of loans modified related to the COVID-19 pandemic were frozen at the time of the modification. Interest income continues to be recognized over the accommodation periods. See additional information in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of March 31, 2022, COVID-19 loans under payment deferral and forbearance programs totaled $73.6 million, or 0.2% of total loans, compared to $363.1 million, or 0.9% of total loans as of December 31, 2021. Loans that have exited the modification program were predominantly current as of March 31, 2022.

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

The Company is committed to maintain the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of March 31, 2022 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2021 Form 10-K and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2021 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022		December 31, 2021
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$339,446	34%	$338,252	34%
CRE:
CRE	147,104	29%	150,940	29%
Multifamily residential	24,176	9%	14,400	9%
Construction and land	11,016	1%	15,468	1%
Total CRE	182,296	39%	180,808	39%
Total commercial	521,742	73%	519,060	73%
Consumer:
Residential mortgage:
Single-family residential	18,210	22%	17,160	22%
HELOCs	3,748	5%	3,435	5%
Total residential mortgage	21,958	27%	20,595	27%
Other consumer	1,985	0%	1,924	0%
Total consumer	23,943	27%	22,519	27%
Total allowance for loan losses	$545,685	100%	$541,579	100%
Allowance for unfunded credit commitments	$23,262		$27,514
Total allowance for credit losses	$568,947		$569,093
Loans held-for-investment	$43,490,682		$41,693,781
Allowance for loan losses to loans held-for-investment	1.25%		1.30%

	Three Months Ended March 31,
	2022		2021
Average loans held-for-investment	$42,111,786		$38,728,635
Annualized net charge-offs to average loans held-for-investment	0.08%		0.14%

The allowance for loan losses was $545.7 million as of March 31, 2022, an increase of $4.1 million from $541.6 million as of December 31, 2021, primarily reflecting loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a base forecast representing management's view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions. As of March 31, 2022, the Company assigned a slightly higher weighting to its downside scenario, compared with the weighting placed as of December 31, 2021 in order to reflect the potential for higher inflation, supply chain constraints and the possibility of additional COVID-19 variants. Macroeconomic assumptions underlying the base forecast include: (1) annual Gross Domestic Product (“GDP”) growth of 3.5% for 2022; (2) 3.5% unemployment rate by the end of 2022; and (3) rising interest rates. The downside scenario assumed GDP growth at 0.9% in 2022 and an unemployment rate that was expected to rise from 3.9% to 7.2% by the end of 2022.

As of March 31, 2022 and December 31, 2021, PPP loans outstanding were $318.1 million and $534.2 million, respectively. Because these loans are fully guaranteed by the SBA, there was no allowance for loan losses established for these loans as of March 31, 2022 and December 31, 2021.

First quarter 2022 net charge-offs were $8.3 million or annualized 0.08% of average loans-held-for-investment, compared with $13.4 million or annualized 0.14% of average loans held-for-investment for the same period of 2021. The decrease in net charge-offs was primarily due to a decrease in CRE charge-offs.

The allowance for unfunded credit commitments was $23.3 million as of March 31, 2022, compared with $27.5 million as of December 31, 2021.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $54.94 billion as of March 31, 2022, compared with $53.35 billion as of December 31, 2021. The Company’s loan-to-deposit ratio was 79% as of March 31, 2022, compared with 78% as of December 31, 2021.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. As of March 31, 2022, the Company had available borrowing capacity of $25.91 billion, including $12.13 billion with the FHLB and $4.60 billion with the FRBSF. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.04 billion as of March 31, 2022. Estimated borrowing capacity from unpledged debt securities totaled $8.14 billion as of March 31, 2022. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further detail related to the Company’s funding sources.

The Company maintains a certain level of liquid assets in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022			December 31, 2021
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$3,848,700	$3,848,700	$—	$3,912,935	$3,912,935
Interest-bearing deposits with banks	—	816,125	816,125	—	736,492	736,492
Resale agreements due to mature in one year	—	1,956,822	1,956,822	—	1,818,503	1,818,503
AFS debt securities:
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	146,496	795,873	942,369	384,895	1,949,757	2,334,652
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	287,294	2,381,514	2,668,808	418,761	3,738,502	4,157,263
Foreign government bonds	—	253,811	253,811	—	257,733	257,733
Municipal securities	—	298,659	298,659	—	523,158	523,158
Non-agency mortgage-backed securities, asset-backed securities and CLOs	216	1,935,056	1,935,272	240	2,042,642	2,042,882
Corporate debt securities	—	630,512	630,512	—	649,665	649,665
Total	$434,006	$12,917,072	$13,351,078	$803,896	$15,629,387	$16,433,283

Unencumbered liquid assets totaled $12.92 billion as of March 31, 2022, compared with $15.63 billion as of December 31, 2021. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging. The decrease in liquid assets was primarily related to the transfer of $3.01 billion of AFS debt securities to HTM debt securities.

Management believes that the Company’s excess cash, unencumbered AFS debt securities, borrowing capacity and access to sufficient sources of capital are adequate to meet its short- and long-term liquidity needs in the foreseeable future. In addition, the Company may use debt and equity issuances when costs are deemed attractive, should longer term needs arise.

Liquidity Risk — Cash Requirements. In the ordinary course of the Company’s business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, leases obligations and other cash commitments. The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (i) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet financing needs of its customers, (ii) future interest obligations related to customer deposits and the Company’s borrowings, and (iii) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. The Company’s liquidity sources have been, and are expected to be, sufficient to meet all such cash requirements.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activities in the first quarters of 2022 and 2021. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2021 Form 10-K. East West held $324.0 million and $345.0 million in cash and cash equivalents as of March 31, 2022 and December 31, 2021, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the current year.

Liquidity Risk — Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch levels needed to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of March 31, 2022, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions related to the COVID-19 pandemic, the Company will continue to actively evaluate the nature and extent of the impact on its business and financial position. For more information on how the COVID-19 pandemic may impact our liquidity, see Item 1A. Risk Factors — Risks Related to the COVID-19 Pandemic of the Company’s 2021 Form 10-K.

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

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company uses both a static balance sheet and a forward growth balance sheet to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve and a gradual non-parallel shift in the yield curve (“rate ramp”) over a static balance sheet. In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

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

To help address the impact of the COVID-19 pandemic on the economy and financial markets, the Federal Reserve kept the benchmark federal funds rate at a target range of 0.00% to 0.25% throughout 2021. The Federal Reserve raised the target fed funds rate to the range of 0.25% to 0.50% at its meeting in March 2022 to address the concerns on the elevated inflation level which reflected supply and demand imbalances related to the pandemic, higher energy prices, and broader price pressures. At the end of the quarter, the market anticipated that the Federal Reserve would raise rates expeditiously with the target fed funds rate reaching 2.50% by the end of 2022.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in upward direction as of March 31, 2022 and December 31, 2021, based on a static balance sheet as of the date of the analysis.

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	March 31, 2022	December 31, 2021
+200	18.9%	19.5%
+100	9.4%	9.4%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company believes that any shift in interest rates would likely be more gradual and would therefore have a more modest impact, and non-parallel gradual rate shift scenarios may give a more meaningful estimate of the Company’s underlying interest rate risk. The rate ramp table below shows the net income volatility under a gradual non-parallel shift of the yield curve upward, in even monthly increments over the first 12 months, followed by rates held constant thereafter based on a static balance sheet as of the date of the analysis. Actual results will vary based on the timing and pace of interest rate changes, and earning asset growth:

Change in Interest Rates (in bps)	Net Interest Income Volatility
	March 31, 2022	December 31, 2021
+200 Rate Ramp	8.7%	9.2%
+100 Rate Ramp	4.0%	4.1%
-100 Rate Ramp	NM	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.

As of March 31, 2022, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase if interest rates rise as the Company has a large share of variable rate loans in its loan portfolio, primarily linked to Prime or LIBOR indices. The Company’s interest income is sensitive to changes in short-term interest rates. The Company’s deposit portfolio is primarily comprised of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in terms of net interest income growth during a period of rising interest rates will also reflect earning asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps in an upward direction as of March 31, 2022 and December 31, 2021:

Change in Interest Rates (in bps)	EVE Volatility (1)
	March 31, 2022	December 31, 2021
+200	6.2%	7.1%
+100	3.2%	3.5%
-100	NM	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of March 31, 2022, compared with the results as of December 31, 2021. The changes in EVE sensitivity during this period were primarily due to changes in level and shape of the yield curve, as well as the increased base EVE as of March 31, 2022.

The Company’s EVE profile as of March 31, 2022 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities and against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards and options. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and counterparty financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering legally enforceable master netting arrangements and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk-related to interest rate swaps to institutional third parties through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate counterparty credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

The following table summarizes certain information about derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
($ in thousands)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts:	$1,275,000	$86,751	$275,000	$86,531
Fair value:
Recognized as an asset	385	—	—	—
Recognized as a liability	—	490	57	225
Net fair value	$385	$(490)	$(57)	$(225)
Weighted-average interest rates:
Variable-rate borrowings — Pay fixed (receive floating)	0.483% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Variable-rate loans — Receive fixed (pay floating)	1.090% (1-month USD-LIBOR)	NM	NA	NM
Weighted-average remaining term to maturity (in months):	28.7	11.7	13.9	2.7
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts:	$17,771,724	$2,365,524	$17,575,420	$1,874,681
Fair value:
Recognized as an asset	187,716	16,122	240,222	21,033
Recognized as a liability	236,569	11,545	179,905	15,276
Net fair value	$(48,853)	$4,577	$60,317	$5,757

NM — Not meaningful.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in the Company’s asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. The Company uses derivatives to hedge the risk of variable cash flows in its variable interest rate borrowings, which includes repurchase agreements and FHLB advances, as well as a portion of its variable interest rate CRE loans. The Company also uses derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. For both cash flow and net investment hedges, the change in the fair value of the hedging instruments is recognized in AOCI, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forward contracts. As of March 31, 2022, the outstanding foreign currency forwards effectively hedged approximately 50% of the net Chinese Renminbi exposure from East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments during 2022 reflect actions taken for interest rate risk and foreign exchange rate risk management. The Company repositions its derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. As of March 31, 2022, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

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

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2021 Form 10-K, and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements:

•allowance for loan losses and unfunded credit commitments;
•fair value estimates;
•goodwill impairment; and
•income taxes.
For additional information on the Company’s critical accounting estimates involving significant judgments, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2021 Form 10-K.

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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

($ in thousands)		Three Months Ended March 31,
		2022	2021
Net interest income before provision for (reversal of) credit losses		$415,613	$353,695
Total noninterest income		79,743	72,866
Total revenue	(a)	$495,356	$426,561

Total noninterest expense	(b)	$189,450	$191,077
Less: Amortization of tax credit and other investments		(13,900)	(25,358)
Amortization of core deposit intangibles		(511)	(732)
Adjusted noninterest expense	(d)	$175,039	$164,987

Efficiency ratio	(a)/(b)	38.25%	44.79%
Adjusted efficiency ratio	(a)/(d)	35.34%	38.68%

($ in thousands)		Three Months Ended March 31,
		2022	2021
Net income	(a)	$237,652	$204,994
Add: Amortization of core deposit intangibles		511	732
Amortization of mortgage servicing assets		392	414
Tax effect of amortization adjustments (1)		(260)	(325)
Tangible net income	(b)	$238,295	$205,815

Average stockholders’ equity	(c)	$5,842,615	$5,338,098
Less: Average goodwill		(465,697)	(465,697)
Average other intangible assets (2)		(9,207)	(11,594)
Average tangible equity	(d)	$5,367,711	$4,860,807

Return on average equity	(a)/(c)	16.50%	15.57%
Adjusted return on average tangible equity (3)	(b)/(d)	18.00%	17.17%

(1)Applied statutory rates of 28.77% for the first quarter of 2022 and 28.37% for the first quarter of 2021.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

($ and shares in thousands, except per share data)		March 31, 2022	December 31, 2021
Stockholders’ equity	(a)	$5,703,456	$5,837,218
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(9,044)	(9,334)
Tangible equity	(b)	$5,228,715	$5,362,187

Number of common shares at period-end	(c)	142,257	141,908
Book value per common share	(a)/(c)	$40.09	$41.13
Tangible equity per common share	(b)/(c)	$36.76	$37.79

(1)Includes core deposit intangibles and mortgage servicing assets.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, the Company may make forward-looking statements in other documents that it files with, or furnishes to, the SEC and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. These statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business and usually can be identified by the use of forward-looking language, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends to,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described in the documents incorporated by reference. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Federal Reserve, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, and the California Department of Financial Protection and Innovation - Division of Financial Institutions;
•the changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing economic and political disputes between the U.S. and the People’s Republic of China and the monetary policies of the Federal Reserve;
•changes in the commercial and consumer real estate markets;
•changes in consumer or commercial spending, savings and borrowing habits, and patterns and behaviors;
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
•impact on the Company’s operations due to political developments, pandemics, wars, civil unrest, terrorism or other hostilities that may disrupt or increase volatility in securities or otherwise affect business and economic conditions;
•heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;
•impact of reputational risk from negative publicity, fines, penalties and other negative consequences from regulatory violations, legal actions and the Company’s interactions with business partners, counterparties, service providers and other third parties;
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
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, a reduction in the availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s debt securities portfolio; and
•impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts and earthquakes, all of which are particularly common in California, or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s 2021 Form 10-K under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2021 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There has been no material change to the Company’s risk factors as presented in the Company’s 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2022.

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

10.1	Amendment to Employment Agreement - Dominic Ng. Filed herewith.

10.2	Amendment to Employment Agreement - Douglas P. Krause. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LIBOR	London Interbank Offered Rate
ALCO	Asset/Liability Committee	LTV	Loan-to-value
AOCI	Accumulated other comprehensive (loss) income	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASC	Accounting Standards Codification	MMBTU	Million British thermal unit
ASU	Accounting Standards Update	NAV	Net asset value
C&I	Commercial and industrial	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	OTTI	Other-than-temporary impairment
CECL	Current expected credit losses	PD	Probability of default
CLO	Collateralized loan obligations	PPP	Paycheck Protection Program
CME	Chicago Mercantile Exchange	RMB	Chinese Renminbi
COVID-19	Coronavirus Disease 2019	ROA	Return on average assets
CRA	Community Reinvestment Act	ROE	Return on average equity
CRE	Commercial real estate	RPA	Credit risk participation agreement
EPS	Earnings per share	RSU	Restricted stock unit
ERM	Enterprise risk management	S&P	S&P Global Ratings
EVE	Economic value of equity	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SBLC	Standby letters of credit
FRBSF	Federal Reserve Bank of San Francisco	SEC	U.S. Securities and Exchange Commission
FTP	Funds transfer pricing	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TDR	Troubled debt restructuring
HELOC	Home equity lines of credit	U.S.	United States
HTM	Held-to-maturity	USD	U.S. dollar
LCH	London Clearing House	VIE	Variable interest entity
LGD	Loss given default

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2022

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer