Form 10-Q
period 2022-06-30
EAST WEST BANCORP INC
filed 2022-08-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 140,917,512 shares as of July 31, 2022.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$688,936	$527,317
Interest-bearing cash with banks	1,213,117	3,385,618
Cash and cash equivalents	1,902,053	3,912,935
Interest-bearing deposits with banks	712,709	736,492
Assets purchased under resale agreements (“resale agreements”)	1,422,794	2,353,503
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,891,522 and $10,087,179)	6,255,504	9,965,353
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,656,549)	3,028,302	—
Loans held-for-sale	28,464	635
Loans held-for-investment (net of allowance for loan losses of $563,270 and $541,579)	45,938,806	41,152,202
Investments in qualified affordable housing partnerships, tax credit and other investments, net	634,304	628,263
Premises and equipment (net of accumulated depreciation of $143,708 and $139,358)	93,911	97,302
Goodwill	465,697	465,697
Operating lease right-of-use assets	107,588	98,632
Other assets	1,804,151	1,459,687
TOTAL	$62,394,283	$60,870,701
LIABILITIES
Deposits:
Noninterest-bearing	$23,028,831	$22,845,464
Interest-bearing	31,314,523	30,505,068
Total deposits	54,343,354	53,350,532
Federal Home Loan Bank (“FHLB”) advances	174,776	249,331
Assets sold under repurchase agreements (“repurchase agreements”)	611,785	300,000
Long-term debt and finance lease liabilities	152,663	151,997
Operating lease liabilities	115,387	105,534
Accrued expenses and other liabilities	1,386,836	876,089
Total liabilities	56,784,801	55,033,483
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 168,427,021 and 167,790,645 shares issued	168	168
Additional paid-in capital	1,914,064	1,893,557
Retained earnings	5,064,650	4,683,659
Treasury stock, at cost 27,509,632 and 25,882,691 shares	(768,752)	(649,785)
Accumulated other comprehensive loss (“AOCI”), net of tax	(600,648)	(90,381)
Total stockholders’ equity	5,609,482	5,837,218
TOTAL	$62,394,283	$60,870,701

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$439,416	$352,453	$816,526	$694,461
Debt securities	46,176	34,690	88,843	63,790
Resale agreements	8,553	8,021	16,936	14,120
Restricted equity securities	822	541	1,431	1,088
Interest-bearing cash and deposits with banks	4,787	3,628	8,047	7,260
Total interest and dividend income	499,754	399,333	931,783	780,719
INTEREST EXPENSE
Deposits	22,488	17,998	35,477	39,820
Short-term borrowings	241	—	250	42
FHLB advances	559	2,099	1,137	5,168
Repurchase agreements	2,418	1,991	4,434	3,969
Long-term debt and finance lease liabilities	1,096	772	1,920	1,552
Total interest expense	26,802	22,860	43,218	50,551
Net interest income before provision for (reversal of) credit losses	472,952	376,473	888,565	730,168
Provision for (reversal of) credit losses	13,500	(15,000)	21,500	(15,000)
Net interest income after provision for (reversal of) credit losses	459,452	391,473	867,065	745,168
NONINTEREST INCOME
Lending fees	20,142	21,092	39,580	39,449
Deposit account fees	22,372	17,342	42,687	32,725
Interest rate contracts and other derivative income (loss)	9,801	(3,172)	20,934	13,825
Foreign exchange income	11,361	13,007	24,060	22,533
Wealth management fees	6,539	7,951	12,591	14,862
Net gains on sales of loans	917	1,491	3,839	3,272
Gains on sales of AFS debt securities	28	632	1,306	824
Other investment income	4,863	7,596	6,490	8,521
Other income	2,421	2,492	6,700	5,286
Total noninterest income	78,444	68,431	158,187	141,297
NONINTEREST EXPENSE
Compensation and employee benefits	113,364	105,426	229,633	213,234
Occupancy and equipment expense	15,469	15,377	30,933	31,299
Deposit insurance premiums and regulatory assessments	4,927	4,274	9,644	8,150
Deposit account expense	5,671	3,817	10,364	7,709
Data processing	3,486	4,035	7,151	8,513
Computer software expense	6,572	7,521	13,866	14,680
Consulting expense	2,021	1,868	3,854	3,343
Legal expense	1,047	1,975	1,765	3,477
Other operating expense	29,324	17,939	50,221	37,546
Amortization of tax credit and other investments	14,979	27,291	28,879	52,649
Total noninterest expense	196,860	189,523	386,310	380,600
INCOME BEFORE INCOME TAXES	341,036	270,381	638,942	505,865
INCOME TAX EXPENSE	82,707	45,639	142,961	76,129
NET INCOME	$258,329	$224,742	$495,981	$429,736
EARNINGS PER SHARE (“EPS”)
BASIC	$1.83	$1.58	$3.50	$3.03
DILUTED	$1.81	$1.57	$3.47	$3.01
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,429	141,868	141,725	141,758
DILUTED	142,372	143,040	142,838	142,963

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$258,329	$224,742	$495,981	$429,736
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(192,878)	73,049	(362,148)	(60,399)
Net changes in unrealized gains (losses) on securities transferred from AFS to HTM	3,750	—	(106,930)	—
Net changes in unrealized (losses) gains on cash flow hedges	(6,380)	68	(31,103)	500
Foreign currency translation adjustments	(10,215)	2,234	(10,086)	885
Other comprehensive (loss) income	(205,723)	75,351	(510,267)	(59,014)
COMPREHENSIVE INCOME (LOSS)	$52,606	$300,093	$(14,286)	$370,722

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2021	141,843,036	$1,866,101	$4,158,032	$(649,066)	$(90,040)	$5,285,027
Net Income	—	—	224,742	—	—	224,742
Other comprehensive income	—	—	—	—	75,351	75,351
Issuance of common stock pursuant to various stock compensation plans and agreements	38,073	10,146	—	—	—	10,146
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,604)	—	—	(271)	—	(271)
Cash dividends on common stock ($0.33 per share)	—	—	(47,447)	—	—	(47,447)
BALANCE, JUNE 30, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548
BALANCE, APRIL 1, 2022	142,256,520	$1,903,042	$4,863,721	$(668,382)	$(394,925)	$5,703,456
Net Income	—	—	258,329	—	—	258,329
Other comprehensive loss	—	—	—	—	(205,723)	(205,723)
Issuance of common stock pursuant to various stock compensation plans and agreements	51,733	11,190	—	—	—	11,190
Repurchase of common stock pursuant to various stock compensation plans and agreements	(5,347)	—	—	(380)	—	(380)
Repurchase of common stock pursuant to the Stock Repurchase Plan	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($0.40 per share)	—	—	(57,400)	—	—	(57,400)
BALANCE, JUNE 30, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	429,736	—	—	429,736
Other comprehensive loss	—	—	—	—	(59,014)	(59,014)
Issuance of common stock pursuant to various stock compensation plans and agreements	513,806	17,728	—	—	—	17,728
Repurchase of common stock pursuant to various stock compensation plans and agreements	(201,530)	—	—	(15,254)	—	(15,254)
Cash dividends on common stock ($0.66 per share)	—	—	(94,823)	—	—	(94,823)
BALANCE, JUNE 30, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	495,981	—	—	495,981
Other comprehensive loss	—	—	—	—	(510,267)	(510,267)
Issuance of common stock pursuant to various stock compensation plans and agreements	639,847	20,507	—	—	—	20,507
Repurchase of common stock pursuant to various stock compensation plans and agreements	(244,895)	—	—	(18,977)	—	(18,977)
Repurchase of common stock pursuant to the Stock Repurchase Plan	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($0.80 per share)	—	—	(114,990)	—	—	(114,990)
BALANCE, JUNE 30, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$495,981	$429,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,911	70,402
Amortization of premiums and accretion of discount, net	21,519	11,310
Stock compensation costs	17,009	16,025
Deferred income tax (expense) benefit	(7,554)	2,571
Provision for (reversal of) credit losses	21,500	(15,000)
Net gains on sales of loans	(3,839)	(3,272)
Gains on sales of AFS debt securities	(1,306)	(824)
Loans held-for-sale:
Originations and purchases	(447)	(8,703)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	461	10,353
Proceeds from distributions received from equity method investees	4,412	3,564
Net change in accrued interest receivable and other assets	(128,071)	(73,809)
Net change in accrued expenses and other liabilities	457,296	(44,113)
Other net operating activities	3,182	5,571
Total adjustments	433,073	(25,925)
Net cash provided by operating activities	929,054	403,811
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(49,545)	(92,780)
Interest-bearing deposits with banks	23,442	(20,534)
Resale agreements:
Proceeds from paydowns and maturities	1,162,172	506,353
Purchases	(231,463)	(1,345,537)
AFS debt securities:
Proceeds from sales	129,181	164,898
Proceeds from repayments, maturities and redemptions	613,244	877,123
Purchases	(767,015)	(4,015,212)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	40,072	—
Purchases	(50,000)	—
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	325,813	248,540
Purchases	(541,997)	(542,839)
Other changes in loans held-for-investment, net	(4,639,384)	(1,389,832)
Proceeds from distributions received from equity method investees	8,717	4,983
Other net investing activities	1,354	2,388
Net cash used in investing activities	(3,975,409)	(5,602,449)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,046,046	7,708,661
Net decrease in short-term borrowings	(49)	(21,143)
FHLB advances:
Proceeds	3,950,000	—
Repayment	(4,025,000)	(405,000)
Repurchase agreements:
Proceeds from repurchase agreements	311,785	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(457)	(613)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	(99,990)	—
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,444	1,180
Stocks tendered for payment of withholding taxes	(18,977)	(15,254)
Cash dividends paid	(115,623)	(95,060)
Net cash provided by financing activities	1,049,179	7,172,771
Effect of exchange rate changes on cash and cash equivalents	(13,706)	5,701
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,010,882)	1,979,834
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,912,935	4,017,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,902,053	$5,997,805

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$45,057	$52,228
Income taxes, net	$188,510	$114,202
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$3,010,003	$—
Loans transferred from held-for-investment to held-for-sale	$351,406	$247,636
Loans transferred from held-for-sale to held-for-investment	$631	$—
Loans transferred to other real estate owned (“OREO”) and other foreclosed assets	$—	$13,025

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2022, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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
ASU 2022-02 eliminates the troubled debt restructuring (“TDRs”) accounting model for creditors and instead requires companies to apply the loan refinancing and restructuring guidance to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition, companies are no longer required to use a discounted cash flow method to measure the allowance for credit losses for certain TDRs and instead allows for the use of an expected loss approach for all loans. The guidance also introduces new disclosure requirements related to restructuring of financing receivables made to borrowers experiencing financial difficulty, and amends vintage disclosures to require current-period gross write-off by year of origination.

The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.
The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt ASU 2022-02 on January 1, 2023.

Significant Accounting Policies Update

During the first quarter of 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM.

Transfer between Categories of Debt Securities — Upon transfer of a debt security from the AFS to HTM category, the security’s new amortized cost is reset to fair value, reduced by any previous write-offs but excluding any allowance for credit losses. Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income over the remaining life of the securities as effective yield adjustments, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security. For transfers of securities from the AFS to HTM category, any allowance for credit losses that was previously recorded under the AFS model is reversed and an allowance for credit losses is subsequently recorded under the HTM debt security model. The reversal and re-establishment of the allowance for credit losses are recorded in the provision for credit losses.

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

Allowance for Credit Losses on Held-to-Maturity Debt Securities — For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. Examples of securities for which the Company applies a zero credit loss assumption include debt securities that are either guaranteed or issued by the U.S. government or government-sponsored enterprises, are highly rated by nationally recognized statistical rating organizations (“NRSROs”), and have a long history of no credit losses. Any expected credit loss is recorded through the allowance for credit losses on HTM debt securities and deducted from the amortized cost basis of the security, so that the balance sheet reflects the net amount the Company expects to collect.

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

Available-for-Sale Debt Securities — The fair value of AFS debt securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectations and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include new issue data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices.

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the valuation inputs and methodology for each security category furnished by third-party pricing service providers.

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

Equity Securities — Equity securities consisted of mutual funds as of both June 30, 2022 and December 31, 2021. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — The Company enters into interest rate swap and option contracts that are not designated as hedging instruments with its borrowers to lock in attractive intermediate and long-term interest rates, resulting in the customer obtaining a synthetic fixed-rate loan. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions. The Company also enters into interest rate swap or interest rate collar contracts with institutional counterparties to hedge against certain variable interest rate borrowings and variable interest rate loans. These interest rate contracts with institutional counterparties are designated as cash flow hedges. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. Considering the observable nature of all other significant inputs utilized, the Company classifies these derivative instruments as Level 2.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of June 30, 2022 and December 31, 2021, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of the borrowers, which are mainly in the technology and life sciences sectors. As of June 30, 2022 and December 31, 2021, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts consisting of swaps and options with its oil and gas loan customers, which allow them to hedge against the risk of fluctuation in energy commodity prices. The fair value of the commodity option contracts is determined using the Black-Scholes model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$624,686	$—	$—	$624,686
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	285,245	—	285,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	563,832	—	563,832
Residential mortgage-backed securities	—	1,910,240	—	1,910,240
Municipal securities	—	266,733	—	266,733
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	411,768	—	411,768
Residential mortgage-backed securities	—	726,989	—	726,989
Corporate debt securities	—	559,293	—	559,293
Foreign government bonds	—	242,997	—	242,997
Asset-backed securities	—	67,350	—	67,350
Collateralized loan obligations (“CLOs”)	—	596,371	—	596,371
Total AFS debt securities	$624,686	$5,630,818	$—	$6,255,504

Investments in tax credit and other investments:
Equity securities	$20,463	$4,312	$—	$24,775
Total investments in tax credit and other investments	$20,463	$4,312	$—	$24,775

Derivative assets:
Interest rate contracts	$—	$261,326	$—	$261,326
Foreign exchange contracts	—	42,324	—	42,324
Equity contracts	—	2	357	359
Commodity contracts	—	404,275	—	404,275
Gross derivative assets	$—	$707,927	$357	$708,284
Netting adjustments (1)	$—	$(251,718)	$—	$(251,718)
Net derivative assets	$—	$456,209	$357	$456,566

Derivative liabilities:
Interest rate contracts	$—	$359,674	$—	$359,674
Foreign exchange contracts	—	29,144	—	29,144
Credit contracts	—	76	—	76
Commodity contracts	—	373,675	—	373,675
Gross derivative liabilities	$—	$762,569	$—	$762,569
Netting adjustments (1)	$—	$(126,414)	$—	$(126,414)
Net derivative liabilities	$—	$636,155	$—	$636,155

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,032,681	$—	$—	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,301,971	—	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,228,980	—	1,228,980
Residential mortgage-backed securities	—	2,928,283	—	2,928,283
Municipal securities	—	523,158	—	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	496,443	—	496,443
Residential mortgage-backed securities	—	881,931	—	881,931
Corporate debt securities	—	649,665	—	649,665
Foreign government bonds	—	257,733	—	257,733
Asset-backed securities	—	74,558	—	74,558
CLOs	—	589,950	—	589,950
Total AFS debt securities	$1,032,681	$8,932,672	$—	$9,965,353

Investments in tax credit and other investments:
Equity securities	$22,130	$4,474	$—	$26,604
Total investments in tax credit and other investments	$22,130	$4,474	$—	$26,604

Derivative assets:
Interest rate contracts	$—	$240,222	$—	$240,222
Foreign exchange contracts	—	21,033	—	21,033
Equity contracts	—	5	215	220
Commodity contracts	—	222,709	—	222,709
Gross derivative assets	$—	$483,969	$215	$484,184
Netting adjustments (1)	$—	$(100,953)	$—	$(100,953)
Net derivative assets	$—	$383,016	$215	$383,231

Derivative liabilities:
Interest rate contracts	$—	$179,962	$—	$179,962
Foreign exchange contracts	—	15,501	—	15,501
Credit contracts	—	141	—	141
Commodity contracts	—	194,567	—	194,567
Gross derivative liabilities	$—	$390,171	$—	$390,171
Netting adjustments (1)	$—	$(232,727)	$—	$(232,727)
Net derivative liabilities	$—	$157,444	$—	$157,444

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and six months ended June 30, 2022 and 2021, Level 3 fair value measurements that were measured on a recurring basis consisted of equity contracts issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity contracts
Beginning balance	$309	$272	$215	$273
Total gains included in earnings (1)	48	47	51	46
Issuances	—	—	91	—
Settlements	—	(96)	—	(96)
Ending balance	$357	$223	$357	$223

(1)Includes unrealized gains (losses) of $48 thousand and $(27) thousand for the three months ended June 30, 2022 and 2021, respectively, and $51 thousand and $(29) thousand for the six months ended June 30, 2022 and 2021, respectively. The realized/unrealized gains (losses) of equity contracts are recorded in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2022 and December 31, 2021. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2022
Derivative assets:
Equity contracts	$357	Black-Scholes option pricing model	Equity volatility	46% — 70%.	61%
			Liquidity discount	47%	47%
December 31, 2021
Derivative assets:
Equity contracts	$215	Black-Scholes option pricing model	Equity volatility	44% — 54%	49%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of June 30, 2022 and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in qualified affordable housing partnerships, tax credit and other investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from the impairment on certain individually evaluated loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, from write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

All available information is considered in assessing whether a decline in value is other-than-temporary. Generally, none of the aforementioned factors are individually conclusive and the relative importance placed on individual facts may vary depending on the situation. In accordance with ASC 323-10-35-32, Investments — Equity Method and Joint Ventures, an impairment charge would only be recognized in earnings for a decline in value that is determined to be other-than-temporary.

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

Other Nonperforming Assets — Other nonperforming assets are recorded at fair value upon the transfer from loans to foreclosed assets. Subsequently, foreclosed assets are recorded at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimated recovery of the foreclosed asset. The Company records an impairment when the foreclosed asset’s fair value declines below its carrying value. The fair value measurement of other nonperforming assets is classified within one of the three levels in a valuation hierarchy based upon the observability of inputs to the valuation as of the measurement date.

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$55,015	$55,015
Commercial real estate (“CRE”):
CRE	—	—	30,716	30,716
Multifamily residential	—	—	1,055	1,055
Total commercial	—	—	86,786	86,786
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,167	1,167
Total consumer	—	—	1,167	1,167
Total loans held-for-investment	$—	$—	$87,953	$87,953

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$102,349	$102,349
CRE:
CRE	—	—	21,891	21,891
Total commercial	—	—	124,240	124,240
Consumer:
Residential mortgage:
HELOCs	—	—	2,744	2,744
Total consumer	—	—	2,744	2,744
Total loans held-for-investment	$—	$—	$126,984	$126,984
Other nonperforming assets	$391	$—	$—	$391

The following table presents the increase (decrease) in fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Loans held-for-investment:
Commercial:
C&I	$(6,054)	$(6,462)	$(14,740)	$(15,530)
CRE:
CRE	(533)	(275)	2,330	(7,336)
Multifamily residential	(8)	2	(8)	(6)
Construction and land	—	(209)	—	(280)
Total commercial	(6,595)	(6,944)	(12,418)	(23,152)
Consumer:
Residential mortgage:
Single-family residential	—	—	—	(8)
HELOCs	82	3	85	(23)
Other consumer	—	(2,491)	—	(2,491)
Total consumer	82	(2,488)	85	(2,522)
Total loans held-for-investment	$(6,513)	$(9,432)	$(12,333)	$(25,674)
Investments in tax credit and other investments, net	$—	$877	$—	$877
OREO	$—	$(910)	$—	$(910)
Other nonperforming assets	$(6,861)	$—	$(6,861)	$(3,890)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
June 30, 2022
Loans held-for-investment	$36,889	Discounted cash flows	Discount	4% — 6%	4%
	$19,293	Fair value of collateral	Discount	15% — 77%	37%
	$31,771	Fair value of property	Selling cost	8%	8%

December 31, 2021
Loans held-for-investment	$64,919	Discounted cash flows	Discount	4% — 15%	7%
	$38,537	Fair value of collateral	Discount	15% — 75%	41%
	$23,528	Fair value of property	Selling cost	8%	8%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2022 and December 31, 2021.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,902,053	$1,902,053	$—	$—	$1,902,053
Interest-bearing deposits with banks	$712,709	$—	$712,709	$—	$712,709
Resale agreements	$1,422,794	$—	$1,348,036	$—	$1,348,036
HTM debt securities	$3,028,302	$486,521	$2,170,028	$—	$2,656,549
Restricted equity securities, at cost	$77,962	$—	$77,962	$—	$77,962
Loans held-for-sale	$28,464	$—	$28,464	$—	$28,464
Loans held-for-investment, net	$45,938,806	$—	$—	$45,860,749	$45,860,749
Mortgage servicing rights	$5,909	$—	$—	$10,349	$10,349
Accrued interest receivable	$172,008	$—	$172,008	$—	$172,008
Financial liabilities:
Demand, checking, savings and money market deposits	$44,965,778	$—	$44,965,778	$—	$44,965,778
Time deposits	$9,377,576	$—	$9,318,992	$—	$9,318,992
FHLB advances	$174,776	$—	$175,207	$—	$175,207
Repurchase agreements	$611,785	$—	$619,280	$—	$619,280
Long-term debt	$147,801	$—	$139,206	$—	$139,206
Accrued interest payable	$9,596	$—	$9,596	$—	$9,596

($ in thousands)	December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,912,935	$3,912,935	$—	$—	$3,912,935
Interest-bearing deposits with banks	$736,492	$—	$736,492	$—	$736,492
Resale agreements	$2,353,503	$—	$2,335,901	$—	$2,335,901
Restricted equity securities, at cost	$77,434	$—	$77,434	$—	$77,434
Loans held-for-sale	$635	$—	$635	$—	$635
Loans held-for-investment, net	$41,152,202	$—	$—	$41,199,599	$41,199,599
Mortgage servicing rights	$5,706	$—	$—	$9,104	$9,104
Accrued interest receivable	$159,833	$—	$159,833	$—	$159,833
Financial liabilities:
Demand, checking, savings and money market deposits	$45,388,550	$—	$45,388,550	$—	$45,388,550
Time deposits	$7,961,982	$—	$7,966,116	$—	$7,966,116
FHLB advances	$249,331	$—	$250,372	$—	$250,372
Repurchase agreements	$300,000	$—	$310,525	$—	$310,525
Long-term debt	$147,658	$—	$151,020	$—	$151,020
Accrued interest payable	$11,435	$—	$11,435	$—	$11,435

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

In the resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2022 and December 31, 2021.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $1.13 billion as of June 30, 2022, and $1.33 billion as of December 31, 2021. The weighted-average yields were 1.96% and 1.54% for the three months ended June 30, 2022 and 2021, respectively; and 1.79% and 1.55% for the six months ended June 30, 2022 and 2021, respectively.

Loans Purchased under Resale Agreements — Total loans purchased under resale agreements were $289.8 million as of June 30, 2022, and $1.02 billion as of December 31, 2021. The weighted-average yields were 2.47% and 1.47% for the three months ended June 30, 2022 and 2021, respectively; and 1.91% and 1.64% for the six months ended June 30, 2022 and 2021, respectively.

Assets Sold under Repurchase Agreements — As of June 30, 2022, securities sold under the repurchase agreements consisted of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $611.8 million as of June 30, 2022, and $300.0 million as of December 31, 2021. The weighted-average interest rates were 2.70% and 2.63% for the three months ended June 30, 2022 and 2021, respectively; and 2.66% and 2.65% for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, $311.8 million and $300.0 million of the securities sold under repurchase agreements will mature in 2022 and 2023, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Received
Resale agreements	$1,422,794	$—	$1,422,794	$(1,336,962)	(1)	$85,832

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Pledged
Repurchase agreements	$611,785	$—	$611,785	$(611,785)	(2)	$—

($ in thousands)	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$2,353,503	$—	$2,353,503	$(2,327,687)	(1)	$25,816

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,320	$—	$(51,634)	$624,686
U.S. government agency and U.S. government-sponsored enterprise debt securities	324,463	—	(39,218)	285,245
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	614,135	125	(50,428)	563,832
Residential mortgage-backed securities	2,097,339	193	(187,292)	1,910,240
Municipal securities	306,419	22	(39,708)	266,733
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	451,200	247	(39,679)	411,768
Residential mortgage-backed securities	808,012	—	(81,023)	726,989
Corporate debt securities	673,502	105	(114,314)	559,293
Foreign government bonds	253,118	648	(10,769)	242,997
Asset-backed securities	69,764	—	(2,414)	67,350
CLOs	617,250	—	(20,879)	596,371
Total AFS debt securities	6,891,522	1,340	(637,358)	6,255,504
HTM debt securities:
U.S. Treasury securities	521,352	—	(34,831)	486,521
U.S. government agency and U.S. government-sponsored enterprise debt securities	997,369	—	(144,291)	853,078
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	512,391	—	(62,563)	449,828
Residential mortgage-backed securities	807,111	—	(96,637)	710,474
Municipal securities	190,079	—	(33,431)	156,648
Total HTM debt securities	3,028,302	—	(371,753)	2,656,549
Total debt securities	$9,919,824	$1,340	$(1,009,111)	$8,912,053

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,049,238	$130	$(16,687)	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,333,984	2,697	(34,710)	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,242,043	15,791	(28,854)	1,228,980
Residential mortgage-backed securities	2,968,789	8,629	(49,135)	2,928,283
Municipal securities	519,381	10,065	(6,288)	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	498,920	3,000	(5,477)	496,443
Residential mortgage-backed securities	889,937	971	(8,977)	881,931
Corporate debt securities	657,516	8,738	(16,589)	649,665
Foreign government bonds	260,447	767	(3,481)	257,733
Asset-backed securities	74,674	185	(301)	74,558
CLOs	592,250	52	(2,352)	589,950
Total AFS debt securities	$10,087,179	$51,025	$(172,851)	$9,965,353

During the first quarter of 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM. At the time of the transfer, $113.0 million of unrealized losses, net of tax, was retained in AOCI.

As of June 30, 2022 and December 31, 2021, the amortized cost of debt securities excluded accrued interest receivables of $34.9 million and $33.1 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K and Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021.

($ in thousands)	June 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$466,095	$(32,524)	$158,591	$(19,110)	$624,686	$(51,634)
U.S. government agency and U.S. government sponsored enterprise debt securities	249,274	(35,689)	35,971	(3,529)	285,245	(39,218)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,235	(34,101)	110,670	(16,327)	550,905	(50,428)
Residential mortgage-backed securities	1,433,558	(122,567)	463,552	(64,725)	1,897,110	(187,292)
Municipal securities	265,197	(39,708)	—	—	265,197	(39,708)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	335,199	(28,436)	65,175	(11,243)	400,374	(39,679)
Residential mortgage-backed securities	616,819	(67,098)	110,170	(13,925)	726,989	(81,023)
Corporate debt securities	295,000	(35,503)	236,189	(78,811)	531,189	(114,314)
Foreign government bonds	18,887	(165)	67,798	(10,604)	86,685	(10,769)
Asset-backed securities	57,469	(1,888)	9,881	(526)	67,350	(2,414)
CLOs	312,368	(10,882)	284,003	(9,997)	596,371	(20,879)
Total AFS debt securities	$4,490,101	$(408,561)	$1,542,000	$(228,797)	$6,032,101	$(637,358)

($ in thousands)	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$935,776	$(14,689)	$47,881	$(1,998)	$983,657	$(16,687)
U.S. government agency and U.S. government-sponsored enterprise debt securities	773,647	(18,000)	402,907	(16,710)	1,176,554	(34,710)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,734	(13,589)	257,745	(15,265)	698,479	(28,854)
Residential mortgage-backed securities	2,138,542	(37,691)	330,522	(11,444)	2,469,064	(49,135)
Municipal securities	177,065	(5,682)	17,003	(606)	194,068	(6,288)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	301,925	(4,158)	40,013	(1,319)	341,938	(5,477)
Residential mortgage-backed securities	707,792	(8,966)	6,431	(11)	714,223	(8,977)
Corporate debt securities	183,916	(3,084)	251,494	(13,505)	435,410	(16,589)
Foreign government bonds	27,097	(5)	133,279	(3,476)	160,376	(3,481)
Asset-backed securities	24,885	(301)	—	—	24,885	(301)
CLOs	221,586	(64)	291,712	(2,288)	513,298	(2,352)
Total AFS debt securities	$5,932,965	$(106,229)	$1,778,987	$(66,622)	$7,711,952	$(172,851)

As of June 30, 2022, the Company had a total of 531 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 244 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, and 63 corporate debt securities. In comparison, as of December 31, 2021, the Company had a total of 431 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 180 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 50 U.S. government agency and U.S. government-sponsored agency debt securities, 21 U.S. Treasury securities, and 30 corporate debt securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise mortgage-backed securities, are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The other securities that were in an unrealized loss position as of June 30, 2022 were mainly comprised of the following:

•Non-agency mortgage-backed securities — The market value decline as of June 30, 2022 was primarily due to interest rate movement and spreads widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of June 30, 2022 was primarily due to interest rate movement and spreads widening. Since credit profiles of these securities are strong (rated investment grade by NRSROs) and the contractual payments from these bonds have been and are expected to be received on time, the Company believes that the risk of credit losses on these securities is low.

As of June 30, 2022 and December 31, 2021, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of June 30, 2022 and December 31, 2021 provided against these securities. In addition, there was no provision for credit losses recognized for the three and six months ended June 30, 2022 and 2021. If a credit loss had been identified, the Company would record an impairment through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. Any expected credit loss is recorded through the allowance for credit losses and is deducted from the amortized cost basis. The net amount the Company expects to collect is reflected on the Consolidated Balance Sheet.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of June 30, 2022, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of June 30, 2022. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received. For more information on the Company’s credit loss methodology, refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross realized gains	$28	$632	$1,306	$824
Related tax expense	$8	$187	$386	$244

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of June 30, 2022. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$—	$576,626	$99,694	$—	$676,320
Fair value	—	536,698	87,988	—	624,686
Weighted-average yield (1)	—%	1.28%	0.74%	—%	1.20%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	29,193	125,001	170,269	324,463
Fair value	—	27,700	110,199	147,346	285,245
Weighted-average yield (1)	—%	1.62%	1.16%	2.09%	1.69%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Amortized cost	—	13,289	192,287	2,505,898	2,711,474
Fair value	—	13,205	182,832	2,278,035	2,474,072
Weighted-average yield (1)	—%	3.11%	2.69%	2.11%	2.15%
Municipal securities
Amortized cost	—	39,712	6,498	260,209	306,419
Fair value	—	37,800	5,758	223,175	266,733
Weighted-average yield (1) (2)	—%	2.47%	1.79%	2.23%	2.25%
Non-agency mortgage-backed securities
Amortized cost	10,019	196,136	40,404	1,012,653	1,259,212
Fair value	9,894	189,963	39,224	899,676	1,138,757
Weighted-average yield (1)	4.47%	3.56%	1.19%	2.23%	2.42%
Corporate debt securities
Amortized cost	10,000	—	334,502	329,000	673,502
Fair value	9,847	—	309,395	240,051	559,293
Weighted average yield (1)	3.26%	—%	3.59%	1.98%	2.80%
Foreign government bonds
Amortized cost	108,712	44,406	50,000	50,000	253,118
Fair value	108,660	44,832	50,081	39,424	242,997
Weighted-average yield (1)	1.82%	3.01%	0.55%	1.50%	1.71%
Asset-backed securities:
Amortized cost	—	—	—	69,764	69,764
Fair value	—	—	—	67,350	67,350
Weighted-average yield (1)	—%	—%	—%	2.74%	2.74%
CLOs
Amortized cost	—	—	—	617,250	617,250
Fair value	—	—	—	596,371	596,371
Weighted average yield (1)	—%	—%	—%	2.22%	2.22%
Total AFS debt securities
Amortized cost	$128,731	$899,362	$848,386	$5,015,043	$6,891,522
Fair value	$128,401	$850,198	$785,477	$4,491,428	$6,255,504
Weighted-average yield (1)	2.14%	1.95%	2.39%	2.15%	2.15%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$166,856	$354,496	$—	$521,352
Fair value	—	156,200	330,321	—	486,521
Weighted-average yield (1)	—%	0.90%	1.12%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	213,101	784,268	997,369
Fair value	—	—	193,357	659,721	853,078
Weighted-average yield (1)	—%	—%	2.03%	1.86%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	87,264	1,232,238	1,319,502
Fair value	—	—	78,993	1,081,309	1,160,302
Weighted-average yield (1)	—%	—%	1.60%	1.59%	1.59%
Municipal securities
Amortized cost	—	—	—	190,079	190,079
Fair value	—	—	—	156,648	156,648
Weighted-average yield (1) (2)	—%	—%	—%	1.97%	1.97%
Total HTM debt securities
Amortized cost	$—	$166,856	$654,861	$2,206,585	$3,028,302
Fair value	$—	$156,200	$602,671	$1,897,678	$2,656,549
Weighted-average yield (1)	—%	0.90%	1.48%	1.72%	1.62%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of June 30, 2022 and December 31, 2021, AFS and HTM debt securities with carrying values of $1.29 billion and $803.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$60,712	$60,184
FHLB stock	17,250	17,250
Total restricted equity securities	$77,962	$77,434

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The following table presents the notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of June 30, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after applicable variation margin payments with central clearing organizations have been applied as settlement. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	June 30, 2022				December 31, 2021
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$1,525,000		$586	$96	$275,000		$—	$57
Net investment hedges:
Foreign exchange contracts	84,832		2,765	—	86,531		—	225
Total derivatives designated as hedging instruments	$1,609,832		$3,351	$96	$361,531		$—	$282
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,570,112		$260,740	$359,578	$17,575,420		$240,222	$179,905
Foreign exchange contracts	2,654,194		39,559	29,144	1,874,681		21,033	15,276
Credit contracts	121,784		—	76	72,560		—	141
Equity contracts	—	(1)	359	—	—	(1)	220	—
Commodity contracts	—	(2)	404,275	373,675	—	(2)	222,709	194,567
Total derivatives not designated as hedging instruments	$20,346,090		$704,933	$762,473	$19,522,661		$484,184	$389,889
Gross derivative assets/liabilities			$708,284	$762,569			$484,184	$390,171
Less: Master netting agreements			(126,414)	(126,414)			(58,679)	(58,679)
Less: Cash collateral received/paid			(125,304)	—			(42,274)	(174,048)
Net derivative assets/liabilities			$456,566	$636,155			$383,231	$157,444

(1)The Company held equity contracts in one public company and 13 private companies as of June 30, 2022. In comparison, the Company held equity contracts in one public company and 12 private companies as of December 31, 2021.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 8,211 thousand barrels of crude oil and 83,113 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2022. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,519 thousand barrels of crude oil and 83,274 thousand MMBTUs of natural gas as of December 31, 2021. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — In 2020, the Company entered into $275.0 million in total notional amounts of interest rate swaps that were designated as cash flow hedges to limit the exposure to the variability in interest payments on certain floating rate borrowings. During the six months ended June 30, 2022, the Company entered into $1.00 billion in notional amounts of interest rate swaps and $250.0 million in notional amounts of interest rate collars. These derivative instruments were designated as cash flow hedges to limit the exposure to the variability in interest receipts on certain variable-rate CRE loans. Changes in the fair values of cash flow hedges are recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses on these interest rate contracts are recorded either in the same line item as the interest payments of the hedged long-term borrowings within Interest expense, or in the same line items as the interest receipts of the hedged variable-rate CRE loans within Interest and dividend income in the Consolidated Statements of Income. Considering the interest rates, yield curve and notional amounts as of June 30, 2022, the Company expected to reclassify an estimated $11.3 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2022 and 2021. The after-tax impact of cash flow hedges on AOCI is discussed in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Losses) gains recognized in AOCI:
Interest rate contracts	$(7,837)	$(106)	$(40,446)	$320
Gains (losses) reclassified from AOCI into earnings:
Interest expense	$308	$(201)	$135	$(378)
Interest income	812	—	3,085	—
Total	$1,120	$(201)	$3,220	$(378)

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

The following table presents the after-tax gains (losses) recognized in AOCI on net investment hedges for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gains (losses) recognized in AOCI	$2,319	$(1,643)	$1,200	$(1,543)

Derivatives Not Designated as Hedging Instruments

Interest Rate Contracts — The Company enters into interest rate contracts, which include interest rate swaps and options with its customers to allow the customers to hedge against the risk of rising interest rates on their variable-rate loans. To economically hedge against the interest rate risks in the products offered to its customers, the Company enters into mirrored offsetting interest rate contracts with third-party financial institutions, including central clearing organizations.

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Purchased options	$—	$—	$—	Purchased options	$1,513,842	$20,933	$—
Written options	1,481,552	—	19,760	Written options	32,290	—	1,076
Sold collars and corridors	187,168	9	5,040	Collars and corridors	187,168	5,071	9
Swaps	7,069,901	8,482	326,853	Swaps	7,098,191	226,245	6,840
Total	$8,738,621	$8,491	$351,653	Total	$8,831,491	$252,249	$7,925

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,118,074	$—	$2,148	Purchased options	$1,118,074	$2,159	$—
Sold collars and corridors	194,181	1,272	642	Collars and corridors	194,181	646	1,275
Swaps	7,460,836	211,727	39,650	Swaps	7,490,074	24,418	136,190
Total	$8,773,091	$212,999	$42,440	Total	$8,802,329	$27,223	$137,465

Included in the total notional amount of $8.83 billion of interest rate contracts entered into with financial counterparties as of June 30, 2022, was a notional amount of $2.24 billion of interest rate swaps that cleared through London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair value of $113.2 million and a reduction in liability fair value of $2.2 million as of June 30, 2022. In comparison, included in the total notional amount of $8.80 billion of interest rate contracts entered into with financial counterparties as of December 31, 2021, was a notional amount of $2.79 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in derivative asset fair values of $18.1 million and a reduction in liability fair values of $79.9 million as of December 31, 2021.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments, to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2022 and December 31, 2021.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spots	$954,101	$13,188	$19,119	Forwards and spots	$310,784	$10,139	$2,014
Swaps	175,373	648	864	Swaps	1,163,410	15,061	6,624
Written options	20,000	170	312	Purchased options	20,000	312	170
Collars	5,263	—	41	Collars	5,263	41	—
Total	$1,154,737	$14,006	$20,336	Total	$1,499,457	$25,553	$8,808

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spots	$900,290	$13,688	$9,446	Forwards and spots	$267,689	$1,564	$2,695
Swaps	66,474	1,034	17	Swaps	599,654	4,745	3,116
Written options	20,287	1	—	Purchased options	20,287	1	2
Total	$987,051	$14,723	$9,463	Total	$887,630	$6,310	$5,813

Credit Contracts — The Company may periodically enter into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs. The purchaser of credit protection that enters into an interest rate contract with the borrower, may in turn enter into an RPA with a seller of protection, under which the seller of protection receives a fee to accept a portion of the credit risk. A seller of credit protection is required to make payments to the buyer if a borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and institutional counterparties, which is part of the normal credit review and monitoring process. The majority of the reference entities of the protection sold RPAs were investment grade as of both June 30, 2022 and December 31, 2021. Assuming the underlying borrowers referenced in the interest rate contracts defaulted as of June 30, 2022 and December 31, 2021, the maximum exposure of protection sold RPAs would be $38 thousand and $3.2 million, respectively. As of June 30, 2022 and December 31, 2021, the weighted-average remaining maturities of the outstanding protection sold RPAs were 2.6 years and 3.2 years, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold outstanding as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold	$121,784	$—	$76	$72,560	$—	$141

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life science companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in one public company and 13 private companies as of June 30, 2022, and held warrants in one public company and 12 private companies as of December 31, 2021. The total fair value of the warrants held was $359 thousand and $220 thousand as of June 30, 2022 and December 31, 2021, respectively.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers to allow them to hedge against the risk of energy commodity price fluctuation. To economically hedge against the risk and exposure of commodity price fluctuation in the products offered to its customers, the Company enters into offsetting commodity contracts with third-party financial institutions.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of June 30, 2022 and December 31, 2021:

($ and units in thousands)	June 30, 2022
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	1,205	Barrels	$1,330	$—	Purchased options	1,205	Barrels	$—	$1,154
Collars	3,218	Barrels	70,802	817	Collars	3,223	Barrels	288	65,988
Swaps	3,788	Barrels	105,189	2,658	Swaps	5,935	Barrels	43,075	133,723
Total	8,211		$177,321	$3,475	Total	10,363		$43,363	$200,865

Natural gas:					Natural gas:
Collars	28,206	MMBTUs	29,062	3,815	Collars	30,122	MMBTUs	2,999	28,390
Swaps	54,907	MMBTUs	98,480	6,478	Swaps	91,869	MMBTUs	53,050	130,652
Total	83,113		$127,542	$10,293	Total	121,991		$56,049	$159,042
Total			$304,863	$13,768	Total			$99,412	$359,907

($ and units in thousands)	December 31, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$87	$—	Purchased options	—	Barrels	$—	$81
Collars	2,837	Barrels	33,826	106	Collars	2,888	Barrels	—	33,399
Swaps	4,682	Barrels	71,242	60	Swaps	7,517	Barrels	27,524	82,723
Total	7,519		$105,155	$166	Total	10,405		$27,524	$116,203

Natural gas:					Natural gas:
Collars	24,315	MMBTUs	$10,903	$458	Collars	25,929	MMBTUs	$1,136	$10,936
Swaps	58,959	MMBTUs	49,188	3,775	Swaps	109,567	MMBTUs	28,803	63,029
Total	83,274		$60,091	$4,233	Total	135,496		$29,939	$73,965
Total			$165,246	$4,399	Total			$57,463	$190,168

As of June 30, 2022, the notional amounts that cleared through the Chicago Mercantile Exchange (“CME”) totaled 1,100 thousand barrels of crude oil and 14,625 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $2.1 million and a reduction to the liability fair value of $28.9 million, respectively, as of June 30, 2022. In comparison, the notional amounts that cleared through CME totaled 1,036 thousand barrels of crude oil and 11,490 thousand MMBTUs of natural gas as of December 31, 2021. Applying the variation margin payments as settlement to CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $2.2 million and a reduction to the liability fair value of $25.8 million, respectively, as of December 31, 2021.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income (loss)	$5,984	$(5,338)	$13,569	$8,563
Foreign exchange contracts	Foreign exchange income	(4,557)	11,972	2,765	22,215
Credit contracts	Interest rate contracts and other derivative income (loss)	(9)	150	65	195
Equity contracts	Lending fees	93	74	187	385
Commodity contracts	Interest rate contracts and other derivative income (loss)	344	(188)	295	(19)
Net gains		$1,855	$6,670	$16,881	$31,339

Credit Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that may require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of June 30, 2022, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $31.6 million, in which $28.3 million of collateral was posted to cover these positions. In comparison, as of December 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $66.8 million, in which $66.6 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of June 30, 2022 and December 31, 2021.

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

($ in thousands)	As of June 30, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$708,284	$(126,414)	$(125,304)	$456,566	$—	$456,566
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$762,569	$(126,414)	$—	$636,155	$(118,694)	$517,461

($ in thousands)	As of December 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$484,184	$(58,679)	$(42,274)	$383,231	$—	$383,231
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$390,171	$(58,679)	$(174,048)	$157,444	$(106,598)	$50,846

(1)Includes $1.1 million and $587 thousand of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $517 thousand and $666 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $141.9 million and $47.0 million as of June 30, 2022 and December 31, 2021, respectively. Of the gross cash collateral received, $125.3 million and $42.3 million were used to offset against derivative assets as of June 30, 2022 and December 31, 2021, respectively.
(4)No cash collateral was pledged under master netting arrangements or similar agreements as of June 30, 2022. In comparison, cash collateral pledged under master netting arrangements or similar agreements was $176.5 million as of December 31, 2021, of which $174.0 million were used to offset against derivative liabilities as of December 31, 2021.
(5)Represents the fair value of security collateral received and pledged limited to derivative assets and liabilities that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of noncash collateral on the consolidated balance sheet but requires the disclosure of such amounts.

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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Commercial:
C&I (1)	$15,377,117	$14,150,608
CRE:
CRE	13,566,748	12,155,047
Multifamily residential	4,443,704	3,675,605
Construction and land	515,857	346,486
Total CRE	18,526,309	16,177,138
Total commercial	33,903,426	30,327,746
Consumer:
Residential mortgage:
Single-family residential	10,234,473	9,093,702
HELOCs	2,280,080	2,144,821
Total residential mortgage	12,514,553	11,238,523
Other consumer	84,097	127,512
Total consumer	12,598,650	11,366,035
Total loans held-for-investment (2)	$46,502,076	$41,693,781
Allowance for loan losses	(563,270)	(541,579)
Loans held-for-investment, net (2)	$45,938,806	$41,152,202

(1)Includes Paycheck Protection Program loans of $153.3 million and $534.2 million as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $(56.2) million and $(50.7) million of net deferred loan fees and net unamortized premiums as of June 30, 2022 and December 31, 2021, respectively.

Loans held-for-investment accrued interest receivable was $132.3 million and $107.4 million as of June 30, 2022 and December 31, 2021, respectively, and is included in Other assets on the Consolidated Balance Sheet. Interest income reversed for the three and six months ended June 30, 2022 and 2021 was insignificant. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $26.78 billion and $27.67 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of June 30, 2022 and December 31, 2021.

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

The following tables summarize the Company’s loans held-for-investment by loan portfolio segments, internal risk ratings and vintage year as of June 30, 2022 and December 31, 2021. The vintage year is the year of origination, renewal or major modification.

($ in thousands)	June 30, 2022
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total

	2022	2021	2020	2019	2018	Prior
Commercial:
C&I:
Pass	$1,632,575	$2,948,526	$769,887	$524,311	$170,119	$270,405	$8,656,225	$28,475	$15,000,523
Criticized (accrual)	64,608	43,748	50,746	32,574	24,206	19,222	101,437	—	336,541
Criticized (nonaccrual)	3,242	4,129	15,356	—	5,630	11,660	36	—	40,053
Total C&I	1,700,425	2,996,403	835,989	556,885	199,955	301,287	8,757,698	28,475	15,377,117
CRE:
Pass	2,638,027	2,565,665	1,815,298	1,907,721	1,598,242	2,358,965	150,983	14,498	13,049,399
Criticized (accrual)	5,023	109,974	69,751	99,541	101,188	102,333	1,455	16,808	506,073
Criticized (nonaccrual)	—	4,201	—	—	—	7,075	—	—	11,276
Subtotal CRE	2,643,050	2,679,840	1,885,049	2,007,262	1,699,430	2,468,373	152,438	31,306	13,566,748
Multifamily residential:
Pass	1,091,403	967,791	687,577	591,961	371,378	661,082	13,301	—	4,384,493
Criticized (accrual)	—	—		714	20,454	36,577	—	—	57,745
Criticized (nonaccrual)	—	—	—	—	—	1,466	—	—	1,466
Subtotal multifamily residential	1,091,403	967,791	687,577	592,675	391,832	699,125	13,301	—	4,443,704
Construction and land:
Pass	94,071	232,421	98,608	60,928	3,332	236	—	—	489,596
Criticized (accrual)	—		4,405	—	21,856	—	—	—	26,261
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	94,071	232,421	103,013	60,928	25,188	236	—	—	515,857
Total CRE	3,828,524	3,880,052	2,675,639	2,660,865	2,116,450	3,167,734	165,739	31,306	18,526,309
Total commercial	5,528,949	6,876,455	3,511,628	3,217,750	2,316,405	3,469,021	8,923,437	59,781	33,903,426
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	1,983,527	2,565,374	1,903,821	1,194,265	898,768	1,655,824	—	—	10,201,579
Criticized (accrual)	—	—	2,146	1,087	2,159	1,301	—	—	6,693
Criticized (nonaccrual) (1)	—	—	753	2,778	8,504	14,166	—	—	26,201
Total single-family residential mortgage	1,983,527	2,565,374	1,906,720	1,198,130	909,431	1,671,291	—	—	10,234,473
HELOCs:
Pass	929	6,114	6,859	1,253	2,088	13,340	2,081,521	157,658	2,269,762
Criticized (accrual)	—	—	—	—	—		2	613	615
Criticized (nonaccrual)	—	1,008	815	220	463	1,640	1,692	3,865	9,703
Total HELOCs	929	7,122	7,674	1,473	2,551	14,980	2,083,215	162,136	2,280,080
Total residential mortgage	1,984,456	2,572,496	1,914,394	1,199,603	911,982	1,686,271	2,083,215	162,136	12,514,553
Other consumer:
Pass	1,211	13,072	5,258	—	—	15,173	49,369	—	84,083
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	11	—	11
Total other consumer	1,214	13,072	5,258	—	—	15,173	49,380	—	84,097
Total consumer	1,985,670	2,585,568	1,919,652	1,199,603	911,982	1,701,444	2,132,595	162,136	12,598,650
Total by Risk Rating:
Pass	7,441,743	9,298,963	5,287,308	4,280,439	3,043,927	4,975,025	10,951,399	200,631	45,479,435
Criticized (accrual)	69,634	153,722	127,048	133,916	169,863	159,433	102,894	17,421	933,931
Criticized (nonaccrual)	3,242	9,338	16,924	2,998	14,597	36,007	1,739	3,865	88,710
Total	$7,514,619	$9,462,023	$5,431,280	$4,417,353	$3,228,387	$5,170,465	$11,056,032	$221,917	$46,502,076

($ in thousands)	December 31, 2021
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total

	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,911,722	$1,133,085	$629,007	$187,195	$132,392	$225,326	$7,383,485	$28,842	$13,631,054
Criticized (accrual)	85,036	117,357	72,277	51,553	15,136	4,005	115,167	—	460,531
Criticized (nonaccrual)	29,456	2,792	513	517	9,301	16,444	—	—	59,023
Total C&I	4,026,214	1,253,234	701,797	239,265	156,829	245,775	7,498,652	28,842	14,150,608
CRE:
Pass	2,792,193	2,090,503	2,230,520	1,863,481	1,120,682	1,727,862	128,668	6,389	11,960,298
Criticized (accrual)	71,055	3,200	9,176	21,077	24,851	55,892	—	—	185,251
Criticized (nonaccrual)	4,350	—	—	—	4,752	396	—	—	9,498
Subtotal CRE	2,867,598	2,093,703	2,239,696	1,884,558	1,150,285	1,784,150	128,668	6,389	12,155,047
Multifamily residential:
Pass	1,026,295	726,772	688,453	419,319	308,087	424,947	20,524	—	3,614,397
Criticized (accrual)	—	—	721	22,344	7,033	30,666	—	—	60,764
Criticized (nonaccrual)	—	—	—	—	—	444	—	—	444
Subtotal multifamily residential	1,026,295	726,772	689,174	441,663	315,120	456,057	20,524	—	3,675,605
Construction and land:
Pass	122,983	103,743	90,544	3,412	—	391	—	—	321,073
Criticized (accrual)	3,355	—	—	22,058	—	—	—	—	25,413
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	126,338	103,743	90,544	25,470	—	391	—	—	346,486
Total CRE	4,020,231	2,924,218	3,019,414	2,351,691	1,465,405	2,240,598	149,192	6,389	16,177,138
Total commercial	8,046,445	4,177,452	3,721,211	2,590,956	1,622,234	2,486,373	7,647,844	35,231	30,327,746
Consumer:
Residential mortgage:
Single-family residential:
Pass (1)	2,616,958	2,108,370	1,375,929	1,079,030	763,351	1,127,516	—	—	9,071,154
Criticized (accrual)	—	—	458	2,813	1,899	3,212	—	—	8,382
Criticized (nonaccrual) (1)	—	—	1,751	3,889	4,295	4,231	—	—	14,166
Total single-family residential mortgage	2,616,958	2,108,370	1,378,138	1,085,732	769,545	1,134,959	—	—	9,093,702
HELOCs:
Pass	648	3,277	4,644	1,347	3,268	11,215	1,913,478	197,414	2,135,291
Criticized (accrual)	—	—	—	—	—	371	7	708	1,086
Criticized (nonaccrual)	—	—	52	188	3,543	973	—	3,688	8,444
Total HELOCs	648	3,277	4,696	1,535	6,811	12,559	1,913,485	201,810	2,144,821
Total residential mortgage	2,617,606	2,111,647	1,382,834	1,087,267	776,356	1,147,518	1,913,485	201,810	11,238,523
Other consumer:
Pass	16,831	5,258	—	—	1,741	52,147	51,481	—	127,458
Criticized (accrual)	2	—	—	—	—	—	—	—	2
Criticized (nonaccrual)	—	—	—	—	—	—	52	—	52
Total other consumer	16,833	5,258	—	—	1,741	52,147	51,533	—	127,512
Total consumer	2,634,439	2,116,905	1,382,834	1,087,267	778,097	1,199,665	1,965,018	201,810	11,366,035
Total by Risk Rating:
Pass	10,487,630	6,171,008	5,019,097	3,553,784	2,329,521	3,569,404	9,497,636	232,645	40,860,725
Criticized (accrual)	159,448	120,557	82,632	119,845	48,919	94,146	115,174	708	741,429
Criticized (nonaccrual)	33,806	2,792	2,316	4,594	21,891	22,488	52	3,688	91,627
Total	$10,680,884	$6,294,357	$5,104,045	$3,678,223	$2,400,331	$3,686,038	$9,612,862	$237,041	$41,693,781

(1)As of June 30, 2022 and December 31, 2021, $1.2 million and $1.6 million, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Revolving loans that are converted to term loans presented in the tables above are excluded from the term loans by vintage year columns. During the three and six months ended June 30, 2022, there were no conversions of HELOC revolving loans to term loans. Two CRE revolving loans of $26.4 million were converted to term loans during the three and six months ended June 30, 2022. In comparison, HELOC revolving loans of $20.9 million and $57.6 million were converted to term loans during the three and six months ended June 30, 2021, respectively. There were no conversions of CRE revolving loans to term loans during the three months ended June 30, 2021. Two CRE revolving loans of $5.0 million were converted to term loans during the six months ended June 30, 2021.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,326,934	$10,097	$33	$10,130	$40,053	$15,377,117
CRE:
CRE	13,554,820	451	201	652	11,276	13,566,748
Multifamily residential	4,441,408	830	—	830	1,466	4,443,704
Construction and land	515,857	—	—	—	—	515,857
Total CRE	18,512,085	1,281	201	1,482	12,742	18,526,309
Total commercial	33,839,019	11,378	234	11,612	52,795	33,903,426
Consumer:
Residential mortgage:
Single-family residential	10,186,333	13,718	6,996	20,714	27,426	10,234,473
HELOCs	2,263,510	6,254	613	6,867	9,703	2,280,080
Total residential mortgage	12,449,843	19,972	7,609	27,581	37,129	12,514,553
Other consumer	83,988	92	6	98	11	84,097
Total consumer	12,533,831	20,064	7,615	27,679	37,140	12,598,650
Total	$46,372,850	$31,442	$7,849	$39,291	$89,935	$46,502,076

($ in thousands)	December 31, 2021
	Current Accruing Loans (1)	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,080,516	$6,983	$4,086	$11,069	$59,023	$14,150,608
CRE:
CRE	12,141,827	3,722	—	3,722	9,498	12,155,047
Multifamily residential	3,669,819	5,320	22	5,342	444	3,675,605
Construction and land	346,486	—	—	—	—	346,486
Total CRE	16,158,132	9,042	22	9,064	9,942	16,177,138
Total commercial	30,238,648	16,025	4,108	20,133	68,965	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,059,222	10,191	8,569	18,760	15,720	9,093,702
HELOCs	2,130,523	4,776	1,078	5,854	8,444	2,144,821
Total residential mortgage	11,189,745	14,967	9,647	24,614	24,164	11,238,523
Other consumer	127,352	99	9	108	52	127,512
Total consumer	11,317,097	15,066	9,656	24,722	24,216	11,366,035
Total	$41,555,745	$31,091	$13,764	$44,855	$93,181	$41,693,781

(1)As of both June 30, 2022 and December 31, 2021, loans in payment deferral programs offered in response to the Coronavirus Disease 2019 (“COVID-19”) pandemic that are performing according to their modified terms are generally not considered delinquent, and are included in the “Current Accruing Loans” column.

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both June 30, 2022 and December 31, 2021. Nonaccrual loans may not have an allowance for credit losses since there is no loss expectation when the loan balances are well-secured by the collateral value.

($ in thousands)	June 30, 2022	December 31, 2021
Commercial:
C&I	$18,251	$22,967
CRE	10,956	9,102
Multifamily residential	1,055	—
Total commercial	30,262	32,069
Consumer:
Single-family residential	12,952	5,785
HELOCs	5,351	5,033
Total consumer	18,303	10,818
Total nonaccrual loans with no related allowance for loan losses	$48,565	$42,887

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had no foreclosed assets as of June 30, 2022, compared with $10.3 million as of December 31, 2021. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in the process of active or suspended foreclosure was $12.9 million and $7.3 million as of June 30, 2022 and December 31, 2021, respectively.

As part of our actions to support customers during the COVID-19 pandemic, the Company temporarily suspended certain mortgage foreclosure activities through December 31, 2021. Beginning January 1, 2022, the Company resumed these mortgage foreclosure activities. The Company continues to take proactive measures to prevent avoidable foreclosures.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The COVID-related modifications that occurred between March 2020 and January 1, 2022, were generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. See Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional information.

The following tables present the additions to TDRs for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended June 30,
	2022				2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	2	$12,955	$12,245	$2,111	4	$20,375	$20,084	$2,162
Total	2	$12,955	$12,245	$2,111	4	$20,375	$20,084	$2,162

($ in thousands)	Loans Modified as TDRs During the Six Months Ended June 30,
	2022				2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	3	$30,134	$21,428	$10,157	5	$20,818	$20,499	$2,318
Total	3	$30,134	$21,428	$10,157	5	$20,818	$20,499	$2,318

(1)Includes subsequent payments after modification and reflects the balance as of June 30, 2022 and 2021.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances by the primary modification type for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Modification Type During the Three Months Ended June 30,
	2022				2021
	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$—	$—	$12,245	$12,245	$3,373	$16,711	$—	$20,084
Total	$—	$—	$12,245	$12,245	$3,373	$16,711	$—	$20,084

($ in thousands)	Modification Type During the Six Months Ended June 30,
	2022				2021
	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$9,183	$—	$12,245	$21,428	$3,788	$16,711	$—	$20,499
Total	$9,183	$—	$12,245	$21,428	$3,788	$16,711	$—	$20,499

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes increase in new commitment.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following tables present information on loans that entered into default during the three and six months ended June 30, 2022 and 2021, that were modified as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended June 30,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$1,055	—	$—
Total	1	$1,055	—	$—

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Six Months Ended June 30,
	2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	2	$4,305	1	$11,431
Total	2	$4,305	1	$11,431

As of June 30, 2022 and December 31, 2021, the remaining commitments to lend to borrowers whose terms of their outstanding owed balances were modified as TDRs were $1.9 million and $5.0 million, respectively.

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

During the third quarter of 2021, the reasonable and supportable forecast period, key credit risk characteristics and macroeconomic variables to estimate the expected credit losses of the C&I segment were modified due to model enhancement. There were no changes to the overall model methodology. For the three and six months ended June 30, 2022, there were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method.

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

(1)Due to the model enhancements during the third quarter of 2021, the risk characteristic related to “time-to-maturity” was changed to “age”; while macroeconomic variables related to “unemployment rate and two- and ten-year U.S. Treasury spread” were changed to “VIX and BBB Spread”.
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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2022, collateral-dependent commercial and consumer loans totaled $38.9 million and $19.0 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $37.0 million and $14.0 million, respectively, as of December 31, 2021. The Company's commercial collateral-dependent loans were secured by real estate, and its consumer collateral-dependent loans were all residential mortgage loans, secured by the underlying real estate. As of both June 30, 2022 and December 31, 2021, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activities in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2022 and 2021:

($ in thousands)		Three Months Ended June 30, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$339,446	$147,104	$24,176	$11,016	$18,210	$3,748	$1,985	$545,685
Provision for (reversal of) credit losses on loans	(a)	19,030	(6,819)	1,976	(4,338)	3,461	(339)	(502)	12,469
Gross charge-offs		(240)	(671)	(8)	—	—	(193)	(34)	(1,146)
Gross recoveries		6,514	631	408	4	169	4	—	7,730
Total net recoveries (charge-offs)		6,274	(40)	400	4	169	(189)	(34)	6,584
Foreign currency translation adjustment		(1,468)	—	—	—	—	—	—	(1,468)
Allowance for loan losses, end of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270

($ in thousands)		Three Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$394,084	$146,399	$27,407	$19,089	$15,839	$2,670	$2,018	$607,506
(Reversal of) provision for credit losses on loans	(a)	(22,605)	19,375	(5,385)	(3,243)	609	250	2,209	(8,790)
Gross charge-offs		(10,572)	(4,134)	(113)	(209)	—	—	(32)	(15,060)
Gross recoveries		1,338	322	16	6	82	18	3	1,785
Total net (charge-offs) recoveries		(9,234)	(3,812)	(97)	(203)	82	18	(29)	(13,275)
Foreign currency translation adjustment		283	—	—	—	—	—	—	283
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

($ in thousands)		Six Months Ended June 30, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	28,292	(10,312)	11,633	(8,844)	4,387	(40)	(395)	24,721
Gross charge-offs		(11,428)	(1,069)	(9)	—	—	(193)	(80)	(12,779)
Gross recoveries		9,516	686	528	58	293	18	—	11,099
Total net (charge-offs) recoveries		(1,912)	(383)	519	58	293	(175)	(80)	(1,680)
Foreign currency translation adjustment		(1,350)	—	—	—	—	—	—	(1,350)
Allowance for loan losses, end of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270

($ in thousands)		Six Months Ended June 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(18,763)	9,098	(6,776)	5,349	985	272	2,096	(7,739)
Gross charge-offs		(19,008)	(11,329)	(130)	(280)	(134)	(45)	(33)	(30,959)
Gross recoveries		2,098	402	1,258	335	159	21	5	4,278
Total net (charge-offs) recoveries		(16,910)	(10,927)	1,128	55	25	(24)	(28)	(26,681)
Foreign currency translation adjustment		161	—	—	—	—	—	—	161
Allowance for loan losses, end of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2022 and 2021:

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$23,262	$32,529	$27,514	$33,577
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,031	(6,210)	(3,221)	(7,261)
Foreign currency translation adjustment		11	(19)	11	(16)
Allowance for unfunded credit commitments, end of period		24,304	26,300	24,304	26,300
Provision for (reversal of) credit losses	(a) + (b)	$13,500	$(15,000)	$21,500	$(15,000)

The allowance for credit losses was $587.6 million as of June 30, 2022, an increase of $18.5 million, compared with $569.1 million as of December 31, 2021. The increase in the allowance for credit losses was primarily due to an increase in provision for credit losses, driven by loan growth across the segments and a weakening economic outlook, partially offset by lower net charge-offs in 2022 year-to-date.

Loans Held-for-Sale

Loans held-for-sale consisted of $28.5 million C&I loans and $635 thousand single-family residential loans as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional details.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loans with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates and sells loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30, 2022
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$208,335	$9,854	$—	$—	$218,189
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$631	$631
Sales (2)(3)(4)	$180,029	$9,854	$—	$—	$189,883
Purchases (5)	$194,066	$—	$—	$122,723	$316,789

($ in thousands)	Three Months Ended June 30, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$84,745	$17,019	$—	$—	$101,764
Sales (2)(3)(4)	$84,503	$17,019	$—	$2,658	$104,180
Purchases (5)	$66,415	$—	$—	$165,163	$231,578

($ in thousands)	Six Months Ended June 30, 2022
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$319,772	$31,634	$—	$—	$351,406
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$631	$631
Sales (2)(3)(4)	$287,503	$31,634	$—	$451	$319,588
Purchases (5)	$304,662	$—	$—	$237,098	$541,760

($ in thousands)	Six Months Ended June 30, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$210,585	$37,051	$—	$—	$247,636
Sales (2)(3)(4)	$210,382	$37,051	$—	$10,164	$257,597
Purchases (5)	$245,093	$—	$370	$296,963	$542,426

(1)Includes write-downs of $158 thousand and $217 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and six months ended June 30, 2022 and $1.3 million for the three and six months ended June 30, 2021.
(2)Includes originated loans sold of $55.4 million and $167.7 million for the three and six months ended June 30, 2022, respectively, and $67.6 million and $198.6 million for the three and six months ended June 30, 2021, respectively. Originated loans sold consisted primarily of C&I loans for each of the three and six months ended June 30, 2022 and 2021.
(3)Includes $134.5 million and $151.9 million of purchased loans sold in the secondary market for the three and six months ended June 30, 2022, respectively and $36.6 million and $59.0 million for the three and six months ended June 30, 2021, respectively.
(4)Net gains on sales of loans were $917 thousand and $3.8 million for the three and six months ended June 30, 2022, respectively, and $1.5 million and $3.3 million for the three and six months ended June 30, 2021, respectively.
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

The following table presents the Company’s investments in qualified affordable housing partnerships, net, and related unfunded commitments as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Investments in qualified affordable housing partnerships, net	$319,484	$289,741
Accrued expenses and other liabilities — Unfunded commitments	$178,714	$146,152

The following table presents additional information related to the Company’s investments in qualified affordable housing partnerships, net, for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Tax credits and other tax benefits recognized	$12,754	$11,319	$25,584	$22,722
Amortization expense included in income tax expense	$10,042	$7,736	$20,067	$16,448

Investments in Tax Credit and Other Investments, Net

Depending on the Company’s ownership percentage in investments in tax credit and other investments, the Company applies the equity or fair value method of accounting, or the measurement alternative as elected under ASU 2016-01 for equity investments without readily determinable fair values.

The following table presents the Company’s investments in tax credit and other investments, net, and related unfunded commitments as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
Investments in tax credit and other investments, net	$314,820	$338,522
Accrued expenses and other liabilities — Unfunded commitments	$144,272	$163,464

Amortization of tax credit and other investments totaled $15.0 million and $28.9 million, for the three and six months ended June 30, 2022, respectively, as compared with $27.3 million and $52.6 million, for the same periods in 2021, respectively.

For CRA investment purposes, the Company held equity securities that are mutual funds with readily determinable fair values of $24.8 million and $26.6 million, as of June 30, 2022 and December 31, 2021, respectively. These equity securities were measured at fair value with changes in fair value recorded in Other investment income on the Consolidated Statement of Income. The Company recorded unrealized losses of $783 thousand and unrealized gains of $69 thousand on these equity securities for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded unrealized losses of $1.9 million and $428 thousand, respectively. Equity securities with readily determinable fair values were included in Investments in tax credit and other investments, net on the Consolidated Balance Sheet.

The Company held equity securities without readily determinable fair values totaling $35.0 million and $33.1 million as of June 30, 2022 and December 31, 2021, respectively, which were measured using the measurement alternative at cost less impairment and adjusted for observable price changes. For the three and six months ended June 30, 2022 and 2021, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in qualified affordable housing partnerships, tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

Tax credit investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments. For the three and six months ended June 30, 2022, the Company recorded no impairment recoveries and no OTTI charges. In comparison, the Company recorded impairment recoveries of $877 thousand related to two energy tax credit investments and no OTTI charges for the three months ended June 30, 2021. For the six months ended June 30, 2021, the Company recorded $1.3 million of impairment recoveries related to one historic tax credit and two energy tax credits and no OTTI charges.

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

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top three investment grade-rated tranches issued by the CLO, for which the total carrying amount was $284.0 million and $291.7 million as of June 30, 2022 and December 31, 2021, respectively.

Note 9 — Goodwill

Total goodwill was $465.7 million as of both June 30, 2022 and December 31, 2021. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment testing as of December 31, 2021, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of June 30, 2022, the Company reviewed recent market movements, as well as its business performance and market capitalization, and concluded that goodwill was not impaired.

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of doing business, the Company provides customers loan commitments on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses from these transactions, commitments to extend credit are included in determining the appropriate level of allowance for unfunded credit commitments, and outstanding commercial letters of credit and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of June 30, 2022 and December 31, 2021:

	June 30, 2022					December 31, 2021
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,642,119	$2,880,229	$963,277	$139,623	$7,625,248	$6,911,398
Commercial letters of credit and SBLCs	1,080,377	342,243	111,182	732,561	2,266,363	2,221,699
Total	$4,722,496	$3,222,472	$1,074,459	$872,184	$9,891,611	$9,133,097

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2022, total letters of credit of $2.27 billion consisted of SBLCs of $2.23 billion and commercial letters of credit of $33.6 million. As of December 31, 2021, total letters of credit of $2.22 billion consisted of SBLCs of $2.14 billion and commercial letters of credit of $78.9 million. As of both June 30, 2022 and December 31, 2021, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $24.3 million and $27.5 million as of June 30, 2022 and December 31, 2021, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of June 30, 2022 and December 31, 2021:

($ in thousands)	Maximum Potential Future Payments						Carrying Value
	June 30, 2022					December 31, 2021	June 30, 2022	December 31, 2021
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$12	$174	$32	$6,897	$7,115	$7,926	$7,115	$7,926
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	22,089	23,169
Total	$12	$174	$32	$21,893	$22,111	$22,922	$29,204	$31,095

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $37 thousand and $29 thousand as of June 30, 2022 and December 31, 2021, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of June 30, 2022 and December 31, 2021, these commitments were $323.0 million and $309.6 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding awards other than RSUs as of both June 30, 2022 and December 31, 2021.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock compensation costs	$8,576	$8,208	$17,009	$16,025
Related net tax benefits for stock compensation plans	$109	$37	$5,268	$1,657

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

During the six months ended June 30, 2022, the Company modified 31,523 time-based RSUs held by 119 foreign employees from vesting in cash to vesting in shares without changing any of the other terms. There was no incremental compensation expense recognized as a result of the modification for the three and six months ended June 30, 2022.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the six months ended June 30, 2022. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2022	1,329,946	$52.65	369,731	$54.28
Modified from cash-settled RSUs	31,523	77.28	—	—
Granted	409,065	52.97	91,874	77.91
Vested	(370,018)	53.11	(125,213)	54.64
Forfeited	(68,084)	61.50	—	—
Outstanding, June 30, 2022	1,332,432	$52.76	336,392	$60.60

The following table presents a summary of the activities for the Company’s time-based RSUs that are cash-settled for the six months ended June 30, 2022. During the six months ended June 30, 2022, the amount of cash paid to settle the RSUs that vested was $318 thousand.

Shares
Outstanding, January 1, 2022	32,647
Modified to share-settled RSUs	(31,523)
Granted	2,668
Vested	(3,471)
Forfeited	(321)
Outstanding, June 30, 2022	—

As of June 30, 2022, there were $38.1 million and $20.3 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. Both of these costs are expected to be recognized over a weighted-average period of 2.13 years and 2.11 years, respectively.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2022 and 2021. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic:
Net income	$258,329	$224,742	$495,981	$429,736
Weighted-average number of shares outstanding	141,429	141,868	141,725	141,758
Basic EPS	$1.83	$1.58	$3.50	$3.03
Diluted:
Net income	$258,329	$224,742	$495,981	$429,736
Weighted-average number of shares outstanding	141,429	141,868	141,725	141,758
Add: Dilutive impact of unvested RSUs	943	1,172	1,113	1,205
Diluted weighted-average number of shares outstanding	142,372	143,040	142,838	142,963
Diluted EPS	$1.81	$1.57	$3.47	$3.01

For the three and six months ended June 30, 2022, approximately 381 thousand and 70 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computations. In comparison, two thousand and four thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and six months ended June 30, 2021, respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. During the three and six months ended June 30, 2022, the Company repurchased 1,385,517 shares at an average price of $72.17 per share at a total cost of $100.0 million.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, April 1, 2021	$(81,201)		$(798)	$(8,041)	$(90,040)
Net unrealized gains (losses) arising during the period	73,494		(76)	2,234	75,652
Amounts reclassified from AOCI	(445)		144	—	(301)
Changes, net of tax	73,049		68	2,234	75,351
Balance, June 30, 2021	$(8,152)		$(730)	$(5,807)	$(14,689)
Balance, April 1, 2022	$(365,653)	(2)	$(24,466)	$(4,806)	$(394,925)
Net unrealized losses arising during the period	(192,858)		(5,582)	(10,215)	(208,655)
Amounts reclassified from AOCI	3,730		(798)	—	2,932
Changes, net of tax	(189,128)		(6,380)	(10,215)	(205,723)
Balance, June 30, 2022	$(554,781)		$(30,846)	$(15,021)	$(600,648)

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2021	$52,247		$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(59,819)		229	885	(58,705)
Amounts reclassified from AOCI	(580)		271	—	(309)
Changes, net of tax	(60,399)		500	885	(59,014)
Balance, June 30, 2021	$(8,152)		$(730)	$(5,807)	$(14,689)
Balance, January 1, 2022	$(85,703)		$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(474,219)		(28,809)	(10,086)	(513,114)
Amounts reclassified from AOCI	5,141		(2,294)	—	2,847
Changes, net of tax	(469,078)		(31,103)	(10,086)	(510,267)
Balance, June 30, 2022	$(554,781)	(2)	$(30,846)	$(15,021)	$(600,648)

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

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Three Months Ended June 30,
	2022			2021
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(273,840)	$80,982	$(192,858)	$104,283	$(30,789)	$73,494
Reclassification adjustments:
Net realized (gains) reclassified into net income (1)	(28)	8	(20)	(632)	187	(445)
Amortization of unrealized losses on transferred securities (2)	5,324	(1,574)	3,750	—	—	—
Net change	(268,544)	79,416	(189,128)	103,651	(30,602)	73,049
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(7,837)	2,255	(5,582)	(106)	30	(76)
Net realized (gains) losses reclassified into net income (3)	(1,120)	322	(798)	201	(57)	144
Net change	(8,957)	2,577	(6,380)	95	(27)	68
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(9,278)	(937)	(10,215)	1,584	650	2,234
Net change	(9,278)	(937)	(10,215)	1,584	650	2,234
Other comprehensive (loss) income	$(286,779)	$81,056	$(205,723)	$105,330	$(29,979)	$75,351

($ in thousands)	Six Months Ended June 30,
	2022			2021
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses arising during the period	$(673,302)	$199,083	$(474,219)	$(84,993)	$25,174	$(59,819)
Reclassification adjustments:
Net realized (gains) reclassified into net income (1)	(1,306)	386	(920)	(824)	244	(580)
Amortization of unrealized losses on transferred securities (2)	8,605	(2,544)	6,061	—	—	—
Net change	(666,003)	196,925	(469,078)	(85,817)	25,418	(60,399)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(40,446)	11,637	(28,809)	320	(91)	229
Net realized (gains) losses reclassified into net income (3)	(3,220)	926	(2,294)	378	(107)	271
Net change	(43,666)	12,563	(31,103)	698	(198)	500
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(9,600)	(486)	(10,086)	275	610	885
Net change	(9,600)	(486)	(10,086)	275	610	885
Other comprehensive loss	$(719,269)	$209,002	$(510,267)	$(84,844)	$25,830	$(59,014)

(1)For the three and six months ended June 30, 2022 and 2021, pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio.
(3)For the three and six months ended June 30, 2022 and 2021, pre-tax amounts were reported in Interest expense on the Consolidated Statement of Income.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2022 and 2021:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2022
Net interest income (loss) before provision for credit losses	$284,373	$230,964	$(42,385)	$472,952
Provision for credit losses	2,898	10,602	—	13,500
Noninterest income	28,384	48,032	2,028	78,444
Noninterest expense	94,295	81,023	21,542	196,860
Segment income (loss) before income taxes	215,564	187,371	(61,899)	341,036
Segment net income (loss)	$153,549	$133,861	$(29,081)	$258,329
As of June 30, 2022
Segment assets	$16,472,373	$32,256,044	$13,665,866	$62,394,283

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2021
Net interest income before provision for (reversal of) credit losses	$173,775	$192,696	$10,002	$376,473
Provision for (reversal of) credit losses	2,358	(17,358)	—	(15,000)
Noninterest income (1)	24,332	32,674	11,425	68,431
Noninterest expense	87,650	64,164	37,709	189,523
Segment income (loss) before income taxes (1)	108,099	178,564	(16,282)	270,381
Segment net income (1)	$77,429	$127,873	$19,440	$224,742
As of June 30, 2021
Segment assets	$14,594,087	$27,354,253	$17,906,536	$59,854,876

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2022
Net interest income (loss) before provision for credit losses	$497,587	$439,041	$(48,063)	$888,565
Provision for credit losses	6,002	15,498	—	21,500
Noninterest income	53,583	97,109	7,495	158,187
Noninterest expense	190,390	154,418	41,502	386,310
Segment income (loss) before income taxes	354,778	366,234	(82,070)	638,942
Segment net income (loss)	$252,713	$261,368	$(18,100)	$495,981
As of June 30, 2022
Segment assets	$16,472,373	$32,256,044	$13,665,866	$62,394,283

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2021
Net interest income before reversal of credit losses	$323,674	$369,788	$36,706	$730,168
Reversal of credit losses	(1,891)	(13,109)	—	(15,000)
Noninterest income (1)	47,774	80,070	13,453	141,297
Noninterest expense	176,936	133,421	70,243	380,600
Segment income (loss) before income taxes (1)	196,403	329,546	(20,084)	505,865
Segment net income (1)	$140,680	$236,080	$52,976	$429,736
As of June 30, 2021
Segment assets	$14,594,087	$27,354,253	$17,906,536	$59,854,876

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the second quarter and first half of 2021 have been reclassified to reflect these allocation changes for comparability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (“this Form 10-Q”) contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts, and that are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. These statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business and usually can be identified by the use of forward-looking language, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends to,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

There are a number of important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:

•changes in the global economy, including an economic slowdown, market or supply chain disruption, level of inflation, interest rate environment, housing prices, employment levels, rate of growth and general business conditions;
•the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit;
•changes in local, regional and global business, economic and political conditions and geopolitical events;
•the economic, financial, reputational and other impacts of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic, including variants, thereof and any other pandemic, epidemic or health-related crisis, as well as a deterioration of asset quality and an increase in credit losses due to the COVID-19 pandemic;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, and the California Department of Financial Protection and Innovation - Division of Financial Institutions;
•changes and effects thereof in trade, monetary and fiscal policies and laws, including the ongoing economic and political disputes between the U.S. and the People’s Republic of China and the monetary policies of the Federal Reserve;
•changes in the commercial and consumer real estate markets;
•changes in consumer or commercial spending, savings and borrowing habits, and patterns and behaviors;
•fluctuations in the Company’s stock price;
•the impact from potential changes to income tax laws and regulations, federal spending and economic stimulus programs;
•the Company’s ability to compete effectively against financial institutions in its banking markets and other entities, including as a result of emerging technologies;
•the soundness of other financial institutions;
•the success and timing of the Company’s business strategies;
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
•the impact of the benchmark interest rate reform in the U.S. including the transition away from the U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) to alternative reference rates;

•the impact of communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third party vendors with which the Company does business, including as a result of cyber-attacks; and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused, and materially impact the Company’s ability to provide services to its clients;
•the adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;
•the impact of adverse changes to the Company’s credit ratings from major credit rating agencies;
•impact of adverse judgments or settlements in litigation;
•the impact on the Company’s operations due to political developments, pandemics, wars, civil unrest, terrorism or other hostilities that may disrupt or increase volatility in securities or otherwise affect business and economic conditions;
•heightened regulatory and governmental oversight and scrutiny of the Company’s business practices, including dealings with consumers;
•the impact of reputational risk from negative publicity, fines, penalties and other negative consequences from regulatory violations, legal actions and the Company’s interactions with business partners, counterparties, service providers and other third parties;
•the impact of regulatory investigations and enforcement actions;
•changes in accounting standards as may be required by the Financial Accounting Standards Board or other regulatory agencies and their impact on critical accounting policies and assumptions;
•the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;
•the impact on the Company’s liquidity due to changes in the Company’s ability to receive dividends from its subsidiaries;
•any future strategic acquisitions or divestitures;
•changes in the equity and debt securities markets;
•fluctuations in foreign currency exchange rates;
•the impact of increased focus on social, environmental and sustainability matters, which may affect the Company’s operations as well as those of its customers and the economy more broadly;
•significant turbulence or disruption in the capital or financial markets, which could result in, among other things, reduced investor demand for loans, a reduction in the availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses on securities held in the Company’s debt securities and equity securities portfolio; and
•the impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts and earthquakes, all of which are particularly common in California, or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022 (the “Company’s 2021 Form 10-K”) under the heading Item 1A. Risk Factors and the information set forth under Item 1A. Risk Factors in this Form 10-Q. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of the Company and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s 2021 Form 10-K.

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking, and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on promoting customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. As of June 30, 2022, the Company had $62.39 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2021 Form 10-K.
Developments

The COVID-19 Pandemic

The COVID-19 pandemic created a historic public health crisis and caused unprecedented disruptions to global economies. Although U.S. economic conditions have continued to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine rates have increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including inflationary concerns, and global supply chain disruption. As a result, it is difficult to predict and quantify all the specific impacts, and the extent to which the COVID-19 pandemic may negatively affect our business, financial condition, results of operations, regulatory capital, and liquidity ratios. The Company has been, and may continue to be, impacted by the COVID-19 pandemic. Despite this, the Company has continued to focus on serving its customers and communities and maintaining the well-being of its employees. The Company continues to monitor the external environment and make changes to its safety protocols as appropriate.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Overview in the Company’s 2021 Form 10-K and Item 2. MD&A — Balance Sheet Analysis — Loan Portfolio in this Form 10-Q for a discussion on the initiatives the Company has undertaken to support its customers. Further discussion of the potential impacts on the Company’s business due to the COVID-19 pandemic has been provided in Item 1A. — Risk Factors — Risks Related to the COVID-19 Pandemic in the Company’s 2021 Form 10-K.

LIBOR Transition

LIBOR is the average interbank interest rate at which a large number of banks are prepared to lend one another unsecured funds. In March 2021, the United Kingdom’s Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced that the one-week and two-month USD LIBOR settings would cease to be published after December 31, 2021. The publication of overnight, one-, three-, six- and 12-month USD LIBOR settings will be extended through June 30, 2023, which will provide additional time to wind down or renegotiate existing contracts that reference these LIBOR settings, and will cease or become non-representative after June 30, 2023.

In March 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to facilitate the transition of legacy LIBOR-based contracts that either (a) lack LIBOR fallback provisions entirely or (b) contain inadequate LIBOR fallback provisions. The LIBOR Act includes different statutory provisions that may apply to LIBOR-based contracts, depending on the type of fallback provisions included in the contract, if any. One statutory provision automatically replaces LIBOR with a benchmark selected by the Federal Reserve (the “Board-selected benchmark replacement”) by operation of law in certain circumstances, including when the contract has no fallback provisions. Another statutory provision applies to contracts that allow a designated person to select a benchmark replacement rate and provides a safe harbor should that individual select the Board-selected benchmark replacement. Any Federal Reserve-identified replacement benchmark will be based on the Secured Overnight Financing Rate (“SOFR”), a rate published by the Federal Reserve Bank of New York.

The Company holds a significant volume of LIBOR-based products, including loans, derivatives, debt securities, assets purchased under resale agreements (“resale agreements”), junior subordinated debt, and assets sold under repurchase agreements (“repurchase agreements”) that are indexed to LIBOR tenors that will cease to be published after June 30, 2023. The Company has a cross-functional team to manage the communication of the Company’s transition plans with both internal and external stakeholders. The team helps to ensure that the Company appropriately updates its business processes, analytical tools, information systems and contract language to minimize disruption during and after the LIBOR transition. The Company has invested in updates to business and legal processes, models, analytical tools, and information and operational systems to facilitate the transition of legacy LIBOR products and offer products under alternative rates.

The Company began offering loans based on alternative reference rates, including SOFR and the Bloomberg Short-Term Bank Yield Index during the fourth quarter of 2021, and ceased offering new LIBOR loans and LIBOR loan renewals beginning January 1, 2022. The Company also adopted industry best practice guidelines for fallback language for new transactions and distributed communications related to the transition to certain impacted internal and external stakeholders. The Company has begun dialogue with customers to proactively modify LIBOR-based product contracts and transition to a benchmark replacement prior to June 30, 2023. The Company is assessing and planning to leverage relevant contractual and statutory solutions, including the LIBOR Act and other relevant legislation, to transition any residual LIBOR-based product exposures maturing after June 2023 to appropriate benchmark replacements. The Company’s LIBOR transition is anticipated to continue through June 30, 2023.

The Company will continue to monitor potential risks and impacts associated with the transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors — Risks Related to Financial Matters in the Company’s 2021 Form 10-K.

Deposit Insurance Assessment Rates

On June 21, 2022, the FDIC issued a proposed rule to increase initial base deposit insurance assessment rates for insured depository institutions by two basis points (“bps”), beginning with the first quarterly assessment period of 2023. The proposed assessment rate schedules would remain in effect unless and until the reserve ratio of the Deposit Insurance Fund meets or exceeds two percent. If the proposed rule is finalized as proposed, the FDIC insurance costs of insured depository institutions, including the Bank, would generally increase.

Community Reinvestment Act

On May 5, 2022, the federal banking agencies issued a proposed rule that would substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the Community Reinvestment Act (“CRA”). We are evaluating the potential impact of the proposed rule on the Bank.

Financial Review

($ and shares in thousands, except per share, and ratio data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Summary of operations:
Net interest income before provision for (reversal of) credit losses (1)	$472,952	$376,473	$888,565	$730,168
Noninterest income	78,444	68,431	158,187	141,297
Total revenue	551,396	444,904	1,046,752	871,465
Provision for (reversal of) credit losses	13,500	(15,000)	21,500	(15,000)
Noninterest expense	196,860	189,523	386,310	380,600
Income before income taxes	341,036	270,381	638,942	505,865
Income tax expense	82,707	45,639	142,961	76,129
Net income	$258,329	$224,742	$495,981	$429,736
Per common share:
Basic earnings	$1.83	$1.58	$3.50	$3.03
Diluted earnings	$1.81	$1.57	$3.47	$3.01
Dividends declared	$0.40	$0.33	$0.80	$0.66
Weighted-average number of shares outstanding:
Basic	141,429	141,868	141,725	141,758
Diluted	142,372	143,040	142,838	142,963
Performance metrics:
Return on average assets (“ROA”)	1.66%	1.56%	1.61%	1.53%
Return on average equity (“ROE”)	18.23%	16.61%	17.36%	16.10%
Tangible return on average tangible equity (2)	19.94%	18.28%	18.96%	17.73%
Common dividend payout ratio	22.22%	21.11%	23.18%	22.07%
Net interest margin	3.23%	2.75%	3.05%	2.73%
Efficiency ratio (3)	35.70%	42.60%	36.91%	43.67%
Adjusted efficiency ratio (2)	32.90%	36.30%	34.05%	37.47%

At period end:	June 30, 2022	December 31, 2021
Total assets	$62,394,283	$60,870,701
Total loans (4)	$46,530,540	$41,694,416
Total deposits	$54,343,354	$53,350,532
Common shares outstanding at period-end	140,917	141,908
Book value per common share	$39.81	$41.13
Tangible equity per common share (2)	$36.44	$37.79

(1)Includes $1.4 million and $15.4 million of interest income related to Paycheck Protection Program (“PPP”) loans for the three months ended June 30, 2022 and 2021, respectively, and $6.5 million and $30.4 million for the six months ended June 30, 2022 and 2021, respectively.
(2)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(3)Efficiency ratio is calculated as noninterest expense divided by total revenue.
(4)Includes $153.3 million and $534.2 million of PPP loans as of June 30, 2022 and December 31, 2021, respectively.

The Company’s second quarter 2022 net income was $258.3 million, an increase of $33.6 million or 15%, compared with second quarter 2021 net income of $224.7 million. Net income for the first half of 2022 was $496.0 million, an increase of $66.2 million or 15% compared with first half of 2021 net income of $429.7 million. The increases in both periods were primarily due to higher net interest income, partially offset by higher income tax expense and provision for credit losses. Noteworthy items about the Company’s second quarter and first half of 2022 performance included:

•Expanding profitability. Second quarter 2022 ROA, ROE and the tangible return on average tangible equity of 1.66%, 18.23% and 19.94%, respectively, all expanded compared with second quarter 2021. Likewise, for the first half of 2022, ROA, ROE and the tangible return on average tangible equity of 1.61%, 17.36% and 18.96%, respectively, all expanded year-over-year. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
•Net interest income growth and net interest margin expansion. Second quarter 2022 net interest income before provision for (reversal of) credit losses was $473.0 million, an increase of $96.5 million or 26%, from the second quarter 2021 Second quarter 2022 net interest margin of 3.23% expanded by 48 bps year-over-year. For the first half of 2022, net interest income before provision for (reversal of) credit losses was $888.6 million, an increase of $158.4 million or 22% year-over-year; first half of 2022 net interest margin was 3.05%, up by 32 bps year-over-year.

•Improved efficiency. Efficiency ratios of 35.70% and 36.91% for the second quarter and first half of 2022, respectively, both improved year-over-year. The adjusted efficiency ratios of 32.90% and 34.05% for the second quarter and first half of 2022, respectively, both improved year-over-year. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
~~•~~The Company recorded a provision for credit losses of $13.5 million and $21.5 million for the second quarter and first half of 2022, respectively, compared with a reversal of provision for credit losses of $15.0 million during both the second quarter and first half of 2021.
•Total assets reached $62.39 billion, growing by $1.52 billion or 3% from December 31, 2021, primarily driven by loan growth.
•Total loans were $46.53 billion as of June 30, 2022, an increase of $4.84 billion or 12% from $41.69 billion as of December 31, 2021. This was primarily driven by well-diversified growth across the commercial real estate (“CRE”), residential mortgage, and commercial and industrial (“C&I”) loan segments.
•Total deposits were $54.34 billion as of June 30, 2022, an increase of $992.8 million or 2%, from $53.35 billion as of December 31, 2021. Growth was primarily driven by time and interest-bearing checking deposits, partially offset by a decrease in money market accounts. Noninterest-bearing demand deposit balances were $23.03 billion as of June 30, 2022, an increase of $183.4 million or 1% year-to-date. Noninterest-bearing demand deposits comprised 42% of total deposits as of June 30, 2022.

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

Second quarter 2022 net interest income before provision for credit losses was $473.0 million, an increase of $96.5 million or 26%, compared with $376.5 million for the second quarter 2021. For the first half of 2022, net interest income was $888.6 million, an increase of $158.4 million or 22%, compared with $730.2 million for the first half of 2021. Second quarter 2022 net interest margin was 3.23%, an increase of 48 bps from 2.75% for the second quarter of 2021. For the first half of 2022, net interest margin was 3.05%, an increase of 32 bps from 2.73% for the first half of 2021. The year-over-year changes in net interest income and net interest margin primarily reflected strong loan growth, higher loan yields, and higher debt securities yield and volume. Yields expanded year-over-year due to rising interest rates.

Average interest-earning assets were $58.67 billion for the second quarter of 2022, an increase of $3.77 billion or 7% from $54.90 billion for the second quarter of 2021. For the first half of 2022, the average interest-earning assets were $58.68 billion, an increase of $4.80 billion or 9% from $53.88 billion for the first half of 2021. The increases in average interest-earning assets in both periods primarily reflected growth in loans and debt securities, partially offset by a decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the second quarter of 2022 was 3.42%, an increase of 50 bps from 2.92% for the second quarter 2021. The yield on average interest-earning assets for the first half of 2022 was 3.20%, an increase of 28 bps from 2.92% for the first half of 2021. The year-over-year changes in the yield on average interest-bearing assets primarily resulted from rising benchmark interest rates and a changed earning asset mix in favor of higher-yielding assets.

`

The average loan yield for the second quarter of 2022 was 3.95%, an increase of 38 bps from 3.57% for the second quarter of 2021. The average loan yield for the first half of 2022 was 3.80%, an increase of 23 bps from 3.57% for the first half of 2021. The year-over-year changes in the average loan yield reflect the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 63% and 64% of loans held-for-investment were variable-rate or hybrid loans in their adjustable-rate period as of June 30, 2022 and 2021, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $54.13 billion for the second quarter of 2022, an increase of $3.95 billion or 8% from $50.18 billion for the second quarter of 2021. For the first half of 2022, average deposits were $54.08 billion, an increase of $5.06 billion or 10% from $49.02 billion for the first half of 2021. Average noninterest-bearing deposits were $23.89 billion for the second quarter of 2022, an increase of $4.17 billion or 21% from $19.72 billion for the second quarter of 2021. For the first half of 2022, average noninterest-bearing deposits were $23.66 billion, an increase of $4.75 billion or 25% from $18.91 billion for the first half of 2021. Average noninterest-bearing deposits made up 44% of average deposits for both the second quarter and first half of 2022, compared with 39% in the year-ago periods.

The average cost of deposits was 0.17% for the second quarter of 2022, a three bp increase from 0.14% for the second quarter of 2021. The average cost of interest-bearing deposits was 0.30% for the second quarter of 2022, an increase of six bps, from 0.24% for the second quarter of 2021. The year-over-year increases were primarily due to higher rates paid on money market accounts.

The average cost of deposits was 0.13% for the first half of 2022, a three bp decrease from 0.16% for the first half of 2021. The average cost of interest-bearing deposits was 0.24% for the first half of 2022, a three bp decrease from 0.27% for the first half of 2021. The year-over-year decreases reflected lower rates paid on checking and time deposits, and the run-off of higher-cost time deposits, partially offset by higher interest paid on money market deposits.

The average cost of funds calculation includes deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, long-term debt and short-term borrowings. For the second quarter of 2022, the average cost of funds was 0.20%, a two bp increase from 0.18% for the second quarter of 2021. For the first half of 2022, the average cost of funds was 0.16%, a four bp decrease from 0.20% for the first half of 2021. The year-over-year changes in the average cost of funds were driven by the changes in the cost of deposits as discussed above, and the maturity of higher cost FHLB advances. $405.0 million and $175.0 million in FHLB advances matured during the second quarter of 2021 and first quarter of 2022, respectively.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2022 and 2021:

($ in thousands)	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,797,711	$4,787	0.69%	$5,072,225	$3,628	0.29%
Resale agreements	1,641,723	8,553	2.09%	2,129,567	8,021	1.51%
Available-for-sale (“AFS”) debt securities (2)(3)	6,503,677	33,438	2.06%	7,997,005	34,690	1.74%
Held-to-maturity (“HTM”) debt securities (2)(4)	3,021,239	12,738	1.69%	—	—	—%
Loans (5)(6)	44,626,488	439,416	3.95%	39,622,270	352,453	3.57%
Restricted equity securities	77,839	822	4.24%	80,142	541	2.71%
Total interest-earning assets	$58,668,677	$499,754	3.42%	$54,901,209	$399,333	2.92%
Noninterest-earning assets:
Cash and due from banks	712,884			600,053
Allowance for loan losses	(545,489)			(607,523)
Other assets	3,396,769			2,878,098
Total assets	$62,232,841			$57,771,837
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,712,890	$3,178	0.19%	$6,671,358	$3,777	0.23%
Money market deposits	12,319,930	8,892	0.29%	12,596,515	3,712	0.12%
Savings deposits	2,970,007	1,864	0.25%	2,676,865	2,078	0.31%
Time deposits	8,239,571	8,554	0.42%	8,518,936	8,431	0.40%
Short-term borrowings	64,145	241	1.51%	336	—	—%
FHLB advances	138,960	559	1.61%	474,887	2,099	1.77%
Repurchase agreements	359,778	2,418	2.70%	303,118	1,991	2.63%
Long-term debt and finance lease liabilities	152,194	1,096	2.89%	152,099	772	2.04%
Total interest-bearing liabilities	$30,957,475	$26,802	0.35%	$31,394,114	$22,860	0.29%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	23,887,452			19,717,315
Accrued expenses and other liabilities	1,705,487			1,234,456
Stockholders’ equity	5,682,427			5,425,952
Total liabilities and stockholders’ equity	$62,232,841			$57,771,837
Interest rate spread			3.07%			2.63%
Net interest income and net interest margin		$472,952	3.23%		$376,473	2.75%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $20.3 million and $21.0 million for the second quarters of 2022 and 2021, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $100 thousand for the second quarter of 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $11.4 million and $15.8 million for the second quarters of 2022 and 2021, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first halves of 2022 and 2021:

($ in thousands)	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,627,253	$8,047	0.45%	$5,592,124	$7,260	0.26%
Resale agreements	1,868,600	16,936	1.83%	1,797,578	14,120	1.58%
AFS debt securities (2)(3)	7,232,686	67,907	1.89%	7,232,686	63,790	1.78%
HTM debt securities (2)(4)	2,497,811	20,936	1.69%	—	—	—%
Loans (5)(6)	43,376,398	816,526	3.80%	39,178,255	694,461	3.57%
Restricted equity securities	77,708	1,431	3.71%	81,645	1,088	2.69%
Total interest-earning assets	$58,680,456	$931,783	3.20%	$53,882,288	$780,719	2.92%
Noninterest-earning assets:
Cash and due from banks	677,579			590,219
Allowance for loan losses	(544,423)			(613,026)
Other assets	3,183,144			2,829,594
Total assets	$61,996,756			$56,689,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,680,657	$4,580	0.14%	$6,532,965	$7,991	0.25%
Money market deposits	12,614,994	12,095	0.19%	12,088,006	8,423	0.14%
Savings deposits	2,950,268	3,568	0.24%	2,675,677	3,819	0.29%
Time deposits	8,170,613	15,234	0.38%	8,814,159	19,587	0.45%
Short-term borrowings	33,177	250	1.52%	2,508	42	3.38%
FHLB advances	149,431	1,137	1.53%	563,331	5,168	1.85%
Repurchase agreements	336,013	4,434	2.66%	301,567	3,969	2.65%
Long-term debt and finance lease liabilities	152,103	1,920	2.55%	152,094	1,552	2.06%
Total interest-bearing liabilities	$31,087,256	$43,218	0.28%	$31,130,307	$50,551	0.33%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	23,661,355			18,909,991
Accrued expenses and other liabilities	1,486,067			1,266,510
Stockholders’ equity	5,762,078			5,382,267
Total liabilities and stockholders’ equity	$61,996,756			$56,689,075
Interest rate spread			2.92%			2.59%
Net interest income and net interest margin		$888,565	3.05%		$730,168	2.73%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $43.8 million and $40.1 million for the first halves of 2022 and 2021, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $234 thousand for the first half of 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $23.8 million and $29.8 million for the first halves of 2022 and 2021, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022 vs. 2021			2022 vs. 2021
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$1,159	$(2,179)	$3,338	$787	$(3,150)	$3,937
Resale agreements	532	(2,101)	2,633	2,816	575	2,241
AFS debt securities	(1,252)	(7,080)	5,828	4,117	—	4,117
HTM debt securities	12,738	12,738	—	20,936	20,936	—
Loans	86,963	47,092	39,871	122,065	77,337	44,728
Restricted equity securities	281	(16)	297	343	(55)	398
Total interest and dividend income	$100,421	$48,454	$51,967	$151,064	$95,643	$55,421
Interest-bearing liabilities:
Checking deposits	$(599)	$23	$(622)	$(3,411)	$177	$(3,588)
Money market deposits	5,180	(83)	5,263	3,672	382	3,290
Savings deposits	(214)	212	(426)	(251)	368	(619)
Time deposits	123	(282)	405	(4,353)	(1,358)	(2,995)
Short-term borrowings	241	—	241	208	243	(35)
FHLB advances	(1,540)	(1,366)	(174)	(4,031)	(3,271)	(760)
Repurchase agreements	427	380	47	465	455	10
Long-term debt and finance lease liabilities	324	—	324	368	—	368
Total interest expense	$3,942	$(1,116)	$5,058	$(7,333)	$(3,004)	$(4,329)
Change in net interest income	$96,479	$49,570	$46,909	$158,397	$98,647	$59,750

Noninterest Income

The following table presents the components of noninterest income for the second quarters and first halves of 2022 and 2021:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Lending fees	$20,142	$21,092	(5)%	$39,580	$39,449	0%
Deposit account fees	22,372	17,342	29%	42,687	32,725	30%
Interest rate contracts and other derivative income (loss)	9,801	(3,172)	409%	20,934	13,825	51%
Foreign exchange income	11,361	13,007	(13)%	24,060	22,533	7%
Wealth management fees	6,539	7,951	(18)%	12,591	14,862	(15)%
Net gains on sales of loans	917	1,491	(38)%	3,839	3,272	17%
Gains on sales of AFS debt securities	28	632	(96)%	1,306	824	58%
Other investment income	4,863	7,596	(36)%	6,490	8,521	(24)%
Other income	2,421	2,492	(3)%	6,700	5,286	27%
Total noninterest income	$78,444	$68,431	15%	$158,187	$141,297	12%

Noninterest income comprised 14% and 15% of total revenue for the second quarter and the first half of 2022, respectively, compared with 15% and 16% for the second quarter and the first half of 2021, respectively. Second quarter 2022 noninterest income was $78.4 million, an increase of $10.0 million or 15%, compared with $68.4 million for the same period in 2021. This increase was primarily due to increases in interest rate contracts and other derivative income, and deposit account fees, partially offset by decreases in other investment income, foreign exchange income and wealth management fees. Noninterest income for the first half of 2022 was $158.2 million, an increase of $16.9 million or 12%, compared with $141.3 million for the same period in 2021. This increase was primarily due to increases in deposit account fees, interest rate contracts and other derivative income, and foreign exchange income, partially offset by lower wealth management fees and other investment income.

Deposit account fees were $22.4 million for the second quarter of 2022, an increase of $5.0 million or 29%, compared with $17.3 million for the same period in 2021. For the first half of 2022, deposit account fees were $42.7 million, an increase of $10.0 million or 30%, compared with $32.7 million for the same period in 2021. These increases were primarily driven by commercial deposit account growth.

Interest rate contracts and other derivative income was $9.8 million for the second quarter of 2022, compared with a loss of $3.2 million for the same period in 2021. For the first half of 2022, interest rate contracts and other derivative income was $20.9 million, an increase of $7.1 million or 51%, compared with $13.8 million for the same period in 2021. These increases were primarily due to higher favorable credit valuation adjustments during the second quarter and first half of 2022, compared to the same year-ago periods.

Foreign exchange income was $11.4 million for the second quarter of 2022, a decrease of $1.6 million or 13%, compared with $13.0 million for the same period in 2021. For the first half of 2022, foreign exchange income was $24.1 million, an increase of $1.5 million or 7%, compared with $22.5 million for the first half of 2021. Wealth management fees were $6.5 million for the second quarter of 2022, a decrease of $1.4 million or 18%, compared with $8.0 million for the same period in 2021. For the first half of 2022, wealth management fees were $12.6 million, a decrease of $2.3 million or 15%, compared with $14.9 million for the first half of 2021.

Other investment income was $4.9 million for the second quarter of 2022, a decrease of $2.7 million or 36%, compared with $7.6 million for the same period in 2021. For the first half of 2022, other investment income was $6.5 million, a decrease of $2.0 million or 24%, compared with $8.5 million for the first half of 2021. The decreases reflected a decrease in equity pick-up and a smaller amount of valuation adjustments in 2022, compared with the year-ago periods.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first halves of 2022 and 2021:

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	%	2022	2021	%
Compensation and employee benefits	$113,364	$105,426	8%	$229,633	$213,234	8%
Occupancy and equipment expense	15,469	15,377	1%	30,933	31,299	(1)%
Deposit insurance premiums and regulatory assessments	4,927	4,274	15%	9,644	8,150	18%
Deposit account expense	5,671	3,817	49%	10,364	7,709	34%
Data processing	3,486	4,035	(14)%	7,151	8,513	(16)%
Computer software expense	6,572	7,521	(13)%	13,866	14,680	(6)%
Consulting expense	2,021	1,868	8%	3,854	3,343	15%
Legal expense	1,047	1,975	(47)%	1,765	3,477	(49)%
Other operating expense	29,324	17,939	63%	50,221	37,546	34%
Amortization of tax credit and other investments	14,979	27,291	(45)%	28,879	52,649	(45)%
Total noninterest expense	$196,860	$189,523	4%	$386,310	$380,600	2%

Second quarter 2022 noninterest expense was $196.9 million, an increase of $7.3 million or 4%, compared with $189.5 million for the same period in 2021. First half of 2022 noninterest expense was $386.3 million, an increase of $5.7 million or 2%, compared with $380.6 million for the same period in 2021. The increases in both the second quarter and the first half of 2022, were primarily due to increases in other operating expense and compensation and employee benefits, partially offset by a decrease in the amortization of tax credit and other investments.

Compensation and employee benefits was $113.4 million for the second quarter of 2022, an increase of $7.9 million or 8%, compared with $105.4 million for the same period in 2021, primarily due to headcount growth and higher bonus accrual. First half of 2022 compensation and employee benefits was $229.6 million, an increase of $16.4 million or 8%, compared with $213.2 million for the first half of 2021, primarily due to headcount growth and the year-over-year change in deferred loan costs.

Other operating expense was $29.3 million for the second quarter of 2022, an increase of $11.4 million or 63%, compared with $17.9 million for the same period in 2021, primarily due to the write-downs of other foreclosed assets and miscellaneous operational losses. For the first half of 2022, other operating expense was $50.2 million, an increase of $12.7 million or 34% compared with $37.5 million for the same period in 2021, primarily due to miscellaneous operational losses, increased charitable contributions, travel and loan related expenses.

Amortization of tax credit and other investments was $15.0 million for the second quarter of 2022, a decrease of $12.3 million or 45%, compared with $27.3 million for the same period in 2021. For the first half of 2022, amortization of tax credit and other investments was $28.9 million, a decrease of $23.8 million or 45%, compared with $52.6 million for the same period in 2021. The year-over-year change reflects the mix of tax credits being recognized, which have differing amortization periods, as well as the impact of investments that close in a given period.

Income Taxes

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income before income taxes	$341,036	$270,381	26%	$638,942	$505,865	26%
Income tax expense	$82,707	$45,639	81%	$142,961	$76,129	88%
Effective tax rate	24.3%	16.9%		22.4%	15.0%

Second quarter 2022 income tax expense was $82.7 million and the effective tax rate was 24.3%, compared with second quarter 2021 income tax expense of $45.6 million and an effective tax rate of 16.9%. For the first half of 2022, income tax expense was $143.0 million and the effective tax rate was 22.4%, compared with income tax expense of $76.1 million and an effective tax rate of 15.0% for the same period in 2021. The year-over-year increases in the income tax expense and the effective tax rate reflected a higher level of income before income taxes and a decrease in tax credits recognized in 2022.

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

The following tables present the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2022	2021	2022	2021	2022	2021
Total revenue (loss) (1)	$312,757	$198,107	$278,996	$225,370	$(40,357)	$21,427
Provision for (reversal of) credit losses	2,898	2,358	10,602	(17,358)	—	—
Noninterest expense	94,295	87,650	81,023	64,164	21,542	37,709
Segment income (loss) before income taxes (1)	215,564	108,099	187,371	178,564	(61,899)	(16,282)
Segment net income (loss) (1)	$153,549	$77,429	$133,861	$127,873	$(29,081)	$19,440

($ in thousands)	Six Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2022	2021	2022	2021	2022	2021
Total revenue (loss) (1)	$551,170	$371,448	$536,150	$449,858	$(40,568)	$50,159
Provision for (reversal of) credit losses	6,002	(1,891)	15,498	(13,109)	—	—
Noninterest expense	190,390	176,936	154,418	133,421	41,502	70,243
Segment income (loss) before income taxes (1)	354,778	196,403	366,234	329,546	(82,070)	(20,084)
Segment net income (loss) (1)	$252,713	$140,680	$261,368	$236,080	$(18,100)	$52,976

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the second quarter and first half of 2021 have been reclassified to reflect these allocation changes for comparability.

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

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for credit losses	$284,373	$173,775	$110,598	64%
Noninterest income (1)	28,384	24,332	4,052	17%
Total revenue (1)	312,757	198,107	114,650	58%
Provision for credit losses	2,898	2,358	540	23%
Noninterest expense	94,295	87,650	6,645	8%
Segment income before income taxes (1)	215,564	108,099	107,465	99%
Income tax expense	62,015	30,670	31,345	102%
Segment net income (1)	$153,549	$77,429	$76,120	98%
Average loans	$15,314,974	$13,866,502	$1,448,472	10%
Average deposits	$33,429,541	$31,146,296	$2,283,245	7%

($ in thousands)	Six Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$497,587	$323,674	$173,913	54%
Noninterest income (1)	53,583	47,774	5,809	12%
Total revenue (1)	551,170	371,448	179,722	48%
Provision for (reversal of) credit losses	6,002	(1,891)	7,893	417%
Noninterest expense	190,390	176,936	13,454	8%
Segment income before income taxes (1)	354,778	196,403	158,375	81%
Income tax expense	102,065	55,723	46,342	83%
Segment net income (1)	$252,713	$140,680	$112,033	80%
Average loans	$14,962,667	$13,584,892	$1,377,775	10%
Average deposits	$33,272,553	$30,688,116	$2,584,437	8%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the second quarter and first half of 2021 have been reclassified to reflect these allocation changes for comparability.

Consumer and Business Banking segment net income increased $76.1 million or 98% year-over-year to $153.5 million for the second quarter of 2022, and $112.0 million or 80% year-over-year to $252.7 million for the first half of 2022. The increases in both periods reflected revenue growth, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses increased $110.6 million or 64% year-over-year to $284.4 million for the second quarter of 2022, and $173.9 million or 54% year-over-year to $497.6 million for the first half of 2022. The increases in both periods were primarily driven by higher deposit fund transfer pricing credits due to noninterest-bearing deposit growth, and higher loan interest income, primarily from growth in residential mortgage loans. Noninterest expense increased $6.6 million or 8% year-over-year to $94.3 million for the second quarter of 2022, and $13.5 million or 8% year-over-year to $190.4 million for the first half of 2022. The increases in both periods reflected higher compensation and employee benefits expense, and higher allocated corporate overhead.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$230,964	$192,696	$38,268	20%
Noninterest income (1)	48,032	32,674	15,358	47%
Total revenue (1)	278,996	225,370	53,626	24%
Provision for (reversal of) credit losses	10,602	(17,358)	27,960	161%
Noninterest expense	81,023	64,164	16,859	26%
Segment income before income taxes (1)	187,371	178,564	8,807	5%
Income tax expense	53,510	50,691	2,819	6%
Segment net income (1)	$133,861	$127,873	$5,988	5%
Average loans	$29,311,514	$25,755,768	$3,555,746	14%
Average deposits	$17,539,067	$16,429,188	$1,109,879	7%

($ in thousands)	Six Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$439,041	$369,788	$69,253	19%
Noninterest income (1)	97,109	80,070	17,039	21%
Total revenue (1)	536,150	449,858	86,292	19%
Provision for (reversal of) credit losses	15,498	(13,109)	28,607	218%
Noninterest expense	154,418	133,421	20,997	16%
Segment income before income taxes (1)	366,234	329,546	36,688	11%
Income tax expense	104,866	93,466	11,400	12%
Segment net income (1)	$261,368	$236,080	$25,288	11%
Average loans	$28,413,731	$25,593,363	$2,820,368	11%
Average deposits	$17,637,251	$15,766,127	$1,871,124	12%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the second quarter and first half of 2021 have been reclassified to reflect these allocation changes for comparability.

Commercial Banking segment net income increased $6.0 million or 5% year-over-year to $133.9 million for the second quarter of 2022, and $25.3 million or 11% year-over-year to $261.4 million for the first half of 2022. The increases in both periods reflected revenue growth, partially offset by higher provision for credit losses and noninterest expense. Net interest income before provision for credit losses increased $38.3 million or 20% year-over-year to $231.0 million for the second quarter of 2022, and $69.3 million or 19% year-over-year to $439.0 million for the first half of 2022. The increases in both periods were primarily due to higher loan interest income from commercial loan growth. Provision for credit losses increased $28.0 million or 161% year-over-year to $10.6 million for the second quarter of 2022, and $28.6 million or 218% year-over-year to $15.5 million for the first half of 2022, primarily driven by commercial loan growth and a weakening economic outlook, partially offset by lower net charge-offs. Noninterest expense increased $16.9 million or 26% year-over-year to $81.0 million for the second quarter of 2022 and increased $21.0 million or 16% year-over-year to $154.4 million for the first half of 2022. The increases in both periods were driven by higher compensation and employee benefits, miscellaneous operational losses and write-downs on other foreclosed assets, and higher corporate overhead allocations.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking, and the Commercial Banking segments.
The following tables present additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest (loss) income before provision for credit losses	$(42,385)	$10,002	$(52,387)	(524)%
Noninterest income	2,028	11,425	(9,397)	(82)%
Total (loss) revenue	(40,357)	21,427	(61,784)	(288)%
Noninterest expense	21,542	37,709	(16,167)	(43)%
Segment loss before income taxes	(61,899)	(16,282)	(45,617)	280%
Income tax (benefit) expense	(32,818)	(35,722)	2,904	(8)%
Segment net (loss) income	$(29,081)	$19,440	$(48,521)	(250)%
Average deposits	$3,161,242	$2,605,505	$555,737	21%

($ in thousands)	Six Months Ended June 30,
			Change from 2021
	2022	2021	$	%
Net interest (loss) income before provision for credit losses	$(48,063)	$36,706	$(84,769)	(231)%
Noninterest income	7,495	13,453	(5,958)	(44)%
Total (loss) revenue	(40,568)	50,159	(90,727)	(181)%
Noninterest expense	41,502	70,243	(28,741)	(41)%
Segment loss before income taxes	(82,070)	(20,084)	(61,986)	309%
Income tax (benefit) expense	(63,970)	(73,060)	9,090	(12)%
Segment net (loss) income	$(18,100)	$52,976	$(71,076)	(134)%
Average deposits	$3,168,083	$2,566,555	$601,528	23%

Other segment net loss was $29.1 million for the second quarter of 2022, a decrease of $48.5 million from net income of $19.4 million for the same period in 2021. For the first half of 2022, the Other segment net loss was $18.1 million, a decrease of $71.1 million from net income of $53.0 million for the same period in 2021. The decreases in both periods were primarily driven by lower revenue, partially offset by lower noninterest expense. For the second quarter of 2022, the Other segment recorded a net interest loss before provision for credit losses of $42.4 million, a $52.4 million decrease from $10.0 million of net interest income before provision for credit losses in the second quarter of 2021. For the first half of 2022, the Other segment recorded a net interest loss before provision for credit losses of $48.1 million, an $84.8 million decrease from $36.7 million of net interest income before provision for credit losses in the first half of 2021. The decreases in both periods were primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by an increase in interest income from investments due to a higher volume of debt securities. Noninterest expense decreased $16.2 million year-over-year to $21.5 million for the second quarter of 2022, and $28.7 million year-over-year to $41.5 million for the first half of 2022, primarily due to lower amortization of tax credits and other investments.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of June 30, 2022 and December 31, 2021, and by credit ratings as of June 30, 2022:

($ in thousands)	June 30, 2022			December 31, 2021			Ratings as of June 30, 2022 (1)
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,320	$624,686	10%	$1,049,238	$1,032,681	10%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	324,463	285,245	5%	1,333,984	1,301,971	13%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,711,474	2,474,072	40%	4,210,832	4,157,263	42%	100%	—%	—%	—%
Municipal securities	306,419	266,733	4%	519,381	523,158	5%	91%	5%	—%	4%
Non-agency mortgage-backed securities	1,259,212	1,138,757	18%	1,388,857	1,378,374	14%	83%	—%	—%	17%
Corporate debt securities	673,502	559,293	9%	657,516	649,665	6%	—%	31%	69%	—%
Foreign government bonds	253,118	242,997	4%	260,447	257,733	3%	45%	55%	—%	—%
Asset-backed securities	69,764	67,350	1%	74,674	74,558	1%	100%	—%	—%	—%
Collateralized loan obligations (“CLOs”)	617,250	596,371	9%	592,250	589,950	6%	96%	4%	—%	—%
Total AFS debt securities	$6,891,522	$6,255,504	100%	$10,087,179	$9,965,353	100%	85%	6%	6%	3%

HTM debt securities:
U.S. Treasury securities	$521,352	$486,521	18%	$—	$—	—%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	997,369	853,078	32%	—	—	—%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,319,502	1,160,302	44%	—	—	—%	100%	—%	—%	—%
Municipal securities	190,079	156,648	6%	—	—	—%	100%	—%	—%	—%
Total HTM debt securities	$3,028,302	$2,656,549	100%	$—	$—	—%	100%	—%	—%	—%
Total debt securities	$9,919,824	$8,912,053		$10,087,179	$9,965,353

(1)Credit ratings express opinions about the credit quality of a debt security. The Company determines the credit rating of a security according to the lowest credit rating made available by nationally recognized statistical rating organizations (“NRSROs”). Debt securities rated investment grade, which are those with ratings similar to BBB- or above (as defined by NRSROs), are generally considered by the rating agencies and market participants to be low credit risk. Ratings percentages are allocated based on fair value.
(2)For debt securities not rated by NRSROs, the Company uses other factors which include but are not limited to the priority in collections within the securitization structure, and whether the contractual payments have historically been on time.

The Company’s AFS and HTM debt securities portfolios had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.5 as of June 30, 2022. This increased from 5.0 as of December 31, 2021, primarily due to both the upshifting and steepening of the yield curve.

Available-for-Sale Debt Securities

The fair value of the AFS debt securities portfolio totaled $6.26 billion as of June 30, 2022, a decrease of $3.71 billion or 37% from $9.97 billion as of December 31, 2021. The decrease was primarily due to the Company’s transfer of $3.01 billion of AFS securities to HTM securities during the first quarter of 2022 and a decline in the portfolio valuation within the rising interest rate environment. For further discussion regarding the transfer, refer to the Held-to-Maturity Debt Securities section below. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $636.0 million as of June 30, 2022, compared with $121.8 million as of December 31, 2021.

As of June 30, 2022, 97% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs, compared with 98% as of December 31, 2021. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of June 30, 2022 and December 31, 2021. There was no allowance for credit losses as of June 30, 2022 and December 31, 2021, provided against the AFS debt securities. Additionally, there were no credit losses recognized in earnings for both the second quarters and first halves of 2022 and 2021. For additional discussion on the allowance for credit losses, see Note 5 — Securities — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-Q.

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

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of June 30, 2022. For additional discussion on the allowance for credit losses, see Note 5 — Securities — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-Q.

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

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, construction and land loans, and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans. Total net loans were $45.97 billion as of June 30, 2022, an increase of $4.81 billion or 12% from $41.15 billion as of December 31, 2021. This increase was primarily driven by well-diversified growth throughout our major loan categories including increases of $2.35 billion or 15% in total CRE loans, $1.28 billion or 11% in residential mortgage loans, and $1.25 billion or 9% in C&I loans. The composition of the loan portfolio as of June 30, 2022 was similar to the composition as of December 31, 2021.

The following table presents the composition of the Company’s total loan portfolio by loan type as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
C&I (1)	$15,377,117	33%	$14,150,608	34%
CRE:
CRE	13,566,748	29%	12,155,047	29%
Multifamily residential	4,443,704	10%	3,675,605	9%
Construction and land	515,857	1%	346,486	1%
Total CRE	18,526,309	40%	16,177,138	39%
Total commercial	33,903,426	73%	30,327,746	73%
Consumer:
Residential mortgage:
Single-family residential	10,234,473	22%	9,093,702	22%
HELOCs	2,280,080	5%	2,144,821	5%
Total residential mortgage	12,514,553	27%	11,238,523	27%
Other consumer	84,097	0%	127,512	0%
Total consumer	12,598,650	27%	11,366,035	27%
Total loans held-for-investment (2)	46,502,076	100%	41,693,781	100%
Allowance for loan losses	(563,270)		(541,579)
Loans held-for-sale (3)	28,464		635
Total loans, net	$45,967,270		$41,152,837

(1)Includes $153.3 million and $534.2 million of PPP loans as of June 30, 2022 and December 31, 2021, respectively.
(2)Includes $(56.2) million and $(50.7) million of net deferred loan fees and net unamortized premiums as of June 30, 2022 and December 31, 2021, respectively.
(3)Consists of C&I loans as of June 30, 2022 and single-family residential loans as of December 31, 2021.

Actions to Support Customers during the COVID-19 Pandemic

In response to the COVID-19 pandemic, the Company assisted customers by offering Small Business Administration (“SBA”) PPP loans to help struggling businesses in our communities pay their employees and sustain their businesses. The SBA stopped accepting new loan applications on May 31, 2021. As of June 30, 2022, the Company had PPP loans outstanding totaling $153.3 million, which were recorded in the C&I portfolio. During the first half of 2022, the Company submitted and received SBA approval for the forgiveness of PPP loans totaling $356.4 million. For more information on PPP loans, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Paycheck Protection Program to the Consolidated Financial Statements in the Company’s 2021 Form 10-K.

In addition, the Company provided payment relief through various loan modification programs, which expired on January 1, 2022. Refer to Item 2. MD&A — Risk Management — Credit Risk Management in this Form 10-Q for details.

Commercial

The commercial loan portfolio comprised 73% of total loans as of both June 30, 2022 and December 31, 2021. The Company actively monitors this commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $22.04 billion as of June 30, 2022, an increase of $1.75 billion or 9% from $20.29 billion as of December 31, 2021. Total C&I loans were $15.38 billion as of June 30, 2022, an increase of $1.23 billion or 9% from $14.15 billion. Total C&I loans made up 33% and 34% of total loans held-for-investment as of June 30, 2022 and December 31, 2021, respectively. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, comprised of working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $936.4 million and $939.4 million as of June 30, 2022 and December 31, 2021, respectively. The majority of the C&I loans had variable interest rates as of both June 30, 2022 and December 31, 2021.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of June 30, 2022 and December 31, 2021.

Diversified C&I Loan Portfolio
Selected Industries as of June 30, 2022

General Manufacturing & Wholesale: 11%
Private Equity: 14%
Entertainment: 9%
Clean Energy: 5%
Real Estate Related: 6%
Technology & Life Science: 5%
Oil and Gas: 3%
PPP: 1%
Consumer Goods: 4%
All other C&I: 42%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2021

General Manufacturing & Wholesale: 11%
Private Equity: 11%
Entertainment: 9%
Clean Energy: 6%
Real Estate Related: 6%
Technology & Life Science: 5%
Oil and Gas: 4%
PPP: 4%
Consumer Goods: 3%
All other C&I: 41%

Commercial — Total Commercial Real Estate Loans. Total CRE loans outstanding were $18.53 billion as of June 30, 2022, which grew by $2.35 billion or 15%, from $16.18 billion as of December 31, 2021, and accounted for 40% and 39% of total loans held-for-investment as of June 30, 2022 and December 31, 2021, respectively. The total CRE loan portfolio consists of CRE, multifamily residential, and construction and land loans. The year-to-date growth in total CRE loans was primarily driven by multifamily and industrial property types.

The Company’s total CRE portfolio is diversified by property type with an average CRE loan size of $2.7 million and $2.5 million as of June 30, 2022 and December 31, 2021, respectively. The following table summarizes the Company’s total CRE loans by property type as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022		December 31, 2021
	Amount	%	Amount	%
Property types:
Retail (1)	$4,015,944	22%	$3,685,900	23%
Multifamily	4,443,704	24%	3,675,605	23%
Office (1)	3,050,073	17%	2,804,006	17%
Industrial (1)	3,375,663	18%	2,807,325	18%
Hospitality (1)	2,115,184	11%	1,993,995	12%
Construction and land	515,857	3%	346,486	2%
Other (1)	1,009,884	5%	863,821	5%
Total CRE loans	$18,526,309	100%	$16,177,138	100%

(1)Included in CRE loan category.

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 52% and 51% as of June 30, 2022 and December 31, 2021, respectively. The low weighted-average LTV ratio was consistent across CRE property types. Approximately 90% and 89% of total CRE loans had an LTV ratio of 65% or lower as of June 30, 2022 and December 31, 2021, respectively. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2022 and December 31, 2021. The distribution of the total CRE loan portfolio reflects the Company’s geographic footprint, which is primarily concentrated in California:

($ in thousands)	June 30, 2022
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,008,837		$2,210,717		$172,168		$9,391,722
Northern California	2,796,688		828,553		195,423		3,820,664
California	9,805,525	72%	3,039,270	68%	367,591	71%	13,212,386	72%
Texas	1,159,905	9%	414,697	9%	3,868	1%	1,578,470	9%
New York	696,957	5%	218,493	5%	95,248	18%	1,010,698	5%
Washington	452,341	3%	171,769	4%	11,356	2%	635,466	3%
Nevada	170,745	1%	110,717	3%	19,852	4%	301,314	2%
Arizona	196,250	2%	81,628	2%	—	—%	277,878	1%
Other markets	1,085,025	8%	407,130	9%	17,942	4%	1,510,097	8%
Total loans	$13,566,748	100%	$4,443,704	100%	$515,857	100%	$18,526,309	100%

($ in thousands)	December 31, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,406,609		$2,030,938		$138,953		$8,576,500
Northern California	2,622,398		748,631		109,483		3,480,512
California	9,029,007	75%	2,779,569	77%	248,436	70%	12,057,012	75%
Texas	1,005,455	8%	308,652	8%	1,896	1%	1,316,003	8%
New York	630,442	5%	157,099	4%	78,368	23%	865,909	5%
Washington	408,913	3%	116,047	3%	9,865	3%	534,825	3%
Nevada	128,395	1%	115,163	3%	5,775	2%	249,333	2%
Arizona	122,164	1%	49,836	1%	—	—%	172,000	1%
Other markets	830,671	7%	149,239	4%	2,146	1%	982,056	6%
Total loans	$12,155,047	100%	$3,675,605	100%	$346,486	100%	$16,177,138	100%

Because 72% and 75% of total CRE loans were concentrated in California as of June 30, 2022 and December 31, 2021, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate market, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2021 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $13.57 billion as of June 30, 2022, compared with $12.16 billion as of December 31, 2021, and accounted for 29% of total loans held-for-investment as of both periods. Interest rates on CRE loans may be fixed, variable or hybrid. As of June 30, 2022, 66% of our CRE portfolio was variable rate, of which 49% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by EWB to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2021, 75% of our CRE portfolio was variable rate, of which 52% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 19% and 20% of the CRE loans as of June 30, 2022 and December 31, 2021, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.44 billion as of June 30, 2022, compared with $3.68 billion as of December 31, 2021, and accounted for 10% and 9% of total loans held-for-investment as of June 30, 2022 and December 31, 2021, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $515.9 million as of June 30, 2022, compared with $346.5 million as of December 31, 2021, and accounted for 1% of total loans held-for-investment as of both dates. Construction loans exposure was made up of $417.2 million in loans outstanding, plus $424.9 million in unfunded commitments as of June 30, 2022, compared with $297.9 million in loans outstanding, plus $361.2 million in unfunded commitments as of December 31, 2021. Land loans totaled $98.7 million as of June 30, 2022, compared with $48.6 million as of December 31, 2021.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,893,421		$1,026,617		$4,920,038
Northern California	1,155,502		525,676		1,681,178
California	5,048,923	48%	1,552,293	69%	6,601,216	53%
New York	3,581,285	35%	307,075	13%	3,888,360	31%
Washington	570,950	6%	261,383	11%	832,333	7%
Massachusetts	277,068	3%	89,026	4%	366,094	3%
Georgia	275,454	3%	25,440	1%	300,894	2%
Texas	281,683	3%	—	—%	281,683	2%
Other markets	199,110	2%	44,863	2%	243,973	2%
Total	$10,234,473	100%	$2,280,080	100%	$12,514,553	100%
Lien priority:
First mortgage	$10,234,473	100%	$1,964,856	86%	$12,199,329	97%
Junior lien mortgage	—	—%	315,224	14%	315,224	3%
Total	$10,234,473	100%	$2,280,080	100%	$12,514,553	100%

($ in thousands)	December 31, 2021
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,520,010		$971,731		$4,491,741
Northern California	1,024,564		506,310		1,530,874
California	4,544,574	49%	1,478,041	68%	6,022,615	54%
New York	3,102,129	34%	292,540	14%	3,394,669	30%
Washington	526,721	6%	230,294	11%	757,015	7%
Massachusetts	258,372	3%	75,815	4%	334,187	3%
Georgia	279,328	3%	25,208	1%	304,536	3%
Texas	230,402	3%	—	—%	230,402	2%
Other markets	152,176	2%	42,923	2%	195,099	1%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%
Lien priority:
First mortgage	$9,093,702	100%	$1,872,440	87%	$10,966,142	98%
Junior lien mortgage	—	—%	272,381	13%	272,381	2%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%

Consumer — Single-Family Residential Mortgages. Single-family residential loans totaled $10.23 billion as of June 30, 2022, compared with $9.09 billion as of December 31, 2021, and accounted for 22% of total loans held-for-investment as of both dates. Year-to-date, single-family residential mortgages increased $1.14 billion or 13%, primarily driven by net growth in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both June 30, 2022 and December 31, 2021. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically each year, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $2.91 billion as of June 30, 2022, which grew by $411.7 million or 17% from $2.49 billion as of December 31, 2021. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $2.28 billion as of June 30, 2022, compared with $2.14 billion as of December 31, 2021, and accounted for 5% of total loans held-for-investment as of both dates. Year-to-date, HELOCs increased $135.3 million or 6%, primarily driven by growth in California and Washington. The Company was in a first lien position for 86% and 87% of total outstanding HELOCs as of June 30, 2022 and December 31, 2021, respectively. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both June 30, 2022 and December 31, 2021.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022		December 31, 2021
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$813,263	1%	$831,283	1%
Interest-bearing deposits with banks	$50,000	0%	$—	—%
AFS debt securities (1)	$290,747	0%	$242,926	0%
Loans held-for-investment (2)	$1,028,028	2%	$849,573	1%
Total assets	$2,194,940	4%	$1,933,164	3%
Subsidiary bank in China:
Cash and cash equivalents	$504,764	1%	$543,134	1%
Interest-bearing deposits with banks	$17,460	0%	$51,243	0%
AFS debt securities (3)	$134,605	0%	$141,404	0%
Loans held-for-investment (2)	$1,138,011	2%	$984,591	2%
Total assets	$1,780,396	3%	$1,709,640	3%

(1)Primarily comprised of U.S. Treasury securities and foreign government bonds as of both June 30, 2022 and December 31, 2021.
(2)Primarily comprised of C&I loans as of both June 30, 2022 and December 31, 2021.
(3)Comprised of foreign government bonds as of both June 30, 2022 and December 31, 2021.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarters and first halves of 2022 and 2021:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$10,768	2%	$6,873	2%	$18,109	2%	$12,340	1%
Subsidiary Bank in China:
Total revenue	$11,236	2%	$6,158	1%	$19,036	2%	$12,679	1%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500.0 million of the Company’s common stock, of which $354.0 million was available as of March 31, 2022. During the second quarter of 2022, the Company repurchased $100.0 million of common stock or 1,385,517 shares, at an average price of $72.17 per share. As of June 30, 2022, the total remaining available capital authorized for repurchase was $254.0 million. For additional information about the share repurchases, see Part II, Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q.

The Company’s stockholders’ equity was $5.61 billion as of June 30, 2022, a decrease of $227.7 million or 4% from $5.84 billion as of December 31, 2021. The year-to-date decrease in the Company’s stockholders’ equity was primarily due to a negative change in AOCI of $510.3 million, $115.0 million in common dividends declared, and $100.0 million in common stock repurchases, partially offset by $496.0 million in net income. The negative change in AOCI was primarily due to increased unrealized losses in AFS debt securities. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $39.81 per common share as of June 30, 2022, a decrease of 3% from $41.13 per common share as of December 31, 2021, primarily as a result of the factors described above. Tangible equity per common share was $36.44 as of June 30, 2022, compared with $37.79 as of December 31, 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. The Company paid a quarterly cash dividend of $0.40 and $0.33 per common share during the second quarters of 2022 and 2021, respectively. In July 2022, the Company’s Board of Directors declared third quarter 2022 cash dividend of $0.40 per common share. The dividend is payable on August 15, 2022 to stockholders of record as of August 1, 2022.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022		December 31, 2021		Change
	Amount	%	Amount	%	$	%
Deposits
Noninterest-bearing demand	$23,028,831	42%	$22,845,464	43%	$183,367	1%
Interest-bearing checking	7,094,726	13%	6,524,721	12%	570,005	9%
Money market	11,814,402	22%	13,130,300	25%	(1,315,898)	(10)%
Savings	3,027,819	6%	2,888,065	5%	139,754	5%
Time deposits	9,377,576	17%	7,961,982	15%	1,415,594	18%
Total deposits	$54,343,354	100%	$53,350,532	100%	$992,822	2%
Other Funds
FHLB advances	$174,776		$249,331		$(74,555)	(30)%
Repurchase agreements	611,785		300,000		311,785	104%
Long-term debt	147,801		147,658		143	0%
Total other funds	$934,362		$696,989		$237,373	34%
Total sources of funds	$55,277,716		$54,047,521		$1,230,195	2%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits. Total deposits were $54.34 billion as of June 30, 2022, an increase of $992.8 million or 2% from $53.35 billion as of December 31, 2021. The increase in deposits was primarily driven by growth in time and interest-bearing checking deposits, partially offset by a decrease in money market deposits. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q.

Other Sources of Funding

As of June 30, 2022, the Company had FHLB advances of $174.8 million compared with advances totaling $249.3 million as of December 31, 2021. As of June 30, 2022, the FHLB advances were comprised of an overnight advance of $100.0 million with a fixed interest rate of 1.66% and a term advance of $74.8 million with a floating interest rate of 1.76% and maturity in four months.

Gross repurchase agreements totaled $611.8 million and $300.0 million as of June 30, 2022 and December 31, 2021, respectively. Resale and repurchase agreements are reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both June 30, 2022 and December 31, 2021, the Company did not have any gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. The weighted-average interest rates were 2.70% and 2.63% for the second quarters of June 30, 2022 and 2021, respectively; and 2.66% and 2.65% for the first half of 2022 and 2021, respectively. As of June 30, 2022, gross repurchase agreements had original terms between six months and 10.0 years and remaining maturities between six months and 1.2 years.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of June 30, 2022, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.8 million and $147.7 million as of June 30, 2022 and December 31, 2021, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had weighted-average interest rates of 2.34% and 1.76% for the first halves of 2022 and 2021, respectively, with remaining maturities ranging between 12.4 years and 15.2 years as of June 30, 2022.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses methodology (“CECL”) effect on regulatory capital for two years and phases the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), loans originated by a banking organization under the PPP will be risk-weighted at zero percent for regulatory capital purposes. Accordingly, the capital ratios as of June 30, 2022 delayed 75% of the estimated impact of CECL on regulatory capital through the year 2021, and PPP loans are risk-weighted at 0%.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2022 and December 31, 2021, under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2022		December 31, 2021		Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well- Capitalized Requirements
	Company	Bank	Company	Bank
Risk-based capital ratios:
Common Equity Tier 1 capital	12.0%	11.8%	12.8%	12.3%	4.5%	7.0%	6.5%
Tier 1 capital (1)	12.0%	11.8%	12.8%	12.3%	6.0%	8.5%	8.0%
Total capital	13.2%	12.8%	14.1%	13.2%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.3%	9.2%	9.0%	8.6%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. In addition, the minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6.0%.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both June 30, 2022 and December 31, 2021, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $48.50 billion as of June 30, 2022, an increase of $4.91 billion or 11%, from $43.59 billion as of December 31, 2021. The increase in the risk-weighted assets was primarily due to loan growth.

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

The Risk Oversight Committee of the Board of Directors monitors the ERM program through established risk categories and provides oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to reduce the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review. Internal Audit provides assurance and evaluates the effectiveness of risk management, control and governance processes as established by the Company. Internal Audit has organizational independence and objectivity, reporting directly to the Board’s Audit Committee. Further discussion and analysis of the primary risk areas are detailed in the following subsections of Risk Management.

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

The following table presents the Company’s criticized loans as of June 30, 2022 and December 31, 2021:

($ in thousands)			Change
	June 30, 2022	December 31, 2021	$	%
Criticized loans
Special mention loans	$590,227	$384,694	$205,533	53%
Classified loans	432,414	448,362	(15,948)	(4)%
Total criticized loans	$1,022,641	$833,056	$189,585	23%

Special mention loans to loans held-for-investment	1.27%	0.92%
Classified loans to loans held-for-investment	0.93%	1.08%
Criticized loans to loans held-for-investment	2.20%	2.00%

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $89.9 million or 0.14% of total assets as of June 30, 2022, a decrease of $13.5 million or 13%, compared with $103.5 million or 0.17% of total assets as of December 31, 2021.

The following table presents information regarding nonperforming assets as of June 30, 2022 and December 31, 2021:

($ in thousands)			Change
	June 30, 2022	December 31, 2021	$	%
Commercial:
C&I	$40,053	$59,023	$(18,970)	(32)%
CRE:
CRE	11,276	9,498	1,778	19%
Multifamily residential	1,466	444	1,022	230%
Total CRE	12,742	9,942	2,800	28%
Consumer:
Residential mortgage:
Single-family residential	27,426	15,720	11,706	74%
HELOCs	9,703	8,444	1,259	15%
Total residential mortgage	37,129	24,164	12,965	54%
Other consumer	11	52	(41)	(79)%
Total nonaccrual loans	89,935	93,181	(3,246)	(3)%
OREO, net	—	363	(363)	(100)%
Other nonperforming assets	—	9,938	(9,938)	(100)%
Total nonperforming assets	$89,935	$103,482	$(13,547)	(13)%
Nonperforming assets to total assets	0.14%	0.17%
Nonaccrual loans to loans held-for-investment	0.19%	0.22%
Allowance for loan losses to nonaccrual loans	626.31%	581.21%
TDRs included in nonperforming loans	$41,314	$30,383

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

Nonaccrual loans were $89.9 million as of June 30, 2022, a decrease of $3.2 million or 3% from $93.2 million as of December 31, 2021. This decrease was predominantly the result of charge-offs and paydowns of commercial loans, partially offset by increases in single-family residential nonaccrual loans. As of June 30, 2022, $44.3 million or 49% of nonaccrual loans were less than 90 days delinquent. In comparison, $54.2 million or 58% of nonaccrual loans were less than 90 days delinquent as of December 31, 2021.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2022 and December 31, 2021:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	June 30, 2022	December 31, 2021	$	%	June 30, 2022	December 31, 2021
Commercial:
C&I	$10,130	$11,069	$(939)	(8)%	0.07%	0.08%
CRE:
CRE	652	3,722	(3,070)	(82)%	0.00%	0.03%
Multifamily residential	830	5,342	(4,512)	(84)%	0.02%	0.15%
Total CRE	1,482	9,064	(7,582)	(84)%	0.01%	0.06%
Total commercial	11,612	20,133	(8,521)	(42)%	0.03%	0.07%
Consumer:
Residential mortgage:
Single-family residential	20,714	18,760	1,954	10%	0.20%	0.21%
HELOCs	6,867	5,854	1,013	17%	0.30%	0.27%
Total residential mortgage	27,581	24,614	2,967	12%	0.22%	0.22%
Other consumer	98	108	(10)	(9)%	0.12%	0.08%
Total consumer	27,679	24,722	2,957	12%	0.22%	0.22%
Total	$39,291	$44,855	$(5,564)	(12)%	0.08%	0.11%

(1)There were no accruing loans past due 90 days or more as of both June 30, 2022 and December 31, 2021.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by portfolio segment as of June 30, 2022 and December 31, 2021. The allowance for loan losses for TDRs was $12.6 million as of June 30, 2022 and $4.8 million as of December 31, 2021.

($ in thousands)	June 30, 2022			December 31, 2021
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$65,402	$36,012	$101,414	$77,256	$28,239	$105,495
CRE:
CRE	22,937	—	22,937	23,379	—	23,379
Multifamily residential	2,903	1,238	4,141	4,042	197	4,239
Total CRE	25,840	1,238	27,078	27,421	197	27,618
Consumer:
Residential mortgage:
Single-family residential	3,018	3,604	6,622	6,585	1,102	7,687
HELOCs	2,060	460	2,520	2,553	845	3,398
Total residential mortgage	5,078	4,064	9,142	9,138	1,947	11,085
Total TDRs	$96,320	$41,314	$137,634	$113,815	$30,383	$144,198

Performing TDRs were $96.3 million as of June 30, 2022, a decrease of $17.5 million or 15% from $113.8 million as of December 31, 2021. This decrease primarily reflected the paydowns of performing C&I TDR loans and transfers of single-family and multifamily residential loans to nonperforming status. Approximately 97% and 94% of the performing TDRs were current as of June 30, 2022 and December 31, 2021, respectively. Nonperforming TDRs were $41.3 million as of June 30, 2022, an increase of $10.9 million or 36% from $30.4 million as of December 31, 2021. This increase primarily reflected newly designated nonperforming C&I TDR loans and transfers of single-family and multifamily residential loans from performing to nonperforming TDR status, partially offset by payoffs and paydowns of C&I nonperforming TDR loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. Customers who require further assistance upon exiting from the COVID-19 deferred programs may receive further modifications which may be classified as TDRs. As of June 30, 2022, there were no TDRs that were provided modifications related to the COVID-19 pandemic, and the amount of TDRs that were provided modification related to the COVID-19 pandemic were insignificant as of December 31, 2021.

Loan Modifications Due to COVID-19 Pandemic

The Company has granted a range of commercial and consumer loan accommodations, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. For COVID-19 related loan modifications, which occurred between March 2020 through January 1, 2022, that have met the loan modification criteria under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, or under the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), the Company elected to temporarily suspend TDR accounting under ASC Subtopic 310-40. Accordingly, the delinquency aging of loans modified related to the COVID-19 pandemic were frozen at the time of the modification during the relief period which expired on January 1, 2022. Interest income continues to be recognized over the accommodation periods. See additional information in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of June 30, 2022, COVID-19 loans under payment deferral and forbearance programs totaled $49.8 million, or 0.1% of total loans, compared with $363.1 million, or 0.9% of total loans as of December 31, 2021. Loans that have exited the modification program were predominantly current as of June 30, 2022.

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

The Company is committed to maintain the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of June 30, 2022 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2021 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022		December 31, 2021
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$363,282	33%	$338,252	34%
CRE:
CRE	140,245	29%	150,940	29%
Multifamily residential	26,552	10%	14,400	9%
Construction and land	6,682	1%	15,468	1%
Total CRE	173,479	40%	180,808	39%
Total commercial	536,761	73%	519,060	73%
Consumer:
Residential mortgage:
Single-family residential	21,840	22%	17,160	22%
HELOCs	3,220	5%	3,435	5%
Total residential mortgage	25,060	27%	20,595	27%
Other consumer	1,449	0%	1,924	0%
Total consumer	26,509	27%	22,519	27%
Total allowance for loan losses	$563,270	100%	$541,579	100%
Allowance for unfunded credit commitments	$24,304		$27,514
Total allowance for credit losses	$587,574		$569,093
Loans held-for-investment	$46,502,076		$41,693,781
Allowance for loan losses to loans held-for-investment	1.21%		1.30%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average loans held-for-investment	$44,625,760	$39,622,090	$43,375,718	$39,177,831
Annualized net (recoveries) charge-offs to average loans held-for-investment	(0.06)%	0.13%	0.01%	0.14%

The allowance for loan losses was $563.3 million as of June 30, 2022, an increase of $21.7 million from $541.6 million as of December 31, 2021, primarily reflecting loan growth. Second quarter 2022 net recoveries were $6.6 million or annualized 0.06% of average loans held-for-investment, compared with net charge-offs of $13.3 million or annualized 0.13% of average loans held-for-investment, for the second quarter of 2021. First half of 2022 net charge-offs were $1.7 million or annualized 0.01% of average loans held-for investment, compared with $26.7 million or annualized 0.14% of average loans held-for-investment for the first half of 2021. The decrease in net charge-offs was primarily due to decreases in C&I and CRE charge-offs.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions, respectively. As of June 30, 2022, the Company assigned a lower weighting to its downside scenario and higher weighting to the baseline and upside scenarios, compared with the weightings assigned as of December 31, 2021. The current forecast incorporates an updated impact of rising inflation on the economy, supply chain constraints compounded by the continuing Russia-Ukraine war, and the lower than previously expected annual Gross Domestic Product (“GDP”) growth. Although economic growth has slowed, the labor market has remained strong. Macroeconomic assumptions underlying the baseline forecast include: (1) annual GDP growth of 2.7% for 2022; (2) 3.3% unemployment rate by the end of 2022; and (3) rising interest rates. The downside scenario assumed annual GDP growth of 1.5% in 2022, and an unemployment rate that was expected to rise from 3.6% to 6.4% by the end of 2022. The upside scenario assumed an annual GDP growth of 3.2% in 2022 and an unemployment rate that was expected to decline from 3.6% to 2.9% by the end of 2022.

As of June 30, 2022 and December 31, 2021, PPP loans outstanding were $153.3 million and $534.2 million, respectively. Because these loans are fully guaranteed by the SBA, there was no allowance for loan losses established for these loans as of June 30, 2022 and December 31, 2021.

The allowance for unfunded credit commitments was $24.3 million as of June 30, 2022, compared with $27.5 million as of December 31, 2021.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $54.34 billion as of June 30, 2022, compared with $53.35 billion as of December 31, 2021. The Company’s loan-to-deposit ratio was 86% as of June 30, 2022, compared with 78% as of December 31, 2021.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. As of June 30, 2022, the Company had available borrowing capacity of $22.62 billion, including $12.60 billion with the FHLB and $1.96 billion with the FRBSF. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Bank’s unsecured federal funds lines of credit with correspondent banks, subject to availability, totaled $1.04 billion as of June 30, 2022. Estimated borrowing capacity from unpledged debt securities totaled $7.03 billion as of June 30, 2022. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further detail related to the Company’s funding sources.

The Company maintains a certain level of liquid assets in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022			December 31, 2021
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$1,902,053	$1,902,053	$—	$3,912,935	$3,912,935
Interest-bearing deposits with banks	—	712,709	712,709	—	736,492	736,492
Resale agreements due to mature in one year	—	598,000	598,000	—	1,818,503	1,818,503
AFS debt securities:
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	159,113	750,818	909,931	384,895	1,949,757	2,334,652
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	230,754	2,243,318	2,474,072	418,761	3,738,502	4,157,263
Foreign government bonds	—	242,997	242,997	—	257,733	257,733
Municipal securities	—	266,733	266,733	—	523,158	523,158
Non-agency mortgage-backed securities, asset-backed securities and CLOs	193	1,802,285	1,802,478	240	2,042,642	2,042,882
Corporate debt securities	—	559,293	559,293	—	649,665	649,665
Total	$390,060	$9,078,206	$9,468,266	$803,896	$15,629,387	$16,433,283

Unencumbered liquid assets totaled $9.08 billion as of June 30, 2022, compared with $15.63 billion as of December 31, 2021. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging. The year-to-date decrease in liquid assets was primarily related to the transfer of $3.01 billion of debt securities from AFS to HTM, a $2.01 billion decrease in cash and cash equivalents primarily to fund loans, and a $1.22 billion decrease in resale agreements primarily due to repayments.

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

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activities in the first halves of 2022 and 2021. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2021 Form 10-K. East West held $231.6 million and $345.0 million in cash and cash equivalents as of June 30, 2022 and December 31, 2021, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the current year.

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

As of June 30, 2022, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more information on how economic conditions may impact our liquidity, see Item 1A. Risk Factors of the Company’s 2021 Form 10-K.

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

With oversight by the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposure to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s debt securities portfolio, loan portfolio, available funding channels, and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under various interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company uses both a static balance sheet and a forward growth balance sheet to perform these analyses. The simulated interest rate scenarios include a non-parallel shift in the yield curve and a gradual non-parallel shift in the yield curve (“rate ramp”) over a static balance sheet. In addition, the Company also performs simulations using alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities, and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. The Company used full betas with each incremental rate increase in the rate ramp scenarios, and did not assume lags in repricing. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in benchmark interest rates. The model is also sensitive to the loan and investment prepayment assumptions that are based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

Simulation results are highly dependent on input assumptions. To the extent actual behavior is different from the assumptions in the models, there could be material changes in interest rate sensitivity results. The assumptions applied in the model are documented and supported for reasonableness, and periodically back-tested to assess their effectiveness. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the ALCO. Scenario results do not reflect strategies that management could employ to limit the impact of changing interest rate expectations.

In March 2022, the Federal Reserve raised the target range for the fed funds rate to 0.25% to 0.50% to address concerns about inflation, which reflected supply and demand imbalances due to the pandemic, higher energy prices, and broader price pressures. In June 2022, the Federal Reserve continued its aggressive approach in responding to inflation, raising the target range for the fed funds rate to 1.50% to 1.75%. In July 2022, the Federal Reserve further raised the benchmark rate to 2.25% to 2.50% and the market estimates that interest rates are likely to continue rising, potentially reaching 3.50% or higher by the end of 2022.

Twelve-Month Net Interest Income Simulation

Net interest income simulation modeling measures interest rate risk through earnings volatility. The simulation projects the cash flow changes in interest rate sensitive assets and liabilities, expressed in terms of net interest income, over a specified time horizon for defined interest rate scenarios. Net interest income simulations generate insight into the impact of market rates changes on earnings, which help guide risk management decisions. The Company assesses interest rate risk by comparing the impacts of net interest income in different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps as of June 30, 2022 and December 31, 2021, based on a static balance sheet as of the date of the analysis.

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	June 30, 2022	December 31, 2021
+200	13.8%	19.5%
+100	7.0%	9.4%
-100	(7.0)%	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net interest income over 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. Growth and/or contraction in the Company’s loans, other earning assets, deposits and borrowings may lead to changes in sensitivity to interest rate movements. Year-to-date decreases in cash and cash equivalents, resale agreements, and short-term investments; growth in fixed-rate loans, as well as changes in the funding mix have decreased the Company’s asset sensitivity. In the table above, net interest income volatility is expressed in relation to base-case net interest income, which increased between June 30, 2022 and December 31, 2021, due to balance sheet growth and an expanded base-case net interest margin.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraphs, the Company also models scenarios based on gradual shifts in interest rates and the corresponding impacts. These interest rate scenarios provide additional information to estimate the Company’s underlying interest rate risk. The rate ramp table below shows the net interest income volatility under a gradual non-parallel shift of the yield curve, in even monthly increments over the first 12 months, followed by rates held constant thereafter based on a static balance sheet as of the date of the analysis. Actual results will vary based on the timing and pace of interest rate changes, as well as changes of the balance sheet.

Change in Interest Rates (in bps)	Net Interest Income Volatility
	June 30, 2022	December 31, 2021
+200 Rate Ramp	6.3%	9.2%
+100 Rate Ramp	3.0%	4.1%
-100 Rate Ramp	(2.8)%	NM
-200 Rate Ramp	NM	NM

NM — Not meaningful.

As of June 30, 2022, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase when interest rates rise, as the Company has a large share of variable rate loans in its loan portfolio, primarily linked to Prime or LIBOR indices. The Company’s interest income is sensitive to changes in short-term interest rates. The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in terms of net interest income growth during a period of rising interest rates will also reflect earning asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.

Economic Value of Equity at Risk

Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank. The fair market values of a bank's assets and liabilities are directly linked to interest rates. The economic value approach provides a comparatively broader scope than the net interest income volatility approach since it captures all anticipated cash flows.

The EVE simulation reflects the sensitivity of the EVE to interest rate changes across the full maturity spectrum of the Company’s assets and liabilities. It identifies risks arising from repricing, prepayment and maturity gaps between assets and liabilities on the balance sheet, as well as off-balance sheet derivative exposure. The simulation provides long-term economic perspective into the Bank’s interest rate risk profile, which allows the Bank to manage anticipated negative effects of interest rate fluctuations.

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates of 100 and 200 bps as of June 30, 2022 and December 31, 2021:

Change in Interest Rates (in bps)	EVE Volatility (1)
	June 30, 2022	December 31, 2021
+200	2.7%	7.1%
+100	1.4%	3.5%
-100	(1.1)%	NM
-200	NM	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value of the Company in a stable interest rate environment versus net portfolio value in the various rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of June 30, 2022, compared with the results as of December 31, 2021. The changes in EVE sensitivity were primarily due to faster deposit decay speed assumptions used in the model, changes in level and shape of the yield curve, and lower cash balances as of June 30, 2022.

The Company’s EVE profile as of June 30, 2022 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and energy commodity prices. However, the Company periodically enters into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, may provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and energy commodity prices. To economically hedge against the derivative contracts entered with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and counterparty financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses to further mitigate credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

The following table summarizes certain information about derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
($ in thousands)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts	$1,525,000	$84,832	$275,000	$86,531
Fair value:
Recognized as an asset	586	2,765	—	—
Recognized as a liability	96	—	57	225
Net fair value	$490	$2,765	$(57)	$(225)
Weighted-average interest rates:
Variable-rate borrowings — Pay fixed (receive floating)	0.483% (3-month USD-LIBOR)	NM	0.483% (3-month USD-LIBOR)	NM
Variable-rate loans — Receive fixed (pay floating)	1.787% (1-month USD-LIBOR)	NM	NA	NM
Variable-rate loans — Sell cap-buy floor (floating rate )	4.575%-1.500% (1-month USD-SOFR)	NM	NA	NM
Weighted-average remaining term to maturity (in months):	29.2	8.7	13.9	2.7
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts	$17,570,112	$2,654,194	$17,575,420	$1,874,681
Fair value:
Recognized as an asset	260,740	39,559	240,222	21,033
Recognized as a liability	359,578	29,144	179,905	15,276
Net fair value	$(98,838)	$10,415	$60,317	$5,757

NM — Not meaningful.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in the Company’s asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. The Company uses derivatives to hedge the risk of variable cash flows in its variable interest rate borrowings, which includes repurchase agreements and FHLB advances, as well as a portion of its variable interest rate CRE loans. The Company also uses derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. For both the cash flow and the net investment hedges, the changes in the fair value of the hedging instruments are recognized in AOCI, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forward contracts. As of June 30, 2022, the outstanding foreign currency forwards effectively hedged approximately 44% of the net Chinese Renminbi exposure from East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments during the first half of 2022 reflect actions taken for interest rate risk and foreign exchange rate risk management. The Company repositions its derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company offers various interest rate derivative contracts to its customers. For the interest rate contracts entered into with its customers, the Company managed its interest rate risk by entering into offsetting interest rate contracts with third-party financial institutions or central clearing organizations. Certain derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. Derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to any specific Company assets or liabilities on the Consolidated Balance Sheet, or to forecasted transactions in a hedging relationship, and are therefore classified as economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. For the foreign exchange contracts entered into with its customers, the Company managed its foreign exchange and credit exposures by entering into offsetting foreign exchange contracts with third-party financial institutions and/or entering into bilateral collateral and master netting agreements with customer counterparties. The changes in the fair values entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. As of June 30, 2022, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of energy commodity price fluctuations. To economically hedge against the risk of fluctuation in energy commodity prices in the products offered to its customers, the Company enters into offsetting energy commodity contracts with third-party financial institutions or central clearing organizations. Certain derivative contracts entered into with central clearing organizations are settled-to-market daily, to the extent the central clearing organizations’ rulebooks legally characterize the variation margin as settlement. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

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

•allowance for credit losses;
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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Net income	(a)	$258,329	$224,742	$495,981	$429,736
Add: Amortization of core deposit intangibles		488	710	999	1,442
Amortization of mortgage servicing assets		364	420	756	834
Tax effect of amortization adjustments (1)		(245)	(321)	(505)	(646)
Tangible net income	(b)	$258,936	$225,551	$497,231	$431,366

Average stockholders’ equity	(c)	$5,682,427	$5,425,952	$5,762,078	$5,382,267
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(8,827)	(10,827)	(9,016)	(11,209)
Average tangible equity	(d)	$5,207,903	$4,949,428	$5,287,365	$4,905,361

Return on average equity (3)	(a)/(c)	18.23%	16.61%	17.36%	16.10%
Tangible return on average tangible equity (3)	(b)/(d)	19.94%	18.28%	18.96%	17.73%

(1)Applied statutory tax rate of 28.77% for the second quarter and first half of 2022. Applied statutory tax rate of 28.37% for the second quarter and first half of 2021.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

($ in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Net interest income before provision for (reversal of) credit losses		$472,952	$376,473	$888,565	$730,168
Total noninterest income		78,444	68,431	158,187	141,297
Total revenue	(a)	$551,396	$444,904	$1,046,752	$871,465

Total noninterest expense	(b)	$196,860	$189,523	$386,310	$380,600
Less: Amortization of tax credit and other investments		(14,979)	(27,291)	(28,879)	(52,649)
Amortization of core deposit intangibles		(488)	(710)	(999)	(1,442)
Adjusted noninterest expense	(c)	$181,393	$161,522	$356,432	$326,509

Efficiency ratio	(b)/(a)	35.70%	42.60%	36.91%	43.67%
Adjusted efficiency ratio	(c)/(a)	32.90%	36.30%	34.05%	37.47%

($ and shares in thousands, except per share data)		June 30, 2022	December 31, 2021
Stockholders’ equity	(a)	$5,609,482	$5,837,218
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(8,537)	(9,334)
Tangible equity	(b)	$5,135,248	$5,362,187

Number of common shares at period-end	(c)	140,917	141,908
Book value per common share	(a)/(c)	$39.81	$41.13
Tangible equity per common share	(b)/(c)	$36.44	$37.79

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes common stock repurchased by the Company under the Company’s common stock repurchase program for the second quarter of 2022:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April	370,000	$72.91	370,000	$327.1
May	1,015,517	71.90	1,015,517	254.0
June	—	—	—	254.0
Total	1,385,517	$72.17	1,385,517	$254.0

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements totaling $380 thousand during the second quarter of 2022.
(2)On March 3, 2020, the Company’s Board of Directors authorized, and the Company announced, the repurchase of up to $500.0 million of the Company’s common stock. This $500.0 million repurchase authorization is inclusive of the Company’s $100.0 million stock repurchase authorization that is previously outstanding. The share repurchase authorization has no expiration date.

ITEM 6. EXHIBITS

The following exhibit index lists Exhibits filed, or in the case of Exhibits 32.1 and 32.2 furnished, with this report:

Exhibit No.	Exhibit Description

3.1
Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit 3(i) from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

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

3.1.5
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B of the Registrant [Incorporated by reference to Exhibit 3.1, 4.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 9, 2008 (File No. 000-24939).]

3.1.6
Certificate of Designations of Mandatorily Convertible Cumulative Non-Voting Perpetual Preferred Stock, Series C of the Registrant [Incorporated by reference to Exhibit 3.1, 4.1 from Registrant’s Current Report on Form 8-K filed with the Commission on November 12, 2009 (File No. 000-24939).]

3.2
Amended and Restated Bylaws of the Registrant dated May 26, 2022 [Incorporated by reference to Exhibit 3.1 from Registrant’s Current Report on Form 8-K filed with the Commission on May 27, 2022 (File No. 000-24939).]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LIBOR	London Interbank Offered Rate
ALCO	Asset/Liability Committee	LIBOR Act	Adjustable Interest Rate (LIBOR) Act
AOCI	Accumulated other comprehensive (loss) income	LTV	Loan-to-value
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MMBTU	Million British thermal unit
C&I	Commercial and industrial	NAV	Net asset value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	NRSRO	Nationally recognized statistical rating organizations
CECL	Current expected credit losses	OREO	Other real estate owned
CLO	Collateralized loan obligations	OTTI	Other-than-temporary impairment
CME	Chicago Mercantile Exchange	PD	Probability of default
COVID-19	Coronavirus Disease 2019	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	RMB	Chinese Renminbi
CRE	Commercial real estate	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERM	Enterprise risk management	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FRBSF	Federal Reserve Bank of San Francisco	SBLC	Standby letters of credit
FTP	Funds transfer pricing	SEC	U.S. Securities and Exchange Commission
GAAP	Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	TDR	Troubled debt restructuring
HELOC	Home equity lines of credit	U.S.	United States
HTM	Held-to-maturity	USD	U.S. dollar
LCH	London Clearing House	VIE	Variable interest entity
LGD	Loss given default

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2022

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer