Form 10-Q
period 2022-09-30
EAST WEST BANCORP INC
filed 2022-11-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 140,946,569 shares as of October 31, 2022.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$554,260	$527,317
Interest-bearing cash with banks	1,609,093	3,385,618
Cash and cash equivalents	2,163,353	3,912,935
Interest-bearing deposits with banks	630,543	736,492
Assets purchased under resale agreements (“resale agreements”)	892,986	2,353,503
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,771,354 and $10,087,179)	5,906,090	9,965,353
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,459,135)	3,012,667	—
Loans held-for-sale	14,500	635
Loans held-for-investment (net of allowance for loan losses of $582,517 and $541,579)	46,859,738	41,152,202
Investments in qualified affordable housing partnerships, tax credit and other investments, net	725,254	628,263
Premises and equipment (net of accumulated depreciation of $146,073 and $139,358)	91,587	97,302
Goodwill	465,697	465,697
Operating lease right-of-use assets	105,411	98,632
Other assets	1,708,235	1,459,687
TOTAL	$62,576,061	$60,870,701
LIABILITIES
Deposits:
Noninterest-bearing	$21,645,394	$22,845,464
Interest-bearing	32,211,968	30,505,068
Total deposits	53,857,362	53,350,532
Federal funds purchased	200,000	—
Federal Home Loan Bank (“FHLB”) advances	324,920	249,331
Assets sold under repurchase agreements (“repurchase agreements”)	611,785	300,000
Long-term debt and finance lease liabilities	152,610	151,997
Operating lease liabilities	113,477	105,534
Accrued expenses and other liabilities	1,655,239	876,089
Total liabilities	56,915,393	55,033,483
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 168,427,227 and 167,790,645 shares issued	168	168
Additional paid-in capital	1,926,393	1,893,557
Retained earnings	5,302,897	4,683,659
Treasury stock, at cost 27,509,715 and 25,882,691 shares	(768,758)	(649,785)
Accumulated other comprehensive loss (“AOCI”), net of tax	(800,032)	(90,381)
Total stockholders’ equity	5,660,668	5,837,218
TOTAL	$62,576,061	$60,870,701

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$560,452	$363,503	$1,376,978	$1,057,964
Debt securities	51,092	37,826	139,935	101,616
Resale agreements	6,769	8,957	23,705	23,077
Restricted equity securities	843	500	2,274	1,588
Interest-bearing cash and deposits with banks	9,080	4,521	17,127	11,781
Total interest and dividend income	628,236	415,307	1,560,019	1,196,026
INTEREST EXPENSE
Deposits	68,894	15,970	104,371	55,790
Federal funds purchased and other short-term borrowings	1,177	—	1,427	42
FHLB advances	392	857	1,529	6,025
Repurchase agreements	4,421	2,012	8,855	5,981
Long-term debt and finance lease liabilities	1,543	762	3,463	2,314
Total interest expense	76,427	19,601	119,645	70,152
Net interest income before provision for (reversal of) credit losses	551,809	395,706	1,440,374	1,125,874
Provision for (reversal of) credit losses	27,000	(10,000)	48,500	(25,000)
Net interest income after provision for (reversal of) credit losses	524,809	405,706	1,391,874	1,150,874
NONINTEREST INCOME
Lending fees	20,289	17,516	59,869	56,965
Deposit account fees	23,636	18,508	66,323	51,233
Interest rate contracts and other derivative income	8,761	7,156	29,695	20,981
Foreign exchange income	10,083	13,101	34,143	35,634
Wealth management fees	8,903	5,598	21,494	20,460
Net gains on sales of loans	2,129	3,329	5,968	6,601
Gains on sales of AFS debt securities	—	354	1,306	1,178
Other investment (loss) income	(580)	5,349	5,910	13,870
Other income	2,331	2,198	9,031	7,484
Total noninterest income	75,552	73,109	233,739	214,406
NONINTEREST EXPENSE
Compensation and employee benefits	127,580	105,751	357,213	318,985
Occupancy and equipment expense	15,920	15,851	46,853	47,150
Deposit insurance premiums and regulatory assessments	4,875	4,641	14,519	12,791
Deposit account expense	6,707	4,136	17,071	11,845
Data processing	3,725	3,575	10,876	12,088
Computer software expense	6,889	8,426	20,755	23,106
Consulting expense	1,620	1,635	5,474	4,978
Legal expense	689	2,363	2,454	5,840
Other operating expense	28,094	20,998	78,315	58,544
Amortization of tax credit and other investments	19,874	38,008	48,753	90,657
Total noninterest expense	215,973	205,384	602,283	585,984
INCOME BEFORE INCOME TAXES	384,388	273,431	1,023,330	779,296
INCOME TAX EXPENSE	89,049	47,982	232,010	124,111
NET INCOME	$295,339	$225,449	$791,320	$655,185
EARNINGS PER SHARE (“EPS”)
BASIC	$2.10	$1.59	$5.59	$4.62
DILUTED	$2.08	$1.57	$5.55	$4.58
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	140,917	141,880	141,453	141,799
DILUTED	142,011	143,143	142,601	143,051

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$295,339	$225,449	$791,320	$655,185
Other comprehensive loss, net of tax:
Net changes in unrealized losses on AFS debt securities	(161,445)	(41,178)	(523,593)	(101,577)
Net changes in unrealized gains (losses) on securities transferred from AFS to HTM	3,256	—	(103,674)	—
Net changes in unrealized (losses) gains on cash flow hedges	(33,269)	51	(64,372)	551
Foreign currency translation adjustments	(7,926)	(1,752)	(18,012)	(867)
Other comprehensive loss	(199,384)	(42,879)	(709,651)	(101,893)
COMPREHENSIVE INCOME	$95,955	$182,570	$81,669	$553,292

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2021	141,877,505	$1,876,247	$4,335,327	$(649,337)	$(14,689)	$5,547,548
Net income	—	—	225,449	—	—	225,449
Other comprehensive loss	—	—	—	—	(42,879)	(42,879)
Issuance of common stock pursuant to various stock compensation plans and agreements	9,643	7,792	—	—	—	7,792
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,417)	—	—	(254)	—	(254)
Cash dividends on common stock ($0.33 per share)	—	—	(47,455)	—	—	(47,455)
BALANCE, SEPTEMBER 30, 2021	141,883,731	$1,884,039	$4,513,321	$(649,591)	$(57,568)	$5,690,201
BALANCE, JULY 1, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482
Net income	—	—	295,339	—	—	295,339
Other comprehensive loss	—	—	—	—	(199,384)	(199,384)
Issuance of common stock pursuant to various stock compensation plans and agreements	206	12,329	—	—	—	12,329
Repurchase of common stock pursuant to various stock compensation plans and agreements	(83)	—	—	(6)	—	(6)
Cash dividends on common stock ($0.40 per share)	—	—	(57,092)	—	—	(57,092)
BALANCE, SEPTEMBER 30, 2022	140,917,512	$1,926,561	$5,302,897	$(768,758)	$(800,032)	$5,660,668

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2021	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	655,185	—	—	655,185
Other comprehensive loss	—	—	—	—	(101,893)	(101,893)
Issuance of common stock pursuant to various stock compensation plans and agreements	523,449	25,520	—	—	—	25,520
Repurchase of common stock pursuant to various stock compensation plans and agreements	(204,947)	—	—	(15,508)	—	(15,508)
Cash dividends on common stock ($0.99 per share)	—	—	(142,278)	—	—	(142,278)
BALANCE, SEPTEMBER 30, 2021	141,883,731	$1,884,039	$4,513,321	$(649,591)	$(57,568)	$5,690,201
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	791,320	—	—	791,320
Other comprehensive loss	—	—	—	—	(709,651)	(709,651)
Issuance of common stock pursuant to various stock compensation plans and agreements	640,053	32,836	—	—	—	32,836
Repurchase of common stock pursuant to various stock compensation plans and agreements	(244,978)	—	—	(18,983)	—	(18,983)
Repurchase of common stock pursuant to the Stock Repurchase Plan	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($1.20 per share)	—	—	(172,082)	—	—	(172,082)
BALANCE, SEPTEMBER 30, 2022	140,917,512	$1,926,561	$5,302,897	$(768,758)	$(800,032)	$5,660,668

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$791,320	$655,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,980	116,371
Amortization of premiums and accretion of discount, net	26,336	17,392
Stock compensation costs	29,338	24,047
Deferred income tax (benefit) expense	(6,107)	787
Provision for (reversal of) credit losses	48,500	(25,000)
Net gains on sales of loans	(5,968)	(6,601)
Gains on sales of AFS debt securities	(1,306)	(1,178)
Loans held-for-sale:
Originations and purchases	(447)	(9,323)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	461	11,337
Proceeds from distributions received from equity method investees	5,642	7,624
Net change in accrued interest receivable and other assets	56,958	(78,649)
Net change in accrued expenses and other liabilities	584,655	30,179
Other operating activities, net	5,057	3,660
Total adjustments	825,099	90,646
Net cash provided by operating activities	1,616,419	745,831
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(91,710)	(141,882)
Interest-bearing deposits with banks	105,479	4,576
Resale agreements:
Proceeds from paydowns and maturities	1,719,076	698,274
Purchases	(258,559)	(1,834,416)
AFS debt securities:
Proceeds from sales	129,181	236,967
Proceeds from repayments, maturities and redemptions	711,950	1,346,839
Purchases	(769,007)	(5,884,389)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	60,140	—
Purchases	(50,000)	—
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	453,315	416,426
Purchases	(599,660)	(746,395)
Other changes in loans held-for-investment, net	(5,675,012)	(1,798,011)
Proceeds from sales of OREO	—	28,560
Purchase of bank-owned life insurance	—	(150,000)
Proceeds from distributions received from equity method investees	13,557	5,626
Other investing activities, net	920	(61)
Net cash used in investing activities	(4,250,330)	(7,817,886)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	623,025	8,486,734
Net change in federal funds purchased and short-term borrowings	200,006	(21,143)
FHLB advances:
Proceeds	4,600,200	—
Repayment	(4,525,200)	(405,000)
Repurchase agreements:
Proceeds from repurchase agreements	311,785	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(710)	(909)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	(99,990)	—
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,444	1,180
Stocks tendered for payment of withholding taxes	(18,983)	(15,508)
Cash dividends paid	(171,991)	(141,911)
Net cash provided by financing activities	919,586	7,903,443
Effect of exchange rate changes on cash and cash equivalents	(35,257)	3,542
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,749,582)	834,930
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,912,935	4,017,971
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,163,353	$4,852,901

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$107,146	$70,833
Income taxes, net	$233,082	$137,452
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$3,010,003	$—
Loans transferred from held-for-investment to held-for-sale	$463,769	$411,416
Loans transferred to other real estate owned (“OREO”) and other foreclosed assets	$—	$49,122

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (“this Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2022, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting periods, and the related disclosures. Although our current estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual results could be materially different from those estimates. Hence, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures	January 1, 2023
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
ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions	January 1, 2024	ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This ASU also requires the following disclosures for equity securities that are subject to contractual restrictions: the fair value of equity securities subject to contractual sale restrictions; nature and remaining duration of the restrictions; and circumstances that could cause a lapse in the restrictions.

		The guidance should be applied on a prospective basis with any adjustments from the adoption of the amendment recognized in earnings and disclosed on the date of adoption.	The Company does not expect the adoption of this guidance to have an impact on the Company’s Consolidated Financial Statements. The Company expects to adopt ASU 2022-03 on January 1, 2024.

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

Held-to-Maturity Debt Securities — Debt securities that the Company has the intent and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of allowance for credit losses. The criteria used to place HTM debt securities on nonaccrual are largely similar to those described for loans. The amortized cost of the Company’s HTM debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on HTM debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. Any cash collected on nonaccrual HTM securities is applied to reduce the security’s amortized cost basis and not as interest income. Generally, the Company returns an HTM security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.

Allowance for Credit Losses on Held-to-Maturity Debt Securities — For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. The Company applies a zero credit loss assumption to certain HTM debt securities, including debt securities that are either guaranteed or issued by the U.S. government or government-sponsored enterprises, are highly rated by nationally recognized statistical rating organizations (“NRSROs”), and have a long history of no credit losses. Any expected credit loss is recorded through the allowance for credit losses on HTM debt securities and deducted from the amortized cost basis of the security, reflecting the net amount the Company expects to collect.

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

Equity Securities — Equity securities consisted of mutual funds as of both September 30, 2022 and December 31, 2021. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of September 30, 2022 and December 31, 2021, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of the borrowers, which are mainly in the technology and life sciences sectors. As of September 30, 2022 and December 31, 2021, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$600,677	$—	$—	$600,677
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	260,424	—	260,424
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	521,885	—	521,885
Residential mortgage-backed securities	—	1,793,429	—	1,793,429
Municipal securities	—	249,502	—	249,502
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	397,975	—	397,975
Residential mortgage-backed securities	—	671,538	—	671,538
Corporate debt securities	—	529,565	—	529,565
Foreign government bonds	—	225,810	—	225,810
Asset-backed securities	—	64,870	—	64,870
Collateralized loan obligations (“CLOs”)	—	590,415	—	590,415
Total AFS debt securities	$600,677	$5,305,413	$—	$5,906,090

Investments in tax credit and other investments:
Equity securities	$19,637	$4,200	$—	$23,837
Total investments in tax credit and other investments	$19,637	$4,200	$—	$23,837

Derivative assets:
Interest rate contracts	$—	$430,038	$—	$430,038
Foreign exchange contracts	—	81,874	—	81,874
Equity contracts	—	1	345	346
Commodity contracts	—	369,146	—	369,146
Gross derivative assets	$—	$881,059	$345	$881,404
Netting adjustments (1)	$—	$(605,957)	$—	$(605,957)
Net derivative assets	$—	$275,102	$345	$275,447

Derivative liabilities:
Interest rate contracts	$—	$615,327	$—	$615,327
Foreign exchange contracts	—	64,049	—	64,049
Credit contracts	—	27	—	27
Commodity contracts	—	350,198	—	350,198
Gross derivative liabilities	$—	$1,029,601	$—	$1,029,601
Netting adjustments (1)	$—	$(239,206)	$—	$(239,206)
Net derivative liabilities	$—	$790,395	$—	$790,395

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,032,681	$—	$—	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	1,301,971	—	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,228,980	—	1,228,980
Residential mortgage-backed securities	—	2,928,283	—	2,928,283
Municipal securities	—	523,158	—	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	496,443	—	496,443
Residential mortgage-backed securities	—	881,931	—	881,931
Corporate debt securities	—	649,665	—	649,665
Foreign government bonds	—	257,733	—	257,733
Asset-backed securities	—	74,558	—	74,558
CLOs	—	589,950	—	589,950
Total AFS debt securities	$1,032,681	$8,932,672	$—	$9,965,353

Investments in tax credit and other investments:
Equity securities	$22,130	$4,474	$—	$26,604
Total investments in tax credit and other investments	$22,130	$4,474	$—	$26,604

Derivative assets:
Interest rate contracts	$—	$240,222	$—	$240,222
Foreign exchange contracts	—	21,033	—	21,033
Equity contracts	—	5	215	220
Commodity contracts	—	222,709	—	222,709
Gross derivative assets	$—	$483,969	$215	$484,184
Netting adjustments (1)	$—	$(100,953)	$—	$(100,953)
Net derivative assets	$—	$383,016	$215	$383,231

Derivative liabilities:
Interest rate contracts	$—	$179,962	$—	$179,962
Foreign exchange contracts	—	15,501	—	15,501
Credit contracts	—	141	—	141
Commodity contracts	—	194,567	—	194,567
Gross derivative liabilities	$—	$390,171	$—	$390,171
Netting adjustments (1)	$—	$(232,727)	$—	$(232,727)
Net derivative liabilities	$—	$157,444	$—	$157,444

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and nine months ended September 30, 2022 and 2021, Level 3 fair value measurements that were measured on a recurring basis consisted of equity contracts issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity contracts
Beginning balance	$357	$223	$215	$273
Total (losses) gains included in earnings (1)	(12)	(9)	39	37
Issuances	—	12	91	12
Settlements	—	—	—	(96)
Transfers out of Level 3 (2)	—	(6)	—	(6)
Ending balance	$345	$220	$345	$220

(1)Includes unrealized (losses) gains of $(12) thousand and $(9) thousand for the three months ended September 30, 2022 and 2021, respectively, and $39 thousand and $(38) thousand for the nine months ended September 30, 2022 and 2021, respectively. The realized/unrealized gains (losses) of equity contracts are recorded in Lending fees on the Consolidated Statement of Income.
(2)During the three and nine months ended September 30, 2021, the Company transferred $6 thousand of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity contracts, which was previously a private company completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2022 and December 31, 2021. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2022
Derivative assets:
Equity contracts	$345	Black-Scholes option pricing model	Equity volatility	49% — 70%	59%
			Liquidity discount	47%	47%
December 31, 2021
Derivative assets:
Equity contracts	$215	Black-Scholes option pricing model	Equity volatility	44% — 54%	49%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of September 30, 2022 and December 31, 2021.

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

•When the repayment of an individually evaluated loan is dependent on the sale of the collateral, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations or unavailable. An internal valuation utilizes one or more valuation techniques such as the income, market and/or cost approaches.

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

Loans Held-for-Sale — Loans held-for-investment subsequently transferred to held-for-sale are recorded at the lower of cost or fair value upon transfer. Loans held-for-sale may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is generally determined based on available market data for similar loans and therefore, are classified as Level 2.

Other Nonperforming Assets — Other nonperforming assets are recorded at fair value upon transfer from loans to foreclosed assets. Subsequently, foreclosed assets are recorded at the lower of carrying value or fair value. Fair value is based on independent market prices, appraised values of the collateral or management’s estimated recovery of the foreclosed asset. The Company records an impairment when the foreclosed asset’s fair value declines below its carrying value. The fair value measurement of other nonperforming assets is classified within one of the three levels in a valuation hierarchy based upon the observability of inputs to the valuation as of the measurement date.

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$57,696	$57,696
Commercial real estate (“CRE”):
CRE	—	—	30,359	30,359
Multifamily residential	—	—	1,008	1,008
Total commercial	—	—	89,063	89,063
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,235	1,235
Total consumer	—	—	1,235	1,235
Total loans held-for-investment	$—	$—	$90,298	$90,298

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$102,349	$102,349
CRE:
CRE	—	—	21,891	21,891
Total commercial	—	—	124,240	124,240
Consumer:
Residential mortgage:
HELOCs	—	—	2,744	2,744
Total consumer	—	—	2,744	2,744
Total loans held-for-investment	$—	$—	$126,984	$126,984
Other nonperforming assets	$391	$—	$—	$391

The following table presents the increase (decrease) in fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loans held-for-investment:
Commercial:
C&I	$(15,265)	$(4,977)	$(30,011)	$(13,590)
CRE:
CRE	(118)	(106)	2,212	(7,186)
Multifamily residential	(5,931)	16	(5,939)	—
Total commercial	(21,314)	(5,067)	(33,738)	(20,776)
Consumer:
Residential mortgage:
HELOCs	81	3	166	(6)
Other consumer	—	—	—	(2,491)
Total consumer	81	3	166	(2,497)
Total loans held-for-investment	$(21,233)	$(5,064)	$(33,572)	$(23,273)
Investments in tax credit and other investments, net	$—	$—	$—	$877
Other nonperforming assets	$—	$(43)	$(6,861)	$(3,933)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2022 and December 31, 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
September 30, 2022
Loans held-for-investment	$40,559	Discounted cash flows	Discount	4% — 6%	4%
	$18,372	Fair value of collateral	Discount	40% — 94%	52%
	$31,367	Fair value of property	Selling cost	8%	8%

December 31, 2021
Loans held-for-investment	$64,919	Discounted cash flows	Discount	4% — 15%	7%
	$38,537	Fair value of collateral	Discount	15% — 75%	41%
	$23,528	Fair value of property	Selling cost	8%	8%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2022 and December 31, 2021.

Disclosures about Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2022 and December 31, 2021, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	September 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,163,353	$2,163,353	$—	$—	$2,163,353
Interest-bearing deposits with banks	$630,543	$—	$630,543	$—	$630,543
Resale agreements	$892,986	$—	$790,239	$—	$790,239
HTM debt securities	$3,012,667	$466,085	$1,993,050	$—	$2,459,135
Restricted equity securities, at cost	$78,254	$—	$78,254	$—	$78,254
Loans held-for-sale	$14,500	$—	$14,500	$—	$14,500
Loans held-for-investment, net	$46,859,738	$—	$—	$46,147,082	$46,147,082
Mortgage servicing rights	$6,523	$—	$—	$10,532	$10,532
Accrued interest receivable	$208,520	$—	$208,520	$—	$208,520
Financial liabilities:
Demand, checking, savings and money market deposits	$43,498,799	$—	$43,498,799	$—	$43,498,799
Time deposits	$10,358,563	$—	$10,256,100	$—	$10,256,100
Federal funds purchased	$200,000	$—	$200,000	$—	$200,000
FHLB advances	$324,920	$—	$325,000	$—	$325,000
Repurchase agreements	$611,785	$—	$617,513	$—	$617,513
Long-term debt	$147,875	$—	$140,902	$—	$140,902
Accrued interest payable	$23,934	$—	$23,934	$—	$23,934

($ in thousands)	December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,912,935	$3,912,935	$—	$—	$3,912,935
Interest-bearing deposits with banks	$736,492	$—	$736,492	$—	$736,492
Resale agreements	$2,353,503	$—	$2,335,901	$—	$2,335,901
Restricted equity securities, at cost	$77,434	$—	$77,434	$—	$77,434
Loans held-for-sale	$635	$—	$635	$—	$635
Loans held-for-investment, net	$41,152,202	$—	$—	$41,199,599	$41,199,599
Mortgage servicing rights	$5,706	$—	$—	$9,104	$9,104
Accrued interest receivable	$159,833	$—	$159,833	$—	$159,833
Financial liabilities:
Demand, checking, savings and money market deposits	$45,388,550	$—	$45,388,550	$—	$45,388,550
Time deposits	$7,961,982	$—	$7,966,116	$—	$7,966,116
FHLB advances	$249,331	$—	$250,372	$—	$250,372
Repurchase agreements	$300,000	$—	$310,525	$—	$310,525
Long-term debt	$147,658	$—	$151,020	$—	$151,020
Accrued interest payable	$11,435	$—	$11,435	$—	$11,435

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

With resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both September 30, 2022 and December 31, 2021.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $885.0 million as of September 30, 2022, and $1.33 billion as of December 31, 2021. The weighted-average yields were 2.41% and 1.50% for the three months ended September 30, 2022 and 2021, respectively; and 1.96% and 1.53% for the nine months ended September 30, 2022 and 2021, respectively.

Loans Purchased under Resale Agreements — Total loans purchased under resale agreements were $8.0 million as of September 30, 2022, and $1.02 billion as of December 31, 2021. The weighted-average yields were 3.87% and 1.48% for the three months ended September 30, 2022 and 2021, respectively; and 2.10% and 1.57% for the nine months ended September 30, 2022 and 2021, respectively.

Assets Sold under Repurchase Agreements — As of September 30, 2022, securities sold under repurchase agreements consisted of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $611.8 million as of September 30, 2022, and $300.0 million as of December 31, 2021. The weighted-average interest rates were 2.81% and 2.57% for the three months ended September 30, 2022 and 2021, respectively; and 2.73% and 2.62% for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, $311.8 million and $300.0 million of the securities sold under repurchase agreements will mature in 2022 and 2023, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Received
Resale agreements	$892,986	$—	$892,986	$(810,574)	(1)	$82,412

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

				Collateral Pledged
Repurchase agreements	$611,785	$—	$611,785	$(606,766)	(2)	$5,019

($ in thousands)	December 31, 2021
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$2,353,503	$—	$2,353,503	$(2,327,687)	(1)	$25,816

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,312	$—	$(75,635)	$600,677
U.S. government agency and U.S. government-sponsored enterprise debt securities	319,070	—	(58,646)	260,424
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	595,342	—	(73,457)	521,885
Residential mortgage-backed securities	2,043,791	58	(250,420)	1,793,429
Municipal securities	307,084	—	(57,582)	249,502
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	448,790	173	(50,988)	397,975
Residential mortgage-backed securities	784,700	—	(113,162)	671,538
Corporate debt securities	673,502	—	(143,937)	529,565
Foreign government bonds	238,720	528	(13,438)	225,810
Asset-backed securities	66,793	—	(1,923)	64,870
CLOs	617,250	—	(26,835)	590,415
Total AFS debt securities	6,771,354	759	(866,023)	5,906,090
HTM debt securities:
U.S. Treasury securities	522,713	—	(56,628)	466,085
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,233	—	(215,616)	782,617
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	509,139	—	(92,507)	416,632
Residential mortgage-backed securities	792,685	—	(142,978)	649,707
Municipal securities	189,897	—	(45,803)	144,094
Total HTM debt securities	3,012,667	—	(553,532)	2,459,135
Total debt securities	$9,784,021	$759	$(1,419,555)	$8,365,225

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,049,238	$130	$(16,687)	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,333,984	2,697	(34,710)	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,242,043	15,791	(28,854)	1,228,980
Residential mortgage-backed securities	2,968,789	8,629	(49,135)	2,928,283
Municipal securities	519,381	10,065	(6,288)	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	498,920	3,000	(5,477)	496,443
Residential mortgage-backed securities	889,937	971	(8,977)	881,931
Corporate debt securities	657,516	8,738	(16,589)	649,665
Foreign government bonds	260,447	767	(3,481)	257,733
Asset-backed securities	74,674	185	(301)	74,558
CLOs	592,250	52	(2,352)	589,950
Total AFS debt securities	$10,087,179	$51,025	$(172,851)	$9,965,353

During the first quarter of 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM. At the time of the transfer, $113.0 million of unrealized losses, net of tax, was retained in AOCI.

As of September 30, 2022 and December 31, 2021, the amortized cost of debt securities excluded accrued interest receivables of $33.8 million and $33.1 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2021 Form 10-K and Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021.

($ in thousands)	September 30, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$263,772	$(25,232)	$336,905	$(50,403)	$600,677	$(75,635)
U.S. government agency and U.S. government sponsored enterprise debt securities	88,168	(16,401)	172,256	(42,245)	260,424	(58,646)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	334,460	(39,330)	187,425	(34,127)	521,885	(73,457)
Residential mortgage-backed securities	700,318	(72,088)	1,085,253	(178,332)	1,785,571	(250,420)
Municipal securities	203,157	(46,271)	46,345	(11,311)	249,502	(57,582)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	170,101	(8,351)	218,124	(42,637)	388,225	(50,988)
Residential mortgage-backed securities	188,584	(23,168)	482,954	(89,994)	671,538	(113,162)
Corporate debt securities	247,533	(24,969)	282,032	(118,968)	529,565	(143,937)
Foreign government bonds	68,733	(336)	36,899	(13,102)	105,632	(13,438)
Asset-backed securities	54,811	(1,579)	10,059	(344)	64,870	(1,923)
CLOs	190,370	(8,730)	400,045	(18,105)	590,415	(26,835)
Total AFS debt securities	$2,510,007	$(266,455)	$3,258,297	$(599,568)	$5,768,304	$(866,023)

($ in thousands)	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$935,776	$(14,689)	$47,881	$(1,998)	$983,657	$(16,687)
U.S. government agency and U.S. government-sponsored enterprise debt securities	773,647	(18,000)	402,907	(16,710)	1,176,554	(34,710)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,734	(13,589)	257,745	(15,265)	698,479	(28,854)
Residential mortgage-backed securities	2,138,542	(37,691)	330,522	(11,444)	2,469,064	(49,135)
Municipal securities	177,065	(5,682)	17,003	(606)	194,068	(6,288)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	301,925	(4,158)	40,013	(1,319)	341,938	(5,477)
Residential mortgage-backed securities	707,792	(8,966)	6,431	(11)	714,223	(8,977)
Corporate debt securities	183,916	(3,084)	251,494	(13,505)	435,410	(16,589)
Foreign government bonds	27,097	(5)	133,279	(3,476)	160,376	(3,481)
Asset-backed securities	24,885	(301)	—	—	24,885	(301)
CLOs	221,586	(64)	291,712	(2,288)	513,298	(2,352)
Total AFS debt securities	$5,932,965	$(106,229)	$1,778,987	$(66,622)	$7,711,952	$(172,851)

As of September 30, 2022, the Company had a total of 557 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 262 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, and 68 corporate debt securities. In comparison, as of December 31, 2021, the Company had a total of 431 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting primarily of 180 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 50 U.S. government agency and U.S. government-sponsored agency debt securities, 21 U.S. Treasury securities, and 30 corporate debt securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The other securities that were in an unrealized loss position as of September 30, 2022 were mainly comprised of the following:

•Non-agency mortgage-backed securities — The market value decline as of September 30, 2022, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of September 30, 2022 was primarily due to interest rate movement and spread widening. Since these securities are nearly all rated investment grade by NRSROs or, if not, the issuer is a well-capitalized financial institution with strong profitability, and the contractual payments from these bonds have been, and are expected to be, received on time, the Company believes that the risk of credit losses on these securities is low.

As of September 30, 2022 and December 31, 2021, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of September 30, 2022 and December 31, 2021 provided against these securities. In addition, there was no provision for credit losses recognized for the three and nine months ended September 30, 2022 and 2021. If a credit loss had been identified, the Company would record an impairment through the allowance for credit losses with a corresponding Provision for credit losses on the Consolidated Statement of Income.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of September 30, 2022, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of September 30, 2022. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received. For more information on the Company’s credit loss methodology, refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-Q.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales of AFS debt securities for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains	$—	$354	$1,306	$1,178
Related tax expense	$—	$104	$386	$348

Interest Income

The following table presents the composition of interest income on debt securities for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Taxable interest	$46,172	$34,755	$125,626	$92,909
Nontaxable interest	4,920	3,071	14,309	8,707
Total interest income on debt securities	$51,092	$37,826	$139,935	$101,616

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of September 30, 2022. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$—	$576,605	$99,707	$—	$676,312
Fair value	—	516,595	84,082	—	600,677
Weighted-average yield (1)	—%	1.28%	0.74%	—%	1.20%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	24,775	125,000	169,295	319,070
Fair value	—	22,787	102,540	135,097	260,424
Weighted-average yield (1)	—%	1.47%	1.16%	2.10%	1.69%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	24,417	173,899	2,440,817	2,639,133
Fair value	—	23,529	157,827	2,133,958	2,315,314
Weighted-average yield (1)	—%	3.26%	2.71%	2.70%	2.71%
Municipal securities
Amortized cost	1,511	38,079	6,855	260,639	307,084
Fair value	1,510	35,025	5,753	207,214	249,502
Weighted-average yield (1) (2)	3.13%	2.44%	1.85%	2.24%	2.26%
Non-agency mortgage-backed securities
Amortized cost	28,574	187,564	25,832	991,520	1,233,490
Fair value	28,195	179,900	24,897	836,521	1,069,513
Weighted-average yield (1)	4.84%	3.87%	0.84%	2.37%	2.62%
Corporate debt securities
Amortized cost	10,000	—	334,502	329,000	673,502
Fair value	9,857	—	296,184	223,524	529,565
Weighted average yield (1)	3.95%	—%	3.59%	1.98%	2.81%
Foreign government bonds
Amortized cost	138,720	—	50,000	50,000	238,720
Fair value	139,060	—	49,851	36,899	225,810
Weighted-average yield (1)	2.15%	—%	2.66%	1.50%	2.12%
Asset-backed securities
Amortized cost	—	—	—	66,793	66,793
Fair value	—	—	—	64,870	64,870
Weighted-average yield (1)	—%	—%	—%	4.15%	4.15%
CLOs
Amortized cost	—	—	25,000	592,250	617,250
Fair value	—	—	24,168	566,247	590,415
Weighted average yield (1)	—%	—%	3.66%	3.86%	3.85%
Total AFS debt securities
Amortized cost	$178,805	$851,440	$840,795	$4,900,314	$6,771,354
Fair value	$178,622	$777,836	$745,302	$4,204,330	$5,906,090
Weighted-average yield (1)	2.69%	1.96%	2.56%	2.69%	2.58%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$285,325	$237,388	$—	$522,713
Fair value	—	255,365	210,720	—	466,085
Weighted-average yield (1)	—%	0.96%	1.14%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	255,708	742,525	998,233
Fair value	—	—	215,684	566,933	782,617
Weighted-average yield (1)	—%	—%	1.94%	1.88%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	96,433	1,205,391	1,301,824
Fair value	—	—	81,526	984,813	1,066,339
Weighted-average yield (1)	—%	—%	1.56%	1.63%	1.63%
Municipal securities
Amortized cost	—	—	—	189,897	189,897
Fair value	—	—	—	144,094	144,094
Weighted-average yield (1) (2)	—%	—%	—%	1.97%	1.97%
Total HTM debt securities
Amortized cost	$—	$285,325	$589,529	$2,137,813	$3,012,667
Fair value	$—	$255,365	$507,930	$1,695,840	$2,459,135
Weighted-average yield (1)	—%	0.96%	1.55%	1.75%	1.64%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of September 30, 2022 and December 31, 2021, AFS and HTM debt securities with carrying values of $1.22 billion and $803.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$61,004	$60,184
FHLB stock	17,250	17,250
Total restricted equity securities	$78,254	$77,434

Note 6 — Derivatives

The Company uses derivatives to manage exposure to market risk, primarily interest rate or foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rates changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The following table presents the notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments on an aggregate basis as of September 30, 2022 and December 31, 2021. The derivative asset and liability fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlements with central clearing organizations. Total derivative asset and liability fair values are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	September 30, 2022				December 31, 2021
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$2,525,000		$533	$24,679	$275,000		$—	$57
Net investment hedges:
Foreign exchange contracts	84,832		7,107	—	86,531		—	225
Total derivatives designated as hedging instruments	$2,609,832		$7,640	$24,679	$361,531		$—	$282
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,261,862		$429,505	$590,648	$17,575,420		$240,222	$179,905
Foreign exchange contracts	2,762,150		74,767	64,049	1,874,681		21,033	15,276
Credit contracts	141,549		—	27	72,560		—	141
Equity contracts	—	(1)	346	—	—	(1)	220	—
Commodity contracts	—	(2)	369,146	350,198	—	(2)	222,709	194,567
Total derivatives not designated as hedging instruments	$20,165,561		$873,764	$1,004,922	$19,522,661		$484,184	$389,889
Gross derivative assets/liabilities			$881,404	$1,029,601			$484,184	$390,171
Less: Master netting agreements			(238,606)	(238,606)			(58,679)	(58,679)
Less: Cash collateral received/paid			(367,351)	(600)			(42,274)	(174,048)
Net derivative assets/liabilities			$275,447	$790,395			$383,231	$157,444

(1)The Company held equity contracts in one public company and 13 private companies as of September 30, 2022. In comparison, the Company held equity contracts in one public company and 12 private companies as of December 31, 2021.
(2)The notional amount of the Company’s commodity contracts entered with its customers totaled 8,199 thousand barrels of crude oil and 113,574 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2022. In comparison, the notional amount of the Company’s commodity contracts entered with its customers totaled 7,519 thousand barrels of crude oil and 83,274 thousand MMBTUs of natural gas as of December 31, 2021. The Company simultaneously entered into the offsetting commodity contracts with mirrored terms with third-party financial institutions.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company hedges the variability of forecasted cash flows due to changes in contractually specified interest rates associated with floating-rate assets/liabilities and other forecasted transactions. As of September 30, 2022, $2.25 billion and $275.0 million in notional amounts of interest rate contracts were designated as cash flow hedges to modify the interest rate characteristics of certain commercial loans and borrowings, respectively, from variable to fixed. This will reduce the impact of changes in future cash flows due to changes in market interest rates. Changes in the fair values of cash flow hedges are recognized in AOCI and reclassified to earnings in the same period when the hedged cash flows impact earnings. Considering the interest rates, yield curve and notional amounts as of September 30, 2022, the Company expects to reclassify an estimated $26.5 million of after-tax net losses related to cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2022 and 2021. The after-tax impact of cash flow hedges on AOCI is discussed in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Losses) gains recognized in AOCI:
Interest rate contracts	$(48,325)	$(170)	$(88,771)	$150
(Losses) gains reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$1,251	$(241)	$1,385	$(619)
Interest and dividend income (for cash flow hedges on loans)	(2,870)	—	216	—
Total	$(1,619)	$(241)	$1,601	$(619)

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

The following table presents the after-tax gains (losses) recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gains (losses) recognized in AOCI	$3,093	$(318)	$4,293	$(1,860)

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

The following tables present the notional amounts and the gross fair values of interest rate derivative contracts outstanding as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Purchased options	$—	$—	$—	Purchased options	$1,581,174	$33,745	$—
Written options	1,548,884	—	32,253	Written options	32,290	—	1,346
Sold collars and corridors	221,287	—	8,661	Collars and corridors	221,287	8,706	—
Swaps	6,814,564	159	547,728	Swaps	6,842,376	386,895	660
Total	$8,584,735	$159	$588,642	Total	$8,677,127	$429,346	$2,006

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Written options	$1,118,074	$—	$2,148	Purchased options	$1,118,074	$2,159	$—
Sold collars and corridors	194,181	1,272	642	Collars and corridors	194,181	646	1,275
Swaps	7,460,836	211,727	39,650	Swaps	7,490,074	24,418	136,190
Total	$8,773,091	$212,999	$42,440	Total	$8,802,329	$27,223	$137,465

Included in the total notional amount of $8.68 billion of interest rate contracts entered into with financial counterparties as of September 30, 2022, was a notional amount of $2.10 billion of interest rate swaps that cleared through London Clearing House (“LCH”). Applying variation margin payments as settlement to LCH-cleared derivative transactions resulted in a reduction in the derivative asset of $178.4 million and a reduction in the derivative liability of a nominal amount as of September 30, 2022. In comparison, included in the total notional amount of $8.80 billion of interest rate contracts entered into with financial counterparties as of December 31, 2021, was a notional amount of $2.79 billion of interest rate swaps that cleared through LCH. Applying variation margin payments as settlement to LCH cleared derivative transactions resulted in a reduction in the derivative asset of $18.1 million and a reduction in the derivative liability of $79.9 million as of December 31, 2021.

Foreign Exchange Contracts — The Company enters into foreign exchange contracts with its customers, consisting of forward, spot, swap and option contracts to accommodate the business needs of its customers. The Company enters into offsetting foreign exchange contracts with third-party financial institutions to manage its foreign exchange exposure with its customers, or enters into bilateral collateral and master netting agreements with certain customer counterparties to manage its credit exposure. The Company also utilizes foreign exchange contracts, which are not designated as hedging instruments, to mitigate the economic effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2022 and December 31, 2021.

The following tables present the notional amounts and the gross fair values of foreign exchange derivative contracts outstanding as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spots	$1,048,541	$24,645	$39,173	Forwards and spots	$220,663	$4,260	$2,408
Swaps	127,381	897	2,606	Swaps	1,257,039	42,100	16,997
Purchased options	49,000	2,533	—	Written options	49,000	—	2,533
Collars	5,263	—	332	Collars	5,263	332	—
Total	$1,230,185	$28,075	$42,111	Total	$1,531,965	$46,692	$21,938

($ in thousands)	December 31, 2021
	Customer Counterparty			($ in thousands)	Financial Counterparty
	Notional Amount	Fair Value			Notional Amount	Fair Value
		Assets	Liabilities			Assets	Liabilities
Forwards and spots	$900,290	$13,688	$9,446	Forwards and spots	$267,689	$1,564	$2,695
Swaps	66,474	1,034	17	Swaps	599,654	4,745	3,116
Purchase options	20,287	2	—	Written options	20,287	—	2
Total	$987,051	$14,724	$9,463	Total	$887,630	$6,309	$5,813

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. The Company may enter into protection sold or protection purchased RPAs. A purchaser of credit protection that enters into an interest rate contract with the borrower, may in turn enter into an RPA with a seller of protection, under which the seller of protection receives a fee to accept a portion of the credit risk. The seller of credit protection is required to make payments to the purchaser if the underlying borrower defaults on the related interest rate contract. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is part of the normal credit review and monitoring process. The majority of the referenced entities of the protection sold RPAs were investment grade as of both September 30, 2022 and December 31, 2021. Assuming the underlying borrowers referenced in the interest rate contracts defaulted in the protection sold RPAs, there would be no maximum exposure as of September 30, 2022 and $3.2 million of maximum exposure as of December 31, 2021. The weighted-average remaining maturities of the outstanding protection sold RPAs were 2.7 years and 3.2 years as of September 30, 2022 and December 31, 2021, respectively.

The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument. The following table presents the notional amounts and the gross fair values of RPAs sold outstanding as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold	$141,549	$—	$27	$72,560	$—	$141

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life science companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. The Company held warrants in one public company and 13 private companies as of September 30, 2022, and held warrants in one public company and 12 private companies as of December 31, 2021. The total fair value of the warrants held was $346 thousand and $220 thousand as of September 30, 2022 and December 31, 2021, respectively.

Commodity Contracts — The Company enters into energy commodity contracts in the form of swaps and options with its commercial loan customers, to allow them to hedge against the risk of energy commodity price fluctuation. To economically hedge against the risk and exposure of commodity price fluctuation in the products offered to its commercial loan customers, the Company enters into offsetting commodity contracts with third-party financial institutions, including central clearing organizations.

The following tables present the notional amounts and fair values of the commodity derivative positions outstanding as of September 30, 2022 and December 31, 2021:

($ and units in thousands)	September 30, 2022
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	841	Barrels	$1,593	$—	Purchased options	841	Barrels	$—	$1,451
Collars	2,898	Barrels	22,072	7,148	Collars	2,903	Barrels	2,179	20,503
Swaps	4,460	Barrels	54,906	22,314	Swaps	3,425	Barrels	15,052	41,978
Total	8,199		$78,571	$29,462	Total	7,169		$17,231	$63,932

Natural gas:					Natural gas:
Collars	26,363	MMBTUs	$28,318	$3,684	Collars	26,839	MMBTUs	$2,320	$24,916
Swaps	87,211	MMBTUs	216,050	73,012	Swaps	70,817	MMBTUs	26,656	155,192
Total	113,574		$244,368	$76,696	Total	97,656		$28,976	$180,108
Total			$322,939	$106,158	Total			$46,207	$244,040

($ and units in thousands)	December 31, 2021
	Customer Counterparty				($ and units in thousands)	Financial Counterparty
	Notional Unit		Fair Value			Notional Unit		Fair Value
			Assets	Liabilities				Assets	Liabilities
Crude oil:					Crude oil:
Written options	—	Barrels	$87	$—	Purchased options	—	Barrels	$—	$81
Collars	2,837	Barrels	33,826	106	Collars	2,888	Barrels	—	33,399
Swaps	4,682	Barrels	71,242	60	Swaps	7,517	Barrels	27,524	82,723
Total	7,519		$105,155	$166	Total	10,405		$27,524	$116,203

Natural gas:					Natural gas:
Collars	24,315	MMBTUs	$10,903	$458	Collars	25,929	MMBTUs	$1,136	$10,936
Swaps	58,959	MMBTUs	49,188	3,775	Swaps	109,567	MMBTUs	28,803	63,029
Total	83,274		$60,091	$4,233	Total	135,496		$29,939	$73,965
Total			$165,246	$4,399	Total			$57,463	$190,168

As of September 30, 2022, the notional amounts that cleared through the Chicago Mercantile Exchange (“CME”) totaled 773 thousand barrels of crude oil and 5,530 thousand MMBTUs of natural gas. Applying the variation margin payments as settlement to the CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $6.7 million and a reduction to the liability fair value of $21.4 million as of September 30, 2022. In comparison, the notional amounts that cleared through CME totaled 1,036 thousand barrels of crude oil and 11,490 thousand MMBTUs of natural gas as of December 31, 2021. Applying the variation margin payments as settlement to the CME-cleared derivative transactions resulted in a reduction to the gross derivative asset fair value of $2.2 million and a reduction to the liability fair value of $25.8 million as of December 31, 2021.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Classification on Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$4,870	$2,467	$18,439	$11,030
Foreign exchange contracts	Foreign exchange income	3,831	11,820	6,596	34,035
Credit contracts	Interest rate contracts and other derivative income (loss)	50	(20)	114	175
Equity contracts	Lending fees	(13)	3	175	388
Commodity contracts	Interest rate contracts and other derivative income (loss)	(156)	32	139	13
Net gains		$8,582	$14,302	$25,463	$45,641

Credit Risk-Related Contingent Features — The Company’s over-the-counter derivative contracts may contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of September 30, 2022, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9.8 million, in which $8.4 million of collateral was posted to cover these positions. In comparison, as of December 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $66.8 million, in which $66.6 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of September 30, 2022 and December 31, 2021.

Offsetting of Derivatives

The following tables present the gross derivative asset and liability fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the consolidated balance sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative asset and liability fair values are presented after the application of variation margin payments as settlements with central counterparties, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability, after the application of netting; therefore, instances of overcollateralization are not shown:

($ in thousands)	As of September 30, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$881,404	$(238,606)	$(367,351)	$275,447	$(64,703)	$210,744
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$1,029,601	$(238,606)	$(600)	$790,395	$(151,535)	$638,860

($ in thousands)	As of December 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$484,184	$(58,679)	$(42,274)	$383,231	$—	$383,231
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$390,171	$(58,679)	$(174,048)	$157,444	$(106,598)	$50,846

(1)Includes $4.6 million and $587 thousand of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $1.8 million and $666 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $369.7 million and $47.0 million as of September 30, 2022 and December 31, 2021, respectively. Of the gross cash collateral received, $367.4 million and $42.3 million were used to offset against derivative asset fair values as of September 30, 2022 and December 31, 2021, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $600 thousand, of which $600 thousand was used to offset against derivative liability fair value as of September 30, 2022. In comparison, gross cash collateral pledged under master netting arrangements or similar agreements was $176.5 million, of which $174.0 million were used to offset against derivative liability fair value as of December 31, 2021.
(5)Represents the fair value of security collateral received and pledged limited to derivative asset and liability fair values that are subject to enforceable master netting arrangements or similar agreements. GAAP does not permit the netting of noncash collateral on the consolidated balance sheet but requires the disclosure of such amounts.

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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
Commercial:
C&I (1)	$15,625,072	$14,150,608
CRE:
CRE	13,573,157	12,155,047
Multifamily residential	4,559,302	3,675,605
Construction and land	556,894	346,486
Total CRE	18,689,353	16,177,138
Total commercial	34,314,425	30,327,746
Consumer:
Residential mortgage:
Single-family residential	10,855,345	9,093,702
HELOCs	2,184,924	2,144,821
Total residential mortgage	13,040,269	11,238,523
Other consumer	87,561	127,512
Total consumer	13,127,830	11,366,035
Total loans held-for-investment (2)	$47,442,255	$41,693,781
Allowance for loan losses	(582,517)	(541,579)
Loans held-for-investment, net (2)	$46,859,738	$41,152,202

(1)Includes Paycheck Protection Program loans of $110.9 million and $534.2 million as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $(60.3) million and $(50.7) million of net deferred loan fees and net unamortized premiums as of September 30, 2022 and December 31, 2021, respectively.

Loans held-for-investment accrued interest receivable was $165.5 million and $107.4 million as of September 30, 2022 and December 31, 2021, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for the three and nine months ended September 30, 2022 and 2021. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $25.01 billion and $27.67 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of September 30, 2022 and December 31, 2021.

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

The following tables summarize the Company’s loans held-for-investment by loan portfolio segments, internal risk ratings and vintage year as of September 30, 2022 and December 31, 2021. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

($ in thousands)	September 30, 2022
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total

	2022	2021	2020	2019	2018	Prior
Commercial:
C&I:
Pass	$2,620,973	$2,422,523	$683,312	$414,503	$158,867	$118,118	$8,796,933	$28,332	$15,243,561
Criticized (accrual)	38,538	51,206	62,356	45,068	21,776	17,115	97,464	—	333,523
Criticized (nonaccrual)	16,039	3,250	11,174	—	5,622	11,903	—	—	47,988
Total C&I	2,675,550	2,476,979	756,842	459,571	186,265	147,136	8,894,397	28,332	15,625,072
CRE:
Pass	3,431,039	2,447,553	1,640,819	1,856,673	1,505,134	2,098,417	149,902	14,425	13,143,962
Criticized (accrual)	1,324	111,024	124,132	38,478	91,981	33,005	1,455	16,761	418,160
Criticized (nonaccrual)	—	4,126	—	—	—	6,909	—	—	11,035
Subtotal CRE	3,432,363	2,562,703	1,764,951	1,895,151	1,597,115	2,138,331	151,357	31,186	13,573,157
Multifamily residential:
Pass	1,365,406	933,013	659,063	555,270	364,552	635,396	10,417	—	4,523,117
Criticized (accrual)	—	—	—	711	—	35,300	—	—	36,011
Criticized (nonaccrual)	—	—	—	—	—	174	—	—	174
Subtotal multifamily residential	1,365,406	933,013	659,063	555,981	364,552	670,870	10,417	—	4,559,302
Construction and land:
Pass	151,429	254,059	61,231	60,919	2,784	233	—	—	530,655
Criticized (accrual)	—	—	4,477	—	21,762	—	—	—	26,239
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	151,429	254,059	65,708	60,919	24,546	233	—	—	556,894
Total CRE	4,949,198	3,749,775	2,489,722	2,512,051	1,986,213	2,809,434	161,774	31,186	18,689,353
Total commercial	7,624,748	6,226,754	3,246,564	2,971,622	2,172,478	2,956,570	9,056,171	59,518	34,314,425
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	2,989,092	2,487,082	1,824,666	1,134,087	841,743	1,559,127	—	—	10,835,797
Criticized (accrual)	142	1,568	394	1,784	2,888	1,247	—	—	8,023
Criticized (nonaccrual) (2)	—	—	203	2,327	3,639	5,356	—	—	11,525
Subtotal single-family residential mortgage	2,989,234	2,488,650	1,825,263	1,138,198	848,270	1,565,730	—	—	10,855,345
HELOCs:
Pass	—	1,735	2,278	1,778	748	9,683	2,012,190	144,021	2,172,433
Criticized (accrual)	—	—	—	—	—	774	230	919	1,923
Criticized (nonaccrual)	—	—	2,910	—	1,017	3,011	300	3,330	10,568
Subtotal HELOCs	—	1,735	5,188	1,778	1,765	13,468	2,012,720	148,270	2,184,924
Total residential mortgage	2,989,234	2,490,385	1,830,451	1,139,976	850,035	1,579,198	2,012,720	148,270	13,040,269
Other consumer:
Pass	15,613	57	5,259	—	—	15,170	51,425	—	87,524
Criticized (accrual)	—	—	—	—	—	—	—	—	—
Criticized (nonaccrual)	—	—	—	—	—	—	37	—	37
Total other consumer	15,613	57	5,259	—	—	15,170	51,462	—	87,561
Total consumer	3,004,847	2,490,442	1,835,710	1,139,976	850,035	1,594,368	2,064,182	148,270	13,127,830
Total by Risk Rating:
Pass	10,573,552	8,546,022	4,876,628	4,023,230	2,873,828	4,436,144	11,020,867	186,778	46,537,049
Criticized (accrual)	40,004	163,798	191,359	86,041	138,407	87,441	99,149	17,680	823,879
Criticized (nonaccrual)	16,039	7,376	14,287	2,327	10,278	27,353	337	3,330	81,327
Total	$10,629,595	$8,717,196	$5,082,274	$4,111,598	$3,022,513	$4,550,938	$11,120,353	$207,788	$47,442,255

($ in thousands)	December 31, 2021
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total

	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,911,722	$1,133,085	$629,007	$187,195	$132,392	$225,326	$7,383,485	$28,842	$13,631,054
Criticized (accrual)	85,036	117,357	72,277	51,553	15,136	4,005	115,167	—	460,531
Criticized (nonaccrual)	29,456	2,792	513	517	9,301	16,444	—	—	59,023
Total C&I	4,026,214	1,253,234	701,797	239,265	156,829	245,775	7,498,652	28,842	14,150,608
CRE:
Pass	2,792,193	2,090,503	2,230,520	1,863,481	1,120,682	1,727,862	128,668	6,389	11,960,298
Criticized (accrual)	71,055	3,200	9,176	21,077	24,851	55,892	—	—	185,251
Criticized (nonaccrual)	4,350	—	—	—	4,752	396	—	—	9,498
Subtotal CRE	2,867,598	2,093,703	2,239,696	1,884,558	1,150,285	1,784,150	128,668	6,389	12,155,047
Multifamily residential:
Pass	1,026,295	726,772	688,453	419,319	308,087	424,947	20,524	—	3,614,397
Criticized (accrual)	—	—	721	22,344	7,033	30,666	—	—	60,764
Criticized (nonaccrual)	—	—	—	—	—	444	—	—	444
Subtotal multifamily residential	1,026,295	726,772	689,174	441,663	315,120	456,057	20,524	—	3,675,605
Construction and land:
Pass	122,983	103,743	90,544	3,412	—	391	—	—	321,073
Criticized (accrual)	3,355	—	—	22,058	—	—	—	—	25,413
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	126,338	103,743	90,544	25,470	—	391	—	—	346,486
Total CRE	4,020,231	2,924,218	3,019,414	2,351,691	1,465,405	2,240,598	149,192	6,389	16,177,138
Total commercial	8,046,445	4,177,452	3,721,211	2,590,956	1,622,234	2,486,373	7,647,844	35,231	30,327,746
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	2,616,958	2,108,370	1,375,929	1,079,030	763,351	1,127,516	—	—	9,071,154
Criticized (accrual)	—	—	458	2,813	1,899	3,212	—	—	8,382
Criticized (nonaccrual) (2)	—	—	1,751	3,889	4,295	4,231	—	—	14,166
Subtotal single-family residential mortgage	2,616,958	2,108,370	1,378,138	1,085,732	769,545	1,134,959	—	—	9,093,702
HELOCs:
Pass	648	3,277	4,644	1,347	3,268	11,215	1,913,478	197,414	2,135,291
Criticized (accrual)	—	—	—	—	—	371	7	708	1,086
Criticized (nonaccrual)	—	—	52	188	3,543	973	—	3,688	8,444
Subtotal HELOCs	648	3,277	4,696	1,535	6,811	12,559	1,913,485	201,810	2,144,821
Subtotal residential mortgage	2,617,606	2,111,647	1,382,834	1,087,267	776,356	1,147,518	1,913,485	201,810	11,238,523
Other consumer:
Pass	16,831	5,258	—	—	1,741	52,147	51,481	—	127,458
Criticized (accrual)	2	—	—	—	—	—	—	—	2
Criticized (nonaccrual)	—	—	—	—	—	—	52	—	52
Total other consumer	16,833	5,258	—	—	1,741	52,147	51,533	—	127,512
Total consumer	2,634,439	2,116,905	1,382,834	1,087,267	778,097	1,199,665	1,965,018	201,810	11,366,035
Total by Risk Rating:
Pass	10,487,630	6,171,008	5,019,097	3,553,784	2,329,521	3,569,404	9,497,636	232,645	40,860,725
Criticized (accrual)	159,448	120,557	82,632	119,845	48,919	94,146	115,174	708	741,429
Criticized (nonaccrual)	33,806	2,792	2,316	4,594	21,891	22,488	52	3,688	91,627
Total	$10,680,884	$6,294,357	$5,104,045	$3,678,223	$2,400,331	$3,686,038	$9,612,862	$237,041	$41,693,781

(1)$0 and $26.4 million of total commercial loans, primarily comprised of CRE revolving loans, converted to term loans during the three and nine months ended September 30, 2022, respectively. In comparison, $1.5 million and $6.5 million of total commercial loans, primarily comprised of CRE revolving loans, converted to term loans during the three and nine months ended September 30, 2021, respectively. $375 thousand of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2022. In comparison, $4.1 million and $62.7 million of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2021, respectively.
(2)As of September 30, 2022 and December 31, 2021, $1.2 million and $1.6 million, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,556,124	$20,877	$83	$20,960	$47,988	$15,625,072
CRE:
CRE	13,561,499	489	134	623	11,035	13,573,157
Multifamily residential	4,558,333	795	—	795	174	4,559,302
Construction and land	556,894	—	—	—	—	556,894
Total CRE	18,676,726	1,284	134	1,418	11,209	18,689,353
Total commercial	34,232,850	22,161	217	22,378	59,197	34,314,425
Consumer:
Residential mortgage:
Single-family residential	10,820,365	13,914	8,325	22,239	12,741	10,855,345
HELOCs	2,169,440	2,992	1,924	4,916	10,568	2,184,924
Total residential mortgage	12,989,805	16,906	10,249	27,155	23,309	13,040,269
Other consumer	87,444	43	37	80	37	87,561
Total consumer	13,077,249	16,949	10,286	27,235	23,346	13,127,830
Total	$47,310,099	$39,110	$10,503	$49,613	$82,543	$47,442,255

($ in thousands)	December 31, 2021
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,080,516	$6,983	$4,086	$11,069	$59,023	$14,150,608
CRE:
CRE	12,141,827	3,722	—	3,722	9,498	12,155,047
Multifamily residential	3,669,819	5,320	22	5,342	444	3,675,605
Construction and land	346,486	—	—	—	—	346,486
Total CRE	16,158,132	9,042	22	9,064	9,942	16,177,138
Total commercial	30,238,648	16,025	4,108	20,133	68,965	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,059,222	10,191	8,569	18,760	15,720	9,093,702
HELOCs	2,130,523	4,776	1,078	5,854	8,444	2,144,821
Total residential mortgage	11,189,745	14,967	9,647	24,614	24,164	11,238,523
Other consumer	127,352	99	9	108	52	127,512
Total consumer	11,317,097	15,066	9,656	24,722	24,216	11,366,035
Total	$41,555,745	$31,091	$13,764	$44,855	$93,181	$41,693,781

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both September 30, 2022 and December 31, 2021. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well-secured by the collateral value and there is no loss expectation.

($ in thousands)	September 30, 2022	December 31, 2021
Commercial:
C&I	$4,368	$22,967
CRE	10,725	9,102
Total commercial	15,093	32,069
Consumer:
Single-family residential	2,909	5,785
HELOCs	7,609	5,033
Total consumer	10,518	10,818
Total nonaccrual loans with no related allowance for loan losses	$25,611	$42,887

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had no foreclosed assets as of September 30, 2022, compared with $10.3 million as of December 31, 2021. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in an active or suspended foreclosure process was $7.6 million and $7.3 million as of September 30, 2022 and December 31, 2021, respectively.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The COVID-related modifications that occurred between March 1, 2020 and January 1, 2022, were generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021, and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. See Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional information.

The following tables present the additions to TDRs for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Loans Modified as TDRs During the Three Months Ended September 30,
	2022				2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$499	$496	$98	7	$26,248	$27,111	$5,688
CRE:
Multifamily residential	—	—	—	—	1	1,101	1,118	—
Total CRE	—	—	—	—	1	1,101	1,118	—
Total commercial	1	499	496	98	8	27,349	28,229	5,688
Consumer:
Residential mortgage:
HELOCs	1	62	69	2	—	—	—	—
Total residential mortgage	1	62	69	2	—	—	—	—
Total consumer	1	62	69	2	—	—	—	—
Total	2	$561	$565	$100	8	$27,349	$28,229	$5,688

($ in thousands)	Loans Modified as TDRs During the Nine Months Ended September 30,
	2022				2021
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	4	$30,633	$17,802	$16,729	11	$46,144	$45,954	$7,662
CRE:
Multifamily residential	—	—	—	—	1	1,101	1,118	—
Total CRE	—	—	—	—	1	1,101	1,118	—
Total commercial	4	30,633	17,802	16,729	12	47,245	47,072	7,662
Consumer:
Residential mortgage:
HELOCs	1	62	69	2	—	—	—	—
Total residential mortgage	1	62	69	2	—	—	—	—
Total consumer	1	62	69	2	—	—	—	—
Total	5	$30,695	$17,871	$16,731	12	$47,245	$47,072	$7,662

(1)Includes subsequent payments after modification and reflects the balance as of September 30, 2022 and 2021.
(2)Includes charge-offs and specific reserves recorded since the modification date.

The following tables present the TDR post-modification outstanding balances by the primary modification type for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Modification Type During the Three Months Ended September 30,
	2022				2021
	Principal (1)	Interest Rate Reduction	Other	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$496	$—	$—	$496	$27,111	$—	$—	$27,111
CRE:
Multifamily residential	—	—	—	—	1,118	—	—	1,118
Total CRE	—		—	—	1,118	—	—	1,118
Total commercial	496	—	—	496	28,229	—	—	28,229
Consumer:
Residential mortgage:
HELOCs	69	—	—	69	—	—	—	—
Total residential mortgage	69	—	—	69	—	—	—	—
Total consumer	69	—	—	69	—	—	—	—
Total	$565	$—	$—	$565	$28,229	$—	$—	$28,229

($ in thousands)	Modification Type During the Nine Months Ended September 30,
	2022				2021
	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$9,609	$—	$8,193	$17,802	$28,780	$17,174	$—	$45,954
CRE:
Multifamily residential	—	—	—	—	1,118	—	—	1,118
Total CRE	—	—	—	—	1,118	—	—	1,118
Total commercial	9,609	—	8,193	17,802	29,898	17,174	—	47,072
Consumer:
Residential mortgage:
HELOCs	69	—	—	69	—	—	—	—
Total residential mortgage	69	—	—	69	—	—	—	—
Total consumer	69	—	—	69	—	—	—	—
Total	$9,678	$—	$8,193	$17,871	$29,898	$17,174	$—	$47,072

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes increase in new commitment.

After a loan is modified as TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the three and nine months ended September 30, 2022 and 2021, that were modified as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	—	$—	—	$—	2	$13,901	1	$11,431
CRE:
Multifamily residential	—	—	—	—	1	1,008	—	—
Total CRE	—	—	—	—	1	1,008	—	—
Total commercial	—	—	—	—	3	14,909	1	11,431
Total	—	$—	—	$—	3	$14,909	1	$11,431

As of September 30, 2022 and December 31, 2021, the remaining commitments to lend to borrowers whose terms of their outstanding owed balances were modified as TDRs were $6.4 million and $5.0 million, respectively.
Allowance for Credit Losses

The Company has an allowance framework under ASU 2016-13 for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, and periodic evaluation of the loan portfolio, lending-related commitments, and other relevant factors.

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

The allowance for credit losses estimation involves procedures to consider the unique risk characteristics of the portfolio segments. The majority of the Company’s credit exposures that share risk characteristics with other similar exposures are collectively evaluated. The collectively evaluated loans include performing loans and unfunded credit commitments. If an exposure does not share risk characteristics with other exposures, the Company generally estimates expected credit losses on an individual basis. These individually assessed loans include TDR and nonaccrual loans.

Allowance for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses the different risk factors considered in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

Quantitative Component — The Company applies quantitative methods to estimate loan losses by considering a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining lives of the loans to estimate the allowance for loan losses.

There were no changes to the overall model methodology. For the three and nine months ended September 30, 2022, there were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age, size and spread at origination, and risk rating	Volatility Index and BBB yield to 10-year U.S. Treasury spread
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Historical loss experience	Immaterial (1)

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

To generate estimates of expected loss at the loan level for CRE, multifamily residential, and construction and land loans, projected probabilities of default (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan. The forecast of future economic conditions returns to long-run historical economic trends within the reasonable and supportable period.

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

Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:

—     loan growth trends;
—    the volume and severity of past due financial assets, and the volume and severity of adversely classified financial assets;

—    the Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
—    knowledge of a borrower’s operations;
—    the quality of the Company’s credit review system;
—    the experience, ability and depth of the Company’s management and associates;
—    the effect of other external factors such as the regulatory and legal environments, or changes in technology;
—    actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates; and
—    risk factors in certain industry sectors not captured by the quantitative models.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2022, collateral-dependent commercial and consumer loans totaled $36.4 million and $13.6 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $37.0 million and $14.0 million, respectively, as of December 31, 2021. The Company's collateral-dependent loans were secured by real estate. As of both September 30, 2022 and December 31, 2021, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activities in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)		Three Months Ended September 30, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270
Provision for credit losses on loans	(a)	9,575	5,299	5,047	817	6,182	99	255	27,274
Gross charge-offs		(6,894)	(288)	(5,938)	—	(775)	—	(10)	(13,905)
Gross recoveries		7,172	45	19	7	16	5	—	7,264
Total net recoveries (charge-offs)		278	(243)	(5,919)	7	(759)	5	(10)	(6,641)
Foreign currency translation adjustment		(1,386)	—	—	—	—	—	—	(1,386)
Allowance for loan losses, end of period		$371,749	$145,301	$25,680	$7,506	$27,263	$3,324	$1,694	$582,517

($ in thousands)		Three Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$362,528	$161,962	$21,925	$15,643	$16,530	$2,938	$4,198	$585,724
(Reversal of) provision for credit losses on loans	(a)	(23,364)	2,129	(2,660)	9,058	2,537	435	130	(11,735)
Gross charge-offs		(1,154)	(14,229)	—	(2,674)	(912)	—	(10)	(18,979)
Gross recoveries		4,203	187	652	267	137	19	—	5,465
Total net recoveries (charge-offs)		3,049	(14,042)	652	(2,407)	(775)	19	(10)	(13,514)
Foreign currency translation adjustment		(71)	—	—	—	—	—	—	(71)
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

($ in thousands)		Nine Months Ended September 30, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	37,867	(5,013)	16,680	(8,027)	10,569	59	(140)	51,995
Gross charge-offs		(18,322)	(1,357)	(5,947)	—	(775)	(193)	(90)	(26,684)
Gross recoveries		16,688	731	547	65	309	23	—	18,363
Total net (charge-offs) recoveries		(1,634)	(626)	(5,400)	65	(466)	(170)	(90)	(8,321)
Foreign currency translation adjustment		(2,736)	—	—	—	—	—	—	(2,736)
Allowance for loan losses, end of period		$371,749	$145,301	$25,680	$7,506	$27,263	$3,324	$1,694	$582,517

($ in thousands)		Nine Months Ended September 30, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(42,127)	11,227	(9,436)	14,407	3,522	707	2,226	(19,474)
Gross charge-offs		(20,162)	(25,558)	(130)	(2,954)	(1,046)	(45)	(43)	(49,938)
Gross recoveries		6,301	589	1,910	602	296	40	5	9,743
Total net (charge-offs) recoveries		(13,861)	(24,969)	1,780	(2,352)	(750)	(5)	(38)	(40,195)
Foreign currency translation adjustment		90	—	—	—	—	—	—	90
Allowance for loan losses, end of period		$342,142	$150,049	$19,917	$22,294	$18,292	$3,392	$4,318	$560,404

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$24,304	$26,300	$27,514	$33,577
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(274)	1,735	(3,495)	(5,526)
Foreign currency translation adjustment		11	1	22	(15)
Allowance for unfunded credit commitments, end of period		24,041	28,036	24,041	28,036
Provision for (reversal of) credit losses	(a) + (b)	$27,000	$(10,000)	$48,500	$(25,000)

The allowance for credit losses was $606.6 million as of September 30, 2022, an increase of $37.5 million, compared with $569.1 million as of December 31, 2021. The increase in the allowance for credit losses was primarily driven by the current economic outlook, which reflected ongoing concerns with inflation, global supply chain disruptions and rising interest rates, as well as loan growth.

Loans Held-for-Sale

Loans held-for-sale consisted of a $14.5 million multifamily residential loan and $635 thousand in single-family residential loans as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2021 Form 10-K for additional details.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loans with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30, 2022
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$59,069	$33,616	$14,500	$5,178	$112,363
Sales (2)(3)(4)	$87,597	$33,616	$—	$5,952	$127,165
Purchases (5)	$56,507	$—	$—	$1,155	$57,662

($ in thousands)	Three Months Ended September 30, 2021
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$117,196	$24,120	$17,226	$5,238	$163,780
Sales (2)(3)(4)	$118,851	$24,120	$19,900	$6,959	$169,830
Purchases (5)	$65,354	$—	$—	$137,937	$203,291

($ in thousands)	Nine Months Ended September 30, 2022
	Commercial			Consumer	Total
	C&I	CRE		Residential Mortgage
		CRE	Multifamily Residential	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$378,841	$65,250	$14,500	$5,178	$463,769
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$631	$631
Sales (2)(3)(4)	$375,100	$65,250	$—	$6,403	$446,753
Purchases (5)	$361,169	$—	$—	$238,253	$599,422

($ in thousands)	Nine Months Ended September 30, 2021
	Commercial				Consumer	Total
	C&I	CRE			Residential Mortgage
		CRE	Multifamily Residential	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$327,781	$61,171	$—	$17,226	$5,238	$411,416
Sales (2)(3)(4)	$329,233	$61,171	$—	$19,900	$17,123	$427,427
Purchases (5)	$310,447	$—	$370	$—	$434,900	$745,717

(1)Includes write-downs of $8.7 million and $8.9 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2022, respectively, and $3.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.
(2)Includes originated loans sold of $86.2 million and $253.9 million for the three and nine months ended September 30, 2022, respectively, and $143.3 million and $341.9 million for the three and nine months ended September 30, 2021, respectively. Originated loans sold consisted primarily of C&I and CRE loans for each of the three and nine months ended September 30, 2022 and 2021.
(3)Includes $40.9 million and $192.9 million of purchased loans sold in the secondary market for the three and nine months ended September 30, 2022, respectively and $26.5 million and $85.5 million for the three and nine months ended September 30, 2021, respectively.
(4)Net gains on sales of loans were $2.1 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, and $3.3 million and $6.6 million for the three and nine months ended September 30, 2021, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

Investments in Tax Credit and Other Investments, Net

For investments in tax credit and other investments, the Company applies the equity or fair value method of accounting depending on the Company’s ownership percentage. For equity investments without readily determinable fair values, the Company elected the measurement alternative under ASU 2016-01 valuing them at cost less impairment adjusted for observable price changes. Tax credit and other investments are evaluated for possible OTTI on an annual basis or when events or changes in circumstances suggest that the carrying amount of the tax credit investments may not be realizable. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments.

The following table presents investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$400,871	$254,700	$289,741	$146,152
Investments in tax credit and other investments, net	324,383	153,840	338,522	163,464
Total	$725,254	$408,540	$628,263	$309,616

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $23.8 million and $26.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company invests in these mutual funds for CRA purposes. These equity securities were measured at fair value with changes in fair value recorded in Other investment income on the Consolidated Statement of Income. Equity securities with readily determinable fair values were included in Investments in qualified affordable housing partnerships, tax credit and other investments, net on the Consolidated Balance Sheet.

The Company also held equity securities without readily determinable fair values totaling $34.6 million and $33.1 million as of September 30, 2022 and December 31, 2021, respectively, which were measured using the measurement alternative of cost less impairment and adjusted for observable price changes. For the three and nine months ended September 30, 2022 and 2021, there were no adjustments made to these securities. Equity securities without readily determinable fair values were included in Investments in qualified affordable housing partnerships, tax credit and other investments, net and Other assets on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investments in qualified housing partnerships, net
Tax credits and other tax benefits recognized	$13,180	$11,361	$38,764	$34,083
Amortization expense included in income tax expense	$10,431	$9,147	$30,498	$25,595
Investments in tax credit and other investments, net
Amortization of tax credit and other investments	$19,874	$38,008	$48,753	$90,657
Unrealized losses on equity securities with readily determinable values	$(1,014)	$(88)	$(2,958)	$(515)
Impairment recoveries (1)	$—	$—	$—	$1,250

(1)For the nine months ended September 30, 2021, impairment recoveries were related to one historic tax credit and two energy tax credits.

Variable Interest Entities

The majority of both the investments in affordable housing partnerships and tax credit and other investments discussed above are variable interest entities (“VIEs”) where the Company is a limited partner in these partnerships, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top three investment grade-rated tranches issued by the CLO, for which the total carrying amount was $281.2 million and $291.7 million as of September 30, 2022 and December 31, 2021, respectively.

Note 9 — Goodwill

Total goodwill was $465.7 million as of both September 30, 2022 and December 31, 2021. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment testing as of December 31, 2021, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill and Other Intangible Assets to the Consolidated Financial Statements in the Company’s 2021 Form 10-K. As of September 30, 2022, the Company reviewed recent market movements, as well as its business performance and market capitalization, and concluded that goodwill was not impaired.

Note 10 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of doing business, the Company provides loan commitments to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses from these transactions, commitments to extend credit are included in determining the appropriate level of allowance for unfunded credit commitments, and outstanding commercial letters of credit and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of September 30, 2022 and December 31, 2021:

	September 30, 2022					December 31, 2021
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$2,961,900	$2,103,347	$1,130,044	$1,614,124	$7,809,415	$6,911,398
Commercial letters of credit and SBLCs	689,949	438,336	55,015	1,085,513	2,268,813	2,221,699
Total	$3,651,849	$2,541,683	$1,185,059	$2,699,637	$10,078,228	$9,133,097

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of September 30, 2022, total letters of credit of $2.27 billion consisted of SBLCs of $2.23 billion and commercial letters of credit of $39.4 million. As of December 31, 2021, total letters of credit of $2.22 billion consisted of SBLCs of $2.14 billion and commercial letters of credit of $78.9 million. As of both September 30, 2022 and December 31, 2021, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

The Company applies the same credit underwriting criteria to extend loans, commitments, and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit risk. Collateral may include cash, accounts receivable, inventory, property, plant and equipment, and real estate property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $24.0 million and $27.5 million as of September 30, 2022 and December 31, 2021, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of September 30, 2022 and December 31, 2021:

($ in thousands)	Maximum Potential Future Payments						Carrying Value
	September 30, 2022					December 31, 2021	September 30, 2022	December 31, 2021
	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$25	$126	$31	$6,752	$6,934	$7,926	$6,934	$7,926
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	21,624	23,169
Total	$25	$126	$31	$21,748	$21,930	$22,922	$28,558	$31,095

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $36 thousand and $29 thousand as of September 30, 2022 and December 31, 2021, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of September 30, 2022 and December 31, 2021, these commitments were $408.5 million and $309.6 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. There were no outstanding awards other than RSUs as of both September 30, 2022 and December 31, 2021.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock compensation costs	$12,329	$8,022	$29,338	$24,047
Related net tax benefits for stock compensation plans	$1	$42	$5,269	$1,699

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

During the nine months ended September 30, 2022, the Company modified 31,523 time-based RSUs held by 119 foreign employees from vesting in cash to vesting in shares without changing any of the other terms. There was no incremental compensation expense recognized as a result of the modification for the three and nine months ended September 30, 2022.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the nine months ended September 30, 2022. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2022	1,329,946	$52.65	369,731	$54.28
Modified from cash-settled RSUs	31,523	77.28	—	—
Granted	430,815	78.42	91,874	77.91
Vested	(371,032)	53.12	(125,213)	54.64
Forfeited	(106,562)	61.76	—	—
Outstanding, September 30, 2022	1,314,690	$60.81	336,392	$60.60

The following table presents a summary of the activities for the Company’s time-based RSUs that are cash-settled for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the amount of cash paid to settle the RSUs that vested was $318 thousand.

Shares
Outstanding, January 1, 2022	32,647
Modified to share-settled RSUs	(31,523)
Granted	2,668
Vested	(3,471)
Forfeited	(321)
Outstanding, September 30, 2022	—

As of September 30, 2022, there were $28.5 million and $17.0 million of total unrecognized compensation costs related to unvested time-based and performance-based RSUs, respectively. Both of these costs are expected to be recognized over a weighted-average period of 1.92 years and 1.93 years, respectively.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2022 and 2021. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2021 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic:
Net income	$295,339	$225,449	$791,320	$655,185
Weighted-average number of shares outstanding	140,917	141,880	141,453	141,799
Basic EPS	$2.10	$1.59	$5.59	$4.62
Diluted:
Net income	$295,339	$225,449	$791,320	$655,185
Weighted-average number of shares outstanding	140,917	141,880	141,453	141,799
Add: Dilutive impact of unvested RSUs	1,094	1,263	1,148	1,252
Diluted weighted-average number of shares outstanding	142,011	143,143	142,601	143,051
Diluted EPS	$2.08	$1.57	$5.55	$4.58

For the three and nine months ended September 30, 2022, approximately 61 thousand and 58 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computations. In comparison, two thousand and six thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2021, respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock. For the three months ended September 30, 2022, there were no share repurchases. For the nine months ended September 30, 2022, the Company repurchased 1,385,517 shares at an average price of $72.17 per share at a total cost of $100.0 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2021.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, July 1, 2021	$(8,152)		$(730)	$(5,807)	$(14,689)
Net unrealized losses arising during the period	(40,928)		(121)	(1,752)	(42,801)
Amounts reclassified from AOCI	(250)		172	—	(78)
Changes, net of tax	(41,178)		51	(1,752)	(42,879)
Balance, September 30, 2021	$(49,330)		$(679)	$(7,559)	$(57,568)
Balance, July 1, 2022	$(554,781)		$(30,846)	$(15,021)	$(600,648)
Net unrealized losses arising during the period	(161,445)		(34,423)	(7,926)	(203,794)
Amounts reclassified from AOCI	3,256		1,154	—	4,410
Changes, net of tax	(158,189)		(33,269)	(7,926)	(199,384)
Balance, September 30, 2022	$(712,970)	(2)	$(64,115)	$(22,947)	$(800,032)

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, January 1, 2021	$52,247		$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(100,747)		108	(867)	(101,506)
Amounts reclassified from AOCI	(830)		443	—	(387)
Changes, net of tax	(101,577)		551	(867)	(101,893)
Balance, September 30, 2021	$(49,330)		$(679)	$(7,559)	$(57,568)
Balance, January 1, 2022	$(85,703)		$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(635,664)		(63,232)	(18,012)	(716,908)
Amounts reclassified from AOCI	8,397		(1,140)	—	7,257
Changes, net of tax	(627,267)		(64,372)	(18,012)	(709,651)
Balance, September 30, 2022	$(712,970)	(2)	$(64,115)	$(22,947)	$(800,032)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary is RMB and USD, respectively.
(2)Includes after-tax unamortized losses of $113.0 million related to AFS debt securities that were transferred to HTM. For further information, refer to Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Three Months Ended September 30,
	2022			2021
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses arising during the period	$(229,246)	$67,801	$(161,445)	$(58,138)	$17,210	$(40,928)
Reclassification adjustments:
Net realized gains reclassified into net income (1)	—	—	—	(354)	104	(250)
Amortization of unrealized losses on transferred securities (2)	4,623	(1,367)	3,256	—	—	—
Net change	(224,623)	66,434	(158,189)	(58,492)	17,314	(41,178)
Cash flow hedges:
Net unrealized losses arising during the period	(48,325)	13,902	(34,423)	(170)	49	(121)
Net realized losses reclassified into net income (3)	1,619	(465)	1,154	241	(69)	172
Net change	(46,706)	13,437	(33,269)	71	(20)	51
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(6,676)	(1,250)	(7,926)	(1,878)	126	(1,752)
Net change	(6,676)	(1,250)	(7,926)	(1,878)	126	(1,752)
Other comprehensive loss	$(278,005)	$78,621	$(199,384)	$(60,299)	$17,420	$(42,879)

($ in thousands)	Nine Months Ended September 30,
	2022			2021
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses arising during the period	$(902,548)	$266,884	$(635,664)	$(143,131)	$42,384	$(100,747)
Reclassification adjustments:
Net realized gains reclassified into net income (1)	(1,306)	386	(920)	(1,178)	348	(830)
Amortization of unrealized losses on transferred securities (2)	13,228	(3,911)	9,317	—	—	—
Net change	(890,626)	263,359	(627,267)	(144,309)	42,732	(101,577)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(88,771)	25,539	(63,232)	150	(42)	108
Net realized (gains) losses reclassified into net income (3)	(1,601)	461	(1,140)	619	(176)	443
Net change	(90,372)	26,000	(64,372)	769	(218)	551
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(16,276)	(1,736)	(18,012)	(1,603)	736	(867)
Net change	(16,276)	(1,736)	(18,012)	(1,603)	736	(867)
Other comprehensive loss	$(997,274)	$287,623	$(709,651)	$(145,143)	$43,250	$(101,893)

(1)Pre-tax amounts were reported in Gains on sales of AFS debt securities on the Consolidated Statement of Income.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio.
(3)Pre-tax amounts related to cash flow hedges on CRE loans and long-term borrowings were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2022 and 2021:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2022
Net interest income before provision for credit losses	$326,411	$222,996	$2,402	$551,809
Provision for credit losses	8,974	18,026	—	27,000
Noninterest income (loss)	30,819	48,641	(3,908)	75,552
Noninterest expense	104,005	81,386	30,582	215,973
Segment income (loss) before income taxes	244,251	172,225	(32,088)	384,388
Segment net income (loss)	$173,982	$122,869	$(1,512)	$295,339
As of September 30, 2022
Segment assets	$17,002,000	$32,836,381	$12,737,680	$62,576,061

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2021
Net interest income before provision for (reversal of) credit losses	$176,678	$189,791	$29,237	$395,706
Provision for (reversal of) credit losses	1,293	(11,293)	—	(10,000)
Noninterest income (1)	22,099	43,272	7,738	73,109
Noninterest expense	90,575	66,731	48,078	205,384
Segment income (loss) before income taxes (1)	106,909	177,625	(11,103)	273,431
Segment net income (1)	$76,577	$126,984	$21,888	$225,449
As of September 30, 2021
Segment assets	$14,687,023	$27,861,690	$18,410,397	$60,959,110

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2022
Net interest income (loss) before provision for credit losses	$823,998	$662,037	$(45,661)	$1,440,374
Provision for credit losses	14,976	33,524	—	48,500
Noninterest income	84,402	145,750	3,587	233,739
Noninterest expense	294,395	235,804	72,084	602,283
Segment income (loss) before income taxes	599,029	538,459	(114,158)	1,023,330
Segment net income (loss)	$426,695	$384,237	$(19,612)	$791,320
As of September 30, 2022
Segment assets	$17,002,000	$32,836,381	$12,737,680	$62,576,061

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2021
Net interest income before reversal of credit losses	$500,352	$559,579	$65,943	$1,125,874
Reversal of credit losses	(598)	(24,402)	—	(25,000)
Noninterest income (1)	69,873	123,342	21,191	214,406
Noninterest expense	267,511	204,042	114,431	585,984
Segment income (loss) before income taxes (1)	303,312	503,281	(27,297)	779,296
Segment net income (1)	$217,257	$360,275	$77,653	$655,185
As of September 30, 2021
Segment assets	$14,687,023	$27,861,690	$18,410,397	$60,959,110

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking”. Balances for the third quarter and nine months of 2021 have been reclassified to reflect these allocation changes for comparability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts, and that are based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond the Company’s control. These statements may relate to the Company’s financial condition, results of operations, plans, objectives, future performance and/or business and usually can be identified by the use of forward-looking language, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions, and the negative thereof. You should not place undue reliance on these statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company.

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
•the economic, financial, reputational and other impacts of the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic, including variants thereof, and any other pandemic, epidemic or health-related crisis, as well as a deterioration of asset quality and an increase in credit losses due to the COVID-19 pandemic;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency, the SEC, the Consumer Financial Protection Bureau, and the California Department of Financial Protection and Innovation - Division of Financial Institutions;
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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of the Asian-American community. Through over 120 locations in the U.S. and China, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking, and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on promoting customer loyalty and engagement, understanding our customers’ financial goals, and meeting their financial needs through our diverse products and services. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. As of September 30, 2022, the Company had $62.58 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2021 Form 10-K.

Developments

Economic Developments

Heightened inflationary pressures caused by rising oil and other commodity prices due to Russia’s invasion of Ukraine, and global supply chain disruptions related to the COVID-19 pandemic continue to weigh on the economy. Concerns of a potential recession have increased as the federal government continues to hike interest rates to slow down inflation. Although U.S. economic conditions have continued to recover from the COVID-19 pandemic, the ongoing effects of its impact on the macroeconomic environment may persist for some time. The Company continues to closely monitor the economy and its effects on its business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to interest rate hikes have been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2021 Form 10-K.

LIBOR Transition

LIBOR is a widely referenced benchmark rate that is intended to reflect the rate at which banks can borrow wholesale funds from other banks on an unsecured and short-term basis. In March 2021, the United Kingdom’s Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced that the one-week and two-month USD LIBOR settings and non-USD LIBOR settings would cease to be published after December 31, 2021. The publication of the overnight, one-, three-, six- and 12-month USD LIBOR settings has been extended through June 30, 2023, which will provide additional time to wind down or renegotiate existing contracts that reference these LIBOR settings.

In March 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act provides a clear and uniform federal solution to transition legacy LIBOR-based contracts that either contain insufficient contractual fallback provisions addressing the LIBOR cessation and its transition to a benchmark selected by the Federal Reserve or lack contractual fallback provisions entirely. The LIBOR Act also establishes a safe harbor for lenders, shielding lenders from potential litigation resulting from their choice of a replacement rate, under certain situations including the use of a Federal Reserve-selected replacement rate based on the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve published its proposed rulemaking that implements the LIBOR Act in the Federal Register in July 2022, which establishes benchmark replacement recommendations for various product types.

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

The Company started offering loans based on alternative reference rates, including SOFR and the Bloomberg Short-Term Bank Yield Index during the fourth quarter of 2021, and ceased offering new LIBOR loans and LIBOR loan renewals beginning January 1, 2022. The Company continues to engage with customers to proactively modify LIBOR-based product contracts and transition to a benchmark replacement prior to June 30, 2023. The Company will leverage relevant contractual and statutory solutions, if necessary, including the LIBOR Act and other relevant legislation, to transition any residual LIBOR-based product exposures maturing after June 2023 to appropriate benchmark replacements. The Company’s LIBOR transition is anticipated to continue through June 30, 2023.

The Company will continue to monitor potential risks and impacts associated with the transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors — Risks Related to Financial Matters in the Company’s 2021 Form 10-K.

Deposit Insurance Assessment Rates

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly for insured depository institutions by two basis points (“bps”), beginning in the first quarterly assessment period of 2023. The increase in the assessment rate schedules is intended to: (1) increase the likelihood that the reserve ratio of the Deposit Insurance Fund (“DIF”) will reach at least 1.35 percent by the statutory deadline of September 30, 2028; (2) reduce the FDIC’s need to consider a potentially pro-cyclical assessment rate increase, and (3) support growth in the DIF in progressing towards the FDIC’s long-term goal of a 2 percent Designated Reserve Ratio. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. As a result of the adoption of the assessment rate schedules, the FDIC insurance costs of the Bank will likely increase but not have a material impact on its consolidated financial statements.

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

Inflation Reduction Act

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022. The bill contains numerous tax provisions, including a 15 percent corporate minimum tax. At this point, the legislation is not expected to have a material impact on the Company’s consolidated financial statements.

Financial Review

($ and shares in thousands, except per share, and ratio data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Summary of operations:
Net interest income before provision for (reversal of) credit losses	$551,809	$395,706	$1,440,374	$1,125,874
Noninterest income	75,552	73,109	233,739	214,406
Total revenue	627,361	468,815	1,674,113	1,340,280
Provision for (reversal of) credit losses	27,000	(10,000)	48,500	(25,000)
Noninterest expense	215,973	205,384	602,283	585,984
Income before income taxes	384,388	273,431	1,023,330	779,296
Income tax expense	89,049	47,982	232,010	124,111
Net income	$295,339	$225,449	$791,320	$655,185
Per common share:
Basic earnings	$2.10	$1.59	$5.59	$4.62
Diluted earnings	$2.08	$1.57	$5.55	$4.58
Dividends declared	$0.40	$0.33	$1.20	$0.99
Weighted-average number of shares outstanding:
Basic	140,917	141,880	141,453	141,799
Diluted	142,011	143,143	142,601	143,051
Performance metrics:
Return on average assets (“ROA”)	1.86%	1.46%	1.70%	1.50%
Return on average equity (“ROE”)	20.30%	15.75%	18.35%	15.98%
Tangible return on average tangible equity (1)	22.16%	17.25%	20.04%	17.56%
Common dividend payout ratio	19.33%	21.05%	21.75%	21.72%
Net interest margin	3.68%	2.70%	3.27%	2.72%
Efficiency ratio (2)	34.43%	43.81%	35.98%	43.72%
Adjusted efficiency ratio (1)	31.18%	35.55%	32.98%	36.80%

At period end:	September 30, 2022	December 31, 2021
Total assets	$62,576,061	$60,870,701
Total loans	$47,456,755	$41,694,416
Total deposits	$53,857,362	$53,350,532
Common shares outstanding at period-end	140,918	141,908
Book value per common share	$40.17	$41.13
Tangible equity per common share (1)	$36.80	$37.79

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s third quarter 2022 net income was $295.3 million, an increase of $69.9 million or 31%, compared with third quarter 2021 net income of $225.4 million. Net income for the first nine months of 2022 was $791.3 million, an increase of $136.1 million or 21%, compared with the first nine months of 2021 net income of $655.2 million. The year-over-year increases in both periods were primarily due to higher net interest income, partially offset by higher income tax expense and provision for credit losses. Noteworthy items about the Company’s third quarter and first nine months of 2022 performance included:

•Net interest income growth and net interest margin expansion. Third quarter 2022 net interest income before provision for (reversal of) credit losses was $551.8 million, an increase of $156.1 million or 39% from the third quarter of 2021. Third quarter 2022 net interest margin of 3.68% expanded 98 bps year-over-year. For the first nine months of 2022, net interest income before provision for (reversal of) credit losses was $1.44 billion, an increase of $314.5 million or 28% year-over-year. The net interest margin for the first nine months of 2022 was 3.27%, up 55 bps year-over-year.

•Improved efficiency. Efficiency ratios of 34.43% and 35.98% for the third quarter and first nine months of 2022, respectively, both improved year-over-year. The adjusted efficiency ratios of 31.18% and 32.98% for the third quarter and first nine months of 2022, respectively, both improved year-over-year. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Expanding profitability. Third quarter 2022 ROA, ROE and the tangible return on average tangible equity of 1.86%, 20.30% and 22.16%, respectively, all expanded compared with third quarter 2021. Likewise, for the first nine months of 2022, ROA, ROE and the tangible return on average tangible equity of 1.70%, 18.35% and 20.04%, respectively, all expanded year-over-year. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Total assets reached $62.58 billion, growing by $1.71 billion or 3% from December 31, 2021, primarily driven by loan growth.

•Total loans were $47.46 billion as of September 30, 2022, an increase of $5.76 billion or 14% from $41.69 billion as of December 31, 2021. This was primarily driven by well-diversified growth across the commercial real estate (“CRE”), residential mortgage, and commercial and industrial (“C&I”) loan segments.

•Total deposits were $53.86 billion as of September 30, 2022, an increase of $506.8 million or 1% from $53.35 billion as of December 31, 2021. Growth was primarily driven by increased time deposits, partially offset by decreases in noninterest-bearing demand and money market accounts.

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

Net Interest Income and Net Interest Margin
$1,440.4
$1,125.9
3.68%
2.70%
3.27%
2.72%
2.35%
$395.7
$551.8
1.20%
0.25%
0.25%
QTD 3Q21
QTD 3Q22
YTD 3Q21
YTD 3Q22
Net Interest Income ($ in millions)
Net Interest Margin
Average Target Fed Funds Rate

Third quarter 2022 net interest income before provision for credit losses was $551.8 million, an increase of $156.1 million or 39%, compared with $395.7 million for the third quarter 2021. For the first nine months of 2022, net interest income was $1.44 billion, an increase of $314.5 million or 28%, compared with $1.13 billion for the first nine months of 2021. Third quarter 2022 net interest margin was 3.68%, an increase of 98 bps from 2.70% for the third quarter of 2021. The year-over-year changes in net interest income and net interest margin primarily reflected higher loan yields, strong loan growth and higher debt securities yields. For the first nine months of 2022, net interest margin was 3.27%, an increase of 55 bps from 2.72% for the first nine months of 2021. The year-over-year changes in net interest income and net interest margin primarily reflected higher loan yields, strong loan growth and higher debt securities volume and yields. The changes in yields and rates reflected rising benchmark interest rates.

Average interest-earning assets were $59.48 billion for the third quarter of 2022, an increase of $1.24 billion or 2% from $58.24 billion for the third quarter of 2021. For the first nine months of 2022, the average interest-earning assets were $58.95 billion, an increase of $3.60 billion or 7% from $55.35 billion for the first nine months of 2021. The increases in average interest-earning assets in both periods primarily reflected growth in loans and debt securities, partially offset by a decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the third quarter of 2022 was 4.19%, an increase of 136 bps from 2.83% for the third quarter of 2021. The yield on average interest-earning assets for the first nine months of 2022 was 3.54%, an increase of 65 bps from 2.89% for the first nine months of 2021. The year-over-year changes in the yield on average interest-bearing assets primarily resulted from rising benchmark interest rates and a changed earning asset mix in favor of higher-yielding assets.

The average loan yield for the third quarter of 2022 was 4.75%, an increase of 114 bps from 3.61% for the third quarter of 2021. The average loan yield for the first nine months of 2022 was 4.13%, an increase of 54 bps from 3.59% for the first nine months of 2021. The year-over-year changes in the average loan yield reflect the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 62% and 65% of loans held-for-investment were variable-rate or hybrid loans in their adjustable-rate period as of September 30, 2022 and 2021, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $54.05 billion for the third quarter of 2022, an increase of $554.9 million or 1% from $53.50 billion for the third quarter of 2021. For the first nine months of 2022, average deposits were $54.07 billion, an increase of $3.54 billion or 7% from $50.53 billion for the first nine months of 2021. Average noninterest-bearing deposits were $22.42 billion for the third quarter of 2022, a decrease of $745.7 million or 3% from $23.17 billion for the third quarter of 2021. For the first nine months of 2022, average noninterest-bearing deposits were $23.24 billion, an increase of $2.90 billion or 14% from $20.35 billion for the first nine months of 2021. Average noninterest-bearing deposits made up 41% and 43% of average deposits for the third quarters of 2022 and 2021, respectively, and 43% and 40% for the first nine months of 2022 and 2021, respectively.

The average cost of deposits was 0.51% for the third quarter of 2022, a 39 bps increase from 0.12% for the third quarter of 2021. The average cost of interest-bearing deposits was 0.86% for the third quarter of 2022, a 65 bps increase from 0.21% for the third quarter of 2021. The average cost of deposits was 0.26% for the first nine months of 2022, an increase of 11 bps from 0.15% for the first nine months of 2021. The average cost of interest-bearing deposits was 0.45% for the first nine months of 2022, a 20 bps increase from 0.25% for the first nine months of 2021. The year-over-year increases primarily reflected higher rates paid on money market accounts and time deposits.

The average cost of funds calculation includes deposits, Federal Home Loan Bank (“FHLB”) advances, repurchase agreements, long-term debt and short-term borrowings. For the third quarter of 2022, the average cost of funds was 0.55%, a 41 bps increase from 0.14% for the third quarter of 2021. For the first nine months of 2022, the average cost of funds was 0.29%, an 11 bps increase from 0.18% for the first nine months of 2021. The year-over-year changes in the average cost of funds were driven by the changes in the cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2022 and 2021:

($ in thousands)	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$2,287,010	$9,080	1.58%	$7,036,823	$4,521	0.25%
Resale agreements	1,037,292	6,769	2.59%	2,382,741	8,957	1.49%
Available-for-sale (“AFS”) debt securities (2)(3)	6,204,729	38,383	2.45%	8,782,682	37,826	1.71%
Held-to-maturity (“HTM”) debt securities (2)(4)	3,017,063	12,709	1.67%	—	—	—%
Loans (5)(6)	46,854,541	560,452	4.75%	39,960,151	363,503	3.61%
Restricted equity securities	78,054	843	4.28%	77,083	500	2.57%
Total interest-earning assets	$59,478,689	$628,236	4.19%	$58,239,480	$415,307	2.83%
Noninterest-earning assets:
Cash and due from banks	615,836			627,640
Allowance for loan losses	(566,369)			(584,827)
Other assets	3,551,288			3,077,240
Total assets	$63,079,444			$61,359,533
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,879,632	$8,493	0.49%	$6,646,515	$3,186	0.19%
Money market deposits	12,351,571	33,101	1.06%	12,604,827	3,446	0.11%
Savings deposits	2,961,634	2,268	0.30%	2,792,702	1,943	0.28%
Time deposits	9,435,063	25,032	1.05%	8,283,265	7,395	0.35%
Federal funds purchased and other short-term borrowings	211,794	1,177	2.20%	620	—	—%
FHLB advances	86,243	392	1.80%	248,614	857	1.37%
Repurchase agreements	624,821	4,421	2.81%	310,997	2,012	2.57%
Long-term debt and finance lease liabilities	152,565	1,543	4.01%	151,870	762	1.99%
Total interest-bearing liabilities	$32,703,323	$76,427	0.93%	$31,039,410	$19,601	0.25%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	22,423,633			23,169,323
Accrued expenses and other liabilities	2,179,850			1,470,494
Stockholders’ equity	5,772,638			5,680,306
Total liabilities and stockholders’ equity	$63,079,444			$61,359,533
Interest rate spread			3.26%			2.58%
Net interest income and net interest margin		$551,809	3.68%		$395,706	2.70%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $16.5 million and $22.6 million for the third quarters of 2022 and 2021, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $189 thousand for the third quarter of 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $12.5 million and $17.0 million for the third quarters of 2022 and 2021, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2022 and 2021:

($ in thousands)	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,175,596	$17,127	0.72%	$6,078,982	$11,781	0.26%
Resale agreements	1,588,452	23,705	2.00%	1,994,776	23,077	1.55%
AFS debt securities (2)(3)	6,886,268	106,290	2.06%	7,755,029	101,616	1.75%
HTM debt securities (2)(4)	2,672,797	33,645	1.68%	—	—	—%
Loans (5)(6)	44,548,520	1,376,978	4.13%	39,441,751	1,057,964	3.59%
Restricted equity securities	77,824	2,274	3.91%	80,107	1,588	2.65%
Total interest-earning assets	$58,949,457	$1,560,019	3.54%	$55,350,645	$1,196,026	2.89%
Noninterest-earning assets:
Cash and due from banks	656,772			602,830
Allowance for loan losses	(551,818)			(603,523)
Other assets	3,307,207			2,913,050
Total assets	$62,361,618			$58,263,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,747,711	$13,073	0.26%	$6,571,231	$11,177	0.23%
Money market deposits	12,526,222	45,196	0.48%	12,262,173	11,869	0.13%
Savings deposits	2,954,098	5,836	0.26%	2,715,114	5,762	0.28%
Time deposits	8,596,728	40,266	0.63%	8,635,250	26,982	0.42%
Federal funds purchased and other short-term borrowings	93,370	1,427	2.04%	1,871	42	3.00%
FHLB advances	128,137	1,529	1.60%	457,273	6,025	1.76%
Repurchase agreements	433,340	8,855	2.73%	304,745	5,981	2.62%
Long-term debt and finance lease liabilities	152,259	3,463	3.04%	152,018	2,314	2.04%
Total interest-bearing liabilities	$31,631,865	$119,645	0.51%	$31,099,675	$70,152	0.30%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	23,244,247			20,345,370
Accrued expenses and other liabilities	1,719,869			1,335,252
Stockholders’ equity	5,765,637			5,482,705
Total liabilities and stockholders’ equity	$62,361,618			$58,263,002
Interest rate spread			3.03%			2.59%
Net interest income and net interest margin		$1,440,374	3.27%		$1,125,874	2.72%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $60.3 million and $62.7 million for the first nine months of 2022 and 2021, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $423 thousand for the first nine months of 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $36.3 million and $46.8 million for the first nine months of 2022 and 2021, respectively.

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,559	$(4,874)	$9,433	$5,346	$(7,746)	$13,092
Resale agreements	(2,188)	(6,674)	4,486	628	(5,263)	5,891
AFS debt securities	557	(13,051)	13,608	4,674	(12,166)	16,840
HTM debt securities	12,709	12,709	—	33,645	33,645	—
Loans	196,949	69,707	127,242	319,014	146,568	172,446
Restricted equity securities	343	6	337	686	(46)	732
Total interest and dividend income	$212,929	$57,823	$155,106	$363,993	$154,992	$209,001
Interest-bearing liabilities:
Checking deposits	$5,307	$116	$5,191	$1,896	$307	$1,589
Money market deposits	29,655	(71)	29,726	33,327	261	33,066
Savings deposits	325	122	203	74	488	(414)
Time deposits	17,637	1,162	16,475	13,284	(121)	13,405
Federal funds purchased and other short-term borrowings	1,177	—	1,177	1,385	1,403	(18)
FHLB advances	(465)	(680)	215	(4,496)	(3,975)	(521)
Repurchase agreements	2,409	2,204	205	2,874	2,619	255
Long-term debt and finance lease liabilities	781	4	777	1,149	4	1,145
Total interest expense	$56,826	$2,857	$53,969	$49,493	$986	$48,507
Change in net interest income	$156,103	$54,966	$101,137	$314,500	$154,006	$160,494

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2022 and 2021:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Lending fees	$20,289	$17,516	16%	$59,869	$56,965	5%
Deposit account fees	23,636	18,508	28%	66,323	51,233	29%
Interest rate contracts and other derivative income	8,761	7,156	22%	29,695	20,981	42%
Foreign exchange income	10,083	13,101	(23)%	34,143	35,634	(4)%
Wealth management fees	8,903	5,598	59%	21,494	20,460	5%
Net gains on sales of loans	2,129	3,329	(36)%	5,968	6,601	(10)%
Gains on sales of AFS debt securities	—	354	(100)%	1,306	1,178	11%
Other investment (loss) income	(580)	5,349	(111)%	5,910	13,870	(57)%
Other income	2,331	2,198	6%	9,031	7,484	21%
Total noninterest income	$75,552	$73,109	3%	$233,739	$214,406	9%

Noninterest income comprised 12% and 14% of total revenue for the third quarter and the first nine months of 2022, respectively, compared with 16% for both the third quarter and first nine months of 2021, respectively. Third quarter 2022 noninterest income was $75.6 million, an increase of $2.4 million or 3%, compared with $73.1 million for the same period in 2021. This increase was primarily due to increases in deposit account fees, wealth management fees and lending fees, partially offset by other investment loss and a decrease in foreign exchange income. Noninterest income for the first nine months of 2022 was $233.7 million, an increase of $19.3 million or 9%, compared with $214.4 million for the same period in 2021. This increase was primarily due to increases in deposit account fees, interest rate contracts and other derivative income; and lending fees, partially offset by lower other investment income.

Lending fees were $20.3 million for the third quarter of 2022, an increase of $2.8 million or 16% compared with $17.5 million for the same period in 2021. This was primarily due to increased syndication, unused commitment and other loan fees. For the first nine months of 2022, lending fees were $59.9 million, an increase of $2.9 million or 5%, compared with $57.0 million for the same period in 2021. This was primarily due to increased unused commitment and other loan fees, partially offset by a decrease in syndication fees.

Deposit account fees were $23.6 million for the third quarter of 2022, an increase of $5.1 million or 28%, compared with $18.5 million for the same period in 2021. For the first nine months of 2022, deposit account fees were $66.3 million, an increase of $15.1 million or 29%, compared with $51.2 million for the same period in 2021. These increases were primarily driven by growth in treasury management fees from commercial deposits.

Interest rate contracts and other derivative income was $8.8 million for the third quarter of 2022, an increase of $1.6 million or 22%, compared with $7.2 million for the same period in 2021. For the first nine months of 2022, interest rate contracts and other derivative income was $29.7 million, an increase of $8.7 million or 42%, compared with $21.0 million for the same period in 2021. These increases were primarily due to higher favorable credit valuation adjustments during the third quarter and first nine months of 2022, compared with the same periods in 2021.

Foreign exchange income was $10.1 million for the third quarter of 2022, a decrease of $3.0 million or 23%, compared with $13.1 million for the same period in 2021. For the first nine months of 2022, foreign exchange income was $34.1 million, a decrease of $1.5 million or 4%, compared with $35.6 million for the first nine months of 2021. The decreases for the third quarter and first nine months of 2022, compared with the prior year periods, primarily reflected increased losses on foreign exchange trades, partially offset by the favorable valuation of certain foreign currency denominated balance sheet items.

Wealth management fees were $8.9 million for the third quarter of 2022, an increase of $3.3 million or 59%, compared with $5.6 million for the same period in 2021. For the first nine months of 2022, wealth management fees were $21.5 million, an increase of $1.0 million or 5%, compared with $20.5 million for the first nine months of 2021. These increases were primarily due to a higher volume of customer activity.

Other investment loss was $580 thousand for the third quarter of 2022, compared with income of $5.3 million for the same period in 2021. For the first nine months of 2022, other investment income was $5.9 million, a decrease of $8.0 million or 57% from $13.9 million for the first nine months of 2021. These decreases primarily reflected unfavorable equity valuation adjustments in the Company’s CRA investments in 2022, compared with the same year-ago periods.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2022 and 2021:

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	%	2022	2021	%
Compensation and employee benefits	$127,580	$105,751	21%	$357,213	$318,985	12%
Occupancy and equipment expense	15,920	15,851	0%	46,853	47,150	(1)%
Deposit insurance premiums and regulatory assessments	4,875	4,641	5%	14,519	12,791	14%
Deposit account expense	6,707	4,136	62%	17,071	11,845	44%
Data processing	3,725	3,575	4%	10,876	12,088	(10)%
Computer software expense	6,889	8,426	(18)%	20,755	23,106	(10)%
Consulting expense	1,620	1,635	(1)%	5,474	4,978	10%
Legal expense	689	2,363	(71)%	2,454	5,840	(58)%
Other operating expense	28,094	20,998	34%	78,315	58,544	34%
Amortization of tax credit and other investments	19,874	38,008	(48)%	48,753	90,657	(46)%
Total noninterest expense	$215,973	$205,384	5%	$602,283	$585,984	3%

Third quarter 2022 noninterest expense was $216.0 million, an increase of $10.6 million or 5%, compared with $205.4 million for the same period in 2021. First nine months of 2022 noninterest expense was $602.3 million, an increase of $16.3 million or 3%, compared with $586.0 million for the same period in 2021. These increases were primarily due to higher compensation and employee benefits and other operating expense, partially offset by a decrease in the amortization of tax credit and other investments.

Compensation and employee benefits were $127.6 million for the third quarter of 2022, an increase of $21.8 million or 21%, compared with $105.8 million for the same period in 2021. For the first nine months of 2022, compensation and employee benefits were $357.2 million, an increase of $38.2 million or 12%, compared with $319.0 million for the same period in 2021. These increases were primarily due to headcount growth and the year-over-year change in deferred loan costs.

Other operating expense was $28.1 million for the third quarter of 2022, an increase of $7.1 million or 34%, compared with $21.0 million for the same period in 2021, primarily due to a reduction in foreclosure related gains and interest expense paid on cash collateral. For the first nine months of 2022, other operating expense was $78.3 million, an increase of $19.8 million or 34%, compared with $58.5 million for the same period in 2021, primarily due to increased charitable contributions, foreclosure expenses, miscellaneous operational losses and travel-related expenses.

Amortization of tax credit and other investments was $19.9 million for the third quarter of 2022, a decrease of $18.1 million or 48%, compared with $38.0 million for the same period in 2021. For the first nine months of 2022, amortization of tax credit and other investments was $48.8 million, a decrease of $41.9 million or 46%, compared with $90.7 million for the same period in 2021. The year-over-year change reflects the mix of tax credits being recognized, which have differing amortization periods, as well as the impact of investments that close in a given period.

Income Taxes

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income before income taxes	$384,388	$273,431	41%	$1,023,330	$779,296	31%
Income tax expense	$89,049	$47,982	86%	$232,010	$124,111	87%
Effective tax rate	23.2%	17.5%		22.7%	15.9%

Third quarter 2022 income tax expense was $89.0 million and the effective tax rate was 23.2%, compared with third quarter 2021 income tax expense of $48.0 million and an effective tax rate of 17.5%. For the first nine months of 2022, income tax expense was $232.0 million and the effective tax rate was 22.7%, compared with income tax expense of $124.1 million and an effective tax rate of 15.9% for the same period in 2021. The year-over-year increases in the income tax expense and the effective tax rate reflected a higher level of income before income taxes and a decrease in tax credits recognized in 2022.

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

The following tables present the results by operating segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
	2022	2021	2022	2021	2022	2021
Total revenue (loss) (1)	$357,230	$198,777	$271,637	$233,063	$(1,506)	$36,975
Provision for (reversal of) credit losses	8,974	1,293	18,026	(11,293)	—	—
Noninterest expense	104,005	90,575	81,386	66,731	30,582	48,078
Segment income (loss) before income taxes (1)	244,251	106,909	172,225	177,625	(32,088)	(11,103)
Segment net income (loss) (1)	$173,982	$76,577	$122,869	$126,984	$(1,512)	$21,888

($ in thousands)	Nine Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
	2022	2021	2022	2021	2022	2021
Total revenue (loss) (1)	$908,400	$570,225	$807,787	$682,921	$(42,074)	$87,134
Provision for (reversal of) credit losses	14,976	(598)	33,524	(24,402)	—	—
Noninterest expense	294,395	267,511	235,804	204,042	72,084	114,431
Segment income (loss) before income taxes (1)	599,029	303,312	538,459	503,281	(114,158)	(27,297)
Segment net income (loss) (1)	$426,695	$217,257	$384,237	$360,275	$(19,612)	$77,653

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the third quarter and nine months of 2021 have been reclassified to reflect these allocation changes for comparability.

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

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for credit losses	$326,411	$176,678	$149,733	85%
Noninterest income (1)	30,819	22,099	8,720	39%
Total revenue (1)	357,230	198,777	158,453	80%
Provision for credit losses	8,974	1,293	7,681	594%
Noninterest expense	104,005	90,575	13,430	15%
Segment income before income taxes (1)	244,251	106,909	137,342	128%
Income tax expense	70,269	30,332	39,937	132%
Segment net income (1)	$173,982	$76,577	$97,405	127%
Average loans	$16,405,433	$14,186,630	$2,218,803	16%
Average deposits	$33,271,717	$32,516,678	$755,039	2%

($ in thousands)	Nine Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$823,998	$500,352	$323,646	65%
Noninterest income (1)	84,402	69,873	14,529	21%
Total revenue (1)	908,400	570,225	338,175	59%
Provision for (reversal of) credit losses	14,976	(598)	15,574	2604%
Noninterest expense	294,395	267,511	26,884	10%
Segment income before income taxes (1)	599,029	303,312	295,717	97%
Income tax expense	172,334	86,055	86,279	100%
Segment net income (1)	$426,695	$217,257	$209,438	96%
Average loans	$15,448,874	$13,787,675	$1,661,199	12%
Average deposits	$33,272,271	$31,304,335	$1,967,936	6%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter of 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the third quarter and nine months of 2021 have been reclassified to reflect these allocation changes for comparability.

Consumer and Business Banking segment net income increased $97.4 million or 127% year-over-year to $174.0 million for the third quarter of 2022, and $209.4 million or 96% year-over-year to $426.7 million for the first nine months of 2022. The increases in both periods reflected revenue growth, partially offset by higher income tax expense and noninterest expense. Net interest income before provision for credit losses increased $149.7 million or 85% year-over-year to $326.4 million for the third quarter of 2022, and $323.6 million or 65% year-over-year to $824.0 million for the first nine months of 2022. The increases in both periods were primarily driven by higher deposit fund transfer pricing credits due to noninterest-bearing deposit growth, and higher loan interest income, primarily from growth in residential mortgage loans. Noninterest expense increased $13.4 million or 15% year-over-year to $104.0 million for the third quarter of 2022, and $26.9 million or 10% year-over-year to $294.4 million for the first nine months of 2022. The increases in both periods primarily reflected higher compensation and employee benefits expense.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$222,996	$189,791	$33,205	17%
Noninterest income (1)	48,641	43,272	5,369	12%
Total revenue (1)	271,637	233,063	38,574	17%
Provision for (reversal of) credit losses	18,026	(11,293)	29,319	260%
Noninterest expense	81,386	66,731	14,655	22%
Segment income before income taxes (1)	172,225	177,625	(5,400)	(3)%
Income tax expense	49,356	50,641	(1,285)	(3)%
Segment net income (1)	$122,869	$126,984	$(4,115)	(3)%
Average loans	$30,449,108	$25,773,521	$4,675,587	18%
Average deposits	$16,627,353	$18,275,884	$(1,648,531)	(9)%

($ in thousands)	Nine Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for (reversal of) credit losses	$662,037	$559,579	$102,458	18%
Noninterest income (1)	145,750	123,342	22,408	18%
Total revenue (1)	807,787	682,921	124,866	18%
Provision for (reversal of) credit losses	33,524	(24,402)	57,926	237%
Noninterest expense	235,804	204,042	31,762	16%
Segment income before income taxes (1)	538,459	503,281	35,178	7%
Income tax expense	154,222	143,006	11,216	8%
Segment net income (1)	$384,237	$360,275	$23,962	7%
Average loans	$29,099,646	$25,654,076	$3,445,570	13%
Average deposits	$17,296,919	$16,611,906	$685,013	4%

(1)During the fourth quarter of 2021, the Company enhanced its segment allocation methodology related to the fair values of interest rate and commodity derivative contracts, which are included in noninterest income. These fair values, which were previously allocated to the “Commercial Banking” segment prior to the fourth quarter 2021, have since been reclassified between “Consumer and Business Banking” and “Commercial Banking.” Balances for the third quarter and nine months of 2021 have been reclassified to reflect these allocation changes for comparability.

Commercial Banking segment net income decreased $4.1 million or 3%, year-over-year to $122.9 million for the third quarter of 2022, due to increases in provision for credit losses and noninterest expense, partially offset by revenue growth. For the first nine months of 2022, this segment’s net income increased $24.0 million or 7% year-over-year to $384.2 million. This increase reflected revenue growth, partially offset by higher provision for credit losses and noninterest expense. Net interest income before provision for credit losses increased $33.2 million or 17% year-over-year to $223.0 million for the third quarter of 2022, and $102.5 million or 18% year-over-year to $662.0 million for the first nine months of 2022. The increases in both periods were primarily due to higher loan interest income from commercial loan growth. Provision for credit losses increased $29.3 million or 260% year-over-year to $18.0 million for the third quarter of 2022, and $57.9 million or 237% year-over-year to $33.5 million for the first nine months of 2022, primarily driven by the current macroeconomic outlook and commercial loan growth. Noninterest expense increased $14.7 million or 22% year-over-year to $81.4 million for the third quarter of 2022, primarily due to higher compensation and employee benefits and higher corporate overhead allocations. For the first nine months of 2022, this segment’s noninterest expense increased $31.8 million or 16% year-over-year to $235.8 million, driven by increases in compensation and employee benefits, corporate overhead allocations and other operating expenses.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking, and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

($ in thousands)	Three Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest income before provision for credit losses	$2,402	$29,237	$(26,835)	(92)%
Noninterest (loss) income	(3,908)	7,738	(11,646)	(151)%
Total (loss) revenue	(1,506)	36,975	(38,481)	(104)%
Noninterest expense	30,582	48,078	(17,496)	(36)%
Segment loss before income taxes	(32,088)	(11,103)	(20,985)	189%
Income tax benefit	(30,576)	(32,991)	2,415	(7)%
Segment net (loss) income	$(1,512)	$21,888	$(23,400)	(107)%
Average deposits	$4,152,463	$2,704,070	$1,448,393	54%

($ in thousands)	Nine Months Ended September 30,
			Change from 2021
	2022	2021	$	%
Net interest (loss) income before provision for credit losses	$(45,661)	$65,943	$(111,604)	(169)%
Noninterest income	3,587	21,191	(17,604)	(83)%
Total (loss) revenue	(42,074)	87,134	(129,208)	(148)%
Noninterest expense	72,084	114,431	(42,347)	(37)%
Segment loss before income taxes	(114,158)	(27,297)	(86,861)	318%
Income tax benefit	(94,546)	(104,950)	10,404	(10)%
Segment net (loss) income	$(19,612)	$77,653	$(97,265)	(125)%
Average deposits	$3,499,816	$2,612,897	$886,919	34%

The Other segment reported segment loss before income taxes of $32.1 million and segment net loss of $1.5 million for the third quarter of 2022, reflecting an income tax benefit of $30.6 million. For the first nine months of 2022, the Other segment reported segment loss before income taxes of $114.2 million and segment net loss of $19.6 million, reflecting an income tax benefit of $94.5 million. The increases in segment losses before income taxes for both periods were primarily driven by lower revenue, partially offset by decreases in noninterest expense. The $26.8 million and $111.6 million decreases in net interest income before provision for credit losses for the third quarter and first nine months of 2022, respectively, compared to the same prior year periods, were primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by an increase in interest income from investments due to a higher yield on debt securities for the third quarter of 2022, and a higher volume of debt securities for the first nine months of 2022. Noninterest expense decreased $17.5 million year-over-year to $30.6 million for the third quarter of 2022, and $42.3 million year-over-year to $72.1 million for the first nine months of 2022, primarily due to lower amortization of tax credits and other investments.

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

While the Company intends to hold its debt securities indefinitely, it may sell AFS securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of September 30, 2022 and December 31, 2021, and by credit ratings as of September 30, 2022:

($ in thousands)	September 30, 2022			December 31, 2021			Ratings as of September 30, 2022 (1)
	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,312	$600,677	10%	$1,049,238	$1,032,681	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	319,070	260,424	5%	1,333,984	1,301,971	13%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,639,133	2,315,314	39%	4,210,832	4,157,263	42%	100%	—%	—%	—%	—%
Municipal securities	307,084	249,502	4%	519,381	523,158	5%	91%	5%	—%	—%	4%
Non-agency mortgage-backed securities	1,233,490	1,069,513	18%	1,388,857	1,378,374	14%	82%	—%	—%	—%	18%
Corporate debt securities	673,502	529,565	9%	657,516	649,665	6%	—%	31%	67%	2%	—%
Foreign government bonds	238,720	225,810	4%	260,447	257,733	3%	47%	53%	—%	—%	—%
Asset-backed securities	66,793	64,870	1%	74,674	74,558	1%	100%	—%	—%	—%	—%
Collateralized loan obligations (“CLOs”)	617,250	590,415	10%	592,250	589,950	6%	96%	4%	—%	—%	—%
Total AFS debt securities	$6,771,354	$5,906,090	100%	$10,087,179	$9,965,353	100%	85%	5%	6%	0%	4%
HTM debt securities:
U.S. Treasury securities	$522,713	$466,085	19%	$—	$—	—%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,233	782,617	32%	—	—	—%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,301,824	1,066,339	43%	—	—	—%	100%	—%	—%	—%	—%
Municipal securities	189,897	144,094	6%	—	—	—%	100%	—%	—%	—%	—%
Total HTM debt securities	$3,012,667	$2,459,135	100%	$—	$—	—%	100%	—%	—%	—%	—%
Total debt securities	$9,784,021	$8,365,225		$10,087,179	$9,965,353

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

The Company’s AFS and HTM debt securities portfolios had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.3 as of September 30, 2022. This increased from 5.0 as of December 31, 2021, primarily due to both the upshifting and steepening of the yield curve.

Available-for-Sale Debt Securities

The fair value of the AFS debt securities portfolio totaled $5.91 billion as of September 30, 2022, a decrease of $4.06 billion or 41% from $9.97 billion as of December 31, 2021. The decrease was primarily due to the Company’s transfer of $3.01 billion of AFS securities to HTM securities during the first quarter of 2022 and a decline in the portfolio valuation within the rising interest rate environment. For further discussion regarding the transfer, refer to the Held-to-Maturity Debt Securities section below. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $865.3 million as of September 30, 2022, compared with $121.8 million as of December 31, 2021.

As of September 30, 2022, 96% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs, compared with 98% as of December 31, 2021. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of September 30, 2022 and December 31, 2021. There was no allowance for credit losses as of September 30, 2022 and December 31, 2021, provided against the AFS debt securities. Additionally, there were no credit losses recognized in earnings for both the third quarters and first nine months of 2022 and 2021. For additional discussion on the allowance for credit losses, see Note 5 — Securities — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-Q.

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

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of September 30, 2022. For additional discussion on the allowance for credit losses, see Note 5 — Securities — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-Q.

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

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, construction and land loans, and consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans. Total net loans were $46.87 billion as of September 30, 2022, an increase of $5.72 billion or 14% from $41.15 billion as of December 31, 2021. This increase was primarily driven by well-diversified growth throughout our major loan categories including increases of $2.53 billion or 16% in total CRE loans, $1.80 billion or 16% in residential mortgage loans, and $1.47 billion or 10% in C&I loans. The composition of the loan portfolio as of September 30, 2022 was similar to the composition as of December 31, 2021.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Commercial:
C&I (1)	$15,625,072	33%	$14,150,608	34%
CRE:
CRE	13,573,157	28%	12,155,047	29%
Multifamily residential	4,559,302	10%	3,675,605	9%
Construction and land	556,894	1%	346,486	1%
Total CRE	18,689,353	39%	16,177,138	39%
Total commercial	34,314,425	72%	30,327,746	73%
Consumer:
Residential mortgage:
Single-family residential	10,855,345	23%	9,093,702	22%
HELOCs	2,184,924	5%	2,144,821	5%
Total residential mortgage	13,040,269	28%	11,238,523	27%
Other consumer	87,561	0%	127,512	0%
Total consumer	13,127,830	28%	11,366,035	27%
Total loans held-for-investment (2)	47,442,255	100%	41,693,781	100%
Allowance for loan losses	(582,517)		(541,579)
Loans held-for-sale (3)	14,500		635
Total loans, net	$46,874,238		$41,152,837

(1)Includes $110.9 million and $534.2 million of Paycheck Protection Program (“PPP”) loans as of September 30, 2022 and December 31, 2021, respectively.
(2)Includes $(60.3) million and $(50.7) million of net deferred loan fees and net unamortized premiums as of September 30, 2022 and December 31, 2021, respectively.
(3)Consists of a multi-family residential loan as of September 30, 2022 and single-family residential loans as of December 31, 2021.

Commercial

The commercial loan portfolio comprised 72% and 73% of total loans as of September 30, 2022 and December 31, 2021, respectively. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments (loans outstanding plus unfunded credit commitments, excluding issued letters of credit) were $22.21 billion as of September 30, 2022, an increase of $1.92 billion or 9% from $20.29 billion as of December 31, 2021. Total C&I loans were $15.63 billion as of September 30, 2022, an increase of $1.47 billion or 10% from $14.15 billion. Total C&I loans made up 33% and 34% of total loans held-for-investment as of September 30, 2022 and December 31, 2021, respectively. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, comprised of working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $948.2 million and $939.4 million as of September 30, 2022 and December 31, 2021, respectively. The majority of the C&I loans had variable interest rates as of both September 30, 2022 and December 31, 2021.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by customer exposure and industry classification, setting diversification targets and exposure limits by industry or loan product. The following charts illustrate the industry mix within our C&I portfolio as of September 30, 2022 and December 31, 2021.

Diversified C&I Loan Portfolio
Selected Industries as of September 30, 2022

General Manufacturing & Wholesale: 11%
Private Equity: 13%
Entertainment: 10%
Clean Energy: 5%
Real Estate Related: 7%
Technology & Life Science: 6%
Oil and Gas: 3%
Consumer Goods: 3%
All other C&I: 42%

Diversified C&I Loan Portfolio
Selected Industries as of December 31, 2021

General Manufacturing & Wholesale: 11%
Private Equity: 11%
Entertainment: 9%
Clean Energy: 6%
Real Estate Related: 6%
Technology & Life Science: 5%
Oil and Gas: 4%
PPP: 4%
Consumer Goods: 3%
All other C&I: 41%

Commercial — Total Commercial Real Estate Loans. Total CRE loans outstanding were $18.69 billion as of September 30, 2022, which grew by $2.51 billion or 16% from $16.18 billion as of December 31, 2021, and accounted for 39% of total loans held-for-investment as of both September 30, 2022 and December 31, 2021. The total CRE loan portfolio consists of CRE, multifamily residential, and construction and land loans. The year-to-date growth in total CRE loans was primarily driven by multifamily and industrial property types.

The Company’s total CRE portfolio is diversified by property type with an average CRE loan size of $2.7 million and $2.5 million as of September 30, 2022 and December 31, 2021, respectively. The following table summarizes the Company’s total CRE loans by property type as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022		December 31, 2021
	Amount	%	Amount	%
Property types:
Retail (1)	$3,991,541	21%	$3,685,900	23%
Multifamily	4,559,302	24%	3,675,605	23%
Office (1)	2,943,391	16%	2,804,006	17%
Industrial (1)	3,474,909	19%	2,807,325	18%
Hospitality (1)	2,099,226	11%	1,993,995	12%
Construction and land	556,894	3%	346,486	2%
Other (1)	1,064,090	6%	863,821	5%
Total CRE loans	$18,689,353	100%	$16,177,138	100%

(1)Included in CRE loan category.

The weighted-average loan-to-value (“LTV”) ratio of the total CRE portfolio was 51% as of both September 30, 2022 and December 31, 2021. The low weighted-average LTV ratio was consistent across CRE property types. Approximately 87% and 89% of total CRE loans had an LTV ratio of 65% or lower as of September 30, 2022 and December 31, 2021, respectively. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2022 and December 31, 2021. The distribution of the total CRE loan portfolio reflects the Company’s geographic footprint, which is primarily concentrated in California:

($ in thousands)	September 30, 2022
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,022,529		$2,257,999		$203,939		$9,484,467
Northern California	2,802,337		871,497		209,083		3,882,917
California	9,824,866	72%	3,129,496	69%	413,022	74%	13,367,384	72%
Texas	1,140,975	8%	412,316	9%	3,037	1%	1,556,328	8%
New York	684,810	5%	214,032	5%	82,135	15%	980,977	5%
Washington	467,321	4%	170,864	4%	13,132	2%	651,317	3%
Nevada	160,055	1%	110,203	2%	23,693	4%	293,951	2%
Arizona	226,931	2%	99,367	2%	407	0%	326,705	2%
Other markets	1,068,199	8%	423,024	9%	21,468	4%	1,512,691	8%
Total loans	$13,573,157	100%	$4,559,302	100%	$556,894	100%	$18,689,353	100%

($ in thousands)	December 31, 2021
	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$6,406,609		$2,030,938		$138,953		$8,576,500
Northern California	2,622,398		748,631		109,483		3,480,512
California	9,029,007	75%	2,779,569	77%	248,436	70%	12,057,012	75%
Texas	1,005,455	8%	308,652	8%	1,896	1%	1,316,003	8%
New York	630,442	5%	157,099	4%	78,368	23%	865,909	5%
Washington	408,913	3%	116,047	3%	9,865	3%	534,825	3%
Nevada	128,395	1%	115,163	3%	5,775	2%	249,333	2%
Arizona	122,164	1%	49,836	1%	—	—%	172,000	1%
Other markets	830,671	7%	149,239	4%	2,146	1%	982,056	6%
Total loans	$12,155,047	100%	$3,675,605	100%	$346,486	100%	$16,177,138	100%

Because 72% and 75% of total CRE loans were concentrated in California as of September 30, 2022 and December 31, 2021, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate market, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2021 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $13.57 billion as of September 30, 2022, compared with $12.16 billion as of December 31, 2021. CRE loans made up 28% and 29% of total loans held-for-investment as of September 30, 2022 and December 31, 2021, respectively. Interest rates on CRE loans may be fixed, variable or hybrid. As of September 30, 2022, 66% of our CRE portfolio was variable rate, of which 48% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2021, 75% of our CRE portfolio was variable rate, of which 52% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 19% and 20% of the CRE loans as of September 30, 2022 and December 31, 2021, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.56 billion as of September 30, 2022, compared with $3.68 billion as of December 31, 2021, and accounted for 10% and 9% of total loans held-for-investment as of September 30, 2022 and December 31, 2021, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of September 30, 2022, 56% of our multifamily residential portfolio was variable rate, of which 35% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2021, 66% of our multifamily residential portfolio was variable rate, of which 39% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $556.9 million as of September 30, 2022, compared with $346.5 million as of December 31, 2021, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $452.2 million in loans outstanding, plus $613.8 million in unfunded commitments as of September 30, 2022, compared with $297.9 million in loans outstanding, plus $361.2 million in unfunded commitments as of December 31, 2021. Land loans totaled $104.7 million as of September 30, 2022, compared with $48.6 million as of December 31, 2021.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,021,598		$974,763		$4,996,361
Northern California	1,252,150		512,356		1,764,506
California	5,273,748	48%	1,487,119	68%	6,760,867	52%
New York	3,849,305	35%	295,946	14%	4,145,251	32%
Washington	621,347	6%	247,570	11%	868,917	7%
Massachusetts	291,154	3%	90,052	4%	381,206	3%
Georgia	282,611	3%	24,212	1%	306,823	2%
Texas	300,007	3%	—	—%	300,007	2%
Other markets	237,173	2%	40,025	2%	277,198	2%
Total	$10,855,345	100%	$2,184,924	100%	$13,040,269	100%
Lien priority:
First mortgage	$10,855,345	100%	$1,855,057	85%	$12,710,402	97%
Junior lien mortgage	—	—%	329,867	15%	329,867	3%
Total	$10,855,345	100%	$2,184,924	100%	$13,040,269	100%

($ in thousands)	December 31, 2021
	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,520,010		$971,731		$4,491,741
Northern California	1,024,564		506,310		1,530,874
California	4,544,574	49%	1,478,041	68%	6,022,615	54%
New York	3,102,129	34%	292,540	14%	3,394,669	30%
Washington	526,721	6%	230,294	11%	757,015	7%
Massachusetts	258,372	3%	75,815	4%	334,187	3%
Georgia	279,328	3%	25,208	1%	304,536	3%
Texas	230,402	3%	—	—%	230,402	2%
Other markets	152,176	2%	42,923	2%	195,099	1%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%
Lien priority:
First mortgage	$9,093,702	100%	$1,872,440	87%	$10,966,142	98%
Junior lien mortgage	—	—%	272,381	13%	272,381	2%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%

Consumer — Single-Family Residential Mortgages. Single-family residential loans totaled $10.86 billion or 23% of total loans held-for-investment as of September 30, 2022, compared with $9.09 billion or 22% of total loans held-for-investment as of December 31, 2021. Year-to-date, single-family residential mortgages increased $1.76 billion or 19%, primarily driven by net growth in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both September 30, 2022 and December 31, 2021. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically each year, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $3.27 billion as of September 30, 2022, which grew by $775.2 million or 31% from $2.49 billion as of December 31, 2021. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $2.18 billion as of September 30, 2022, compared with $2.14 billion as of December 31, 2021, and accounted for 5% of total loans held-for-investment as of both dates. Year-to-date, HELOCs increased $40.1 million or 2%, primarily driven by growth in Washington, Massachusetts, and California. The Company was in a first lien position for 85% and 87% of total outstanding HELOCs as of September 30, 2022 and December 31, 2021, respectively. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both September 30, 2022 and December 31, 2021.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022		December 31, 2021
	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$871,196	1%	$831,283	1%
Interest-bearing deposits with banks	$72,245	0%	$—	—%
AFS debt securities (1)	$280,817	0%	$242,926	0%
Loans held-for-investment (2)	$907,153	1%	$849,573	1%
Total assets	$2,152,110	3%	$1,933,164	3%
Subsidiary bank in China:
Cash and cash equivalents	$539,133	1%	$543,134	1%
Interest-bearing deposits with banks	$13,049	0%	$51,243	0%
AFS debt securities (3)	$120,178	0%	$141,404	0%
Loans held-for-investment (2)	$1,192,883	2%	$984,591	2%
Total assets	$1,850,531	3%	$1,709,640	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both September 30, 2022 and December 31, 2021.
(2)Primarily comprised of C&I loans as of both September 30, 2022 and December 31, 2021.
(3)Comprised of foreign government bonds as of both September 30, 2022 and December 31, 2021.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarter and first nine months of 2022 and 2021:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$14,296	2%	$5,912	1%	$32,405	2%	$18,252	1%
Subsidiary Bank in China:
Total revenue	$11,616	2%	$7,592	2%	$30,652	2%	$20,271	2%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500.0 million of the Company’s common stock, of which $254.0 million remains available. During the second quarter of 2022, the Company repurchased $100.0 million of common stock or 1,385,517 shares, at an average price of $72.17 per share. The Company did not repurchase shares during the third quarter of 2022. For additional information about the share repurchases, see Part II, Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds in this Form 10-Q.

The Company’s stockholders’ equity was $5.66 billion as of September 30, 2022, a decrease of $176.6 million or 3% from $5.84 billion as of December 31, 2021. The year-to-date decrease in the Company’s stockholders’ equity was primarily due to a negative change in AOCI of $709.7 million, $172.1 million in common dividends declared, and $100.0 million in common stock repurchases, partially offset by $791.3 million in net income. The negative change in AOCI was primarily due to increased unrealized losses in AFS debt securities. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value was $40.17 per common share as of September 30, 2022, a decrease of 2% from $41.13 per common share as of December 31, 2021, primarily as a result of the factors described above. Tangible equity per common share was $36.80 as of September 30, 2022, compared with $37.79 as of December 31, 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly cash dividend of $0.40 and $0.33 per common share during the third quarters of 2022 and 2021, respectively. In October 2022, the Company’s Board of Directors declared fourth quarter 2022 cash dividend of $0.40 per common share. The dividend is payable on November 15, 2022, to stockholders of record as of November 1, 2022.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022		December 31, 2021		Change
	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$21,645,394	40%	$22,845,464	43%	$(1,200,070)	(5)%
Interest-bearing checking	6,822,343	13%	6,524,721	12%	297,622	5%
Money market	12,113,292	23%	13,130,300	25%	(1,017,008)	(8)%
Savings	2,917,770	5%	2,888,065	5%	29,705	1%
Time deposits	10,358,563	19%	7,961,982	15%	2,396,581	30%
Total deposits	$53,857,362	100%	$53,350,532	100%	$506,830	1%
Other Funds:
Federal funds purchased	$200,000		$—		$200,000	100%
FHLB advances	324,920		249,331		75,589	30%
Repurchase agreements	611,785		300,000		311,785	104%
Long-term debt	147,875		147,658		217	0%
Total other funds	$1,284,580		$696,989		$587,591	84%
Total sources of funds	$55,141,942		$54,047,521		$1,094,421	2%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits. Total deposits were $53.86 billion as of September 30, 2022, an increase of $506.8 million or 1% from $53.35 billion as of December 31, 2021. The increase in deposits was primarily due to growth in time deposits, partially offset by decreases in noninterest-bearing demand and money market deposits. This move from noninterest-bearing and lower paying non-maturity deposits to time deposits was largely driven by continued increases in benchmark rates. Noninterest-bearing demand deposits comprised 40% and 43% of total deposits as of September 30, 2022 and December 31, 2021, respectively.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity at Item 2. MD&A — Liquidity Risk Management — Liquidity in this Form 10-Q.

Other Sources of Funding

The Company had an outstanding overnight federal funds purchase of $200.0 million, with a fixed interest rate of 3.11% as of September 30, 2022. There was no outstanding overnight federal funds purchase as of December 31, 2021.

As of September 30, 2022, the Company had FHLB advances of $324.9 million, compared with advances totaling $249.3 million as of December 31, 2021. As of September 30, 2022, the FHLB advances were comprised of an overnight advance of $250.0 million with a fixed interest rate of 3.22% and a term advance of $74.9 million with a floating interest rate of 3.25% that matures in November 2022.

Gross repurchase agreements totaled $611.8 million and $300.0 million as of September 30, 2022 and December 31, 2021, respectively. Resale and repurchase agreements are reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. As of both September 30, 2022 and December 31, 2021, the Company did not have any gross resale agreements that were eligible for netting pursuant to ASC 210-20-45-11. The weighted-average interest rates were 2.81% and 2.57% for the third quarters of 2022 and 2021, respectively; and 2.73% and 2.62% for the first nine months of 2022 and 2021, respectively. As of September 30, 2022, gross repurchase agreements had original terms between six months and nine years and remaining maturities between three months and 11 months.

Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. As of September 30, 2022, the collateral for the repurchase agreements was comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $147.9 million and $147.7 million as of September 30, 2022 and December 31, 2021, respectively. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory purposes. The junior subordinated debt was issued in connection with the Company’s various pooled trust preferred securities offerings, as well as with common stock issued by the six wholly-owned subsidiaries of the Company in conjunction with these offerings. The junior subordinated debt had weighted-average interest rates of 2.86% and 1.74% for the first nine months of 2022 and 2021, respectively, with remaining maturities ranging between 12.2 years and 15.0 years as of September 30, 2022.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses methodology (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, the capital ratios as of September 30, 2022 delayed 75% of the estimated impact of CECL on regulatory capital through the year 2021.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2022 and December 31, 2021, under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2022		December 31, 2021		Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well- Capitalized Requirements
	Company	Bank	Company	Bank
Risk-based capital ratios:
Common Equity Tier 1 capital	12.3%	12.1%	12.8%	12.3%	4.5%	7.0%	6.5%
Tier 1 capital (1)	12.3%	12.1%	12.8%	12.3%	6.0%	8.5%	8.0%
Total capital	13.6%	13.1%	14.1%	13.2%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.6%	9.4%	9.0%	8.6%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6.0%.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both September 30, 2022 and December 31, 2021, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $49.27 billion as of September 30, 2022, an increase of $5.68 billion or 13% from $43.59 billion as of December 31, 2021. The increase in the risk-weighted assets was primarily due to loan growth.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review (“IAR”). Internal Audit and IAR provides assurance and evaluates the effectiveness of risk management, control and governance processes as established by the Company. Reporting directly to the Board’s Audit Committee, Internal Audit maintains organizational independence and objectivity. Further discussion and analysis of the primary risk areas are detailed in the following subsections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or a counterparty will fail to perform according to the terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility for identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. Reporting directly to the Board’s Risk Oversight Committee, the Independent Asset Review function provides additional support to the Company’s strong credit risk management culture by providing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

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

The following table presents the Company’s criticized loans as of September 30, 2022 and December 31, 2021:

($ in thousands)			Change
	September 30, 2022	December 31, 2021	$	%
Criticized loans:
Special mention loans	$470,964	$384,694	$86,270	22%
Classified loans	434,242	448,362	(14,120)	(3)%
Total criticized loans (1)	$905,206	$833,056	$72,150	9%

Special mention loans to loans held-for-investment	0.99%	0.92%
Classified loans to loans held-for-investment	0.92%	1.08%
Criticized loans to loans held-for-investment	1.91%	2.00%

(1)Excludes loans held-for-sale.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $97.0 million or 0.16% of total assets as of September 30, 2022, a decrease of $6.4 million or 6%, compared with $103.5 million or 0.17% of total assets as of December 31, 2021.

The following table presents nonperforming assets information as of September 30, 2022 and December 31, 2021:

($ in thousands)			Change
	September 30, 2022	December 31, 2021	$	%
Commercial:
C&I	$47,988	$59,023	$(11,035)	(19)%
CRE:
CRE	11,035	9,498	1,537	16%
Multifamily residential	174	444	(270)	(61)%
Total CRE	11,209	9,942	1,267	13%
Consumer:
Residential mortgage:
Single-family residential	12,741	15,720	(2,979)	(19)%
HELOCs	10,568	8,444	2,124	25%
Total residential mortgage	23,309	24,164	(855)	(4)%
Other consumer	37	52	(15)	(29)%
Total nonaccrual loans	82,543	93,181	(10,638)	(11)%
OREO, net	—	363	(363)	(100)%
Other nonperforming assets	—	9,938	(9,938)	(100)%
Nonperforming loans HFS	14,500	—	14,500	100%
Total nonperforming assets	$97,043	$103,482	$(6,439)	(6)%
Nonperforming assets to total assets	0.16%	0.17%
Nonaccrual loans to loans held-for-investment	0.17%	0.22%
Allowance for loan losses to nonaccrual loans	705.71%	581.21%
TDRs included in nonperforming loans	$32,688	$30,383

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

Nonaccrual loans were $82.5 million as of September 30, 2022, a decrease of $10.6 million or 11% from $93.2 million as of December 31, 2021. This decrease was predominantly the result of charge-offs and paydowns of commercial loans. As of September 30, 2022, $54.4 million or 66% of nonaccrual loans were less than 90 days delinquent. In comparison, $54.2 million or 58%, of nonaccrual loans were less than 90 days delinquent as of December 31, 2021.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2022 and December 31, 2021:

($ in thousands)	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	September 30, 2022	December 31, 2021	$	%	September 30, 2022	December 31, 2021
Commercial:
C&I	$20,960	$11,069	$9,891	89%	0.13%	0.08%
CRE:
CRE	623	3,722	(3,099)	(83)%	0.00%	0.03%
Multifamily residential	795	5,342	(4,547)	(85)%	0.02%	0.15%
Total CRE	1,418	9,064	(7,646)	(84)%	0.01%	0.06%
Total commercial	22,378	20,133	2,245	11%	0.07%	0.07%
Consumer:
Residential mortgage:
Single-family residential	22,239	18,760	3,479	19%	0.20%	0.21%
HELOCs	4,916	5,854	(938)	(16)%	0.22%	0.27%
Total residential mortgage	27,155	24,614	2,541	10%	0.21%	0.22%
Other consumer	80	108	(28)	(26)%	0.09%	0.08%
Total consumer	27,235	24,722	2,513	10%	0.21%	0.22%
Total	$49,613	$44,855	$4,758	11%	0.10%	0.11%

(1)There were no accruing loans past due 90 days or more as of both September 30, 2022 and December 31, 2021.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The following table presents the performing and nonperforming TDRs by portfolio segment as of September 30, 2022 and December 31, 2021. The allowance for loan losses for TDRs was $16.9 million as of September 30, 2022 and $4.8 million as of December 31, 2021.

($ in thousands)	September 30, 2022			December 31, 2021
	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$58,273	$32,121	$90,394	$77,256	$28,239	$105,495
CRE:
CRE	22,768	—	22,768	23,379	—	23,379
Multifamily residential	3,876	174	4,050	4,042	197	4,239
Total CRE	26,644	174	26,818	27,421	197	27,618
Consumer:
Residential mortgage:
Single-family residential	4,786	68	4,854	6,585	1,102	7,687
HELOCs	2,244	325	2,569	2,553	845	3,398
Total residential mortgage	7,030	393	7,423	9,138	1,947	11,085
Total TDRs	$91,947	$32,688	$124,635	$113,815	$30,383	$144,198

Performing TDRs were $91.9 million as of September 30, 2022, a decrease of $21.9 million or 19% from $113.8 million as of December 31, 2021. This decrease primarily reflected the payoffs and paydowns of performing C&I and single-family residential TDR loans. Approximately 94% of the performing TDRs were current as of both September 30, 2022 and December 31, 2021, respectively. Nonperforming TDRs were $32.7 million as of September 30, 2022, an increase of $2.3 million or 8% from $30.4 million as of December 31, 2021. This increase primarily reflected newly designated nonperforming C&I TDR loans, partially offset by payoffs and paydowns of C&I and single-family residential nonperforming TDR loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. Customers who require further assistance upon exiting from the COVID-19 deferral programs may receive further modifications which may be classified as TDRs. As of September 30, 2022, there were no TDRs that were provided modifications related to the COVID-19 pandemic, and the amount of TDRs that were provided modification related to the COVID-19 pandemic were insignificant as of December 31, 2021.

Loan Modifications Due to COVID-19 Pandemic

The Company has granted a range of commercial and consumer loan accommodations, predominantly in the form of payment deferrals, to provide relief to borrowers experiencing financial hardship due to the COVID-19 pandemic. For COVID-19 related loan modifications, which occurred between March 1, 2020 through January 1, 2022, that have met the loan modification criteria under Section 4013 of the CARES Act, as amended by the Consolidated Appropriations Act, 2021, or under the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), the Company elected to temporarily suspend TDR accounting under ASC Subtopic 310-40, Receivables — Troubled Debt Restructurings by Creditors. As of September 30, 2022, COVID-19 loans under payment deferral and forbearance programs totaled $42.4 million, or 0.1% of total loans, compared with $363.1 million, or 0.9% of total loans as of December 31, 2021. Loans that have exited the modification program were substantially all current as of September 30, 2022.

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

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The Company’s methodology for determining the allowance calculation for unfunded lending commitments uses the lifetime loss rates of the on-balance sheet commitment. Recourse obligations for loans sold and letters of credit use the weighted loss rates for the applicable segment of the individual credit.

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of September 30, 2022 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2021 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022		December 31, 2021
	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$371,749	33%	$338,252	34%
CRE:
CRE	145,301	29%	150,940	29%
Multifamily residential	25,680	10%	14,400	9%
Construction and land	7,506	1%	15,468	1%
Total CRE	178,487	40%	180,808	39%
Total commercial	550,236	73%	519,060	73%
Consumer:
Residential mortgage:
Single-family residential	27,263	23%	17,160	22%
HELOCs	3,324	4%	3,435	5%
Total residential mortgage	30,587	27%	20,595	27%
Other consumer	1,694	0%	1,924	0%
Total consumer	32,281	27%	22,519	27%
Total allowance for loan losses	$582,517	100%	$541,579	100%
Allowance for unfunded credit commitments	$24,041		$27,514
Total allowance for credit losses	$606,558		$569,093
Loans held-for-investment	$47,442,255		$41,693,781
Allowance for loan losses to loans held-for-investment	1.23%		1.30%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average loans held-for-investment	$46,845,030	$39,959,972	$44,544,863	$39,441,410
Annualized net charge-offs to average loans held-for-investment	0.06%	0.13%	0.02%	0.14%

The allowance for loan losses was $582.5 million as of September 30, 2022, an increase of $40.9 million from $541.6 million as of December 31, 2021, primarily reflecting of our current macroeconomic outlook and loan growth. Third quarter 2022 net charge-offs were $6.6 million, or annualized 0.06% of average loans held-for-investment, compared with net charge-offs of $13.5 million, or annualized 0.13% of average loans held-for-investment, for the third quarter of 2021. The decrease in net charge-offs for the third quarter of 2022 compared with the same period in 2021 was primarily due to a decrease in CRE charge-offs, partially offset by increases in multifamily residential and C&I charge-offs. In the first nine months of 2022, net charge-offs were $8.3 million, or annualized 0.02% of average loans held-for investment, compared with $40.2 million or annualized 0.14% of average loans held-for-investment for the first nine months of 2021. The decrease in net charge-offs for the first nine months of 2022, compared with the same period in 2021, was mainly due to a decrease in CRE charge-offs and an increase in C&I recoveries.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios reflecting possible worsening or improving economic conditions. As of September 30, 2022, the Company assigned a lower weighting to its downside scenario and higher weightings to the baseline and upside scenarios, compared with the weightings assigned as of December 31, 2021. The current forecast as of September 30, 2022 incorporates an updated impact of high inflation, lower than previously expected annual Gross Domestic Product (“GDP”) growth, rising interest rates, and continued global oil and supply chain issues caused by the Russian invasion of Ukraine. Macroeconomic assumptions underlying the baseline forecast include annual GDP growth of 1.6% and 1.4% for 2022 and 2023, respectively, and the unemployment rate to average 3.7% and 3.9% for 2022 and 2023, respectively. The downside scenario assumed annual GDP growth of 1.5% in 2022 dropping to a 2.0% decline for 2023, and the unemployment rate to rise from a 4.2% average for 2022 to a 7.3% average for 2023. The upside scenario assumed annual GDP growth of 1.9% and 4.1% for 2022 and 2023, respectively, and the unemployment rate to improve from an average of 3.6% for 2022 to 3.3% for 2023.

As of September 30, 2022 and December 31, 2021, PPP loans outstanding were $110.9 million and $534.2 million, respectively. Because these loans are fully guaranteed by the Small Business Administration, there was no allowance for loan losses established for these loans as of September 30, 2022 and December 31, 2021.

The allowance for unfunded credit commitments was $24.0 million as of September 30, 2022, compared with $27.5 million as of December 31, 2021.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which are relatively stable and low-cost. Total deposits amounted to $53.86 billion as of September 30, 2022, compared with $53.35 billion as of December 31, 2021. The Company’s loan-to-deposit ratio was 88% as of September 30, 2022, compared with 78% as of December 31, 2021.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. As of September 30, 2022, the Company had available borrowing capacity of $20.51 billion. The available borrowing capacity included $10.88 billion with the FHLB, $2.17 billion with the FRBSF, unsecured federal funds lines of credit with correspondent banks of $936.0 million, and borrowing capacity from unpledged debt securities of $6.52 billion. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. The Company believes that its liquidity sources are sufficient to meet all reasonably foreseeable short-term needs. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further detail related to the Company’s funding sources.

The Company maintains a certain level of liquid assets in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022			December 31, 2021
	Encumbered	Unencumbered	Total	Encumbered	Unencumbered	Total
Cash and cash equivalents	$—	$2,163,353	$2,163,353	$—	$3,912,935	$3,912,935
Interest-bearing deposits with banks	—	630,543	630,543	—	736,492	736,492
Resale agreements due to mature in one year	—	407,986	407,986	—	1,818,503	1,818,503
AFS debt securities:
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	273,735	587,366	861,101	384,895	1,949,757	2,334,652
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	189,722	2,125,592	2,315,314	418,761	3,738,502	4,157,263
Foreign government bonds	—	225,810	225,810	—	257,733	257,733
Municipal securities	—	249,502	249,502	—	523,158	523,158
Non-agency mortgage-backed securities, asset-backed securities and CLOs	181	1,724,617	1,724,798	240	2,042,642	2,042,882
Corporate debt securities	—	529,565	529,565	—	649,665	649,665
Total	$463,638	$8,644,334	$9,107,972	$803,896	$15,629,387	$16,433,283

Unencumbered liquid assets totaled $8.64 billion as of September 30, 2022, compared with $15.63 billion as of December 31, 2021. AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging. The decrease in liquid assets was primarily related to the transfer of $3.01 billion of debt securities from AFS to HTM during the first quarter of 2022, a decrease in cash and cash equivalents driven by loan funding activities, a decrease in resale agreements primarily due to repayments, and a decrease in fair value of AFS debt securities primarily due to interest rate increases.

Management believes that the Company’s excess cash, unencumbered AFS debt securities, borrowing capacity and access to sufficient sources of capital are adequate to meet its short- and long-term liquidity needs in the foreseeable future. In addition, the Company may use debt and equity issuances when costs are deemed attractive, should longer term needs arise.

Liquidity Risk — Cash Requirements. In the ordinary course of the Company’s business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, leases obligations and other cash commitments. The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Since many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q. The Company’s liquidity sources have been, and are expected to be, sufficient to meet all such cash requirements.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activities for the first nine months of 2022 and 2021. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds of the Company’s 2021 Form 10-K. East West held $226.5 million and $345.0 million in cash and cash equivalents as of September 30, 2022 and December 31, 2021, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the current year.

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

As of September 30, 2022, the Company was not aware of any material commitments for capital expenditures in the foreseeable future and believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business. Given the uncertainty and the rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more information on how economic conditions may impact our liquidity, see Item 1A. Risk Factors of the Company’s 2021 Form 10-K.

Market Risk Management

Market risk is the risk that the Company’s financial condition may change resulting from adverse movements in market rates or prices, including interest rates, foreign exchange rates, interest rate contracts prices, investment securities prices, credit spreads, and related risk due to mismatches in rate sensitive assets and liabilities. In the event of market stress, the risk could have a material impact on the Company’s results of operations and financial condition.

The Board’s Risk Oversight Committee has primary oversight responsibility over market risk management. At the management level, the ALCO establishes and monitors compliance with the policies and risk limits pertaining to market risk management activities. Corporate Treasury supports the ALCO in measuring, monitoring, and managing interest rate risk as well as all other market risks.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, which are the primary areas of market risk for the Company. Economic and financial conditions, movements in interest rates, and consumer preferences impact the level of noninterest-bearing funding sources at the Company, as well as affect the difference between the interest the Company earns on interest-earning assets and pays on interest-bearing liabilities. In addition, changes in interest rates can influence the rate of principal prepayments on loans and the speed of deposit withdrawals. Due to the pricing term mismatches and the embedded options inherent in certain products, changes in market interest rates affect not only the expected near-term earnings, but also the economic value of these interest-earning assets and interest-bearing liabilities. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant to the Company and no separate quantitative information concerning these risks is presented herein.

Under the oversight of the Company’s Board of Directors, the ALCO coordinates the overall management of the Company’s interest rate risk. The ALCO meets regularly and is responsible for reviewing the Company’s open market positions and establishing policies to monitor and limit exposures to market risk. Management of interest rate risk is carried out primarily through strategies involving the Company’s debt securities portfolio, loan portfolio, available funding channels, and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under various interest rate scenarios. The model incorporates the Company’s cash instruments, loans, debt securities, resale agreements, deposits, borrowings and repurchase agreements, as well as financial instruments from the Company’s foreign operations. The Company uses both a static balance sheet and a forward growth balance sheet to perform the interest rate sensitivity analyses. The simulated interest rate scenarios include an instantaneous non-parallel shift in the yield curve and a gradual non-parallel shift in the yield curve (“rate ramp”) over a static balance sheet. In addition, the Company also performs simulations using other alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest-rate sensitive assets, liabilities, and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on the results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. The Company used full- through-the-economic-cycle betas with each incremental rate increase in the rate ramp scenarios, and did not assume lags in repricing. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in the benchmark interest rates. The model is also sensitive to the loan and investment prepayment assumptions that are based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumptions used in the models, there could be material changes in interest rate sensitivity results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the ALCO. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations.

In March 2022, the Federal Reserve raised the target range for the fed funds rate to 0.25% to 0.50% to address concerns about inflation, which reflected supply and demand imbalances due to the pandemic, higher energy prices, and broader price pressures. The Federal Reserve has continued its aggressive approach in responding to inflation and raised the target range for the fed funds rate to 3.75% to 4.00% on November 2, 2022. The market estimates that interest rates are likely to continue to rise, potentially reaching 4.25% to 4.5% by the end of 2022.

Twelve-Month Net Interest Income Simulation

Net interest income simulation modeling measures interest rate risk through earnings volatility. The simulation projects the cash flow changes in interest rate sensitive assets and liabilities, expressed in terms of net interest income, over a specified time horizon for defined interest rate scenarios. Net interest income simulations provide insight into the impact of market rates changes on earnings, which help guide risk management decisions. The Company assesses interest rate risk by comparing the changes of net interest income in different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of September 30, 2022 and December 31, 2021, based on a static balance sheet as of the date of the analysis.

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	September 30, 2022	December 31, 2021
+200	11.7%	19.5%
+100	6.0%	9.4%
-100	(5.2)%	NM
-200	(10.2)%	NM

NM — Not meaningful.
(1)The percentage change represents net interest income change over 12 month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to the faster repricing of the floating-rate loan portfolio than the deposit products. Growth and/or contraction in the Company’s loans, other earning assets, deposits, and borrowings may lead to changes in the sensitivity to interest rate movements. Year-to-date decreases in cash and cash equivalents, resale agreements, and short-term investments, together with growth in fixed-rate loans, as well as the interest rate hedging activities and changes in the funding mix have decreased the Company’s asset sensitivity. In the table above, net interest income volatility is expressed in relation to the base-case net interest income, which increased between September 30, 2022 and December 31, 2021, due to balance sheet growth and an expanded base-case net interest margin.

While an instantaneous and sustained non-parallel shift in market interest rates was used in the simulation model described in the preceding paragraph, the Company also models scenarios based on gradual shifts in interest rates and assesses the corresponding impacts. These interest rate scenarios provide additional information to estimate the Company’s underlying interest rate risk. The rate ramp table below shows the net interest income volatility under a gradual non-parallel shift of the yield curve, in even monthly increments over the first 12 months, followed by rates held constant thereafter based on a static balance sheet as of the date of the analysis. Actual results will vary based on the timing and pace of interest rate changes, as well as changes in the balance sheet.

Change in Interest Rates (in bps)	Net Interest Income Volatility
	September 30, 2022	December 31, 2021
+200 Rate Ramp	5.2%	9.2%
+100 Rate Ramp	2.6%	4.1%
-100 Rate Ramp	(2.2)%	NM
-200 Rate Ramp	(4.9)%	NM

NM — Not meaningful.

As of September 30, 2022, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase when interest rates rise, as the Company has a large share of variable rate loans in its loan portfolio, primarily linked to Prime or LIBOR indices. The Company’s interest income is sensitive to changes in short-term interest rates. The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in terms of net interest income growth during a period of rising interest rates will also reflect earning asset growth and deposit mix changes based on customer preferences relative to the interest rate environment.

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

The EVE simulation reflects the sensitivity of the EVE to interest rate changes across the full maturity spectrum of the Company’s assets and liabilities. It identifies risks arising from repricing, prepayment and maturity gaps between assets and liabilities on the balance sheet, as well as from derivative exposures that are off-balance sheet. The simulation provides long-term economic perspective into the Bank’s interest rate risk profile, which allows the Bank to manage anticipated negative effects of interest rate fluctuations.

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of September 30, 2022 and December 31, 2021:

Change in Interest Rates (in bps)	EVE Volatility (1)
	September 30, 2022	December 31, 2021
+200	1.0%	7.1%
+100	1.0%	3.5%
-100	0.0%	NM
-200	(0.3)%	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios decreased as of September 30, 2022, compared with the results as of December 31, 2021. The changes in EVE sensitivity were primarily due to faster deposit decay and higher deposit beta assumptions used in the model, changes in the level and shape of the yield curve, and lower cash balances as of September 30, 2022.

The Company’s EVE profile as of September 30, 2022 reflects an asset sensitive EVE position under the higher interest rate scenarios. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, as well as the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and energy commodity prices. However, the Company periodically enters into derivative transactions in order to reduce its exposure to market risks, primarily interest rate risk and foreign currency risk. The Company believes that these derivative transactions, when properly structured and managed, provides a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. Prior to entering into any hedging activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. In addition, the Company enters into derivative transactions in order to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and energy commodity prices. To economically hedge against the derivative contracts entered with the Company’s customers, the Company enters into mirrored derivative contracts with third-party financial institutions. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements entered between the Company and counterparty financial institutions.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risks and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative exposures by diversifying its positions among various counterparties, by entering into legally enforceable master netting arrangements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be centrally cleared through clearinghouses, which further mitigates credit risk. The Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives.

The following table summarizes certain information about derivative financial instruments utilized by the Company in its management of interest rate risk and foreign currency risk as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
($ in thousands)	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Derivatives designated as hedging instruments:	Cash Flow Hedges	Net Investment Hedges	Cash Flow Hedges	Net Investment Hedges
Notional amounts	$2,525,000	$84,832	$275,000	$86,531
Fair value:
Recognized as an asset	533	7,107	—	—
Recognized as a liability	24,679	—	57	225
Net fair value	$(24,146)	$7,107	$(57)	$(225)
Weighted-average interest rates:
Variable-rate borrowings — Pay fixed (receive floating)	0.483% (3-month USD-LIBOR)	NA	0.483% (3-month USD-LIBOR)	NA
Variable-rate loans — Receive fixed (pay floating)	1.09% (1-month USD-LIBOR)	NA	NA	NA
Variable-rate loans — Receive fixed (pay floating)	6.475% (USD-PRIME)	NA	NA	NA
Variable-rate loans — Sell cap-buy floor (floating rate )	4.575%-1.500% (1-month USD-SOFR)	NA	NA	NA
Weighted-average remaining term to maturity (in months):	39.6	5.7	13.9	2.7
Derivatives not designated as hedging instruments:	Interest Rate Contracts	Foreign Exchange Contracts	Interest Rate Contracts	Foreign Exchange Contracts
Notional amounts	$17,261,862	$2,762,150	$17,575,420	$1,874,681
Fair value:
Recognized as an asset	429,505	74,767	240,222	21,033
Recognized as a liability	590,648	64,049	179,905	15,276
Net fair value	$(161,143)	$10,718	$60,317	$5,757

NA — Not applicable.

Derivatives Designated as Hedging Instruments — Interest rate and foreign exchange derivative contracts are utilized in the Company’s asset and liability management activities and serve as an efficient tool to manage the Company’s interest rate risk and foreign exchange risk. The Company uses interest rate derivatives to hedge the risk of variable cash flows in its variable interest rate borrowings, which includes repurchase agreements and FHLB advances, as well as a portion of its variable interest rate CRE loans. The Company also uses foreign exchange derivatives to hedge the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. For both the cash flow and the net investment hedges, the changes in the fair value of the hedging instruments are recognized in AOCI, net of tax, on the Consolidated Balance Sheet.

The fluctuation in foreign currency translation of the hedged exposure is expected to be offset by changes in the fair value of the forward contracts. As of September 30, 2022, the outstanding foreign currency forwards effectively hedged approximately 44% of the net Chinese Renminbi exposure from East West Bank (China) Limited.

Changes to the composition of the Company’s derivatives designated as hedging instruments during the first nine months of 2022 reflect actions taken for interest rate risk and foreign exchange rate risk management. The Company repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

Derivatives Not Designated as Hedging Instruments — The Company enters into interest rate, foreign exchange and energy commodity contracts to support the business needs of its customers. When derivative transactions are executed with its customers, the derivative contracts are offset by paired trades with third-party financial institutions. The Company may enter into derivative contracts that are either exchange-traded, centrally cleared through a clearinghouse or over-the-counter. Derivative contracts entered with central clearing organizations are settled-to-market daily to the extent the central clearing organizations’ rulebook legally characterize daily payments of variation margin as a settlement.

The Company offers various interest rate derivative contracts to its customers and enters into offsetting contracts with third-party financial institutions, including central clearing organizations, to manage its interest risk. Interest rate derivative contracts allow borrowers to lock in attractive intermediate and long-term fixed rate financing while not increasing the interest rate risk to the Company. These transactions are not linked to any specific Company assets or liabilities on the Consolidated Balance Sheet, or to forecasted transactions in a hedging relationship, and are therefore classified as economic hedges. The contracts are marked-to-market at each reporting period. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component. The Company records credit valuation adjustments on derivatives to properly reflect the variances of credit worthiness between the Company and the counterparties, considering the effects of enforceable master netting agreements and collateral arrangements.

The Company enters into foreign exchange contracts with its customers to accommodate their business needs. The foreign exchange contracts include forward and spot contracts, swaps and options. To manage the foreign exchange risk and credit exposures from the contracts with its customers, the Company enters into offsetting foreign exchange contracts with third-party financial institutions and/or enters into bilateral collateral and master netting agreements with certain customer counterparties. The changes in the fair values of contracts entered with third-party financial institutions are expected to be largely comparable to the changes in fair values of the foreign exchange transactions executed with the customers throughout the terms of these contracts. As of September 30, 2022, the Company anticipates performance by all counterparties and has not experienced nonperformance by any of its counterparties, and therefore did not incur any related losses. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits offered to its customers. The Company’s policies permit taking proprietary currency positions within approved limits, in compliance with exemptions to proprietary trading restrictions provided under Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Volcker Rule. The Company does not speculate in the foreign exchange markets, and actively manages its foreign exchange exposures within prescribed risk limits and defined controls.

The Company enters into energy commodity contracts with its customers to allow them to hedge against the risk of energy commodity price fluctuations. To economically hedge against the risk of fluctuation in energy commodity prices in the products offered to its customers, the Company enters into offsetting energy commodity contracts with third-party financial institutions, including central clearing organizations. The changes in fair values of the energy commodity contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the energy commodity transactions executed with customers throughout the terms of these contracts.

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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the third quarters and first nine months of 2022 and 2021:

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Net income	(a)	$295,339	$225,449	$791,320	$655,185
Add: Amortization of core deposit intangibles		485	705	1,484	2,147
Amortization of mortgage servicing assets		340	430	1,096	1,264
Tax effect of amortization adjustments (1)		(237)	(322)	(742)	(968)
Tangible net income	(b)	$295,927	$226,262	$793,158	$657,628

Average stockholders’ equity	(c)	$5,772,638	$5,680,306	$5,765,637	$5,482,705
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(8,379)	(10,135)	(8,801)	(10,847)
Average tangible equity	(d)	$5,298,562	$5,204,474	$5,291,139	$5,006,161

Return on average equity (3)	(a)/(c)	20.30%	15.75%	18.35%	15.98%
Tangible return on average tangible equity (3)	(b)/(d)	22.16%	17.25%	20.04%	17.56%

(1)Applied statutory tax rate of 28.77% for the third quarter and first nine months of 2022. Applied statutory tax rate of 28.37% for the third quarter and first nine months of 2021.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

($ in thousands)		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Net interest income before provision for (reversal of) credit losses		$551,809	$395,706	$1,440,374	$1,125,874
Total noninterest income		75,552	73,109	233,739	214,406
Total revenue	(a)	$627,361	$468,815	$1,674,113	$1,340,280

Total noninterest expense	(b)	$215,973	$205,384	$602,283	$585,984
Less: Amortization of tax credit and other investments		(19,874)	(38,008)	(48,753)	(90,657)
Amortization of core deposit intangibles		(485)	(705)	(1,484)	(2,147)
Adjusted noninterest expense	(c)	$195,614	$166,671	$552,046	$493,180

Efficiency ratio	(b)/(a)	34.43%	43.81%	35.98%	43.72%
Adjusted efficiency ratio	(c)/(a)	31.18%	35.55%	32.98%	36.80%

($ and shares in thousands, except per share data)		September 30, 2022	December 31, 2021
Stockholders’ equity	(a)	$5,660,668	$5,837,218
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(8,667)	(9,334)
Tangible equity	(b)	$5,186,304	$5,362,187

Number of common shares at period-end	(c)	140,918	141,908
Book value per common share	(a)/(c)	$40.17	$41.13
Tangible equity per common share	(b)/(c)	$36.80	$37.79

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the third quarter of 2022.

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

10.1	Amendment to Employment Agreement - Irene H. Oh. Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LCH	London Clearing House
ALCO	Asset/Liability Committee	LGD	Loss given default
AOCI	Accumulated other comprehensive (loss) income	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LIBOR Act	Adjustable Interest Rate (LIBOR) Act
ASU	Accounting Standards Update	LTV	Loan-to-value
C&I	Commercial and industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAV	Net asset value
CLO	Collateralized loan obligations	NRSRO	Nationally recognized statistical rating organizations
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
COVID-19	Coronavirus Disease 2019	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	PPP	Paycheck Protection Program
DIF	Deposit Insurance Fund	RMB	Chinese Renminbi
EPS	Earnings per share	ROA	Return on average assets
ERM	Enterprise risk management	ROE	Return on average equity
EVE	Economic value of equity	RPA	Credit risk participation agreement
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBLC	Standby letters of credit
FRBSF	Federal Reserve Bank of San Francisco	SEC	U.S. Securities and Exchange Commission
FTP	Funds transfer pricing	SOFR	Secured Overnight Financing Rate
GAAP	Generally Accepted Accounting Principles	TDR	Troubled debt restructuring
GDP	Gross Domestic Product	U.S.	United States
HELOC	Home equity lines of credit	USD	U.S. dollar
HTM	Held-to-maturity	VIE	Variable interest entity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2022

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer