Form 10-K
period 2022-12-31
EAST WEST BANCORP INC
filed 2023-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $9,058,196,758 (based on the June 30, 2022 closing price of Common Stock of $64.80 per share). As of January 31, 2023, 141,003,685 shares of East West Bancorp, Inc. Common Stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EAST WEST BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (“this Form 10-K”) contains “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make.

There are various important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:

•changes in the global economy, including an economic slowdown, capital or financial market disruption, supply chain disruption, level of inflation, interest rate environment, housing prices, employment levels, rate of growth and general business conditions, which could result in, among other things, reduced demand for loans, reduced availability of funding or increases in funding costs, declines in asset values and/or recognition of allowance for credit losses;
•changes in local, regional and global business, economic and political conditions, and geopolitical events, such as Russia’s invasion of Ukraine;
•the economic, financial, reputational and other impacts of the Coronavirus Disease 2019 (“COVID-19”) pandemic, including variants thereof, and any other pandemic, epidemic or health-related crisis;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation (“DFPI”) - Division of Financial Institutions, the China Banking and Insurance Regulatory Commission (“CBIRC”), the Hong Kong Monetary Authority (“HKMA”), the Hong Kong Securities and Futures Commission (“HKSFC”), and the Monetary Authority of Singapore (“MAS”);
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
•the impact of any future U.S. federal government shutdown and uncertainty regarding the U.S. federal government’s debt limit and credit rating;
•the Company’s ability to compete effectively against financial institutions and other entities, including as a result of emerging technologies;
•the soundness of other financial institutions;
•the success and timing of the Company’s business strategies;
•the Company’s ability to retain key officers and employees;
•the impact on the Company’s funding costs, net interest income and net interest margin from changes in key variable market interest rates, competition, regulatory requirements and the Company’s product mix;
•changes in the Company’s costs of operation, compliance and expansion;
•the Company’s ability to adopt and successfully integrate new technologies into its business in a strategic manner;
•the impact of the benchmark interest rate reform in the U.S. including the transition away from the U.S. dollar (“USD”) London Interbank Offered Rate (“LIBOR”) to alternative reference rates (“ARRs”);

•the impact of communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third-party vendors with which the Company does business, including as a result of cyber-attacks, and other similar matters which could result in, among other things, confidential and/or proprietary information being disclosed or misused, and materially impact the Company’s ability to provide services to its clients;
•the adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;
•the impact of adverse changes to the Company’s credit ratings from major credit rating agencies;
•the impact of adverse judgments or settlements in litigation;
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
•any strategic acquisitions or divestitures;
•changes in the equity and debt securities markets;
•fluctuations in the Company’s stock price;
•fluctuations in foreign currency exchange rates;
•the impact of increased focus on social, environmental and sustainability matters, which may affect the Company’s operations as well as those of its customers and the economy more broadly; and
•the impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts, hurricanes, flooding and earthquakes or other events that may directly or indirectly result in a negative impact on the Company’s financial performance.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented elsewhere in this Form 10-K. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS

Organization

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (“East West Bank” or the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As of December 31, 2022, the Company had $64.11 billion in total assets, $47.63 billion in total net loans, $55.97 billion in total deposits, and $5.98 billion in total stockholders’ equity.

The Company operates in over 120 locations in the U.S. and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California; its U.S. branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois, and Nevada. In Asia, the Bank has four full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and five representative offices in Beijing, Chongqing, Guangzhou, Xiamen and Singapore.

Strategy

We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. Our strategy focuses on seeking out and deepening client relationships that meet our risk/return parameters. This guides our decision-making across every aspect of our operations: the products we develop, the expertise we cultivate, and the infrastructure we build to help our customers conduct their businesses. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. We constantly invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while properly managing operating expenses. Our risk management activities are focused on ensuring that the Bank identifies and manages risks to sustain safety and soundness while maximizing profitability.

East West has a commercial business operating license in China through its subsidiary, East West Bank (China) Limited, which makes it unique among U.S.-based regional banks. This license allows the Bank to open branches, make loans and collect deposits in the country. The Bank continues to develop its international banking presence with its network of overseas branches and representative offices. The latest expansion is the Singapore representative office, which opened in January 2023. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and to develop new business relationships. Through its branches and offices, the Bank focuses on growing its cross-border client base between the U.S. and Asia, helping U.S.-based businesses expand in Asia, and helping companies based in Asia pursue business opportunities in the U.S.

The Bank believes its customers benefit from the Bank’s understanding of the Asian market through its physical presence, corporate and organizational ties in Asia, as well as the Bank’s international banking products and services. The Bank believes this approach, combined with its senior management and Board of Directors’ ties to Asian business opportunities and Asian American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence overseas to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

Banking Services

As of December 31, 2022, East West Bank was the largest independent commercial bank headquartered in Southern California based on total assets. The Bank is the largest independent bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Asia, and has a strong focus on the Asian American community. Through its network of over 120 banking locations in the U.S. and Asia, the Bank provides a wide range of personal and commercial banking services to businesses and individuals. The Bank provides services to its customers in English and in over 10 other languages. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management and wealth management services. The Bank’s lending activities include commercial and residential real estate lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing and loan syndication. The Bank also provides financing services to clients in need of a financial bridge to facilitate their business transactions between the U.S. and Asia. Additionally, to support the business needs of its customers, the Bank offers hedging advisory and various derivative contracts such as interest rate, energy commodity and foreign exchange contracts.

The integration of digital with brick and mortar channels has been an area of investment for the Bank, for both commercial and consumer banking. Our strategic priorities include the use of technology to innovate and expand commercial payments, treasury management products and services, and consumer banking. We have developed mobile and online banking platforms, which are continually enhanced to enrich our customer user experience, and which offer a full suite of banking services tailored to our customers’ unique needs. In our view, the omnichannel banking service approach increases efficiency and deepens customer relationships.

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

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions, numerous other financial services providers and other entities, including as a result of emerging technologies. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, fees, interest rates on loans and deposits and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share in the Asian American community; and maintains a differentiated presence within selected markets by providing cross-border commercial banking expertise to customers between the U.S. and Asia.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to a diverse customer base, we believe the strength of our workforce is one of the most significant contributors to our success. Our key human capital objectives are to attract, develop and retain quality talent who reflect our values and enable us to serve our customers. To achieve these objectives, our human resource programs have been designed based on our core values and the attributes we seek to foster, which include absolute integrity, customer orientation, creativity, respect, teamwork and selflessness. We use these core values to better service our customers and prepare our employees for leadership positions and to advance their careers. We are committed to promoting diversity in employment and advancement.

As of December 31, 2022, we had 3,155 full-time equivalent employees, of which 230 were located in China and Hong Kong. None of our employees are subject to a collective bargaining agreement. The Company’s compensation and employee benefits expense was $477.6 million and $433.7 million, or 56% and 54% of total noninterest expense in 2022 and 2021, respectively.

Diversity and Inclusion

East West Bank was founded in 1973 in Chinatown, Los Angeles, California as a savings & loan association for immigrants who were underserved by mainstream banks. As of December 31, 2022, the Bank was the largest FDIC-insured, minority-operated depository institution headquartered in the U.S., serving communities with diverse ethnicities and socio-economic backgrounds in eight states across the nation. Our operations are concentrated in areas that include larger numbers of immigrants and minorities. We proudly offer home loans and other products and services that support low-to-moderate income, minority and immigrant communities. We also provide community development loans, and partner with a diverse list of nonprofit and community-based organizations to promote wealth generation and entrepreneurship in underserved communities. Our focus on basic, fair-priced products and alternative credit criteria supports the under-banked, which is part of our founding mission. In addition, given our diverse customer base and the diversity of the communities that we serve, our retail bankers are able to assist customers in English and in over 10 other languages.

Promoting diversity and inclusion in our workforce and executive leadership is critical to our continued growth and success, and is at the core of our history and guiding principles. Our commitment to this mission is reflected in the composition of our employees. In addition, we have adopted an Environmental and Social Policy Framework that governs our mission to support diversity, and formed two employee resource groups focused on cultural awareness and empowering women to pursue leadership development and opportunities. As of December 31, 2022, the composition of our workforce was as follows:

	% of Total Workforce	% of Total Managers
Gender (1):
Female	62%	58%
Male	38%	42%
Race/ethnicity:
Minorities:
Asian minorities	74%	72%
Non-Asian minorities	15%	13%
White	11%	15%

(1)Presented as a percentage of the respective populations who self-identified.

To put our diversity in context, minorities made up 46% of the workforce and 18% of the managers of FDIC-regulated institutions, according to the most recently available 2020 Diversity Self-Assessment from the FDIC’s Financial Institution Diversity Self-Assessment program. Our organizational commitment to diversity, under the leadership and oversight of our Board of Directors, is further reflected by the composition of our ten-member Board, which is presented in the following table as of December 31, 2022. This commitment to diversity was acknowledged in Bank Director’s 2022 “RankingBanking” study, in which we received the “Best Board” ranking due to our strong corporate governance practices, and the diversity and expertise of our directors.

	Female	Male
Race/ethnicity:
Minorities:
Asian minorities	2	2
Non-Asian minorities	1	2
White	—	3
Sexual orientation:
LGBTQ+	—	1

Talent Acquisition, Development and Promotion

An experienced and well qualified workforce is essential to delivering high quality and reliable banking services to our customers and to managing the Company in a safe and sound manner. We endeavor to attract, develop, and retain diverse, motivated talent as part of our ongoing commitment to building a stronger workforce to serve our customers and communities.

The focus on leadership development and promoting from within is a critical part of our succession planning for key roles throughout the organization and fostering organizational stability. We recognize the importance of employee development and career growth in fostering retention of our employees, which is one of the Company's strategic objectives. In 2022, 20% of our employees advanced their careers within the Bank through over 600 internal promotions or new opportunities. We provide a variety of resources to help all employees grow in their current roles and build new skills for future advancement, including the encouragement of continuing education and providing benefits such as tuition reimbursement.

Fair and Equitable Compensation

Our compensation and benefits program provides both short- and long-term awards, incentivizing performance, and aligning employee and stockholder interests. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual cash and stock incentive bonus. We are committed to fair and equitable compensation programs, and regularly assess the current business environment and labor markets to review our compensation and benefits programs for pay equity. We sponsor a 401(k) plan for U.S. employees, provide a Company matching contribution, and maintain other defined contribution retirement plans. As of December 31, 2022, 94% of employees participated in our 401(k) plan.

To foster a strong sense of ownership and to align the interests of our employees with our stockholders, restricted stock units are awarded to eligible employees under our stock incentive programs. We also award stock grants under our “Spirit of Ownership” program to all of our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the success they help create. The fact that all our employees are also owners is a source of pride for us. In 2022, the Company granted over 500 thousand restricted stock units as part of its stock compensation programs.

Wellness and Safety

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. Comprehensive health insurance coverage (medical, dental and vision) is offered to employees working at least 30 hours each week. We offer paid time off, life insurance, disability insurance, parental leave, wellness and benefits programs designed to assist employees in maintaining a healthy work-life balance. We also offer an Employee Assistance Program which aids benefits-eligible employees and their household members with personal and professional issues. We apply a consistent approach towards employee policies, opportunities, benefits, and protections to all employees regardless of their locations, except if there are contradictions between individual state laws. We took a wide variety of measures to protect the health and well-being of our employees and customers during the COVID-19 pandemic and are now supporting employees in returning to the office and/or shifting to new working arrangements.

New Ways of Working

The COVID-19 pandemic accelerated our capabilities with respect to flexible work. We introduced a hybrid schedule and work-from-home arrangements to better support managers and employees as they adapt to new ways of working that embrace flexibility, promote inclusion and enhance productivity.

Commitment to Community

We are committed to making positive and lasting impacts in our communities through our business activities and our volunteer and charitable efforts. We aim to enhance the quality of life in our communities by engaging in meaningful and effective programs that help increase homeownership, preserve affordable housing, promote wealth building, enable more inclusive access to banking services and help alleviate homelessness. We are a vital part of the communities in which we live and work, and we encourage our employees to engage with our local communities by leading or participating in events to foster community development.

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 27, 2023. There is no family relationship between any of the Company’s executive officers or directors. Each executive officer is appointed by the Board of Directors of the Company.

Name	Age	Positions and Offices, and Business Experience
Dominic Ng	64	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Irene H. Oh	45	Executive Vice President and Chief Financial Officer of the Company and the Bank since 2010.
Lisa L. Kim	58	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since 2020; 2014 - 2020: Executive Vice President, General Counsel and Secretary of Cathay General Bancorp and Cathay Bank.
Douglas P. Krause	66
Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020; 2018 - 2020: Executive Vice President, General Counsel and Corporate Secretary; 2010 - 2018: Executive Vice President, Chief Risk Officer and General Counsel.

Parker Shi	53	Executive Vice President and Chief Operating Officer of the Company and the Bank since December 2021; June 2021 - November 2021: Executive Vice President & Chief Strategy, Growth and Technology Officer; March 2021 - June 2021: Consultant of the Bank; 2020: Senior Advisor at PharmScript; 2018 - 2019: Senior Managing Director at Accenture; 2013 - 2018: Senior Partner at McKinsey & Company.
Gary Teo	50	Executive Vice President and Chief Human Resources Officer of the Company and the Bank since February 2022; 2015 - 2022: Senior Vice President and Head of Human Resources.

Supervision and Regulation

Overview

East West and the Bank are subject to extensive and comprehensive regulations under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers, and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the DFPI, and, with respect to consumer laws, the CFPB. As the insurer of the Bank’s deposits, the FDIC has back-up examination authority of the Bank as well. In addition, the Bank is regulated by foreign regulatory agencies in international jurisdictions where we have a presence, including China, Hong Kong and Singapore. East West also has a wholly-owned nonbank subsidiary, East West Markets, LLC ("East West Markets"), which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). East West Markets is subject to regulatory requirements from several regulatory bodies, including the SEC, FINRA, and state securities regulators.

The Company is also subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, both as administered by the SEC. Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “EWBC” and subject to Nasdaq rules for listed companies.

Described below are certain provisions of selected laws and regulations applicable to East West and the Bank. The descriptions are not intended to be complete, nor are they meant to fully address the statutes and regulations’ effects and potential effects on East West and the Bank, and the descriptions are qualified in their entirety by reference to the full text of the statutes and regulations. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

East West

As a bank holding company and pursuant to its election of financial holding company status, East West is subject to regulation, supervision, and examination by the Federal Reserve under the BHC Act. The BHC Act provides a federal framework for the regulation and supervision of bank holding companies and their nonbank subsidiaries. The BHC Act and other federal statutes grant the Federal Reserve authority to, among other things:

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
•require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank, including at times when bank holding companies may not be inclined to do so, and the failure to do so generally may be considered by the Federal Reserve to be an unsafe and unsound banking practice and a violation of Federal Reserve regulations;
•restrict dividends and other distributions from subsidiary banks to their parent bank holding companies;
•require bank holding companies to terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries, affiliates or investments if the Federal Reserve believes that the activity, ownership, or control of the nonbank subsidiary or affiliate constitutes a serious risk to the financial safety, soundness or stability of the bank holding company, or if the activity, ownership, or control is inconsistent with the purposes of the BHC Act;
•regulate provisions of certain bank holding company debt, including by imposing interest ceilings and reserve requirements and requiring a bank holding company to obtain prior approval to purchase or redeem its securities in certain situations;
•approve in advance senior executive officer or director changes and prohibit certain golden parachute payments to officers and employees, including change in control agreements and new employment agreements that are contingent upon termination; and
•approve in advance the acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider certain competitive, management, financial, financial stability and other factors in granting these approvals. DFPI approval may also be required for certain acquisitions and mergers involving a California state-chartered bank such as the Bank.

East West’s election to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”) generally allows East West to engage in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature, or acquire and retain the shares of a company engaged in any such activity, without prior Federal Reserve approval. Activities that are considered financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. To maintain financial holding company status and continue to be able to engage in new activities or investments that are financial in nature, a financial holding company and all its depository institution subsidiaries must be “well capitalized” and “well managed,” and the financial holding company’s depository institution subsidiaries must have Community Reinvestment Act (“CRA”) ratings of at least “Satisfactory.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Regulatory Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “Satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank and a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank’s operations in the U.S. are primarily regulated and supervised by the Federal Reserve and the DFPI, and its activities outside the U.S. are regulated and supervised by its U.S. regulators and the applicable regulatory authority in the host country in which each overseas office is located. Specific federal and state laws and regulations that are applicable to banks monitor, among other things, their regulatory capital levels, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. Bank regulatory agencies also have extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies. California law permits state-chartered commercial banks to engage in any activity permissible for national banks, unless such activity is expressly prohibited by state law. The Bank may also form subsidiaries to engage in many activities commonly conducted by national banks in operating subsidiaries. Further, pursuant to the GLBA, the Bank may conduct certain “financial” activities in a subsidiary to the same extent permitted for a national bank, provided the Bank is “well capitalized” and “well managed” and has a CRA rating of at least “Satisfactory.”

Regulation of Foreign Subsidiaries and Branches

The Bank’s foreign subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the CBIRC. East West Bank’s Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the HKMA and the HKSFC. The Singapore representative office, which opened in January 2023, is subject to applicable foreign laws and regulations, such as those implemented by the MAS.

Regulatory Capital Requirements

The federal banking agencies have imposed capital adequacy requirements, known as the Basel III Capital Rules, intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Basel III Capital Rules define the components of regulatory capital, including Common Equity Tier 1 (“CET1”), Tier 1 and 2 capital, and set forth minimum capital adequacy ratios of capital to risk-weighted assets and total assets. The Basel III Capital Rules also prescribe a standardized approach for risk-weighting assets and include a number of risk- weighting categories that affect the denominator in banking institutions’ regulatory capital ratios.

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total risk-based capital (i.e., Tier 1 plus Tier 2 capital) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not exceed the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. As of December 31, 2022, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

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

In March 2020, the United States federal banking agencies adopted a rule that allowed banking organizations to elect to delay the estimated effects of adopting the current expected credit loss accounting standard (“CECL”) on regulatory capital until January 2022, and subsequently to phase in the effects through January 2025 (i.e., a five-year transition, in total). The Company adopted the five-year transition in 2020. As a result, the effects of CECL on the Company’s and the Bank’s regulatory capital were delayed through the year 2021, after which the effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024. For additional discussion and disclosure on CECL, see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” Undercapitalized institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to several requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cessation of receipt of deposits from correspondent banks and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also generally permits only “well capitalized” insured depository institutions to accept brokered deposits, although an “adequately capitalized” institution may apply to the FDIC for a waiver of this restriction.

Economic Growth, Regulatory Relief, and Consumer Protection Act and Stress Testing

In May 2018, the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) amended certain provisions in the Dodd-Frank Act and other statutes administered by the Federal Reserve and other federal banking agencies. The EGRRCPA lifted the asset size threshold for many of the Dodd-Frank Act enhanced prudential standards that had previously applied to banks and bank holding companies with total consolidated assets between $50 billion and $100 billion, except for the requirement to maintain a risk committee. The EGRRCPA also raised the asset size threshold for required company-run stress testing at banks and bank holding companies from $10 billion to $250 billion. Additionally, based on authority provided in the EGRRCPA, the Federal Reserve raised the asset size threshold for required supervisory stress testing at bank holding companies from $50 billion to $100 billion. Although the Company and the Bank are not required to conduct company-run or supervisory stress tests, we continue to conduct annual capital and quarterly liquidity stress tests.

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial laws that apply to banking institutions with total consolidated assets exceeding $10 billion (such as the Bank) and their affiliates. The CFPB focuses its supervisory, examination, and enforcement efforts on, among other things:
•risks to consumers and compliance with federal consumer financial laws when evaluating the policies and practices of a financial institution;
•unfair, deceptive, or abusive acts or practices;
•rulemaking to implement various federal consumer statutes such as the Home Mortgage Disclosure Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Electronic Fund Transfer Act, Equal Credit Opportunity Act, Fair Credit Billing Act, and the Consumer Financial Protection Act; and
•the markets in which firms operate and risks to consumers posed by activities in those markets.

The statutes and regulations that the CFPB enforces mandate certain disclosure and other requirements, and regulate the manner in which financial institutions must deal with consumers when taking deposits, making loans, collecting payments on loans, and providing other services. The CFPB’s rulemaking, examination and enforcement authority has affected and will continue to impact financial institutions that provide consumer financial products and services, including the Company and the Bank. These regulatory activities may limit the types of financial services and products the Company may offer. Failure to comply with federal and state laws prohibiting unfair, abusive, or fraudulent business practices, untrue or misleading advertising and unfair competition, can subject the Bank to various penalties, including, but not limited to, enforcement actions, injunctions, fines or criminal penalties, punitive damages, restitution to consumers, and the loss of certain contractual rights or business opportunities and may also result in significant reputational harm.

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

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulation W limits the types, terms and amounts of these transactions and generally requires the transactions to be on an arm’s-length basis. In general, Regulation W requires that “covered transactions,” which include a bank’s extension of credit to or purchase of assets from an affiliate, be limited to 10% of the bank’s capital and surplus with respect to any one affiliate, and 20% of the bank’s capital and surplus with respect to the aggregate of all covered transactions with all affiliates. In addition, a bank generally may not extend credit to an affiliate unless the extension of credit is secured by specified amounts of collateral. The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions, including by treating derivative transactions resulting in a bank’s credit exposure to an affiliate as covered transactions. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

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

Community Reinvestment Act

Under the CRA, an insured depository institution has a continuing and affirmative obligation to help serve the credit needs of its communities, including low- and moderate-income borrowers and neighborhoods. The Federal Reserve periodically evaluates a state member bank’s performance under applicable performance criteria and assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Federal Reserve takes this performance into account when reviewing applications by banks and their parent companies to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or acquire other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications. Based on the most recent CRA examination as of March 8, 2021, the Bank was rated “outstanding”. On May 5, 2022, the federal banking agencies issued a joint Notice of Proposed Rulemaking that requested comment on substantial revisions to the methods used to evaluate an insured institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods, under the CRA. The changes that the agencies have proposed could make it more challenging and costly for the Bank and other insured depository institutions to receive an “outstanding” or “satisfactory” rating, but the impact on the Company will ultimately depend on whether and how such changes are implemented and applied.

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

Following the outbreak of the COVID-19 pandemic, extraordinary growth in insured deposits caused the DIF reserve ratio to fall below the statutory minimum of 1.35 percent. This growth was primarily due to U.S. monetary policy action, direct government assistance to consumers and businesses, and an overall reduction in spending. The FDIC adopted a restoration plan in September 2020, which it amended in June 2022, to restore the DIF reserve ratio to at least 1.35 percent by September 30, 2028.

In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly for insured depository institutions by two basis points (“bps”), beginning in the first quarterly assessment period of 2023. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds two percent. As a result of the adoption of the assessment rate schedules, the FDIC insurance costs of the Bank will likely increase but not have a material impact on its consolidated financial statements.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, that the institution has engaged in unsafe or unsound practices, or that the institution has violated any applicable rule, regulation, condition, or order imposed by the FDIC.

Bank Secrecy Act and Anti-Money Laundering

The Bank Secrecy Act (“BSA”), USA PATRIOT Act of 2001 (“PATRIOT Act”), and other federal laws and regulations impose obligations on U.S. financial institutions to implement and maintain appropriate policies, procedures and controls, which are reasonably designed to prevent, detect and report instances of money laundering, the financing of terrorism and to comply with recordkeeping and reporting requirements. Regulatory agencies require that the Bank have an effective governance structure for the program that includes effective oversight by our Board of Directors and management. We regularly evaluate and continue to enhance our systems and procedures to comply with the BSA, the PATRIOT Act and other anti-money laundering (“AML”) initiatives. Failure of a financial institution to maintain and implement adequate BSA/AML programs, or to comply with all applicable laws or regulations, could have serious legal, compliance, financial and reputational consequences for the institution.

The Anti-Money Laundering Act of 2020 (“AML Act”) was enacted in January 2021 and includes the most substantial changes to U.S. AML law since the PATRIOT Act. Among other changes, the AML Act imposes new beneficial ownership reporting requirements for certain entities doing business in the U.S.; requires the U.S. Treasury’s Financial Crimes Enforcement Network (“FinCEN”) to establish government-wide priorities for AML and countering the financing of terrorism; increases AML whistleblower awards and expands whistleblower protections; modernizes the statutory definition of “financial institution” to include “value that substitutes for currency”; enhances penalties for BSA and AML violations; streamlines and modernizes BSA and AML requirements; and improves coordination and cooperation among international, federal, state, and tribal AML law enforcement agencies. The Bank regularly evaluates and seeks to continue to enhance its systems and procedures as needed to ensure compliance with BSA/AML laws and regulations.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. financial institutions do not engage in transactions with certain prohibited parties, as defined by various executive orders and Acts of Congress. Federal banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against designated foreign countries, designated nationals, and others. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction or account relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil monetary penalties on the Company and the Bank.

Privacy and Cybersecurity

Federal statutes and regulations require banking organizations to take certain actions to protect nonpublic consumer financial information. The Bank has a privacy policy that it must disclose to consumers annually. In some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. These additional conditions affect the Bank’s information exchanges with credit reporting agencies. The Bank’s privacy practices and the effectiveness of its systems to protect consumer privacy are subjects covered in the Federal Reserve’s periodic compliance examinations.

The Federal Reserve pays close attention to the cybersecurity practices of state member banks and their holding companies and affiliates. The interagency council of the federal banking agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued several policy statements and other guidance for banks in light of the growing risk posed by cybersecurity threats. The FFIEC has recently focused on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. The federal banking agencies require banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred.

Consumer data privacy and data protection are also the subject of state laws. For example, the Bank is subject to the California Consumer Privacy Act (“CCPA”). This statute grants consumers several rights, including the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request correction of information, the right to request deletion of personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. The CCPA was amended in November 2020, when California voters passed Proposition 24, the California Privacy Rights Act (“CPRA”). The CPRA, which amends existing CCPA requirements effective January 1, 2023, with a one-year look back period, includes limitations on the sharing of personal information for cross-context behavioral advertising and the use of “sensitive” personal information, creates a new correction right, and establishes a new agency to enforce California privacy law. The California Attorney General has adopted regulations to implement the CCPA and has drafted regulations to implement the CPRA.

There has also been significant development of new privacy laws and regulations in China. For example, the Standing Committee of China’s National People’s Congress passed the Personal Information Protection Law (“PIPL”), effective November 1, 2021. The PIPL establishes guiding principles on protection of a Chinese citizen’s personal information and applies to entities operating in China, foreign organizations, and individuals processing personal information outside China. Failure to comply with the PIPL requirements and other applicable international protection laws and regulations can result in monetary penalties, entities or individuals being placed on government’s banned list, or potential termination of future business activities in China, and potentially impact our Hong Kong and China operations.

Climate-Related Risk Management

In recent years, the federal banking agencies have increased their focus on climate-related risks affecting the operations of banks, the communities they serve and the broader financial system. The agencies have begun to enhance their supervisory expectations regarding banks’ climate risk management practices, including by proposing guidance that would encourage banking organizations to, among other things: evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations. While the agencies’ efforts to-date have focused on banking organizations with $100 billion or more in total assets, their supervisory expectations on climate risk management practices ultimately may apply to smaller banking organizations such as the Bank.

In addition, states, such as California, are considering taking similar actions on climate-related financial risks. To the extent that federal and state regulators adopt climate-related supervisory expectations and requirements that apply to East West and the Bank, we may be required to incur compliance, operating, maintenance and remediation costs to conform to such expectations and requirements.

Future Legislation, Regulation and Supervision Activities

New statutes, regulations and policies that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions and public companies operating in the U.S. are regularly adopted. For example, the Inflation Reduction Act of 2022 (“IRA”) enacted in August 2022, contains certain tax measures, including a corporate alternative minimum tax on large U.S. corporations, an excise tax on corporate stock buy-backs, and certain clean-energy tax provisions, which may apply to the Company. Changes to applicable statutes, regulations, and policies may change the Company’s operating environment in substantial and unpredictable ways, increase the Company’s cost of conducting business, impede the efficiency of internal business processes, subject the Company to increased supervision activities and disclosure and reporting requirements, and restrict or expand the activities in which the Company may engage. Accordingly, such changes may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects, and the overall growth and distribution of loans, investments and deposits. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our business may be affected by any new statute, regulation or policy.

Available Information

The Company’s website is www.eastwestbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings,” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Stockholders may also request a copy free of charge of any of the above-referenced reports and corporate governance documents by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our business. Our enterprise risk management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies the major risk categories in our business as: capital; market; liquidity; credit; operational; compliance; legal; strategic; and reputational.

The discussion below addresses material factors, of which we are currently aware, that could have a material adverse effect on our business, results of operations, and financial condition. These risk factors and other forward-looking statements included in this Form 10-K relate to future events, expectations, trends, and operating periods, and involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties that we might face, but are intended to highlight risks that we believe are important factors to consider when evaluating our business and an investment in our securities. Although these risks are organized by headings and each risk is discussed separately, many are interrelated. In addition, there may be additional risks and uncertainties that adversely affect our business, results of operations, and financial condition that are not presently known, that are not currently believed to be significant, or that are common to all businesses.

Risks Related to Geopolitical Uncertainties

Unfavorable general economic, market, political or industry conditions, either domestically or internationally, may adversely affect our business, results of operations, and financial condition.

Our business and results of operations are affected by the financial markets and general economic conditions globally, particularly in the U.S. and Asia, including factors such as the level and volatility of short- and long-term interest rates, inflation, deflation, home prices, collateral asset prices, unemployment and under-employment levels, market or supply chain disruption, labor shortages, bankruptcies, household income, consumer behavior, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, government spending and the federal debt ceiling, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and Asia. The deterioration of any of these conditions could adversely affect our consumer and commercial business, securities and derivatives portfolios, the level of charge-offs and provision for credit losses, the carrying value of deferred tax assets, capital levels, liquidity, and results of operations. In addition, because our operations and the collateral securing our real estate lending portfolio are primarily concentrated in California, we may be particularly susceptible to adverse economic conditions in California. Any unfavorable economic, market, political, or industry conditions in California and other regions where we operate could lead to the following outcomes, among others:
•greater than expected losses in our credit exposure due to unforeseen economic conditions, which may, in turn, adversely impact our results of operations and financial condition;
•failure of our borrowers to make timely repayments of their loans, or a decrease in the value of real estate collateral securing the payment of such loans, which could result in credit losses, delinquencies, foreclosures and customer bankruptcies, and in turn have a material adverse effect on our results of operations and financial condition;
•a decrease in deposit balances and in the demand for loans and other products and services;
•disruptions in the capital markets or other events, including adverse actions by rating agencies and deteriorating investor expectations, which may result in an inability to borrow on favorable terms or at all from other financial institutions;
•an adverse effect on the value of the debt securities portfolio as a result of debt defaults; and
•a loss of confidence in the financial services industry, our market sector and the equity markets by investors, placing pressure on our stock price.

Changes in the economic and political relations between the U.S. and China, including trade policies and the imposition of tariffs and retaliatory tariffs, may adversely impact our business, results of operations, and financial condition.

Economic trade and political tensions, including tariffs and other punitive trade policies and disputes, between the U.S. and China pose a risk to our business and customers. The imposition of tariffs, retaliatory tariffs, or other trade restrictions on products and materials that our customers import or export could cause the prices of their products to increase, possibly reduce demand, and hence may negatively impact our customers’ margins and their ability to service debt. We may also experience a decrease in the demand for loans and other financial products or experience a deterioration in the credit quality of the loans extended to the customer in industry sectors that are most sensitive to the tariffs.

We face risks associated with international operations.

A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes four full-service branches in Hong Kong and China and five representative offices in China and Singapore. Our presence in Asia carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations, risks associated with leveraging and conducting business on an international basis, including among others, legal, regulatory, and tax requirements and restrictions, cross-border trade restrictions or tariffs, uncertainties regarding liability, trade barriers, difficulties in staffing and managing foreign operations, political and economic risks, financial risks including currency and payment risks. Further, volatility in the Shanghai and Hong Kong stock exchanges and/or a potential fall in real estate prices in China, among other things, may negatively impact asset values and the profitability and liquidity of our customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations, and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other U.S. and foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, as well as limitations on our conduct, any of which could have a material adverse effect on our business, results of operations and financial condition.

Natural disasters and geopolitical events beyond our control could adversely affect our business, results of operations, and financial condition.

Natural disasters such as wildfires, earthquakes, extreme weather conditions, hurricanes, floods, droughts, widespread health emergencies or pandemics, and other acts of nature and geopolitical events involving political unrest, terrorism, or military conflicts could adversely affect our business operations and those of our customers and cause substantial damage and loss to real and personal property. Natural disasters and geopolitical events could impair borrowers’ ability to service their loans, decrease the level and duration of deposits by customers, erode the value of loan collateral, result in an increase in the amount of nonperforming assets, net charge-offs, and provision for credit losses, and otherwise cause a material adverse effect on our results of operations and financial condition.

Although the primary effects of the COVID-19 pandemic have subsided, our business may continue to experience materially adverse impacts as a result of macroeconomic challenges related to the pandemic, including supply-demand imbalances, volatile energy prices, tightening monetary policy and inflation. The extent of the continuing impact of COVID-19 and any future outbreaks or other public health crises on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Additionally, Russia’s invasion of Ukraine has heightened geopolitical tensions, which continue to disrupt the global supply chain, and increase inflationary pressures. Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition.

The effects of climate change could adversely impact our operations, business and customers.

The risks of climate change can be divided into physical and transition risks. The physical risks of climate change include discrete weather events, changing climate patterns and other disruptions caused by climate change affecting the regions, countries and locations in which we or our customers have operations or other interests. Climate change concerns could result in transition risk. Transition risks arise from the process of adjusting to a low-carbon economy, including changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. Transition risks could also negatively affect our customers in certain industries, which may increase our credit risk and reduce the demand by these customers for our products and services. These climate-related physical and transition risks could have a direct financial impact on our business and operations. Material adverse impacts to our customers, including declines in asset values, reduced availability of insurance, significant interruptions to business operations, and negative consequences to business models and the need to make changes in responses to those consequences could also affect us. The risks of regulatory changes and compliance and disclosure requirements related to climate change may impose operational burdens and increased compliance costs, capital requirements, or the risk of litigation, which could adversely affect our business, results of operations and financial condition.

Risks Related to Financial Matters

A significant portion of our loan portfolio is secured by real estate and at a higher degree of risk from a downturn in real estate markets.

Since many of our loans are secured by real estate, a decline in the real estate markets could impact our business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particularly prevalent in California, where a significant portion of our real estate collateral is located. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and we would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) and multifamily residential loans typically involve larger balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on our business, results of operations and financial condition.

Our business is subject to interest rate risk and variations in interest rates may have a material adverse effect on our financial performance.

Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio, and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. We offer interest-bearing deposit products, and a portion of our deposit balances are from noninterest-bearing products. We also enter into interest rate derivatives to manage interest rate risk exposure. The interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by various factors, including macroeconomic challenges, Federal Reserve policies, market interest rate changes in response to inflation, competition, regulatory requirements and a change in our product mix. Changes in key variable market interest rates, such as the Federal Funds, National Prime, or Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn from our assets, ultimately causing our net interest margin to decrease. Higher interest rates may also result in lower loan production and increased charge-offs in certain segments of the loan portfolio. Declining interest rates could lead to higher loan refinancing activity, which, in turn, would increase the likelihood of prepayments of loans and mortgage related securities. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity, and overall profitability.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In 2022, there was a pronounced rise in inflation. Russia’s invasion of Ukraine and the COVID-19 pandemic have led to continued global supply and demand imbalances for goods, creating upward pressure on inflation and leading the Federal Reserve to raise the target range for the federal funds rate to combat inflation. From March 2022 through December 2022, the Federal Reserve raised the target range for the federal funds rate on seven separate occasions and signaled that it anticipates additional increases in the target range will be appropriate to lower inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, decreases, although this effect is less pronounced for floating rate instruments. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

We continue to manage the transition from LIBOR to ARRs and reduce the volume of LIBOR-based products that we hold. We offer loans based on ARRs, including the Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index, and ceased offering new loans or loan renewals based on LIBOR on January 1, 2022. We continue to actively engage with customers to modify remaining LIBOR-based product contracts and transition to a benchmark replacement prior to June 30, 2023. For additional information on the discontinuation of LIBOR, refer to Item 7. MD&A — Overview.

The transition from LIBOR to a new benchmark rate could result in increased operational, legal, regulatory and reputational risk. ARRs, including forms of SOFR, are relatively new and will require appropriate adjustments to systems, processes, pricing and hedging determination, legal contracts, and employee and customer education. Inadequate program oversight and investment in these areas can result in adverse performance of existing and future financial contracts and result in reduced revenue and increased operational and funding costs.

Although existing LIBOR loan contracts may include “fallback language” that addresses what would happen if LIBOR were discontinued, customers may challenge the interpretation of the language. If unresolved, legacy LIBOR loan contracts could lead to legal action between the parties which could cause negative impacts to our revenue and reputation and increase regulatory scrutiny. Transitioned LIBOR loan contracts may result in higher or lower interest payments throughout the life of each contract as compared to under LIBOR even if transitioned under industry and federal legislative guidelines which aim for minimal economic effect on the parties. In addition, the transition from LIBOR to an ARR could adversely impact other floating-rate obligations including derivatives, debt securities, assets purchased under resale agreements (“resale agreements”), junior subordinated debt and assets sold under repurchase agreements (“repurchase agreements”) that were indexed to LIBOR, ultimately leading to an adverse effect on our business, results of operations and financial condition. We continue to monitor the risks and impacts of this transition.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and affect the return earned on those loans and investments, both of which in turn affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles resulting from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control. Consequently, the impact of these changes on our business and results of operations is difficult to predict.

Further downgrades of the U.S. credit rating, potential automatic spending cuts or a government shutdown could negatively impact our business, results of operation and financial condition.

Over the past few years, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on prior occasions, there is risk that they may not be able to come to agreement again and ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the U.S. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget has caused and may cause again the U.S. federal government to essentially shut down for periods of time. Continued adverse political and economic conditions could have an adverse effect on our business, results of operation and financial condition.

We are subject to fluctuations in foreign currency exchange rates.

Our foreign currency translation exposure relates primarily to our China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as we continue to expand our cross-border business, we have a higher volume of customer transactions in foreign currencies. Although we have entered into derivative instruments to offset some of the impact of foreign exchange fluctuations, given the volatility of exchange rates, there is no assurance that we will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material unfavorable impact on our net income, therefore adversely affecting our business, results of operations, and financial condition.

Risks Related to Our Capital Resources and Liquidity

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition.

We and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2022, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our business, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

Our dependence on dividends from the Bank could affect our liquidity and ability to pay dividends.

East West is dependent on the Bank for dividends, distributions, and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends received from the Bank. The Bank’s ability to pay dividends to East West is limited by federal and California law. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required under federal law if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years.

Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits, unless the Bank has received prior approval of the Federal Reserve and of at least two-thirds of the stockholders of each class of stock. California law imposes its own limitations on capital distributions by California-charted banks that could require the Bank to obtain the approval of the DFPI prior to making a distribution to East West. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income, net of distributions, for the period. Further description of regulatory requirements applicable to dividends by us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K.

We are subject to liquidity risk, which could negatively affect our funding levels.

Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our business, results of operations, and financial condition. If the cost effectiveness or the availability of supply in the credit markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed market conditions or realized in a timely fashion.

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, results of operations and financial condition.

Credit rating agencies evaluate us regularly, and their ratings are based on a number of factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, including conditions affecting the financial services industry as a whole. Severe downgrades in credit ratings could impact our business and reduce our profitability in different ways, including a reduction in our access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us, on a regular basis. If we experience a decline in our credit ratings, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will not be changed in the future.

Risks Related to Credit Matters

Our allowance for credit losses level may not be adequate to cover actual losses.

In accordance with the U.S. Generally Accepted Accounting Principles (“GAAP”), we establish an allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded credit commitments. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could further deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and such losses may exceed current estimates.

Additionally, in order to maximize the collection of loan balances, we sometimes modify loan terms. If such modifications ultimately are less effective at mitigating loan losses than we expect, we may incur losses in excess of the specific amount of allowance for loan losses associated with a modified loan, which would result in additional provision for loan losses. In addition, we establish a reserve for losses associated with our unfunded credit commitments. The level of the allowance for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our loans held-for-investment portfolio. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to earnings and could have a material adverse effect on our business, results of operations, and financial condition.

We may be subject to increased credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities, industries, or geographies or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions, which could result in materially higher credit losses. For example, the Bank has a concentration of real estate loans in California. Potential deterioration in the California commercial or residential real estate markets or economic conditions could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on our business, results of operations, and financial condition. If any industry or market sector were to experience economic difficulties, loan collectability from customers operating in those industries or sectors may deteriorate, which could have a material adverse impact on our business, results of operations, and financial condition.

Risks Related to Our Operations

A failure in or breach of our operational or security systems or infrastructure, or those of third-party vendors, could disrupt our business, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as damage our reputation.

We face risks of loss resulting from, but not limited to, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirement, the risk of fraud by employees or third parties, the execution of unauthorized transactions by employees, business continuation, and disaster recovery. In the event of such operational failures, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

The potential for operational loss exposure exists throughout our organization and among our interactions with third parties. Our operational, security systems, and infrastructure, as well as those of third-party vendors, are integral to our performance. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or our vendors. Our operating or security systems and infrastructure may fail to operate properly or may become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process transactions or provide certain services. These factors include, and are not limited to, electrical, telecommunications, or other major physical infrastructure outages, disease pandemics, natural disasters such as wildfires, earthquakes, tornadoes, hurricanes and floods, and events arising from local or larger scale political or social matters, including terrorist acts. Furthermore, we frequently update these systems to support our operations and growth, requiring significant costs and creating risks associated with implementing new systems and integrating them with existing ones.

Third parties that facilitate our business activities could also be sources of operational and security risks to us. Our ability to implement backup systems or other safeguards with respect to third-party systems is limited. Furthermore, an attack on or failure of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. Some of these third parties may engage vendors of their own, which introduces the risk that these “fourth parties” could be the source of operational and security failures. In addition, if a third party or fourth party obtains access to the customer account data on our systems, and that party experiences a breach or misappropriates such data, we and our customers could suffer material harm, including heightened risk of fraudulent transactions, losses from fraudulent transactions, increased operational costs to remediate any security breach, and reputational harm.

Our business and many of our customers may have experienced, and may experience again in the future, losses incurred due to fraud or theft related to customers, employees, or third parties. These losses may be material and negatively affect our results of operations, financial condition, reputation or prospects. Increased use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of threat actors increases our security risks.

These operational risk exposures, if realized, could adversely impact our results of operations, financial condition, cash flows, and liquidity, and may result in loss of confidence, significant litigation exposure and harm to our reputation. These risks are expected to continue to increase as we expand our interconnectivity with our customers and other third parties.

A cyber-attack, information or security breach, or a technology failure of our systems or of a third party’s systems could adversely affect our ability to conduct business, manage our exposure to risk or expand our business, and could also result in the misuse of confidential information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, financial condition, cash flows and liquidity, as well as cause reputational harm.

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with which we interact. Cyber security risks, including ransomware and malware attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, the significant increased use of remote workstations by employees due to the COVID-19 pandemic, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, and other threat actors. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary, and other information in our computer email and data management systems and networks, including those of our third party vendors. Although we employ a combination of preventative and detective controls to safeguard against cyber-attacks and have not experienced any known cyber-attacks on our systems resulting in material system failures or breaches to date, we can provide no assurance that all of our security measures will be effective, especially since the industry has seen an increase in ransomware attacks, data breaches, social engineering, phishing attacks, and internet scams that have placed the Bank, employees, our customers, and third party vendors at heightened risk levels. These risks may increase in the future as we continue to increase our digital product offerings and expand our internal usage of cloud-based products and applications. In addition, our customers often use their own devices to make payments and manage their accounts, and are subject to cyber-attacks. We have limited ability to assure the safety and security of our customers’ transactions with us to the extent they are using their own devices.

Failure to mitigate breaches of security, or to comply with frequent imposition of increasingly demanding new and changing industry standards and regulatory requirements, could result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increased security compliance costs, adversely affect our ability to offer and grow the online services, and could have an adverse effect on our business, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect our business. We may face risks associated with the utilization of information technology systems to support our operations effectively.

The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services, including financial technology and non-banking entities. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological solutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs successfully. Any such failure could adversely affect our business, results of operations, financial condition and reputation.

We could face material legal and reputational harm if we fail to safeguard personal information.

We are subject to complex and evolving laws and regulations, both inside and outside the U.S., governing the privacy and protection of personal information. Individuals whose personal information may be protected by law can include our customers (and in some cases our customers’ customers), prospective customers, job applicants, employees, and the employees of our suppliers, and third parties. Complying with laws and regulations applicable to our collection, use, transfer, and storage of personal information can increase operating costs, impact the development and marketing of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by us or a third party affiliated with us could expose us to litigation or regulatory fines, penalties or other sanctions.

The actions and soundness of other financial institutions could affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults by financial services institutions and uncertainty in the financial services industry in general could lead to market-wide liquidity problems and may expose us to credit risk. Further, our credit risk may increase when the underlying collateral held cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our business, results of operations, and financial condition.

Our controls and procedures could fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations or supervisory expectations related to controls and procedures could adversely affect our business, results of operations, and financial condition.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the regional banking industry, especially in the West Coast markets, and in international banking operations, especially in Asia. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends, to a significant degree, on our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel, as well as the continued contributions of those individuals. In particular, our success has been and continues to be highly dependent upon the abilities of certain key executives. Accordingly, we believe that our future success is dependent upon the development and, when needed, implementation of adequate succession plans. Although both the Board of Directors and management monitor our succession planning for our senior management team, unexpected departures of key personnel or disruptions in future leadership transitions could negatively impact our business and prospects.

We face strong competition in the financial services industry, and we could lose business or suffer margin declines as a result.

We operate in a highly competitive environment. Our competitors include, but are not limited to, commercial banks, savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, nonbank financial institutions, and other regional, national, and global financial institutions. Some of our major competitors include multinational financial service companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates on loans and deposits, customer services, and range of price and quality of products and services, including new technology-driven products and services. Ongoing or increased competition may put pressure on the pricing for our products and services or may cause us to lose market share, particularly with respect to traditional banking products such as loans and deposits. Failure to attract and retain banking customers may adversely impact our loan and deposit growth and in turn, our revenues.

We have engaged in and may continue to engage in further expansion through acquisitions, which could cause disruption to our business and may dilute existing stockholders’ interests.

There are risks associated with expanding through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, incurring greater than anticipated costs in integrating acquired business, failing to retain customers or employees, and the inability to profitably deploy assets acquired or realize synergies from a transaction. Additional country or region-specific risks are associated with transactions outside the U.S., including in China. To the extent we issue capital stock in connection with additional transactions, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our investments in certain tax-advantaged projects may not generate returns as anticipated and may have an adverse impact on our results of operations.

We invest in certain tax-advantaged investments that support qualified affordable housing projects, community development, and renewable energy resources. Our investments in these projects are designed to generate a return in part through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside of our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator. The possible inability to realize these tax credits and other tax benefits would have a negative impact on our financial results.

Risks Related to Regulatory, Compliance and Legal Matters

Changes in regulation may require us to change our business practices, increase costs, limit our ability to make investments and generate revenue, or otherwise adversely affect business operations and/or competitiveness.

We are subject to extensive regulation under federal and state laws, as well as supervision and examination by the DFPI, FDIC, Federal Reserve, SEC, CFPB in the U.S. and foreign regulators and other government authorities. We are also subject to enforcement oversight by the U.S. Department of Justice and state attorneys general. In addition, we face certain legal, reputational, and financial risks as a result of serving customers in new or evolving industries that are subject to changing, and at times conflicting laws, such as digital currency and cannabis related businesses. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies could affect the manner in which we conduct business. Such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

Given that banks operate in an extensively regulated environment under federal and state law, good standing with our regulators is of fundamental importance to the continuation and growth of our business. In the performance of their supervisory and enforcement duties, the U.S. federal and state regulators, and non-U.S. regulators, have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. Further, regulators and bank supervisors continue to exercise qualitative supervision of our industry and specific business operations and related matters. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into our bank supervisory ratings. A downgrade in these ratings, or other enforcement actions or supervisory criticisms, could limit our ability to pursue acquisitions or conduct other expansionary activities and require new or additional regulatory approvals before engaging in certain other business activities, as well as result in civil monetary penalties, other sanctions, and damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

Failure to comply with laws, regulations, or policies could result in civil or criminal sanctions by U.S. federal and state, and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties, and/or reputational damage, which could have a material adverse impact on our business, results of operations, and financial condition. We continue to adjust our business and operations, capital, policies, procedures, and controls to comply with these laws and regulations, final rulemaking, and interpretations from the regulatory authorities. See Item 1. Business — Supervision and Regulation in this Form 10-K for more information about the regulations to which we are subject.

Changes to fiscal policies and tax legislation may adversely affect our business.

From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on our business and our customers’ business, results of operations, and financial condition. Our positions or our actions taken prior to such changes, may be compromised by such changes. In addition, our actions taken in response to, or in reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in an adverse financial condition. We also provide for current and deferred taxes in our financial statements, based on our results of operations and financial condition. We may take tax return filing positions for which the final determination of tax is uncertain, and our income tax expense could be increased if a federal, state, or local authority were to assess additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate. The U.S. government could further introduce new tax legislation or amend current tax laws in a manner that would adversely affect us. In addition, the U.S. President’s proposed budget, negotiations with Congress over the details of the budget, and the terms of the approved budget could create uncertainty about the U.S. economy, ultimately having an adverse effect on our business, results of operations, and financial condition.

Complying with the Bank Secrecy Act and other anti-money laundering and sanctions statutes and regulations can increase our compliance costs and risks.

The BSA, the PATRIOT Act, and other laws and regulations require us and other financial institutions to institute and maintain an effective AML program and file suspicious activity reports and currency transaction reports when appropriate. We may provide banking services to customers considered to be higher risk customers, which subjects us to greater enforcement risk under the BSA and requires us to ensure our third-party vendors adhere to the BSA and related regulations. FinCEN may impose significant civil monetary penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the federal and state banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and the Internal Revenue Service.

We are also required to comply with the U.S. economic and trade sanctions administered by the OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or economy of the U.S. A violation of any AML or OFAC-related law or regulation could subject us to significant civil and criminal penalties as well as regulatory enforcement actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these violations could have a material adverse effect on our business, results of operations, financial condition, reputation, and future prospects.

We are subject to significant financial and reputational risk arising from lawsuits and other legal proceedings.

We operate in a heavily regulated industry and face significant risk from lawsuits and claims brought by consumers, borrowers, and counterparties. These actions include claims for monetary damages, penalties, and fines, as well as demands for injunctive relief. If these lawsuits or claims, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for us, as well as restrictions or changes to how we conduct our business. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. Substantial legal liability could adversely affect our business, results of operations, and financial condition. In addition, we may suffer significant reputational harm as a result of lawsuits and claims, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

General Risk Factors

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact our financial statements.

The preparation of our financial statements is based on accounting standards established by the FASB and the SEC. From time to time, these accounting standards may change, and such changes may have a material impact on our financial statements. In addition, the FASB, SEC, banking regulators, and our independent registered public accounting firm may amend or reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to adopt a new or revised standard retroactively, potentially resulting in restatements to a prior period’s financial statements.

Our consolidated financial statements are based in part on assumptions and estimates which, if incorrect, could cause unexpected losses in the future.

Pursuant to U.S. GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining the allowance for credit loss, accrued liability for litigation, and the fair value of certain financial assets and liabilities, among other items. Our assumptions and estimates may be inaccurate or subjective, particularly in times of market stress or under unforeseen circumstances. Inaccurate assumptions or inadequate design of our forecasting models could result in incorrect or misleading information, and in turn could lead to inappropriate business decisions, such as an inadequate reserve for credit losses, and adversely impact our business, results of operations, and financial condition. Our significant accounting policies and use of estimates are fundamental to understanding our results of operations and financial condition. Some accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In addition, some significant accounting policies require significant judgments in applying complex accounting principles to individual transactions and determining the most appropriate treatment. We have procedures and processes in place to facilitate making these judgments. For a description of these policies, refer to Note 1 — Summary of Significant Accounting Policies to the consolidated financial statements and Item 7. MD&A – Critical Accounting Estimates in this Form 10-K.

Impairment of goodwill could result in a charge against earnings and thus a reduction in stockholders’ equity.

We test goodwill for impairment on an annual basis, or more frequently, if necessary. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking future charges related to the impairment of goodwill. If we determine that a future write-down of goodwill is necessary, the amount of such impairment charge could be significant and could adversely affect earnings as well as capital.

Anti-takeover provisions could negatively impact our stockholders.

Provisions of Delaware and California law and of our certificate of incorporation, as amended, and bylaws, as amended and restated, could make it more difficult for a third party to acquire control of us or could have the effect of discouraging a third party from attempting to acquire control of us. For example, our certificate of incorporation, as amended, requires the approval of the holders of at least two-thirds of the outstanding shares of voting stock to approve certain business combinations. We are also subject to Section 203 of the Delaware General Corporation Law, which would make it more difficult for another party to acquire us without the approval of the Board of Directors. Additionally, our certificate of incorporation, as amended, authorizes the Board of Directors to issue preferred stock which could be issued as a defensive measure in response to a takeover proposal.

Additionally, prior approval of the Federal Reserve and the DFPI is required for any person to acquire control of us, and control for these purposes may be presumed to exist when a person owns 10% or more of our outstanding common stock. Federal Reserve approval is also required for a bank holding company to acquire more than 5% of our outstanding common stock. These and other provisions could make it more difficult for a third party to acquire us, even if an acquisition might be in the best interest of the stockholders.

Managing reputational risk is important to attracting and maintaining customers, investors, and employees.

Threats to our reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures, including our Code of Conduct, in place to govern the personal conduct, action and work relationship of our employees with customers, fellow employees, competitors, governmental officials, and suppliers under both official and unofficial situations, in which employees may reasonably be perceived by others as acting as representatives of us. In addition, employees who fail to comply with the Code of Conduct may be subject to disciplinary action, termination of employment, and/or prosecution. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny.

Increasing scrutiny and evolving expectations relating to environmental, social and governance considerations may expose us to additional costs, reputational harm, and other adverse effects on our business.

Regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices relating to business, including climate change, human rights, health and safety, diversity, and labor conditions. Any failure to comply with regulatory requirements, or to meet evolving investor or stakeholder expectations and standards, could result in legal and regulatory proceedings and negatively impact our business, reputation, results of operations, financial conditions, and stock price. New government regulations could also cause new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosures.

The price of our common stock may be volatile or may decline.

The price of our common stock may fluctuate in response to various factors, some of which are outside our control. These factors include the risk factors discussed herein, as well as:
•actual or anticipated quarterly fluctuations in our results of operations and financial condition;
•changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts and rating agencies;
•speculation in the press or investment community;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•actions by institutional stockholders;
•addition or departure of key personnel;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, market conditions in the financial services industry;
•proposed or adopted regulatory changes or developments;
•cyclical fluctuations;
•trading volume of our common stock; and
•anticipated or pending investigations, proceedings or litigation that involve or affect us.

Industry factors, general economic and political conditions and events, such as cyber or terrorist attacks, economic downturn or recessions, interest rate changes, credit default trends, currency fluctuations, changes to fiscal, monetary or trade policies, or public health issues could also cause our stock price to decline regardless of our operating results. A significant decline in our stock price could result in substantial losses for stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building that it owns. The Company operates in 20 owned and 92 leased locations in the U.S., as well as nine leased locations in China. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois, and Nevada. In China, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou, and Xiamen. In January 2023, the Company opened a representative office in Singapore. All properties occupied by the Bank are used across all business segments and for corporate purposes.

The Company believes that its facilities are adequate and suitable for its business needs. It evaluates its current and projected space needs and may determine that certain premises or facilities are no longer necessary for its operations. The Company believes that, if necessary, it could secure alternative properties on similar terms without adversely affecting its operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC”. As of January 31, 2023, the Company had 705 stockholders of record of the Company’s common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

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

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the KBW Nasdaq Bank Index (“BKX”), and the KBW Nasdaq Regional Banking Index (“KRX”) over the five-year period through December 31, 2022. The cumulative total shareholder return assumes the investment of $100 in the Company’s common stock and in each index on December 31, 2017 and the reinvestment of common stock dividends.

The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The KRX seeks to reflect the performance of publicly traded U.S. companies that do business as regional banks or thrifts. The BKX is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S., and comprises 24 banking stocks representing the largest U.S. national money centers, regional banks and thrift institutions. During the third quarter of 2022, Keefe, Bruyette and Woods, Inc. announced constituent changes within two of its indexes. East West Bancorp, Inc. was removed from the KRX and added to the BKX. For the transition year, the Company is presenting both the BKX and KRX index in the following graph and table.

	December 31,
Index	2017	2018	2019	2020	2021	2022
East West Bancorp, Inc.	$100.00	$72.60	$83.00	$89.00	$140.60	$120.30
BKX	$100.00	$82.30	$112.00	$100.50	$139.00	$109.20
KRX	$100.00	$82.50	$102.10	$93.30	$127.40	$118.60
S&P 500 Index	$100.00	$95.60	$125.70	$148.90	$191.60	$156.90

The graph is not indicative of future stock price performance. The information set forth under the heading “Five-Year Stock Performance” shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information to be treated as soliciting material or specifically to be incorporated by reference into a filing under the Securities Act or the Exchange Act.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchase activities during the fourth quarter of 2022. Refer to Item 7. MD&A — Balance Sheet Analysis — Capital and Item 8. Financial Statements — Note 14 — Stockholders’ Equity and Earnings Per Share for information regarding repurchases under the Company’s common share repurchase program.

ITEM 6. [RESERVED]

EAST WEST BANCORP, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of the Company, and its subsidiaries, including its subsidiary bank, East West Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-K.

The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 120 locations in the U.S. and Asia, including the Singapore representative office, that was opened in January 2023, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking, and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. As of December 31, 2022, the Company had $64.11 billion in assets and 3,155 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in this Form 10-K.

Current Developments

Economic Developments

Heightened inflationary concerns continue to weigh on the economy. The Federal Reserve’s tight monetary policy has included multiple interest rate hikes to slow the pace of inflation, which boosted the value of the USD. Meanwhile, global supply chain disruptions persist due to a variety of factors, including Russia’s invasion of Ukraine and the lingering effects of the COVID-19 pandemic. The combination of higher interest rates, depressed global equity prices, elevated market volatility and a slowdown in global economies have led to concerns of a potential recession. The Company continues to closely monitor the economy and its effects on its business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to interest rate hikes have been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in this Form 10-K.

LIBOR Transition

LIBOR was a widely referenced benchmark rate intended to reflect the rate at which banks could borrow wholesale funds from other banks on an unsecured and short-term basis. In March 2021, the United Kingdom’s Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced that the one-week and two-month USD LIBOR settings and non-USD LIBOR settings would cease to be published after December 31, 2021. The publication of the overnight, one-, three-, six- and 12-month USD LIBOR settings has been extended through June 30, 2023.

In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act provides a uniform, nationwide solution for so-called tough legacy contracts that do not have clear and practicable provisions for replacing LIBOR after June 30, 2023. The LIBOR Act also establishes a litigation safe harbor for lenders that have the discretion to select a LIBOR replacement under certain situations, including the use of a Federal Reserve-selected replacement rate based on SOFR. On December 16, 2022, the Federal Reserve adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023.

The Company holds a significant volume of LIBOR-based products that are indexed to tenors that will cease to be published after June 30, 2023. The volume of these products continues to decrease as the Company works through the transition. A cross-functional team was created to manage this transition and communicate with both internal and external stakeholders. The Company developed and updated business and legal processes, contract language, and models, as well as invested in analytical tools and information and operational systems to facilitate the transition of legacy LIBOR products to ARRs.

The Company offers loans based on ARRs, such as SOFR and the Bloomberg Short-Term Bank Yield Index. The Company ceased offering new loans or loan renewals based on LIBOR on January 1, 2022. The Company continues to engage with customers to proactively modify the remaining LIBOR-based product contracts and transition to a benchmark replacement prior to June 30, 2023. The Company will leverage relevant contractual and statutory solutions, if necessary, including the LIBOR Act and other relevant legislation, to transition any residual LIBOR-based product exposures maturing after June 2023 to appropriate benchmark replacements. The Company’s LIBOR transition is anticipated to continue through June 30, 2023.

The Company will continue to monitor the risks and impacts of this transition. For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see Item 1A. Risk Factors — Risks Related to Financial Matters in this Form 10-K.

Our MD&A analyzes the financial condition and results of operations of the Company for 2022 and 2021. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. When reading the discussion in the MD&A, readers should also refer to the Consolidated Financial Statements and related notes in this Form 10-K. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2021 and a comparison between 2021 and 2020 results, see Item 7. MD&A of our 2021 Form 10-K, which was filed with the SEC on February 28, 2022.

Financial Review

($ and shares in thousands, except per share, and ratio data)	2022	2021
Summary of operations:
Net interest income before provision for (reversal of) credit losses	$2,045,881	$1,531,571
Noninterest income	298,666	285,895
Total revenue	2,344,547	1,817,466
Provision for (reversal of) credit losses	73,500	(35,000)
Noninterest expense	859,393	796,089
Income before income taxes	1,411,654	1,056,377
Income tax expense	283,571	183,396
Net income	$1,128,083	$872,981
Per common share:
Basic earnings	$7.98	$6.16
Diluted earnings	$7.92	$6.10
Dividends declared	$1.60	$1.32
Weighted-average number of shares outstanding:
Basic	141,326	141,826
Diluted	142,492	143,140
Performance metrics:
Return on average assets (“ROA”)	1.80%	1.47%
Return on average equity (“ROE”)	19.51%	15.70%
Tangible return on average tangible equity (1)	21.29%	17.24%
Common dividend payout ratio	20.32%	21.73%
Net interest margin	3.45%	2.72%
Efficiency ratio (2)	36.65%	43.80%
Adjusted efficiency ratio (1)	31.74%	36.91%
At year end:
Total assets	$64,112,150	$60,870,701
Total loans	$48,228,074	$41,694,416
Total deposits	$55,967,849	$53,350,532
Common shares outstanding at period-end	140,948	141,908
Book value per common share	$42.46	$41.13
Tangible equity per common share (1)	$39.10	$37.79

(1)For additional information regarding the reconciliation of these non-U.S. GAAP financial measures, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s 2022 net income was $1.13 billion, an increase of $255.1 million, or 29%, from 2021 net income of $873.0 million. The increase was primarily due to higher net interest income, partially offset by increases in the provision for credit losses and income tax expense. Noteworthy items about the Company’s performance for 2022 included:

•Net interest income growth and net interest margin expansion. Year-over-year net interest income before provision for (reversal of) credit losses grew by $514.3 million or 34% to $2.05 billion in 2022, from $1.53 billion in 2021. Full year 2022 net interest margin was 3.45%, up 73 bps year-over-year.

•Expanding profitability. The Company’s 2022 ROA, ROE and tangible return on average tangible equity of 1.80%, 19.51% and 21.29%, respectively, all expanded year-over-year by 33 bps, 381 bps and 405 bps, respectively. Tangible return on average tangible equity is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

•Improved efficiency. Efficiency ratio of 36.65% and adjusted efficiency ratio of 31.74% in 2022 both improved year-over-year. Adjusted efficiency ratio is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

•Asset growth. Total assets reached $64.11 billion, growing $3.24 billion or 5% year-over-year, primarily driven by loan growth.

•Loan growth. Total loans were $48.23 billion as of December 31, 2022, a year-over-year increase of $6.53 billion or 16% from $41.69 billion. This was primarily driven by well-balanced growth in the CRE, residential mortgage and commercial and industrial (“C&I”) loan segments.

•Deposit growth. Total deposits were $55.97 billion as of December 31, 2022, a year-over-year increase of $2.62 billion or 5% from $53.35 billion, primarily driven by growth in time deposits, partially offset by decreases in noninterest-bearing demand and money market deposits.

•Equity growth. Book value per common share was $42.46 as of December 31, 2022, a year-over-year increase of $1.33 or 3%. Tangible equity per common share of $39.10 as of December 31, 2022, increased by $1.31 or 3% year-over-year. Tangible equity per common share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

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

Net interest income before provision for (reversal of) credit losses in 2022 was $2.05 billion, an increase of $514.3 million or 34%, compared with $1.53 billion in 2021. Net interest margin was 3.45% in 2022, an increase of 73 bps from 2.72% in 2021. The year-over-year changes in net interest income and net interest margin primarily reflected higher interest-earning asset yields and strong loan growth, partially offset by a higher average cost of deposits. The changes in yields and rates reflected rising benchmark interest rates.

Average interest-earning assets were $59.31 billion in 2022, an increase of $3.05 billion or 5% from $56.26 billion in 2021. The increase in average interest-earning assets primarily reflected growth in loans and debt securities, partially offset by a decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets was 3.91% in 2022, an increase of 103 bps from 2.88% in 2021. The year-over-year increase in the yield on average interest-earning assets primarily resulted from rising benchmark interest rates.

The average loan yield was 4.52% in 2022, an increase of 93 bps from 3.59% in 2021. The year-over-year change in the average loan yield reflected the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 62% and 66% of loans held-for-investment were variable-rate or hybrid loans in their adjustable-rate period as of December 31, 2022 and 2021, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $54.30 billion in 2022, an increase of $2.82 billion or 5% from $51.48 billion in 2021. Average noninterest-bearing deposits were $22.78 billion, an increase of $1.51 billion or 7% from $21.27 billion in 2021. Average noninterest-bearing deposits made up 42% and 41% of average deposits for 2022 and 2021, respectively.

The average cost of deposits was 0.46% in 2022, an increase of 33 bps from 0.13% in 2021. The year-over-year increase reflected higher rates paid on money market and time deposits in response to the rising interest rate environment.

The average cost of funds calculation includes deposits, FHLB advances, repurchase agreements, long-term debt and short-term borrowings. In 2022, the average cost of funds was 0.50%, an increase of 33 bps from 0.17% in 2021. The year-over-year increase was mainly driven by the change in the average cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022			2021			2020
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate	Average Balance		Interest	Average Yield/ Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,127,234	$41,113	1.31%	$6,071,896	$15,531	0.26%	$4,236,430		$25,175	0.59%
Resale agreements (1)	1,398,080	29,767	2.13%	2,107,157	32,239	1.53%	1,101,434		21,389	1.94%
Available-for-sale (“AFS”) debt securities (2)(3)	6,629,945	152,514	2.30%	8,281,234	143,983	1.74%	4,023,668		82,553	2.05%
Held-to-maturity (“HTM”) debt securities (2)(4)	2,756,382	46,392	1.68%	—	—	—%	—		—	—%
Loans (5)(6)	45,319,458	2,048,301	4.52%	39,716,697	1,424,900	3.59%	36,799,017		1,464,382	3.98%
Restricted equity securities	77,963	3,144	4.03%	79,404	2,081	2.62%	79,160		1,543	1.95%
Total interest-earning assets	$59,309,062	$2,321,231	3.91%	$56,256,388	$1,618,734	2.88%	$46,239,709		$1,595,042	3.45%
Noninterest-earning assets:
Cash and due from banks	652,673			615,255			528,406
Allowance for loan losses	(559,746)			(592,211)			(577,560)
Other assets	3,436,293			2,971,659			2,747,238
Total assets	$62,838,282			$59,251,091			$48,937,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,696,200	$29,808	0.45%	$6,543,817	$13,023	0.20%	$5,357,934		$24,213	0.45%
Money market deposits	12,443,437	107,442	0.86%	12,428,025	15,041	0.12%	9,881,284		42,720	0.43%
Saving deposits	2,901,940	8,550	0.29%	2,746,933	7,496	0.27%	2,234,913		6,398	0.29%
Time deposits	9,473,744	106,038	1.12%	8,493,511	33,599	0.40%	9,465,608		111,411	1.18%
Federal funds purchased and other short-term borrowings	81,719	1,801	2.20%	1,584	42	2.65%	108,398		1,504	1.39%
FHLB advances	105,966	1,754	1.66%	404,789	6,881	1.70%	664,370		13,792	2.08%
Repurchase agreements (1)	467,413	14,362	3.07%	306,845	7,999	2.61%	350,849		11,766	3.35%
Long-term debt and finance lease liabilities	152,325	5,595	3.67%	151,955	3,082	2.03%	734,921	(7)	6,045	0.82%
Total interest-bearing liabilities	$32,322,744	$275,350	0.85%	$31,077,459	$87,163	0.28%	$28,798,277		$217,849	0.76%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	22,784,258			21,271,410			13,823,152
Accrued expenses and other liabilities	1,948,255			1,343,010			1,234,178
Stockholders’ equity	5,783,025			5,559,212			5,082,186
Total liabilities and stockholders’ equity	$62,838,282			$59,251,091			$48,937,793
Interest rate spread			3.06%			2.60%				2.69%
Net interest income and net interest margin		$2,045,881	3.45%		$1,531,571	2.72%			$1,377,193	2.98%

(1)Average balances of resale and repurchase agreements for the year ended December 31, 2020 have been reported net, pursuant to Accounting Standards Codification (“ASC”) 210-20-45-11, Balance Sheet Offsetting: Repurchase and Reverse Repurchase Agreements. The weighted-average yield/rate of gross resale and gross repurchase agreements for the year ended December 31, 2020 were 1.94% and 3.25%, respectively.
(2)Yields on tax-exempt debt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $71.8 million, $92.8 million and $33.9 million for 2022, 2021 and 2020, respectively.
(4)Includes the amortization of net premiums on HTM debt securities of $499 thousand in 2022.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $49.6 million, $61.7 million and $52.4 million for 2022, 2021 and 2020, respectively.
(7)Primarily includes average balances of the Paycheck Protection Program Liquidity Facility, which was repaid in full during the fourth quarter of 2020.

The following table summarizes the extent to which changes in (1) interest rates, and (2) volume of average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

($ in thousands)	Year Ended December 31,
	2022 vs. 2021			2021 vs. 2020
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$25,582	$(10,802)	$36,384	$(9,644)	$8,223	$(17,867)
Resale agreements	(2,472)	(12,812)	10,340	10,850	16,168	(5,318)
AFS debt securities	8,531	(32,250)	40,781	61,430	75,704	(14,274)
HTM debt securities	46,392	46,392	—	—	—	—
Loans	623,401	219,385	404,016	(39,482)	111,007	(150,489)
Restricted equity securities	1,063	(38)	1,101	538	5	533
Total interest and dividend income	$702,497	$209,875	$492,622	$23,692	$211,107	$(187,415)
Interest-bearing liabilities:
Checking deposits	$16,785	$310	$16,475	$(11,190)	$4,509	$(15,699)
Money market deposits	92,401	19	92,382	(27,679)	8,921	(36,600)
Saving deposits	1,054	437	617	1,098	1,409	(311)
Time deposits	72,439	4,299	68,140	(77,812)	(10,424)	(67,388)
Federal funds purchased and short-term borrowings	1,759	1,767	(8)	(1,462)	(2,184)	722
FHLB advances	(5,127)	(4,951)	(176)	(6,911)	(4,722)	(2,189)
Repurchase agreements	6,363	4,743	1,620	(3,767)	(1,357)	(2,410)
Long-term debt and finance lease liabilities	2,513	8	2,505	(2,963)	(7,263)	4,300
Total interest expense	$188,187	$6,632	$181,555	$(130,686)	$(11,111)	$(119,575)
Change in net interest income	$514,310	$203,243	$311,067	$154,378	$222,218	$(67,840)

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

($ in thousands)	Year Ended December 31,
	2022	2021	% Change from 2021	2020
Lending fees	$79,208	$77,704	2%	$74,842
Deposit account fees	88,435	71,261	24%	48,148
Interest rate contracts and other derivative income	29,057	22,913	27%	31,685
Foreign exchange income	48,158	48,977	(2)%	22,370
Wealth management fees	27,565	25,751	7%	17,494
Net gains on sales of loans	6,411	8,909	(28)%	4,501
Gains on sales of AFS debt securities	1,306	1,568	(17)%	12,299
Other investment income	7,037	16,852	(58)%	10,641
Other income	11,489	11,960	(4)%	13,567
Total noninterest income	$298,666	$285,895	4%	$235,547

Noninterest income comprised 13% and 16% of total revenue in 2022 and 2021, respectively. Noninterest income for 2022 was $298.7 million, an increase of $12.8 million or 4%, compared with $285.9 million in 2021. The increase was primarily due to growth in deposit account fees, and interest rate contracts and other derivative income, partially offset by a decrease in other investment income.

Deposit account fees were $88.4 million in 2022, an increase of $17.2 million or 24%, compared with $71.3 million in 2021. This growth was primarily driven by higher treasury management and deposit-related fees from commercial deposits.

Interest rate contracts and other derivative income was $29.1 million in 2022, an increase of $6.1 million or 27%, compared with $22.9 million in 2021. The year-over-year increase was primarily due to favorable credit valuation adjustments and higher transaction volume, which drove growth in interest rate contract premiums.

Other investment income was $7.0 million in 2022, a decrease of $9.8 million or 58%, compared with $16.9 million in 2021. The decrease primarily reflected unfavorable equity valuation adjustments in the Company’s CRA investments in 2022, compared with the prior year.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	% Change from 2021	2020
Compensation and employee benefits	$477,635	$433,728	10%	$404,071
Occupancy and equipment expense	62,501	62,996	(1)%	66,489
Deposit insurance premiums and regulatory assessments	19,449	17,563	11%	15,128
Deposit account expense	25,508	16,152	58%	13,530
Data processing	14,517	16,263	(11)%	16,603
Computer software expense	28,259	30,600	(8)%	29,033
Other operating expense	118,166	96,330	23%	92,646
Amortization of tax credit and other investments	113,358	122,457	(7)%	70,082
Repurchase agreements’ extinguishment cost	—	—	—%	8,740
Total noninterest expense	$859,393	$796,089	8%	$716,322

Noninterest expense was $859.4 million in 2022, an increase of $63.3 million or 8%, compared with $796.1 million in 2021. The increase was primarily due to higher compensation and employee benefits, other operating expense, and deposit account expense, partially offset by a decrease in the amortization of tax credit and other investments.

Compensation and employee benefits were $477.6 million in 2022, an increase of $43.9 million or 10%, compared with $433.7 million in 2021. The increase was primarily due to higher average compensation.

Other operating expense was $118.2 million in 2022, an increase of $21.8 million or 23%, compared with $96.3 million in 2021. This increase was primarily due to higher interest expense on cash collateral, foreclosure and travel-related expenses, and miscellaneous operating losses, partially offset by lower legal expenses.

Deposit account expense was $25.5 million in 2022, an increase of $9.4 million or 58%, compared with $16.2 million in 2021. The increase primarily reflected higher deposit referral fees and commercial customer account expenses.

Amortization of tax credit and other investments was $113.4 million in 2022, a decrease of $9.1 million or 7%, compared with $122.5 million in 2021. The year-over-year change largely reflected investments that close in a given period and the mix of tax credits being recognized, all of which have differing amortization periods.

Income Taxes

The following table presents the income before income taxes, income tax expense and effective tax rate for the periods indicated:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Income before income taxes	$1,411,654	$1,056,377	$685,765
Income tax expense	$283,571	$183,396	$117,968
Effective tax rate	20.1%	17.4%	17.2%

Income tax expense was $283.6 million in 2022, compared with $183.4 million in 2021, resulting in an effective tax rate of 20.1% and 17.4%, respectively. The increase in the income tax expense was primarily related to an increase in pre-tax net income and a decrease in tax credits. The differences between the 2022 and 2021 effective tax rates from the federal statutory rate of 21% were primarily due to tax credits associated with renewable energy, historic and new market tax credit related projects and state taxes as described in Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. These segments are defined by the type of customers served, and the related products and services provided. The segments reflect how financial information is currently evaluated by management. For a description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

The following table presents the results by operating segment for the periods indicated:

($ in thousands)	Year Ended December 31,
	Consumer and Business Banking			Commercial Banking			Other
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Total revenue (loss)	$1,280,989	$791,226	$594,944	$1,071,634	$929,970	$848,623	$(8,076)	$96,270	$169,173
Provision for (reversal of) credit losses	27,197	(4,998)	3,885	46,303	(30,002)	206,768	—	—	—
Noninterest expense	397,882	364,635	331,750	314,185	275,649	266,923	147,326	155,805	117,649
Segment income (loss) before income taxes	855,910	431,589	259,309	711,146	684,323	374,932	(155,402)	(59,535)	51,524
Segment net income	$608,120	$308,630	$185,782	$507,467	$489,233	$268,476	$12,496	$75,118	$113,539

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

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2021
	2022	2021	$	%	2020
Net interest income before provision for (reversal of) credit losses	$1,170,850	$697,101	$473,749	68%	$530,829
Noninterest income	110,139	94,125	16,014	17%	64,115
Total revenue	1,280,989	791,226	489,763	62%	594,944
Provision for (reversal of) credit losses	27,197	(4,998)	32,195	644%	3,885
Noninterest expense	397,882	364,635	33,247	9%	331,750
Segment income before income taxes	855,910	431,589	424,321	98%	259,309
Income tax expense	247,790	122,959	124,831	102%	73,527
Segment net income	$608,120	$308,630	$299,490	97%	$185,782
Average loans	$15,769,072	$13,922,693	$1,846,379	13%	$12,056,987
Average deposits	$33,278,330	$31,679,856	$1,598,474	5%	$27,201,737

Consumer and Business Banking segment net income increased $299.5 million or 97% year-over-year to $608.1 million in 2022, due to revenue growth, partially offset by higher income tax expense, noninterest expense and provision for credit losses. Net interest income before provision for credit losses increased $473.7 million or 68% year-over-year to $1.17 billion. The increase was primarily driven by higher deposit fund transfer pricing credits due to noninterest-bearing deposit growth, and higher loan interest income, mainly from growth in residential mortgage loans. Noninterest income increased $16.0 million or 17% to $110.1 million, primarily driven by higher deposit account fees and foreign exchange income. Provision for credit losses increased $32.2 million, or 644%, year-over-year to $27.2 million, primarily driven by changes to the macroeconomic outlook and mortgage loan growth. Noninterest expense increased $33.2 million, or 9%, to $397.9 million, primarily due to higher compensation and employee benefits and allocated corporate overhead expenses.

Commercial Banking

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2021
	2022	2021	$	%	2020
Net interest income before provision for (reversal of) credit losses	$892,386	$766,202	$126,184	16%	$706,286
Noninterest income	179,248	163,768	15,480	9%	142,337
Total revenue	1,071,634	929,970	141,664	15%	848,623
Provision for (reversal of) credit losses	46,303	(30,002)	76,305	254%	206,768
Noninterest expense	314,185	275,649	38,536	14%	266,923
Segment income before income taxes	711,146	684,323	26,823	4%	374,932
Income tax expense	203,679	195,090	8,589	4%	106,456
Segment net income	$507,467	$489,233	$18,234	4%	$268,476
Average loans	$29,550,386	$25,794,004	$3,756,382	15%	$24,742,030
Average deposits	$17,276,427	$17,122,743	$153,684	1%	$10,811,020

Commercial Banking segment net income increased $18.2 million, or 4%, year-over-year to $507.5 million in 2022. This increase reflected revenue growth, partially offset by higher provision for credit losses and noninterest expense. Net interest income before provision for credit losses increased $126.2 million, or 16%, to $892.4 million, driven by higher loan interest income from commercial loan growth. Noninterest income increased $15.5 million, or 9%, to $179.2 million, primarily driven by higher interest rate contracts and other derivative income, deposit account fees and foreign exchange income. Provision for credit losses increased $76.3 million, or 254%, year-over-year to $46.3 million, primarily driven by changes to the macroeconomic outlook and commercial loan growth. Noninterest expense increased $38.5 million, or 14%, to $314.2 million, primarily due to higher compensation and employee benefits, other operating expenses and allocated corporate overhead expenses.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

($ in thousands)	Year Ended December 31,
			Change from 2021
	2022	2021	$	%	2020
Net interest (loss) income	$(17,355)	$68,268	$(85,623)	(125)%	$140,078
Noninterest income	9,279	28,002	(18,723)	(67)%	29,095
Total (loss) revenue	(8,076)	96,270	(104,346)	(108)%	169,173
Noninterest expense	147,326	155,805	(8,479)	(5)%	117,649
Segment loss before income taxes	(155,402)	(59,535)	(95,867)	161%	51,524
Income tax benefit	(167,898)	(134,653)	(33,245)	25%	(62,015)
Segment net income	$12,496	$75,118	$(62,622)	(83)%	$113,539
Average deposits	$3,744,822	$2,681,097	$1,063,725	40%	$2,750,134

The Other segment reported segment loss before income taxes of $155.4 million and segment net income of $12.5 million, reflecting an income tax benefit of $167.9 million in 2022. The increase in segment loss before income taxes was primarily driven by lower revenue. The $85.6 million year-over-year decrease in net interest income was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by an increase in interest income from investments due to a higher debt securities yield in 2022.

The income tax expense or benefit in the Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments, and reflects the impact of tax credit investment activity. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the segment income before income taxes. Tax credit investment amortization is allocated to the Other segment.

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

While the Company does not intend to sell its debt securities, it may sell AFS securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of December 31, 2022 and 2021, and by credit rating as of December 31, 2022:

	December 31,						Ratings (1)
	2022			2021			As of December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total	AAA/AA	A	BBB	BB and Lower	No Rating(2)
AFS debt securities:
U.S. Treasury securities	$676,306	$606,203	10%	$1,049,238	$1,032,681	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	461,607	8%	1,333,984	1,301,971	13%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,588,446	2,262,464	37%	4,210,832	4,157,263	42%	100%	—%	—%	—%	—%
Municipal securities	303,884	257,099	4%	519,381	523,158	5%	93%	4%	—%	—%	3%
Non-agency mortgage-backed securities	1,209,714	1,047,553	17%	1,388,857	1,378,374	14%	81%	—%	—%	—%	19%
Corporate debt securities	673,502	526,274	9%	657,516	649,665	6%	—%	31%	67%	2%	—%
Foreign government bonds	241,165	227,053	4%	260,447	257,733	3%	46%	54%	—%	—%	—%
Asset-backed securities	51,152	49,076	1%	74,674	74,558	1%	100%	—%	—%	—%	—%
CLOs	617,250	597,664	10%	592,250	589,950	6%	96%	4%	—%	—%	—%
Total AFS debt securities	$6,879,225	$6,034,993	100%	$10,087,179	$9,965,353	100%	86%	5%	6%	0%	3%
HTM debt securities:
U.S. Treasury securities	$524,081	$471,469	19%	$—	$—	—%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	789,412	32%	—	—	—%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,289,106	1,042,310	43%	—	—	—%	100%	—%	—%	—%	—%
Municipal securities	189,709	151,980	6%	—	—	—%	100%	—%	—%	—%	—%
Total HTM debt securities	$3,001,868	$2,455,171	100%	$—	$—	—%	100%	—%	—%	—%	—%
Total debt securities	$9,881,093	$8,490,164		$10,087,179	$9,965,353

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

As of both December 31, 2022 and 2021, 98% of the carrying value of the Company’s debt securities portfolio was rated investment grade by NRSROs.

The Company’s AFS and HTM debt securities portfolio had an effective duration, defined as the sensitivity of the value of the portfolio to interest rate changes, of 5.2 as of December 31, 2022. This increased from 5.0 as of December 31, 2021, primarily due to the upshifting of the yield curve while the portfolio has seasoned.

Available-for-Sale Debt Securities

The fair value of AFS debt securities totaled $6.03 billion as of December 31, 2022, a decrease of $3.93 billion or 39% from $9.97 billion as of December 31, 2021. The decrease was primarily due to the Company’s transfer of $3.01 billion of AFS securities to HTM securities during the first quarter of 2022, and a decline in the portfolio valuation within the rising interest rate environment. For further discussion regarding the transfer, refer to the Held-to-Maturity Debt Securities section below. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $844.2 million as of December 31, 2022, compared with $121.8 million as of December 31, 2021.

As of December 31, 2022, 97% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs, compared with 98% as of December 31, 2021. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2022 and 2021. There was no allowance for credit losses provided against the AFS debt securities as of both December 31, 2022 and 2021. Additionally, there were no credit losses recognized in earnings for both 2022 and 2021.

Held-to-Maturity Debt Securities

During the first quarter of 2022, the Company transferred $3.01 billion in aggregate fair value of U.S. Treasury, government agency and government-sponsored enterprise debt and mortgage-backed securities, and municipal securities from AFS to HTM. In comparison, there were no HTM debt securities as of December 31, 2021. The Company’s HTM debt securities are carried at amortized cost. The unrealized gains or losses at the date of transfer of these securities continue to be reported in Accumulated other comprehensive income (loss) (“AOCI”), net of tax on the Consolidated Balance Sheet and are amortized over the remaining life of the securities.

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of December 31, 2022. For additional discussion on the allowance for credit losses, see Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Total loans held-for-investment were $48.20 billion as of December 31, 2022, an increase of $6.51 billion, or 16%, from $41.69 billion as of December 31, 2021. This increase was primarily driven by well-balanced growth across all our major loan categories including increases of $2.89 billion or 18% in total CRE loans, $2.11 billion, or 19%, in total residential mortgage loans, and $1.56 billion, or 11%, in C&I loans. The composition of the loan portfolio as of December 31, 2022 was similar to the composition as of December 31, 2021.

The following table presents the composition of the Company’s total loan portfolio by loan type as of December 31, 2022 and 2021:

	December 31,
	2022		2021
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I (1)	$15,711,095	33%	$14,150,608	34%
CRE:
CRE	13,857,870	29%	12,155,047	29%
Multifamily residential	4,573,068	9%	3,675,605	9%
Construction and land	638,420	1%	346,486	1%
Total CRE	19,069,358	39%	16,177,138	39%
Total commercial	34,780,453	72%	30,327,746	73%
Consumer:
Residential mortgage:
Single-family residential	11,223,027	23%	9,093,702	22%
HELOCs	2,122,655	5%	2,144,821	5%
Total residential mortgage	13,345,682	28%	11,238,523	27%
Other consumer	76,295	0%	127,512	0%
Total consumer	13,421,977	28%	11,366,035	27%
Total loans held-for-investment (2)	48,202,430	100%	41,693,781	100%
Allowance for loan losses	(595,645)		(541,579)
Loans held-for-sale (3)	25,644		635
Total loans, net	$47,632,429		$41,152,837

(1)Includes $99.0 million and $534.2 million of Paycheck Protection Program (“PPP”) loans as of December 31, 2022 and 2021, respectively.
(2)Includes $(70.4) million and $(50.7) million of net deferred loan fees and net unamortized premiums as of December 31, 2022, and 2021, respectively.
(3)Consists of C&I loans as of December 31, 2022 and single-family residential loans as of December 31, 2021.

Commercial

The commercial loan portfolio comprised 72% and 73% of total loans as of December 31, 2022 and 2021, respectively. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $22.78 billion as of December 31, 2022, an increase of $2.49 billion or 12% from $20.29 billion as of December 31, 2021, with a utilization rate of 69% as of both dates. Total C&I loans were $15.71 billion as of December 31, 2022, an increase of $1.56 billion or 11% from $14.15 billion as of December 31, 2021. Total C&I loans made up 33% and 34% of total loans held-for-investment as of December 31, 2022 and 2021, respectively. The C&I loan portfolio includes loans and financing for businesses in a wide spectrum of industries, comprised of commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. The C&I loan portfolio also includes PPP loans. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $855.9 million and $939.4 million as of December 31, 2022 and 2021, respectively. The majority of the C&I loans had variable interest rates as of both December 31, 2022, and 2021.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following charts illustrate the industry mix within the Company’s C&I loan portfolio as of December 31, 2022, and 2021:

Diversified C&I Loan Portfolio
C&I Industries as of December 31, 2022 (1)

Consumer Nondurable Goods: 3%
All other C&I: 35%
Oil & Gas: 3%
Hospitality & Leisure: 4%
Tech & Telecom: 4%
Agriculture & Food-related Industries: 5%
Private Equity & Fund Finance: 14%
Infrastructure & Clean Energy: 5%
General Manufacturing & Wholesale: 7%
Media & Entertainment: 12%
Real Estate Investment & Management: 8%

Diversified C&I Loan Portfolio
C&I Industries as of December 31, 2021 (2)

Tech & Telecom: 3%
All other C&I: 35%
Consumer Nondurable Goods: 3%
Agriculture & Food-related Industries: 4%
Oil & Gas: 4%
Hospitality & Leisure: 5%
Private Equity & Fund Finance: 12%
Infrastructure & Clean Energy: 6%
Real Estate Investment & Management: 8%
Media & Entertainment: 12%
General Manufacturing & Wholesale: 8%

(1) Includes loans held-for-sale.
(2) Revised segmentation to conform with the current presentation.

Commercial — Commercial Real Estate Loans. Total CRE loans totaled $19.07 billion as of December 31, 2022, which grew by $2.89 billion or 18% from $16.18 billion as of December 31, 2021, and accounted for 39% of total loans held-for-investment as of both dates. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. Year-over-year growth in 2022 was primarily driven by multifamily and industrial CRE loans.

The Company’s total CRE loan portfolio is diversified by property type with an average CRE loan size of $2.8 million and $2.5 million as of December 31, 2022 and 2021, respectively. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
($ in thousands)	Amount	%	Amount	%
Property type:
Retail (1)	$4,075,769	22%	$3,685,900	23%
Multifamily	4,573,067	24%	3,675,605	23%
Office (1)	2,522,554	13%	2,416,274	15%
Industrial (1)	3,617,086	19%	2,817,781	17%
Hospitality (1)	2,085,910	11%	1,993,995	12%
Healthcare (1) (2)	796,577	4%	644,052	4%
Construction and land	638,420	3%	346,486	2%
Other (1)	759,975	4%	597,045	4%
Total CRE loans	$19,069,358	100%	$16,177,138	100%

(1)Included in CRE loans, which are a subset of Total CRE loans.
(2)In the fourth quarter of 2022, the Company updated its presentation in the table to include a healthcare property type. The prior-period was revised to conform with the current presentation.

The weighted-average loan-to-value (“LTV”) ratio of the total CRE loan portfolio was 51% as of both December 31, 2022 and 2021. All our CRE loan property types had a low weighted-average LTV ratio. Approximately 90% and 89% of total CRE loans had an LTV ratio of 65% or lower as of December 31, 2022 and 2021, respectively. The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses for CRE and multifamily residential loans.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of December 31, 2022 and 2021. The distribution of the total CRE loan portfolio reflects the Company’s geographical footprint, which is primarily concentrated in California:

	December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$7,233,902		$2,215,632		$222,425		$9,671,959
Northern California	2,798,840		890,002		235,732		3,924,574
California	10,032,742	72%	3,105,634	68%	458,157	72%	13,596,533	71%
Texas	1,150,401	8%	410,872	9%	2,153	0%	1,563,426	8%
New York	682,096	5%	221,253	5%	99,595	16%	1,002,944	5%
Washington	449,423	3%	173,611	4%	15,557	2%	638,591	3%
Arizona	291,114	2%	95,460	2%	297	0%	386,871	2%
Nevada	159,092	1%	108,060	2%	30,673	5%	297,825	2%
Other markets	1,093,002	9%	458,178	10%	31,988	5%	1,583,168	9%
Total loans	$13,857,870	100%	$4,573,068	100%	$638,420	100%	$19,069,358	100%

	December 31, 2021
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$6,406,609		$2,030,938		$138,953		$8,576,500
Northern California	2,622,398		748,631		109,483		3,480,512
California	9,029,007	75%	2,779,569	77%	248,436	70%	12,057,012	75%
Texas	1,005,455	8%	308,652	8%	1,896	1%	1,316,003	8%
New York	630,442	5%	157,099	4%	78,368	23%	865,909	5%
Washington	408,913	3%	116,047	3%	9,865	3%	534,825	3%
Arizona	122,822	1%	51,730	1%	—	—%	174,552	1%
Nevada	128,395	1%	115,163	3%	5,775	2%	249,333	2%
Other markets	830,013	7%	147,345	4%	2,146	1%	979,504	6%
Total loans	$12,155,047	100%	$3,675,605	100%	$346,486	100%	$16,177,138	100%

Because 71% and 75% of total CRE loans were concentrated in California as of December 31, 2022 and 2021, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties in this Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $13.86 billion as of December 31, 2022, compared with $12.16 billion as of December 31, 2021, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2022, 65% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate. In comparison, as of December 31, 2021, 75% of our CRE portfolio was variable rate, of which 52% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both December 31, 2022 and 2021. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.57 billion as of December 31, 2022, compared with $3.68 billion as of December 31, 2021, and accounted for 9% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of December 31, 2022, 57% of our multifamily residential portfolio was variable rate, of which 34% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate. In comparison, as of December 31, 2021, 66% of our multifamily residential portfolio was variable rate, of which 39% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $638.4 million as of December 31, 2022, compared with $346.5 million as of December 31, 2021, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $536.8 million in loans outstanding, plus $611.4 million in unfunded commitments, as of December 31, 2022, compared with $297.9 million in loans outstanding, plus $361.2 million in unfunded commitments as of December 31, 2021. Land loans totaled $101.7 million as of December 31, 2022, compared with $48.6 million as of December 31, 2021.

Consumer

The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,142,623		$959,632		$5,102,255
Northern California	1,294,721		492,921		1,787,642
California	5,437,344	48%	1,452,553	68%	6,889,897	52%
New York	3,964,779	35%	286,285	14%	4,251,064	32%
Washington	632,892	6%	236,434	11%	869,326	7%
Massachusetts	299,051	3%	85,590	4%	384,641	3%
Georgia	303,615	3%	21,493	1%	325,108	2%
Texas	316,771	3%	—	—%	316,771	2%
Nevada	253,702	2%	40,300	2%	294,002	2%
Other markets	14,873	0%	—	—%	14,873	0%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%
Lien priority:
First mortgage	$11,223,027	100%	$1,770,741	83%	$12,993,768	97%
Junior lien mortgage	—	—%	351,914	17%	351,914	3%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%

	December 31, 2021
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$3,520,010		$971,731		$4,491,741
Northern California	1,024,564		506,310		1,530,874
California	4,544,574	49%	1,478,041	68%	6,022,615	54%
New York	3,102,129	34%	292,540	14%	3,394,669	30%
Washington	526,721	6%	230,294	11%	757,015	7%
Massachusetts	258,372	3%	75,815	4%	334,187	3%
Georgia	279,328	3%	25,208	1%	304,536	3%
Texas	230,402	3%	—	—%	230,402	2%
Nevada	145,336	2%	42,923	2%	188,259	2%
Other markets	6,840	—%	—	—%	6,840	(1%)
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%
Lien priority:
First mortgage	$9,093,702	100%	$1,872,440	87%	$10,966,142	98%
Junior lien mortgage	—	—%	272,381	13%	272,381	2%
Total	$9,093,702	100%	$2,144,821	100%	$11,238,523	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $11.22 billion or 23% of total loans held-for-investment as of December 31, 2022, compared with $9.09 billion or 22% of total loans held-for-investment as of December 31, 2021. Year-over-year, single-family residential loans increased $2.13 billion or 23%, primarily driven by growth in mortgages on residential properties in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both December 31, 2022 and 2021. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 53% and 52% as of December 31, 2022 and 2021, respectively. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $3.38 billion as of December 31, 2022, which grew by $883.8 million or 35% from $2.49 billion as of December 31, 2021. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $2.12 billion as of December 31, 2022, compared with $2.14 billion as of December 31, 2021, and accounted for 5% of total loans held-for-investment as of both dates. Year-over-year, HELOCs outstanding decreased $22.2 million, or 1%. The Company was in a first lien position for 83% and 87% of total outstanding HELOCs as of December 31, 2022 and 2021, respectively. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 49% on HELOC commitments as of both December 31, 2022 and 2021. These loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both December 31, 2022 and 2021.

All originated commercial and consumer loans are subject to the Company’s conservative underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts a variety of quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that the Company is in compliance with these requirements.

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2022:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial:
C&I	$5,889,346	$8,825,958	$828,352	$167,439	$15,711,095
CRE:
CRE	1,022,939	6,128,850	6,557,379	148,702	13,857,870
Multifamily residential	82,080	1,157,918	1,509,452	1,823,618	4,573,068
Construction and land	336,858	256,747	34,258	10,557	638,420
Total CRE	1,441,877	7,543,515	8,101,089	1,982,877	19,069,358
Total commercial	7,331,223	16,369,473	8,929,441	2,150,316	34,780,453
Consumer:
Residential mortgage:
Single-family residential	2,675	10,325	1,457,034	9,752,993	11,223,027
HELOCs	1	1,228	126,014	1,995,412	2,122,655
Total residential mortgage	2,676	11,553	1,583,048	11,748,405	13,345,682
Other consumer	44,506	23,569	8,220	—	76,295
Total consumer	47,182	35,122	1,591,268	11,748,405	13,421,977
Total loans held-for-investment	$7,378,405	$16,404,595	$10,520,709	$13,898,721	$48,202,430

Distribution of loans to changes in interest rates:
Variable-rate loans	$5,708,559	$13,841,207	$5,314,139	$4,806,258	$29,670,163
Fixed-rate loans	1,665,224	2,325,090	2,745,467	3,312,974	10,048,755
Hybrid adjustable-rate loans	4,622	238,298	2,461,103	5,779,489	8,483,512
Total loans held-for-investment	$7,378,405	$16,404,595	$10,520,709	$13,898,721	$48,202,430

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2022 and 2021:

	December 31,
	2022		2021
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$911,784	1%	$831,283	1%
Interest-bearing deposits with banks	$28,772	0%	$—	—%
AFS debt securities (1)	$281,804	0%	$242,926	0%
Loans held-for-investment (2)	$968,450	2%	$849,573	1%
Total assets	$2,212,606	3%	$1,933,164	3%
Subsidiary bank in China:
Cash and cash equivalents	$556,656	1%	$543,134	1%
Interest-bearing deposits with banks	$—	—%	$51,243	0%
AFS debt securities (3)	$122,053	0%	$141,404	0%
Loans held-for-investment (2)	$1,170,437	2%	$984,591	2%
Total assets	$1,836,811	3%	$1,709,640	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both December 31, 2022 and 2021.
(2)Primarily comprised of C&I loans as of both December 31, 2022 and 2021.
(3)Comprised of foreign government bonds as of both December 31, 2022 and 2021.

The following table presents the total revenue generated by the Company’s overseas offices in 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$47,644	2%	$25,221	1%	$22,947	1%
Subsidiary Bank in China:
Total revenue	$38,022	2%	$27,252	1%	$20,178	1%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500.0 million of the Company’s common stock. During the second quarter of 2022, the Company repurchased $100.0 million of common stock or 1,385,517 shares, at an average price of $72.17 per share. The Company did not repurchase any shares during 2021. The total remaining available capital authorized for repurchase as of December 31, 2022 was $254.0 million.

The Company’s stockholders’ equity was $5.98 billion as of December 31, 2022, an increase of $147.4 million or 3% from $5.84 billion as of December 31, 2021. The increase in the Company’s stockholders’ equity was primarily due to 2022 net income of $1.13 billion, partially offset by a negative change in AOCI of $675.2 million, cash dividends declared of $229.2 million, and common stock repurchases of $100.0 million. The negative change in AOCI was primarily due to increased unrealized losses in AFS debt securities. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

Book value was $42.46 per common share as of December 31, 2022, an increase of 3% from $41.13 per common share as of December 31, 2021, primarily due to the factors described above. Tangible equity per common share was $39.10 as of December 31, 2022, compared with $37.79 as of December 31, 2021. For additional details, see the reconciliation of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

The Company paid a cash dividend of $1.60 per common share in 2022, compared with $1.32 per common share in 2021, an increase of 21%. In January 2023, the Company’s Board of Directors declared a first quarter 2023 cash dividend of $0.48 per common share, which represents a 20% increase or eight cents per common share, from the previous quarterly cash dividend of $0.40 per common share. The dividend was paid on February 21, 2023, to stockholders of record as of February 6, 2023.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding may be provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$21,051,090	38%	$22,845,464	43%	$(1,794,374)	(8)%
Interest-bearing checking	6,672,165	12%	6,524,721	12%	147,444	2%
Money market	12,265,024	22%	13,130,300	25%	(865,276)	(7)%
Savings	2,649,037	4%	2,888,065	5%	(239,028)	(8)%
Time deposits	13,330,533	24%	7,961,982	15%	5,368,551	67%
Total deposits	$55,967,849	100%	$53,350,532	100%	$2,617,317	5%
Other Funds:
FHLB advances	$—	—%	$249,331	36%	$(249,331)	(100)%
Repurchase agreements	300,000	67%	300,000	43%	—	—%
Long-term debt	147,950	33%	147,658	21%	292	0%
Total other funds	$447,950	100%	$696,989	100%	$(249,039)	(36)%
Total sources of funds	$56,415,799		$54,047,521		$2,368,278	4%

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits. Total deposits reached $55.97 billion as of December 31, 2022, an increase of $2.62 billion or 5% from $53.35 billion as of December 31, 2021. Deposit growth was driven by time deposits, which increased $5.37 billion or 67% year-over-year, partially offset by decreases in noninterest-bearing demand and money market deposits. The balance shift to time deposits was largely driven by continued increases in benchmark interest rates and a successful branch-based CD campaign. Noninterest-bearing demand deposits comprised 38% and 43% of total deposits as of December 31, 2022 and 2021, respectively. The year-over-year decrease in noninterest-bearing demand deposits reflects customer utilization of excess balances and a shift to interest-earning options, in response to higher interest rates. Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K.

As of December 31, 2022, customer deposits of $52.92 billion, $1.47 billion, and $1.58 billion were held in the Company’s domestic offices, the subsidiary bank in China and the branch in Hong Kong, respectively. Depositors domiciled in non-U.S. countries and territories made up $11.79 billion or 22% of the deposits held in domestic offices as of December 31, 2022. Additionally, $6.26 billion or 30% of total noninterest-bearing demand deposits as of December 31, 2022, were from depositors domiciled in non-U.S. countries and territories.

Customer deposit accounts in the domestic offices are insured by the FDIC for up to $250,000. The deposits in the Company’s subsidiary bank in China and the branch in Hong Kong are insured by each jurisdiction’s deposit insurance authority for up to 500,000 RMB and 500,000 HKD, respectively. The amounts disclosed below are derived using the same methodologies and assumptions used for regulatory reporting requirements. The following table presents total uninsured deposits by location as of December 31, 2022 and 2021:

($ in thousands)	Domestic	China	Hong Kong	Total
Uninsured deposits as of 12/31/2022	$34,406,992	$1,424,147	$1,498,562	$37,329,701
Uninsured deposits as of 12/31/2021	$33,768,332	$1,334,116	$1,365,753	$36,468,201

Uninsured time deposits totaled $8.80 billion as of December 31, 2022. The following table presents the maturity distribution for uninsured customer time deposits by location as of December 31, 2022:

($ in thousands)	Domestic	China	Hong Kong	Total
Three months or less	$2,958,797	$189,164	$592,837	$3,740,798
Over three months through six months	2,770,889	176,099	82,252	3,029,240
Over six months through 12 months	1,640,035	217,507	14,698	1,872,240
Over 12 months	10,210	148,583	—	158,793
Total	$7,379,931	$731,353	$689,787	$8,801,071

Other Sources of Funding

As of December 31, 2022, all previously outstanding FHLB advances had matured, compared with $249.3 million of FHLB advances outstanding as of December 31, 2021.

Gross repurchase agreements were $300.0 million as of both December 31, 2022 and 2021. As of December 31, 2022, the interest rates ranged from 6.63% to 6.95%. Repurchase agreements of $200.0 million have an original maturity of 10.0 years, whereas repurchase agreements of $100.0 million have an original maturity of 8.5 years. All repurchase agreements will mature in 2023.

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

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $148.0 million and $147.7 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, the remaining maturities ranged between 11.9 years and 14.7 years. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. For additional details, see Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-K.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital-Related Development in this Form 10-K for additional details.

The Company adopted Accounting Standards Update (“ASU”) 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the CECL effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of December 31, 2022 reflect a delay of 75% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2022 and 2021 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2022		December 31, 2021
	Company	East West Bank	Company	East West Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well- Capitalized Requirements
Risk-based capital ratios:
CET 1 capital	12.7%	12.5%	12.8%	12.3%	4.5%	7.0%	6.5%
Tier 1 capital (1)	12.7%	12.5%	12.8%	12.3%	6.0%	8.5%	8.0%
Total capital	14.0%	13.5%	14.1%	13.2%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	9.8%	9.7%	9.0%	8.6%	4.0%	4.0%	5.0%

(1)The Tier 1 leverage well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6%.

The Company is committed to maintaining strong capital levels to assure the Company’s investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2022 and 2021, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $50.04 billion as of December 31, 2022, an increase of $6.45 billion or 15% from $43.59 billion as of December 31, 2021. The increase in risk-weighted assets was primarily due to loan growth.

Risk Management

Overview

In the normal course of conducting its business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s business. The Company operates under a Board-approved ERM framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, capital, market, operational, compliance, legal, strategic and reputational.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review (“IAR”). Internal Audit and IAR provide assurance and evaluate the effectiveness of risk management, control and governance processes as established by the Company. Reporting directly to the Board’s Audit Committee, Internal Audit maintains organizational independence and objectivity. Further discussion and analysis of the primary risk areas are detailed in the following subsections of Risk Management.

Credit Risk Management

Credit risk is the risk that a borrower or a counterparty will fail to perform according to the terms and conditions of a loan or investment and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans, debt securities and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

The Risk Oversight Committee has primary oversight responsibility for identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. Reporting directly to the Board’s Risk Oversight Committee, the IAR function provides additional support to the Company’s strong credit risk management culture by providing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting process.

The Company assesses the overall credit quality performance of the loans held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Nonperforming Assets, Troubled Debt Restructurings (“TDRs”) and Allowance for Credit Losses.

Credit Quality

The Company utilizes a credit risk rating system to assist in monitoring credit quality. Loans are evaluated using the Company’s internal credit risk rating of 1 through 10. For more information on the Company’s credit quality indicators and internal credit risk ratings, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents the Company’s criticized loans as of December 31, 2022 and 2021:

	December 31,		Change
($ in thousands)	2022	2021	$	%
Criticized loans:
Special mention loans	$468,471	$384,694	$83,777	22%
Classified loans	427,509	448,362	(20,853)	(5)%
Total criticized loans	$895,980	$833,056	$62,924	8%

Special mention loans to loans held-for-investment	0.97%	0.92%
Classified loans to loans held-for-investment	0.89%	1.08%
Criticized loans to loans held-for-investment	1.86%	2.00%

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”), and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $99.8 million or 0.16% of total assets as of December 31, 2022, a decrease of $3.7 million or 4%, compared with $103.5 million or 0.17% of total assets as of December 31, 2021.

The following table presents nonperforming assets information as of December 31, 2022 and 2021:

	December 31,		Change
($ in thousands)	2022	2021	$	%
Commercial:
C&I	$50,428	$59,023	$(8,595)	(15)%
CRE:
CRE	23,244	9,498	13,746	145%
Multifamily residential	169	444	(275)	(62)%
Total CRE	23,413	9,942	13,471	135%
Consumer:
Residential mortgage:
Single-family residential	14,240	15,720	(1,480)	(9)%
HELOCs	11,346	8,444	2,902	34%
Total residential mortgage	25,586	24,164	1,422	6%
Other consumer	99	52	47	90%
Total nonaccrual loans	99,526	93,181	6,345	7%
OREO, net	270	363	(93)	(26)%
Other nonperforming assets	—	9,938	(9,938)	(100)%
Total nonperforming assets	$99,796	$103,482	$(3,686)	(4)%
Nonperforming assets to total assets	0.16%	0.17%
Nonaccrual loans to loans held-for-investment	0.21%	0.22%
Allowance for loan losses to nonaccrual loans	598.48%	581.21%
TDRs included in nonperforming loans	$43,805	$30,383

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

Nonaccrual loans were $99.5 million as of December 31, 2022, an increase of $6.3 million or 7% from $93.2 million as of December 31, 2021. This increase was predominantly due to an increase in CRE nonaccrual loans, partially offset by charge-offs and paydowns of commercial loans. As of December 31, 2022, $68.3 million or 69% of nonaccrual loans were less than 90 days delinquent. In comparison, $54.2 million or 58% of nonaccrual loans were less than 90 days delinquent as of December 31, 2021.

The following table presents the accruing loans past due by portfolio segment as of December 31, 2022 and 2021:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
	December 31,				December 31,
($ in thousands)	2022	2021	$	%	2022	2021
Commercial:
C&I	$9,355	$11,069	$(1,714)	(15)%	0.06%	0.08%
CRE:
CRE	14,185	3,722	10,463	281%	0.10%	0.03%
Multifamily residential	1,000	5,342	(4,342)	(81)%	0.02%	0.15%
Total CRE	15,185	9,064	6,121	68%	0.08%	0.06%
Total commercial	24,540	20,133	4,407	22%	0.07%	0.07%
Consumer:
Residential mortgage:
Single-family residential	25,653	18,760	6,893	37%	0.23%	0.21%
HELOCs	8,786	5,854	2,932	50%	0.41%	0.27%
Total residential mortgage	34,439	24,614	9,825	40%	0.26%	0.22%
Other consumer	3,192	108	3,084	NM	4.18%	0.08%
Total consumer	37,631	24,722	12,909	52%	0.28%	0.22%
Total	$62,171	$44,855	$17,316	39%	0.13%	0.11%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both December 31, 2022 and 2021.

Troubled Debt Restructurings

TDRs are loans for which contractual terms have been modified by the Company for economic or legal reasons related to a borrower’s financial difficulties, and for which a concession to the borrower was granted that the Company would not otherwise consider. The Company’s loan modifications are handled on a case-by-case basis and are negotiated to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. A modification typically may include rate reduction, principal forgiveness, extension of loan terms, and delay of payment, and is intended to minimize economic loss and to avoid foreclosure or repossession of collateral. At the time of restructuring, if a portion of the loan is deemed to be uncollectible, a charge-off may be recorded. Alternatively, if a charge-off has already been recorded in a previous period then no charge-off is required at the time of modification.

The following table presents the performing and nonperforming TDRs by loan portfolio segments as of December 31, 2022 and 2021. The allowance for loan losses for total TDRs was $17.7 million as of December 31, 2022, and $4.8 million as of December 31, 2021.

	December 31,
	2022			2021
($ in thousands)	Performing TDRs	Nonperforming TDRs	Total	Performing TDRs	Nonperforming TDRs	Total
Commercial:
C&I	$43,453	$42,683	$86,136	$77,256	$28,239	$105,495
CRE:
CRE	22,596	—	22,596	23,379	—	23,379
Multifamily residential	2,834	169	3,003	4,042	197	4,239
Total CRE	25,430	169	25,599	27,421	197	27,618
Consumer:
Residential mortgage:
Single-family residential	4,805	—	4,805	6,585	1,102	7,687
HELOCs	2,222	953	3,175	2,553	845	3,398
Total residential mortgage	7,027	953	7,980	9,138	1,947	11,085
Total TDRs	$75,910	$43,805	$119,715	$113,815	$30,383	$144,198

Performing TDRs were $75.9 million as of December 31, 2022, a decrease of $37.9 million or 33% from $113.8 million as of December 31, 2021. This decrease reflected payoffs and paydowns of performing C&I, single-family residential and multifamily residential TDR loans, partially offset by one newly designated performing C&I TDR loan. Over 93% and 94% of the performing TDR loans were current as of December 31, 2022 and 2021, respectively.

Nonperforming TDRs were $43.8 million as of December 31, 2022, an increase of $13.4 million or 44% from $30.4 million as of December 31, 2021. This increase primarily reflected newly designated nonperforming C&I TDR loans, partially offset by payoffs and paydowns of nonperforming C&I TDR loans.

Existing TDRs that were subsequently modified in response to the COVID-19 pandemic continue to be classified as TDRs. Customers who require further assistance upon exiting from the COVID-19 deferral programs may receive further modifications which may be classified as TDRs. As of December 31, 2022, there were no TDRs that were modified in response to the COVID-19 pandemic, and the amount of TDRs that were modified in response to the COVID-19 pandemic were insignificant as of December 31, 2021.

Loan Modifications Due to COVID-19 Pandemic

The Company granted a range of commercial and consumer loan accommodations to borrowers experiencing financial hardship due to the COVID-19 pandemic. COVID-19 related loan modifications, which occurred between March 1, 2020 through January 1, 2022, that met the loan modification criteria under the Coronavirus Aid, Relief, and Economic Security Act or under the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), were generally not categorized as TDRs during the relief period which expired on January 1, 2022. As of December 31, 2022, the Company had no loans under payment deferral and forbearance programs, compared with $363.1 million of loans under payment deferral and forbearance programs as of December 31, 2021. Loans that exited the modification program were substantially all current as of both December 31, 2022 and 2021.

Allowance for Credit Losses

The allowance for credit losses represents management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The allowance for credit losses estimate uses various models and estimation techniques based on historical loss experience, current borrower characteristics, current conditions, reasonable and supportable forecasts, and other relevant factors.

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

For loans and securities, allowance for credit losses are contra-asset valuation accounts that are deducted from the amortized cost basis of these assets to present the net amount expected to be collected. For unfunded credit commitments, the allowance for credit losses is a liability account that is reported as a component of Accrued expenses and other liabilities in our Consolidated Balance Sheet.

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of December 31, 2022 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates, Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments as of the periods indicated:

	December 31,
	2022		2021
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$371,700	33%	$338,252	34%
CRE:
CRE	149,864	29%	150,940	29%
Multifamily residential	23,373	10%	14,400	9%
Construction and land	9,109	1%	15,468	1%
Total CRE	182,346	40%	180,808	39%
Total commercial	554,046	73%	519,060	73%
Consumer:
Residential mortgage:
Single-family residential	35,564	23%	17,160	22%
HELOCs	4,475	4%	3,435	5%
Total residential mortgage	40,039	27%	20,595	27%
Other consumer	1,560	0%	1,924	0%
Total consumer	41,599	27%	22,519	27%
Total allowance for loan losses	$595,645	100%	$541,579	100%
Allowance for unfunded credit commitments	$26,264		$27,514
Total allowance for credit losses	$621,909		$569,093
Loans held-for-investment	$48,202,430		$41,693,781
Allowance for loan losses to loans held-for-investment	1.24%		1.30%

The following table presents net charge-offs and the net charge-offs to average loans ratios based on the loan categories as of the periods indicated:

	December 31
	2022			2021
($ in thousands)	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment
Commercial:
C&I	$1,914	$15,013,560	0.01%	$20,584	$13,656,720	0.15%
CRE:
CRE	9,288	13,145,204	0.07%	27,133	11,663,144	0.23%
Multifamily residential	6,678	4,252,605	0.16%	(1,903)	3,213,582	(0.06)%
Construction and land	(74)	499,044	(0.01)%	2,347	445,333	0.53%
Total CRE	15,892	17,896,853	0.09%	27,577	15,322,059	0.18%
Total commercial	17,806	32,910,413	0.05%	48,161	28,978,779	0.17%
Consumer:
Residential mortgage:
Single-family residential	463	10,106,609	0.00%	325	8,742,565	0.00%
HELOCs	84	2,208,725	0.00%	—	1,859,073	—%
Total residential mortgage	547	12,315,334	0.00%	325	10,601,638	0.00%
Other consumer	106	93,711	0.11%	1,492	136,280	1.09%
Total consumer	653	12,409,045	0.01%	1,817	10,737,918	0.02%
Total	$18,459	$45,319,458	0.04%	$49,978	$39,716,697	0.13%

2022 net charge-offs were $18.5 million or 0.04% of average loans held-for-investment, compared with $50.0 million, or 0.13% of average loans held-for-investment in 2021. The decrease was primarily due to decreases in C&I and CRE charge-offs.

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West, on a stand-alone basis to ensure that the Company can serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, providing regular reports to the Board of Directors. The Company’s liquidity management practices have been effective under normal operating and stressed market conditions.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. A substantial portion of our loans were funded by our deposits, which amounted to $55.97 billion and $53.35 billion as of December 31, 2022 and 2021, respectively. The Company’s loan-to-deposit ratio was 86% as of December 31, 2022, compared with 78% as of December 31, 2021.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and FRBSF, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. Economic conditions and the stability of capital markets impact the Company’s access to and the cost of wholesale financing. The Company’s access to capital markets is also affected by the ratings received from various credit rating agencies. As of December 31, 2022, the Company had available borrowing capacity of $22.90 billion. The available borrowing capacity included secured borrowing lines of $12.77 billion with the FHLB and $2.05 billion with the FRBSF, unsecured federal funds lines of credit with correspondent banks of $1.14 billion, and borrowing capacity from unpledged debt securities of $6.94 billion. Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. See Item 7. — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-K for further detail related to the Company’s funding sources. The Company believes its available borrowing capacity and liquid asset pool described below provide sufficient liquidity above its expected cash needs.

The Company maintains a certain level of liquid assets in the form of cash and cash equivalents, interest-bearing deposits with banks, short-term resale agreements, and unencumbered high-quality and liquid AFS debt securities. The following table presents the Company’s liquid assets as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,481,784	$3,912,935
Interest-bearing deposits with banks	139,021	736,492
Resale agreements due to mature in one year	307,192	1,818,503
AFS debt securities:
U.S. Treasury, and U.S. government agency and U.S. government-sponsored enterprise debt securities	1,067,810	2,334,652
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,262,464	4,157,263
Foreign government bonds	227,053	257,733
Municipal securities	257,099	523,158
Non-agency mortgage-backed securities, asset-backed securities and CLOs	1,694,293	2,042,882
Corporate debt securities	526,274	649,665
Less: pledged securities	(531,233)	(803,896)
Total	$9,431,757	$15,629,387

Unencumbered liquid assets totaled $9.43 billion as of December 31, 2022, compared with $15.63 billion as of December 31, 2021. The decrease in liquid assets was primarily related to the transfer of $3.01 billion of debt securities from the AFS portfolio to the HTM portfolio during the first quarter of 2022, a decrease in the fair value of AFS debt securities primarily due to interest rate increases and net cash usage due to higher net growth in loans than deposits.

AFS debt securities, included as part of liquidity sources, consist of high quality and liquid securities with moderate durations to minimize overall interest rate and liquidity risks. The Company believes these AFS debt securities provide quick sources of liquidity to obtain financing, regardless of market conditions, through sale or pledging. We also hold additional debt securities within our HTM portfolio, which are not intended for sale but may be pledged to obtain additional liquidity. In addition, the Company may use debt and equity issuances when costs are deemed attractive, should longer term needs arise.

Liquidity Risk — Cash Requirements. In the ordinary course of business, the Company enters contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings and other cash commitments. For additional information on these obligations, see the following Notes to the Consolidated Financial Statements in this Form 10-K:

•Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements
•Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities
•Note 9 — Deposits
•Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The Company also has off-balance sheet arrangements, which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activities in 2022, 2021 and 2020. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions, and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. East West held $228.5 million and $345.0 million in cash and cash equivalents as of December 31, 2022 and 2021, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

Liquidity Risk — Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of December 31, 2022, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more information on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in this Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. The Risk Oversight Committee of the Company’s Board of Directors has primary oversight responsibility and has given the ALCO the task of market risk management. The ALCO establishes guidelines, risk measures and limits, and monitors compliance with the policies and risk limits pertaining to market risk management activities.

Interest Rate Risk Management

Interest rate risk results primarily from the Company’s traditional banking activities of gathering deposits and extending loans, which are the primary areas of market risk for the Company. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products. For example, loan prepayments and early withdrawals of certificates of deposits could increase or decrease in response to interest rate fluctuation.

The ALCO coordinates the overall management of the Company’s interest rate risk, meets regularly to review the Company’s open market positions and establishes policies to monitor and limit exposure to market risk. Interest rate risk management is carried out primarily through strategies involving the Company’s debt securities portfolio, loan portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

The interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The simulation model incorporates the market’s forward rate expectations and the Company’s earning assets and liabilities. The Company uses both a static balance sheet and a forward growth balance sheet to perform the interest rate sensitivity analyses. The simulated interest rate scenarios include an instantaneous non-parallel shift in the yield curve and a gradual non-parallel shift in the yield curve (“rate ramp”) over a static balance sheet. In addition, the Company also performs simulations using other alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. Results of these various simulations are used to formulate and gauge strategies to achieve a desired risk profile within the Company’s capital and liquidity guidelines.

The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest rate sensitive assets, liabilities and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on the results. These assumptions include, but are not limited to, the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data. Deposit beta commonly refers to the correlation of the changes in interest rates paid on deposits to changes in the benchmark interest rates. The Company used full-through-the-cycle betas with each incremental rate increase in the rate ramp scenarios, and did not assume lags in repricing. The model is also sensitive to the loan and investment prepayment assumptions that are based on an independent model and the Company’s historical prepayment data, which consider anticipated prepayments under different interest rate environments.

Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumptions used in the models, there could be material changes in interest rate sensitivity results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company also regularly monitors the sensitivity of the other important modeling assumptions, such as loan and security prepayments and early withdrawal on fixed-rate customer liabilities. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the ALCO. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations. The simulation does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rate across a range of interest rate environments.

In March 2022, the Federal Reserve raised the target range for the fed funds rate to 0.25% to 0.50% to address concerns about inflation, which reflected supply and demand imbalances due to the pandemic, higher energy prices, and broader price pressures. The Federal Reserve continued its aggressive approach in responding to inflation throughout 2022 by incrementally raising the target range for the fed funds rate, which by year-end had increased to a range of 4.25% to 4.50%, and which was subsequently increased to a range of 4.50% to 4.75% in February 2023. The market estimates that interest rates are likely to continue rising, potentially reaching 5.00% or higher by March 2023. However, increased uncertainty regarding a potential recession has also led to the expectation of rate cuts potentially occurring by the end of 2023.

Twelve-Month Net Interest Income Simulation

Net interest income simulation modeling measures interest rate risk through earnings volatility. The simulation projects the cash flow changes in interest rate sensitive assets and liabilities, expressed in terms of net interest income, over a specified time horizon for defined interest rate scenarios. Net interest income simulations provide insight into the impact of market rate changes on earnings, which help guide risk management decisions. The Company assesses interest rate risk by comparing the changes of net interest income in different interest rate scenarios.

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of December 31, 2022 and 2021 based on a static balance sheet as of the date of the analysis.

Change in Interest Rates (in bps)	Net Interest Income Volatility (1)
	December 31,
	2022	2021
	%	%
+200	11.6%	19.5%
+100	5.9%	9.4%
-100	(5.3)%	NM
-200	(8.6)%	NM

NM — Not meaningful.
(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movement due to the imbalance between the faster repricing of the floating-rate loan portfolio versus deposit products. In the table above, net interest income volatility is expressed in relation to base-case net interest income, which decreased year-over year as a result of interest rate hedging activities, changes in the funding mix, decreases in cash and cash equivalents, resale agreements, short-term investments, and growth in fixed-rate loans.

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

Change in Interest Rates (in bps)	Net Interest Income Volatility
	December 31,
	2022	2021
	%	%
+200 Rate ramp	6.3%	9.2%
+100 Rate ramp	3.4%	4.1%
-100 Rate ramp	(2.4)%	NM
-200 Rate ramp	(4.9)%	NM

NM — Not meaningful.

As of December 31, 2022, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase when interest rates rise as the Company has a large share of variable rate loans, primarily linked to Prime, LIBOR, and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. The Company added $3.25 billion of interest rate hedges during 2022, which reduced the net interest income volatility by approximately 1% of the base net interest income for every 100 bps change in interest rates. The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to reinvestment yield and deposit beta assumptions. Actual results in terms of net interest income growth during a period of rising interest rates will also reflect earning asset growth and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

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

The EVE simulation reflects the sensitivity of the EVE to interest rate changes across the full maturity spectrum of the Company’s assets and liabilities. It identifies risks arising from repricing, prepayment and maturity gaps between assets and liabilities on the balance sheet, as well as from off-balance sheet derivative exposure. The simulation provides long-term economic perspective into the Company’s interest rate risk profile, which allows the Company to manage anticipated negative effects of interest rate fluctuations.

The following table presents the Company’s EVE sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of December 31, 2022 and 2021:

Change in Interest Rates (in bps)	EVE Volatility (1)
	December 31,
	2022	2021
	%	%
+200	(6.0%)	7.1%
+100	(2.9%)	3.5%
-100	1.1%	NM
-200	2.3%	NM

NM — Not meaningful.
(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

The Company’s EVE sensitivity for the upward interest rate scenarios shifted from a positive to a negative change as of December 31, 2022, compared with the results as of December 31, 2021. The change in EVE sensitivity was primarily due to updates to non-maturity deposit behavior, which were assumed to run-off faster in the higher interest rate environment, as well as interest rate hedging activities that were executed during the year.

The Company’s EVE profile as of December 31, 2022, reflects a liability sensitive EVE position. Since the EVE profile represents the discounted present value of cash flows over the expected life of the instruments, the change in EVE does not reflect the degree of earnings that would be impacted over a short time horizon. Additionally, EVE does not account for factors such as balance sheet growth, changes in product mix, product spreads, and yield curve relationships that could reduce or increase the impact of changes in interest rates. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, and the shape of the yield curve, actual results may vary from those predicted by the Company’s model.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provides a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options and collars. The Company uses interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans and interest payments paid on certain floating-rate borrowings. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the USD equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering into any accounting hedge activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The changes in fair values of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the changes in fair values of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component in the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third parties through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. Additionally, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and its own nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2022, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk and foreign currency risk as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
($ in thousands)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)	Interest Rate Contracts Hedging Loans	Interest Rate Contracts Hedging Borrowings (2)
Cash flow hedges
Notional amount	$3,000,000	(3)	$200,000	N/A	$275,000
Weighted average:
Receive rate	4.91%		3.83%	N/A	0.13%
Pay rate	6.23%		0.48%	N/A	0.48%
Remaining term (in months)	46.6		3.2	N/A	13.9

($ in thousands)	Foreign Exchange Contracts			Foreign Exchange Contracts
Net investment hedges
Notional amount	$84,832			$86,531
Hedged percentage (4)	44%			50%
Remaining term (in months)	2.6			2.7

N/A — Not applicable
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on one-month LIBOR and Prime.
(2)Represents receive-floating/pay-fixed interest rate swaps. Floating rate received is based on three-month LIBOR.
(3)Interest rate collars with notional amount of $250.0 million designated to hedge loans not included.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited.

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

Allowance for Loan Losses and Unfunded Credit Commitments

The Company’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Company’s financial assets measured at amortized cost, including loans and certain lending-related commitments. The allowance for credit losses involves significant judgment on a number of matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of key credit risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. For additional information on these judgements and the Company’s policies and methodologies used to determine the allowance for credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Loan Losses and Unfunded Credit Commitments, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

A critical judgement in the process is estimating the Company’s allowance for credit losses related to macroeconomic forecasts that are incorporated into quantitative methods. As any one economic outlook is inherently uncertain, the Company utilizes a baseline and upside or downside scenarios which are applied based on a probability weighting, to better reflect management’s expectation of expected credit losses given existing market conditions and the changes in the economic environment. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next. For further discussion on the economic forecast incorporated into the 2022 model, see Item 7. MD&A — Risk Management — Credit Risk Management — Allowance for Credit Losses.

The allowance for credit losses is sensitive to changes in macroeconomic forecast assumptions. Given the dynamic relationship between macroeconomic variables within the Company’s models, it is difficult to estimate the impact of a change in any one factor or input on the allowance. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variables, the Company compared the quantitative modeled estimate when applying a 100% probability weighting to the downside scenario rather than the weighting of multiple scenarios used to estimate the allowance for credit losses at December 31, 2022. Without considering model overlays and qualitative adjustments which could result in a materially different estimate, this sensitivity analysis would have been approximately $292.9 million higher.

This analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and is not intended to estimate changes in the overall allowance for credit losses as it does not capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2022.

Fair Value Estimates

Certain financial instruments are carried at fair value on the Consolidated Balance Sheet on a recurring basis, including AFS debt securities, certain equity securities and derivatives. Changes in fair value are recorded either through earnings or other comprehensive income (loss). Other financial instruments, such as certain individually evaluated loans held-for-investment, loans held-for-sale, investments in qualified affordable housing partnerships, tax credit and other investments, OREO and other nonperforming assets, are not carried at fair value each period but may require nonrecurring fair value adjustments primarily due to application of lower of cost or fair value accounting or write-downs of individual assets.

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

The following table presents the Company’s assets recorded at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy.

($ in thousands)		December 31,
		2022			2021
		Total Balance (1)	Level 3		Total Balance (1)	Level 3
Total assets measured at fair value on a recurring basis		$6,814,275	$323		$10,476,141	$215
Total assets measured at fair value on a nonrecurring basis		72,614	72,614		127,375	126,984
Total assets measured at fair value	(a)	$6,886,889 (b)	$72,937	(d)	$10,603,516 (f)	$127,199
Total assets	(c)	$64,112,150		(e)	$60,870,701
Level 3 assets at fair value as a percentage of total assets		(b)/(c)	0.1%		(f)/(e)	0.2%
Level 3 assets at fair value as a percentage of total assets at fair value		(b)/(a)	1.1%		(f)/(d)	1.2%

(1)Before derivative netting adjustments.

For a complete discussion on the Company’s fair value hierarchy of financial instruments, fair value measurement techniques and assumptions, and the impact on the Consolidated Financial Statements, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment

The valuation and testing methodologies used in the Company’s analysis of goodwill impairment are discussed in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill, Note 8 — Goodwill, and Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

The Company performed its annual goodwill impairment test on all three reporting units using a combination of income and market approaches to estimate the fair value of each reporting unit. The Company concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2022. The fair value of each reporting unit exceeded its carrying amount by a substantial amount and there was no indication of a significant risk of goodwill impairment based on current projections.

Analyzing goodwill includes consideration of various factors that continue to evolve and for which significant uncertainty remains, including estimates of the profitability of the Company’s reporting units, long term growth rates and the estimated market cost of equity, such as the discount rate and price multiples of comparable companies. Imprecision in estimating these factors can affect the estimated fair value of the reporting units. Certain events or circumstances could have a negative effect on the estimated fair value of the reporting units, including declines in business performance, increases in credit losses, as well as deterioration in economic or market conditions and adverse regulatory or legislative changes, which could result in a material impairment charge to earnings in a future period.

Income Taxes

The Company files income tax returns in the jurisdictions in which it conducts business and evaluates income tax expense in two components: current and deferred income tax expense. Accrued taxes represent the net estimated amount due to or due from various tax jurisdictions in the current year and deferred tax assets represent amounts available to reduce income taxes payable in future years. The Company’s interpretations of the tax laws, including the U.S., its states and the municipalities, and the tax jurisdictions in Hong Kong and China, are complex and subject to audit by taxing authorities that disputes may occur regarding its view on a tax position taken by the Company.

In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, tax credits, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and makes adjustments to accrued taxes as new information becomes available. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2022. For further information on the Company’s accounting for income taxes and significant tax attributes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes and Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Recently Adopted Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-K are tangible return on average tangible equity, tangible equity per common share and adjusted efficiency ratio. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliation of U.S. GAAP to non-GAAP financial measures for 2022, 2021 and 2020:

($ in thousands)		Year Ended December 31,
		2022	2021	2020
Net income	(a)	$1,128,083	$872,981	$567,797
Add: Amortization of core deposit intangibles		1,865	2,749	3,634
Amortization of mortgage servicing assets		1,425	1,679	1,920
Tax effect of amortization adjustments (1)		(966)	(1,274)	(1,575)
Tangible net income (non-GAAP)	(b)	$1,130,407	$876,135	$571,776

Average stockholders’ equity	(c)	$5,783,025	$5,559,212	$5,082,186
Less: Average goodwill		(465,697)	(465,697)	(465,697)
Average other intangible asset (2)		(8,695)	(10,535)	(13,769)
Average tangible equity (non-GAAP)	(d)	$5,308,633	$5,082,980	$4,602,720

Return on average equity	(a)/(c)	19.51%	15.70%	11.17%
Tangible return on average tangible equity (non-GAAP)	(b)/(d)	21.29%	17.24%	12.42%

(1)Applied statutory rate of 29.37% for 2022, 28.77% for 2021, and 28.37% for 2020.
(2)Includes core deposit intangibles and mortgage servicing assets.

($ in thousands)		Year Ended December 31,
		2022	2021	2020
Net interest income before provision for (reversal of) credit losses		$2,045,881	$1,531,571	$1,377,193
Total noninterest income		298,666	285,895	235,547
Total revenue	(a)	$2,344,547	$1,817,466	$1,612,740

Total noninterest expense	(b)	$859,393	$796,089	$716,322
Less: Amortization of tax credit and other investments		(113,358)	(122,457)	(70,082)
Amortization of core deposit intangibles		(1,865)	(2,749)	(3,634)
Repurchase agreements’ extinguishment cost		—	—	(8,740)
Adjusted noninterest expense (non-GAAP)	(c)	$744,170	$670,883	$633,866

Efficiency ratio	(b)/(a)	36.65%	43.80%	44.42%
Adjusted efficiency ratio (non-GAAP)	(c)/(a)	31.74%	36.91%	39.30%

($ and shares in thousands, except per share data)		December 31,
		2022	2021	2020
Stockholders’ equity	(a)	$5,984,612	$5,837,218	$5,269,175
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(7,998)	(9,334)	(11,899)
Tangible equity (non-GAAP)	(b)	$5,510,917	$5,362,187	$4,791,579

Number of common shares, at period-end	(c)	140,948	141,908	141,565
Book value per common share	(a)/(c)	$42.46	$41.13	$37.22
Tangible equity per common share (non-GAAP)	(b)/(c)	$39.10	$37.79	$33.85

(1)Includes core deposit intangibles and mortgage servicing assets.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Allowance for loan losses for loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses (ALL) is established as management’s estimate of expected credit losses inherent in the Company’s lending activities. As of December 31, 2022 the ALL was $596 million, which includes the ALL for commercial loans evaluated on a collective pool basis (the commercial collective ALL). The ALL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The December 31, 2022 commercial collective ALL included quantitative and qualitative components (together, the collective ALL). The Company developed and documented the collective ALL methodology at the portfolio segment level. The collective ALL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (C&I) and commercial real estate (CRE), which also included multifamily residential, and construction and land loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE model considers the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the commercial collective ALL, if these factors have not already been captured by the quantitative model.
We identified the assessment of the December 31, 2022 commercial collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimates, including controls over the:

•development of the collective ALL methodology

•continued use and appropriateness of changes made to the quantitative models

•performance monitoring of the quantitative models for the December 31, 2022 commercial collective ALL

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
February 27, 2023

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)

	December 31,
	2022	2021
ASSETS
Cash and due from banks	$534,980	$527,317
Interest-bearing cash with banks	2,946,804	3,385,618
Cash and cash equivalents	3,481,784	3,912,935
Interest-bearing deposits with banks	139,021	736,492
Assets purchased under resale agreements (“resale agreements”)	792,192	2,353,503
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,879,225 and $10,087,179)	6,034,993	9,965,353
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,455,171)	3,001,868	—
Loans held-for-sale	25,644	635
Loans held-for-investment (net of allowance for loan losses of $595,645 and $541,579)	47,606,785	41,152,202
Investments in qualified affordable housing partnerships, tax credit and other investments, net	763,256	628,263
Premises and equipment (net of accumulated depreciation of $148,126 and $139,358)	89,191	97,302
Goodwill	465,697	465,697
Operating lease right-of-use assets	103,681	98,632
Other assets	1,608,038	1,459,687
TOTAL	$64,112,150	$60,870,701
LIABILITIES
Deposits:
Noninterest-bearing	$21,051,090	$22,845,464
Interest-bearing	34,916,759	30,505,068
Total deposits	55,967,849	53,350,532
Federal Home Loan Bank (“FHLB”) advances	—	249,331
Assets sold under repurchase agreements (“repurchase agreements”)	300,000	300,000
Long-term debt and finance lease liabilities	152,400	151,997
Operating lease liabilities	111,931	105,534
Accrued expenses and other liabilities	1,595,358	876,089
Total liabilities	58,127,538	55,033,483
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 168,459,045 and 167,790,645 shares issued	168	168
Additional paid-in capital	1,936,389	1,893,557
Retained earnings	5,582,546	4,683,659
Treasury stock, at cost 27,511,199 and 25,882,691 shares	(768,862)	(649,785)
Accumulated other comprehensive loss (“AOCI”), net of tax	(765,629)	(90,381)
Total stockholders’ equity	5,984,612	5,837,218
TOTAL	$64,112,150	$60,870,701

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$2,048,301	$1,424,900	$1,464,382
Debt securities	198,906	143,983	82,553
Resale agreements	29,767	32,239	21,389
Restricted equity securities	3,144	2,081	1,543
Interest-bearing cash and deposits with banks	41,113	15,531	25,175
Total interest and dividend income	2,321,231	1,618,734	1,595,042
INTEREST EXPENSE
Deposits	251,838	69,159	184,742
Federal funds purchased and other short-term borrowings	1,801	42	1,504
FHLB advances	1,754	6,881	13,792
Repurchase agreements	14,362	7,999	11,766
Long-term debt and finance lease liabilities	5,595	3,082	6,045
Total interest expense	275,350	87,163	217,849
Net interest income before provision for (reversal of) credit losses	2,045,881	1,531,571	1,377,193
Provision for (reversal of) credit losses	73,500	(35,000)	210,653
Net interest income after provision for (reversal of) credit losses	1,972,381	1,566,571	1,166,540
NONINTEREST INCOME
Lending fees	79,208	77,704	74,842
Deposit account fees	88,435	71,261	48,148
Interest rate contracts and other derivative income	29,057	22,913	31,685
Foreign exchange income	48,158	48,977	22,370
Wealth management fees	27,565	25,751	17,494
Net gains on sales of loans	6,411	8,909	4,501
Gains on sales of AFS debt securities	1,306	1,568	12,299
Other investment income	7,037	16,852	10,641
Other income	11,489	11,960	13,567
Total noninterest income	298,666	285,895	235,547
NONINTEREST EXPENSE
Compensation and employee benefits	477,635	433,728	404,071
Occupancy and equipment expense	62,501	62,996	66,489
Deposit insurance premiums and regulatory assessments	19,449	17,563	15,128
Deposit account expense	25,508	16,152	13,530
Data processing	14,517	16,263	16,603
Computer software expense	28,259	30,600	29,033
Other operating expense	118,166	96,330	92,646
Amortization of tax credit and other investments	113,358	122,457	70,082
Repurchase agreements’ extinguishment cost	—	—	8,740
Total noninterest expense	859,393	796,089	716,322
INCOME BEFORE INCOME TAXES	1,411,654	1,056,377	685,765
INCOME TAX EXPENSE	283,571	183,396	117,968
NET INCOME	$1,128,083	$872,981	$567,797
EARNINGS PER SHARE (“EPS”)
BASIC	$7.98	$6.16	$3.99
DILUTED	$7.92	$6.10	$3.97
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,326	141,826	142,336
DILUTED	142,492	143,140	142,991

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$1,128,083	$872,981	$567,797
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(508,799)	(137,950)	54,666
Net changes in unrealized losses on securities transferred from AFS to HTM	(100,313)	—	—
Net changes in unrealized (losses) gains on cash flow hedges	(49,788)	1,487	(1,230)
Foreign currency translation adjustments	(16,348)	1,757	9,297
Other comprehensive (loss) income	(675,248)	(134,706)	62,733
COMPREHENSIVE INCOME	$452,835	$738,275	$630,530

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2019	145,625,385	$1,826,512	$3,689,377	$(479,864)	$(18,408)	$5,017,617
Cumulative-effect of change in accounting principle related to credit losses (1)	—	—	(97,967)	—	—	(97,967)
Net income	—	—	567,797	—	—	567,797
Other comprehensive income	—	—	—	—	62,733	62,733
Issuance of common stock pursuant to various stock compensation plans and agreements	618,641	32,007	—	—	—	32,007
Repurchase of common stock pursuant to various stock compensation plans and agreements	(207,115)	—	—	(8,253)	—	(8,253)
Repurchase of common stock pursuant to the Stock Repurchase Program	(4,471,682)	—	—	(145,966)	—	(145,966)
Cash dividends on common stock ($1.10 per share)	—	—	(158,793)	—	—	(158,793)
BALANCE, DECEMBER 31, 2020	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	872,981	—	—	872,981
Other comprehensive loss	—	—	—		(134,706)	(134,706)
Issuance of common stock pursuant to various stock compensation plans and agreements	550,045	35,206	—	—	—	35,206
Repurchase of common stock pursuant to various stock compensation plans and agreements	(207,320)	—	—	(15,702)	—	(15,702)
Cash dividends on common stock ($1.32 per share)	—	—	(189,736)	—	—	(189,736)
BALANCE, DECEMBER 31, 2021	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	1,128,083	—	—	1,128,083
Other comprehensive loss	—	—	—	—	(675,248)	(675,248)
Issuance of common stock pursuant to various stock compensation plans and agreements	671,871	42,832	—	—	—	42,832
Repurchase of common stock pursuant to various stock compensation plans and agreements	(246,462)	—	—	(19,087)	—	(19,087)
Repurchase of common stock pursuant to the Stock Repurchase Program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($1.60 per share)	—	—	(229,196)	—	—	(229,196)
BALANCE, DECEMBER 31, 2022	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612

(1)Represents the impact of the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,128,083	$872,981	$567,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	73,500	(35,000)	210,653
Depreciation and amortization	159,851	156,792	119,908
Accretion of discount and (amortization of premiums), net	56,703	67,415	17,704
Stock compensation costs	37,601	32,567	29,237
Deferred income (benefit) tax expense	(43,988)	4,762	(41,515)
Net gains on sales of loans	(6,411)	(8,909)	(4,501)
Gains on sales of AFS debt securities	(1,306)	(1,568)	(12,299)
Net gains on sales of other real estate owned ("OREO") and other foreclosed assets	(3,042)	(1,977)	(207)
Impairment on OREO and other foreclosed assets	6,861	5,151	3,717
Loans held-for-sale:
Originations and purchases	(447)	(11,155)	(81,662)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	461	12,552	80,659
Proceeds from distributions received from equity method investees	7,586	13,117	8,786
Net change in accrued interest receivable and other assets	187,512	124,496	(340,566)
Net change in accrued expenses and other liabilities	461,385	(63,360)	136,260
Other net operating activities	1,673	558	(1,327)
Total adjustments	937,939	295,441	124,847
Net cash provided by operating activities	2,066,022	1,168,422	692,644
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(167,303)	(189,836)	(154,887)
Interest-bearing deposits with banks	596,994	73,263	(613,400)
Resale agreements:
Proceeds from paydowns and maturities	1,951,388	982,694	450,000
Purchases	(390,077)	(1,876,197)	(800,000)
AFS debt securities:
Proceeds from sales	129,181	308,812	525,433
Proceeds from repayments, maturities and redemptions	896,726	1,766,184	2,070,131
Purchases	(1,070,608)	(6,779,655)	(4,758,254)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	75,635	—	—
Purchases	(50,000)	—	—
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	602,725	606,410	331,864
Purchases	(657,620)	(1,045,456)	(389,863)
Other changes in loans held-for-investment, net	(6,516,182)	(2,877,438)	(3,546,596)
Proceeds from sales of OREO and other foreclosed assets	6,482	54,338	295
Purchase of bank-owned life insurance	(734)	(150,000)	—
Distributions received from equity method investees	18,221	14,440	15,901
Other net investing activities	(7,720)	(4,763)	(4,360)
Net cash used in investing activities	(4,582,892)	(9,117,204)	(6,873,736)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,709,427	8,464,285	7,482,845
Net increase (decrease) in short-term borrowings	6	(21,143)	(9,016)
FHLB advances:
Proceeds	4,950,200	400	10,300
Repayments	(5,200,200)	(405,400)	(105,300)
Repurchase agreements:
Proceeds	—	—	48,063
Repayment	—	—	(198,063)
Extinguishment cost	—	—	(8,740)
Long-term debt and lease liabilities:
Proceeds from long-term debt	—	—	1,437,269
Repayments of long-term debt and lease liabilities	(943)	(1,206)	(1,438,335)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,178	2,573	2,326
Stock tendered for payment of withholding taxes	(19,087)	(15,702)	(8,253)
Repurchase of common stock pursuant to the Stock Repurchase Program	(99,990)	—	(145,966)
Cash dividends paid	(228,381)	(188,762)	(158,222)
Net cash provided by financing activities	2,114,210	7,835,045	6,908,908
Effect of exchange rate changes on cash and cash equivalents	(28,491)	8,701	29,006
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(431,151)	(105,036)	756,822
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,912,935	4,017,971	3,261,149
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,481,784	$3,912,935	$4,017,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$249,587	$87,684	$233,139
Income taxes, net	$281,269	$139,460	$116,416
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$623,777	$599,610	$329,069
Securities transferred from AFS to HTM debt securities	$3,010,003	$—	$—
Loans transferred to OREO	$270	$49,485	$19,504

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2022, the Company operated in over 120 locations in the United States (“U.S.”) and China. In the U.S., the Bank’s corporate headquarters and main administrative offices were located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois, and Nevada. In China, East West’s presence included full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen, and representative offices in Beijing, Chongqing, Guangzhou and Xiamen. The Bank has a banking subsidiary based in China — East West Bank (China) Limited.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2022 presentation.

Principles of Consolidation — The Consolidated Financial Statements in this Annual Report on Form 10-K (“this Form 10-K”) include the accounts of East West and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included in the Consolidated Financial Statements.

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

Securities — The Company’s securities include various debt securities, marketable and non-marketable equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company classifies its debt securities as trading securities, AFS or HTM debt securities based on management’s intention on the date of the purchase. Debt securities are purchased for liquidity and investment purposes, as part of asset/liability management and other strategic activities.

Debt securities for which the Company has the positive intention and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of allowance for credit losses. Debt securities not classified as trading securities or HTM securities are classified as AFS. AFS debt securities are reported at fair value, net of the allowance for credit losses, with unrealized gains and losses recorded in AOCI, net of applicable income taxes. For details of the allowance for credit losses on debt securities, refer to the Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Debt Securities sections of this note. Interest income, including any amortization of premium or accretion of discount, is included in net income. The Company recognizes realized gains and losses on the sale of AFS debt securities in earnings, using the specific identification method.

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

Marketable equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses due to changes in fair value; and are included in Other investment income on the Consolidated Statement of Income. Marketable equity securities include mutual fund investments, which are included in Investments in qualified affordable housing partnership, tax credit and other investments, net on the Consolidated Balance Sheet.

Non-marketable equity securities including tax credit investments, and other equity investments that do not have readily determinable fair values are recorded in Investments in qualified affordable housing partnership, tax credit and other investments, net, and Other assets on the Consolidated Balance Sheet and are accounted for under one of the following accounting methods:
•Equity Method — When the Company has the ability to exert significant influence over the investee.
•Cost Method — The cost method is applied to restricted equity securities held for membership and regulatory purposes, such as FRBSF and FHLB stock. These investments are held at their cost minus impairment. If impaired, the carrying value is written down to the fair value of the security.
•Measurement Alternative — This method is applied to all remaining non-marketable equity securities. These securities are carried at cost adjusted for impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar security of the same issuer.

Our impairment review for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity method and cost method investments, the Company reduces the asset’s carrying value when the Company considers declines in value to be other-than-temporary impairment (“OTTI”). For securities accounted for under the measurement alternative, the Company reduces the asset value when the fair value is less than the carrying value, without the consideration of recovery.

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

Loans Held-for-Investment — At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the foreseeable future. Loans held-for-investment are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs, or unearned fees on originated loans, net of unamortized premiums or unaccreted discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method or straight-line method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method or straight-line method over the remaining period to the contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Troubled Debt Restructurings — A loan is generally classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, a term extension, a payment forbearance and other actions. Loans with contractual terms that have been modified as a TDR and are current at the time of restructuring may remain on accrual status if there is demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, these loans are placed on nonaccrual status and are reported as nonperforming, until the borrower demonstrates a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs cease to perform in accordance with their modified contractual terms, they are placed on nonaccrual status and reported as nonperforming TDRs. TDRs are included in the quarterly allowance for credit losses valuation process. Refer to Allowance for Loan Losses below for a complete discussion.

Allowance for Loan Losses — The allowance for loan losses is established as management’s estimate of expected credit losses inherent in the Company’s lending activities; it is increased by the provision for credit losses and decreased by net charge-offs. The allowance for loan losses is evaluated quarterly by management based on regular reviews of the collectability of the Company’s loans, and more often if deemed necessary. The Company develops and documents the allowance for loan losses methodology at the portfolio segment level. The commercial loan portfolio is comprised of commercial and industrial (“C&I”), commercial real estate (“CRE”), multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans.

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

Allowance for Unfunded Credit Commitments — The allowance for unfunded credit commitments includes reserves provided for unfunded loan commitments, letters of credit, standby letters of credit (“SBLCs”) and recourse obligations for loans sold. The Company estimates the allowance for unfunded credit commitments over the contractual period in which the entity is exposed to credit risk via a present contractual obligation to extend credit. Within the period of credit exposure, the Company considers both the likelihood that funding will occur, and the expected credit losses on the commitments that are expected to fund over their estimated lives.

The allowance for unfunded credit commitments is maintained at a level believed by management to be sufficient to absorb expected credit losses related to unfunded credit facilities. The determination of the adequacy of the allowance is based on periodic evaluations of the unfunded credit facilities. For all off-balance sheet instruments and commitments, the unfunded credit exposure is calculated using assumptions based on the Company's historical utilization experience in related portfolio segments. Loss rates are applied to the calculated exposure balances to estimate the allowance for unfunded credit commitments. Other elements such as credit risk factors for loans outstanding, terms and expiration dates of the unfunded credit facilities, and other pertinent information are considered to determine the adequacy of the allowance.

The allowance for unfunded credit commitments is included in the Accrued expenses and other liabilities on the Consolidated Balance Sheet. Changes to the allowance for unfunded credit commitments are included in Provision for credit losses on the Consolidated Income Statements.

Allowance for Credit Losses on Available-for-Sale Debt Securities — For each reporting period, each AFS debt security that is in an unrealized loss position is individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost of the AFS debt security, excluding accrued interest. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt security’s ratings and other qualitative factors. For AFS debt securities that are guaranteed or issued by the U.S. government, or government-sponsored enterprises of high credit quality, the Company applies a zero credit loss assumption.

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

Allowance for Purchased Credit Deteriorated Assets — Purchased assets that have experienced a more-than-insignificant deterioration in credit quality since origination are deemed Purchased Credit Deteriorated (“PCD”) assets. For PCD HTM debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Under this approach, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The non-credit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses.

Variable Interest and Voting Interest Entities — The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (“VIE”). The Company first determines whether or not it has variable interests in the entity, which are investments or other interests that absorb portions of an entity’s expected losses or receive portions of the entity’s expected returns. If it is determined that the Company do not have a variable interest in the entity, no further analysis is required and the entity is not consolidated. A VIE is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. The Company consolidates a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. For entities that do not meet the definition of a VIE, the entity is considered a voting interest entity. The Company consolidates these entities if it can exert control over the financial and operating policies of an investee, which can occur if the Company has a more than 50% voting interest in the entity.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships, net, using primarily the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

The Company records investments in tax credit and other investments, net, using either the equity method or the measurement alternative method of accounting. The tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns in the year the credit arises under the flow-through method of accounting. The investments are evaluated for possible OTTI on an annual basis or on an interim basis, if an event occurs that would trigger potential impairment. OTTI charges and impairment recoveries are recorded within Amortization of tax credit and other investments on the Consolidated Statement of Income. See Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments.

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that indicate a potential impairment at the reporting unit level. The Company assesses goodwill for impairment at each operating segment level. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Other. For information on how the reporting units are identified and the components are aggregated, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying value, quantitative tests are not required. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. Factors considered in the qualitative assessments include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other reporting unit specific considerations. The Company uses a combined income and market approach in its quantitative valuation methodologies. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. Goodwill impairment loss is recorded as a charge to noninterest expense and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are not allowed.

Derivatives — As part of its asset/liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives. Derivatives utilized by the Company include primarily swaps, forwards and option contracts. Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported within Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments, the change in the fair value of hedges is recognized in AOCI on the Consolidated Balance Sheet and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses of cash flow hedges are recorded in the same line item as the hedged interest payment within Interest expense or as interest receipts within Interest and dividend income on the Consolidated Statements of Income.

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

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is either sold or substantially liquidated, changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income. If a cash flow hedge is discontinued but the hedged forecasted cash flow is still expected to happen, the derivative net gain or loss will remain in AOCI and be reclassified into earnings in the periods in which the hedged forecasted cash flow affects earnings. If a cash flow hedge is discontinued and the forecasted cash flow is not expected to happen, the derivative net gain or loss will be reclassified into earnings immediately.

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

As part of the Company’s loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and/or common stock of public or private companies it provides loans to. These equity warrants are accounted for as derivatives and recorded at fair value in Other assets on the Consolidated Balance Sheet with changes in fair value recorded in Lending fees on the Consolidated Statement of Income.

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the nonperformance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash and securities collateral. The Company elects to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applied the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

Fair Value — The Company records or discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. Fair value measurements are based on the exit price notion that maximizes the use of observable inputs and minimizes the use of unobservable inputs. All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy that assigns the highest priority to quoted prices in active markets and the lowest priority to prices derived from data lacking transparency. The Company’s assets and liabilities are classified in their entirety based on the lowest level of input that is significant to their fair value measurements. The fair value of the Company’s assets and liabilities is classified and disclosed in one of the following three categories:
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

Stock-Based Compensation — The Company grants time-based restricted stock units (“RSUs”), which include service conditions for vesting. Compensation cost for these time-based awards is based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for certain time-based RSUs that will be settled in cash are adjusted to fair value based on changes in the Company’s stock price up to the settlement date. In addition, the Company grants performance-based RSUs, which contain performance goals and market conditions that are required to be met in order for the awards to vest. Compensation expense for these performance-based RSUs is based on the grant-date fair value considers both performance and market conditions. Subsequently, the Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. Refer to Note 13 — Stock Compensation Plans on the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers — The Company recognizes two primary types of revenue on its Consolidated Statement of Income: Net interest income and Noninterest income. The Company’s revenue from contracts with customers consists of service charges and fees related to deposit accounts, card income and wealth management fees. These revenue streams as described below comprised 39%, 35% and 29% of total noninterest income for the years ended December 31, 2022, 2021 and 2020, respectively.

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

•Wealth Management Fees — The Company provides investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer with whom the Company engages. Wealth management fees are recognized in both consumer and business banking, and commercial banking segments.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company’s income tax provision and related tax accruals requires the use of estimates and judgments. Income tax expense consists of two components: current and deferred. Current tax expense represents taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Income tax liabilities (receivables) represent the estimated amounts due to (due from) the various taxing jurisdictions where the Company has established a tax presence and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. Deferred tax expense results from changes in deferred tax assets and liabilities between period, and is determined using the balance sheet method. Under the balance sheet method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Management regularly reviews the Company’s tax positions and deferred tax balances. In concluding whether a valuation allowance is required, the Company considers all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. Deferred tax assets net of deferred tax liabilities are included in Other assets on the Consolidated Balance Sheet.

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

Accounting Pronouncements Adopted in 2022

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
	Effective for fiscal years beginning after December 15, 2021.	ASU 2020-06 simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity by (1) eliminating accounting models for convertible financial instruments with cash conversion and beneficial conversion features, (2) removing certain required settlement conditions for a contract in an entity’s own equity to qualify for the derivative scope exception, and (3) simplifying the method used for computing EPS.	The Company adopted this standard on January 1, 2022. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modification and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchange of Freestanding Equity-Classified Written Call Options
	Effective for fiscal years beginning after December 15, 2021.	ASU 2021-04 provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange.	The Company adopted this standard on January 1, 2022. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2021-05, Lessors — Certain Leases with Variable Lease Payments	Effective for fiscal years beginning after December 15, 2021.	ASU 2021-05 requires lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases.	The Company adopted this standard on January 1, 2022. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2021-10, Government Assistance (Topic 832) — Disclosures by Business Entities about Government Assistance	Effective for fiscal years beginning after December 15, 2021.	ASU 2021-10 increases the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements.	The Company adopted this standard on January 1, 2022. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	Effective for all entities from the date of issuance on December 21, 2022.	ASU 2022-06 extends the sunset date of ASC Topic 848, “Reference Rate Reform” from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.	The Company adopted this guidance upon issuance of the ASU 2022-06. The adoption of this guidance has not and is currently not expected to have a material impact on the Company’s Financial Statements. The Company continues to evaluate transactions or contract modifications occurring as a result of reference rate reform and determine whether to apply the optional guidance on an ongoing basis.

Accounting Pronouncements Adopted in 2023

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures	January 1, 2023	ASU 2022-02 eliminates the troubled debt restructuring (“TDRs”) accounting model for creditors and instead requires companies to apply the loan refinancing and restructuring guidance to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. In addition, companies are no longer required to use a discounted cash flow method to measure the allowance for credit losses for certain TDRs and instead allows for the use of an expected loss approach for all loans. The guidance also introduces new disclosure requirements related to restructuring of financing receivables made to borrowers experiencing financial difficulty, and amends vintage disclosures to require current-period gross write-off by year of origination.

The guidance should be applied on a prospective basis except for amendments related to recognition and measurement of TDRs, where a modified retrospective transition method is optional.	The Company adopted ASU 2022-02 using a prospective basis except for the guidance related to the recognition and measurement of TDRs, where it was adopted on a modified retrospective transition method.

The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in this Form 10-K.

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

When a quoted price in an active market exists for the identical security, this price is used to determine the fair value and the AFS debt security is classified as Level 1. Level 1 AFS debt securities consist of U.S. Treasury securities. When pricing is unavailable from third-party pricing service providers for certain securities, the Company requests market quotes from various independent external brokers and utilizes the average quoted market prices. In addition, the Company obtains market quotes from other official published sources. As these valuations are based on observable inputs in the current marketplace, they are classified as Level 2. The Company periodically communicates with the independent external brokers to validate their pricing methodology. Information such as pricing sources, pricing assumptions, data inputs and valuation techniques are reviewed periodically.

Equity Securities — Equity securities consisted of mutual funds as of both December 31, 2022 and 2021. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of both December 31, 2022 and 2021, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of the borrowers, which are mainly in the technology and life sciences sectors. As of both December 31, 2022 and 2021, the warrants included on the Consolidated Financial Statements were from public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021:

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$606,203	$—	$—	$606,203
U.S. government agency and U.S. government sponsored enterprise debt securities	—	461,607	—	461,607
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	500,269	—	500,269
Residential mortgage-backed securities	—	1,762,195	—	1,762,195
Municipal securities	—	257,099	—	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	398,329	—	398,329
Residential mortgage-backed securities	—	649,224	—	649,224
Corporate debt securities	—	526,274	—	526,274
Foreign government bonds	—	227,053	—	227,053
Asset-backed securities	—	49,076	—	49,076
Collateralized loan obligations (“CLOs”)	—	597,664	—	597,664
Total AFS debt securities	$606,203	$5,428,790	$—	$6,034,993

Investments in tax credit and other investments:
Equity securities	$19,777	$4,177	$—	$23,954
Total investments in tax credit and other investments	$19,777	$4,177	$—	$23,954

Derivative assets:
Interest rate contracts	$—	$440,283	$—	$440,283
Foreign exchange contracts	—	53,109	—	53,109
Equity contracts	—	—	323	323
Commodity contracts	—	261,613	—	261,613
Gross derivative assets	$—	$755,005	$323	$755,328
Netting adjustments (1)	$—	$(614,783)	$—	$(614,783)
Net derivative assets	$—	$140,222	$323	$140,545

Derivative liabilities:
Interest rate contracts	$—	$584,516	$—	$584,516
Foreign exchange contracts	—	44,117	—	44,117
Credit contracts	—	23	—	23
Commodity contracts	—	258,608	—	258,608
Gross derivative liabilities	$—	$887,264	$—	$887,264
Netting adjustments (1)	$—	$(242,745)	$—	$(242,745)
Net derivative liabilities	$—	$644,519	$—	$644,519

($ in thousands)	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,032,681	$—	$—	$1,032,681
U.S. government agency and U.S. government sponsored enterprise debt securities	—	1,301,971	—	1,301,971
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	1,228,980	—	1,228,980
Residential mortgage-backed securities	—	2,928,283	—	2,928,283
Municipal securities	—	523,158	—	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	496,443	—	496,443
Residential mortgage-backed securities	—	881,931	—	881,931
Corporate debt securities	—	649,665	—	649,665
Foreign government bonds	—	257,733	—	257,733
Asset-backed securities	—	74,558	—	74,558
CLOs	—	589,950	—	589,950
Total AFS debt securities	$1,032,681	$8,932,672	$—	$9,965,353

Investments in tax credit and other investments:
Equity securities	$22,130	$4,474	$—	$26,604
Total investments in tax credit and other investments	$22,130	$4,474	$—	$26,604

Derivative assets:
Interest rate contracts	$—	$240,222	$—	$240,222
Foreign exchange contracts	—	21,033	—	21,033
Equity contracts	—	5	215	220
Commodity contracts	—	222,709	—	222,709
Gross derivative assets	$—	$483,969	$215	$484,184
Netting adjustments (1)	$—	$(100,953)	$—	$(100,953)
Net derivative assets	$—	$383,016	$215	$383,231

Derivative liabilities:
Interest rate contracts	$—	$180,130	$—	$180,130
Foreign exchange contracts	—	15,333	—	15,333
Credit contracts	—	141	—	141
Commodity contracts	—	194,567	—	194,567
Gross derivative liabilities	$—	$390,171	$—	$390,171
Netting adjustments (1)	$—	$(232,727)	$—	$(232,727)
Net derivative liabilities	$—	$157,444	$—	$157,444

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

For the years ended December 31, 2022, 2021 and 2020, Level 3 fair value measurements that were measured on a recurring basis consisted of equity contracts issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Equity contracts
Beginning balance	$215	$273	$421
Total gains included in earnings (1)	17	32	8,225
Issuances	91	12	—
Settlements	—	(96)	—
Transfers out of Level 3 (2)	—	(6)	(8,373)
Ending balance	$323	$215	$273

(1)Includes both realized and unrealized gain (losses) recorded in Lending fees on the Consolidated Statement of Income. The unrealized gains (losses) were $17 thousand, $(44) thousand, and $8.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)During the years ended December 31, 2021 and 2020, the Company transferred $6 thousand and $8.4 million, respectively, of equity contracts measured on a recurring basis out of Level 3 into Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2022 and 2021. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2022
Derivative assets:
Equity contracts	$323	Black-Scholes option pricing model	Equity volatility	42% — 60%	54%
			Liquidity discount	47%	47%
December 31, 2021
Derivative assets:
Equity contracts	$215	Black-Scholes option pricing model	Equity volatility	44% — 54%	49%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of December 31, 2022 and 2021.

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

•When the repayment of an individually evaluated loan is dependent on the sale of the collateral, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations, or is unavailable. An internal valuation utilizes one or more valuation techniques such as the income, market and/or cost approaches.

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company conducts due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no significant tax credit recapture risk. This monitoring process includes reviewing the quarterly financial statements, the annual tax returns of the investment entity, the annual financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time when the investment was made. The Company assesses its tax credit and other investments for possible OTTI on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:
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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2022 and 2021:

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$40,011	$40,011
CRE:
CRE	—	—	31,380	31,380
Total commercial	—	—	71,391	71,391
Consumer:
Residential mortgage:
HELOCs	—	—	1,223	1,223
Total consumer	—	—	1,223	1,223
Total loans held-for-investment	$—	$—	$72,614	$72,614

($ in thousands)	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$102,349	$102,349
CRE:
CRE	—	—	21,891	21,891
Total commercial	—	—	124,240	124,240
Consumer:
Residential mortgage:
HELOCs	—	—	2,744	2,744
Total consumer	—	—	2,744	2,744
Total loans held-for-investment	$—	$—	$126,984	$126,984
Other nonperforming assets	$391	$—	$—	$391

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Loans held-for-investment:
Commercial:
C&I	$(25,996)	$(9,580)	$(48,154)
CRE:
CRE	(7,098)	(10,231)	(11,289)
Total commercial	(33,094)	(19,811)	(59,443)
Consumer:
Residential mortgage:
HELOCs	166	(4)	(175)
Other consumer	—	—	2,491
Total consumer	$166	$(4)	$2,316
Total loans held-for-investment	$(32,928)	$(19,815)	$(57,127)
Investments in tax credit and other investments, net	$469	$877	$(3,868)
OREO	$—	$—	$(3,680)
Other nonperforming assets	$(6,861)	$(4,241)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2022 and 2021:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs (1)
December 31, 2022
Loans held-for-investment	$23,322	Discounted cash flows	Discount	4% — 6%	4%
	$17,912	Fair value of collateral	Discount	15% — 75%	37%
	$31,380	Fair value of property	Selling cost	8%	8%
December 31, 2021
Loans held-for-investment	$64,919	Discounted cash flows	Discount	4% — 15%	7%
	$38,537	Fair value of collateral	Discount	15% — 75%	41%
	$23,528	Fair value of property	Selling cost	8%	8%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2022 and 2021.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2022 and 2021, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

($ in thousands)	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,481,784	$3,481,784	$—	$—	$3,481,784
Interest-bearing deposits with banks	$139,021	$—	$139,021	$—	$139,021
Resale agreements	$792,192	$—	$693,656	$—	$693,656
HTM debt securities	$3,001,868	$471,469	$1,983,702	$—	$2,455,171
Restricted equity securities, at cost	$78,624	$—	$78,624	$—	$78,624
Loans held-for-sale	$25,644	$—	$25,644	$—	$25,644
Loans held-for-investment, net	$47,606,785	$—	$—	$46,670,690	$46,670,690
Mortgage servicing rights	$6,235	$—	$—	$10,917	$10,917
Accrued interest receivable	$263,430	$—	$263,430		$263,430
Financial liabilities:
Demand, checking, savings and money market deposits	$42,637,316	$—	$42,637,316	$—	$42,637,316
Time deposits	$13,330,533	$—	$13,228,777	$—	$13,228,777
Repurchase agreements	$300,000	$—	$304,097	$—	$304,097
Long-term debt	$147,950	$—	$143,483	$—	$143,483
Accrued interest payable	$37,198	$—	$37,198	$—	$37,198

($ in thousands)	December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,912,935	$3,912,935	$—	$—	$3,912,935
Interest-bearing deposits with banks	$736,492	$—	$736,492	$—	$736,492
Resale agreements	$2,353,503	$—	$2,335,901	$—	$2,335,901
Restricted equity securities, at cost	$77,434	$—	$77,434	$—	$77,434
Loans held-for-sale	$635	$—	$635	$—	$635
Loans held-for-investment, net	$41,152,202	$—	$—	$41,199,599	$41,199,599
Mortgage servicing rights	$5,706	$—	$—	$9,104	$9,104
Accrued interest receivable	$159,833	$—	$159,833	$—	$159,833
Financial liabilities:
Demand, checking, savings and money market deposits	$45,388,550	$—	$45,388,550	$—	$45,388,550
Time deposits	$7,961,982	$—	$7,966,116	$—	$7,966,116
FHLB advances	$249,331	$—	$250,372	$—	$250,372
Repurchase agreements	$300,000	$—	$310,525	$—	$310,525
Long-term debt	$147,658	$—	$151,020	$—	$151,020
Accrued interest payable	$11,435	$—	$11,435	$—	$11,435

Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

With resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both December 31, 2022 and 2021.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $760.0 million and $1.33 billion as of December 31, 2022 and 2021, respectively. The weighted-average yields were 2.12%, 1.53% and 1.94% for the years ended December 31, 2022, 2021 and 2020, respectively.

Loans Purchased under Resale Agreements — Total loans purchased under resale agreements were $32.2 million and $1.02 billion as of December 31, 2022 and 2021, respectively. The weighted-average yields were 2.16%, 1.53% and 2.27% for the years ended December 31, 2022, 2021 and 2020, respectively.

Assets Sold under Repurchase Agreements — As of December 31, 2022, securities sold under the repurchase agreements consisted of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, and U.S. Treasury securities. Gross repurchase agreements were $300.0 million as of both December 31, 2022 and 2021. The weighted-average interest rates were 3.07%, 2.61% and 3.25% for the years ended December 31, 2022, 2021 and 2020, respectively. There were no extinguishment charges recorded in both 2022 and 2021. In comparison, for the year ended December 31, 2020, the Company recorded $8.7 million of charges related to the extinguishment of $150.0 million of repurchase agreements. As of December 31, 2022, all repurchase agreements will mature in 2023.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$792,192	$—	$792,192	$(701,790)	(1)	$90,402

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

($ in thousands)	December 31, 2021
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Received
Resale agreements	$2,353,503	$—	$2,353,503	$(2,327,687)	(1)	$25,816

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS and HTM debt securities as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,306	$—	$(70,103)	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	67	(56,266)	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	577,392	—	(77,123)	500,269
Residential mortgage-backed securities	2,011,054	41	(248,900)	1,762,195
Municipal securities:	303,884	3	(46,788)	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	447,512	213	(49,396)	398,329
Residential mortgage-backed securities	762,202	—	(112,978)	649,224
Corporate debt securities	673,502	—	(147,228)	526,274
Foreign government bonds	241,165	174	(14,286)	227,053
Asset-backed securities	51,152	—	(2,076)	49,076
CLOs	617,250	—	(19,586)	597,664
Total AFS debt securities	6,879,225	498	(844,730)	6,034,993
HTM debt securities
U.S. Treasury securities	524,081	—	(52,612)	471,469
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	—	(209,560)	789,412
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	506,965	—	(98,566)	408,399
Residential mortgage-backed securities	782,141	—	(148,230)	633,911
Municipal securities	189,709	—	(37,729)	151,980
Total HTM debt securities	3,001,868	—	(546,697)	2,455,171
Total debt securities	$9,881,093	$498	$(1,391,427)	$8,490,164

($ in thousands)	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,049,238	$130	$(16,687)	$1,032,681
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,333,984	2,697	(34,710)	1,301,971
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	1,242,043	15,791	(28,854)	1,228,980
Residential mortgage-backed securities	2,968,789	8,629	(49,135)	2,928,283
Municipal securities	519,381	10,065	(6,288)	523,158
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	498,920	3,000	(5,477)	496,443
Residential mortgage-backed securities	889,937	971	(8,977)	881,931
Corporate debt securities	657,516	8,738	(16,589)	649,665
Foreign government bonds	260,447	767	(3,481)	257,733
Asset-backed securities	74,674	185	(301)	74,558
CLOs	592,250	52	(2,352)	589,950
Total AFS debt securities	$10,087,179	$51,025	$(172,851)	$9,965,353

During the first quarter of 2022, the Company transferred $3.01 billion in fair value of debt securities from AFS to HTM. At the time of the transfer, $113.0 million of unrealized losses, net of tax, was retained in AOCI.

As of December 31, 2022 and 2021, the amortized cost of debt securities excluded accrued interest receivable of $41.8 million and $33.1 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-K.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$131,843	$(8,761)	$474,360	$(61,342)	$606,203	$(70,103)
U.S. government agency and U.S. government-sponsored enterprise debt securities	97,403	(6,902)	214,136	(49,364)	311,539	(56,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,144	(30,029)	248,125	(47,094)	500,269	(77,123)
Residential mortgage-backed securities	307,536	(20,346)	1,448,658	(228,554)	1,756,194	(248,900)
Municipal securities	95,655	(10,194)	159,439	(36,594)	255,094	(46,788)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	106,184	(3,309)	282,301	(46,087)	388,485	(49,396)
Residential mortgage-backed securities	22,715	(1,546)	626,509	(111,432)	649,224	(112,978)
Corporate debt securities	173,595	(17,907)	352,679	(129,321)	526,274	(147,228)
Foreign government bonds	107,576	(429)	36,143	(13,857)	143,719	(14,286)
Asset-backed securities	12,450	(524)	36,626	(1,552)	49,076	(2,076)
CLOs	144,365	(4,735)	453,299	(14,851)	597,664	(19,586)
Total AFS debt securities	$1,451,466	$(104,682)	$4,332,275	$(740,048)	$5,783,741	$(844,730)

($ in thousands)	December 31, 2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$935,776	$(14,689)	$47,881	$(1,998)	$983,657	$(16,687)
U.S. government agency and U.S. government-sponsored enterprise debt securities	773,647	(18,000)	402,907	(16,710)	1,176,554	(34,710)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	440,734	(13,589)	257,745	(15,265)	698,479	(28,854)
Residential mortgage-backed securities	2,138,542	(37,691)	330,522	(11,444)	2,469,064	(49,135)
Municipal securities	177,065	(5,682)	17,003	(606)	194,068	(6,288)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	301,925	(4,158)	40,013	(1,319)	341,938	(5,477)
Residential mortgage-backed securities	707,792	(8,966)	6,431	(11)	714,223	(8,977)
Corporate debt securities	183,916	(3,084)	251,494	(13,505)	435,410	(16,589)
Foreign government bonds	27,097	(5)	133,279	(3,476)	160,376	(3,481)
Asset-backed securities	24,885	(301)	—	—	24,885	(301)
CLOs	221,586	(64)	291,712	(2,288)	513,298	(2,352)
Total AFS debt securities	$5,932,965	$(106,229)	$1,778,987	$(66,622)	$7,711,952	$(172,851)

As of December 31, 2022, the Company had 559 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 263 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, 68 corporate debt securities, and 15 U.S. Treasury securities. In comparison, as of December 31, 2021, the Company had 431 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 180 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 50 U.S. government agency and U.S. government-sponsored agency debt securities, 21 U.S. Treasury securities, and 30 corporate debt securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates each AFS debt security where the fair value has declined below amortized cost. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in this Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The other securities that were in an unrealized loss position as of December 31, 2022 were mainly comprised of the following:
•Non-agency mortgage-backed securities — The market value decline as of December 31, 2022, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of December 31, 2022 was primarily due to interest rate movement and spread widening. Since these securities are nearly all rated investment grade by NRSROs or, if not, the issuer is a well-capitalized financial institution with strong profitability, and the contractual payments from these bonds have been, and are expected to be, received on time, the Company believes the risk of credit losses on these securities is low.

As of both December 31, 2022 and 2021, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company will not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses as of both December 31, 2022 and 2021 against these securities. In addition, there was no provision for credit losses recognized for the years ended December 31, 2022, 2021 and 2020.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. For additional information on the Company’s credit loss methodology, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of December 31, 2022, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of December 31, 2022. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents gross realized gains and tax expense related to the sales of AFS debt securities for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Gross realized gains	$1,306	$1,568	$12,299
Related tax expense	$386	$464	$3,636

Interest Income

The following table presents the composition of interest income on debt securities for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Taxable interest	$179,720	$131,985	$75,590
Nontaxable interest	19,186	11,998	6,963
Total interest income on debt securities	$198,906	$143,983	$82,553

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of December 31, 2022. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$—	$576,585	$99,721	$—	$676,306
Fair value	—	521,174	85,029	—	606,203
Weighted-average yield (1)	—%	1.28%	0.74%	—%	1.20%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	100,000	149,772	100,000	168,034	517,806
Fair value	99,939	144,796	81,973	134,899	461,607
Weighted-average yield (1)	4.97%	3.71%	1.26%	2.10%	2.96%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	31,165	161,960	2,395,321	2,588,446
Fair value	—	29,643	146,737	2,086,084	2,262,464
Weighted-average yield (1)	—%	3.20%	2.69%	3.22%	3.19%
Municipal securities
Amortized cost	2,307	34,865	6,847	259,865	303,884
Fair value	2,283	32,160	5,780	216,876	257,099
Weighted-average yield (1) (2)	2.21%	2.40%	1.85%	2.25%	2.26%
Non-agency mortgage-backed securities
Amortized cost	57,190	158,574	22,788	971,162	1,209,714
Fair value	56,222	151,239	22,000	818,092	1,047,553
Weighted-average yield (1)	4.93%	3.78%	0.84%	2.45%	2.72%
Corporate debt securities
Amortized cost	10,000	—	334,502	329,000	673,502
Fair value	9,856	—	292,049	224,369	526,274
Weighted average yield (1)	3.77%	—%	3.59%	1.98%	2.81%
Foreign government bonds
Amortized cost	133,999	7,166	50,000	50,000	241,165
Fair value	134,112	7,128	49,670	36,143	227,053
Weighted-average yield (1)	2.15%	2.24%	4.18%	1.50%	2.44%
Asset-backed securities
Amortized cost	—	—	—	51,152	51,152
Fair value	—	—	—	49,076	49,076
Weighted-average yield (1)	—%	—%	—%	5.16%	5.16%
CLOs
Amortized cost	—	—	25,000	592,250	617,250
Fair value	—	—	24,301	573,363	597,664
Weighted average yield (1)	—%	—%	5.23%	5.40%	5.40%
Total AFS debt securities
Amortized cost	$303,496	$958,127	$800,818	$4,816,784	$6,879,225
Fair value	$302,412	$886,140	$707,539	$4,138,902	$6,034,993
Weighted-average yield (1)	3.66%	2.18%	2.76%	3.16%	3.00%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$404,252	$119,829	$—	$524,081
Fair value	—	364,360	107,109	—	471,469
Weighted-average yield (1)	—%	1.01%	1.18%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	255,967	743,005	998,972
Fair value	—	—	216,340	573,072	789,412
Weighted-average yield (1)	—%	—%	1.94%	1.88%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	96,096	1,193,010	1,289,106
Fair value	—	—	80,706	961,604	1,042,310
Weighted-average yield (1)	—%	—%	1.56%	1.68%	1.67%
Municipal securities
Amortized cost	—	—	—	189,709	189,709
Fair value	—	—	—	151,980	151,980
Weighted-average yield (1) (2)	—%	—%	—%	1.98%	1.98%
Total HTM debt securities
Amortized cost	$—	$404,252	$471,892	$2,125,724	$3,001,868
Fair value	$—	$364,360	$404,155	$1,686,656	$2,455,171
Weighted-average yield (1)	—%	1.01%	1.67%	1.78%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of December 31, 2022 and 2021, AFS and HTM debt securities with carrying values of $794.2 million and $803.9 million, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of December 31, 2022 and 2021:

($ in thousands)	December 31,
	2022	2021
FRBSF stock	$61,374	$60,184
FHLB stock	17,250	17,250
Total restricted equity securities	$78,624	$77,434

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in this Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of December 31, 2022 and 2021. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

($ in thousands)	December 31, 2022				December 31, 2021
	Notional Amount		Fair Value		Notional Amount		Fair Value
			Derivative Assets	Derivative Liabilities			Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$3,450,000		$13,455	$19,687	$275,000		$—	$57
Net investment hedges:
Foreign exchange contracts	84,832		5,590	—	86,531		—	225
Total derivatives designated as hedging instruments	$3,534,832		$19,045	$19,687	$361,531		$—	$282
Derivatives not designated as hedging instruments:
Interest rate contracts	$16,932,414		$426,828	$564,829	$17,575,420		$240,222	$179,905
Commodity contracts	—	(1)	261,613	258,608	—	(1)	222,709	194,567
Foreign exchange contracts	2,982,891		47,519	44,117	1,874,681		21,033	15,276
Credit contracts	140,950	(2)	—	23	72,560	(2)	—	141
Equity contracts	—	(3)	323	—	—	(3)	220	—
Total derivatives not designated as hedging instruments	$20,056,255		$736,283	$867,577	$19,522,661		$484,184	$389,889
Gross derivative assets/liabilities			$755,328	$887,264			$484,184	$390,171
Less: Master netting agreements			(242,745)	(242,745)			(58,679)	(58,679)
Less: Cash collateral received/paid			(372,038)	—			(42,274)	(174,048)
Net derivative assets/liabilities			$140,545	$644,519			$383,231	$157,444

(1)The notional amount of the Company’s commodity contracts totaled 12,005 thousand barrels of crude oil and 247,704 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2022. In comparison, the notional amount of the Company’s commodity contracts totaled 17,924 thousand barrels of crude oil and 218,770 thousand MMBTUs of natural gas as of December 31, 2021.
(2)Notional amount for credit contracts reflects the Company’s pro-rata share of the derivative instruments in RPAs.
(3)The Company held equity contracts in one public company and 13 private companies as of December 31, 2022, and one public company and 12 private companies as of December 31, 2021.

Derivatives Designated as Hedging Instruments

Fair Value Hedges — The Company entered into interest rate swaps to hedge changes in the fair value of certain certificates of deposit due to changes in the designated benchmark interest rate. The interest rate swaps converted the certificates of deposit from fixed-rate payments to floating-rate payments. Changes in the fair values of the interest rate swaps and certificates of deposit were recorded in Interest Expense on the Consolidated Statement of Income. During 2020, both the hedging interest rate swaps and hedged certificates of deposit were called. Net gains of $3.1 million were recognized on the interest rate swaps, while net losses of $1.6 million were recognized on hedged certificates of deposit for the year ended December 31, 2020. The Company did not have any fair value hedges during both 2022 and 2021.

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of December 31, 2022, $3.25 billion and $200.0 million in notional amounts of interest rate contracts were designated as cash flow hedges to convert certain variable-rate loans and borrowings, respectively. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line as the hedged cash flows. Considering the interest rates, yield curve and notional amounts as of December 31, 2022, the Company expects to reclassify an estimated $41.0 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2022, 2021 and 2020. The after-tax impact of cash flow hedges on AOCI is shown in Note 15 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-K.

($ in thousands)	Year Ended December 31,
	2022	2021	2020
(Losses) gains recognized in AOCI:
Interest rate contracts	$(74,069)	$1,210	$(1,604)
Realized (losses) gains reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$3,200	$(868)	$113
Interest and dividend income (for cash flow hedges on loans)	(7,204)	—	—
Total	$(4,004)	$(868)	$113

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the RMB. The following table presents the pre-tax gains (losses) recognized in AOCI on net investment hedges for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Gains (losses) recognized in AOCI	$4,509	$(4,558)	$(6,700)

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and other Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position. Certain offsetting derivative contracts entered by the Company are cleared though the central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $163.4 million and $12.1 million, respectively, as of December 31, 2022. In comparison, applying variation margin payments as settlement to LCH and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $20.4 million and $105.7 million, respectively, as of December 31, 2021.

The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2022 and 2021.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives issued for customer-related positions and other economic hedges as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,656,491	$1,438	$521,719	$7,460,836	$211,727	$39,650
Written options	1,548,158	—	30,904	1,118,074	—	2,148
Collars and corridors	215,773	—	8,924	194,181	1,272	642
Subtotal	8,420,422	1,438	561,547	8,773,091	212,999	42,440
Foreign exchange contracts:
Forwards and spot	993,588	17,009	18,090	900,290	13,688	9,446
Swaps	623,143	6,629	12,178	66,474	1,034	17
Other	121,631	2,070	245	20,287	2	—
Subtotal	1,738,362	25,708	30,513	987,051	14,724	9,463
Total	$10,158,784	$27,146	$592,060	$9,760,142	$227,723	$51,903
Other economic hedges:
Interest rate contracts:
Swaps	$6,683,828	$384,201	$2,047	$7,490,074	$24,418	$136,190
Purchased options	1,580,275	32,233	—	1,118,074	2,159	—
Written options	32,117	—	1,235	—	—	—
Collars and corridors	215,772	8,956	—	194,181	646	1,275
Subtotal	8,511,992	425,390	3,282	8,802,329	27,223	137,465
Foreign exchange contracts:
Forwards and spot	77,998	3,050	87	267,689	1,564	2,695
Swaps	1,044,900	18,516	11,447	599,654	4,745	3,116
Other	121,631	245	2,070	20,287	—	2
Subtotal	1,244,529	21,811	13,604	887,630	6,309	5,813
Total	$9,756,521	$447,201	$16,886	$9,689,959	$33,532	$143,278

The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and other economic hedges as of December 31, 2022 and 2021:

($ and unit in thousands)	December 31, 2022				December 31, 2021
	Notional Units		Fair Value		Notional Units		Fair Value
			Assets	Liabilities			Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	2,465	Barrels	$39,955	$6,178	4,682	Barrels	$71,242	$60
Collars	3,011	Barrels	16,038	2,630	2,837	Barrels	33,826	106
Written options	—	Barrels	558	—	—	Barrels	87	—
Subtotal	5,476	Barrels	56,551	8,808	7,519	Barrels	105,155	166
Natural gas:
Swaps	92,590	MMBTUs	112,314	73,208	58,959	MMBTUs	49,188	3,775
Collars	32,072	MMBTUs	2,217	18,317	24,315	MMBTUs	10,903	458
Subtotal	124,662	MMBTUs	114,531	91,525	83,274	MMBTUs	60,091	4,233
Total			$171,082	$100,333			$165,246	$4,399
Other economic hedges:
Commodity contracts:
Crude oil:
Swaps	2,587	Barrels	$6,935	$36,060	7,517	Barrels	$27,524	$82,723
Collars	3,942	Barrels	1,378	12,856	2,888	Barrels	—	33,399
Purchased options	—	Barrels	—	516	—	Barrels	—	81
Subtotal	6,529	Barrels	8,313	49,432	10,405	Barrels	27,524	116,203
Natural gas:
Swaps	91,900	MMBTUs	69,767	106,883	109,567	MMBTUs	28,803	63,029
Collars	31,142	MMBTUs	12,451	1,960	25,929	MMBTUs	1,136	10,936
Subtotal	123,042	MMBTUs	82,218	108,843	135,496	MMBTUs	29,939	73,965
Total			$90,531	$158,275			$57,463	$190,168

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the normal credit review and monitoring process. The majority of the reference entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.4 years and 3.2 years, respectively, as of December 31, 2022 and 2021. Assuming that the underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2022 and 2021, the maximum exposure of protection sold RPAs would be zero and $3.2 million, respectively. The Company did not have any outstanding protection purchased RPAs as of both December 31, 2022 and 2021.

Equity Contracts — From time to time, as part of the Company’s loan origination process, the Company obtains warrants to purchase preferred and/or common stock of technology and life sciences companies to which it provides loans. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Classification on Consolidated Statement of Income	Year Ended December 31,
		2022	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$13,905	$11,493	$(8,637)
Foreign exchange contracts	Foreign exchange income	13,799	45,921	23,215
Credit contracts	Interest rate contracts and other derivative income	118	139	(5)
Equity contracts	Lending fees	151	382	11,025
Commodity contracts	Interest rate contracts and other derivative income	48	(58)	(35)
Net gains		$28,021	$57,877	$25,563

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2022, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $2.6 million, in which $1.1 million of collateral was posted to cover these positions. In comparison, as of December 31, 2021, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $66.8 million, in which $66.6 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of December 31, 2022 and 2021.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements to the fair values of contracts cleared through central clearing organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of overcollateralization are not shown:

($ in thousands)	As of December 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$755,328	$(242,745)	$(372,038)	$140,545	$(60,567)	$79,978
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$887,264	$(242,745)	$—	$644,519	$(38,438)	$606,081

($ in thousands)	As of December 31, 2021
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$484,184	$(58,679)	$(42,274)	$383,231	$—	$383,231
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$390,171	$(58,679)	$(174,048)	$157,444	$(106,598)	$50,846

(1)Includes $2.1 million and $587 thousand of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2022 and 2021, respectively.
(2)Includes $566 thousand and $666 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2022 and 2021, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $384.9 million and $47.0 million as of December 31, 2022 and 2021, respectively. Of the gross cash collateral received, $372.0 million and $42.3 million were used to offset against derivative assets as of December 31, 2022 and 2021, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $490 thousand and $176.5 million as of December 31, 2022 and 2021, respectively. Of the gross cash collateral pledged, none and $174.0 million were used to offset against derivative liabilities as of December 31, 2022 and 2021, respectively.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to the resale and repurchase agreements. Refer to Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022	December 31, 2021
Commercial:
C&I (1)	$15,711,095	$14,150,608
CRE:
CRE	13,857,870	12,155,047
Multifamily residential	4,573,068	3,675,605
Construction and land	638,420	346,486
Total CRE	19,069,358	16,177,138
Total commercial	34,780,453	30,327,746
Consumer:
Residential mortgage:
Single-family residential	11,223,027	9,093,702
HELOCs	2,122,655	2,144,821
Total residential mortgage	13,345,682	11,238,523
Other consumer	76,295	127,512
Total consumer	13,421,977	11,366,035
Total loans held-for-investment (2)	$48,202,430	$41,693,781
Allowance for loan losses	(595,645)	(541,579)
Loans held-for-investment, net (2)	$47,606,785	$41,152,202

(1)Includes Paycheck Protection Program loans of $99.0 million and $534.2 million as of December 31, 2022 and 2021, respectively.
(2)Includes $(70.4) million and $(50.7) million net deferred loan fees and net unamortized premiums as of December 31, 2022 and 2021, respectively.

Loans held-for-investment accrued interest receivable was $208.4 million and $107.4 million as of December 31, 2022 and 2021, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for the years ended December 31, 2022, 2021 and 2020. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $28.30 billion and $27.67 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of December 31, 2022 and 2021.

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

The following tables summarize the Company’s loans held-for-investment by loan portfolio segments, internal risk ratings and vintage year as of December 31, 2022 and 2021. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

	December 31, 2022
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total

($ in thousands)	2022	2021	2020	2019	2018	Prior
Commercial:
C&I:
Pass	$2,831,834	$2,053,215	$623,026	$392,013	$143,970	$97,605	$9,177,401	$20,548	$15,339,612
Criticized (accrual)	72,210	34,296	48,761	34,221	20,646	12,933	97,988	—	321,055
Criticized (nonaccrual)	18,722	4,797	10,733	243	5,618	10,315	—	—	50,428
Total C&I	2,922,766	2,092,308	682,520	426,477	170,234	120,853	9,275,389	20,548	15,711,095
CRE:
Pass	4,178,780	2,404,634	1,505,150	1,771,679	1,471,710	1,909,925	165,653	22,009	13,429,540
Criticized (accrual)	3,518	60,573	159,424	40,095	91,132	32,173	1,455	16,716	405,086
Criticized (nonaccrual)	—	19,044	—	—	—	4,200	—	—	23,244
Subtotal CRE	4,182,298	2,484,251	1,664,574	1,811,774	1,562,842	1,946,298	167,108	38,725	13,857,870
Multifamily residential:
Pass	1,500,289	892,598	641,677	519,614	350,044	625,293	11,325	—	4,540,840
Criticized (accrual)	—	—	—	707	4,276	27,076	—	—	32,059
Criticized (nonaccrual)	—	—	—	—	—	169	—	—	169
Subtotal multifamily residential	1,500,289	892,598	641,677	520,321	354,320	652,538	11,325	—	4,573,068
Construction and land:
Pass	288,394	276,839	31,804	3,104	2,805	231	9,073	—	612,250
Criticized (accrual)	4,504	—	—	—	21,666	—	—	—	26,170
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	292,898	276,839	31,804	3,104	24,471	231	9,073	—	638,420
Total CRE	5,975,485	3,653,688	2,338,055	2,335,199	1,941,633	2,599,067	187,506	38,725	19,069,358
Total commercial	8,898,251	5,745,996	3,020,575	2,761,676	2,111,867	2,719,920	9,462,895	59,273	34,780,453
Consumer:
Single-family residential:
Pass (2)	3,548,894	2,453,717	1,775,696	1,101,965	817,164	1,500,359	—	—	11,197,795
Criticized (accrual)	—	1,275	785	1,463	4,352	3,935	—	—	11,810
Criticized (Nonaccrual) (2)	141	—	204	3,202	1,721	8,154	—	—	13,422
Subtotal single-family residential mortgage	3,549,035	2,454,992	1,776,685	1,106,630	823,237	1,512,448	—	—	11,223,027
HELOCs:
Pass	520	3,583	7,336	3,203	525	8,960	1,958,692	127,401	2,110,220
Criticized (accrual)	—	6	—	—	—	—	4	1,079	1,089
Criticized (nonaccrual)	—	—	483	231	1,017	4,844	1,001	3,770	11,346
Subtotal HELOCs	520	3,589	7,819	3,434	1,542	13,804	1,959,697	132,250	2,122,655
Total residential mortgage	3,549,555	2,458,581	1,784,504	1,110,064	824,779	1,526,252	1,959,697	132,250	13,345,682
Other consumer:
Pass	17,088	137	5,356	—	—	15,808	37,804	—	76,193
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	99	—	99
Total other consumer	17,091	137	5,356	—	—	15,808	37,903	—	76,295
Total consumer	3,566,646	2,458,718	1,789,860	1,110,064	824,779	1,542,060	1,997,600	132,250	13,421,977
Total by risk rating:
Pass	12,365,799	8,084,723	4,590,045	3,791,578	2,786,218	4,158,181	11,359,948	169,958	47,306,450
Criticized (accrual)	80,235	96,150	208,970	76,486	142,072	76,117	99,447	17,795	797,272
Criticized (nonaccrual)	18,863	23,841	11,420	3,676	8,356	27,682	1,100	3,770	98,708
Total	$12,464,897	$8,204,714	$4,810,435	$3,871,740	$2,936,646	$4,261,980	$11,460,495	$191,523	$48,202,430

	December 31, 2021
	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total

($ in thousands)	2021	2020	2019	2018	2017	Prior
Commercial:
C&I:
Pass	$3,911,722	$1,133,085	$629,007	$187,195	$132,392	$225,326	$7,383,485	$28,842	$13,631,054
Criticized (accrual)	85,036	117,357	72,277	51,553	15,136	4,005	115,167	—	460,531
Criticized (nonaccrual)	29,456	2,792	513	517	9,301	16,444	—	—	59,023
Total C&I	4,026,214	1,253,234	701,797	239,265	156,829	245,775	7,498,652	28,842	14,150,608
CRE:
Pass	2,792,193	2,090,503	2,230,520	1,863,481	1,120,682	1,727,862	128,668	6,389	11,960,298
Criticized (accrual)	71,055	3,200	9,176	21,077	24,851	55,892	—	—	185,251
Criticized (nonaccrual)	4,350	—	—	—	4,752	396	—	—	9,498
Subtotal CRE	2,867,598	2,093,703	2,239,696	1,884,558	1,150,285	1,784,150	128,668	6,389	12,155,047
Multifamily residential:
Pass	1,026,295	726,772	688,453	419,319	308,087	424,947	20,524	—	3,614,397
Criticized (accrual)	—	—	721	22,344	7,033	30,666	—	—	60,764
Criticized (nonaccrual)	—	—	—	—	—	444	—	—	444
Subtotal multifamily residential	1,026,295	726,772	689,174	441,663	315,120	456,057	20,524	—	3,675,605
Construction and land:
Pass	122,983	103,743	90,544	3,412	—	391	—	—	321,073
Criticized (accrual)	3,355	—	—	22,058	—	—	—	—	25,413
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	126,338	103,743	90,544	25,470	—	391	—	—	346,486
Total CRE	4,020,231	2,924,218	3,019,414	2,351,691	1,465,405	2,240,598	149,192	6,389	16,177,138
Total commercial	8,046,445	4,177,452	3,721,211	2,590,956	1,622,234	2,486,373	7,647,844	35,231	30,327,746
Consumer:
Single-family residential:
Pass (2)	2,616,958	2,108,370	1,375,929	1,079,030	763,351	1,127,516	—	—	9,071,154
Criticized (accrual)	—	—	458	2,813	1,899	3,212	—	—	8,382
Criticized (nonaccrual) (2)	—	—	1,751	3,889	4,295	4,231	—	—	14,166
Subtotal single-family residential mortgage	2,616,958	2,108,370	1,378,138	1,085,732	769,545	1,134,959	—	—	9,093,702
HELOCs:
Pass	648	3,277	4,644	1,347	3,268	11,215	1,913,478	197,414	2,135,291
Criticized (accrual)	—	—	—	—	—	371	7	708	1,086
Criticized (nonaccrual)	—	—	52	188	3,543	973	—	3,688	8,444
Subtotal HELOCs	648	3,277	4,696	1,535	6,811	12,559	1,913,485	201,810	2,144,821
Total residential mortgage	2,617,606	2,111,647	1,382,834	1,087,267	776,356	1,147,518	1,913,485	201,810	11,238,523
Other consumer:
Pass	16,831	5,258	—	—	1,741	52,147	51,481	—	127,458
Criticized (accrual)	2	—	—	—	—	—	—	—	2
Criticized (nonaccrual)	—	—	—	—	—	—	52	—	52
Total other consumer	16,833	5,258	—	—	1,741	52,147	51,533	—	127,512
Total consumer	2,634,439	2,116,905	1,382,834	1,087,267	778,097	1,199,665	1,965,018	201,810	11,366,035
Total by risk rating:
Pass	10,487,630	6,171,008	5,019,097	3,553,784	2,329,521	3,569,404	9,497,636	232,645	40,860,725
Criticized (accrual)	159,448	120,557	82,632	119,845	48,919	94,146	115,174	708	741,429
Criticized (nonaccrual)	33,806	2,792	2,316	4,594	21,891	22,488	52	3,688	91,627
Total	$10,680,884	$6,294,357	$5,104,045	$3,678,223	$2,400,331	$3,686,038	$9,612,862	$237,041	$41,693,781

(1)$26.2 million, $6.5 million and $23.9 million of total commercial loans, primarily comprised of CRE and C&I revolving loans, were converted to term loans during the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, no consumer loans were converted to term loans. $54.1 million and $145.0 million of total consumer loans, comprised of HELOCs, were converted to term loans during the years ended December 31, 2021 and 2020, respectively.
(2)As of December 31, 2022 and 2021, $818 thousand and $1.6 million, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of total loans held-for-investment as of December 31, 2022 and 2021:

($ in thousands)	December 31, 2022
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,651,312	$6,482	$2,873	$9,355	$50,428	$15,711,095
CRE:
CRE	13,820,441	14,185	—	14,185	23,244	13,857,870
Multifamily residential	4,571,899	678	322	1,000	169	4,573,068
Construction and land	638,420	—	—	—	—	638,420
Total CRE	19,030,760	14,863	322	15,185	23,413	19,069,358
Total commercial	34,682,072	21,345	3,195	24,540	73,841	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,183,134	13,523	12,130	25,653	14,240	11,223,027
HELOCs	2,102,523	7,700	1,086	8,786	11,346	2,122,655
Total residential mortgage	13,285,657	21,223	13,216	34,439	25,586	13,345,682
Other consumer	73,004	109	3,083	3,192	99	76,295
Total consumer	13,358,661	21,332	16,299	37,631	25,685	13,421,977
Total	$48,040,733	$42,677	$19,494	$62,171	$99,526	$48,202,430

($ in thousands)	December 31, 2021
	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$14,080,516	$6,983	$4,086	$11,069	$59,023	$14,150,608
CRE:
CRE	12,141,827	3,722	—	3,722	9,498	12,155,047
Multifamily residential	3,669,819	5,320	22	5,342	444	3,675,605
Construction and land	346,486	—	—	—	—	346,486
Total CRE	16,158,132	9,042	22	9,064	9,942	16,177,138
Total commercial	30,238,648	16,025	4,108	20,133	68,965	30,327,746
Consumer:
Residential mortgage:
Single-family residential	9,059,222	10,191	8,569	18,760	15,720	9,093,702
HELOCs	2,130,523	4,776	1,078	5,854	8,444	2,144,821
Total residential mortgage	11,189,745	14,967	9,647	24,614	24,164	11,238,523
Other consumer	127,352	99	9	108	52	127,512
Total consumer	11,317,097	15,066	9,656	24,722	24,216	11,366,035
Total	$41,555,745	$31,091	$13,764	$44,855	$93,181	$41,693,781

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both December 31, 2022 and 2021. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by the collateral value and there is no loss expectation.

($ in thousands)	December 31, 2022	December 31, 2021
Commercial:
C&I	$11,398	$22,967
CRE	22,944	9,102
Total commercial	34,342	32,069
Consumer:
Single-family residential	2,998	5,785
HELOCs	7,245	5,033
Total consumer	10,243	10,818
Total nonaccrual loans with no related allowance for loan losses	$44,585	$42,887

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $270 thousand in foreclosed assets as of December 31, 2022, compared with $10.3 million as of December 31, 2021. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of consumer real estate loans that were in an active or suspended foreclosure process was $7.5 million and $7.3 million as of December 31, 2022 and 2021, respectively.

Troubled Debt Restructurings

TDRs are individually evaluated, and the type of restructuring is selected based on the loan type and the circumstances of the borrower’s financial difficulties. A TDR is a modification of the terms of a loan when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not have otherwise considered. The COVID-related modifications that occurred between March 1, 2020 and January 1, 2022, were generally not classified as TDRs due to the relief under the Coronavirus Aid, Relief, and Economic Security Act, as amended by the Consolidated Appropriations Act, 2021 and the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised), and therefore are not included in the discussion below. See Note 1 — Summary of Significant Accounting Policies — Troubled Debt Restructurings to the Consolidated Financial Statements in this Form 10-K for additional information on TDR relief.

The following tables present the additions to TDRs for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2022
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	7	$69,050	$38,415	$12,638
Total commercial	7	69,050	38,415	12,638
Consumer:
Residential mortgage:
HELOCs	2	662	697	2
Total residential mortgage	2	662	697	2
Total consumer	2	662	697	2
Total	9	$69,712	$39,112	$12,640

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2021
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	5	$24,155	$20,263	$1,108
CRE:
Multifamily residential	1	1,101	1,066	—
Total CRE	1	1,101	1,066	—
Total commercial	6	25,256	21,329	1,108
Total	6	$25,256	$21,329	$1,108

($ in thousands)	Loans Modified as TDRs During the Year Ended December 31, 2020
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	14	$152,249	$134,467	$19,555
CRE:
CRE	2	21,429	21,221	18
Multifamily residential	1	1,220	1,226	—
Total CRE	3	22,649	22,447	18
Total commercial	17	174,898	156,914	19,573
Total	17	$174,898	$156,914	$19,573

(1)Includes subsequent payments after modification and reflects the balance as of December 31, 2022, 2021 and 2020.
(2)Includes charge-offs and specific reserves recorded since the modification date. Loans modified more than once are reported in the period they were first modified.

The following tables present the TDR post-modification outstanding balances by the primary modification type for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Modification Type During the Year Ended December 31, 2022
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$24,238	$—	$—	$—	$14,177	$38,415
Total commercial	24,238	—	—	—	14,177	38,415
Consumer:
Residential mortgage:
HELOCs	697	—	—	—	—	697
Total residential mortgage	697	—	—	—	—	697
Total consumer	697	—	—	—	—	697
Total	$24,935	$—	$—	$—	$14,177	$39,112

($ in thousands)	Modification Type During the Year Ended December 31, 2021
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$4,679	$—	$15,584	$—	$—	$20,263
CRE:
Multifamily residential	1,066	—	—	—	—	1,066
Total CRE	1,066	—	—	—	—	1,066
Total commercial	5,745	—	15,584	—	—	21,329
Total	$5,745	$—	$15,584	$—	$—	$21,329

($ in thousands)	Modification Type During the Year Ended December 31, 2020
	Principal (1)	Principal and Interest (2)	Interest Rate Reduction	Interest Deferments	Other (3)	Total
Commercial:
C&I	$59,134	$10,863	$31,913	$32,557	$—	$134,467
CRE:
CRE	21,221	—	—	—	—	21,221
Multifamily residential	1,226	—	—	—	—	1,226
Total CRE	22,447	—	—	—	—	22,447
Total commercial	81,581	10,863	31,913	32,557	—	156,914
Total	$81,581	$10,863	$31,913	$32,557	$—	$156,914

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes principal and interest deferments or reductions.
(3)Includes primarily funding to secure additional collateral and provide liquidity to collateral-dependent and term extension to C&I loans.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the years ended December 31, 2022, 2021 and 2020 that were modified as TDRs during the 12 months preceding payment default:

($ in thousands)	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2022		2021		2020
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	2	$10,296	1	$11,431	1	$15,852
Total commercial	2	10,296	1	11,431	1	15,852
Total	2	$10,296	1	$11,431	1	$15,852

As of December 31, 2022 and 2021, the remaining commitments to lend to borrowers whose terms of their outstanding owed balances were modified as TDRs were $16.2 million and $5.0 million, respectively.

Allowance for Credit Losses

The Company has a current expected credit losses (“CECL”) framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, and periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors.

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

There were no changes to the overall model methodology in 2022 and 2021 and no changes to the reasonable and supportable forecast period, and reversion to the historical loss experience method in 2022. In 2021, the reasonable and supportable forecast period, key credit risk characteristics and macroeconomic variables to estimate the expected credit losses of the C&I segment were modified due to model enhancement.

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

Allowance for Loan Losses for the Commercial Loan Portfolio

The Company’s C&I lifetime loss rate model estimates the loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans 11 quarters, thereafter immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

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
–the experience, ability and depth of the Company’s management and associates;
–the effect of other external factors such as the regulatory and legal environments, or changes in technology;
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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2022, collateral-dependent commercial and consumer loans totaled $47.4 million and $13.4 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $37.0 million and $14.0 million, respectively, as of December 31, 2021. The Company's collateral-dependent loans were secured by real estate. As of both December 31, 2022 and 2021, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)		Year Ended December 31, 2022
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	37,604	8,212	15,651	(6,433)	18,867	1,124	(258)	74,767
Gross charge-offs		(18,738)	(10,871)	(7,237)	—	(775)	(193)	(106)	(37,920)
Gross recoveries		16,824	1,583	559	74	312	109	—	19,461
Total net (charge-offs) recoveries		(1,914)	(9,288)	(6,678)	74	(463)	(84)	(106)	(18,459)
Foreign currency translation adjustment		(2,242)	—	—	—	—	—	—	(2,242)
Allowance for loan losses, end of period		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645

($ in thousands)		Year Ended December 31, 2021
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(39,732)	14,282	(15,076)	7,576	1,965	745	1,286	(28,954)
Gross charge-offs		(32,490)	(28,430)	(130)	(2,954)	(1,046)	(45)	(1,497)	(66,592)
Gross recoveries		11,906	1,297	2,033	607	721	45	5	16,614
Total net (charge-offs) recoveries		(20,584)	(27,133)	1,903	(2,347)	(325)	—	(1,492)	(49,978)
Foreign currency translation adjustment		528	—	—	—	—	—	—	528
Allowance for loan losses, end of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579

($ in thousands)		Year Ended December 31, 2020
		Commercial				Consumer			Total
		C&I	CRE			Residential Mortgage		Other Consumer
			CRE	Multifamily Residential	Construction and Land	Single- Family Residential	HELOCs
Allowance for loan losses, beginning of period		$238,376	$40,509	$22,826	$19,404	$28,527	$5,265	$3,380	$358,287
Impact of ASU 2016-13 adoption		74,237	72,169	(8,112)	(9,889)	(3,670)	(1,798)	2,221	125,158
Provision for (reversal of) credit losses on loans	(a)	145,212	55,864	10,879	644	(9,922)	(605)	(3,381)	198,691
Gross charge-offs		(66,225)	(15,206)	—	—	—	(221)	(185)	(81,837)
Gross recoveries		5,428	10,455	1,980	80	585	49	95	18,672
Total net (charge-offs) recoveries		(60,797)	(4,751)	1,980	80	585	(172)	(90)	(63,165)
Foreign currency translation adjustment		1,012	—	—	—	—	—	—	1,012
Allowance for loan losses, end of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb expected credit losses related to unfunded credit facilities. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)		Year Ended December 31,
		2022	2021	2020
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$27,514	$33,577	$11,158
Impact of ASU 2016-13 adoption		—	—	10,457
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(1,267)	(6,046)	11,962
Foreign currency translation adjustments		17	(17)	—
Allowance for unfunded credit commitments, end of period		26,264	27,514	33,577
Provision for (reversal of) credit losses	(a) + (b)	$73,500	$(35,000)	$210,653

The allowance for credit losses was $621.9 million as of December 31, 2022, an increase of $52.8 million, compared with $569.1 million as of December 31, 2021. The increase in the allowance for credit losses was primarily driven by the current economic outlook, which reflected ongoing concerns with inflation, global supply chain disruptions and rising interest rates, as well as loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of December 31, 2022, the Company assigned a lower weighting to its downside scenario and higher weightings to the baseline and upside scenarios, compared with the weightings assigned as of December 31, 2021. This was because the current baseline economic forecast better reflected, compared with a year ago, the impact of high inflation, lower than previously anticipated annual GDP growth, rising interest rates, and continued global oil and supply chain issues. Macroeconomic assumptions underlying the baseline forecast included a lower annual GDP growth from 1.9% for 2022 to 0.9% for 2023 and an increase in the average unemployment rate from 3.7% in 2022 to 4.0% for 2023. The downside scenario assumed that worsening supply chain issues and rising inflation would cause a broad economic recession in 2023 with the annual GDP growth rate dropping to an average decline of 1.3% and the average unemployment rate rising to 6.8% in 2023. The upside scenario assumed a more optimistic economic outlook for 2023, including higher GDP growth of 2.6%, the unemployment rate improving to 3.5%, and no recession concerns.

Loans Held-for-Sale

Loans held-for-sale consisted of $25.6 million of C&I loans and $635 thousand of single-family residential loans as of December 31, 2022 and 2021, respectively. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K for additional details.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loans with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, loans sold and purchased for the held-for-investment portfolio, during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$530,524	$88,075	$—	$—	$5,178	$623,777
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$—	$631	$631
Sales (2)(3)(4)	$501,289	$88,075	$—	$—	$6,403	$595,767
Purchases (5)	$363,549	$—	$—	$—	$293,721	$657,270

	Year Ended December 31, 2021
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$496,655	$78,834	$—	$18,883	$5,238	$599,610
Sales (2)(3)(4)	$502,694	$78,834	$—	$21,557	$18,458	$621,543
Purchases (5)	$479,690	$—	$370	$—	$564,651	$1,044,711

	Year Ended December 31, 2020
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$300,677	$26,994	$1,398	$—	$—	$329,069
Sales (2)(3)(4)	$303,520	$26,994	$1,398	$—	$80,309	$412,221
Purchases (5)	$154,154	$—	$2,358	$—	$233,068	$389,580

(1)Includes write-downs of $3.1 million, $12.2 million and $2.8 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)Includes originated loans sold of $387.5 million, $413.1 million and $400.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Originated loans sold consisted primarily of C&I and CRE loans for all periods.
(3)Includes $208.2 million, $208.4 million and $11.8 million of purchased loans sold in the secondary market for the years ended December 31, 2022, 2021 and 2020, respectively.
(4)Net gains on sales of loans were $6.4 million, $8.9 million and $4.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas. For the Company’s accounting policies and impairment evaluation and monitoring process of tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

The following table presents investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments as of December 31, 2022 and 2021:

	December 31,
	2022		2021
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$413,253	$266,654	$289,741	$146,152
Investments in tax credit and other investments, net	350,003	185,797	338,522	163,464
Total	$763,256	$452,451	$628,263	$309,616

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $24.0 million and $26.6 million, as of December 31, 2022 and 2021, respectively. The Company invests in these mutual funds for CRA purposes. The Company also held equity securities without readily determinable fair values totaling $36.5 million and $33.1 million as of December 31, 2022 and 2021, respectively.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Investments in qualified housing partnerships, net
Tax credits and other tax benefits recognized	$52,132	$50,643	$45,971
Amortization expense included in income tax expense	$38,759	$33,248	$37,132
Investments in tax credit and other investments, net
Amortization of tax credit and other investments	$113,358	$122,457	$70,082
Unrealized (losses) gains on equity securities with readily determinable values	$(2,928)	$(746)	$732
Impairment recoveries (losses), net (1)	$469	$1,250	$(3,699)

(1)For the year ended December 31, 2022, impairment recoveries of $3.4 million were related to three energy tax credits and one historic tax credit, respectively, offset by impairment losses of $2.9 million related to two historic tax credits. For the year ended December 31, 2021, impairment recoveries were related to one historic tax credit and two energy tax credits. For the year ended December 31, 2020, impairment losses of $4.8 million and $360 thousand related to three historic tax credits and one non-marketable equity security, respectively, offset by impairment recoveries of $1.5 million related to one energy tax credit and three historic tax credits.

As of December 31, 2022, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments are estimated to be funded as follows:

($ in thousands)	Amount
2023	$312,795
2024	64,576
2025	64,617
2026	3,936
2027	1,413
Thereafter	5,114
Total	$452,451

Variable Interest Entities

The majority of both the investments in affordable housing partnerships and tax credit and other investments discussed above are VIEs where the Company is a limited partner in these partnerships, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these structures due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Special purpose entities formed in connection with securitization transactions are generally considered VIEs. A CLO is a VIE that purchases a pool of assets consisting primarily of non-investment grade corporate loans, and issues multiple tranches of notes to investors to fund the asset purchases and pay upfront expenses associated with forming the CLO. The Company served as the collateral manager of a CLO that closed in 2019 and subsequently reassigned its portfolio manager responsibilities in 2020. The Company retained the top three investment grade-rated tranches issued by the CLO, for which the total carrying amount was $284.3 million and $291.7 million as of December 31, 2022 and 2021, respectively.

Note 8 — Goodwill

Total goodwill was $465.7 million as of both December 31, 2022 and 2021. The Company’s goodwill impairment test is performed annually as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment test as of December 31, 2022 by using a quantitative assessment, and concluded goodwill was not impaired. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 ~~—~~ Summary of Significant Accounting Policies ~~—~~ Significant Accounting Policies ~~—~~ Goodwill to the Consolidated Financial Statements in this Form 10-K.

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2022 and 2021:

($ in thousands)	December 31,
	2022	2021
Deposits:
Noninterest-bearing demand	$21,051,090	$22,845,464
Interest-bearing checking	6,672,165	6,524,721
Money market	12,265,024	13,130,300
Savings	2,649,037	2,888,065
Time deposits (1):
Domestic office	11,878,734	6,940,013
Foreign office	1,451,799	1,021,969
Total deposits	$55,967,849	$53,350,532

(1)The aggregate amount of time deposits that met or exceeded the deposit insurance limit was $10.56 billion and $5.95 billion as of December 31, 2022 and 2021, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2022:

($ in thousands)	Amount
2023	$13,102,192
2024	201,014
2025	16,009
2026	4,795
2027	6,523
Total	$13,330,533

Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents the balance of the Company’s junior subordinated debt and FHLB advances as of December 31, 2022 and 2021, and the related contractual rates and maturity dates as of December 31, 2022:

($ in thousands)	Interest Rate	Maturity Dates	December 31,
			2022	2021
			Amount	Amount
Parent company
Junior subordinated debt (1) — floating (2)	6.12% — 6.67%	2034 — 2037	$147,950	$147,658
Bank
FHLB advances (3)— floating (2)	—%	2022	$—	$249,331

(1)The weighted-average contractual interest rates for junior subordinated debt were 3.49% and 1.74% as of December 31, 2022 and 2021, respectively.
(2)Floating interest rates reset monthly or quarterly based on London Interbank Offered Rate (“LIBOR”).
(3)The weighted-average contractual interest rates for FHLB advances were 1.89% and 1.17% as of December 31, 2022 and 2021, respectively.

FHLB Advances

The Bank’s available borrowing capacity from FHLB advances totaled $12.77 billion and $11.93 billion as of December 31, 2022 and 2021, respectively. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. There were no FHLB advances as of December 31, 2022. As of December 31, 2021, all advances were secured by real estate loans.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2022, East West had six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances. The proceeds from these issuances represent liabilities of East West to the Trusts and are reported as a component of Long-term debt on the Consolidated Balance Sheet. Interest payments on these securities are made quarterly and are deductible for tax purposes.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2022, and 2021:

Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	December 31, 2022		December 31, 2021
				Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debt	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debt
($ in thousands)
East West Capital Trust V	November 2034	3-month LIBOR + 1.80%	6.49%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month LIBOR + 1.50%	6.27%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month LIBOR + 1.35%	6.12%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month LIBOR + 1.40%	6.13%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month LIBOR + 1.90%	6.67%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month LIBOR + 1.55%	6.32%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)The debt instruments above mature in more than five years after December 31, 2022 and are subject to call options where early redemption requires appropriate notice.

Note 11 — Income Taxes

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Current income tax expense (benefit):
Federal	$163,797	$84,249	$84,560
State	160,629	95,939	74,252
Foreign	3,133	(1,554)	671
Total current income tax expense	327,559	178,634	159,483
Deferred income (benefit) tax expense:
Federal	(23,484)	1,528	(28,093)
State	(21,835)	3,259	(11,671)
Foreign	1,331	(25)	(1,751)
Total deferred income (benefit) tax expense	(43,988)	4,762	(41,515)
Income tax expense	$283,571	$183,396	$117,968

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal income tax effect	7.8	7.4	7.2
Tax credits and benefits, net of related expenses	(8.9)	(11.3)	(12.4)
Other, net	0.2	0.3	1.4
Effective tax rate	20.1%	17.4%	17.2%

The following table summarizes the tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2022 and 2021:

($ in thousands)	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses and nonperforming assets valuation allowance	$191,187	$166,398
Investments in qualified affordable housing partnerships, tax credit and other investments, net	21,011	14,977
Stock compensation and other accrued compensation	25,857	23,954
Interest income on nonaccrual loans	5,185	4,192
State taxes	13,259	5,237
Net unrealized losses on debt securities and derivatives	309,837	37,423
Tax credit carryforwards	—	8,692
Premises and equipment	3,827	1,434
Lease liabilities	34,859	31,324
Other	6,169	1,018
Total deferred tax assets	$611,191	$294,649
Deferred tax liabilities:
Equipment lease financing	$27,237	$26,607
Investments in qualified affordable housing partnerships, tax credit and other investments, net	7,709	12,187
FHLB stock dividends	1,926	1,886
Mortgage servicing assets	1,963	1,759
Acquired debts	1,477	1,536
Prepaid expenses	2,478	1,525
Operating lease right-of-use assets	32,606	29,472
Other	6,270	1,547
Total deferred tax liabilities	$81,666	$76,519
Net deferred tax assets	$529,525	$218,130

As of both December 31, 2022 and 2021, the Company concluded that no valuation allowance was necessary to reduce the deferred tax assets since estimated future taxable income will be sufficient to utilize these assets. For further information on the Company’s valuation policy on deferred taxes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Beginning balance	$5,045	$5,045	$—
Additions for tax positions related to prior years	—	—	5,045
Settlements with taxing authorities	(4,568)	—	—
Ending balance	$477	$5,045	$5,045

The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. In 2022, the Company resolved an issue regarding previously claimed tax credits related to DC Solar and affiliates with the Internal Revenue Service (“IRS”) and remitted the taxes and interest owed on the 2018 tax year. The total amount paid under this settlement was $5.2 million, including $4.6 million of taxes and interest of $599 thousand. The amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented.

The Company files federal income tax returns, as well as returns in various state and foreign jurisdictions. Beginning in the 2012 tax year, the Company has executed a Memorandum of Understanding with the IRS to voluntarily participate in the IRS Compliance Assurance Process (“CAP”). Under the CAP, the IRS audits the tax position of the Company to identify and resolve any tax issues that may arise throughout the tax year. The objective of the CAP is to resolve issues in a timely and contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Company’s 2022 tax year is under the CAP audit. The Company is subject to income tax examination by the IRS for the tax years 2019 and forward. The Company is also subject to tax examination in various state jurisdictions for the tax years 2017 and forward. The Company is currently under examination by certain state and local jurisdictions for tax years 2017 through 2019 in New York, New York City and California. The Company does not believe that the outcome of unresolved issues or claims in any of the tax jurisdictions is likely to be material on the Company’s Consolidated Financial Statements. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2022.

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

The following table presents the Company’s credit-related commitments as of December 31, 2022 and 2021:

	December 31,
	2022					2021
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$3,680,606	$3,469,265	$971,534	$90,166	$8,211,571	$6,911,398
Commercial letters of credit and SBLCs	677,255	462,367	69,815	1,082,529	2,291,966	2,221,699
Total	$4,357,861	$3,931,632	$1,041,349	$1,172,695	$10,503,537	$9,133,097

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of December 31, 2022, total letters of credit of $2.29 billion consisted of SBLCs of $2.27 billion and commercial letters of credit of $21.6 million. As of December 31, 2021, total letters of credit of $2.22 billion consisted of SBLCs of $2.14 billion and commercial letters of credit of $78.9 million. As of both December 31, 2022 and 2021, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $26.2 million and $27.5 million as of December 31, 2022 and 2021, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of December 31, 2022 and 2021:

	Maximum Potential Future Payments						Carrying Value
	December 31,						December 31,
	2022					2021	2022	2021
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$36	$111	$—	$6,634	$6,781	$7,926	$6,781	$7,926
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	21,320	23,169
Total	$36	$111	$—	$21,630	$21,777	$22,922	$28,101	$31,095

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $37 thousand and $29 thousand as of December 31, 2022 and 2021, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K. As of December 31, 2022 and 2021, these commitments totaled $452.5 million and $309.6 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stocks, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of December 31, 2022, 2021 and 2020. An aggregate of 17.1 million shares of common stock were authorized under the 2021 Stock Incentive Plan, and the total number of shares available for grant was approximately 4.9 million as of December 31, 2022.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (deficiencies) associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Stock compensation costs	$37,601	$32,567	$29,237
Related net tax benefits (deficiencies) for stock compensation plans	$5,293	$1,760	$(1,839)

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

During the year ended December 31, 2022, the Company modified 31,523 time-based RSUs held by 119 foreign employees from vesting in cash to vesting in shares without changing any of the other terms. There was no incremental compensation expense recognized as a result of the modification as of December 31, 2022.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the year ended December 31, 2022. The number of outstanding performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, January 1, 2022	1,329,946	$52.65	369,731	$54.28
Modified from cash-settled RSUs	31,523	77.28	—	—
Granted	444,359	78.15	91,874	77.91
Vested	(373,363)	53.07	(125,213)	54.64
Forfeited	(135,599)	63.15	(3,882)	77.91
Outstanding, December 31, 2022	1,296,866	$60.77	332,510	$60.40

The following table presents a summary of the activities for the Company’s time-based RSUs that are cash-settled for the year ended December 31, 2022. During 2022, the amount of cash paid to settle the vested RSUs was $318 thousand.

Shares
Outstanding, January 1, 2022	32,647
Modified to share-settled RSUs	(31,523)
Granted	2,668
Vested	(3,471)
Forfeited	(321)
Outstanding, December 31, 2022	—

The weighted-average grant date fair value of the time-based RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $78.15, $71.88, and $40.61, respectively. The weighted-average grant date fair value of the performance-based RSUs granted during the years ended December 31, 2022, 2021 and 2020 was $77.91, $77.67 and $39.79, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $30.0 million, $22.7 million and $11.5 million, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2022, 2021, and 2020 was $17.6 million, $15.4 million and $8.9 million, respectively.

As of December 31, 2022, there were $24.3 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.79 years, and $13.8 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.76 years.

Employee Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees could purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2022, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock were authorized for sale under the Purchase Plan. During the years ended December 31, 2022 and 2021, 48,990 shares totaling $3.2 million and 37,725 shares totaling $2.6 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2022, there were 217,785 shares available under the Purchase Plan.

Note 14 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2022, 2021 and 2020. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

($ and shares in thousands, except per share data)	Year Ended December 31,
	2022	2021	2020
Basic:
Net income	$1,128,083	$872,981	$567,797
Weighted-average number of shares outstanding	141,326	141,826	142,336
Basic EPS	$7.98	$6.16	$3.99
Diluted:
Net income	$1,128,083	$872,981	$567,797
Weighted-average number of shares outstanding	141,326	141,826	142,336
Add: Diluted impact of unvested RSUs	1,166	1,314	655
Diluted weighted-average number of shares outstanding	142,492	143,140	142,991
Diluted EPS	$7.92	$6.10	$3.97

For the years ended December 31, 2022, 2021 and 2020, approximately 3 thousand, 6 thousand and 134 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500.0 million of the Company’s common stock; the Company repurchased 4,471,682 shares at an average price of $32.64 per share, for a total cost of $146.0 million. In 2022, the Company repurchased 1,385,517 shares at an average price of $72.17 per share at a total cost of $100.0 million. The Company did not repurchase any shares during 2021.

Note 15 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Debt Securities		Cash Flow Hedges	Foreign Currency Translation Adjustments (1)	Total
Balance, December 31, 2019	$(2,419)		$—	$(15,989)	$(18,408)
Net unrealized gains (losses) arising during the period	63,329		(1,149)	9,297	71,477
Amounts reclassified from AOCI	(8,663)		(81)	—	(8,744)
Changes, net of tax	54,666		(1,230)	9,297	62,733
Balance, December 31, 2020	$52,247		$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(136,846)		866	1,757	(134,223)
Amounts reclassified from AOCI	(1,104)		621	—	(483)
Changes, net of tax	(137,950)		1,487	1,757	(134,706)
Balance, December 31, 2021	$(85,703)		$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(620,870)		(52,623)	(16,348)	(689,841)
Amounts reclassified from AOCI	11,758		2,835	—	14,593
Changes, net of tax	(609,112)		(49,788)	(16,348)	(675,248)
Balance, December 31, 2022	$(694,815)	(2)	$(49,531)	$(21,283)	$(765,629)

(1)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.
(2)Includes after-tax unamortized losses of $113.0 million related to AFS debt securities that were transferred to HTM. For further information, refer to Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Year Ended December 31,
	2022			2021			2020
	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax	Before - Tax	Tax Effect	Net-of- Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(881,516)	$260,646	$(620,870)	$(194,393)	$57,547	$(136,846)	$89,868	$(26,539)	$63,329
Reclassification adjustments:
Net realized gains reclassified into net income (1)	(1,306)	386	(920)	(1,568)	464	(1,104)	(12,299)	3,636	(8,663)
Amortization of unrealized losses on transferred securities (2)	18,000	(5,322)	12,678	—	—	—	—	—	—
Net change	(864,822)	255,710	(609,112)	(195,961)	58,011	(137,950)	77,569	(22,903)	54,666
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(74,069)	21,446	(52,623)	1,210	(344)	866	(1,604)	455	(1,149)
Net realized losses (gains) reclassified into net income (3)	4,004	(1,169)	2,835	868	(247)	621	(113)	32	(81)
Net change	(70,065)	20,277	(49,788)	2,078	(591)	1,487	(1,717)	487	(1,230)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(15,059)	(1,289)	(16,348)	463	1,294	1,757	7,398	1,899	9,297
Net change	(15,059)	(1,289)	(16,348)	463	1,294	1,757	7,398	1,899	9,297
Other comprehensive (loss) income	$(949,946)	$274,698	$(675,248)	$(193,420)	$58,714	$(134,706)	$83,250	$(20,517)	$62,733

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

Note 16 — Regulatory Requirements and Matters

The Company and the Bank are subject to regulatory capital adequacy requirements administered by the federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation. The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. As standardized approaches institutions, the Basel III Capital Rules require that banking organizations, such as the Company and the Bank, to maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a Tier 1 leverage ratio of a least 4.0% to be considered adequately capitalized. Failure to meet the minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Company and the Bank are also subject to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital ratios under the Basel III Capital Rules. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but which does not exceed the capital conservation buffer will face constraints on dividends, share repurchases and executive compensation based on the amount of the shortfall.

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that the federal regulatory agencies adopt regulations defining capital categories for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the agencies’ Prompt Corrective Action regulations, failure of a bank to be well capitalized results in an escalating series of adverse regulatory consequences.

Effective January 1, 2020, the Company adopted the ASU 2016-13 Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial instrument that introduced the CECL methodology. In March 2020, the federal banking agencies issued the Interim Final Rule that provided banking organizations that adopted the CECL with the phase-in option to delay the estimated impact of CECL on regulatory capital. The Bank and the Company have elected the CECL phase-in option in 2020 and delayed the impact of CECL on regulatory capital through 2021, after which the effects are being phased in over a three-year period from January 1, 2022 through December 31, 2024.

As of both December 31, 2022 and 2021, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2022, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2022 and 2021:

($ in thousands)	Basel III
	December 31, 2022		December 31, 2021		Minimum Capital Ratios	Fully Phased-in Minimum Capital Ratios (2)	Well- Capitalized Requirement
	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Company	$7,003,299	14.0%	$6,124,827	14.1%	8.0%	10.5%	10.0%
East West Bank	$6,760,612	13.5%	$5,766,734	13.2%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$6,347,108	12.7%	$5,559,357	12.8%	6.0%	8.5%	6.0%
East West Bank	$6,252,421	12.5%	$5,349,264	12.3%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company	$6,347,108	12.7%	$5,559,357	12.8%	4.5%	7.0%	6.5%
East West Bank	$6,252,421	12.5%	$5,349,264	12.3%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$6,347,108	9.8%	$5,559,357	9.0%	4.0%	4.0%	N/A
East West Bank	$6,252,421	9.7%	$5,349,264	8.6%	4.0%	4.0%	5.0%
Risk-weighted assets
Company	$50,036,719	N/A	$43,585,105	N/A	N/A	N/A	N/A
East West Bank	$50,024,772	N/A	$43,572,086	N/A	N/A	N/A	N/A
Adjusted quarterly average total assets
Company	$65,221,597	N/A	$62,387,003	N/A	N/A	N/A	N/A
East West Bank	$65,198,267	N/A	$62,366,514	N/A	N/A	N/A	N/A

N/A — Not applicable.
(1)The Tier 1 leverage capital well-capitalized requirement applies only to the Bank since there is no Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
(2)Includes a 2.5% capital conservation buffer requirement above the minimum risk-based capital ratios.

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

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

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

The corporate treasury function within the Other segment is responsible for the Company’s liquidity and interest rate management. The Company’s internal FTP process is also managed by the corporate treasury function included within the Other segment. The process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2022, 2021 and 2020:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2022
Net interest income (loss) before provision for credit losses	$1,170,850	$892,386	$(17,355)	$2,045,881
Provision for credit losses	27,197	46,303	—	73,500
Noninterest income	110,139	179,248	9,279	298,666
Noninterest expense	397,882	314,185	147,326	859,393
Segment income (loss) before income taxes	855,910	711,146	(155,402)	1,411,654
Segment net income	$608,120	$507,467	$12,496	$1,128,083
As of December 31, 2022
Segment assets	$17,385,804	$33,042,785	$13,683,561	$64,112,150

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2021
Net interest income before reversal of provision for credit losses	$697,101	$766,202	$68,268	$1,531,571
Reversal of provision for credit losses	(4,998)	(30,002)	—	(35,000)
Noninterest income	94,125	163,768	28,002	285,895
Noninterest expense	364,635	275,649	155,805	796,089
Segment income (loss) before income taxes	431,589	684,323	(59,535)	1,056,377
Segment net income	$308,630	$489,233	$75,118	$872,981
As of December 31, 2021
Segment assets	$14,961,809	$28,556,706	$17,352,186	$60,870,701

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2020
Net interest income before provision for credit losses	$530,829	$706,286	$140,078	$1,377,193
Provision for credit losses	3,885	206,768	—	210,653
Noninterest income	64,115	142,337	29,095	235,547
Noninterest expense	331,750	266,923	117,649	716,322
Segment income before income taxes	259,309	374,932	51,524	685,765
Segment net income	$185,782	$268,476	$113,539	$567,797
As of December 31, 2020
Segment assets	$13,351,060	$26,958,766	$11,847,087	$52,156,913

Note 18 — Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

($ in thousands)	December 31,
	2022	2021
ASSETS
Cash and cash equivalents due from subsidiary bank	$228,531	$345,018
Investments in subsidiaries:
Bank	5,889,775	5,626,975
Nonbank	13,846	9,136
Investments in tax credit investments, net	1,925	4,082
Other assets	8,516	9,407
TOTAL	$6,142,593	$5,994,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$147,950	$147,658
Other liabilities	10,031	9,742
Stockholders’ equity	5,984,612	5,837,218
TOTAL	$6,142,593	$5,994,618

CONDENSED STATEMENT OF INCOME

($ in thousands)	Year Ended December 31,
	2022	2021	2020
Dividends from subsidiaries:
Bank	$240,000	$200,000	$511,000
Nonbank	157	82	109
Other income	—	11	3
Total income	240,157	200,093	511,112
Interest expense on long-term debt	5,450	2,974	3,877
Compensation and employee benefits	6,708	6,370	6,210
(Impairment recoveries) amortization of tax credit and other investments	(786)	425	1,248
Other expense	2,040	1,306	1,184
Total expense	13,412	11,075	12,519
Income before income tax benefit and equity in undistributed income of subsidiaries	226,745	189,018	498,593
Income tax benefit	4,269	3,005	4,158
Undistributed earnings of subsidiaries, primarily bank	897,069	680,958	65,046
Net income	$1,128,083	$872,981	$567,797

CONDENSED STATEMENT OF CASH FLOWS

($ in thousands)	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,128,083	$872,981	$567,797
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(897,069)	(680,958)	(65,046)
Amortization expense	1,333	1,877	1,523
Deferred income (benefit) tax expense	(2,193)	2,721	491
Net change in other assets	4,250	(5,685)	40
Net change in other liabilities	779	(81,706)	77,052
Net cash provided by operating activities	235,183	109,230	581,857
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit investments	(1,612)	(346)	(172)
Distributions received from equity method investees	410	436	4,096
Net increase in investments in and advances to nonbank subsidiaries	(6,188)	(1,476)	(2,732)
Net cash (used in) provided by investing activities	(7,390)	(1,386)	1,192
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,178	2,573	2,326
Stock tendered for payment of withholding taxes	(19,087)	(15,702)	(8,253)
Repurchased of common stock pursuant to the Stock Repurchase Program	(99,990)	—	(145,966)
Cash dividends paid	(228,381)	(188,762)	(158,222)
Net cash used in financing activities	(344,280)	(201,891)	(310,115)
Net (decrease) increase in cash and cash equivalents	(116,487)	(94,047)	272,934
Cash and cash equivalents, beginning of year	345,018	439,065	166,131
Cash and cash equivalents, end of year	$228,531	$345,018	$439,065

Note 19 — Subsequent Events

On January 26, 2023, the Company’s Board of Directors declared first quarter 2023 cash dividends for the Company’s common stock. The common stock cash dividend of $0.48 per share was paid on February 21, 2023 to stockholders of record as of February 6, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2022. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 27, 2023

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s executive officers and biographical information for each, is set forth in Item 1. Business — Information about our Executive Officers in this Form 10-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2022 and this information is incorporated herein by reference:
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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2023 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2023 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	4,932,806	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,932,806

(1)Represents future shares available under the stockholder-approved 2021 Stock Incentive Plan effective March 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2023 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, PCAOB ID: 185.

Information regarding principal accountant fees and services will be set forth in the 2023 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon are filed as part of this report under Item 8. Financial Statements:

(2)Financial Statement Schedules

All financial statement schedules for East West Bancorp, Inc. and its subsidiaries have been included in this Form 10-K in the Consolidated Financial Statements or the related notes thereto, or they are either inapplicable or not required.

(3)Exhibits

A list of exhibits to this Form 10-K is set forth below.

Exhibit No.	Exhibit Description
3.1
Certificate of Incorporation of the Registrant [Incorporated by reference to Exhibit 3(i) from Registrant’s Registration Statement on Form S-4/A filed with the Commission on September 17, 1998 (File No. 333-63605).]

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

10.1.8
Amendment to Employment Agreement - Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Commission on May 9, 2022 (File No. 000-24939].

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

10.2.8
Amendment to Employment Agreement - Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed with the Commission on May 9, 2022 (File No. 000-24939).]

10.3.1	Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2016 (File No. 000-24939).]
10.3.2
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.5.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Commission on February 27, 2019 (File No. 000-24939).]

10.3.3
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the Commission on November 6, 2020 (File No. 000-24939).]

10.3.4
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed with the Commission on November 8, 2021 (File No. 000-24939).]

10.3.5
Amendment to Employment Agreement - Irene H. Oh* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed with the Commission on November 8, 2022 (File No. 000-24939).]

10.4	Employment Agreement – Parker Shi* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2021 (File No. 000-24939).]
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

10.6.2
East West Bancorp, Inc. 2021 Stock Incentive Plan, as amended and restated* [Incorporated by reference to Appendix A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2021 (File No. 000-24939).]

10.6.3
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No. 000-24939).]

10.6.4
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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GLBA	Gramm-Leach-Bliley Act of 1999
ALCO	Asset/Liability Committee	HELOC	Home equity line of credit
AML	Anti-money laundering	HKMA	Hong Kong Monetary Authority
AML Act	The Anti-Money Laundering Act of 2020	HKSFC	Hong Kong Securities and Futures Commission
AOCI	Accumulated other comprehensive income (loss)	HTM	Held-to-maturity
ARR	Alternative Reference Rate	IRA	Inflation Reduction Act
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	KRX	KBW Nasdaq Regional Banking Index
BHC Act	Bank Holding Company Act of 1956, as amended	LCH	London Clearing House
BKX	KBW Nasdaq Bank Index	LGD	Loss given default
BSA	Bank Secrecy Act	LIBOR	London Interbank Offered Rate
C&I	Commercial and industrial	LIBOR Act	Adjustable Interest Rate (LIBOR) Act
CAP	Compliance Assurance Process	LTV	Loan-to-value
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	MAS	Monetary Authority of Singapore
CCPA	California Consumer Privacy Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CBIRC	China Banking and Insurance Regulatory Commission	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAV	Net asset value
CET1	Common Equity Tier 1	NRSRO	Nationally recognized statistical rating organizations
CFPB	Consumer Financial Protection Bureau	OFAC	Office of Foreign Assets Control
CLO	Collateralized loan obligation	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	OTTI	Other-than-temporary impairment
COVID-19	Coronavirus Disease 2019	PATRIOT ACT	USA PATRIOT Act of 2001
CPRA	California Privacy Rights Act	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of default
DFPI	California Department of Financial Protection and Innovation	PIPL	Personal Information Protection Law
DIF	Deposit Insurance Fund	PPP	Paycheck Protection Program
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	RMB	Chinese Renminbi
ERM	Enterprise risk management	ROA	Return on average assets
EVE	Economic value of equity	ROE	Return on average equity
FASB	Financial Accounting Standards Board	RPA	Credit risk participation agreement
FDIA	Federal Deposit Insurance Act	RSU	Restricted stock unit
FDIC	Federal Deposit Insurance Corporation	S&P	Standard & Poor's
FFIEC	Federal Financial Institutions Examination Council	SBLC	Standby letter of credit
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FinCEN	Financial Crimes Enforcement Network	SOFR	Secured Overnight Financing Rate
FINRA	Financial Industry Regulatory Authority, Inc.	TDR	Troubled debt restructuring
FRBSF	Federal Reserve Bank of San Francisco	U.S.	United States
FTP	Funds transfer pricing	USD	U.S. Dollar
GAAP	United States Generally Accepted Accounting Principles	VIE	Variable interest entity
GDP	Gross Domestic Product

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

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2023
Dominic Ng

/s/ IRENE H. OH	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2023
Irene H. Oh

MANUEL P. ALVAREZ*	Director	February 27, 2023
Manuel P. Alvarez

MOLLY CAMPBELL*	Director	February 27, 2023
Molly Campbell

ARCHANA DESKUS*	Director	February 27, 2023
Archana Deskus

SERGE DUMONT*	Director	February 27, 2023
Serge Dumont

RUDOLPH I. ESTRADA*	Lead Director	February 27, 2023
Rudolph I. Estrada

PAUL H. IRVING*	Director	February 27, 2023
Paul H. Irving

SABRINA KAY*	Director	February 27, 2023
Sabrina Kay

JACK C. LIU*	Director	February 27, 2023
Jack C. Liu

LESTER M. SUSSMAN*	Director	February 27, 2023
Lester M. Sussman

* Dominic Ng, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 27, 2023
	By	/s/ DOMINIC NG
Dominic Ng
Attorney-In-Fact
Chairman and Chief Executive Officer