Form 10-Q
period 2023-03-31
EAST WEST BANCORP INC
filed 2023-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,460,241 shares as of April 30, 2023.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts, and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make.

There are various important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:

•changes in the global economy, including an economic slowdown, capital or financial market disruption, supply chain disruption, level of inflation, interest rate environment, housing prices, employment levels, rate of growth and general business conditions, which could result in, among other things, reduced demand for loans, reduced availability of funding or increased funding costs, declines in asset values and/or recognition of allowance for credit losses;
•changes in local, regional and global business, economic and political conditions and geopolitical events, such as Russia’s invasion of Ukraine;
•the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements and costs and impacts on macroeconomic conditions, losses in the value of our investment portfolio, deposit withdrawals, or other adverse consequences of negative market perceptions of the banking industry or the Company;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation — Division of Financial Institutions, the China Banking and Insurance Regulatory Commission, the Hong Kong Monetary Authority, the Hong Kong Securities and Futures Commission, and the Monetary Authority of Singapore;
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
•changes in accounting standards as may be required by the Financial Accounting Standards Board (“FASB”) or other regulatory agencies and their impact on the Company’s critical accounting policies and assumptions;
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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Company’s 2022 Form 10-K”) under the heading Item 1A. Risk Factors. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$760,317	$534,980
Interest-bearing cash with banks	5,173,877	2,946,804
Cash and cash equivalents	5,934,194	3,481,784
Interest-bearing deposits with banks	10,249	139,021
Assets purchased under resale agreements (“resale agreements”)	654,288	792,192
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $7,072,240 and $6,879,225)	6,300,868	6,034,993
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,502,674 and $2,455,171)	2,993,421	3,001,868
Loans held-for-sale	6,861	25,644
Loans held-for-investment (net of allowance for loan losses of $619,893 and $595,645)	48,298,155	47,606,785
Investments in qualified affordable housing partnerships, tax credit and other investments, net	741,354	763,256
Premises and equipment (net of accumulated depreciation of $150,767 and $148,126)	90,212	89,191
Goodwill	465,697	465,697
Operating lease right-of-use assets	103,114	103,681
Other assets	1,646,485	1,608,038
TOTAL	$67,244,898	$64,112,150
LIABILITIES
Deposits:
Noninterest-bearing	$18,327,320	$21,051,090
Interest-bearing	36,410,082	34,916,759
Total deposits	54,737,402	55,967,849
Short-term borrowings	4,500,000	—
Assets sold under repurchase agreements (“repurchase agreements”)	—	300,000
Long-term debt and finance lease liabilities	152,467	152,400
Operating lease liabilities	112,676	111,931
Accrued expenses and other liabilities	1,433,022	1,595,358
Total liabilities	60,935,567	58,127,538
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,199,767 and 168,459,045 shares issued	169	168
Additional paid-in capital	1,947,518	1,936,389
Retained earnings	5,832,291	5,582,546
Treasury stock, at cost 27,803,967 and 27,511,199 shares	(790,653)	(768,862)
Accumulated other comprehensive loss (“AOCI”), net of tax	(679,994)	(765,629)
Total stockholders’ equity	6,309,331	5,984,612
TOTAL	$67,244,898	$64,112,150

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$728,386	$377,110
Debt securities	65,931	42,667
Resale agreements	4,503	8,383
Restricted equity securities	1,039	609
Interest-bearing cash and deposits with banks	35,647	3,260
Total interest and dividend income	835,506	432,029
INTEREST EXPENSE
Deposits	216,794	12,989
Short-term borrowings	8,825	9
Federal Home Loan Bank (“FHLB”) advances	6,430	578
Repurchase agreements	1,052	2,016
Long-term debt and finance lease liabilities	2,544	824
Total interest expense	235,645	16,416
Net interest income before provision for credit losses	599,861	415,613
Provision for credit losses	20,000	8,000
Net interest income after provision for credit losses	579,861	407,613
NONINTEREST INCOME
Lending fees	20,586	19,438
Deposit account fees	21,703	20,315
Interest rate contracts and other derivative income	2,564	11,133
Foreign exchange income	12,660	12,699
Wealth management fees	6,304	6,052
Net (losses) gains on sales of loans	(22)	2,922
Net realized (losses) gains on AFS debt securities	(10,000)	1,278
Other investment income	1,921	1,627
Other income	4,262	4,279
Total noninterest income	59,978	79,743
NONINTEREST EXPENSE
Compensation and employee benefits	129,654	116,269
Occupancy and equipment expense	15,587	15,464
Deposit insurance premiums and regulatory assessments	7,910	4,717
Deposit account expense	9,609	4,693
Data processing	3,347	3,665
Computer software expense	7,360	7,294
Other operating expense	30,998	23,448
Amortization of tax credit and other investments	10,110	13,900
Repurchase agreements’ extinguishment cost	3,872	—
Total noninterest expense	218,447	189,450
INCOME BEFORE INCOME TAXES	421,392	297,906
INCOME TAX EXPENSE	98,953	60,254
NET INCOME	$322,439	$237,652
EARNINGS PER SHARE (“EPS”)
BASIC	$2.28	$1.67
DILUTED	$2.27	$1.66
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,112	142,025
DILUTED	141,913	143,223

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$322,439	$237,652
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	51,319	(169,270)
Net changes in unrealized gains (losses) on securities transferred from AFS to HTM	2,762	(110,680)
Net changes in unrealized gains (losses) on cash flow hedges	28,613	(24,723)
Foreign currency translation adjustments	2,941	129
Other comprehensive income (loss)	85,635	(304,544)
COMPREHENSIVE INCOME (LOSS)	$408,074	$(66,892)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	237,652	—	—	237,652
Other comprehensive loss	—	—	—	—	(304,544)	(304,544)
Issuance of common stock pursuant to various stock compensation plans and agreements	588,114	9,317	—	—	—	9,317
Repurchase of common stock pursuant to various stock compensation plans and agreements	(239,548)	—	—	(18,597)	—	(18,597)
Cash dividends on common stock ($0.40 per share)	—	—	(57,590)	—	—	(57,590)
BALANCE, MARCH 31, 2022	142,256,520	$1,903,042	$4,863,721	$(668,382)	$(394,925)	$5,703,456
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of a change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	322,439	—	—	322,439
Other comprehensive income	—	—	—	—	85,635	85,635
Issuance of common stock pursuant to various stock compensation plans and agreements	740,722	11,130	—	—	—	11,130
Repurchase of common stock pursuant to various stock compensation plans and agreements	(292,768)	—	—	(21,791)	—	(21,791)
Cash dividends on common stock ($0.48 per share)	—	—	(68,432)	—	—	(68,432)
BALANCE, MARCH 31, 2023	141,395,800	$1,947,687	$5,832,291	$(790,653)	$(679,994)	$6,309,331

(1)Represents the change in the Company’s allowance for loan losses as a result of the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures on January 1, 2023. Refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies in this Form 10-Q for additional information.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$322,439	$237,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,567	26,555
Amortization of premiums and accretion of discount, net	(4,497)	11,824
Stock compensation costs	11,075	8,433
Deferred income tax expense (benefit)	609	(7,083)
Provision for credit losses	20,000	8,000
Net losses (gains) on sales of loans	22	(2,922)
Net realized losses (gains) on AFS debt securities	10,000	(1,278)
Loans held-for-sale:
Originations and purchases	—	(447)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	—	461
Proceeds from distributions received from equity method investees	1,718	3,227
Net change in accrued interest receivable and other assets	(75,163)	(81,628)
Net change in accrued expenses and other liabilities	(93,948)	83,042
Other operating activities, net	(1,921)	49
Total adjustments	(99,538)	48,233
Net cash provided by operating activities	222,901	285,885
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(27,358)	(32,853)
Interest-bearing deposits with banks	128,772	(79,633)
Resale agreements:
Proceeds from paydowns and maturities	150,629	554,932
Purchases	(12,725)	(158,251)
AFS debt securities:
Proceeds from sales	—	103,945
Proceeds from repayments, maturities and redemptions	321,913	446,301
Purchases	(532,758)	(746,855)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	12,387	15,448
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	179,237	135,517
Purchases	(155,016)	(225,065)
Other changes in loans held-for-investment, net	(695,646)	(1,697,590)
Proceeds from sales of other real estate owned (“OREO”) and other foreclosed assets	1,976	760
Proceeds from distributions received from equity method investees	2,244	4,348
Other investing activities, net	(6,501)	(3,518)
Net cash used in investing activities	(632,846)	(1,682,514)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,246,189)	1,584,344
Net change in short-term borrowings	4,500,017	(31)
FHLB advances:
Proceeds	6,000,000	100
Repayment	(6,000,000)	(175,100)
Repurchase agreements:
Repayment of repurchase agreements	(300,000)	—
Repurchase agreements’ extinguishment cost	(3,872)	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(203)	(229)
Common stock:
Stock tendered for payment of withholding taxes	(21,791)	(18,597)
Cash dividends paid	(70,776)	(58,900)
Net cash provided by financing activities	2,857,186	1,331,587
Effect of exchange rate changes on cash and cash equivalents	5,169	807
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,452,410	(64,235)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,481,784	3,912,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,934,194	$3,848,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$227,504	$20,881
Income taxes, net	$—	$581
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$—	$3,010,003
Loans transferred from held-for-investment to held-for-sale	$160,476	$133,217

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2023, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the most recently filed annual report on Form 10-K, and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2022 Form 10-K.

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

Risk and Uncertainties

The failures of Silicon Valley Bank and Signature Bank in March 2023 and of First Republic Bank in May 2023 have resulted in significant disruption in the financial services industry, adversely impacted the volatility and market prices of the securities of financial institutions and resulted in lower levels of deposits for us and many other financial institutions. These events have adversely impacted, and could continue to, adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock. In response to these failures, many large depositors have withdrawn deposits in excess of FDIC insurance limits in order to diversify their risk. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability, both of which we are currently experiencing. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS debt securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may not be sufficient to recover the full amount of our exposure. Under these circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or additional funding from its recently established Bank Term Funding Program (“BTFP”), from which we borrowed $4.50 billion during the first quarter of 2023, in order to manage our liquidity risk. See Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information related to the Company’s borrowings from the BTFP.

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2023

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2022-02, Financial Instruments —Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures	January 1, 2023 Early adoption is permitted
ASU 2022-02 eliminates the
•accounting guidance for troubled debt restructurings (“TDR”), and requires the Company to apply the loan refinancing and restructuring guidance to determine whether a modification made to a loan results in a new loan or a continuation of an existing loan and
•requirement to use a discounted cash flow method to measure receivables.

The guidance also requires
•enhanced disclosures for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty and
•disclosures of current period gross charge-offs by year of loan origination (vintage) for financing receivables and net investments in leases within the scope of ASC 326-20: Financial Instruments — Credit Losses — Measured at Amortized Cost.

The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis, except for the guidance related to the elimination of TDR recognition and measurement, which was adopted on a modified retrospective approach.

This adoption increased the allowance for loan losses on TDRs as of December 31, 2022 by $6.0 million and decreased opening retained earnings on January 1, 2023 by $4.3 million after-tax. Disclosures as of March 31, 2023 are presented in accordance with this guidance while prior period amounts are reported in accordance with previously applicable GAAP.

Recent Accounting Pronouncements Yet to be Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Standards Not Yet Adopted
ASU 2023-01, Leases (Topic 842): Common Control Arrangements	January 1, 2024 Early adoption is permitted	ASU 2023-01 amends the accounting for leasehold improvements for leases between entities under common control arrangements. The guidance requires leasehold improvements associated with leases between companies under common control to be amortized by a lessee over the economic life of the leasehold improvements, regardless of the lease term or, until the lessee ceases to control the use of the underlying asset through a lease, at which time the remaining value of the leasehold improvement would be accounted for as a transfer between companies under common control through an adjustment to equity.

		The amendments in this guidance may be applied retrospectively to the beginning of the period in which the entity first applied Topic 842 or prospectively (1) to all new leasehold improvements recognized on or after the date the entity first applies the amendments, or (2) to all new and existing leasehold improvements recognized on or after the date the entity first applies the amendments.	The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt ASU 2023-01 on January 1, 2024 on a prospective basis.
ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024 Early adoption is permitted
ASU 2023-02 expands the scope of the proportional amortization method to equity tax credit investment programs if certain conditions are met. Previously, the proportional amortization method could only be used for investments in low-income housing tax credit structures. Under this guidance, companies are able to elect, on a tax credit program-by-tax credit program basis, to apply the proportional amortization method to all equity investments meeting the criteria in ASC 323-740-25-1.

The amendments in this guidance must be applied on a modified retrospective or a retrospective basis.
The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

Significant Accounting Policies Update

Loan Modifications — Certain loans are modified in the normal course of business for competitive reasons or in conjunction with the Company’s loss mitigation activities. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified. For the Company’s accounting policy related to the loan modifications’ allowance for loan losses, see Note 7 — Loans Receivable and Allowance for Credit Losses — Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for additional information.

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

Equity Securities — Equity securities consisted of mutual funds as of both March 31, 2023 and December 31, 2022. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The Company enters into foreign exchange contracts to accommodate the business needs of its customers. For a majority of the foreign exchange contracts entered with its customers, the Company entered into offsetting foreign exchange contracts with third-party financial institutions to manage its exposure. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of both March 31, 2023 and December 31, 2022, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — The Company may periodically enter into credit risk participation agreements (“RPAs”) to manage the credit exposure on interest rate contracts associated with the syndicated loans. The Company may enter into protection sold or protection purchased RPAs with institutional counterparties. The fair value of RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Due to the observable nature of all other significant inputs used in deriving the estimated fair value, RPAs are classified as Level 2.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of the borrowers, which are mainly in the technology and life sciences sectors. As of both March 31, 2023 and December 31, 2022, the warrants included on the Consolidated Financial Statements were from both public and private companies. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific option volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — The Company enters into energy commodity contracts consisting of swaps and options with its oil and gas loan customers, which allow them to hedge against the risk of fluctuation in energy commodity prices. The Company enters into offsetting commodity contracts with third-party financial institutions to manage its exposure. The fair value of the commodity option contracts is determined using the Black-Scholes model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$916,982	$—	$—	$916,982
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	463,860	—	463,860
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	497,115	—	497,115
Residential mortgage-backed securities	—	1,772,082	—	1,772,082
Municipal securities	—	266,015	—	266,015
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	396,723	—	396,723
Residential mortgage-backed securities	—	638,409	—	638,409
Corporate debt securities	—	516,253	—	516,253
Foreign government bonds	—	185,883	—	185,883
Asset-backed securities	—	46,307	—	46,307
Collateralized loan obligations (“CLOs”)	—	601,239	—	601,239
Total AFS debt securities	$916,982	$5,383,886	$—	$6,300,868

Investments in tax credit and other investments:
Equity securities	$20,204	$4,217	$—	$24,421
Total investments in tax credit and other investments	$20,204	$4,217	$—	$24,421

Derivative assets:
Interest rate contracts	$—	$415,000	$—	$415,000
Foreign exchange contracts	—	34,050	—	34,050
Equity contracts	—	—	277	277
Commodity contracts	—	178,075	—	178,075
Gross derivative assets	$—	$627,125	$277	$627,402
Netting adjustments (1)	$—	$(365,127)	$—	$(365,127)
Net derivative assets	$—	$261,998	$277	$262,275

Derivative liabilities:
Interest rate contracts	$—	$462,411	$—	$462,411
Foreign exchange contracts	—	32,791	—	32,791
Credit contracts	—	29	—	29
Commodity contracts	—	186,599	—	186,599
Gross derivative liabilities	$—	$681,830	$—	$681,830
Netting adjustments (1)	$—	$(169,849)	$—	$(169,849)
Net derivative liabilities	$—	$511,981	$—	$511,981

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$606,203	$—	$—	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	461,607	—	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	500,269	—	500,269
Residential mortgage-backed securities	—	1,762,195	—	1,762,195
Municipal securities	—	257,099	—	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	398,329	—	398,329
Residential mortgage-backed securities	—	649,224	—	649,224
Corporate debt securities	—	526,274	—	526,274
Foreign government bonds	—	227,053	—	227,053
Asset-backed securities	—	49,076	—	49,076
CLOs	—	597,664	—	597,664
Total AFS debt securities	$606,203	$5,428,790	$—	$6,034,993

Investments in tax credit and other investments:
Equity securities	$19,777	$4,177	$—	$23,954
Total investments in tax credit and other investments	$19,777	$4,177	$—	$23,954

Derivative assets:
Interest rate contracts	$—	$440,283	$—	$440,283
Foreign exchange contracts	—	53,109	—	53,109
Equity contracts	—	—	323	323
Commodity contracts	—	261,613	—	261,613
Gross derivative assets	$—	$755,005	$323	$755,328
Netting adjustments (1)	$—	$(614,783)	$—	$(614,783)
Net derivative assets	$—	$140,222	$323	$140,545

Derivative liabilities:
Interest rate contracts	$—	$584,516	$—	$584,516
Foreign exchange contracts	—	44,117	—	44,117
Credit contracts	—	23	—	23
Commodity contracts	—	258,608	—	258,608
Gross derivative liabilities	$—	$887,264	$—	$887,264
Netting adjustments (1)	$—	$(242,745)	$—	$(242,745)
Net derivative liabilities	$—	$644,519	$—	$644,519

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three months ended March 31, 2023 and 2022, Level 3 fair value measurements that were measured on a recurring basis consisted of equity contracts issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Equity contracts
Beginning balance	$323	$215
Total (losses) gains included in earnings (1)	(46)	3
Issuances	—	91
Ending balance	$277	$309

(1)Includes unrealized (losses) gains recorded in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2023 and December 31, 2022. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs (1)
March 31, 2023
Derivative assets:
Equity contracts	$277	Black-Scholes option pricing model	Equity volatility	43% — 53%	47%
			Liquidity discount	47%	47%
December 31, 2022
Derivative assets:
Equity contracts	$323	Black-Scholes option pricing model	Equity volatility	42% — 60%	54%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of both March 31, 2023 and December 31, 2022.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company conducts due diligence on its investments in qualified affordable housing partnerships, tax credit and other investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s quarterly financial statements and annual tax returns, the annual financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

•expected future cash flows that are less than the carrying amount of the investment;
•changes in the economic, market or technological environment that could adversely affect the investee’s operations;
•the potential for tax credit recapture; and
•other factors that raise doubt about the investee’s ability to continue as a going concern, such as negative cash flows from operations and the continuing prospects of the underlying operations of the investment.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$15,235	$15,235
Total commercial	—	—	15,235	15,235
Total loans held-for-investment	$—	$—	$15,235	$15,235

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$40,011	$40,011
Commercial real estate (“CRE”):
CRE	—	—	31,380	31,380
Total commercial	—	—	71,391	71,391
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,223	1,223
Total consumer	—	—	1,223	1,223
Total loans held-for-investment	$—	$—	$72,614	$72,614

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Loans held-for-investment:
Commercial:
C&I	$(1,255)	$(10,424)
CRE:
CRE	—	2,864
Total commercial	(1,255)	(7,560)
Consumer:
Residential mortgage:
HELOCs	—	3
Total consumer	—	3
Total loans held-for-investment	$(1,255)	$(7,557)
Investments in tax credit and other investments	$174	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs (1)
March 31, 2023
Loans held-for-investment	$15,235	Fair value of collateral	Discount	15% — 81%	35%

December 31, 2022
Loans held-for-investment	$23,322	Discounted cash flows	Discount	4% — 6%	4%
	$17,912	Fair value of collateral	Discount	15% — 75%	37%
	$31,380	Fair value of property	Selling cost	8%	8%

(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2023 and December 31, 2022.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial assets and liabilities are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	March 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,934,194	$5,934,194	$—	$—	$5,934,194
Interest-bearing deposits with banks	$10,249	$—	$10,249	$—	$10,249
Resale agreements	$654,288	$—	$568,683	$—	$568,683
HTM debt securities	$2,993,421	$481,611	$2,021,063	$—	$2,502,674
Restricted equity securities, at cost	$78,872	$—	$78,872	$—	$78,872
Loans held-for-sale	$6,861	$—	$6,861	$—	$6,861
Loans held-for-investment, net	$48,298,155	$—	$—	$47,344,680	$47,344,680
Mortgage servicing rights	$5,879	$—	$—	$10,648	$10,648
Accrued interest receivable	$279,795	$—	$279,795	$—	$279,795
Financial liabilities:
Demand, checking, savings and money market deposits	$38,643,576	$—	$38,643,576	$—	$38,643,576
Time deposits	$16,093,826	$—	$16,008,054	$—	$16,008,054
Short-term borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,022	$—	$144,059	$—	$144,059
Accrued interest payable	$45,339	$—	$45,339	$—	$45,339

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,481,784	$3,481,784	$—	$—	$3,481,784
Interest-bearing deposits with banks	$139,021	$—	$139,021	$—	$139,021
Resale agreements	$792,192	$—	$693,656	$—	$693,656
HTM debt securities	$3,001,868	$471,469	$1,983,702	$—	$2,455,171
Restricted equity securities, at cost	$78,624	$—	$78,624	$—	$78,624
Loans held-for-sale	$25,644	$—	$25,644	$—	$25,644
Loans held-for-investment, net	$47,606,785	$—	$—	$46,670,690	$46,670,690
Mortgage servicing rights	$6,235	$—	$—	$10,917	$10,917
Accrued interest receivable	$263,430	$—	$263,430	$—	$263,430
Financial liabilities:
Demand, checking, savings and money market deposits	$42,637,316	$—	$42,637,316	$—	$42,637,316
Time deposits	$13,330,533	$—	$13,228,777	$—	$13,228,777
Repurchase agreements	$300,000	$—	$304,097	$—	$304,097
Long-term debt	$147,950	$—	$143,483	$—	$143,483
Accrued interest payable	$37,198	$—	$37,198	$—	$37,198

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

With resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both March 31, 2023 and December 31, 2022.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $635.0 million as of March 31, 2023, and $760.0 million as of December 31, 2022. The weighted-average yields were 2.50% and 1.63% for the three months ended March 31, 2023 and 2022, respectively.

Loans Purchased under Resale Agreements — Total loans purchased under resale agreements were $19.3 million as of March 31, 2023, and $32.2 million as of December 31, 2022. The weighted-average yields were 7.12% and 1.60% for the three months ended March 31, 2023 and 2022, respectively.

Assets Sold under Repurchase Agreements — Gross repurchase agreements were $300.0 million as of December 31, 2022. During the first quarter of 2023, all previously outstanding repurchase agreements were extinguished and the Company recorded $3.9 million of charges related to the extinguishment of $300.0 million of repurchase agreements. In comparison, no extinguishment charges were recorded for the three months ended March 31, 2022. The weighted-average interest rates were 4.00% and 2.62% for the three months ended March 31, 2023 and 2022, respectively.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Assets				Collateral Received
Resale agreements	$654,288	$—	$654,288	$(574,103)	(1)	$80,185

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Liabilities				Collateral Pledged
Repurchase agreements	$—	$—	$—	$—		$—

($ in thousands)	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$792,192	$—	$792,192	$(701,790)	(1)	$90,402

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$976,615	$37	$(59,670)	$916,982
U.S. government agency and U.S. government-sponsored enterprise debt securities	515,639	—	(51,779)	463,860
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	564,145	—	(67,030)	497,115
Residential mortgage-backed securities	1,997,737	46	(225,701)	1,772,082
Municipal securities	305,125	47	(39,157)	266,015
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	441,795	157	(45,229)	396,723
Residential mortgage-backed securities	743,977	—	(105,568)	638,409
Corporate debt securities	663,502	—	(147,249)	516,253
Foreign government bonds	198,517	195	(12,829)	185,883
Asset-backed securities	47,938	—	(1,631)	46,307
CLOs	617,250	—	(16,011)	601,239
Total AFS debt securities	7,072,240	482	(771,854)	6,300,868
HTM debt securities:
U.S. Treasury securities	525,432	—	(43,821)	481,611
U.S. government agency and U.S. government-sponsored enterprise debt securities	999,855	—	(193,514)	806,341
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	505,492	—	(83,532)	421,960
Residential mortgage-backed securities	773,135	—	(134,969)	638,166
Municipal securities	189,507	—	(34,911)	154,596
Total HTM debt securities	2,993,421	—	(490,747)	2,502,674
Total debt securities	$10,065,661	$482	$(1,262,601)	$8,803,542

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,306	$—	$(70,103)	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	67	(56,266)	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	577,392	—	(77,123)	500,269
Residential mortgage-backed securities	2,011,054	41	(248,900)	1,762,195
Municipal securities	303,884	3	(46,788)	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	447,512	213	(49,396)	398,329
Residential mortgage-backed securities	762,202	—	(112,978)	649,224
Corporate debt securities	673,502	—	(147,228)	526,274
Foreign government bonds	241,165	174	(14,286)	227,053
Asset-backed securities	51,152	—	(2,076)	49,076
CLOs	617,250	—	(19,586)	597,664
Total AFS debt securities	6,879,225	498	(844,730)	6,034,993
HTM debt securities:
U.S. Treasury securities	$524,081	$—	$(52,612)	471,469
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	—	(209,560)	789,412
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	506,965	—	(98,566)	408,399
Residential mortgage-backed securities	782,141	—	(148,230)	633,911
Municipal securities	189,709	—	(37,729)	151,980
Total HTM debt securities	3,001,868	—	(546,697)	2,455,171
Total debt securities	$9,881,093	$498	$(1,391,427)	$8,490,164

As of March 31, 2023 and December 31, 2022, the amortized cost of debt securities excluded accrued interest receivables of $39.1 million and $41.8 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$201,775	$(52)	$616,680	$(59,618)	$818,455	$(59,670)
U.S. government agency and U.S. government sponsored enterprise debt securities	207,936	(1,021)	255,924	(50,758)	463,860	(51,779)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	37,222	(1,722)	459,893	(65,308)	497,115	(67,030)
Residential mortgage-backed securities	23,200	(721)	1,741,855	(224,980)	1,765,055	(225,701)
Municipal securities	2,053	(24)	256,240	(39,133)	258,293	(39,157)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	6,833	(151)	380,497	(45,078)	387,330	(45,229)
Residential mortgage-backed securities	332	(15)	638,077	(105,553)	638,409	(105,568)
Corporate debt securities	48,026	(3,976)	468,227	(143,273)	516,253	(147,249)
Foreign government bonds	71,392	(512)	37,683	(12,317)	109,075	(12,829)
Asset-backed securities	—	—	46,307	(1,631)	46,307	(1,631)
CLOs	—	—	601,239	(16,011)	601,239	(16,011)
Total AFS debt securities	$598,769	$(8,194)	$5,502,622	$(763,660)	$6,101,391	$(771,854)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$131,843	$(8,761)	$474,360	$(61,342)	$606,203	$(70,103)
U.S. government agency and U.S. government-sponsored enterprise debt securities	97,403	(6,902)	214,136	(49,364)	311,539	(56,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,144	(30,029)	248,125	(47,094)	500,269	(77,123)
Residential mortgage-backed securities	307,536	(20,346)	1,448,658	(228,554)	1,756,194	(248,900)
Municipal securities	95,655	(10,194)	159,439	(36,594)	255,094	(46,788)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	106,184	(3,309)	282,301	(46,087)	388,485	(49,396)
Residential mortgage-backed securities	22,715	(1,546)	626,509	(111,432)	649,224	(112,978)
Corporate debt securities	173,595	(17,907)	352,679	(129,321)	526,274	(147,228)
Foreign government bonds	107,576	(429)	36,143	(13,857)	143,719	(14,286)
Asset-backed securities	12,450	(524)	36,626	(1,552)	49,076	(2,076)
CLOs	144,365	(4,735)	453,299	(14,851)	597,664	(19,586)
Total AFS debt securities	$1,451,466	$(104,682)	$4,332,275	$(740,048)	$5,783,741	$(844,730)

As of March 31, 2023, the Company had 555 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 259 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, 67 corporate debt securities, and 17 U.S. Treasury securities. In comparison, as of December 31, 2022, the Company had 559 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 263 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, 68 corporate debt securities, and 15 U.S. Treasury securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates each AFS debt security where the fair value declines below amortized cost. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of March 31, 2023 were mainly comprised of the following:

•Non-agency mortgage-backed securities — The market value decline as of March 31, 2023, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by nationally recognized statistical rating organizations (“NRSROs”), or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of March 31, 2023 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption during the first quarter of 2023, these securities are nearly all rated investment grade by NRSROs or issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

As of both March 31, 2023 and December 31, 2022, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both March 31, 2023 and December 31, 2022. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2023 and 2022.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. For additional information on the Company’s credit loss methodology, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of March 31, 2023, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of March 31, 2023. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains and tax expense related to the sales and impairment write-off of AFS debt securities included in earnings for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Gross realized gains from sales	$—	$1,278
Impairment write-off (1)	$10,000	$—
Related tax (benefit) expense	$(2,956)	$378

(1)During the first quarter of 2023, the Company fully wrote down a subordinated debt security and recorded the impairment loss as a component of noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Taxable interest	$61,049	$38,204
Nontaxable interest	4,882	4,463
Total interest income on debt securities	$65,931	$42,667

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of March 31, 2023. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$300,316	$676,299	$—	$—	$976,615
Fair value	300,302	616,680	—	—	916,982
Weighted-average yield (1)	4.57%	1.20%	—%	—%	2.24%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	100,000	148,135	100,000	167,504	515,639
Fair value	99,798	143,681	83,478	136,903	463,860
Weighted-average yield (1)	4.97%	3.72%	1.26%	2.10%	2.96%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	31,502	154,131	2,376,249	2,561,882
Fair value	—	30,182	141,815	2,097,200	2,269,197
Weighted-average yield (1) (2)	—%	3.22%	2.67%	3.39%	3.34%
Municipal securities
Amortized cost	2,304	37,282	10,778	254,761	305,125
Fair value	2,287	34,889	9,610	219,229	266,015
Weighted-average yield (1) (2)	2.21%	2.46%	2.73%	2.24%	2.28%
Non-agency mortgage-backed securities
Amortized cost	71,090	139,963	19,881	954,838	1,185,772
Fair value	70,089	134,268	19,290	811,485	1,035,132
Weighted-average yield (1)	7.23%	4.42%	0.84%	2.61%	3.07%
Corporate debt securities
Amortized cost	10,000	—	349,502	304,000	663,502
Fair value	9,817	—	294,170	212,266	516,253
Weighted average yield (1)	3.49%	—%	3.48%	1.97%	2.79%
Foreign government bonds
Amortized cost	62,096	36,421	50,000	50,000	198,517
Fair value	62,280	36,390	49,530	37,683	185,883
Weighted-average yield (1)	3.19%	2.35%	4.94%	1.50%	3.05%
Asset-backed securities
Amortized cost	—	—	—	47,938	47,938
Fair value	—	—	—	46,307	46,307
Weighted-average yield (1)	—%	—%	—%	5.59%	5.59%
CLOs
Amortized cost	—	—	319,000	298,250	617,250
Fair value	—	—	310,154	291,085	601,239
Weighted average yield (1)	—%	—%	5.93%	5.99%	5.96%
Total AFS debt securities
Amortized cost	$545,806	$1,069,602	$1,003,292	$4,453,540	$7,072,240
Fair value	$544,573	$996,090	$908,047	$3,852,158	$6,300,868
Weighted-average yield (1)	4.80%	2.11%	3.93%	3.19%	3.25%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$525,432	$—	$—	$525,432
Fair value	—	481,611	—	—	481,611
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	280,289	719,566	999,855
Fair value	—	—	240,780	565,561	806,341
Weighted-average yield (1)	—%	—%	1.92%	1.89%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	95,693	1,182,934	1,278,627
Fair value	—	—	81,608	978,518	1,060,126
Weighted-average yield (1) (2)	—%	—%	1.56%	1.67%	1.66%
Municipal securities
Amortized cost	—	—	—	189,507	189,507
Fair value	—	—	—	154,596	154,596
Weighted-average yield (1) (2)	—%	—%	—%	1.98%	1.98%
Total HTM debt securities
Amortized cost	$—	$525,432	$375,982	$2,092,007	$2,993,421
Fair value	$—	$481,611	$322,388	$1,698,675	$2,502,674
Weighted-average yield (1)	—%	1.05%	1.83%	1.77%	1.65%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of March 31, 2023 and December 31, 2022, AFS and HTM debt securities with carrying values of $7.34 billion and $794.2 million, respectively, were pledged to secure borrowings, public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$61,622	$61,374
FHLB stock	17,250	17,250
Total restricted equity securities	$78,872	$78,624

Note 6 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risk, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of March 31, 2023 and December 31, 2022. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	March 31, 2023				December 31, 2022
			Fair Value				Fair Value
($ in thousands)	Notional Amount		Derivative Assets	Derivative Liabilities	Notional Amount		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$3,250,000		$27,535	$3,861	$3,450,000		$13,455	$19,687
Net investment hedges:
Foreign exchange contracts	81,480		—	253	84,832		5,590	—
Total derivatives designated as hedging instruments	$3,331,480		$27,535	$4,114	$3,534,832		$19,045	$19,687
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,568,116		$387,465	$458,550	$16,932,414		$426,828	$564,829
Commodity contracts	—	(1)	178,075	186,599	—	(1)	261,613	258,608
Foreign exchange contracts	3,887,403		34,050	32,538	2,982,891		47,519	44,117
Credit contracts	109,566	(2)	—	29	140,950	(2)	—	23
Equity contracts	—	(3)	277	—	—	(3)	323	—
Total derivatives not designated as hedging instruments	$21,565,085		$599,867	$677,716	$20,056,255		$736,283	$867,577
Gross derivative assets/liabilities			$627,402	$681,830			$755,328	$887,264
Less: Master netting agreements			(169,849)	(169,849)			(242,745)	(242,745)
Less: Cash collateral received			(195,278)	—			(372,038)	—
Net derivative assets/liabilities			$262,275	$511,981			$140,545	$644,519

(1)The notional amount of the Company’s commodity contracts totaled 24,954 thousand barrels of crude oil and 266,047 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2023. In comparison, the notional amount of the Company’s commodity contracts totaled 12,005 thousand barrels of crude oil and 247,704 thousand MMBTUs of natural gas as of December 31, 2022.
(2)Notional amount for credit contracts reflects the Company’s pro-rata share of the derivative instruments in RPAs.
(3)The Company held equity contracts in one public company and 11 private companies as of March 31, 2023. In comparison, the Company held equity contracts in one public company and 13 private companies as of December 31, 2022.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of March 31, 2023, interest rate contracts in notional amounts of $3.25 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of March 31, 2023, the Company expects to reclassify an estimated $56.1 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

In the first quarter of 2023, the Company prepaid the variable-rate borrowing where an interest rate swap contract in notional amount of $200.0 million was designated as a cash flow hedge. The interest rate swap was terminated at the same date the borrowing was prepaid. Pre-tax gains in the amount of $696 thousand were reclassified from AOCI to Interest expense before the termination of the hedge and the remaining gains in the amount of $1.6 million in AOCI were immediately recognized into Noninterest income upon the termination of the hedge as the forecasted interest payments on the borrowing were no longer probable to occur.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2023 and 2022. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

	Three Months Ended March 31,
($ in thousands)	2023		2022
Gains (losses) recognized in AOCI:
Interest rate contracts	$29,843		$(32,609)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	696		(173)
Interest and dividend income (for cash flow hedges on loans)	(12,954)		2,273
Noninterest income	1,614	(1)	—
Total	$(10,644)		$2,100

(1)Represents the reclassification of the remaining AOCI into earnings for the terminated cash flow hedge where the forecasted cash flows were no longer probable of occurring.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The following table presents the pre-tax losses recognized in AOCI on net investment hedges for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Losses recognized in AOCI	$(1,076)	$(1,571)

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and other Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. Income primarily results from the spread between the customer derivative and the offsetting dealer position. Certain offsetting derivative contracts entered into by the Company are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $94.0 million and $3.8 million, respectively, as of March 31, 2023. In comparison, applying variation margin payments as settlement to LCH and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $163.4 million and $12.1 million, respectively, as of December 31, 2022.

The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2023 and December 31, 2022.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives issued for customer-related positions and other economic hedges as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,776,171	$8,537	$416,483	$6,656,491	$1,438	$521,719
Written options	1,693,002	—	24,329	1,548,158	—	30,904
Collars and corridors	269,340	252	7,341	215,773	—	8,924
Subtotal	8,738,513	8,789	448,153	8,420,422	1,438	561,547
Foreign exchange contracts:
Forwards and spot	1,439,521	9,866	18,300	993,588	17,009	18,090
Swaps	514,659	5,808	2,683	623,143	6,629	12,178
Other	127,000	1,876	—	121,631	2,070	245
Subtotal	2,081,180	17,550	20,983	1,738,362	25,708	30,513
Total	$10,819,693	$26,339	$469,136	$10,158,784	$27,146	$592,060
Other economic hedges:
Interest rate contracts:
Swaps	$6,803,027	$345,976	$9,209	$6,683,828	$384,201	$2,047
Purchased options	1,725,119	25,321	—	1,580,275	32,233	—
Written options	32,117	—	925	32,117	—	1,235
Collars and corridors	269,340	7,379	263	215,772	8,956	—
Subtotal	8,829,603	378,676	10,397	8,511,992	425,390	3,282
Foreign exchange contracts:
Forwards and spot	67,680	72	120	77,998	3,050	87
Swaps	1,611,543	16,428	9,559	1,044,900	18,516	11,447
Other	127,000	—	1,876	121,631	245	2,070
Subtotal	1,806,223	16,500	11,555	1,244,529	21,811	13,604
Total	$10,635,826	$395,176	$21,952	$9,756,521	$447,201	$16,886

The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and other economic hedges as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	7,443	Barrels	$18,072	$8,088	2,465	Barrels	$39,955	$6,178
Collars	4,597	Barrels	6,337	4,528	3,011	Barrels	16,038	2,630
Written options	—	Barrels	—	—	—	Barrels	558	—
Subtotal	12,040	Barrels	24,409	12,616	5,476	Barrels	56,551	8,808
Natural gas:
Swaps	99,111	MMBTUs	50,825	71,736	92,590	MMBTUs	112,314	73,208
Collars	34,015	MMBTUs	1,003	29,501	32,072	MMBTUs	2,217	18,317
Written options	367	MMBTUs	—	49	—	MMBTUs	—	—
Subtotal	133,493	MMBTUs	51,828	101,286	124,662	MMBTUs	114,531	91,525
Total			$76,237	$113,902			$171,082	$100,333
Other economic hedges:
Commodity contracts:
Crude oil:
Swaps	7,539	Barrels	$8,900	$16,016	2,587	Barrels	$6,935	$36,060
Collars	5,375	Barrels	2,900	5,531	3,942	Barrels	1,378	12,856
Purchased options	—	Barrels	—	—	—	Barrels	—	516
Subtotal	12,914	Barrels	11,800	21,547	6,529	Barrels	8,313	49,432
Natural gas:
Swaps	98,891	MMBTUs	66,395	50,147	91,900	MMBTUs	69,767	106,883
Collars	33,296	MMBTUs	23,594	1,003	31,142	MMBTUs	12,451	1,960
Purchased options	367	MMBTUs	49	—	—	MMBTUs	—	—
Subtotal	132,554	MMBTUs	90,038	51,150	123,042	MMBTUs	82,218	108,843
Total			$101,838	$72,697			$90,531	$158,275

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. The majority of the referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.7 years and 2.4 years, respectively, as of March 31, 2023 and December 31, 2022. Assuming that the underlying borrowers referenced in the interest rate contracts defaulted, the Company would not have any current exposure in the protection sold RPAs as of both March 31, 2023 and December 31, 2022. The Company did not have any outstanding protection purchased RPAs as of both March 31, 2023 and December 31, 2022.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of their borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2023 and 2022:

	Classification on Consolidated Statement of Income	Three Months Ended March 31,
($ in thousands)		2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$(2,484)	$7,585
Foreign exchange contracts	Foreign exchange income	10,442	7,322
Credit contracts	Interest rate contracts and other derivative income	(5)	74
Equity contracts	Lending fees	(45)	94
Commodity contracts	Interest rate contracts and other derivative income	6	(49)
Net gains		$7,914	$15,026

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of March 31, 2023, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled zero, and no collateral was posted to cover these positions. In comparison, as of December 31, 2022, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled $2.6 million, of which $1.1 million of collateral was posted to cover these positions. If the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both March 31, 2023 and December 31, 2022.

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

($ in thousands)	As of March 31, 2023
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$627,402	$(169,849)	$(195,278)	$262,275	$(233,746)	$28,529
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$681,830	$(169,849)	$—	$511,981	$—	$511,981

($ in thousands)	As of December 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$755,328	$(242,745)	$(372,038)	$140,545	$(60,567)	$79,978
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$887,264	$(242,745)	$—	$644,519	$(38,438)	$606,081

(1)Includes $287 thousand and $2.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022, respectively.
(2)Includes $15 thousand and $566 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2023 and December 31, 2022, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $205.7 million and $384.9 million as of March 31, 2023 and December 31, 2022, respectively. Of the gross cash collateral received, $195.3 million and $372.0 million were used to offset against derivative assets as of March 31, 2023 and December 31, 2022, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $200 thousand and $490 thousand as of March 31, 2023 and December 31, 2022, respectively. None of the collateral was used to offset against derivative liabilities as of both March 31, 2023 and December 31, 2022.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires the disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to resale and repurchase agreements. Refer to Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
Commercial:
C&I	$15,641,840	$15,711,095
CRE:
CRE	14,019,136	13,857,870
Multifamily residential	4,682,280	4,573,068
Construction and land	731,394	638,420
Total CRE	19,432,810	19,069,358
Total commercial	35,074,650	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,786,998	11,223,027
HELOCs	1,988,881	2,122,655
Total residential mortgage	13,775,879	13,345,682
Other consumer	67,519	76,295
Total consumer	13,843,398	13,421,977
Total loans held-for-investment (1)	$48,918,048	$48,202,430
Allowance for loan losses	(619,893)	(595,645)
Loans held-for-investment, net (1)	$48,298,155	$47,606,785

(1)Includes $(75.4) million and $(70.4) million of net deferred loan fees and net unamortized premiums as of March 31, 2023 and December 31, 2022, respectively.

Loans held-for-investment accrued interest receivable was $221.6 million and $208.4 million as of March 31, 2023 and December 31, 2022, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for the three months ended March 31, 2023 and 2022. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $34.17 billion and $28.30 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of March 31, 2023 and December 31, 2022.

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

The following tables summarize the Company’s loans held-for-investment and current-period gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

	March 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$674,825	$2,578,285	$1,783,684	$521,410	$333,681	$253,687	$9,060,947	$20,446	$15,226,965
Criticized (accrual)	2	76,947	90,595	30,558	33,825	9,511	129,690	—	371,128
Criticized (nonaccrual)	300	18,197	1,773	10,335	—	13,142	—	—	43,747
Total C&I	675,127	2,673,429	1,876,052	562,303	367,506	276,340	9,190,637	20,446	15,641,840
YTD gross write-offs (3)	185	68	72	—	—	1,553	—	—	1,878

CRE:
Pass	468,751	4,143,097	2,386,362	1,470,520	1,724,371	3,216,726	163,308	54,385	13,627,520
Criticized (accrual)	—	—	53,948	155,649	55,225	106,071	1,455	—	372,348
Criticized (nonaccrual)	—	171	18,692	—	—	405	—	—	19,268
Subtotal CRE	468,751	4,143,268	2,459,002	1,626,169	1,779,596	3,323,202	164,763	54,385	14,019,136
YTD gross write-offs	—	—	—	—	—	6	—	—	6

Multifamily residential:
Pass	159,286	1,498,094	882,113	633,118	515,423	951,669	9,253	1,301	4,650,257
Criticized (accrual)	—	—	—	—	704	31,160	—	—	31,864
Criticized (nonaccrual)	—	—	—	—	—	159	—	—	159
Subtotal multifamily residential	159,286	1,498,094	882,113	633,118	516,127	982,988	9,253	1,301	4,682,280

Construction and land:
Pass	47,883	329,458	268,980	34,007	1,245	3,011	12,087	—	696,671
Criticized (accrual)	—	13,151	—	—	—	21,572	—	—	34,723
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	47,883	342,609	268,980	34,007	1,245	24,583	12,087	—	731,394

Total CRE	675,920	5,983,971	3,610,095	2,293,294	2,296,968	4,330,773	186,103	55,686	19,432,810
YTD gross write-offs	—	—	—	—	—	6	—	—	6

Total commercial	$1,351,047	$8,657,400	$5,486,147	$2,855,597	$2,664,474	$4,607,113	$9,376,740	$76,132	$35,074,650
YTD total commercial gross write-offs (3)	$185	$68	$72	$—	$—	$1,559	$—	$—	$1,884

	March 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	$789,902	$3,504,956	$2,414,724	$1,728,663	$1,075,516	$2,246,626	$—	$—	$11,760,387
Criticized (accrual)	—	—	629	733	2,436	3,100	—	—	6,898
Criticized (nonaccrual) (2)	—	142	676	1,006	3,240	14,649	—	—	19,713
Subtotal single-family residential mortgage	789,902	3,505,098	2,416,029	1,730,402	1,081,192	2,264,375	—	—	11,786,998

HELOCs:
Pass	—	1,683	1,183	4,240	2,351	10,592	1,835,459	119,520	1,975,028
Criticized (accrual)	—	—	223	655	—	2,905	488	537	4,808
Criticized (nonaccrual)	—	—	6	183	69	4,965	191	3,631	9,045
Subtotal HELOCs	—	1,683	1,412	5,078	2,420	18,462	1,836,138	123,688	1,988,881

Total residential mortgage	789,902	3,506,781	2,417,441	1,735,480	1,083,612	2,282,837	1,836,138	123,688	13,775,879

Other consumer:
Pass	889	16,824	137	5,356	—	7,229	36,715	—	67,150
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	366	—	366
Total other consumer	892	16,824	137	5,356	—	7,229	37,081	—	67,519
YTD gross write-offs	—	—	—	—	—	—	40	—	40

Total consumer	$790,794	$3,523,605	$2,417,578	$1,740,836	$1,083,612	$2,290,066	$1,873,219	$123,688	$13,843,398
YTD total consumer gross write-offs (3)	$—	$—	$—	$—	$—	$—	$40	$—	$40

Total loans held-for-investment:
Pass	$2,141,536	$12,072,397	$7,737,183	$4,397,314	$3,652,587	$6,689,540	$11,117,769	$195,652	$48,003,978
Criticized (accrual)	5	90,098	145,395	187,595	92,190	174,319	131,633	537	821,772
Criticized (nonaccrual)	300	18,510	21,147	11,524	3,309	33,320	557	3,631	92,298
Total	$2,141,841	$12,181,005	$7,903,725	$4,596,433	$3,748,086	$6,897,179	$11,249,959	$199,820	$48,918,048
YTD total loans held-for-investment gross write-offs (3)	$185	$68	$72	$—	$—	$1,559	$40	$—	$1,924

	December 31, 2022
	Term Loans by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,831,834	$2,053,215	$623,026	$392,013	$143,970	$97,605	$9,177,401	$20,548	$15,339,612
Criticized (accrual)	72,210	34,296	48,761	34,221	20,646	12,933	97,988	—	321,055
Criticized (nonaccrual)	18,722	4,797	10,733	243	5,618	10,315	—	—	50,428
Total C&I	2,922,766	2,092,308	682,520	426,477	170,234	120,853	9,275,389	20,548	15,711,095
CRE:
Pass	4,178,780	2,404,634	1,505,150	1,771,679	1,471,710	1,909,925	165,653	22,009	13,429,540
Criticized (accrual)	3,518	60,573	159,424	40,095	91,132	32,173	1,455	16,716	405,086
Criticized (nonaccrual)	—	19,044	—	—	—	4,200	—	—	23,244
Subtotal CRE	4,182,298	2,484,251	1,664,574	1,811,774	1,562,842	1,946,298	167,108	38,725	13,857,870
Multifamily residential:
Pass	1,500,289	892,598	641,677	519,614	350,044	625,293	11,325	—	4,540,840
Criticized (accrual)	—	—	—	707	4,276	27,076	—	—	32,059
Criticized (nonaccrual)	—	—	—	—	—	169	—	—	169
Subtotal multifamily residential	1,500,289	892,598	641,677	520,321	354,320	652,538	11,325	—	4,573,068
Construction and land:
Pass	288,394	276,839	31,804	3,104	2,805	231	9,073	—	612,250
Criticized (accrual)	4,504	—	—	—	21,666	—	—	—	26,170
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	292,898	276,839	31,804	3,104	24,471	231	9,073	—	638,420
Total CRE	5,975,485	3,653,688	2,338,055	2,335,199	1,941,633	2,599,067	187,506	38,725	19,069,358
Total commercial	$8,898,251	$5,745,996	$3,020,575	$2,761,676	$2,111,867	$2,719,920	$9,462,895	$59,273	$34,780,453
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	$3,548,894	$2,453,717	$1,775,696	$1,101,965	$817,164	$1,500,359	$—	$—	$11,197,795
Criticized (accrual)	—	1,275	785	1,463	4,352	3,935	—	—	11,810
Criticized (nonaccrual) (2)	141	—	204	3,202	1,721	8,154	—	—	13,422
Subtotal single-family residential mortgage	3,549,035	2,454,992	1,776,685	1,106,630	823,237	1,512,448	—	—	11,223,027
HELOCs:
Pass	520	3,583	7,336	3,203	525	8,960	1,958,692	127,401	2,110,220
Criticized (accrual)	—	6	—	—	—	—	4	1,079	1,089
Criticized (nonaccrual)	—	—	483	231	1,017	4,844	1,001	3,770	11,346
Subtotal HELOCs	520	3,589	7,819	3,434	1,542	13,804	1,959,697	132,250	2,122,655
Subtotal residential mortgage	3,549,555	2,458,581	1,784,504	1,110,064	824,779	1,526,252	1,959,697	132,250	13,345,682
Other consumer:
Pass	17,088	137	5,356	—	—	15,808	37,804	—	76,193
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	99	—	99
Total other consumer	17,091	137	5,356	—	—	15,808	37,903	—	76,295
Total consumer	$3,566,646	$2,458,718	$1,789,860	$1,110,064	$824,779	$1,542,060	$1,997,600	$132,250	$13,421,977
Total by Risk Rating:
Pass	$12,365,799	$8,084,723	$4,590,045	$3,791,578	$2,786,218	$4,158,181	$11,359,948	$169,958	$47,306,450
Criticized (accrual)	80,235	96,150	208,970	76,486	142,072	76,117	99,447	17,795	797,272
Criticized (nonaccrual)	18,863	23,841	11,420	3,676	8,356	27,682	1,100	3,770	98,708
Total	$12,464,897	$8,204,714	$4,810,435	$3,871,740	$2,936,646	$4,261,980	$11,460,495	$191,523	$48,202,430

(1)$12.2 million of total commercial loans, primarily comprised of CRE revolving loans and $5.1 million of total consumer loans, comprised of HELOC revolving loans converted to term loans during the three months ended March 31, 2023. In comparison, no commercial or consumer loans were converted to term loans during the three months ended March 31, 2022.
(2)As of March 31, 2023 and December 31, 2022, $827 thousand and $818 thousand, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.
(3)Excludes current-period gross write-offs associated with loans the Company sold or settled.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,589,505	$4,758	$3,830	$8,588	$43,747	$15,641,840
CRE:
CRE	13,998,080	1,304	484	1,788	19,268	14,019,136
Multifamily residential	4,681,411	391	319	710	159	4,682,280
Construction and land	723,240	—	8,154	8,154	—	731,394
Total CRE	19,402,731	1,695	8,957	10,652	19,427	19,432,810
Total commercial	34,992,236	6,453	12,787	19,240	63,174	35,074,650
Consumer:
Residential mortgage:
Single-family residential	11,740,953	17,964	7,541	25,505	20,540	11,786,998
HELOCs	1,969,546	5,485	4,805	10,290	9,045	1,988,881
Total residential mortgage	13,710,499	23,449	12,346	35,795	29,585	13,775,879
Other consumer	67,008	89	56	145	366	67,519
Total consumer	13,777,507	23,538	12,402	35,940	29,951	13,843,398
Total	$48,769,743	$29,991	$25,189	$55,180	$93,125	$48,918,048

	December 31, 2022
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,651,312	$6,482	$2,873	$9,355	$50,428	$15,711,095
CRE:
CRE	13,820,441	14,185	—	14,185	23,244	13,857,870
Multifamily residential	4,571,899	678	322	1,000	169	4,573,068
Construction and land	638,420	—	—	—	—	638,420
Total CRE	19,030,760	14,863	322	15,185	23,413	19,069,358
Total commercial	34,682,072	21,345	3,195	24,540	73,841	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,183,134	13,523	12,130	25,653	14,240	11,223,027
HELOCs	2,102,523	7,700	1,086	8,786	11,346	2,122,655
Total residential mortgage	13,285,657	21,223	13,216	34,439	25,586	13,345,682
Other consumer	73,004	109	3,083	3,192	99	76,295
Total consumer	13,358,661	21,332	16,299	37,631	25,685	13,421,977
Total	$48,040,733	$42,677	$19,494	$62,171	$99,526	$48,202,430

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both March 31, 2023 and December 31, 2022. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well-secured by the collateral value and there is no loss expectation.

($ in thousands)	March 31, 2023	December 31, 2022
Commercial:
C&I	$16,227	$11,398
CRE	18,693	22,944
Total commercial	34,920	34,342
Consumer:
Single-family residential	7,206	2,998
HELOCs	5,050	7,245
Total consumer	12,256	10,243
Total nonaccrual loans with no related allowance for loan losses	$47,176	$44,585

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $270 thousand of foreclosed assets as of both March 31, 2023 and December 31, 2022. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the CFPB guidelines. The carrying value of consumer real estate loans that were in an active or suspended foreclosure process was $8.4 million and $7.5 million as of March 31, 2023 and December 31, 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of the Company’s loss mitigation efforts, the Company may agree to modify the contractual terms of a loan to a borrower experiencing financial difficulty. In addition to loan modifications, the Company also provides other loss mitigation options to assist borrowers who are experiencing financial difficulties. The Company offers restructurings mainly in the form of payment deferrals and term extensions. Upon the adoption of ASU 2022-02, which was effective as of January 1, 2023, the Company applies the loan refinancing and restructuring guidance provided in ASU 310-20 to determine whether a modification made to a borrower results in a new loan or a continuation of an existing loan. See Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Loan Modifications to the Consolidated Financial Statements in this Form 10-Q for additional information. The disclosures below provide information on loan modifications to borrowers experiencing financial difficulty. Loans that were both modified and paid off or charged-off during the period, resulting in an amortized cost balance of zero at the end of each period, were excluded from the disclosures below.

The following table presents the amortized cost of modified loans and the financial effects of the modifications for the three months ended March 31, 2023 by loan class and modification type:

	For the Three Months Ended March 31, 2023
	Modification Type				Financial Effects of Loan Modifications
($ in thousands)	Term Extension	Payment Delay	Total	Modification as a % of Loan Class	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$19,974	$14,364	$34,338	0.22%	0.9 years	1.0 year
CRE:
CRE	543	—	543	0.00%	2.0 years
Total commercial	20,517	14,364	34,881
Consumer:
Residential mortgage:
HELOCs	738	—	738	0.04%	14.8 years
Total consumer	738	—	738
Total	$21,255	$14,364	$35,619

The Company tracks the performance of modified loans. A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received a modification during the three months ended March 31, 2023 that subsequently defaulted.

The following table presents the performance of loans that were modified during the three months ended March 31, 2023.

	Payment Performance as of March 31, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$27,393	$6,945	$—	$34,338
CRE:
CRE	543	—	—	543
Total commercial	27,936	6,945	—	34,881
Consumer:
Residential mortgage:
HELOCs	738	—	—	738
Total consumer	738	—	—	738
Total	$28,674	$6,945	$—	$35,619

As of March 31, 2023, there were no additional commitments to lend to borrowers whose loans were modified.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.

The following table presents the additions to TDRs for the three months ended March 31, 2022:

	Loans Modified as TDRs During the three months ended March 31, 2022
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$17,179	$9,224	$7,545
Total	1	$17,179	$9,224	$7,545

(1)Includes subsequent payments after modification and reflects the balance as of March 31, 2022.
(2)Includes charge-offs since the modification date.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the three months ended March 31, 2022:

	Modification Type During the Three Months Ended March 31, 2022
($ in thousands)	Principal (1)	Total
Commercial:
C&I	$9,224	$9,224
Total	$9,224	$9,224

(1)Includes principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the three months ended March 31, 2022 that were modified as TDRs during the 12 months preceding payment default:

	Loans Modified as TDRs that Subsequently Defaulted During the Three Months Ended March 31, 2022
($ in thousands)	Number of Loans	Recorded Investment
Commercial:
C&I	1	$3,250
Total	1	$3,250

As of December 31, 2022, the remaining lending commitments to borrowers whose terms of their outstanding owed balances were modified as TDRs was $16.2 million.

Allowance for Credit Losses

The Company has a current expected credit losses framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, and periodic evaluation of the loan portfolio, lending-related commitments, and other relevant factors.

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

There were no changes to the overall model methodology or the reasonable and supportable forecast period and reversion to the historical loss experience method for the three months ended March 31, 2023 and 2022.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age, size and spread at origination, and risk rating	Volatility Index and BBB yield to 10-year U.S. Treasury spread
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Loss rate approach	Immaterial (1)

(1)Macroeconomic variables are included in the qualitative estimate.

Allowance for Loan Losses for the Commercial Loan Portfolio

The Company’s C&I lifetime loss rate model estimates the loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans 11 quarters, thereafter, immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

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
—    the Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off, and recovery practices;
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

Allowance for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for loan losses on an individual loan basis. The allowance for loan losses for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; or (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2023, collateral-dependent commercial and consumer loans totaled $18.7 million and $12.3 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $47.4 million and $13.4 million, respectively, as of December 31, 2022. The collateral-dependent loans decreased from December 31, 2022, predominantly driven by the adoption of ASU 2022-02 related to the elimination of TDR guidance. The Company's collateral-dependent loans were secured by real estate. As of both March 31, 2023 and December 31, 2022, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, January 1, 2023		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
(Reversal of) provision for credit losses on loans	(a)	(678)	4,676	1,135	210	12,442	580	155	18,520
Gross charge-offs		(1,900)	(6)	—	—	—	(91)	(40)	(2,037)
Gross recoveries		1,211	196	12	3	—	6	—	1,428
Total net (charge-offs) recoveries		(689)	190	12	3	—	(85)	(40)	(609)
Foreign currency translation adjustment		309	—	—	—	—	—	—	309
Allowance for loan losses, end of period		$376,325	$155,067	$24,526	$9,322	$48,007	$4,971	$1,675	$619,893

		Three Months Ended March 31, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	9,262	(3,493)	9,657	(4,506)	926	299	107	12,252
Gross charge-offs		(11,188)	(398)	(1)	—	—	—	(46)	(11,633)
Gross recoveries		3,002	55	120	54	124	14	—	3,369
Total net (charge-offs) recoveries		(8,186)	(343)	119	54	124	14	(46)	(8,264)
Foreign currency translation adjustment		118	—	—	—	—	—	—	118
Allowance for loan losses, end of period		$339,446	$147,104	$24,176	$11,016	$18,210	$3,748	$1,985	$545,685

The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
($ in thousands)		2023	2022
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$26,264	$27,514
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,480	(4,252)
Foreign currency translation adjustment		(3)	—
Allowance for unfunded credit commitments, end of period		$27,741	$23,262
Provision for credit losses	(a) + (b)	$20,000	$8,000

The allowance for credit losses was $647.6 million as of March 31, 2023, an increase of $25.7 million, compared with $621.9 million as of December 31, 2022. The increase in the allowance for credit losses was primarily driven by the current economic outlook as well as loan growth. The current economic outlook reflected ongoing concerns with inflation, global supply chain disruptions and rising interest rates.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions, respectively. As of March 31, 2023, the Company did not assign a weighting to its upside scenario. Instead, it assigned a slightly higher weighting to its downside scenario, while maintaining the same weighting to its baseline scenario, compared with the weightings assigned as of December 31, 2022. Management remains cautious regarding the economic outlook given the persistently high level of inflation, rising interest rates, the recent strain to the financial system, and continued concerns on global oil prices and supply-chain issues. The baseline GDP growth forecast for the first two quarters of 2023 rose to 2.5% and 1.0%, compared with 0.1% and 0.7% in the December 2022 forecast. Additionally, the GDP growth forecast for the second half of 2023 has been lowered compared with the December 2022 forecast. GDP growth for the full year 2024, was lowered to 1.9% from the previous 2.0% forecasted as of December 31, 2022, reflecting an expected GDP slow-down as interest-sensitive spending weakens amid elevated interest rates. Average unemployment rates are expected to remain stable at 3.5% for 2023. However, job market softening is expected in 2024 and 2025. Compared with the baseline scenario, the downside scenario assumes that the combination of increasing supply shortages, political tensions between China and Taiwan, recent bank failures, still-elevated inflation, and the Federal Reserve’s decision to keep the federal funds rate elevated will lead to a recession in the second quarter of 2023.

Loans Held-for-Sale

Loans held-for-sale consisted of $6.9 million and $25.6 million of C&I loans as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for additional details.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loans with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I	CRE	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$156,876	$3,600	$—	$160,476
Sales (2)(3)(4)	$175,932	$3,600	$—	$179,532
Purchases (5)	$22,683	$—	$131,999	$154,682

	Three Months Ended March 31, 2022
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I	CRE	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$111,437	$21,780	$—	$133,217
Sales (2)(3)(4)	$107,474	$21,780	$451	$129,705
Purchases (5)	$110,596	$—	$114,375	$224,971

(1)Includes write-downs of $273 thousand and $59 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes originated loans sold of $111.0 million and $112.3 million for the three months ended March 31, 2023 and 2022, respectively. Originated loans sold consisted primarily of C&I loans for both periods.
(3)Includes $68.5 million and $17.4 million of purchased loans sold in the secondary market for the three months ended March 31, 2023 and 2022, respectively.
(4)Net (losses) gains on sales of loans were $(22) thousand and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
(5)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a minimum 15-year compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas. For the Company’s accounting policies on tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for additional details. For a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$388,926	$241,371	$413,253	$266,654
Investments in tax credit and other investments, net	352,428	190,010	350,003	185,797
Total	$741,354	$431,381	$763,256	$452,451

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $24.4 million and $24.0 million as of March 31, 2023 and December 31, 2022, respectively. The Company invests in these mutual funds for CRA purposes. The Company also held equity securities without readily determinable fair values totaling $36.0 million and $36.5 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Investments in qualified housing partnerships, net
Tax credits and other tax benefits recognized	$16,094	$12,830
Amortization expense included in income tax expense	$12,666	$10,025
Investments in tax credit and other investments, net
Amortization of tax credit and other investments (1)	$10,110	$13,900
Unrealized gains (losses) on equity securities with readily determinable values	$361	$(1,161)

(1)Includes $174 thousand in impairment recovery related to the $3.7 million cash settlement received from the Company’s investment in DC Solar that was previously written off.

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

Note 9 — Goodwill

Total goodwill was $465.7 million as of both March 31, 2023 and December 31, 2022. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment testing as of December 31, 2022, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2022 Form 10-K. Given the recent volatility in the banking industry, the Company performed an analysis of goodwill during the first quarter of 2023 that consisted of a qualitative assessment to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of March 31, 2023.

Note 10 — Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings — Bank Term Funding Program

As of March 31, 2023, the Company’s short-term borrowings consisted of funds from the BTFP. In March 2023, the Federal Reserve announced the creation of the BTFP, which was designed to provide additional liquidity to U.S. depository institutions. The advances will be limited to the par value of eligible collateral pledged by the borrower, for a term of up to one year. U.S. federally insured depository institutions can request advances under the BTFP until at least March 11, 2024.

The following table presents details of the Company’s short-term borrowings as of March 31, 2023. The Company pledged eligible U.S. government agency and U.S. government-sponsored enterprise debt and mortgage-backed securities, and U.S. Treasury securities as collateral for the borrowings under the BTFP. As of March 31, 2023, the face amount of the Company’s pledged securities to the BTFP totaled $4.84 billion with a remaining borrowing capacity of $339.0 million. There were no short-term borrowings as of December 31, 2022.

			March 31, 2023
($ in thousands)	Interest Rate	Maturity Date	Amount
Short-term borrowings	4.37%	3/19/2024	$4,500,000

Long-Term Debt — Junior Subordinated Debt

Long-term debt totaled $148.0 million as of both March 31, 2023 and December 31, 2022. The interest rates on the junior subordinated debt are based on LIBOR plus the applicable stated margin. The junior subordinated debt had a weighted-average interest rate of 6.39% and 3.49% as of March 31, 2023 and December 31, 2022, respectively, with remaining maturities ranging between 11.6 years and 14.5 years as of March 31, 2023. For additional information on the junior subordinated debt, refer to Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Note 11 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides loan commitments to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses from these transactions, commitments to extend credit are included in determining the appropriate level of allowance for unfunded credit commitments, and outstanding commercial letters of credit and standby letters of credit (“SBLCs”).

The following table presents the Company’s credit-related commitments as of March 31, 2023 and December 31, 2022:

	March 31, 2023					December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Year Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$2,984,815	$2,391,830	$1,091,375	$2,076,229	$8,544,249	$8,211,571
Commercial letters of credit and SBLCs	703,038	567,135	84,709	1,075,196	2,430,078	2,291,966
Total	$3,687,853	$2,958,965	$1,176,084	$3,151,425	$10,974,327	$10,503,537

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of March 31, 2023, total letters of credit of $2.43 billion consisted of SBLCs of $2.40 billion and commercial letters of credit of $29.6 million. In comparison, as of December 31, 2022, total letters of credit of $2.29 billion consisted of SBLCs of $2.27 billion and commercial letters of credit of $21.6 million. As of both March 31, 2023 and December 31, 2022, substantially all SBLCs were rated as “Pass” by the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $27.7 million and $26.2 million as of March 31, 2023 and December 31, 2022, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of March 31, 2023 and December 31, 2022:

	Maximum Potential Future Payments						Carrying Value
	March 31, 2023					December 31, 2022	March 31, 2023	December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$37	$67	$—	$6,404	$6,508	$6,781	$6,508	$6,781
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	21,016	21,320
Total	$37	$67	$—	$21,400	$21,504	$21,777	$27,524	$28,101

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $36 thousand and $37 thousand as of March 31, 2023 and December 31, 2022, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company, as of March 31, 2023, the Company does not believe there is any pending legal proceeding to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Other Commitments — The Company has commitments to invest in qualified affordable housing partnerships, tax credit and other investments as discussed in Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q. As of March 31, 2023 and December 31, 2022, these commitments were $431.4 million and $452.5 million, respectively. These commitments are included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both March 31, 2023 and December 31, 2022.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Stock compensation costs	$11,075	$8,433
Related net tax benefits for stock compensation plans	$8,290	$5,159

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the three months ended March 31, 2023. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2023	1,296,866	$60.77	332,510	$60.40
Granted	479,758	74.53	96,271	57.50
Vested	(462,248)	42.35	(152,558)	39.39
Forfeited	(9,280)	70.26	—	—
Outstanding, March 31, 2023	1,305,096	$72.28	276,223	$70.99

As of March 31, 2023, there were $41.8 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.2 years, and $24.1 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.3 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2023 and 2022. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

	Three Months Ended March 31,
($ and shares in thousands, except per share data)	2023	2022
Basic:
Net income	$322,439	$237,652
Weighted-average number of shares outstanding	141,112	142,025
Basic EPS	$2.28	$1.67
Diluted:
Net income	$322,439	$237,652
Weighted-average number of shares outstanding	141,112	142,025
Add: Dilutive impact of unvested RSUs	801	1,198
Diluted weighted-average number of shares outstanding	141,913	143,223
Diluted EPS	$2.27	$1.66

Approximately 417 thousand and 123 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three months ended March 31, 2023 and 2022, respectively.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2023 and 2022:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2022	$(85,703)	$257	$(4,935)	$(90,381)
Net unrealized (losses) gains arising during the period	(281,361)	(23,227)	129	(304,459)
Amounts reclassified from AOCI	1,411	(1,496)	—	(85)
Changes, net of tax	(279,950)	(24,723)	129	(304,544)
Balance, March 31, 2022	$(365,653)	$(24,466)	$(4,806)	$(394,925)
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains arising during the period	44,275	21,086	2,941	68,302
Amounts reclassified from AOCI	9,806	7,527	—	17,333
Changes, net of tax	54,081	28,613	2,941	85,635
Balance, March 31, 2023	$(640,734)	$(20,918)	$(18,342)	$(679,994)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary is RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
($ in thousands)	Before-Tax		Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) arising during the period	$62,860		$(18,585)	$44,275	$(399,462)	$118,101	$(281,361)
Reclassification adjustments:
Net realized losses (gains) reclassified into net income (1)	10,000	(2)	(2,956)	7,044	(1,278)	378	(900)
Amortization of unrealized losses on transferred securities (3)	3,921		(1,159)	2,762	3,281	(970)	2,311
Net change	76,781		(22,700)	54,081	(397,459)	117,509	(279,950)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	29,843		(8,757)	21,086	(32,609)	9,382	(23,227)
Net realized losses (gains) reclassified into net income (4)	10,644		(3,117)	7,527	(2,100)	604	(1,496)
Net change	40,487		(11,874)	28,613	(34,709)	9,986	(24,723)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	2,626		315	2,941	(322)	451	129
Net change	2,626		315	2,941	(322)	451	129
Other comprehensive income (loss)	$119,894		$(34,259)	$85,635	$(432,490)	$127,946	$(304,544)

(1)Pre-tax amounts were reported in Net realized (losses) gains on AFS debt securities on the Consolidated Statement of Income.
(2)Represents the full write-off of an impaired subordinated debt security during the first quarter of 2023.
(3)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio.
(4)Pre-tax amounts related to cash flow hedges on CRE loans and long-term borrowings were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2023 and 2022:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2023
Net interest income before provision for credit losses	$304,242	$236,723	$58,896	$599,861
Provision for credit losses	15,012	4,988	—	20,000
Noninterest income (loss)	26,002	43,599	(9,623)	59,978
Noninterest expense	113,823	87,248	17,376	218,447
Segment income before income taxes	201,409	188,086	31,897	421,392
Segment net income	$142,247	$134,457	$45,735	$322,439
As of March 31, 2023
Segment assets	$17,880,525	$33,647,465	$15,716,908	$67,244,898

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2022
Net interest income (loss) before provision for credit losses	$213,214	$208,077	$(5,678)	$415,613
Provision for credit losses	3,104	4,896	—	8,000
Noninterest income	25,199	49,077	5,467	79,743
Noninterest expense	96,095	73,395	19,960	189,450
Segment income (loss) before income taxes	139,214	178,863	(20,171)	297,906
Segment net income	$99,164	$127,507	$10,981	$237,652
As of March 31, 2022
Segment assets	$15,338,579	$30,199,416	$16,703,461	$62,241,456

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this report, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 27, 2023 (the “Company’s 2022 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 120 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of March 31, 2023, the Company had $67.24 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2022 Form 10-K.

Current Developments

Economic Developments

In response to the recent volatility in the banking industry, the U.S. government intervened to maintain financial stability by implementing a “systemic risk exception” which allowed the Federal Deposit Insurance Corporation (“FDIC”) to protect all the depositors of certain failed banks, while the Board of Governors of the Federal Reserve System (“Federal Reserve”) created a new lending facility to mitigate liquidity pressures on the banking system. Although the broader banking system remains well capitalized, the market value of U.S. Treasury and government-backed mortgage securities held by banks continues to decline due to rising interest rates. Meanwhile, inflationary concerns continue to drive higher interest rates and weigh on the economy. The Federal Reserve’s monetary policy has included multiple interest rate hikes that have slowed the pace of inflation. Despite the slowdown in inflation, the Federal Reserve has indicated that additional measures are necessary to bring inflation in line with its 2% annual target. The combination of higher interest rates, depressed global equity prices, elevated market volatility and a slowdown in global economies has led to concerns of a potential recession. The Company continues to monitor the economy and its effects on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to interest rate hikes have been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2022 Form 10-K.

LIBOR Transition

London Interbank Offered Rate (“LIBOR”), a benchmark rate that has historically been widely referenced, will no longer be published after June 30, 2023. On January 1, 2022, the Company ceased offering new loans or loan renewals based on LIBOR, and began offering loans based on alternative reference rates (“ARRs”) such as Term Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index. A significant majority of the Company’s LIBOR exposure, predominantly comprised of commercial loans and derivative contracts have been remediated (i.e., amended to reference an ARR either before or immediately after June 2023) or already contains appropriate fallback provisions to transition to an ARR. The remaining LIBOR exposure represents a small minority of the Company’s assets and liabilities. The Company will leverage the appropriate contractual and statutory provisions, including the Adjustable Interest Rate (LIBOR) Act and other relevant legislation, to transition any remaining LIBOR-based product exposures maturing after June 2023 to the appropriate benchmark replacement rates. The Company’s LIBOR transition is anticipated to continue through June 30, 2023.

For additional information related to the potential impact surrounding the transition from LIBOR on the Company’s business, see item 1A. Risk Factors — Risks Related to Financial Matters in the Company’s 2022 Form 10-K. For additional background information on the LIBOR transition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Overview in the Company’s 2022 Form 10-K.

Potential Regulatory Reforms in Response to Recent Bank Failures

The recent failures of Silicon Valley Bank, Santa Clara, California, and Signature Bank, New York, New York, in March 2023, and First Republic Bank, San Francisco, California, in May 2023, may lead to regulatory changes and initiatives that could impact the Company. For example, the FDIC has stated that it plans to impose a special deposit insurance assessment on banks in order to recover losses that the FDIC’s Deposit Insurance Fund incurs in the receivership of these institutions. Changes in the financial services industry, including an increase in uninsured deposits and technological advances, have also prompted the FDIC to explore options and potential reforms to the deposit insurance system. Additionally, in response to these bank failures, President Biden has encouraged the federal banking agencies to adopt various reforms, including establishing more stringent capital and liquidity rules and other enhanced prudential standards for banking organizations with $100 billion or more in assets and completing an incentive compensation rule for bank executives pursuant to Section 956 of the Dodd-Frank Act. On April 28, 2023, the Federal Reserve and the FDIC issued reports on the potential causes of failures of Silicon Valley Bank and Signature Bank, respectively. Among the changes discussed, the Federal Reserve and the FDIC highlighted potential changes needed to supervisory approaches for banks of all sizes as well as to regulatory requirements. Currently, it is unclear what actions federal regulatory agencies will take as a result of these failures.

Small Business Lending Data Collection Rule

On March 30, 2023, the Consumer Financial Protection Bureau finalized a rule under section 1071 of the Dodd-Frank Act requiring lenders to collect and report data regarding small business lending activity. The Company is evaluating the impact of the new rule.

Bank Term Funding Program

In March 2023, the Federal Reserve announced the creation of the Bank Term Funding Program (“BTFP”), which was designed to make additional funding available to eligible depository institutions by allowing them to receive short-term advances backed by collateral pledged at par value. See Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements and Item 2. MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding — Other Sources of Funding in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for additional information related to the Company’s borrowings from the BTFP.

Financial Review

	Three Months Ended March 31,
($ and shares in thousands, except per share, and ratio data)	2023	2022
Summary of operations:
Net interest income before provision for credit losses	$599,861	$415,613
Noninterest income	59,978	79,743
Total revenue	659,839	495,356
Provision for credit losses	20,000	8,000
Noninterest expense	218,447	189,450
Income before income taxes	421,392	297,906
Income tax expense	98,953	60,254
Net income	$322,439	$237,652
Per share:
Basic earnings	$2.28	$1.67
Diluted earnings	$2.27	$1.66
Dividends declared	$0.48	$0.40
Weighted-average number of shares outstanding:
Basic	141,112	142,025
Diluted	141,913	143,223
Performance metrics:
Return on average assets (“ROA”)	2.01%	1.56%
Return on average common equity (“ROE”)	21.15%	16.50%
Return on average tangible common equity (“TCE”) (1)	22.94%	18.00%
Common dividend payout ratio	21.22%	24.23%
Net interest margin	3.96%	2.87%
Efficiency ratio (2)	33.11%	38.25%
Adjusted efficiency ratio (1)	30.46%	35.34%

At period end:	March 31, 2023	December 31, 2022
Total assets	$67,244,898	$64,112,150
Total loans	$48,924,909	$48,228,074
Total deposits	$54,737,402	$55,967,849
Common shares outstanding at period-end	141,396	140,948
Book value per share	$44.62	$42.46
Tangible book value per share (1)	$41.28	$39.10

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s first quarter 2023 net income was $322.4 million, an increase of $84.8 million or 36%, compared with first quarter 2022 net income of $237.7 million. The increase was primarily due to higher net interest income, partially offset by higher income tax and noninterest expense and lower noninterest income. Noteworthy items about the Company’s first quarter 2023 performance included:

•Net interest income growth and net interest margin expansion. First quarter 2023 net interest income before provision for credit losses was $599.9 million, an increase of $184.2 million or 44% from the first quarter of 2022. First quarter 2023 net interest margin of 3.96%, expanded by 109 basis points (“bps”), compared with the first quarter of 2022.

•Expanding profitability. First quarter 2023 ROA, ROE and the return on average TCE of 2.01%, 21.15% and 22.94%, respectively, all expanded year-over-year by 45 bps, 465 bps and 494 bps, respectively. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Improved efficiency. Efficiency ratio of 33.11% and adjusted efficiency ratio of 30.46% for the first quarter of 2023 both improved year-over-year. Adjusted efficiency ratio is a non-GAAP measure. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Asset growth. Total assets reached $67.24 billion, growing $3.13 billion or 5% from December 31, 2022, primarily driven by the $2.45 billion or 70% increase in cash and cash equivalents. This increase in on-balance sheet liquidity was in response to the recent volatility in the banking industry and reflects the Company’s conservative liquidity management practices. The increase in cash and cash equivalent was primarily funded with borrowings from the BTFP totaling $4.50 billion as of March 31, 2023.

•Loan growth. Total loans were $48.92 billion as of March 31, 2023, an increase of $696.8 million or 1% from $48.23 billion as of December 31, 2022. This was primarily driven by growth in the residential mortgage and commercial real estate (“CRE”) loan segments.

•Strong capital levels. Stockholders’ equity was $6.31 billion or $44.62 per share as of March 31, 2023, both up 5% from $5.98 billion or $42.46 per share as of December 31, 2022. Tangible book value per share of $41.28 as of March 31, 2023, increased by $2.18 or 6% from $39.10 as of December 31, 2022. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

First quarter 2023 net interest income before provision for credit losses was $599.9 million, an increase of $184.2 million or 44%, compared with $415.6 million for the first quarter of 2022. First quarter 2023 net interest margin was 3.96%, an increase of 109 bps from 2.87% for the first quarter of 2022. The increases in net interest income and net interest margin primarily reflected higher interest-earning asset yields and strong loan growth, partially offset by a higher average cost of deposits. The changes in yields and rates reflected rising benchmark interest rates.

Average interest-earning assets were $61.48 billion for the first quarter of 2023, an increase of $2.79 billion or 5% from $58.69 billion for the first quarter of 2022. The increase in average interest-earning assets primarily reflected loan growth, partially offset by decreases in assets purchased under resale agreements (“resale agreements”) and interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the first quarter of 2023 was 5.51%, an increase of 252 bps from 2.99% for the first quarter of 2022. The year-over-year increase in the yield on average interest-bearing assets primarily resulted from rising benchmark interest rates.

Average Total Loans and Yields
$42.11
$48.15
6.14%
3.63%
4.68%
0.29%
QTD 1Q22
QTD 1Q23
Average Loans ($ in billions)
Yield on Average Total Loans
Average Fed Funds Rate

The average loan yield for the first quarter of 2023 was 6.14%, an increase of 251 bps from 3.63% for the first quarter of 2022. The changes in the average loan yield reflected the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 61% and 65% of loans held-for-investment were variable-rate or hybrid loans in their adjustable-rate period as of March 31, 2023 and 2022, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $54.95 billion for the first quarter of 2023, an increase of $928.6 million or 2% from $54.03 billion for the first quarter of 2022. Average noninterest-bearing deposits were $19.71 billion for the first quarter of 2023, a decrease of $3.72 billion or 16% from $23.43 billion for the first quarter of 2022. Average noninterest-bearing deposits made up 36% and 43% of average deposits for the first quarters of 2023 and 2022, respectively.

The average cost of deposits was 1.60% for the first quarter of 2023, a 150 bps increase from 0.10% for the first quarter of 2022. The increase primarily reflected higher rates paid on time deposits and money market deposits in response to the rising interest rate environment.

The average cost of funds calculation includes deposits, Federal Home Loan Bank (“FHLB”) advances, assets sold under repurchase agreements (“repurchase agreements”), long-term debt and short-term borrowings. For the first quarter of 2023, the average cost of funds was 1.69%, a 157 bps increase from 0.12% for the first quarter of 2022. The increase in the average cost of funds was primarily driven by the increase in the cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,449,626	$35,647	4.19%	$4,466,012	$3,260	0.30%
Resale agreements	688,778	4,503	2.65%	2,097,998	8,383	1.62%
Available-for-sale (“AFS”) debt securities (2)(3)	6,108,825	53,197	3.53%	7,969,795	34,469	1.75%
Held-to-maturity (“HTM”) debt securities (2)(4)	2,995,677	12,734	1.72%	1,968,568	8,198	1.69%
Loans (5)(6)	48,149,837	728,386	6.14%	42,112,418	377,110	3.63%
Restricted equity securities	90,790	1,039	4.64%	77,575	609	3.18%
Total interest-earning assets	$61,483,533	$835,506	5.51%	$58,692,366	$432,029	2.99%
Noninterest-earning assets:
Cash and due from banks	621,104			641,882
Allowance for loan losses	(602,754)			(543,345)
Other assets	3,611,721			2,967,145
Total assets	$65,113,604			$61,758,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$6,493,865	$23,174	1.45%	$6,648,065	$1,402	0.09%
Money market deposits	11,260,715	76,102	2.74%	12,913,336	3,203	0.10%
Savings deposits	2,436,587	3,669	0.61%	2,930,309	1,704	0.24%
Time deposits	15,052,762	113,849	3.07%	8,100,890	6,680	0.33%
Federal funds purchased and other short-term borrowings	811,551	8,825	4.41%	1,866	9	1.96%
FHLB advances	500,000	6,430	5.22%	160,018	578	1.46%
Repurchase agreements	106,785	1,052	4.00%	311,984	2,016	2.62%
Long-term debt and finance lease liabilities	152,420	2,544	6.77%	152,011	824	2.20%
Total interest-bearing liabilities	$36,814,685	$235,645	2.60%	$31,218,479	$16,416	0.21%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	19,709,980			23,432,746
Accrued expenses and other liabilities	2,405,615			1,264,208
Stockholders’ equity	6,183,324			5,842,615
Total liabilities and stockholders’ equity	$65,113,604			$61,758,048
Interest rate spread			2.91%			2.78%
Net interest income and net interest margin		$599,861	3.96%		$415,613	2.87%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of premiums on AFS debt securities of $9.1 million and $23.5 million for the first quarters of 2023 and 2022, respectively.
(4)Includes the amortization of premiums on HTM debt securities of $18 thousand and $134 thousand for the first quarters of 2023 and 2022, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $13.7 million and $12.4 million for the first quarters of 2023 and 2022, respectively.

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

	Three Months Ended March 31,
	2023 vs. 2022
		Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$32,387	$(908)	$33,295
Resale agreements	(3,880)	(7,471)	3,591
AFS debt securities	18,728	(9,576)	28,304
HTM debt securities	4,536	4,362	174
Loans	351,276	60,480	290,796
Restricted equity securities	430	117	313
Total interest and dividend income	$403,477	$47,004	$356,473
Interest-bearing liabilities:
Checking deposits	$21,772	$(33)	$21,805
Money market deposits	72,899	(462)	73,361
Savings deposits	1,965	(331)	2,296
Time deposits	107,169	10,184	96,985
Federal funds purchased and other short-term borrowings	8,816	8,791	25
FHLB advances	5,852	2,654	3,198
Repurchase agreements	(964)	(1,713)	749
Long-term debt and finance lease liabilities	1,720	2	1,718
Total interest expense	$219,229	$19,092	$200,137
Change in net interest income	$184,248	$27,912	$156,336

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2023 and 2022:

	Three Months Ended March 31,
			Change from 2022
($ in thousands)	2023	2022	$	%
Lending fees	$20,586	$19,438	$1,148	6%
Deposit account fees	21,703	20,315	1,388	7%
Interest rate contracts and other derivative income	2,564	11,133	(8,569)	(77)%
Foreign exchange income	12,660	12,699	(39)	0%
Wealth management fees	6,304	6,052	252	4%
Net (losses) gains on sales of loans	(22)	2,922	(2,944)	NM
Net realized (losses) gains on AFS debt securities	(10,000)	1,278	(11,278)	NM
Other investment income	1,921	1,627	294	18%
Other income	4,262	4,279	(17)	0%
Total noninterest income	$59,978	$79,743	$(19,765)	(25)%

NM — Not meaningful.

Noninterest income comprised 9% of total revenue for the first quarter of 2023, compared with 16% for the first quarter of 2022. First quarter 2023 noninterest income was $60.0 million, a decrease of $19.8 million or 25%, compared with $79.7 million for the same period in 2022. This decrease was primarily due to net realized losses on AFS debt securities and a decrease in interest rate contracts and other derivative income.

The $10.0 million net realized losses on AFS debt securities was due to the write-off of an impaired subordinated debt security during the first quarter of 2023. Net realized gains on AFS debt securities was $1.3 million during the first quarter of 2022.

Interest rate contracts and other derivative income was $2.6 million for the first quarter of 2023, a decrease of $8.6 million or 77%, compared with $11.1 million for the same period in 2022. The decrease was primarily due to unfavorable credit valuation adjustments during the first quarter of 2023, partially offset by an increase in transaction volume.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2023 and 2022:

	Three Months Ended March 31,
			Change from 2022
($ in thousands)	2023	2022	$	%
Compensation and employee benefits	$129,654	$116,269	$13,385	12%
Occupancy and equipment expense	15,587	15,464	123	1%
Deposit insurance premiums and regulatory assessments	7,910	4,717	3,193	68%
Deposit account expense	9,609	4,693	4,916	105%
Data processing	3,347	3,665	(318)	(9)%
Computer software expense	7,360	7,294	66	1%
Other operating expense	30,998	23,448	7,550	32%
Amortization of tax credit and other investments	10,110	13,900	(3,790)	(27)%
Repurchase agreements’ extinguishment cost	3,872	—	3,872	100%
Total noninterest expense	$218,447	$189,450	$28,997	15%

First quarter 2023 noninterest expense was $218.4 million, an increase of $29.0 million or 15%, compared with $189.5 million for the same period in 2022. The increase was primarily due to higher compensation and employee benefits, other operating expense, deposit account expense, repurchase agreements’ extinguishment cost and deposit insurance premiums and regulatory assessments, partially offset by a decrease in the amortization of tax credit and other investments.

Compensation and employee benefits were $129.7 million for the first quarter of 2023, an increase of $13.4 million or 12%, compared with $116.3 million for the same period in 2022. The change was primarily due to staffing growth to support the Company’s growing business and annual employee merit increases.

Deposit insurance premiums and regulatory assessments were $7.9 million for the first quarter of 2023, an increase $3.2 million or 68%, compared with $4.7 million for the same period in 2022. The increase was primarily due to a two bps increase in the base deposit insurance assessment rate under the FDIC’s Amended Restoration Plan.

Deposit account expense was $9.6 million for the first quarter of 2023, an increase of $4.9 million or 105%, compared with $4.7 million for the same period in 2022. The change was primarily due to an increase in deposit referral fees which was driven by higher interest rates.

Other operating expense was $31.0 million for the first quarter of 2023, an increase of $7.6 million or 32%, compared with $23.4 million for the same period in 2022. This increase was primarily due to higher interest expense on cash collateral and corporate expenses.

Amortization of tax credit and other investments was $10.1 million for the first quarter of 2023, a decrease of $3.8 million or 27%, compared with $13.9 million for the same period in 2022. The year-over-year change was largely due to the timing of investments that closed, which have differing amortization periods.

During the first quarter of 2023, the Company prepaid $300.0 million of repurchase agreements and incurred debt extinguishment costs of $3.9 million. No such expense was incurred in the same period in 2022.

Income Taxes

	Three Months Ended March 31,
($ in thousands)	2023	2022	% Change
Income before income taxes	$421,392	$297,906	41%
Income tax expense	$98,953	$60,254	64%
Effective tax rate	23.5%	20.2%

First quarter 2023 income tax expense was $99.0 million and the effective tax rate was 23.5%, compared with first quarter 2022 income tax expense of $60.3 million and an effective tax rate of 20.2%. The increases in the income tax expense and the effective tax rate primarily reflected a higher level of income in 2023 and the timing of tax credits recognized.

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

The following table presents the results by operating segment for the periods indicated:

	Three Months Ended March 31,
	Consumer and Business Banking		Commercial Banking		Other
($ in thousands)	2023	2022	2023	2022	2023	2022
Total revenue (loss)	$330,244	$238,413	$280,322	$257,154	$49,273	$(211)
Provision for credit losses	15,012	3,104	4,988	4,896	—	—
Noninterest expense	113,823	96,095	87,248	73,395	17,376	19,960
Segment income (loss) before income taxes	201,409	139,214	188,086	178,863	31,897	(20,171)
Segment net income	$142,247	$99,164	$134,457	$127,507	$45,735	$10,981

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

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$304,242	$213,214	$91,028	43%
Noninterest income	26,002	25,199	803	3%
Total revenue	330,244	238,413	91,831	39%
Provision for credit losses	15,012	3,104	11,908	384%
Noninterest expense	113,823	96,095	17,728	18%
Segment income before income taxes	201,409	139,214	62,195	45%
Income tax expense	59,162	40,050	19,112	48%
Segment net income	$142,247	$99,164	$43,083	43%
Average loans	$17,110,917	$14,606,446	$2,504,471	17%
Average deposits	$33,848,051	$33,113,820	$734,231	2%

Consumer and Business Banking segment net income increased $43.1 million or 43%, year-over-year to $142.2 million for the first quarter of 2023. The increase reflected revenue growth, partially offset by higher income tax expense, noninterest expense, and provision for credit losses. Net interest income before provision for credit losses increased $91.0 million or 43%, year-over-year to $304.2 million for the first quarter of 2023. The increase was primarily driven by higher deposit fund transfer pricing credits due to the year-over-year increase in market rates. Provision for credit losses increased $11.9 million or 384%, year-over-year to $15.0 million, primarily driven by changes to the macroeconomic outlook and residential mortgage loan growth. Noninterest expense increased $17.7 million or 18%, year-over-year to $113.8 million for the first quarter of 2023. The increase primarily reflected higher compensation and employee benefits expense and allocated corporate overhead expenses.

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

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$236,723	$208,077	$28,646	14%
Noninterest income	43,599	49,077	(5,478)	(11)%
Total revenue	280,322	257,154	23,168	9%
Provision for credit losses	4,988	4,896	92	2%
Noninterest expense	87,248	73,395	13,853	19%
Segment income before income taxes	188,086	178,863	9,223	5%
Income tax expense	53,629	51,356	2,273	4%
Segment net income	$134,457	$127,507	$6,950	5%
Average loans	$31,038,920	$27,505,972	$3,532,948	13%
Average deposits	$17,282,964	$17,736,525	$(453,561)	(3)%

Commercial Banking segment net income increased $7.0 million or 5%, year-over-year to $134.5 million for the first quarter of 2023, driven by an increase in net interest income, partially offset by an increase in noninterest expense and a decrease in noninterest income. Net interest income before provision for credit losses increased $28.6 million or 14%, year-over-year to $236.7 million for the first quarter of 2023. The increase was primarily due to higher loan interest income from commercial loan growth and higher deposit fund transfer pricing credits due to the year-over-year increase in market rates. Noninterest income decreased $5.5 million or 11%, to $43.6 million, mainly due to a decrease in interest rate contracts and other derivative income. Noninterest expense increased $13.9 million or 19%, year-over-year to $87.2 million for the first quarter of 2023, primarily due to higher compensation and employee benefits and allocated corporate overhead expenses.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income (loss) before provision for credit losses	$58,896	$(5,678)	$64,574	NM
Noninterest (loss) income	(9,623)	5,467	(15,090)	(276)%
Total revenue (loss)	49,273	(211)	49,484	NM
Noninterest expense	17,376	19,960	(2,584)	(13)%
Segment income (loss) before income taxes	31,897	(20,171)	52,068	258%
Income tax benefit	13,838	31,152	(17,314)	(56)%
Segment net income	$45,735	$10,981	$34,754	316%
Average deposits	$3,822,894	$3,175,001	$647,893	20%

NM — Not meaningful.

The Other segment reported segment income before income taxes of $31.9 million and segment net income of $45.7 million for the first quarter of 2023, reflecting an income tax benefit of $13.8 million. The increase in segment income before income taxes was primarily driven by higher net interest income, partially offset by a decrease in noninterest income. The $64.6 million increase in net interest income before provision for credit losses was primarily driven by an increase in interest income from investments due to a higher yield on debt securities and interest-bearing cash with banks, and a higher FTP spread income absorbed by the Other segment. The $15.1 million decrease in noninterest income was mainly due to a $10.0 million write-off of an impaired subordinated debt security during the first quarter of 2023 and a $6.5 million decrease in foreign exchange income.

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

Balance Sheet Analysis

Debt Securities

The Company maintains a portfolio of high quality and liquid debt securities with a moderate duration profile. It closely manages the overall portfolio credit, interest rate and liquidity risks. The Company’s debt securities provide:

•interest income for earnings and yield enhancement;
•funding availability for needs arising during the normal course of business;
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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of March 31, 2023 and December 31, 2022, and by credit ratings as of March 31, 2023:

	March 31, 2023			December 31, 2022			Ratings as of March 31, 2023 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$976,615	$916,982	15%	$676,306	$606,203	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	515,639	463,860	7%	517,806	461,607	8%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,561,882	2,269,197	36%	2,588,446	2,262,464	37%	100%	—%	—%	—%	—%
Municipal securities	305,125	266,015	4%	303,884	257,099	4%	97%	—%	—%	—%	3%
Non-agency mortgage-backed securities	1,185,772	1,035,132	16%	1,209,714	1,047,553	17%	81%	—%	—%	—%	19%
Corporate debt securities	663,502	516,253	8%	673,502	526,274	9%	—%	33%	64%	3%	—%
Foreign government bonds	198,517	185,883	3%	241,165	227,053	4%	57%	43%	—%	—%	—%
Asset-backed securities	47,938	46,307	1%	51,152	49,076	1%	100%	—%	—%	—%	—%
Collateralized loan obligations (“CLOs”)	617,250	601,239	10%	617,250	597,664	10%	96%	4%	—%	—%	—%
Total AFS debt securities	$7,072,240	$6,300,868	100%	$6,879,225	$6,034,993	100%	87%	5%	5%	—%	3%
HTM debt securities:
U.S. Treasury securities	$525,432	$481,611	19%	$524,081	$471,469	19%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	999,855	806,341	32%	998,972	789,412	32%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,278,627	1,060,126	43%	1,289,106	1,042,310	43%	100%	—%	—%	—%	—%
Municipal securities	189,507	154,596	6%	189,709	151,980	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,993,421	$2,502,674	100%	$3,001,868	$2,455,171	100%	100%	—%	—%	—%	—%
Total debt securities	$10,065,661	$8,803,542		$9,881,093	$8,490,164

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

As of March 31, 2023, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.9 and 7.9, respectively, compared with 4.1 and 8.0, respectively, as of December 31, 2022. The slight decrease in both the AFS and HTM effective durations was primarily due to the change in the level and shape of the yield curve as a result of a more bearish economic outlook.

Available-for-Sale Debt Securities

The fair value of the AFS debt securities portfolio totaled $6.30 billion as of March 31, 2023, an increase of $265.9 million or 4% from $6.03 billion as of December 31, 2022. The increase was primarily due to purchases of U.S. Treasury securities. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $771.4 million as of March 31, 2023, compared with $844.2 million as of December 31, 2022.

As of both March 31, 2023 and December 31, 2022, 97% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2023 and December 31, 2022. There was no allowance for credit losses provided against the AFS debt securities as of each of March 31, 2023 and December 31, 2022. Additionally, there were no credit losses recognized in earnings for either March 31, 2023 or December 31, 2022.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both March 31, 2023 and December 31, 2022.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of commercial and industrial (“C&I”), CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $48.92 billion as of March 31, 2023, an increase of $715.6 million or 1% from $48.20 billion as of December 31, 2022. This growth was primarily driven by increases of $430.2 million or 3% in total residential mortgage loans and $363.5 million or 2% in total CRE loans. The composition of the loan portfolio as of March 31, 2023 was similar to the composition as of December 31, 2022.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$15,641,840	32%	$15,711,095	33%
CRE:
CRE	14,019,136	29%	13,857,870	29%
Multifamily residential	4,682,280	10%	4,573,068	9%
Construction and land	731,394	1%	638,420	1%
Total CRE	19,432,810	40%	19,069,358	39%
Total commercial	35,074,650	72%	34,780,453	72%
Consumer:
Residential mortgage:
Single-family residential	11,786,998	24%	11,223,027	23%
HELOCs	1,988,881	4%	2,122,655	5%
Total residential mortgage	13,775,879	28%	13,345,682	28%
Other consumer	67,519	0%	76,295	0%
Total consumer	13,843,398	28%	13,421,977	28%
Total loans held-for-investment (1)	48,918,048	100%	48,202,430	100%
Allowance for loan losses	(619,893)		(595,645)
Loans held-for-sale (2)	6,861		25,644
Total loans, net	$48,305,016		$47,632,429

(1)Includes $(75.4) million and $(70.4) million of net deferred loan fees and net unamortized premiums as of March 31, 2023 and December 31, 2022, respectively.
(2)Consists of C&I loans as of both March 31, 2023 and December 31, 2022.

Commercial

The commercial loan portfolio comprised 72% of total loans as of both March 31, 2023 and December 31, 2022. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $23.06 billion as of March 31, 2023, an increase of $275.0 million or 1% from $22.78 billion as of December 31, 2022. Total C&I loans were $15.64 billion as of March 31, 2023, a decrease of $69.3 million or less than 0.5% from $15.71 billion as of December 31, 2022, with a utilization rate of 68% as of March 31, 2023, compared with 69% as of December 31, 2022. Total C&I loans made up 32% and 33% of total loans held-for-investment as of March 31, 2023 and December 31, 2022, respectively. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries, comprised of commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $812.1 million and $855.9 million as of March 31, 2023 and December 31, 2022, respectively. The majority of the C&I loans had variable interest rates as of both March 31, 2023 and December 31, 2022.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following charts illustrate the industry mix within the Company’s C&I loan portfolio as of March 31, 2023 and December 31, 2022.

Diversified C&I Loan Portfolio
C&I Industries as of March 31, 2023

Consumer Nondurable Goods: 3%
All other C&I: 34%
Oil & Gas: 3%
Hospitality & Leisure: 4%
Tech & Telecom: 4%
Private Equity: 15%
Food Production & Distribution Industries: 4%
Infrastructure & Clean Energy: 5%
Media & Entertainment: 12%
General Manufacturing & Wholesale: 7%
Real Estate Investment & Management: 9%

Diversified C&I Loan Portfolio
C&I Industries as of December 31, 2022 (1)

All other C&I: 35%
Private Equity: 14%
Media & Entertainment: 12%
Real Estate Investment & Management: 8%
General Manufacturing & Wholesale: 7%
Infrastructure & Clean Energy: 5%
Food Production & Distribution Industries: 5%
Tech & Telecom: 4%
Hospitality & Leisure: 4%
Oil & Gas: 3%
Consumer Nondurable Goods: 3%

(1)Includes loans held-for-sale.

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $19.43 billion as of March 31, 2023, which grew by $363.5 million or 2% from $19.07 billion as of December 31, 2022, and accounted for 40% of total loans held-for-investment as of March 31, 2023, compared with 39% as of December 31, 2022. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The increase in total CRE loans was driven by well-diversified growth across our major property types, partially offset by a decrease in office CRE loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including: property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $2.8 million as of both March 31, 2023 and December 31, 2022. The following table summarizes the Company’s total CRE loans by property type as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Property types:
Retail (1)	$4,144,837	21%	$4,075,769	22%
Multifamily	4,682,280	24%	4,573,067	24%
Office (1)	2,376,552	12%	2,522,554	13%
Industrial (1)	3,661,352	19%	3,617,086	19%
Hotel (1)	2,152,237	11%	2,085,910	11%
Healthcare (1)	836,826	4%	796,577	4%
Construction and land	731,394	4%	638,420	3%
Other (1)	847,332	5%	759,975	4%
Total CRE loans	$19,432,810	100%	$19,069,358	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 51% as of both March 31, 2023 and December 31, 2022. Weighted average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 90% of total CRE loans had an LTV ratio of 65% or lower as of both March 31, 2023 and December 31, 2022.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2023 and December 31, 2022. The distribution of the total CRE loan portfolio reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	March 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,265,568		$2,269,854		$258,852		$9,794,274
Northern California	2,739,749		917,513		248,528		3,905,790
California	10,005,317	71%	3,187,367	68%	507,380	69%	13,700,064	71%
Texas	1,144,156	8%	413,534	9%	13,384	2%	1,571,074	8%
New York	673,182	5%	213,656	5%	108,851	15%	995,689	5%
Washington	445,604	3%	192,710	4%	17,616	3%	655,930	3%
Arizona	296,275	2%	107,916	2%	9,521	1%	413,712	2%
Nevada	178,916	1%	107,874	2%	27,335	4%	314,125	2%
Other markets	1,275,686	10%	459,223	10%	47,307	6%	1,782,216	9%
Total loans	$14,019,136	100%	$4,682,280	100%	$731,394	100%	$19,432,810	100%

	December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,233,902		$2,215,632		$222,425		$9,671,959
Northern California	2,798,840		890,002		235,732		3,924,574
California	10,032,742	72%	3,105,634	68%	458,157	72%	13,596,533	71%
Texas	1,150,401	8%	410,872	9%	2,153	0%	1,563,426	8%
New York	682,096	5%	221,253	5%	99,595	16%	1,002,944	5%
Washington	449,423	3%	173,611	4%	15,557	2%	638,591	3%
Arizona	291,114	2%	95,460	2%	297	0%	386,871	2%
Nevada	159,092	1%	108,060	2%	30,673	5%	297,825	2%
Other markets	1,093,002	9%	458,178	10%	31,988	5%	1,583,168	9%
Total loans	$13,857,870	100%	$4,573,068	100%	$638,420	100%	$19,069,358	100%

Because 71% of total CRE loans were concentrated in California as of both March 31, 2023 and December 31, 2022, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2022 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.02 billion as of March 31, 2023, compared with $13.86 billion as of December 31, 2022, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of March 31, 2023, 64% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 65% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 21% and 20% of the CRE loans as of March 31, 2023 and December 31, 2022, respectively. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.68 billion as of March 31, 2023, compared with $4.57 billion as of December 31, 2022, and accounted for 10% and 9% of total loans held-for-investment as of March 31, 2023 and December 31, 2022, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of March 31, 2023, 55% of our multifamily residential loan portfolio was variable rate, of which 35% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 57% of our multifamily residential loan portfolio was variable rate, of which 34% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $731.4 million as of March 31, 2023, compared with $638.4 million as of December 31, 2022, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $609.2 million in loans outstanding, plus $668.5 million in unfunded commitments as of March 31, 2023, compared with $536.8 million in loans outstanding, plus $611.4 million in unfunded commitments as of December 31, 2022. Land loans totaled $122.2 million as of March 31, 2023, compared with $101.7 million as of December 31, 2022.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of March 31, 2023 and December 31, 2022. The average total residential loan size was $434 thousand as of both dates:

	March 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,367,943		$899,214		$5,267,157
Northern California	1,381,289		452,056		1,833,345
California	5,749,232	49%	1,351,270	68%	7,100,502	52%
New York	4,062,782	34%	272,715	14%	4,335,497	31%
Washington	655,327	5%	226,904	11%	882,231	6%
Massachusetts	313,153	3%	82,003	4%	395,156	3%
Georgia	338,646	3%	19,948	1%	358,594	3%
Texas	351,105	3%	—	—%	351,105	3%
Nevada	301,936	3%	36,041	2%	337,977	2%
Other markets	14,817	0%	—	—%	14,817	0%
Total	$11,786,998	100%	$1,988,881	100%	$13,775,879	100%
Lien priority:
First mortgage	$11,786,998	100%	$1,627,886	82%	$13,414,884	97%
Junior lien mortgage	—	—%	360,995	18%	360,995	3%
Total	$11,786,998	100%	$1,988,881	100%	$13,775,879	100%

	December 31, 2022
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,142,623		$959,632		$5,102,255
Northern California	1,294,721		492,921		1,787,642
California	5,437,344	48%	1,452,553	68%	6,889,897	52%
New York	3,964,779	35%	286,285	14%	4,251,064	32%
Washington	632,892	6%	236,434	11%	869,326	7%
Massachusetts	299,051	3%	85,590	4%	384,641	3%
Georgia	303,615	3%	21,493	1%	325,108	2%
Texas	316,771	3%	—	—%	316,771	2%
Nevada	253,702	2%	40,300	2%	294,002	2%
Other markets	14,873	0%	—	—%	14,873	0%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%
Lien priority:
First mortgage	$11,223,027	100%	$1,770,741	83%	$12,993,768	97%
Junior lien mortgage	—	—%	351,914	17%	351,914	3%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $11.79 billion or 24% of total loans held-for-investment as of March 31, 2023, compared with $11.22 billion or 23% of total loans held-for-investment as of December 31, 2022. Single-family residential loans increased $564.0 million or 5% from December 31, 2022, primarily driven by organic growth in mortgages and residential properties in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both March 31, 2023 and December 31, 2022. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 53% as of both dates. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $3.49 billion as of March 31, 2023, an increase of $108.0 million or 3% from $3.38 billion, with a utilization rate of 36% as of March 31, 2023, compared with 39% as of December 31, 2022. Unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.99 billion or 4% of total loans held-for-investment as of March 31, 2023, compared with $2.12 billion or 5% of total loans held-for-investment as of December 31, 2022. HELOCs outstanding decreased $133.8 million or 6% from December 31, 2022. The Company was in a first lien position for 82% and 83% of total outstanding HELOCs as of March 31, 2023 and December 31, 2022, respectively. The weighted-average LTV ratio was 49% on HELOC commitments as of both March 31, 2023 and December 31, 2022. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. For junior lien home equity loans, combined LTV ratios are used for junior lien home equity products. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both March 31, 2023 and December 31, 2022.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$611,510	1%	$911,784	1%
Interest-bearing deposits with banks	$—	—%	$28,772	0%
AFS debt securities (1)	$586,296	1%	$281,804	0%
Loans held-for-investment (2)	$972,736	1%	$968,450	2%
Total assets	$2,181,807	3%	$2,212,606	3%
Subsidiary bank in China:
Cash and cash equivalents	$592,076	1%	$556,656	1%
AFS debt securities (3)	$80,061	0%	$122,053	0%
Loans held-for-investment (2)	$1,191,178	2%	$1,170,437	2%
Total assets	$1,853,752	3%	$1,836,811	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both March 31, 2023 and December 31, 2022.
(2)Primarily comprised of C&I loans as of both March 31, 2023 and December 31, 2022.
(3)Comprised of foreign government bonds as of both March 31, 2023 and December 31, 2022.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarters of 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$15,318	2%	$7,341	1%
Subsidiary Bank in China:
Total revenue	$7,885	1%	$7,866	2%

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

The Company’s stockholders’ equity was $6.31 billion as of March 31, 2023, an increase of $324.7 million or 5% from $5.98 billion as of December 31, 2022. The increase in the Company’s stockholders’ equity was primarily due to $322.4 million in net income and a positive change in accumulated other comprehensive income (“AOCI”) of $85.6 million, partially offset by $68.4 million in common dividends declared. The positive change in AOCI was primarily due to increased unrealized gains in AFS debt securities and cash flow hedges. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $44.62 as of March 31, 2023, an increase of 5% from $42.46 per share as of December 31, 2022, primarily as a result of the factors described above. Tangible book value per share was $41.28 as of March 31, 2023, compared with $39.10 as of December 31, 2022. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid common stock cash dividends of $0.48 and $0.40 per share during the first quarter of 2023 and 2022, respectively. In April 2023, the Company’s Board of Directors declared second quarter 2023 cash dividend of $0.48 per share. The dividend is payable on May 15, 2023, to stockholders of record as of May 1, 2023.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funding as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$18,327,320	34%	$21,051,090	38%	$(2,723,770)	(13)%
Interest-bearing checking	8,742,580	16%	6,672,165	12%	2,070,415	31%
Money market	9,293,114	17%	12,265,024	22%	(2,971,910)	(24)%
Savings	2,280,562	4%	2,649,037	4%	(368,475)	(14)%
Time deposits	16,093,826	29%	13,330,533	24%	2,763,293	21%
Total deposits	$54,737,402	100%	$55,967,849	100%	$(1,230,447)	(2)%
Other Funds:
Short-term borrowings	$4,500,000	97%	$—	—%	$4,500,000	100%
Repurchase agreements	—	—%	300,000	67%	(300,000)	(100)%
Long-term debt	148,022	3%	147,950	33%	72	0%
Total other funds	$4,648,022	100%	$447,950	100%	$4,200,072	NM
Total sources of funds	$59,385,424		$56,415,799		$2,969,625	5%

NM — Not meaningful.

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits. Total deposits were $54.74 billion as of March 31, 2023, a decrease of $1.23 billion or 2% from $55.97 billion as of December 31, 2022. The decrease in deposits was primarily due to decreases in money market and noninterest-bearing demand accounts which reflected changing client behavior due to high interest rates as well as the recent events that impacted the banking industry. The decrease was partially offset by increases in time deposits and interest-bearing checking deposits. The growth in time deposits reflected a successful branch-based Lunar New Year certificate of deposit campaign. Noninterest-bearing demand deposits comprised 34% and 38% of total deposits as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023, the Company’s domestic deposits were $52.30 billion, of which insured or otherwise collateralized deposits were estimated at $29.49 billion. In comparison, as of December 31, 2022, the Company’s domestic deposits were $53.23 billion, of which insured or otherwise collateralized deposits were estimated at $26.48 billion. The Company’s domestic uninsured deposit ratio improved to 44% as of March 31, 2023, compared with 50% as of December 31, 2022. The Company maintains a granular and relationship-based deposit base, which is well diversified by industry and customer type. The Company gathers deposits through its more than 120 retail branches and locations in the U.S. and Asia. As of March 31, 2023, total commercial deposits, state and public agency, brokered and foreign office deposits totaled $36.72 billion, or 67% of total deposits, and comprised approximately 98,000 accounts with an approximate average account size of $375,000. Commercial deposit accounts were diversified across various industry sectors, with no one sector representing more than 10% of deposits. As of March 31, 2023, $18.02 billion or 33% of total deposits were consumer deposits and comprised over 468,000 accounts with an approximate average account size of $40,000.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity at Item 2. MD&A — Liquidity Risk Management — Liquidity in this Form 10-Q.

Other Sources of Funding

The Company had $4.50 billion of short-term borrowings outstanding as of March 31, 2023, which consisted of funds from the BTFP, which were more cost effective than other borrowing sources and have a positive carry when left as cash placed at the Federal Reserve Bank. There were no short-term borrowings outstanding as of December 31, 2022. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the BTFP and the Company’s related borrowings.

Repurchase agreements were $300.0 million as of December 31, 2022. During the first quarter of 2023, the Company recorded $3.9 million of charges related to the extinguishment of $300.0 million of repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the assets are sold. To ensure the market value of the underlying collateral remains sufficient, the Company monitors the fair value of collateral pledged relative to the principal amounts borrowed under the repurchase agreements. The Company manages liquidity risks related to the repurchase agreements by sourcing funds from a diverse group of counterparties, and entering into repurchase agreements with longer durations, when appropriate. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt totaled $148.0 million as of both March 31, 2023 and December 31, 2022. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital-Related Development in the Company’s 2022 Form 10-K for additional details.

The Company adopted Accounting Standards Update 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of March 31, 2023 reflect a delay of 50% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2023 and December 31, 2022 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2023		December 31, 2022
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	13.1%	12.8%	12.7%	12.5%	4.5%	7.0%	6.5%
Tier 1 capital (1)	13.1%	12.8%	12.7%	12.5%	6.0%	8.5%	8.0%
Total capital	14.5%	14.0%	14.0%	13.5%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.0%	9.9%	9.8%	9.7%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply only to the Bank since there is no Common Equity Tier 1 capital component or Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The minimum Tier 1 risk-based capital ratio requirement for the Company to be considered well-capitalized is 6.0%.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both March 31, 2023 and December 31, 2022, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $50.23 billion as of March 31, 2023, an increase of $190.6 million from $50.04 billion as of December 31, 2022. The increase in the risk-weighted assets was primarily due to residential mortgage and CRE loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, capital, market, operational, compliance, legal, strategic, and reputational.

The Risk Oversight Committee of the Board of Directors monitors the ERM program through identified risk categories and provides oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to manage and to reduce the risks to which the Company’s operations are exposed.

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

The Company assesses the overall credit quality performance of the loans held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Credit Quality, Nonperforming Assets and Allowance for Credit Losses.

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

The following table presents the Company’s criticized loans as of March 31, 2023 and December 31, 2022:

			Change
($ in thousands)	March 31, 2023	December 31, 2022	$	%
Criticized loans:
Special mention loans	$461,356	$468,471	$(7,115)	(2)%
Classified loans	452,715	427,509	25,206	6%
Total criticized loans (1)	$914,071	$895,980	$18,091	2%

Special mention loans to loans held-for-investment	0.94%	0.97%
Classified loans to loans held-for-investment	0.93%	0.89%
Criticized loans to loans held-for-investment	1.87%	1.86%

(1)Excludes loans held-for-sale.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $93.4 million or 0.14% of total assets as of March 31, 2023, a decrease of $6.4 million or 6%, compared with $99.8 million or 0.16% of total assets as of December 31, 2022.

The following table presents nonperforming assets information as of March 31, 2023 and December 31, 2022:

			Change
($ in thousands)	March 31, 2023	December 31, 2022	$	%
Commercial:
C&I	$43,747	$50,428	$(6,681)	(13)%
CRE:
CRE	19,268	23,244	(3,976)	(17)%
Multifamily residential	159	169	(10)	(6)%
Total CRE	19,427	23,413	(3,986)	(17)%
Consumer:
Residential mortgage:
Single-family residential	20,540	14,240	6,300	44%
HELOCs	9,045	11,346	(2,301)	(20)%
Total residential mortgage	29,585	25,586	3,999	16%
Other consumer	366	99	267	270%
Total nonaccrual loans	93,125	99,526	(6,401)	(6)%
OREO, net	270	270	—	—%
Total nonperforming assets	$93,395	$99,796	$(6,401)	(6)%
Nonperforming assets to total assets	0.14%	0.16%
Nonaccrual loans to loans held-for-investment	0.19%	0.21%
Allowance for loan losses to nonaccrual loans	665.66%	598.48%

Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Nonaccrual loans were $93.1 million as of March 31, 2023, a decrease of $6.4 million or 6% from $99.5 million as of December 31, 2022. This decrease was predominantly due to increases in paydowns, charge-offs and pay-offs of commercial loans, partially offset by an increase in single-family residential nonaccrual loans. As of March 31, 2023, $61.4 million or 66% of nonaccrual loans were less than 90 days delinquent. In comparison, $68.3 million or 69% of nonaccrual loans were less than 90 days delinquent as of December 31, 2022.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2023 and December 31, 2022:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	March 31, 2023	December 31, 2022	$	%	March 31, 2023	December 31, 2022
Commercial:
C&I	$8,588	$9,355	$(767)	(8)%	0.05%	0.06%
CRE:
CRE	1,788	14,185	(12,397)	(87)%	0.01%	0.10%
Multifamily residential	710	1,000	(290)	(29)%	0.02%	0.02%
Construction and land	8,154	—	8,154	100%	1.11%	—%
Total CRE	10,652	15,185	(4,533)	(30)%	0.05%	0.08%
Total commercial	19,240	24,540	(5,300)	(22)%	0.05%	0.07%
Consumer:
Residential mortgage:
Single-family residential	25,505	25,653	(148)	(1)%	0.22%	0.23%
HELOCs	10,290	8,786	1,504	17%	0.52%	0.41%
Total residential mortgage	35,795	34,439	1,356	4%	0.26%	0.26%
Other consumer	145	3,192	(3,047)	(95)%	0.21%	4.18%
Total consumer	35,940	37,631	(1,691)	(4)%	0.26%	0.28%
Total	$55,180	$62,171	$(6,991)	(11)%	0.11%	0.13%

(1)There were no accruing loans past due 90 days or more as of both March 31, 2023 and December 31, 2022.

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

The Company is committed to maintaining the allowance for credit losses at a level that is commensurate with the estimated inherent losses in the loan portfolio, including unfunded credit facilities. While the Company believes that the allowance for credit losses as of March 31, 2023 was appropriate to absorb losses inherent in the loan portfolio and in unfunded credit commitments based on the information available, future allowance levels may increase or decrease based on a variety of factors, including but not limited to, accounting standard and regulatory changes, loan growth, portfolio performance and general economic conditions. This evaluation is inherently subjective as it requires numerous estimates and judgements. For a description of the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$376,325	32%	$371,700	33%
CRE:
CRE	155,067	29%	149,864	29%
Multifamily residential	24,526	10%	23,373	10%
Construction and land	9,322	1%	9,109	1%
Total CRE	188,915	40%	182,346	40%
Total commercial	565,240	72%	554,046	73%
Consumer:
Residential mortgage:
Single-family residential	48,007	24%	35,564	23%
HELOCs	4,971	4%	4,475	4%
Total residential mortgage	52,978	28%	40,039	27%
Other consumer	1,675	0%	1,560	0%
Total consumer	54,653	28%	41,599	27%
Total allowance for loan losses	$619,893	100%	$595,645	100%
Allowance for unfunded credit commitments	$27,741		$26,264
Total allowance for credit losses	$647,634		$621,909
Loans held-for-investment	$48,918,048		$48,202,430
Allowance for loan losses to loans held-for-investment	1.27%		1.24%

	Three Months Ended March 31,
	2023		2022
Average loans held-for-investment	$48,144,120		$42,111,786
Annualized net charge-offs to average loans held-for-investment	0.01%		0.08%

First quarter 2023 net charge-offs were $609 thousand, or annualized 0.01% of average loans held-for-investment, compared with $8.3 million, or annualized 0.08% of average loans held-for-investment, for the first quarter of 2022. The decrease in net charge-offs was primarily due to a decrease in C&I charge-offs.

Liquidity Risk Management

Liquidity

Liquidity risk arises from the Company’s inability to meet its customer deposit withdrawals and obligations to other counterparties as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. Liquidity risk also considers the stability of deposits. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flows, and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets, and utilizes diverse funding sources including its stable core deposit base.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $54.74 billion as of March 31, 2023, compared with $55.97 billion as of December 31, 2022. The Company’s loan-to-deposit ratio was 89% as of March 31, 2023, compared with 86% as of December 31, 2022.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), such as under the newly established BTFP, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Unencumbered loans and/or debt securities were pledged to the FHLB, the FRBSF discount window, and the FRBSF BTFP as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further detail related to the Company’s funding sources. The Company believes its cash and cash equivalents and available borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and borrowing capacity as of March 31, 2023 and December 31, 2022:

			Change
($ in thousands)	March 31, 2023	December 31, 2022	$	%
Cash and cash equivalents	$5,934,194	$3,481,784	$2,452,410	70%
Interest-bearing deposits with banks	10,249	139,021	(128,772)	(93)%
Borrowing capacity:
FHLB	13,066,246	12,773,996	292,250	2%
FRBSF	8,822,513	2,049,048	6,773,465	331%
Unpledged securities available	1,770,416	6,939,591	(5,169,175)	(74)%
Federal funds facility	1,056,000	1,136,000	(80,000)	(7)%
Total	$30,659,618	$26,519,440	$4,140,178	16%

The Company’s total cash and cash equivalents and borrowing capacity totaled $30.66 billion as of March 31, 2023, compared with $26.52 billion as of December 31, 2022. The quarter-over-quarter increase was primarily related to an increase in collateral available at the FRBSF and an increase in cash and cash equivalents, which was funded by borrowings from the BTFP during the first quarter of 2023. The BTFP was secured by pledged securities.

Liquidity Risk — Cash Requirements. In the ordinary course of business, the Company enters contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, and other cash commitments. For additional information on these obligations, see Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2022 Form 10-K, and Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements, Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities and Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the three months ended March 31, 2023 and 2022. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2022 Form 10-K. East West held $243.0 million and $228.5 million in cash and cash equivalents as of March 31, 2023 and December 31, 2022, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

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

As of March 31, 2023, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more information on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2022 Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. There have been no significant changes in our risk management practices as described in Item 7. MD&A — Market Risk Management in the Company’s 2022 Form 10-K.

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

Simulation results are highly dependent on input assumptions. To the extent the actual behavior is different from the assumptions used in the models, there could be material changes in interest rate sensitivity results. The assumptions applied in the model are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. For a more detailed discussion of the Company’s interest income simulation model, refer to Item 7. MD&A — Market Risk Management in the Company’s 2022 Form 10-K.

The Federal Reserve continued its aggressive response to inflation by incrementally raising the target range for the fed funds rate to a range of 4.75% to 5.00% in March 2023, from the 2022 year-end range of 4.25% to 4.50%. On May 3, 2023 the Federal Reserve raised the target rate range to 5.00% to 5.25%. However, increased uncertainty regarding a potential recession has also led to the expectation of rate cuts potentially starting in September 2023.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of March 31, 2023 and December 31, 2022, based on a static balance sheet as of the date of the analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	March 31, 2023	December 31, 2022
+200	9.0%	11.6%
+100	4.8%	5.9%
-100	(4.7)%	(5.3)%
-200	(9.3)%	(8.6)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income, decreased quarter-over-quarter primarily as a result of changes in the Company’s balance sheet composition.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	March 31, 2023	December 31, 2022
+200 Rate Ramp	4.5%	6.3%
+100 Rate Ramp	2.3%	3.4%
-100 Rate Ramp	(2.4)%	(2.4)%
-200 Rate Ramp	(4.8)%	(4.9)%

As of March 31, 2023, the Company’s net interest income profile reflects an asset sensitive position. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily linked to Prime, LIBOR, and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of March 31, 2023, the Company designated interest rate contracts with a notional amount of $3.25 billion as cash flow hedges. The modeled results incorporated an additional $1.00 billion of interest rate contracts that were designated as cash flow hedges during April 2023. The increase in the total notional amount of cash flow hedges to $4.25 billion reduced net interest income volatility by approximately 1.5% of the base net interest income for every 100 bps change in interest rates. The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to deposit durations, beta, deposit mix and other behavioral assumptions, which were derived using a combination of quantitative and qualitative approaches. Actual results may deviate from the model results in terms of net interest income due to earning asset growth variation and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

Economic Value of Equity at Risk

Economic value of equity (“EVE”) is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank.

The economic value approach provides a comparatively broader scope than the net interest income volatility approach since it represents the discounted present value of cash flows over the expected life of the instruments. Due to this longer horizon, EVE is useful to identify risks arising from repricing, prepayment and maturity gaps between assets and liabilities on the balance sheet, as well as from off-balance sheet derivative exposure, over their lifetime. This long-term economic perspective into the Company’s interest rate risk profile allows the Company to identify anticipated negative effects of interest rate fluctuations. However, the difference in time horizons can cause the EVE analysis to diverge from the shorter term net interest income analysis presented above. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, the shape of the yield curve, and potential changes to the balance sheet, actual results may vary from those predicted by the Company’s model.

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of March 31, 2023 and December 31, 2022:

	EVE Volatility (1)
Change in Interest Rates (in bps)	March 31, 2023	December 31, 2022
+200	(1.8)%	(6.0)%
+100	(1.0)%	(2.9)%
-100	1.0%	1.1%
-200	2.0%	2.3%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of March 31, 2023, the Company’s EVE profile reflects a liability sensitive position as the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity decreased quarter-over-quarter primarily due to increases in fixed-rate short-term borrowings and cash and cash equivalents.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provides a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. The Company uses interest rate swaps to hedge the variability in interest payments received on certain floating-rate commercial loans and interest payments paid on certain floating-rate borrowings. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering into any accounting hedge activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third-parties through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and its own nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2023, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risk as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
($ in thousands)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)
Cash flow hedges
Notional amount	$3,000,000	(3)	$—	$3,000,000	(3)	$200,000
Weighted average:
Receive rate	4.91%		NA	4.91%		3.83%
Pay rate	6.78%		NA	6.23%		0.48%
Remaining term (in months)	43.6		NA	46.6		3.2

($ in thousands)	Foreign Exchange Contracts			Foreign Exchange Contracts
Net investment hedges
Notional amount	$81,480			$84,832
Hedged percentage (4)	44%			44%
Remaining term (in months)	11.7			2.6

NA — Not applicable.
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on one-month LIBOR and Prime.
(2)Represents receive-floating/pay-fixed interest rate swaps. Floating rate received was based on three-month LIBOR. The hedge was terminated during the first quarter of 2023.
(3)Interest rate collars in notional amount of $250.0 million designated to hedge loans were not included as of both March 31, 2023 and December 31, 2022.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2022 Form 10-K, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements:

•allowance for credit losses;
•fair value estimates;
•goodwill impairment; and
•income taxes.
For additional information on the Company’s critical accounting estimates involving significant judgments, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2022 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-Q are return on average TCE, adjusted efficiency ratio, and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended March 31,
($ in thousands)		2023	2022
Net income	(a)	$322,439	$237,652
Add: Amortization of core deposit intangibles		441	511
Amortization of mortgage servicing assets		356	392
Tax effect of amortization adjustments (1)		(233)	(260)
Tangible net income (non-GAAP)	(b)	$323,003	$238,295

Average stockholders’ equity	(c)	$6,183,324	$5,842,615
Less: Average goodwill		(465,697)	(465,697)
Average other intangible assets (2)		(7,696)	(9,207)
Average TCE (non-GAAP)	(d)	$5,709,931	$5,367,711

Return on average common equity (3)	(a)/(c)	21.15%	16.50%
Return on average TCE (3) (non-GAAP)	(b)/(d)	22.94%	18.00%

(1)Applied statutory tax rate of 29.29% for the first quarter of 2023 and 28.77% for the first quarter of 2022.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

		Three Months Ended March 31,
($ in thousands)		2023	2022
Net interest income before provision for credit losses	(a)	$599,861	$415,613
Total noninterest income		59,978	79,743
Total revenue	(b)	$659,839	$495,356
Noninterest income		$59,978	$79,743
Add: Write-off of AFS debt security (1)		10,000	—
Adjusted noninterest income (non-GAAP)	(c)	69,978	79,743
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$669,839	$495,356

Total noninterest expense	(e)	$218,447	$189,450
Less: Amortization of tax credit and other investments		(10,110)	(13,900)
Amortization of core deposit intangibles		(441)	(511)
Repurchase agreements’ extinguishment cost (1)		(3,872)	—
Adjusted noninterest expense (non-GAAP)	(f)	$204,024	$175,039

Efficiency ratio	(e)/(b)	33.11%	38.25%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	30.46%	35.34%

(1)During the first quarter of 2023, the Company recorded a $10.0 million pre-tax impairment write-off of an AFS debt security. In addition, the Company prepaid $300.0 million of repurchase agreements and incurred a debt extinguishment cost of $3.9 million.

($ and shares in thousands, except per share data)		March 31, 2023	December 31, 2022
Stockholders’ equity	(a)	$6,309,331	$5,984,612
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(7,201)	(7,998)
TCE (non-GAAP)	(b)	$5,836,433	$5,510,917

Number of common shares at period-end	(c)	141,396	140,948
Book value per share	(a)/(c)	$44.62	$42.46
Tangible book value per share (non-GAAP)	(b)/(c)	$41.28	$39.10

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2022 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2022 Form 10-K, except as described below:

Risks Related to Our Operations

We may be impacted by the actions, soundness or creditworthiness of other financial institutions, which can cause disruption within the industry and increase expenses. (1)

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults or failures of financial services institutions and instability in the financial services industry in general can lead to market-wide liquidity problems, increased credit risk and withdrawals of uninsured deposits. The failures of Silicon Valley Bank and Signature Bank in March 2023 and of First Republic Bank in May 2023 have resulted in significant disruption in the financial services industry, adversely impacted the volatility and market prices of the securities of financial institutions and resulted in lower levels of deposits for us and many other financial institutions. These events have adversely impacted, and could continue to, adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

The cost of resolving the recent bank failures may lead to further increases in FDIC premiums or additional special assessments. Such events may also increase the risk of a recession or lead to regulatory changes and initiatives that could adversely impact the Company. Changes to laws or regulations, or the impositions of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, or negatively impact our overall financial condition.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk.

A significant factor in the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank appears to have been the proportion of the deposits held by each institution that exceeded applicable FDIC insurance limits. In response to these failures, many large depositors have withdrawn deposits in excess of FDIC insurance limits in order to diversify their risk. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability, both of which we are currently experiencing. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS debt securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may not be sufficient to recover the full amount of our exposure. Under these circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or additional funding from its recently established Bank Term Funding Program, from which we borrowed $4.50 billion during the first quarter of 2023, in order to manage our liquidity risk. See Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information related to the Company’s borrowings from the BTFP.

(1)     Represents an update to Item 1A. Risk Factors in the Company's 2022 Form 10-K under the heading, "The actions and soundness of other financial institutions could affect us."

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended March 31, 2023.
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

3.2
Amended and Restated Bylaws of the Registrant dated March 14, 2023 [Incorporated by reference to Exhibit 3.1 from Registrant’s Current Report on Form 8-K filed with the Commission on March 17, 2023 (File No. 000-24939).]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HTM	Held-to-maturity
ALCO	Asset/Liability Committee	LCH	London Clearing House
AOCI	Accumulated other comprehensive (loss) income	LGD	Loss given default
ARR	Alternative reference rate	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	LTV	Loan-to-value
ASU	Accounting Standards Update	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BTFP	Bank Term Funding Program	MMBTU	Million British thermal unit
C&I	Commercial and industrial	NAV	Net asset value
CECL	Current expected credit losses	NRSRO	Nationally recognized statistical rating organizations
CFPB	Consumer Financial Protection Bureau	OREO	Other real estate owned
CLO	Collateralized loan obligations	PD	Probability of default
CME	Chicago Mercantile Exchange	RMB	Chinese Renminbi
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROE	Return on average equity
EPS	Earnings per share	RPA	Credit risk participation agreement
ERM	Enterprise risk management	RSU	Restricted stock unit
EVE	Economic value of equity	SBLC	Standby letters of credit
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TCE	Tangible Common Equity
FRBSF	Federal Reserve Bank of San Francisco	TDR	Troubled debt restructuring
FTP	Funds transfer pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	USD	U.S. dollar
GDP	Gross Domestic Product	VIE	Variable interest entity
HELOC	Home equity lines of credit

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2023

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer