Form 10-Q
period 2023-06-30
EAST WEST BANCORP INC
filed 2023-08-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 141,483,668 shares as of July 31, 2023.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain forward-looking statements that are intended to be covered by the safe harbor provisions for such statements provided by the Private Securities Litigation Reform Act of 1995. In addition, East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts, and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make.

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
•the soundness of other financial institutions and the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, losses in the value of our investment portfolio, deposit withdrawals, or other adverse consequences of negative market perceptions of the banking industry or the Company;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation — Division of Financial Institutions, the National Administration of Financial Regulation, the Hong Kong Monetary Authority, the Hong Kong Securities and Futures Commission, and the Monetary Authority of Singapore;
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
•the impact of political developments, pandemics, wars, civil unrest, terrorism or other hostilities that may disrupt or increase volatility in securities or otherwise affect business and economic conditions on the Company and its customers;
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
•the impact of increased focus on social, environmental and sustainability matters, which may affect the operations of the Company and its customers and the economy more broadly; and
•the impact of climate change, natural or man-made disasters or calamities, such as wildfires, droughts, hurricanes, flooding and earthquakes or other events that may directly or indirectly result in a negative impact on the financial performance of the Company and its customers.

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 (the “Company’s 2022 Form 10-K”) under the heading Item 1A. Risk Factors, and Item 1A. Risk Factors of this Form 10-Q. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$614,053	$534,980
Interest-bearing cash with banks	5,763,834	2,946,804
Cash and cash equivalents	6,377,887	3,481,784
Interest-bearing deposits with banks	17,169	139,021
Assets purchased under resale agreements (“resale agreements”)	635,000	792,192
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,820,569 and $6,879,225)	5,987,258	6,034,993
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,440,484 and $2,455,171)	2,975,933	3,001,868
Loans held-for-sale	2,830	25,644
Loans held-for-investment (net of allowance for loan losses of $635,400 and $595,645)	49,192,964	47,606,785
Investments in qualified affordable housing partnerships, tax credit and other investments, net	815,471	763,256
Premises and equipment (net of accumulated depreciation of $153,079 and $148,126)	88,966	89,191
Goodwill	465,697	465,697
Operating lease right-of-use assets	100,500	103,681
Other assets	1,873,006	1,608,038
TOTAL	$68,532,681	$64,112,150
LIABILITIES
Deposits:
Noninterest-bearing	$16,741,099	$21,051,090
Interest-bearing	38,917,687	34,916,759
Total deposits	55,658,786	55,967,849
Short-term borrowings	4,500,000	—
Assets sold under repurchase agreements (“repurchase agreements”)	—	300,000
Long-term debt and finance lease liabilities	152,951	152,400
Operating lease liabilities	110,383	111,931
Accrued expenses and other liabilities	1,648,864	1,595,358
Total liabilities	62,070,984	58,127,538
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,310,864 and 168,459,045 shares issued	169	168
Additional paid-in capital	1,959,615	1,936,389
Retained earnings	6,075,735	5,582,546
Treasury stock, at cost 27,827,196 and 27,511,199 shares	(791,890)	(768,862)
Accumulated other comprehensive loss (“AOCI”), net of tax	(781,932)	(765,629)
Total stockholders’ equity	6,461,697	5,984,612
TOTAL	$68,532,681	$64,112,150

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$771,264	$439,416	$1,499,650	$816,526
Debt securities	68,970	46,176	134,901	88,843
Resale agreements	3,969	8,553	8,472	16,936
Restricted equity securities	936	822	1,975	1,431
Interest-bearing cash and deposits with banks	60,995	4,787	96,642	8,047
Total interest and dividend income	906,134	499,754	1,741,640	931,783
INTEREST EXPENSE
Deposits	287,477	22,488	504,271	35,477
Federal funds purchased and other short-term borrowings	49,032	241	57,857	250
Federal Home Loan Bank (“FHLB”) advances	—	559	6,430	1,137
Repurchase agreements	211	2,418	1,263	4,434
Long-term debt and finance lease liabilities	2,668	1,096	5,212	1,920
Total interest expense	339,388	26,802	575,033	43,218
Net interest income before provision for credit losses	566,746	472,952	1,166,607	888,565
Provision for credit losses	26,000	13,500	46,000	21,500
Net interest income after provision for credit losses	540,746	459,452	1,120,607	867,065
NONINTEREST INCOME
Lending fees	20,901	20,142	41,487	39,580
Deposit account fees	22,285	22,372	43,988	42,687
Interest rate contracts and other derivative income	7,373	9,801	9,937	20,934
Foreign exchange income	13,251	11,361	25,911	24,060
Wealth management fees	6,889	6,539	13,193	12,591
Net (losses) gains on sales of loans	(7)	917	(29)	3,839
Net gains (losses) on AFS debt securities	—	28	(10,000)	1,306
Other investment income	4,003	4,863	5,924	6,490
Other income	3,936	2,421	8,198	6,700
Total noninterest income	78,631	78,444	138,609	158,187
NONINTEREST EXPENSE
Compensation and employee benefits	124,937	113,364	254,591	229,633
Occupancy and equipment expense	16,088	15,469	31,675	30,933
Deposit insurance premiums and regulatory assessments	8,262	4,927	16,172	9,644
Deposit account expense	10,559	5,671	20,168	10,364
Data processing	3,213	3,486	6,560	7,151
Computer software expense	7,479	6,572	14,839	13,866
Other operating expense	35,337	32,392	70,207	55,840
Amortization of tax credit and other investments	55,914	14,979	66,024	28,879
Total noninterest expense	261,789	196,860	480,236	386,310
INCOME BEFORE INCOME TAXES	357,588	341,036	778,980	638,942
INCOME TAX EXPENSE	45,557	82,707	144,510	142,961
NET INCOME	$312,031	$258,329	$634,470	$495,981
EARNINGS PER SHARE (“EPS”)
BASIC	$2.21	$1.83	$4.49	$3.50
DILUTED	$2.20	$1.81	$4.47	$3.47
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,468	141,429	141,291	141,725
DILUTED	141,876	142,372	141,910	142,838

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$312,031	$258,329	$634,470	$495,981
Other comprehensive loss, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(43,618)	(192,878)	7,701	(362,148)
Reclassification of unrealized losses on debt securities transferred from AFS to HTM	—	—	—	(112,991)
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,816	3,750	5,578	6,061
Net changes in unrealized losses on cash flow hedges	(53,887)	(6,380)	(25,274)	(31,103)
Foreign currency translation adjustments	(7,249)	(10,215)	(4,308)	(10,086)
Other comprehensive loss	(101,938)	(205,723)	(16,303)	(510,267)
COMPREHENSIVE INCOME (LOSS)	$210,093	$52,606	$618,167	$(14,286)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2022	142,256,520	$1,903,042	$4,863,721	$(668,382)	$(394,925)	$5,703,456
Net income	—	—	258,329	—	—	258,329
Other comprehensive loss	—	—	—	—	(205,723)	(205,723)
Issuance of common stock pursuant to various stock compensation plans and agreements	51,733	11,190	—	—	—	11,190
Repurchase of common stock pursuant to various stock compensation plans and agreements	(5,347)	—	—	(380)	—	(380)
Repurchase of common stock pursuant to the Stock Repurchase Program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($0.40 per share)	—	—	(57,400)	—	—	(57,400)
BALANCE, JUNE 30, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482
BALANCE, APRIL 1, 2023	141,395,800	$1,947,687	$5,832,291	$(790,653)	$(679,994)	$6,309,331
Net income	—	—	312,031	—	—	312,031
Other comprehensive loss	—	—	—	—	(101,938)	(101,938)
Issuance of common stock pursuant to various stock compensation plans and agreements	111,097	12,097	—	—	—	12,097
Repurchase of common stock pursuant to various stock compensation plans and agreements	(23,229)	—	—	(1,237)	—	(1,237)
Cash dividends on common stock ($0.48 per share)	—	—	(68,587)	—	—	(68,587)
BALANCE, JUNE 30, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	495,981	—	—	495,981
Other comprehensive loss	—	—	—		(510,267)	(510,267)
Issuance of common stock pursuant to various stock compensation plans and agreements	639,847	20,507	—	—	—	20,507
Repurchase of common stock pursuant to various stock compensation plans and agreements	(244,895)	—	—	(18,977)	—	(18,977)
Repurchase of common stock pursuant to the Stock Repurchase Program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($0.80 per share)	—	—	(114,990)	—	—	(114,990)
BALANCE, JUNE 30, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of a change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	634,470	—	—	634,470
Other comprehensive loss	—	—	—	—	(16,303)	(16,303)
Issuance of common stock pursuant to various stock compensation plans and agreements	851,819	23,227	—	—	—	23,227
Repurchase of common stock pursuant to various stock compensation plans and agreements	(315,997)	—	—	(23,028)	—	(23,028)
Cash dividends on common stock ($0.96 per share)	—	—	(137,019)	—	—	(137,019)
BALANCE, JUNE 30, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697

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
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$634,470	$495,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,579	48,911
Amortization of premiums and accretion of discount, net	(10,489)	21,519
Stock compensation costs	20,439	17,009
Deferred income tax expense (benefit)	1,098	(7,554)
Provision for credit losses	46,000	21,500
Net losses (gains) on sales of loans	29	(3,839)
Net losses (gains) on AFS debt securities	10,000	(1,306)
Loans held-for-sale:
Originations and purchases	—	(447)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	—	461
Proceeds from distributions received from equity method investees	2,696	4,412
Net change in accrued interest receivable and other assets	(273,537)	(128,071)
Net change in accrued expenses and other liabilities	(55,634)	457,296
Other operating activities, net	(283)	3,182
Total adjustments	(153,102)	433,073
Net cash provided by operating activities	481,368	929,054
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(69,946)	(49,545)
Interest-bearing deposits with banks	121,774	23,442
Resale agreements:
Proceeds from paydowns and maturities	169,917	1,162,172
Purchases	(12,725)	(231,463)
AFS debt securities:
Proceeds from sales	—	129,181
Proceeds from repayments, maturities and redemptions	623,108	613,244
Purchases	(594,214)	(767,015)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	33,882	40,072
Purchases	—	(50,000)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	302,811	325,813
Purchases	(272,637)	(541,997)
Other changes in loans held-for-investment, net	(1,649,160)	(4,639,384)
Proceeds from distributions received from equity method investees	13,113	8,717
Other investing activities, net	(6,170)	1,354
Net cash used in investing activities	(1,340,247)	(3,975,409)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(262,287)	1,046,046
Net change in short-term borrowings	4,500,017	(49)
FHLB advances:
Proceeds	6,000,000	3,950,000
Repayment	(6,000,000)	(4,025,000)
Repurchase agreements:
Proceeds from repurchase agreements	—	311,785
Repayment of repurchase agreements	(300,000)	—
Repurchase agreements’ extinguishment cost	(3,872)	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(421)	(457)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	—	(99,990)
Proceeds from issuance pursuant to various stock compensation plans and agreements	—	1,444
Stock tendered for payment of withholding taxes	(23,028)	(18,977)
Cash dividends paid	(138,914)	(115,623)
Net cash provided by financing activities	3,771,495	1,049,179
Effect of exchange rate changes on cash and cash equivalents	(16,513)	(13,706)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,896,103	(2,010,882)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,481,784	3,912,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,377,887	$1,902,053

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$504,774	$45,057
Income taxes, net	$255,432	$188,510
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$—	$3,010,003
Loans transferred from held-for-investment to held-for-sale	$280,026	$351,406
Loans transferred from held-for-sale to held-for-investment	$—	$631

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2023, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting periods, and the related disclosures. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual results could be materially different from those estimates. Hence, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

Risk and Uncertainties

The failures of Silicon Valley Bank, Signature Bank and First Republic Bank earlier in the year have resulted in significant disruption in the financial services industry, which has adversely impacted the volatility and market prices of the securities of financial institutions. In addition, these bank failures have caused concern and uncertainty regarding the liquidity of the banking sector as a whole and resulted in some regional bank customers choosing to maintain deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. These events have adversely impacted, and could continue to adversely affect, our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2023

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2022-02, Financial Instruments —Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures	January 1, 2023 Early adoption is permitted
ASU 2022-02 eliminates the
•accounting guidance for troubled debt restructurings (“TDR”), and requires the Company to apply the loan refinancing and restructuring guidance to determine whether a modification made to a loan results in a new loan or a continuation of an existing loan; and
•requirement to use a discounted cash flow method to measure receivables.

The guidance also requires
•enhanced disclosures for certain loan refinancings and restructurings by creditors when the borrower is experiencing financial difficulty; and
•vintage disclosures of current period gross charge-offs (on a current year-to-date basis) by year of loan origination for financing receivables and net investments in leases within the scope of ASC 326-20: Financial Instruments — Credit Losses — Measured at Amortized Cost.

The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis, except for the guidance related to the elimination of TDR recognition and measurement, which was adopted on a modified retrospective approach.

This adoption increased the allowance for loan losses on TDRs as of December 31, 2022 by $6.0 million and decreased opening retained earnings on January 1, 2023 by $4.3 million after-tax. Disclosures as of June 30, 2023 are presented in accordance with this guidance while prior year amounts are reported in accordance with previously applicable GAAP.

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

Significant Accounting Policies Update

Loan Modifications — Certain loans are modified in the normal course of business for competitive reasons or in conjunction with the Company’s loss mitigation activities. Upon the adoption of ASU 2022-02, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made to borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as a continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification made to borrowers experiencing financial difficulty may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified. For the Company’s accounting policy related to the loan modifications’ allowance for loan losses, see Note 7 — Loans Receivable and Allowance for Credit Losses — Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for additional information.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following section describes the valuation methodologies used by the Company to measure financial assets and liabilities on a recurring basis, as well as the general classification of these instruments within the fair value hierarchy.

Available-for-Sale Debt Securities — The fair value of AFS debt securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectations and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include newly issued data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices.

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

Equity Securities — Equity securities consisted of mutual funds as of both June 30, 2023 and December 31, 2022. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — Interest rate contracts consist of interest rate swaps and options. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. Considering the observable nature of all other significant inputs utilized, the Company classifies these derivative instruments as Level 2.

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of both June 30, 2023 and December 31, 2022, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include spot rates and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — Credit contracts utilized by the Company are comprised of credit risk participation agreements (“RPAs”) entered into by the Company with institutional counterparties. The fair value of the RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Due to the observable nature of all other significant inputs used in deriving the estimated fair value, credit contracts are classified as Level 2.

Equity Contracts — Equity contracts consisted of warrants to purchase common or preferred stock of public and private companies as of both June 30, 2023 and December 31, 2022. The Company values these warrants based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific equity volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

Commodity Contracts — Commodity contracts consist of swaps and options referencing commodity products. The fair value of the commodity option contracts is determined using the Black-Scholes model and assumptions that include expectations of future commodity price and volatility. The future commodity contract price is derived from observable inputs such as the market price of the commodity. Commodity swaps are structured as an exchange of fixed cash flows for floating cash flows. The fair value of the commodity swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments) based on the market prices of the commodity. The fixed cash flows are predetermined based on the known volumes and fixed price as specified in the swap agreement. The floating cash flows are correlated with the change of forward commodity prices, which is derived from market corroborated futures settlement prices. As a result, the Company classifies these derivative instruments as Level 2 due to the observable nature of the significant inputs utilized.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$711,706	$—	$—	$711,706
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	460,084	—	460,084
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	478,777	—	478,777
Residential mortgage-backed securities	—	1,721,237	—	1,721,237
Municipal securities	—	263,873	—	263,873
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	384,051	—	384,051
Residential mortgage-backed securities	—	608,574	—	608,574
Corporate debt securities	—	485,750	—	485,750
Foreign government bonds	—	224,766	—	224,766
Asset-backed securities	—	44,875	—	44,875
Collateralized loan obligations (“CLOs”)	—	603,565	—	603,565
Total AFS debt securities	$711,706	$5,275,552	$—	$5,987,258

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$19,991	$4,168	$—	$24,159
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$19,991	$4,168	$—	$24,159

Derivative assets:
Interest rate contracts	$—	$530,235	$—	$530,235
Foreign exchange contracts	—	95,582	—	95,582
Equity contracts	—	—	263	263
Commodity contracts	—	139,081	—	139,081
Gross derivative assets	$—	$764,898	$263	$765,161
Netting adjustments (1)	$—	$(472,428)	$—	$(472,428)
Net derivative assets	$—	$292,470	$263	$292,733

Derivative liabilities:
Interest rate contracts	$—	$591,447	$—	$591,447
Foreign exchange contracts	—	72,342	—	72,342
Credit contracts	—	16	—	16
Commodity contracts	—	147,920	—	147,920
Gross derivative liabilities	$—	$811,725	$—	$811,725
Netting adjustments (1)	$—	$(208,183)	$—	$(208,183)
Net derivative liabilities	$—	$603,542	$—	$603,542

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$606,203	$—	$—	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	461,607	—	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	500,269	—	500,269
Residential mortgage-backed securities	—	1,762,195	—	1,762,195
Municipal securities	—	257,099	—	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	398,329	—	398,329
Residential mortgage-backed securities	—	649,224	—	649,224
Corporate debt securities	—	526,274	—	526,274
Foreign government bonds	—	227,053	—	227,053
Asset-backed securities	—	49,076	—	49,076
CLOs	—	597,664	—	597,664
Total AFS debt securities	$606,203	$5,428,790	$—	$6,034,993

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$19,777	$4,177	$—	$23,954
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$19,777	$4,177	$—	$23,954

Derivative assets:
Interest rate contracts	$—	$440,283	$—	$440,283
Foreign exchange contracts	—	53,109	—	53,109
Equity contracts	—	—	323	323
Commodity contracts	—	261,613	—	261,613
Gross derivative assets	$—	$755,005	$323	$755,328
Netting adjustments (1)	$—	$(614,783)	$—	$(614,783)
Net derivative assets	$—	$140,222	$323	$140,545

Derivative liabilities:
Interest rate contracts	$—	$584,516	$—	$584,516
Foreign exchange contracts	—	44,117	—	44,117
Credit contracts	—	23	—	23
Commodity contracts	—	258,608	—	258,608
Gross derivative liabilities	$—	$887,264	$—	$887,264
Netting adjustments (1)	$—	$(242,745)	$—	$(242,745)
Net derivative liabilities	$—	$644,519	$—	$644,519

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

For the three and six months ended June 30, 2023 and 2022, Level 3 fair value measurements that were measured on a recurring basis consisted of equity contracts issued by private companies. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Equity contracts
Beginning balance	$277	$309	$323	$215
Total (losses) gains included in earnings (1)	(14)	48	(60)	51
Issuances	—	—	—	91
Ending balance	$263	$357	$263	$357

(1)Includes unrealized (losses) gains recorded in Lending fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2023 and December 31, 2022. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs (1)
June 30, 2023
Derivative assets:
Equity contracts	$263	Black-Scholes option pricing model	Equity volatility	41% — 50%	44%
			Liquidity discount	47%	47%
December 31, 2022
Derivative assets:
Equity contracts	$323	Black-Scholes option pricing model	Equity volatility	42% — 60%	54%
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of both June 30, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in qualified affordable housing partnerships, tax credit and other investments, other real estate owned (“OREO”), loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from the impairment on certain individually evaluated loans held-for-investment and investments in qualified affordable housing partnerships, tax credit and other investments, from write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$31,323	$31,323
Commercial real estate (“CRE”):
CRE	—	—	4,398	4,398
Total commercial	—	—	35,721	35,721
Total loans held-for-investment	$—	$—	$35,721	$35,721
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$—	$—	$868	$868

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$40,011	$40,011
CRE:
CRE	—	—	31,380	31,380
Total commercial	—	—	71,391	71,391
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,223	1,223
Total consumer	—	—	1,223	1,223
Total loans held-for-investment	$—	$—	$72,614	$72,614

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Loans held-for-investment:
Commercial:
C&I	$(10,419)	$(6,054)	$(11,674)	$(14,740)
CRE:
CRE	(2,252)	(533)	(2,252)	2,330
Multifamily residential	—	(8)	—	(8)
Total commercial	(12,671)	(6,595)	(13,926)	(12,418)
Consumer:
Residential mortgage:
HELOCs	—	82	—	85
Total consumer	—	82	—	85
Total loans held-for-investment	$(12,671)	$(6,513)	$(13,926)	$(12,333)
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$(961)	$—	$(787)	$—
Other nonperforming assets	$—	$(6,861)	$—	$(6,861)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs (1)
June 30, 2023
Loans held-for-investment	$4,989	Discounted cash flows	Discount	15%	15%
	$17,501	Fair value of collateral	Discount	15% — 81%	43%
	$6,134	Fair value of collateral	Contract value	NM	NM
	$7,097	Fair value of property	Selling cost	8%	8%
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

December 31, 2022
Loans held-for-investment	$23,322	Discounted cash flows	Discount	4% — 6%	4%
	$17,912	Fair value of collateral	Discount	15% — 75%	37%
	$31,380	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2023 and December 31, 2022.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	June 30, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$6,377,887	$6,377,887	$—	$—	$6,377,887
Interest-bearing deposits with banks	$17,169	$—	$17,169	$—	$17,169
Resale agreements	$635,000	$—	$541,441	$—	$541,441
HTM debt securities	$2,975,933	$474,137	$1,966,347	$—	$2,440,484
Restricted equity securities, at cost	$79,206	$—	$79,206	$—	$79,206
Loans held-for-sale	$2,830	$—	$2,830	$—	$2,830
Loans held-for-investment, net	$49,192,964	$—	$—	$48,197,217	$48,197,217
Mortgage servicing rights	$5,537	$—	$—	$10,078	$10,078
Accrued interest receivable	$288,526	$—	$288,526	$—	$288,526
Financial liabilities:
Demand, checking, savings and money market deposits	$38,679,009	$—	$38,679,009	$—	$38,679,009
Time deposits	$16,979,777	$—	$16,866,296	$—	$16,866,296
Short-term borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,097	$—	$141,990	$—	$141,990
Accrued interest payable	$107,457	$—	$107,457	$—	$107,457

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,481,784	$3,481,784	$—	$—	$3,481,784
Interest-bearing deposits with banks	$139,021	$—	$139,021	$—	$139,021
Resale agreements	$792,192	$—	$693,656	$—	$693,656
HTM debt securities	$3,001,868	$471,469	$1,983,702	$—	$2,455,171
Restricted equity securities, at cost	$78,624	$—	$78,624	$—	$78,624
Loans held-for-sale	$25,644	$—	$25,644	$—	$25,644
Loans held-for-investment, net	$47,606,785	$—	$—	$46,670,690	$46,670,690
Mortgage servicing rights	$6,235	$—	$—	$10,917	$10,917
Accrued interest receivable	$263,430	$—	$263,430	$—	$263,430
Financial liabilities:
Demand, checking, savings and money market deposits	$42,637,316	$—	$42,637,316	$—	$42,637,316
Time deposits	$13,330,533	$—	$13,228,777	$—	$13,228,777
Repurchase agreements	$300,000	$—	$304,097	$—	$304,097
Long-term debt	$147,950	$—	$143,483	$—	$143,483
Accrued interest payable	$37,198	$—	$37,198	$—	$37,198

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

With resale agreements, the Company is exposed to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2023 and December 31, 2022.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $635.0 million as of June 30, 2023, and $760.0 million as of December 31, 2022. The weighted-average yields were 2.42% and 1.96% for the three months ended June 30, 2023 and 2022, respectively; and 2.46% and 1.79% for the six months ended June 30, 2023 and 2022, respectively.

Loans Purchased under Resale Agreements — Loans purchased under resale agreements were $32.2 million as of December 31, 2022. During the first six months of 2023, all the loans purchased under resale agreements matured and the Company had no loans purchased under resale agreements as of June 30, 2023. The weighted-average yields were 7.75% and 2.47% for the three months ended June 30, 2023 and 2022, respectively; and 7.27% and 1.91% for the six months ended June 30, 2023 and 2022, respectively.

Assets Sold under Repurchase Agreements — Gross repurchase agreements were $300.0 million as of December 31, 2022. The Company recorded $3.9 million of charges related to the extinguishment of $300.0 million of repurchase agreements during the first quarter of 2023. In comparison, no extinguishment charges were recorded for the three and six months ended June 30, 2022. The weighted-average interest rates were 5.43% and 2.70% for the three months ended June 30, 2023 and 2022, respectively; and 4.18% and 2.66% for the six months ended June 30, 2023 and 2022, respectively. These weighted-average interest rates also reflect the impact of short-term repurchase agreements entered and repaid during the periods presented.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Assets				Collateral Received
Resale agreements	$635,000	$—	$635,000	$(550,872)	(1)	$84,128

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Liabilities				Collateral Pledged
Repurchase agreements	$—	$—	$—	$—		$—

($ in thousands)	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$792,192	$—	$792,192	$(701,790)	(1)	$90,402

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$779,973	$15	$(68,282)	$711,706
U.S. government agency and U.S. government-sponsored enterprise debt securities	514,594	—	(54,510)	460,084
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	552,859	—	(74,082)	478,777
Residential mortgage-backed securities	1,966,906	15	(245,684)	1,721,237
Municipal securities	304,204	28	(40,359)	263,873
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	432,782	2	(48,733)	384,051
Residential mortgage-backed securities	715,775	—	(107,201)	608,574
Corporate debt securities	653,502	—	(167,752)	485,750
Foreign government bonds	236,392	152	(11,778)	224,766
Asset-backed securities	46,332	—	(1,457)	44,875
CLOs	617,250	—	(13,685)	603,565
Total AFS debt securities	6,820,569	212	(833,523)	5,987,258
HTM debt securities:
U.S. Treasury securities	526,794	—	(52,657)	474,137
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,000,415	—	(202,544)	797,871
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	496,852	—	(93,114)	403,738
Residential mortgage-backed securities	762,573	—	(147,285)	615,288
Municipal securities	189,299	—	(39,849)	149,450
Total HTM debt securities	2,975,933	—	(535,449)	2,440,484
Total debt securities	$9,796,502	$212	$(1,368,972)	$8,427,742

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,306	$—	$(70,103)	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	67	(56,266)	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	577,392	—	(77,123)	500,269
Residential mortgage-backed securities	2,011,054	41	(248,900)	1,762,195
Municipal securities	303,884	3	(46,788)	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	447,512	213	(49,396)	398,329
Residential mortgage-backed securities	762,202	—	(112,978)	649,224
Corporate debt securities	673,502	—	(147,228)	526,274
Foreign government bonds	241,165	174	(14,286)	227,053
Asset-backed securities	51,152	—	(2,076)	49,076
CLOs	617,250	—	(19,586)	597,664
Total AFS debt securities	6,879,225	498	(844,730)	6,034,993
HTM debt securities:
U.S. Treasury securities	524,081	—	(52,612)	471,469
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	—	(209,560)	789,412
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	506,965	—	(98,566)	408,399
Residential mortgage-backed securities	782,141	—	(148,230)	633,911
Municipal securities	189,709	—	(37,729)	151,980
Total HTM debt securities	3,001,868	—	(546,697)	2,455,171
Total debt securities	$9,881,093	$498	$(1,391,427)	$8,490,164

As of June 30, 2023 and December 31, 2022, the amortized cost of debt securities excluded accrued interest receivables of $41.0 million and $41.8 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$608,012	$(68,282)	$608,012	$(68,282)
U.S. government agency and U.S. government sponsored enterprise debt securities	206,807	(1,696)	253,277	(52,814)	460,084	(54,510)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	20,690	(1,580)	458,087	(72,502)	478,777	(74,082)
Residential mortgage-backed securities	26,838	(1,074)	1,692,202	(244,610)	1,719,040	(245,684)
Municipal securities	7,651	(111)	254,201	(40,248)	261,852	(40,359)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	381,043	(48,733)	381,043	(48,733)
Residential mortgage-backed securities	—	—	608,574	(107,201)	608,574	(107,201)
Corporate debt securities	29,702	(4,299)	456,048	(163,453)	485,750	(167,752)
Foreign government bonds	68,206	(516)	38,738	(11,262)	106,944	(11,778)
Asset-backed securities	—	—	44,875	(1,457)	44,875	(1,457)
CLOs	—	—	603,565	(13,685)	603,565	(13,685)
Total AFS debt securities	$359,894	$(9,276)	$5,398,622	$(824,247)	$5,758,516	$(833,523)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$131,843	$(8,761)	$474,360	$(61,342)	$606,203	$(70,103)
U.S. government agency and U.S. government-sponsored enterprise debt securities	97,403	(6,902)	214,136	(49,364)	311,539	(56,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,144	(30,029)	248,125	(47,094)	500,269	(77,123)
Residential mortgage-backed securities	307,536	(20,346)	1,448,658	(228,554)	1,756,194	(248,900)
Municipal securities	95,655	(10,194)	159,439	(36,594)	255,094	(46,788)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	106,184	(3,309)	282,301	(46,087)	388,485	(49,396)
Residential mortgage-backed securities	22,715	(1,546)	626,509	(111,432)	649,224	(112,978)
Corporate debt securities	173,595	(17,907)	352,679	(129,321)	526,274	(147,228)
Foreign government bonds	107,576	(429)	36,143	(13,857)	143,719	(14,286)
Asset-backed securities	12,450	(524)	36,626	(1,552)	49,076	(2,076)
CLOs	144,365	(4,735)	453,299	(14,851)	597,664	(19,586)
Total AFS debt securities	$1,451,466	$(104,682)	$4,332,275	$(740,048)	$5,783,741	$(844,730)

As of June 30, 2023, the Company had 564 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 269 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, 99 non-agency mortgage-backed securities, and 15 U.S. Treasury securities. In comparison, as of December 31, 2022, the Company had 559 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 263 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, 68 corporate debt securities, and 15 U.S. Treasury securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of June 30, 2023 were mainly comprised of the following:

•Non-agency mortgage-backed securities — The market value decline as of June 30, 2023, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by nationally recognized statistical rating organizations (“NRSROs”), or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of June 30, 2023 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in the first half of 2023, these securities are nearly all rated investment grade by NRSROs or issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

As of both June 30, 2023 and December 31, 2022, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both June 30, 2023 and December 31, 2022. In addition, there was no provision for credit losses recognized for the three and six months ended June 30, 2023 and 2022.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of June 30, 2023, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains from sales	$—	$28	$—	$1,306
Impairment write-off (1)	$—	$—	$10,000	$—
Related tax expense (benefit)	$—	$8	$(2,956)	$386

(1)During the first quarter of 2023, the Company fully wrote down a subordinated debt security and recorded the impairment loss as a component of noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Taxable interest	$64,139	$41,250	$125,188	$79,454
Nontaxable interest	4,831	4,926	9,713	9,389
Total interest income on debt securities	$68,970	$46,176	$134,901	$88,843

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of June 30, 2023. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$103,679	$676,294	$—	$—	$779,973
Fair value	103,694	608,012	—	—	711,706
Weighted-average yield (1)	4.82%	1.20%	—%	—%	1.68%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	150,000	98,133	100,000	166,461	514,594
Fair value	149,305	93,146	82,433	135,200	460,084
Weighted-average yield (1)	4.98%	3.07%	1.26%	2.09%	2.96%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	38,030	151,754	2,329,981	2,519,765
Fair value	—	35,886	137,852	2,026,276	2,200,014
Weighted-average yield (1) (2)	—%	3.20%	2.71%	3.48%	3.43%
Municipal securities
Amortized cost	2,301	37,167	10,777	253,959	304,204
Fair value	2,288	34,380	9,454	217,751	263,873
Weighted-average yield (1) (2)	2.21%	2.46%	2.73%	2.24%	2.28%
Non-agency mortgage-backed securities
Amortized cost	102,877	105,584	12,946	927,150	1,148,557
Fair value	101,397	101,371	12,525	777,332	992,625
Weighted-average yield (1)	6.86%	4.18%	0.80%	2.57%	3.08%
Corporate debt securities
Amortized cost	—	—	349,502	304,000	653,502
Fair value	—	—	279,402	206,348	485,750
Weighted-average yield (1)	—%	—%	3.48%	1.97%	2.78%
Foreign government bonds
Amortized cost	74,140	62,252	50,000	50,000	236,392
Fair value	74,116	62,364	49,548	38,738	224,766
Weighted-average yield (1)	3.02%	2.33%	5.46%	1.50%	3.03%
Asset-backed securities
Amortized cost	—	—	—	46,332	46,332
Fair value	—	—	—	44,875	44,875
Weighted-average yield (1)	—%	—%	—%	5.75%	5.75%
CLOs
Amortized cost	—	—	319,000	298,250	617,250
Fair value	—	—	311,589	291,976	603,565
Weighted-average yield (1)	—%	—%	6.38%	6.43%	6.40%
Total AFS debt securities
Amortized cost	$432,997	$1,017,460	$993,979	$4,376,133	$6,820,569
Fair value	$430,800	$935,159	$882,803	$3,738,496	$5,987,258
Weighted-average yield (1)	5.04%	1.88%	4.12%	3.26%	3.29%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$526,794	$—	$—	$526,794
Fair value	—	474,137	—	—	474,137
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	280,571	719,844	1,000,415
Fair value	—	—	237,713	560,158	797,871
Weighted-average yield (1)	—%	—%	1.92%	1.89%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	95,527	1,163,898	1,259,425
Fair value	—	—	80,230	938,796	1,019,026
Weighted-average yield (1) (2)	—%	—%	1.56%	1.68%	1.67%
Municipal securities
Amortized cost	—	—	—	189,299	189,299
Fair value	—	—	—	149,450	149,450
Weighted-average yield (1) (2)	—%	—%	—%	1.98%	1.98%
Total HTM debt securities
Amortized cost	$—	$526,794	$376,098	$2,073,041	$2,975,933
Fair value	$—	$474,137	$317,943	$1,648,404	$2,440,484
Weighted-average yield (1)	—%	1.05%	1.83%	1.78%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of June 30, 2023 and December 31, 2022, AFS and HTM debt securities with carrying values of $7.21 billion and $794.2 million, respectively, were pledged to secure borrowings, public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$61,956	$61,374
FHLB stock	17,250	17,250
Total restricted equity securities	$79,206	$78,624

Note 6 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of June 30, 2023 and December 31, 2022. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values by $24.6 million and $63.5 million, respectively, as of June 30, 2023. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values by $167.2 million and $81.3 million, respectively, as of December 31, 2022. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$2,430	$51,862	$3,450,000	$13,455	$19,687
Net investment hedges:
Foreign exchange contracts	81,480	3,646	—	84,832	5,590	—
Total derivatives designated as hedging instruments	$5,331,480	$6,076	$51,862	$3,534,832	$19,045	$19,687
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,885,894	$527,805	$539,585	$16,932,414	$426,828	$564,829
Commodity contracts (1)	—	139,081	147,920	—	261,613	258,608
Foreign exchange contracts	4,724,615	91,936	72,342	2,982,891	47,519	44,117
Credit contracts (2)	109,370	—	16	140,950	—	23
Equity contracts (3)	—	263	—	—	323	—
Total derivatives not designated as hedging instruments	$22,719,879	$759,085	$759,863	$20,056,255	$736,283	$867,577
Gross derivative assets/liabilities		$765,161	$811,725		$755,328	$887,264
Less: Master netting agreements		(208,183)	(208,183)		(242,745)	(242,745)
Less: Cash collateral received		(264,245)	—		(372,038)	—
Net derivative assets/liabilities		$292,733	$603,542		$140,545	$644,519

(1)The notional amount of the Company’s commodity contracts totaled 16,446 thousand barrels of crude oil and 306,161 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2023. In comparison, the notional amount of the Company’s commodity contracts totaled 12,005 thousand barrels of crude oil and 247,704 thousand MMBTUs of natural gas as of December 31, 2022.
(2)The notional amount for credit contracts reflects the Company’s pro-rata share of the derivative instruments in RPAs.
(3)The Company held equity contracts in one public company and 10 private companies as of June 30, 2023. In comparison, the Company held equity contracts in one public company and 13 private companies as of December 31, 2022.

In anticipation of LIBOR’s cessation date on June 30, 2023, certain LIBOR-indexed interest-rate swap contracts with LCH were subject to a conversion process, where the original LIBOR swap contract was exchanged for a SOFR forward-starting swap contract, along with one or more overlap swap contracts replicating the final LIBOR cash flows of the original LIBOR swap contract. The swap contracts exchanged were substantially economically equivalent. The SOFR replacement and overlap LIBOR swaps are considered separate contracts, and the overlay LIBOR swaps will result in a gross-up of the notional amounts presented, until these swaps mature upon settlement of the final LIBOR payment. The interest rate contracts included as cash flow and economic hedges reflect notional gross-ups of $1.00 billion and $161.9 million. These overlay LIBOR swaps are expected to mature in the third quarter of 2023.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of June 30, 2023, interest rate contracts in notional amounts of $5.25 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of June 30, 2023, the Company expects to reclassify an estimated $65.5 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2023 and 2022. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023		2022
Losses recognized in AOCI:
Interest rate contracts	$(96,457)	$(7,837)	$(66,614)		$(40,446)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	—	308	696		135
Interest and dividend income (for cash flow hedges on loans)	(20,252)	812	(33,206)		3,085
Noninterest income	—	—	1,614	(1)	—
Total	$(20,252)	$1,120	$(30,896)		$3,220

(1)Represents the amounts in AOCI reclassified into earnings as a result that the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Gains recognized in AOCI	$3,899	$3,255	$2,823	$1,684

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and other Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2023 and December 31, 2022.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into for customer-related positions and with third-party financial institutions, labeled as “other economic hedges”, as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,900,309	$2,117	$503,261	$6,656,491	$1,438	$521,719
Written options	1,621,207	—	24,166	1,548,158	—	30,904
Collars and corridors	296,585	12	8,743	215,773	—	8,924
Subtotal	8,818,101	2,129	536,170	8,420,422	1,438	561,547
Foreign exchange contracts:
Forwards and spot	1,410,862	23,596	31,829	993,588	17,009	18,090
Swaps	888,018	17,862	4,767	623,143	6,629	12,178
Other	129,000	5,939	—	121,631	2,070	245
Subtotal	2,427,880	47,397	36,596	1,738,362	25,708	30,513
Total	$11,245,981	$49,526	$572,766	$10,158,784	$27,146	$592,060
Other economic hedges:
Interest rate contracts:
Swaps	$7,088,622	$491,972	$2,707	$6,683,828	$384,201	$2,047
Purchased options	1,651,896	24,927	—	1,580,275	32,233	—
Written options	30,690	—	696	32,117	—	1,235
Collars and corridors	296,585	8,777	12	215,772	8,956	—
Subtotal	9,067,793	525,676	3,415	8,511,992	425,390	3,282
Foreign exchange contracts:
Forwards and spot	24,935	88	155	77,998	3,050	87
Swaps	2,142,800	44,451	29,652	1,044,900	18,516	11,447
Other	129,000	—	5,939	121,631	245	2,070
Subtotal	2,296,735	44,539	35,746	1,244,529	21,811	13,604
Total	$11,364,528	$570,215	$39,161	$9,756,521	$447,201	$16,886

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions, labeled below as “other economic hedges” are used to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and other economic hedges as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	2,717	Barrels	$9,106	$14,142	2,465	Barrels	$39,955	$6,178
Collars	5,474	Barrels	1,824	7,375	3,011	Barrels	16,038	2,630
Written options	—	Barrels	—	—	—	Barrels	558	—
Subtotal	8,191	Barrels	10,930	21,517	5,476	Barrels	56,551	8,808
Natural gas:
Swaps	115,608	MMBTUs	39,171	59,359	92,590	MMBTUs	112,314	73,208
Collars	36,161	MMBTUs	524	17,545	32,072	MMBTUs	2,217	18,317
Written options	1,559	MMBTUs	—	179	—	MMBTUs	—	—
Subtotal	153,328	MMBTUs	39,695	77,083	124,662	MMBTUs	114,531	91,525
Total			$50,625	$98,600			$171,082	$100,333
Other economic hedges:
Commodity contracts:
Crude oil:
Swaps	2,781	Barrels	$14,787	$8,770	2,587	Barrels	$6,935	$36,060
Collars	5,474	Barrels	6,580	1,700	3,942	Barrels	1,378	12,856
Purchased options	—	Barrels	—	—	—	Barrels	—	516
Subtotal	8,255	Barrels	21,367	10,470	6,529	Barrels	8,313	49,432
Natural gas:
Swaps	115,453	MMBTUs	50,828	38,326	91,900	MMBTUs	69,767	106,883
Collars	35,821	MMBTUs	16,082	524	31,142	MMBTUs	12,451	1,960
Purchased options	1,559	MMBTUs	179	—	—	MMBTUs	—	—
Subtotal	152,833	MMBTUs	67,089	38,850	123,042	MMBTUs	82,218	108,843
Total			$88,456	$49,320			$90,531	$158,275

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.5 years and 2.4 years, as of June 30, 2023 and December 31, 2022, respectively. Assuming that the underlying borrowers referenced in the interest rate contracts defaulted, the Company would not have any current exposure in the protection sold RPAs as of both June 30, 2023 and December 31, 2022. The Company did not have any outstanding protection purchased RPAs as of both June 30, 2023 and December 31, 2022.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred and/or common stock of the borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2023 and 2022:

	Classification on Consolidated Statement of Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$1,222	$5,984	$(1,261)	$13,569
Foreign exchange contracts	Foreign exchange income	19,898	(4,557)	30,340	2,765
Credit contracts	Interest rate contracts and other derivative income	12	(9)	7	65
Equity contracts	Lending fees	(14)	93	(60)	187
Commodity contracts	Interest rate contracts and other derivative income	160	344	166	295
Net gains		$21,278	$1,855	$29,192	$16,881

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of June 30, 2023, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled $13 thousand, and no collateral was posted to cover these positions. In comparison, as of December 31, 2022, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled $2.6 million, of which $1.1 million of collateral was posted to cover these positions. If the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both June 30, 2023 and December 31, 2022.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements to the fair values of contracts cleared through central clearing organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of over-collateralization are not shown:

($ in thousands)	As of June 30, 2023
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$765,161	$(208,183)	$(264,245)	$292,733	$(258,757)	$33,976

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$811,725	$(208,183)	$—	$603,542	$—	$603,542

($ in thousands)	As of December 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$755,328	$(242,745)	$(372,038)	$140,545	$(60,567)	$79,978

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$887,264	$(242,745)	$—	$644,519	$(38,438)	$606,081

(1)Includes $287 thousand and $2.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022, respectively.
(2)Includes $12 thousand and $566 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2023 and December 31, 2022, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $275.7 million and $384.9 million as of June 30, 2023 and December 31, 2022, respectively. Of the gross cash collateral received, $264.2 million and $372.0 million were used to offset against derivative assets as of June 30, 2023 and December 31, 2022, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was zero and $490 thousand as of June 30, 2023 and December 31, 2022, respectively. No cash collateral was used to offset against derivative liabilities as of both June 30, 2023 and December 31, 2022.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
Commercial:
C&I	$15,670,084	$15,711,095
CRE:
CRE	14,373,385	13,857,870
Multifamily residential	4,764,180	4,573,068
Construction and land	781,068	638,420
Total CRE	19,918,633	19,069,358
Total commercial	35,588,717	34,780,453
Consumer:
Residential mortgage:
Single-family residential	12,308,613	11,223,027
HELOCs	1,862,928	2,122,655
Total residential mortgage	14,171,541	13,345,682
Other consumer	68,106	76,295
Total consumer	14,239,647	13,421,977
Total loans held-for-investment (1)	$49,828,364	$48,202,430
Allowance for loan losses	(635,400)	(595,645)
Loans held-for-investment, net (1)	$49,192,964	$47,606,785

(1)Includes $74.0 million and $70.4 million comprising unamortized deferred and unearned fees, net of premiums as of June 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable on loans held-for-investment was $229.7 million and $208.4 million as of June 30, 2023 and December 31, 2022, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three and six months ended June 30, 2023 and 2022. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2022 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $34.19 billion and $28.30 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of June 30, 2023 and December 31, 2022.

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

The following tables summarize the Company’s loans held-for-investment and current year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

	June 30, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$1,427,799	$2,285,112	$1,610,248	$415,562	$267,164	$217,673	$9,016,889	$20,345	$15,260,792
Criticized (accrual)	18,452	93,118	81,361	26,033	26,027	22,837	79,585	—	347,413
Criticized (nonaccrual)	2,657	22,800	1,773	8,987	7,798	12,697	5,167	—	61,879
Total C&I	1,448,908	2,401,030	1,693,382	450,582	300,989	253,207	9,101,641	20,345	15,670,084
YTD gross write-offs (3)	185	1,996	95	15	4,930	1,683	—	—	8,904

CRE:
Pass	1,358,049	4,119,439	2,323,453	1,481,659	1,689,335	2,936,955	111,043	53,747	14,073,680
Criticized (accrual)	36,966	2,757	23,746	68,936	37,981	111,969	1,455	—	283,810
Criticized (nonaccrual)	—	171	15,099	—	460	165	—	—	15,895
Subtotal CRE	1,395,015	4,122,367	2,362,298	1,550,595	1,727,776	3,049,089	112,498	53,747	14,373,385
YTD gross write-offs	—	—	2,253	—	—	119	—	—	2,372

Multifamily residential:
Pass	289,218	1,497,280	875,986	625,489	507,401	926,253	9,425	1,295	4,732,347
Criticized (accrual)	—	—	—	—	700	26,430	—	—	27,130
Criticized (nonaccrual)	—	—	—	—	—	4,703	—	—	4,703
Subtotal multifamily residential	289,218	1,497,280	875,986	625,489	508,101	957,386	9,425	1,295	4,764,180

Construction and land:
Pass	85,733	355,949	259,113	34,103	816	2,986	14,952	—	753,652
Criticized (accrual)	5,865	—	—	—	—	21,551	—	—	27,416
Subtotal construction and land	91,598	355,949	259,113	34,103	816	24,537	14,952	—	781,068

Total CRE	1,775,831	5,975,596	3,497,397	2,210,187	2,236,693	4,031,012	136,875	55,042	19,918,633
YTD gross write-offs	—	—	2,253	—	—	119	—	—	2,372

Total commercial	$3,224,739	$8,376,626	$5,190,779	$2,660,769	$2,537,682	$4,284,219	$9,238,516	$75,387	$35,588,717
YTD total commercial gross write-offs (3)	$185	$1,996	$2,348	$15	$4,930	$1,802	$—	$—	$11,276

	June 30, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	$1,585,454	$3,445,517	$2,369,777	$1,680,587	$1,044,089	$2,152,061	$—	$—	$12,277,485
Criticized (accrual)	547	574	934	1,708	471	5,647	—	—	9,881
Criticized (nonaccrual) (2)	1,470	138	1,103	2,432	3,581	12,523	—	—	21,247
Subtotal single-family residential mortgage	1,587,471	3,446,229	2,371,814	1,684,727	1,048,141	2,170,231	—	—	12,308,613

HELOCs:
Pass	978	751	1,793	6,004	2,033	12,007	1,711,411	115,557	1,850,534
Criticized (accrual)	—	801	208	—	—	—	232	102	1,343
Criticized (nonaccrual)	—	—	223	835	—	5,022	704	4,267	11,051
Subtotal HELOCs	978	1,552	2,224	6,839	2,033	17,029	1,712,347	119,926	1,862,928
YTD gross write-offs (3)	—	—	—	—	—	—	—	6	6

Total residential mortgage	1,588,449	3,447,781	2,374,038	1,691,566	1,050,174	2,187,260	1,712,347	119,926	14,171,541
YTD gross write-offs (3)	—	—	—	—	—	—	—	6	6

Other consumer:
Pass	885	16,824	136	5,356	—	11,810	33,071	—	68,082
Criticized (nonaccrual)	—	—	—	—	—	—	24	—	24
Total other consumer	885	16,824	136	5,356	—	11,810	33,095	—	68,106
YTD gross write-offs	—	—	—	—	—	—	88	—	88

Total consumer	$1,589,334	$3,464,605	$2,374,174	$1,696,922	$1,050,174	$2,199,070	$1,745,442	$119,926	$14,239,647
YTD total consumer gross write-offs (3)	$—	$—	$—	$—	$—	$—	$88	$6	$94

Total loans held-for-investment:
Pass	$4,748,116	$11,720,872	$7,440,506	$4,248,760	$3,510,838	$6,259,745	$10,896,791	$190,944	$49,016,572
Criticized (accrual)	61,830	97,250	106,249	96,677	65,179	188,434	81,272	102	696,993
Criticized (nonaccrual)	4,127	23,109	18,198	12,254	11,839	35,110	5,895	4,267	114,799
Total	$4,814,073	$11,841,231	$7,564,953	$4,357,691	$3,587,856	$6,483,289	$10,983,958	$195,313	$49,828,364
YTD total loans held-for-investment gross write-offs (3)	$185	$1,996	$2,348	$15	$4,930	$1,802	$88	$6	$11,370

	December 31, 2022
	Term Loans by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,831,834	$2,053,215	$623,026	$392,013	$143,970	$97,605	$9,177,401	$20,548	$15,339,612
Criticized (accrual)	72,210	34,296	48,761	34,221	20,646	12,933	97,988	—	321,055
Criticized (nonaccrual)	18,722	4,797	10,733	243	5,618	10,315	—	—	50,428
Total C&I	2,922,766	2,092,308	682,520	426,477	170,234	120,853	9,275,389	20,548	15,711,095
CRE:
Pass	4,178,780	2,404,634	1,505,150	1,771,679	1,471,710	1,909,925	165,653	22,009	13,429,540
Criticized (accrual)	3,518	60,573	159,424	40,095	91,132	32,173	1,455	16,716	405,086
Criticized (nonaccrual)	—	19,044	—	—	—	4,200	—	—	23,244
Subtotal CRE	4,182,298	2,484,251	1,664,574	1,811,774	1,562,842	1,946,298	167,108	38,725	13,857,870
Multifamily residential:
Pass	1,500,289	892,598	641,677	519,614	350,044	625,293	11,325	—	4,540,840
Criticized (accrual)	—	—	—	707	4,276	27,076	—	—	32,059
Criticized (nonaccrual)	—	—	—	—	—	169	—	—	169
Subtotal multifamily residential	1,500,289	892,598	641,677	520,321	354,320	652,538	11,325	—	4,573,068
Construction and land:
Pass	288,394	276,839	31,804	3,104	2,805	231	9,073	—	612,250
Criticized (accrual)	4,504	—	—	—	21,666	—	—	—	26,170
Subtotal construction and land	292,898	276,839	31,804	3,104	24,471	231	9,073	—	638,420
Total CRE	5,975,485	3,653,688	2,338,055	2,335,199	1,941,633	2,599,067	187,506	38,725	19,069,358
Total commercial	$8,898,251	$5,745,996	$3,020,575	$2,761,676	$2,111,867	$2,719,920	$9,462,895	$59,273	$34,780,453
Consumer:
Residential mortgage:
Single-family residential:
Pass (2)	$3,548,894	$2,453,717	$1,775,696	$1,101,965	$817,164	$1,500,359	$—	$—	$11,197,795
Criticized (accrual)	—	1,275	785	1,463	4,352	3,935	—	—	11,810
Criticized (nonaccrual) (2)	141	—	204	3,202	1,721	8,154	—	—	13,422
Subtotal single-family residential mortgage	3,549,035	2,454,992	1,776,685	1,106,630	823,237	1,512,448	—	—	11,223,027
HELOCs:
Pass	520	3,583	7,336	3,203	525	8,960	1,958,692	127,401	2,110,220
Criticized (accrual)	—	6	—	—	—	—	4	1,079	1,089
Criticized (nonaccrual)	—	—	483	231	1,017	4,844	1,001	3,770	11,346
Subtotal HELOCs	520	3,589	7,819	3,434	1,542	13,804	1,959,697	132,250	2,122,655
Total residential mortgage	3,549,555	2,458,581	1,784,504	1,110,064	824,779	1,526,252	1,959,697	132,250	13,345,682
Other consumer:
Pass	17,088	137	5,356	—	—	15,808	37,804	—	76,193
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	99	—	99
Total other consumer	17,091	137	5,356	—	—	15,808	37,903	—	76,295
Total consumer	$3,566,646	$2,458,718	$1,789,860	$1,110,064	$824,779	$1,542,060	$1,997,600	$132,250	$13,421,977
Total by Risk Rating:
Pass	$12,365,799	$8,084,723	$4,590,045	$3,791,578	$2,786,218	$4,158,181	$11,359,948	$169,958	$47,306,450
Criticized (accrual)	80,235	96,150	208,970	76,486	142,072	76,117	99,447	17,795	797,272
Criticized (nonaccrual)	18,863	23,841	11,420	3,676	8,356	27,682	1,100	3,770	98,708
Total	$12,464,897	$8,204,714	$4,810,435	$3,871,740	$2,936,646	$4,261,980	$11,460,495	$191,523	$48,202,430

(1)$1.4 million and $13.5 million of total commercial loans, primarily comprised of CRE revolving loans converted to term loans during the three and six months ended June 30, 2023, respectively. In comparison, $26.4 million of total commercial loans, comprised of CRE revolving loans converted to term loans during both the three and six months ended June 30, 2022. $9.7 million and $14.5 million of total consumer loans, comprised of HELOCs were converted to term loans during three and six months ended June 30, 2023, respectively. In comparison, there were no consumer loans converted to term loans during the three and six months ended June 30, 2022.
(2)As of June 30, 2023 and December 31, 2022, $734 thousand and $818 thousand, respectively, of nonaccrual loans whose payments are guaranteed by the Federal Housing Administration were classified with a “Pass” rating.
(3)Excludes gross write-offs associated with loans the Company sold or settled.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,602,567	$3,247	$2,391	$5,638	$61,879	$15,670,084
CRE:
CRE	14,342,301	15,189	—	15,189	15,895	14,373,385
Multifamily residential	4,758,515	962	—	962	4,703	4,764,180
Construction and land	759,516	21,552	—	21,552	—	781,068
Total CRE	19,860,332	37,703	—	37,703	20,598	19,918,633
Total commercial	35,462,899	40,950	2,391	43,341	82,477	35,588,717
Consumer:
Residential mortgage:
Single-family residential	12,254,680	21,752	10,200	31,952	21,981	12,308,613
HELOCs	1,840,064	10,471	1,342	11,813	11,051	1,862,928
Total residential mortgage	14,094,744	32,223	11,542	43,765	33,032	14,171,541
Other consumer	67,099	142	841	983	24	68,106
Total consumer	14,161,843	32,365	12,383	44,748	33,056	14,239,647
Total	$49,624,742	$73,315	$14,774	$88,089	$115,533	$49,828,364

	December 31, 2022
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,651,312	$6,482	$2,873	$9,355	$50,428	$15,711,095
CRE:
CRE	13,820,441	14,185	—	14,185	23,244	13,857,870
Multifamily residential	4,571,899	678	322	1,000	169	4,573,068
Construction and land	638,420	—	—	—	—	638,420
Total CRE	19,030,760	14,863	322	15,185	23,413	19,069,358
Total commercial	34,682,072	21,345	3,195	24,540	73,841	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,183,134	13,523	12,130	25,653	14,240	11,223,027
HELOCs	2,102,523	7,700	1,086	8,786	11,346	2,122,655
Total residential mortgage	13,285,657	21,223	13,216	34,439	25,586	13,345,682
Other consumer	73,004	109	3,083	3,192	99	76,295
Total consumer	13,358,661	21,332	16,299	37,631	25,685	13,421,977
Total	$48,040,733	$42,677	$19,494	$62,171	$99,526	$48,202,430

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both June 30, 2023 and December 31, 2022. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well-secured by the collateral value and there is no loss expectation.

($ in thousands)	June 30, 2023	December 31, 2022
Commercial:
C&I	$27,690	$11,398
CRE	15,100	22,944
Multifamily residential	4,235	—
Total commercial	47,025	34,342
Consumer:
Single-family residential	6,077	2,998
HELOCs	5,076	7,245
Total consumer	11,153	10,243
Total nonaccrual loans with no related allowance for loan losses	$58,178	$44,585

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, and foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had no foreclosed assets as of June 30, 2023, compared with $270 thousand as of December 31, 2022. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the CFPB guidelines. The carrying value of consumer real estate loans that were in an active or suspended foreclosure process was $7.1 million and $7.5 million as of June 30, 2023 and December 31, 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which in part eliminated the accounting for TDR and enhanced disclosures requirements for loan modifications to borrowers experiencing financial difficulty. See Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Loan Modifications to the Consolidated Financial Statements in this Form 10-Q for additional information. As part of the Company’s loss mitigation efforts, the Company may agree to modify the contractual terms of a loan to assist borrowers experiencing financial difficulty. The Company negotiates loan modifications on a case-by-case basis to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The Company considers various factors to identify borrowers experiencing financial difficulty. The primary factor for consumer borrowers is delinquency status. For commercial loan borrowers, these factors include credit risk ratings, the probability of loan risk rating downgrades, and overall risk profile changes. The modification may include, but is not limited to, payment deferrals, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications. Commercial loan borrowers that require immaterial modifications such as insignificant interest rate changes, short-term extensions (90 days or less) from the original maturity date, or temporary waivers or extensions of financial covenants which would not constitute material credit actions are generally not considered to be experiencing financial difficulty and are not included in the disclosure. Insignificant payment deferrals (three months or less in the last 12 months) are also not included in the disclosure.

The following tables present the amortized cost of loans that were modified during the three and six months ended June 30, 2023 by loan class and modification type:

	Three Months Ended June 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combo- Term Extension/ Payment Delay	Combo- Rate Reduction/ Term Extension	Combo- Principal Forgiveness Rate Reduction/ Term Extension	Total	Modification as a % of Loan Class
Commercial:
C&I	$13,475	$12,788	$—	$—	$298	$26,561	0.17%
CRE:
CRE	—	—	—	32,791	—	32,791	0.16%
Total commercial	13,475	12,788	—	32,791	298	59,352
Consumer:
Residential mortgage:
Single-family residential:	—	5,085	551	—	—	5,636	0.05%
HELOCs	—	978	—	—	—	978	0.05%
Total consumer	—	6,063	551	—	—	6,614
Total	$13,475	$18,851	$551	$32,791	$298	$65,966

	Six Months Ended June 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combo- Term Extension/ Payment Delay	Combo- Rate Reduction/ Term Extension	Combo- Principal Forgiveness Rate Reduction/ Term Extension	Total	Modification as a % of Loan Class
Commercial:
C&I	$33,098	$26,799	$—	$—	$298	$60,195	0.38%
CRE:
CRE	526	—	—	32,791	—	33,317	0.17%
Total commercial	33,624	26,799	—	32,791	298	93,512
Consumer:
Residential mortgage:
Single-family residential:	—	5,085	551	—	—	5,636	0.05%
HELOCs	—	978	726	—	—	1,704	0.09%
Total consumer	—	6,063	1,277	—	—	7,340
Total	$33,624	$32,862	$1,277	$32,791	$298	$100,852

The following tables present the financial effects of the loan modifications for the three and six months ended June 30, 2023 by loan class and modification type:

	Financial Effects of Loan Modifications
	Three Months Ended June 30, 2023
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$345	(1)	8.50%	(1)	1.71	0.63
CRE	—		3.00%		2.50	—
Consumer:
Single-family residential	—		—		9.70	0.89
HELOCs	—		—		—	0.64
Total	$345

	Financial Effects of Loan Modifications
	Six months ended June 30, 2023
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$345	(1)	8.50%	(1)	1.47	0.82
CRE	—		3.00%		2.49	—
Consumer:
Single-family residential	—		—		9.70	0.89
HELOCs	—		—		14.75	0.51
Total	$345

(1)Comprised of a C&I loan modified during the three and six months ended June 30, 2023 where the interest is waived in addition to principal forgiveness.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications which subsequently defaulted during the three and six months ended June 30, 2023.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified as of June 30, 2023 since the adoption of ASU 2022-02 on January 1, 2023.

	Payment Performance as of June 30, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$48,206	$7,000	$4,989	$60,195
CRE:
CRE	33,317	—	—	33,317
Total commercial	81,523	7,000	4,989	93,512
Consumer:
Residential mortgage:
Single-family residential	5,045	591	—	5,636
HELOCs	1,704	—	—	1,704
Total consumer	6,749	591	—	7,340
Total	$88,272	$7,591	$4,989	$100,852

As of June 30, 2023, commitments to lend additional funds to borrowers whose loans were modified were $15.1 million.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.

The following table presents the additions to TDRs for the three and six months ended June 30, 2022:

	Loans Modified as TDRs
	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	2	$12,955	$12,245	$2,111	3	$30,134	$21,428	$10,157
Total	2	$12,955	$12,245	$2,111	3	$30,134	$21,428	$10,157

(1)Includes subsequent payments after modification and reflects the balance as of June 30, 2022.
(2)Includes charge-offs since the modification date.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the three and six months ended June 30, 2022:

	Modification Type
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
($ in thousands)	Principal	Other (1)	Total	Principal (2)	Other (1)	Total
Commercial:
C&I	$—	$12,245	$12,245	$9,183	$12,245	$21,428
Total	$—	$12,245	$12,245	$9,183	$12,245	$21,428

(1)Includes increase in new commitment.
(2)Includes principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the three and six months ended June 30, 2022 that were modified as TDRs during the 12 months preceding payment default:

	Loan Modified as TDRs that Subsequently Defaulted
	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	1	$1,055	2	$4,305
Total	1	$1,055	2	$4,305

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

There were no changes to the overall model methodology or the reasonable and supportable forecast period and reversion to the historical loss experience method for the three and six months ended June 30, 2023 and 2022.

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

Allowance for Loan Losses for the Consumer Loan Portfolio

For single-family residential and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period. To estimate the life of a loan for the single-family residential and HELOC loan portfolios, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. For other consumer loans, the Company uses a loss rate approach.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2023, collateral-dependent commercial and consumer loans totaled $22.0 million and $11.2 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $47.4 million and $13.4 million, respectively, as of December 31, 2022. The collateral-dependent loans decreased from December 31, 2022, predominantly driven by the adoption of ASU 2022-02 related to the elimination of TDR guidance. The Company's collateral-dependent loans were secured by real estate. As of both June 30, 2023 and December 31, 2022, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$376,325	$155,067	$24,526	$9,322	$48,007	$4,971	$1,675	$619,893
Provision for (reversal of) credit losses on loans	(a)	5,259	15,685	(1,604)	1,995	3,501	(444)	(367)	24,025
Gross charge-offs		(7,335)	(2,366)	—	—	—	(6)	(48)	(9,755)
Gross recoveries		2,065	119	16	8	5	5	—	2,218
Total net (charge-offs) recoveries		(5,270)	(2,247)	16	8	5	(1)	(48)	(7,537)
Foreign currency translation adjustment		(981)	—	—	—	—	—	—	(981)
Allowance for loan losses, end of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400

		Three Months Ended June 30, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$339,446	$147,104	$24,176	$11,016	$18,210	$3,748	$1,985	$545,685
Provision for (reversal of) credit losses on loans	(a)	19,030	(6,819)	1,976	(4,338)	3,461	(339)	(502)	12,469
Gross charge-offs		(240)	(671)	(8)	—	—	(193)	(34)	(1,146)
Gross recoveries		6,514	631	408	4	169	4	—	7,730
Total net recoveries (charge-offs)		6,274	(40)	400	4	169	(189)	(34)	6,584
Foreign currency translation adjustment		(1,468)	—	—	—	—	—	—	(1,468)
Allowance for loan losses, end of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270

		Six Months Ended June 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	4,581	20,361	(469)	2,205	15,943	136	(212)	42,545
Gross charge-offs		(9,235)	(2,372)	—	—	—	(97)	(88)	(11,792)
Gross recoveries		3,276	315	28	11	5	11	—	3,646
Total net (charge-offs) recoveries		(5,959)	(2,057)	28	11	5	(86)	(88)	(8,146)
Foreign currency translation adjustment		(672)	—	—	—	—	—	—	(672)
Allowance for loan losses, end of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400

		Six Months Ended June 30, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	28,292	(10,312)	11,633	(8,844)	4,387	(40)	(395)	24,721
Gross charge-offs		(11,428)	(1,069)	(9)	—	—	(193)	(80)	(12,779)
Gross recoveries		9,516	686	528	58	293	18	—	11,099
Total net (charge-offs) recoveries		(1,912)	(383)	519	58	293	(175)	(80)	(1,680)
Foreign currency translation adjustment		(1,350)	—	—	—	—	—	—	(1,350)
Allowance for loan losses, end of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2023	2022	2023	2022
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$27,741	$23,262	$26,264	$27,514
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,975	1,031	3,455	(3,221)
Foreign currency translation adjustment		12	11	9	11
Allowance for unfunded credit commitments, end of period		$29,728	$24,304	$29,728	$24,304
Provision for credit losses	(a) + (b)	$26,000	$13,500	$46,000	$21,500

The allowance for credit losses was $665.1 million as of June 30, 2023, an increase of $43.2 million, compared with $621.9 million as of December 31, 2022. The increase in the allowance for credit losses was primarily driven by the current economic outlook as well as loan growth. The current economic outlook reflected ongoing concerns with inflation, global supply chain disruptions and high interest rates.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions, respectively. As of June 30, 2023, the Company did not assign a weighting to its upside scenario. Instead, it assigned a slightly higher weighting to its downside scenario, while maintaining the same weighting to its baseline scenario, compared with the weightings assigned as of December 31, 2022. Management remains cautious regarding the economic outlook given the persistently high level of inflation, high interest rates, the recent strain to the financial system, and continued concerns on global oil prices and supply-chain issues. The U.S. baseline GDP growth forecast for the second half of 2023 has been lowered compared with the December 2022 forecast. The GDP growth forecast for the full year 2024, was lowered to 1.4% from the previous 2.0% forecasted as of December 31, 2022, reflecting an expected GDP slow-down as interest-sensitive spending weakens amid elevated interest rate environment. Average unemployment rates in the U.S. are expected to remain stable at 3.6% for the second half of 2023. However, job market softening is expected in 2024 and 2025. Compared with the baseline scenario, the downside scenario assumes that the combination of increasing supply shortages, political tensions between China and Taiwan, recent bank failures, still-elevated inflation, and the Federal Reserve’s decision to keep the federal funds rate elevated will lead to a recession in the third quarter of 2023.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial			Consumer
				Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$111,396	$—	$8,154	$—	$119,550
Sales (2)(3)	$115,735	$—	$8,154	$—	$123,889
Purchases (4)	$38,279	$—	$—	$79,137	$117,416

	Three Months Ended June 30, 2022
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I	CRE	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$208,335	$9,854	$—	$218,189
Loans transferred from held-for-sale to held-for-investment	$—	$—	$631	$631
Sales (2)(3)	$180,029	$9,854	$—	$189,883
Purchases (4)	$194,066	$—	$122,723	$316,789

	Six Months Ended June 30, 2023
	Commercial			Consumer
				Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$268,272	$3,600	$8,154	$—	$280,026
Sales (2)(3)	$291,667	$3,600	$8,154	$—	$303,421
Purchases (4)	$60,962	$—	$—	$211,136	$272,098

	Six Months Ended June 30, 2022
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I	CRE	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$319,772	$31,634	$—	$351,406
Loans transferred from held-for-sale to held-for-investment	$—	$—	$631	$631
Sales (2)(3)	$287,503	$31,634	$451	$319,588
Purchases (4)	$304,662	$—	$237,098	$541,760

(1)Includes write-downs of $308 thousand and $581 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and six months ended June 30, 2023, respectively, and $158 thousand and $217 thousand for the three and six months ended June 30, 2022, respectively.
(2)Includes originated loans sold of $92.2 million and $203.2 million for the three and six months ended June 30, 2023, respectively, and $55.4 million and $167.7 million for the three and six months ended June 30, 2022, respectively. Originated loans sold consisted primarily of C&I loans for each of the three and six months ended June 30, 2023 and 2022.
(3)Includes $31.7 million and $100.3 million of purchased loans sold in the secondary market for the three and six months ended June 30, 2023, respectively, and $134.5 million and $151.9 million for the three and six months ended June 30, 2022, respectively.
(4)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a 15-year minimum compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas. For the Company’s accounting policies on tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in the Company’s 2022 Form 10-K for additional details. For a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$422,331	$255,066	$413,253	$266,654
Investments in tax credit and other investments, net	393,140	278,915	350,003	185,797
Total	$815,471	$533,981	$763,256	$452,451

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $24.2 million and $24.0 million as of June 30, 2023 and December 31, 2022, respectively. The Company invests in these mutual funds for CRA purposes. The Company also held equity securities without readily determinable fair values totaling $37.0 million and $36.5 million as of June 30, 2023 and December 31, 2022, respectively.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Investments in qualified housing partnerships, net:
Tax credits and other tax benefits recognized	$15,304	$12,754	$31,398	$25,584
Amortization expense included in income tax expense	$10,506	$10,042	$23,172	$20,067
Investments in tax credit and other investments, net:
Amortization of tax credit and other investments (1)	$55,914	$14,979	$66,024	$28,879
Unrealized losses on equity securities with readily determinable values	$(369)	$(783)	$(8)	$(1,944)

(1)Includes net impairment recoveries of $1.4 million and $1.6 million for the three and six months ended June 30, 2023, respectively, primarily related to historic tax credits. In comparison, there were no impairment recoveries or losses for three or six months ended June 30, 2022.

Variable Interest Entities

The majority of both the investments in affordable housing partnerships and tax credit and other investments discussed above are variable interest entities where the Company is a limited partner in these partnerships, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these investments due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

Note 9 — Goodwill

Total goodwill was $465.7 million as of both June 30, 2023 and December 31, 2022. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2022, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2022 Form 10-K. Given the recent volatility in the banking industry, the Company performed an analysis of goodwill during the second quarter of 2023 that consisted of a qualitative assessment to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of June 30, 2023.

Note 10 — Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings — Bank Term Funding Program

As of June 30, 2023, the Company’s short-term borrowings consisted of funds from the Bank Term Funding Program (“BTFP”). In March 2023, the Federal Reserve announced the creation of the BTFP, which was designed to provide additional liquidity to U.S. depository institutions. The advances will be limited to the par value of eligible collateral pledged by the borrower, for a term of up to one year. U.S. federally insured depository institutions can request advances under the BTFP until at least March 11, 2024.

The following table presents details of the Company’s short-term borrowings as of June 30, 2023. The Company pledged eligible U.S. government agency and U.S. government-sponsored enterprise debt and mortgage-backed securities, and U.S. Treasury securities as collateral for the borrowings under the BTFP. As of June 30, 2023, the carrying amount of the Company’s pledged securities to the BTFP totaled $4.46 billion with a remaining borrowing capacity of $299.4 million. In comparison, there were no short-term borrowings as of December 31, 2022.

			June 30, 2023
($ in thousands)	Interest Rate	Maturity Date	Amount
Short-term borrowings	4.37%	3/19/2024	$4,500,000

Long-Term Debt — Junior Subordinated Debt

Long-term debt totaled $148.1 million as of June 30, 2023 and $148.0 million as of December 31, 2022. The interest rates on the junior subordinated debt were based on London Interbank Offered Rate plus the applicable stated margin through June 30, 2023. The junior subordinated debt will be based on the Secured Overnight Financing Rate at the next scheduled repricing date, subsequent to June 30, 2023. The junior subordinated debt had coupon interest rates ranging from 6.90% to 7.45% as of June 30, 2023 and 6.12% to 6.67% as of December 31, 2022. The junior subordinated debt had remaining maturities ranging between 11.4 years and 14.2 years as of June 30, 2023. For additional information on the junior subordinated debt, refer to Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

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

The following table presents the Company’s credit-related commitments as of June 30, 2023 and December 31, 2022:

	June 30, 2023					December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,583,179	$3,734,399	$993,345	$125,704	$9,436,627	$8,211,571
Commercial letters of credit and SBLCs	717,105	513,359	90,696	1,094,248	2,415,408	2,291,966
Total	$5,300,284	$4,247,758	$1,084,041	$1,219,952	$11,852,035	$10,503,537

Loan commitments are agreements to lend to customers provided there are no violations of any conditions established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require commitment fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2023, total letters of credit of $2.42 billion consisted of SBLCs of $2.38 billion and commercial letters of credit of $33.5 million. In comparison, as of December 31, 2022, total letters of credit of $2.29 billion consisted of SBLCs of $2.27 billion and commercial letters of credit of $21.6 million. As of both June 30, 2023 and December 31, 2022, substantially all SBLCs were graded as “Pass” utilizing the Bank’s internal credit risk rating system.

The Company applies the same credit underwriting criteria to extend loans, commitments, and conditional obligations to customers. Each customer’s creditworthiness is evaluated on a case-by-case basis. Collateral and financial guarantees may be obtained based on management’s assessment of a customer’s credit risk. Collateral may include cash, accounts receivable, inventory, personal property, plant and equipment, and real estate property.

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $29.7 million and $26.2 million as of June 30, 2023 and December 31, 2022, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of June 30, 2023 and December 31, 2022:

	Maximum Potential Future Payments						Carrying Value
	June 30, 2023					December 31, 2022	June 30, 2023	December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$35	$39	$30	$6,258	$6,362	$6,781	$6,362	$6,781
Multifamily residential loans sold or securitized with recourse	—	—	—	14,996	14,996	14,996	20,726	21,320
Total	$35	$39	$30	$21,254	$21,358	$21,777	$27,088	$28,101

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $36 thousand and $37 thousand as of June 30, 2023 and December 31, 2022, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company, as of June 30, 2023, the Company does not believe there is any pending legal proceeding to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both June 30, 2023 and December 31, 2022.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Stock compensation costs	$9,364	$8,576	$20,439	$17,009
Related net tax benefits for stock compensation plans	$525	$109	$8,815	$5,268

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the six months ended June 30, 2023. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2023	1,296,866	$60.77	332,510	$60.40
Granted	483,906	74.32	96,271	57.50
Vested	(518,628)	40.56	(152,558)	39.39
Forfeited	(33,925)	73.98	—	—
Outstanding, June 30, 2023	1,228,219	$74.28	276,223	$70.99

As of June 30, 2023, there were $36.7 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.1 years, and $21.0 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.1 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2023 and 2022. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements of the Company’s 2022 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic:
Net income	$312,031	$258,329	$634,470	$495,981
Weighted-average number of shares outstanding	141,468	141,429	141,291	141,725
Basic EPS	$2.21	$1.83	$4.49	$3.50
Diluted:
Net income	$312,031	$258,329	$634,470	$495,981
Weighted-average number of shares outstanding	141,468	141,429	141,291	141,725
Add: Dilutive impact of unvested RSUs	408	943	619	1,113
Diluted weighted-average number of shares outstanding	141,876	142,372	141,910	142,838
Diluted EPS	$2.20	$1.81	$4.47	$3.47

For the three and six months ended June 30, 2023, approximately 690 thousand and 439 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computations. In comparison, 381 thousand and 70 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and six months ended June 30, 2022, respectively.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2023 and 2022:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, April 1, 2022	$(365,653)	$(24,466)	$(4,806)	$(394,925)
Net unrealized losses arising during the period	(192,858)	(5,582)	(10,215)	(208,655)
Amounts reclassified from AOCI	3,730	(798)	—	2,932
Changes, net of tax	(189,128)	(6,380)	(10,215)	(205,723)
Balance, June 30, 2022	$(554,781)	$(30,846)	$(15,021)	$(600,648)
Balance, April 1, 2023	$(640,734)	$(20,918)	$(18,342)	$(679,994)
Net unrealized losses arising during the period	(43,618)	(68,207)	(7,249)	(119,074)
Amounts reclassified from AOCI	2,816	14,320	—	17,136
Changes, net of tax	(40,802)	(53,887)	(7,249)	(101,938)
Balance, June 30, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2022	$(85,703)	$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(474,219)	(28,809)	(10,086)	(513,114)
Amounts reclassified from AOCI	5,141	(2,294)	—	2,847
Changes, net of tax	(469,078)	(31,103)	(10,086)	(510,267)
Balance, June 30, 2022	$(554,781)	$(30,846)	$(15,021)	$(600,648)
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains (losses) arising during the period	657	(47,121)	(4,308)	(50,772)
Amounts reclassified from AOCI	12,622	21,847	—	34,469
Changes, net of tax	13,279	(25,274)	(4,308)	(16,303)
Balance, June 30, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary is RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses on AFS debt securities arising during the period	$(61,939)	$18,321	$(43,618)	$(273,840)	$80,982	$(192,858)
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	—	—	—	(28)	8	(20)
Amortization of unrealized losses on transferred debt securities (2)	3,998	(1,182)	2,816	5,324	(1,574)	3,750
Net change	(57,941)	17,139	(40,802)	(268,544)	79,416	(189,128)
Cash flow hedges:
Net unrealized losses arising during the period	(96,457)	28,250	(68,207)	(7,837)	2,255	(5,582)
Net realized losses (gains) reclassified into net income (3)	20,252	(5,932)	14,320	(1,120)	322	(798)
Net change	(76,205)	22,318	(53,887)	(8,957)	2,577	(6,380)
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(6,107)	(1,142)	(7,249)	(9,278)	(937)	(10,215)
Net change	(6,107)	(1,142)	(7,249)	(9,278)	(937)	(10,215)
Other comprehensive loss	$(140,253)	$38,315	$(101,938)	$(286,779)	$81,056	$(205,723)

	Six Months Ended June 30,
	2023				2022
($ in thousands)	Before-Tax		Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) on AFS debt securities arising during the period	$921		$(264)	$657	$(512,886)	$151,658	$(361,228)
Unrealized losses on debt securities transferred from AFS to HTM	—		—	—	(160,416)	47,425	(112,991)
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (1)	10,000	(4)	(2,956)	7,044	(1,306)	386	(920)
Amortization of unrealized losses on transferred debt securities (2)	7,919		(2,341)	5,578	8,605	(2,544)	6,061
Net change	18,840		(5,561)	13,279	(666,003)	196,925	(469,078)
Cash flow hedges:
Net unrealized losses arising during the period	(66,614)		19,493	(47,121)	(40,446)	11,637	(28,809)
Net realized losses (gains) reclassified into net income (3)	30,896		(9,049)	21,847	(3,220)	926	(2,294)
Net change	(35,718)		10,444	(25,274)	(43,666)	12,563	(31,103)
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(3,481)		(827)	(4,308)	(9,600)	(486)	(10,086)
Net change	(3,481)		(827)	(4,308)	(9,600)	(486)	(10,086)
Other comprehensive loss	$(20,359)		$4,056	$(16,303)	$(719,269)	$209,002	$(510,267)

(1)Pre-tax amounts were reported in Net gains (losses) on AFS debt securities on the Consolidated Statement of Income.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(3)Pre-tax amounts related to cash flow hedges on variable rate loans and long-term borrowings, where applicable, were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income.
(4)Represents the full write-off of an impaired subordinated debt security during the first quarter of 2023.

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

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction financing, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

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

The corporate treasury function within the Other segment is responsible for the Company’s liquidity and interest rate management and the internal FTP process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as to provide a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2023 and 2022:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2023
Net interest income (loss) before provision for credit losses	$307,522	$263,040	$(3,816)	$566,746
Provision for credit losses	5,524	20,476	—	26,000
Noninterest income	27,120	42,538	8,973	78,631
Noninterest expense	107,027	88,333	66,429	261,789
Segment income (loss) before income taxes	222,091	196,769	(61,272)	357,588
Segment net income	$156,853	$139,030	$16,148	$312,031
As of June 30, 2023
Segment assets	$18,411,209	$33,754,957	$16,366,515	$68,532,681

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2022
Net interest income (loss) before provision for credit losses	$284,373	$230,964	$(42,385)	$472,952
Provision for credit losses	2,898	10,602	—	13,500
Noninterest income	28,384	48,032	2,028	78,444
Noninterest expense	94,295	81,023	21,542	196,860
Segment income (loss) before income taxes	215,564	187,371	(61,899)	341,036
Segment net income (loss)	$153,549	$133,861	$(29,081)	$258,329
As of June 30, 2022
Segment assets	$16,472,373	$32,256,044	$13,665,866	$62,394,283

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2023
Net interest income before provision for credit losses	$611,764	$499,763	$55,080	$1,166,607
Provision for credit losses	20,536	25,464	—	46,000
Noninterest income (loss)	53,122	86,137	(650)	138,609
Noninterest expense	220,850	175,581	83,805	480,236
Segment income (loss) before income taxes	423,500	384,855	(29,375)	778,980
Segment net income	$299,100	$273,487	$61,883	$634,470
As of June 30, 2023
Segment assets	$18,411,209	$33,754,957	$16,366,515	$68,532,681

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2022
Net interest income (loss) before provision for credit losses	$497,587	$439,041	$(48,063)	$888,565
Provision for credit losses	6,002	15,498	—	21,500
Noninterest income	53,583	97,109	7,495	158,187
Noninterest expense	190,390	154,418	41,502	386,310
Segment income (loss) before income taxes	354,778	366,234	(82,070)	638,942
Segment net income (loss)	$252,713	$261,368	$(18,100)	$495,981
As of June 30, 2022
Segment assets	$16,472,373	$32,256,044	$13,665,866	$62,394,283

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 120 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of June 30, 2023, the Company had $68.53 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2022 Form 10-K.

Current Developments

Economic Developments

Recent external data indicate that the pace of inflation has moderated in recent months and the volatility in the banking industry earlier in the year appears to have abated. However, inflation remains above the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) 2% target and further interest rate hikes are anticipated later this year. The higher interest rate environment continues to negatively impact the market value of bank-held securities. Additionally, the commercial real estate market is under pressure due to tighter credit conditions and decreased demand. These factors have adversely affected economic activity and the banking sector. Despite these concerns, fears of a potential recession in 2023 have diminished slightly due to the continuing strength in the job market. The Company is actively monitoring changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to interest rate hikes have been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2022 Form 10-K.

LIBOR Transition and Phase Out

The London Interbank Offered Rate (“LIBOR”), a benchmark rate that was widely referenced in the past, ceased publication on July 1, 2023. In preparation for this phase out, beginning January 1, 2022, the Company ceased offering new loans or loan renewals based on LIBOR, and began offering loans based on alternative reference rates (“ARRs”) such as Term Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index. The Company’s LIBOR exposures were predominantly comprised of commercial loans and derivative contracts, which have been remediated (i.e., amended to reference an ARR either on or before June 30, 2023 or at the instrument’s next reset date after June 30, 2023), or already contained appropriate fallback provisions to transition to an ARR. As of July 3, 2023, the remaining small portion of the Company’s LIBOR-based assets and liabilities have all been amended to use the Adjustable Interest Rate (LIBOR) Act and other relevant legislation and regulation.

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

Potential Regulatory Reforms in Response to Recent Bank Failures

Following the bank failures of March 2023, Congress and federal regulatory agencies are considering potential changes to the laws and regulations that apply to banks. On April 28, 2023, the Federal Reserve and the Federal Deposit Insurance Corporation (the “FDIC”) issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies. On July 27, 2023, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency jointly issued a notice of proposed rulemaking that would revise the capital framework applicable to banking organizations with $100 billion or more in total consolidated assets or with significant trading activity and, if finalized, would likely result in meaningfully increased capital requirements for those organizations. By imposing additional costs on banking organizations with $100 billion or more in total consolidated assets, the proposal could reduce the benefits of growth beyond that size for a banking organization that has less than $100 billion in total consolidated assets. The extent of any further actions to be taken by these agencies or Congress in response to the bank failures, and potential causes highlighted in the Federal Reserve and FDIC reports, and the impact of any such actions on institutions with less than $100 billion in total consolidated assets, such as the Company, remains unclear.

FDIC Special Assessment and Uninsured Deposits

On May 11, 2023, the FDIC published a proposed rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund (“DIF”) has incurred in the receiverships of failed institutions. The proposed rule would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment would be equal to 3.13 basis points (0.0313%) of a bank’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2022.

On July 24, 2023, the FDIC issued Financial Institution Letter (“FIL”) 37-2023 — Estimated Uninsured Deposits Reporting Expectations, which clarifies the reporting of an insured depository institution’s estimated uninsured deposits in the Call Report Schedule RC-O, Memorandum item 2 (“RC-OM item 2”). This FIL specifies that uninsured deposits reported in RC-OM item 2 should include the deposit balances in excess of the FDIC limit that have been collateralized by pledged assets, and include all deposits of subsidiaries. The Company will evaluate previously filed call reports based on this recent FIL and revise as needed.

Financial Review

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share, and ratio data)	2023	2022	2023	2022
Summary of operations:
Net interest income before provision for credit losses	$566,746	$472,952	$1,166,607	$888,565
Noninterest income	78,631	78,444	138,609	158,187
Total revenue	645,377	551,396	1,305,216	1,046,752
Provision for credit losses	26,000	13,500	46,000	21,500
Noninterest expense	261,789	196,860	480,236	386,310
Income before income taxes	357,588	341,036	778,980	638,942
Income tax expense	45,557	82,707	144,510	142,961
Net income	$312,031	$258,329	$634,470	$495,981
Per share:
Basic earnings	$2.21	$1.83	$4.49	$3.50
Diluted earnings	$2.20	$1.81	$4.47	$3.47
Dividends declared	$0.48	$0.40	$0.96	$0.80
Weighted-average number of shares outstanding:
Basic	141,468	141,429	141,291	141,725
Diluted	141,876	142,372	141,910	142,838
Performance metrics:
Return on average assets (“ROA”)	1.85%	1.66%	1.93%	1.61%
Return on average common equity (“ROE”)	19.43%	18.23%	20.27%	17.36%
Return on average tangible common equity (“TCE”) (1)	21.01%	19.94%	21.95%	18.96%
Common dividend payout ratio	21.98%	22.22%	21.60%	23.18%
Net interest margin	3.55%	3.23%	3.75%	3.05%
Efficiency ratio (2)	40.56%	35.70%	36.79%	36.91%
Adjusted efficiency ratio (1)	31.83%	32.90%	31.13%	34.05%

At period end:	June 30, 2023	December 31, 2022
Total assets	$68,532,681	$64,112,150
Total loans	$49,831,194	$48,228,074
Total deposits	$55,658,786	$55,967,849
Common shares outstanding at period-end	141,484	140,948
Book value per share	$45.67	$42.46
Tangible book value per share (1)	$42.33	$39.10

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Quarterly Report on Form 10-Q (this “Form 10-Q”).
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s second quarter 2023 net income was $312.0 million, an increase of $53.7 million or 21%, compared with second quarter 2022 net income of $258.3 million. The increase was primarily due to higher net interest income and lower income tax expense, partially offset by higher noninterest expense and provision for credit losses. Net income for the first half of 2023 was $634.5 million, an increase of $138.5 million or 28% compared with first half of 2022 net income of $496.0 million. The increase was primarily due to higher net interest income, partially offset by higher noninterest expense and provision for credit losses, and a decrease in noninterest income. Noteworthy items about the Company’s second quarter and first half of 2023 performance included:

•Net interest income growth and net interest margin expansion. Second quarter 2023 net interest income before provision for credit losses was $566.7 million, an increase of $93.8 million or 20% from the second quarter of 2022. Second quarter 2023 net interest margin of 3.55% expanded by 32 basis points (“bps”) year-over-year. For the first half of 2023, net interest income before provision for credit losses was $1.17 billion, an increase of $278.0 million or 31% year-over-year. The net interest margin for the first half of 2023 was 3.75%, up 70 bps year-over-year.

•Expanding profitability. Second quarter 2023 ROA, ROE and the return on average TCE of 1.85%, 19.43% and 21.01%, respectively, all expanded year-over-year by 19 bps, 120 bps and 107 bps, respectively. Likewise, for the first half of 2023, ROA, ROE and the return on average TCE of 1.93%, 20.27% and 21.95%, respectively, all expanded year-over-year by 32 bps, 291 bps and 299 bps, respectively. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Asset growth. Total assets reached $68.53 billion, an increase of $4.42 billion or 7% from December 31, 2022, primarily driven by a $2.90 billion or 83% increase in cash and cash equivalents and a $1.60 billion or 3% increase in total loans. The increase in cash and cash equivalents was primarily funded with borrowings from the Bank Term Funding Program (“BTFP”).

•Loan growth. Total loans were $49.83 billion as of June 30, 2023, an increase of $1.60 billion or 3% from $48.23 billion as of December 31, 2022. This was primarily driven by growth in the commercial real estate (“CRE”) and residential mortgage loan segments.

•Strong capital levels. Stockholders’ equity was $6.46 billion or $45.67 per share as of June 30, 2023, both up 8% from $5.98 billion or $42.46 per share as of December 31, 2022. Tangible book value per share of $42.33 as of June 30, 2023, increased $3.23 or 8% from $39.10 as of December 31, 2022. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

The increases in net interest income and net interest margin in the second quarter and the first half of 2023 compared with the same prior year periods primarily reflected higher interest-earning asset yields and strong loan growth, partially offset by a higher average cost of deposits. The changes in yield and rate reflected rising benchmark interest rates.

Average interest-earning assets were $64.06 billion for the second quarter of 2023, an increase of $5.39 billion or 9% from $58.67 billion for the second quarter of 2022. For the first half of 2023, the average interest-earning assets were $62.78 billion, an increase of $4.10 billion or 7% from $58.68 billion for the first half of 2022. The increases in average interest-earning assets in both periods primarily reflected loan growth, and higher interest-bearing cash and deposits with banks, partially offset by decreases in assets purchased under resale agreements (“resale agreements”).

The yield on average interest-earning assets for the second quarter of 2023 was 5.67%, an increase of 225 bps from 3.42% for the second quarter of 2022. The yield on average interest-earning assets for the first half of 2023 was 5.59%, an increase of 239 bps from 3.20% for the first half of 2022. The year-over-year increases in the yield on average interest-earning assets primarily resulted from rising benchmark interest rates.

Average Total Loans and Yields
$44.63
$48.85
$43.38
$48.50
3.95%
6.33%
5.16%
0.93%
3.80%
6.24%
4.92%
0.61%
QTD 2Q22
QTD 2Q23
YTD 2Q22
YTD 2Q23
Average Loans ($ in billions)
Yield on Average Total Loans
Average Fed Funds Rate

The average loan yield for the second quarter of 2023 was 6.33%, an increase of 238 bps from 3.95% for the second quarter of 2022. The average loan yield for the first half of 2022 was 6.24%, an increase of 244 bps from 3.80% for the first half of 2022. The changes in the average loan yield reflected the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 61% and 63% of loans held-for-investment were variable-rate as of June 30, 2023 and 2022, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $54.28 billion for the second quarter of 2023, which increased $155.0 million from $54.13 billion for the second quarter of 2022. For the first half of 2023, average deposits were $54.62 billion, an increase of $539.7 million or 1% from $54.08 billion for the first half of 2022. Average noninterest-bearing deposits were $16.93 billion for the second quarter of 2023, a decrease of $6.96 billion or 29% from $23.89 billion for the second quarter of 2022. For the first half of 2023, average noninterest-bearing deposits were $18.31 billion, a decrease of $5.35 billion or 23% from $23.66 billion for the first half of 2022. Average noninterest-bearing deposits made up 31% and 44% of average deposits for the second quarters of 2023 and 2022, respectively, and 34% and 44% for the first halves of 2023 and 2022, respectively.

The average cost of deposits was 2.12% for the second quarter of 2023, a 195 bps increase from 0.17% for the second quarter of 2022. The average cost of interest-bearing deposits was 3.09% for the second quarter of 2023, a 279 bps increase from 0.30% for the second quarter of 2022. The average cost of deposits was 1.86% for the first half of 2023, a 173 bps increase from 0.13% for the first half of 2022. The average cost of interest-bearing deposits was 2.80% for the first half of 2023, a 256 bps increase from 0.24% for the first half of 2022. The year-over-year increases primarily reflected higher rates paid on time deposits, money market and checking deposits in response to the rising interest rate environment.

The average cost of funds calculation includes deposits, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, assets sold under repurchase agreements (“repurchase agreements”), and long-term debt. For the second quarter of 2023, the average cost of funds was 2.31%, a 211 bps increase from 0.20% for the second quarter of 2022. For the first half of 2023, the average cost of funds was 2.01%, a 185 bps increase from 0.16% for the first half of 2022. The increases in both periods were mainly driven by the increased cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,247,755	$60,995	4.66%	$2,797,711	$4,787	0.69%
Resale agreements	641,939	3,969	2.48%	1,641,723	8,553	2.09%
Available-for-sale (“AFS”) debt securities (2)(3)	6,257,397	56,292	3.61%	6,503,677	33,438	2.06%
Held-to-maturity (“HTM”) debt securities (2)	2,983,780	12,678	1.70%	3,021,239	12,738	1.69%
Loans (4)(5)	48,851,720	771,264	6.33%	44,626,488	439,416	3.95%
Restricted equity securities	78,978	936	4.75%	77,839	822	4.24%
Total interest-earning assets	$64,061,569	$906,134	5.67%	$58,668,677	$499,754	3.42%
Noninterest-earning assets:
Cash and due from banks	569,227			712,884
Allowance for loan losses	(619,868)			(545,489)
Other assets	3,486,439			3,396,769
Total assets	$67,497,367			$62,232,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$8,434,655	$49,571	2.36%	$6,712,890	$3,178	0.19%
Money market deposits	10,433,839	86,419	3.32%	12,319,930	8,892	0.29%
Savings deposits	2,200,124	3,963	0.72%	2,970,007	1,864	0.25%
Time deposits	16,289,320	147,524	3.63%	8,239,571	8,554	0.42%
Federal funds purchased and other short-term borrowings	4,500,566	49,032	4.37%	64,145	241	1.51%
FHLB advances	1	—	—%	138,960	559	1.61%
Repurchase agreements	15,579	211	5.43%	359,778	2,418	2.70%
Long-term debt and finance lease liabilities	152,760	2,668	7.01%	152,194	1,096	2.89%
Total interest-bearing liabilities	$42,026,844	$339,388	3.24%	$30,957,475	$26,802	0.35%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	16,926,937			23,887,452
Accrued expenses and other liabilities	2,102,590			1,705,487
Stockholders’ equity	6,440,996			5,682,427
Total liabilities and stockholders’ equity	$67,497,367			$62,232,841
Interest rate spread			2.43%			3.07%
Net interest income and net interest margin		$566,746	3.55%		$472,952	3.23%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $7.3 million and $20.3 million for the second quarters of 2023 and 2022, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $13.3 million and $11.4 million for the second quarters of 2023 and 2022, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first halves of 2023 and 2022:

	Six Months Ended June 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,353,658	$96,642	4.48%	$3,627,253	$8,047	0.45%
Resale agreements	665,229	8,472	2.57%	1,868,600	16,936	1.83%
AFS debt securities (2)(3)	6,183,522	109,489	3.57%	7,232,686	67,907	1.89%
HTM debt securities (2)	2,989,695	25,412	1.71%	2,497,811	20,936	1.69%
Loans (4)(5)	48,502,717	1,499,650	6.24%	43,376,398	816,526	3.80%
Restricted equity securities	84,852	1,975	4.69%	77,708	1,431	3.71%
Total interest-earning assets	$62,779,673	$1,741,640	5.59%	$58,680,456	$931,783	3.20%
Noninterest-earning assets:
Cash and due from banks	595,022			677,579
Allowance for loan losses	(611,358)			(544,423)
Other assets	3,548,733			3,183,144
Total assets	$66,312,070			$61,996,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,469,621	$72,745	1.96%	$6,680,657	$4,580	0.14%
Money market deposits	10,844,992	162,521	3.02%	12,614,994	12,095	0.19%
Savings deposits	2,317,702	7,632	0.66%	2,950,268	3,568	0.24%
Time deposits	15,674,457	261,373	3.36%	8,170,613	15,234	0.38%
Federal funds purchased and other short-term borrowings	2,666,249	57,857	4.38%	33,177	250	1.52%
FHLB advances	248,619	6,430	5.22%	149,431	1,137	1.53%
Repurchase agreements	60,931	1,263	4.18%	336,013	4,434	2.66%
Long-term debt and finance lease liabilities	152,591	5,212	6.89%	152,103	1,920	2.55%
Total interest-bearing liabilities	$39,435,162	$575,033	2.94%	$31,087,256	$43,218	0.28%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	18,310,770			23,661,355
Accrued expenses and other liabilities	2,253,266			1,486,067
Stockholders’ equity	6,312,872			5,762,078
Total liabilities and stockholders’ equity	$66,312,070			$61,996,756
Interest rate spread			2.65%			2.92%
Net interest income and net interest margin		$1,166,607	3.75%		$888,565	3.05%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $16.4 million and $43.8 million for the first halves of 2023 and 2022, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Include the accretion of net deferred loan fees and amortization of net premiums, which totaled $27.0 million and $23.8 million for the first halves of 2023 and 2022, respectively.

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

($ in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$56,208	$7,381	$48,827	$88,595	$1,927	$86,668
Resale agreements	(4,584)	(5,953)	1,369	(8,464)	(13,619)	5,155
AFS debt securities	22,854	(1,312)	24,166	41,582	(11,078)	52,660
HTM debt securities	(60)	(158)	98	4,476	4,177	299
Loans	331,848	45,009	286,839	683,124	106,131	576,993
Restricted equity securities	114	12	102	544	141	403
Total interest and dividend income	$406,380	$44,979	$361,401	$809,857	$87,679	$722,178
Interest-bearing liabilities:
Checking deposits	$46,393	$1,020	$45,373	$68,165	$604	$67,561
Money market deposits	77,527	(1,567)	79,094	150,426	(1,933)	152,359
Savings deposits	2,099	(593)	2,692	4,064	(911)	4,975
Time deposits	138,970	15,605	123,365	246,139	25,508	220,631
Federal funds purchased and other short-term borrowings	48,791	47,487	1,304	57,607	56,274	1,333
FHLB advances	(559)	(279)	(280)	5,293	1,147	4,146
Repurchase agreements	(2,207)	(3,453)	1,246	(3,171)	(4,851)	1,680
Long-term debt and finance lease liabilities	1,572	4	1,568	3,292	6	3,286
Total interest expense	$312,586	$58,224	$254,362	$531,815	$75,844	$455,971
Change in net interest income	$93,794	$(13,245)	$107,039	$278,042	$11,835	$266,207

Noninterest Income

The following table presents the components of noninterest income for the second quarters and first halves of 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Lending fees	$20,901	$20,142	4%	$41,487	$39,580	5%
Deposit account fees	22,285	22,372	(0)%	43,988	42,687	3%
Interest rate contracts and other derivative income	7,373	9,801	(25)%	9,937	20,934	(53)%
Foreign exchange income	13,251	11,361	17%	25,911	24,060	8%
Wealth management fees	6,889	6,539	5%	13,193	12,591	5%
Net (losses) gains on sales of loans	(7)	917	NM	(29)	3,839	NM
Net realized gains (losses) on AFS debt securities	—	28	NM	(10,000)	1,306	NM
Other investment income	4,003	4,863	(18)%	5,924	6,490	(9)%
Other income	3,936	2,421	63%	8,198	6,700	22%
Total noninterest income	$78,631	$78,444	0%	$138,609	$158,187	(12)%

NM — Not meaningful.

Noninterest income comprised 12% and 11% of total revenue for the second quarter and the first half of 2023, respectively, compared with 14% and 15% for the second quarter and the first half of 2022, respectively. Second quarter 2023 noninterest income was $78.6 million, compared with $78.4 million for the same period in 2022. Noninterest income for the first half of 2023 was $138.6 million, a decrease of $19.6 million or 12%, compared with $158.2 million for the same period in 2022. This decrease was primarily due to net realized losses on AFS debt securities and a decrease in interest rate contracts and other derivative income during the first half of 2023.

Interest rate contracts and other derivative income was $7.4 million for the second quarter of 2023, a decrease of $2.4 million or 25%, compared with $9.8 million for the same period in 2022. For the first half of 2023, interest rate contracts and other derivative income was $9.9 million, a decrease of $11.0 million or 53%, compared with $20.9 million for the same period in 2022. The decreases were primarily due to less favorable credit valuation adjustments, partially offset by an increase in transaction volume during the second quarter and first half of 2023.

Net realized losses on AFS debt securities of $10.0 million for the first half of 2023 were due to the write-off of an impaired subordinated debt security during the first quarter of 2023. In comparison, net realized gains on AFS debt securities were $917 thousand and $1.3 million for the second quarter and first half of 2022, respectively.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first halves of 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Compensation and employee benefits	$124,937	$113,364	10%	$254,591	$229,633	11%
Occupancy and equipment expense	16,088	15,469	4%	31,675	30,933	2%
Deposit insurance premiums and regulatory assessments	8,262	4,927	68%	16,172	9,644	68%
Deposit account expense	10,559	5,671	86%	20,168	10,364	95%
Data processing	3,213	3,486	(8)%	6,560	7,151	(8)%
Computer software expense	7,479	6,572	14%	14,839	13,866	7%
Other operating expense	35,337	32,392	9%	70,207	55,840	26%
Amortization of tax credit and other investments	55,914	14,979	273%	66,024	28,879	129%
Total noninterest expense	$261,789	$196,860	33%	$480,236	$386,310	24%

Second quarter 2023 noninterest expense was $261.8 million, an increase of $64.9 million or 33%, compared with $196.9 million for the same period in 2022. For the first half of 2023, noninterest expense was $480.2 million, an increase of $93.9 million or 24%, compared with $386.3 million for the same period in 2022. The increases in both the second quarter and the first half of 2023, were primarily due to higher amortization of tax credit and other investments, compensation and employee benefits, other operating expense, deposit account expense and deposit insurance premiums and regulatory assessments.

Compensation and employee benefits were $124.9 million for the second quarter of 2023, an increase of $11.6 million or 10%, compared with $113.4 million for the same period in 2022. For the first half of 2023, compensation and employee benefits were $254.6 million, an increase of $25.0 million or 11%, compared with $229.6 million for the first half of 2022. These increases were primarily due to staffing growth and the year-over-year change in deferred loan costs.

Deposit insurance premiums and regulatory assessments were $8.3 million for the second quarter of 2023, an increase of $3.3 million or 68%, compared with $4.9 million for the same period in 2022. For the first half of 2023, deposit insurance premiums and regulatory assessments were $16.2 million, an increase of $6.5 million or 68%, compared with $9.6 million for the same period in 2022. These increases were primarily due to a two bps increase in the base deposit insurance assessment rate under the FDIC’s Amended Restoration Plan.

Deposit account expense was $10.6 million for the second quarter of 2023, an increase of $4.9 million or 86%, compared with $5.7 million for the same period in 2022. For the first half of 2023, deposit account expense was $20.2 million, an increase of $9.8 million or 95%, compared with $10.4 million for the same period in 2022. These increases were primarily due to an increase in deposit referral fees which were driven by higher interest rates.

Other operating expense was $35.3 million for the second quarter of 2023, an increase of $2.9 million or 9%, compared with $32.4 million for the same period in 2022. For the first half of 2023, other operating expense was $70.2 million, an increase of $14.4 million or 26%, compared with $55.8 million for the same period in 2022. These increases were primarily due to higher interest expense on cash collateral and corporate expenses, partially offset by a reduction in foreclosure expenses.

Amortization of tax credit and other investments was $55.9 million for the second quarter of 2023, an increase of $40.9 million or 273%, compared with $15.0 million for the same period in 2022. For the first half of 2023, amortization of tax credit and other investments was $66.0 million, an increase of $37.1 million or 129%, compared with $28.9 million for the same period in 2022. The year-over-year changes were largely due to the timing of investments that closed.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Income before income taxes	$357,588	$341,036	5%	$778,980	$638,942	22%
Income tax expense	$45,557	$82,707	(45)%	$144,510	$142,961	1%
Effective tax rate	12.7%	24.3%		18.6%	22.4%

Second quarter 2023 income tax expense was $45.6 million and the effective tax rate was 12.7%, compared with second quarter 2022 income tax expense of $82.7 million and an effective tax rate of 24.3%. For the first half of 2023, income tax expense was $144.5 million and the effective tax rate was 18.6%, compared with income tax expense of $143.0 million and an effective tax rate of 22.4% for the same period in 2022. The decrease in income tax expense for the second quarter 2023 compared with the year-ago period was primarily due to renewable energy tax credit investments that closed during the quarter. The increase in income tax expense for the first half of 2023 compared with the first half of 2022 was primarily due to a higher level of pretax income in the first half of 2023. The year-over-year decreases in the effective tax rate were primarily due to the aforementioned tax credit investments that closed during the second quarter of 2023.

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

The following tables present the results by operating segment for the periods indicated:

	Three Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
($ in thousands)	2023	2022	2023	2022	2023	2022
Total revenue (loss)	$334,642	$312,757	$305,578	$278,996	$5,157	$(40,357)
Provision for credit losses	5,524	2,898	20,476	10,602	—	—
Noninterest expense	107,027	94,295	88,333	81,023	66,429	21,542
Segment income (loss) before income taxes	222,091	215,564	196,769	187,371	(61,272)	(61,899)
Segment net income (loss)	$156,853	$153,549	$139,030	$133,861	$16,148	$(29,081)

($ in thousands)	Six Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2023	2022	2023	2022	2023	2022
Total revenue (loss)	$664,886	$551,170	$585,900	$536,150	$54,430	$(40,568)
Provision for credit losses	20,536	6,002	25,464	15,498	—	—
Noninterest expense	220,850	190,390	175,581	154,418	83,805	41,502
Segment income (loss) before income taxes	423,500	354,778	384,855	366,234	(29,375)	(82,070)
Segment net income (loss)	$299,100	$252,713	$273,487	$261,368	$61,883	$(18,100)

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

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$307,522	$284,373	$23,149	8%
Noninterest income	27,120	28,384	(1,264)	(4)%
Total revenue	334,642	312,757	21,885	7%
Provision for credit losses	5,524	2,898	2,626	91%
Noninterest expense	107,027	94,295	12,732	14%
Segment income before income taxes	222,091	215,564	6,527	3%
Income tax expense	65,238	62,015	3,223	5%
Segment net income	$156,853	$153,549	$3,304	2%
Average loans	$17,622,260	$15,314,974	$2,307,286	15%
Average deposits	$33,265,827	$33,429,541	$(163,714)	(0) %

($ in thousands)	Six Months Ended June 30,
			Change from 2022
	2023	2022	$	%
Net interest income before provision for credit losses	$611,764	$497,587	$114,177	23%
Noninterest income	53,122	53,583	(461)	(1)%
Total revenue	664,886	551,170	113,716	21%
Provision for credit losses	20,536	6,002	14,534	242%
Noninterest expense	220,850	190,390	30,460	16%
Segment income before income taxes	423,500	354,778	68,722	19%
Income tax expense	124,400	102,065	22,335	22%
Segment net income	$299,100	$252,713	$46,387	18%
Average loans	$17,368,001	$14,962,667	$2,405,334	16%
Average deposits	$33,555,330	$33,272,553	$282,777	1%

Consumer and Business Banking segment net income increased $3.3 million or 2% year-over-year to $156.9 million for the second quarter of 2023, and $46.4 million or 18% year-over-year to $299.1 million for the first half of 2023. The increases in both periods were primarily driven by an increase in net interest income, partially offset by higher noninterest expense, income tax, and provision for credit losses. Net interest income before provision for credit losses increased $23.1 million or 8% year-over-year to $307.5 million for the second quarter of 2023, and $114.2 million or 23% year-over-year to $611.8 million for the first half of 2023. The increases in both periods were primarily driven by higher deposit FTP credits due to the year-over-year increase in market rates. Provision for credit losses increased $2.6 million or 91% year-over-year to $5.5 million for the second quarter of 2023, and $14.5 million or 242% year-over-year to $20.5 million for the first half of 2023. These increases in both periods were primarily due to the current economic outlook as well as residential mortgage loan growth. Noninterest expense increased $12.7 million or 14% year-over-year to $107.0 million for the second quarter of 2023, and $30.5 million or 16% year-over-year to $220.9 million for the first half of 2023. The increases in both periods primarily reflected higher compensation and employee benefits expense and allocated corporate overhead expenses.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$263,040	$230,964	$32,076	14%
Noninterest income	42,538	48,032	(5,494)	(11)%
Total revenue	305,578	278,996	26,582	10%
Provision for credit losses	20,476	10,602	9,874	93%
Noninterest expense	88,333	81,023	7,310	9%
Segment income before income taxes	196,769	187,371	9,398	5%
Income tax expense	57,739	53,510	4,229	8%
Segment net income	$139,030	$133,861	$5,169	4%
Average loans	$31,229,460	$29,311,514	$1,917,946	7%
Average deposits	$16,788,456	$17,539,067	$(750,611)	(4)%

($ in thousands)	Six Months Ended June 30,
			Change from 2022
	2023	2022	$	%
Net interest income before provision for credit losses	$499,763	$439,041	$60,722	14%
Noninterest income	86,137	97,109	(10,972)	(11)%
Total revenue	585,900	536,150	49,750	9%
Provision for credit losses	25,464	15,498	9,966	64%
Noninterest expense	175,581	154,418	21,163	14%
Segment income before income taxes	384,855	366,234	18,621	5%
Income tax expense	111,368	104,866	6,502	6%
Segment net income	$273,487	$261,368	$12,119	5%
Average loans	$31,134,716	$28,413,731	$2,720,985	10%
Average deposits	$17,034,343	$17,637,251	$(602,908)	(3)%

Commercial Banking segment net income increased $5.2 million or 4% year-over-year to $139.0 million for the second quarter of 2023, and $12.1 million or 5% year-over-year to $273.5 million for the first half of 2023. The increases in both periods reflected a growth in net interest income, partially offset by higher provision for credit losses and noninterest expense and lower noninterest income. Net interest income before provision for credit losses increased $32.1 million or 14% year-over-year to $263.0 million for the second quarter of 2023, and $60.7 million or 14% year-over-year to $499.8 million for the first half of 2023. The increases were primarily due to higher loan interest income from commercial loan growth and higher deposit FTP credits due to the year-over-year increase in market rates. Noninterest income decreased $5.5 million or 11% year-over-year to $42.5 million for the second quarter of 2023, mainly due to a decrease in foreign exchange income. Noninterest income decreased $11.0 million or 11% year-over-year to $86.1 million for the first half of 2023, mainly due to a decrease in interest rate contracts and other derivative income. Provision for credit losses increased $9.9 million or 93% year-over-year to $20.5 million for the second quarter of 2023, and $10.0 million or 64% year-over-year to $25.5 million for the first half of 2023, primarily driven by the current economic outlook as well as commercial loan growth. Noninterest expense increased $7.3 million or 9% year-over-year to $88.3 million for the second quarter of 2023, and $21.2 million or 14% year-over-year to $175.6 million for the first half of 2023, primarily due to higher compensation and employee benefits, deposit account expense and allocated corporate overhead expenses.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest loss before provision for credit losses	$(3,816)	$(42,385)	$38,569	91%
Noninterest income	8,973	2,028	6,945	342%
Total revenue (loss)	5,157	(40,357)	45,514	113%
Noninterest expense	66,429	21,542	44,887	208%
Segment loss before income taxes	(61,272)	(61,899)	627	1%
Income tax benefit	(77,420)	(32,818)	(44,602)	136%
Segment net income (loss)	$16,148	$(29,081)	$45,229	156%
Average deposits	$4,230,592	$3,161,242	$1,069,350	34%

($ in thousands)	Six Months Ended June 30,
			Change from 2022
	2023	2022	$	%
Net interest income (loss) before provision for credit losses	$55,080	$(48,063)	$103,143	215%
Noninterest (loss) income	(650)	7,495	(8,145)	(109)%
Total revenue (loss)	54,430	(40,568)	94,998	234%
Noninterest expense	83,805	41,502	42,303	102%
Segment loss before income taxes	(29,375)	(82,070)	52,695	64%
Income tax benefit	(91,258)	(63,970)	(27,288)	43%
Segment net income (loss)	$61,883	$(18,100)	$79,983	442%
Average deposits	$4,027,869	$3,168,083	$859,786	27%

The Other segment reported segment loss before income taxes of $61.3 million and segment net income of $16.1 million, reflecting an income tax benefit of $77.4 million, for the second quarter of 2023. The decrease in segment loss before income taxes was primarily due to lower net interest loss and higher noninterest income, partially offset by higher noninterest expense. For the first half of 2023, the Other segment reported segment loss before income taxes of $29.4 million and segment net income of $61.9 million, reflecting an income tax benefit of $91.3 million. The decrease in segment loss before income taxes was primarily driven by higher net interest income, partially offset by an increase in noninterest expense. The $38.6 million decrease in net interest loss before provision for credit losses for the second quarter of 2023 and $103.1 million increase in net interest income before provision for credit losses for the first half of 2023 were primarily driven by an increase in interest income from investments due to a higher yield on interest-bearing cash and deposits with banks and debt securities. Noninterest income increased $6.9 million for the second quarter of 2023, mainly due to an increase in foreign exchange income, and decreased $8.1 million for the first half of 2023, primarily due to a write-off of an impaired subordinated debt security in the first quarter of 2023. Noninterest expense increased $44.9 million for the second quarter of 2023, and $42.3 million for the first half of 2023, primarily due to higher amortization of tax credits and other investments as a result of tax credit investments closed in the second quarter of 2023. This also contributed to higher income tax benefit in both the second quarter and first half of 2023.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of June 30, 2023 and December 31, 2022, and by credit ratings as of June 30, 2023:

	June 30, 2023			December 31, 2022			Ratings as of June 30, 2023 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$779,973	$711,706	12%	$676,306	$606,203	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	514,594	460,084	8%	517,806	461,607	8%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,519,765	2,200,014	37%	2,588,446	2,262,464	37%	100%	—%	—%	—%	—%
Municipal securities	304,204	263,873	4%	303,884	257,099	4%	97%	—%	—%	—%	3%
Non-agency mortgage-backed securities	1,148,557	992,625	17%	1,209,714	1,047,553	17%	81%	—%	—%	—%	19%
Corporate debt securities	653,502	485,750	7%	673,502	526,274	9%	—%	32%	65%	3%	—%
Foreign government bonds	236,392	224,766	4%	241,165	227,053	4%	48%	52%	—%	—%	—%
Asset-backed securities	46,332	44,875	1%	51,152	49,076	1%	100%	—%	—%	—%	—%
Collateralized loan obligations	617,250	603,565	10%	617,250	597,664	10%	96%	4%	—%	—%	—%
Total AFS debt securities	$6,820,569	$5,987,258	100%	$6,879,225	$6,034,993	100%	86%	5%	5%	—%	4%
HTM debt securities:
U.S. Treasury securities	$526,794	$474,137	19%	$524,081	$471,469	19%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,000,415	797,871	33%	998,972	789,412	32%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,259,425	1,019,026	42%	1,289,106	1,042,310	43%	100%	—%	—%	—%	—%
Municipal securities	189,299	149,450	6%	189,709	151,980	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,975,933	$2,440,484	100%	$3,001,868	$2,455,171	100%	100%	—%	—%	—%	—%
Total debt securities	$9,796,502	$8,427,742		$9,881,093	$8,490,164

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

As of June 30, 2023, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.9 and 7.7, respectively, compared with 4.1 and 8.0, respectively, as of December 31, 2022. The modest decreases in both the AFS and HTM effective durations were due to the reduction in variation of optionality under the current interest rate environment.

Available-for-Sale Debt Securities

The fair value of the AFS debt securities portfolio totaled $5.99 billion as of June 30, 2023, a decrease of $47.7 million or 1% from $6.03 billion as of December 31, 2022. The decrease was primarily due to maturities and paydowns, partially offset by purchases of U.S. Treasury securities. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $833.3 million as of June 30, 2023, compared with $844.2 million as of December 31, 2022.

As of June 30, 2023 and December 31, 2022, 96% and 97%, respectively, of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2023 and December 31, 2022. There was no allowance for credit losses provided against the AFS debt securities as of each of June 30, 2023 and December 31, 2022. Additionally, there were no credit losses recognized in earnings for both the second quarters and first halves of 2023 and 2022.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both June 30, 2023 and December 31, 2022.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of commercial and industrial (“C&I”), CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $49.83 billion as of June 30, 2023, an increase of $1.63 billion or 3% from $48.20 billion as of December 31, 2022. This growth was primarily driven by increases of $849.3 million or 4% in total CRE loans and $825.9 million or 6% in total residential mortgage loans. The composition of the loan portfolio as of June 30, 2023 was similar to the composition as of December 31, 2022.

The following table presents the composition of the Company’s total loan portfolio by loan type as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$15,670,084	31%	$15,711,095	33%
CRE:
CRE	14,373,385	29%	13,857,870	29%
Multifamily residential	4,764,180	9%	4,573,068	9%
Construction and land	781,068	2%	638,420	1%
Total CRE	19,918,633	40%	19,069,358	39%
Total commercial	35,588,717	71%	34,780,453	72%
Consumer:
Residential mortgage:
Single-family residential	12,308,613	25%	11,223,027	23%
HELOCs	1,862,928	4%	2,122,655	5%
Total residential mortgage	14,171,541	29%	13,345,682	28%
Other consumer	68,106	0%	76,295	0%
Total consumer	14,239,647	29%	13,421,977	28%
Total loans held-for-investment (1)	49,828,364	100%	48,202,430	100%
Allowance for loan losses	(635,400)		(595,645)
Loans held-for-sale (2)	2,830		25,644
Total loans, net	$49,195,794		$47,632,429

(1)Includes $74.0 million and $70.4 million comprising unamortized deferred and unearned fees, net of premiums as of June 30, 2023 and December 31, 2022, respectively.
(2)Consists of C&I loans as of both June 30, 2023 and December 31, 2022.

Commercial

The commercial loan portfolio comprised 71% of total loans as of June 30, 2023, compared with 72% as of December 31, 2022. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $23.91 billion as of June 30, 2023, an increase of $1.13 billion or 5% from $22.78 billion as of December 31, 2022. Total C&I loans were $15.67 billion as of June 30, 2023, a decrease of $41.0 million or 0.3% from $15.71 billion as of December 31, 2022, with a utilization rate of 66% as of June 30, 2023, compared with 69% as of December 31, 2022. Total C&I loans made up 31% and 33% of total loans held-for-investment as of June 30, 2023 and December 31, 2022, respectively. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $788.6 million and $855.9 million as of June 30, 2023 and December 31, 2022, respectively. The majority of the C&I loans had variable interest rates as of both June 30, 2023 and December 31, 2022.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Private equity	$2,450,919	16%	Private equity	$2,238,723	14%
Media & entertainment	1,848,479	12%	Media & entertainment	1,841,719	12%
Real estate investment & management	1,331,558	8%	Real estate investment & management	1,272,169	8%
General manufacturing & wholesale	993,604	6%	General manufacturing & wholesale	1,091,933	7%
Infrastructure & clean energy	873,828	6%	Infrastructure & clean energy	820,095	5%
Tech & telecom	614,839	4%	Food production & distribution	738,636	5%
Hospitality & leisure	594,313	4%	Tech & telecom	618,719	4%
Food production & distribution	594,213	4%	Hospitality & leisure	562,234	4%
Oil & gas	534,951	3%	Oil & gas	519,784	3%
Healthcare services	423,734	3%	Consumer goods	425,214	3%
All other C&I	5,409,646	34%	All other C&I	5,581,869	35%
Total C&I	$15,670,084	100%	Total C&I	$15,711,095	100%

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $19.92 billion as of June 30, 2023, which grew $849.3 million or 4% from $19.07 billion as of December 31, 2022, and accounted for 40% of total loans held-for-investment as of June 30, 2023, compared with 39% as of December 31, 2022. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The increase in total CRE loans was driven by well-diversified growth across our major property types, partially offset by a decrease in office CRE loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including: property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $2.9 million as of June 30, 2023, compared with $2.8 million as of December 31, 2022. The following table summarizes the Company’s total CRE loans by property type as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$4,764,180	24%	$4,573,067	24%
Retail (1)	4,203,130	21%	4,075,769	22%
Industrial (1)	3,798,162	19%	3,617,086	19%
Office (1)	2,353,550	12%	2,522,554	13%
Hotel (1)	2,249,020	11%	2,085,910	11%
Healthcare (1)	843,825	4%	796,577	4%
Construction and land	781,068	4%	638,420	3%
Other (1)	925,698	5%	759,975	4%
Total CRE loans	$19,918,633	100%	$19,069,358	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 51% as of both June 30, 2023 and December 31, 2022. Weighted average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 90% of total CRE loans had an LTV ratio of 65% or lower as of both June 30, 2023 and December 31, 2022.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2023 and December 31, 2022. The distribution of the total CRE loan portfolio reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	June 30, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,372,267	51%	$2,290,962	48%	$280,881	36%	$9,944,110	50%
Northern California	2,712,476	19%	933,360	20%	266,151	34%	3,911,987	20%
California	10,084,743	70%	3,224,322	68%	547,032	70%	13,856,097	70%
Texas	1,158,735	8%	443,373	9%	16,693	2%	1,618,801	8%
New York	702,765	5%	224,769	5%	87,468	11%	1,015,002	5%
Washington	467,229	3%	170,163	4%	18,188	2%	655,580	3%
Arizona	345,760	2%	107,549	2%	18,705	3%	472,014	2%
Nevada	205,742	2%	108,331	2%	29,516	4%	343,589	2%
Other markets	1,408,411	10%	485,673	10%	63,466	8%	1,957,550	10%
Total loans	$14,373,385	100%	$4,764,180	100%	$781,068	100%	$19,918,633	100%

	December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,233,902	52%	$2,215,632	48%	$222,425	35%	$9,671,959	51%
Northern California	2,798,840	20%	890,002	20%	235,732	37%	3,924,574	20%
California	10,032,742	72%	3,105,634	68%	458,157	72%	13,596,533	71%
Texas	1,150,401	8%	410,872	9%	2,153	0%	1,563,426	8%
New York	682,096	5%	221,253	5%	99,595	16%	1,002,944	5%
Washington	449,423	3%	173,611	4%	15,557	2%	638,591	3%
Arizona	291,114	2%	95,460	2%	297	0%	386,871	2%
Nevada	159,092	1%	108,060	2%	30,673	5%	297,825	2%
Other markets	1,093,002	9%	458,178	10%	31,988	5%	1,583,168	9%
Total loans	$13,857,870	100%	$4,573,068	100%	$638,420	100%	$19,069,358	100%

As 70% and 71% of total CRE loans were concentrated in California as of June 30, 2023 and December 31, 2022, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2022 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.37 billion as of June 30, 2023, compared with $13.86 billion as of December 31, 2022, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of June 30, 2023, 63% of our CRE portfolio was variable rate, of which 49% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 65% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both June 30, 2023 and December 31, 2022. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.76 billion as of June 30, 2023, compared with $4.57 billion as of December 31, 2022, and accounted for 9% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of June 30, 2023, 56% of our multifamily residential loan portfolio was variable rate, of which 37% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 57% of our multifamily residential loan portfolio was variable rate, of which 34% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $781.1 million as of June 30, 2023, compared with $638.4 million as of December 31, 2022, and accounted for 2% and 1% of total loans held-for-investment as of June 30, 2023 and December 31, 2022, respectively. Construction loan exposure was made up of $652.5 million in loans outstanding, plus $753.5 million in unfunded commitments as of June 30, 2023, compared with $536.8 million in loans outstanding, plus $611.4 million in unfunded commitments as of December 31, 2022. Land loans totaled $128.6 million as of June 30, 2023, compared with $101.7 million as of December 31, 2022.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of June 30, 2023 and December 31, 2022. The average total residential loan size was $435 thousand and $434 thousand as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,530,084	37%	$857,601	46%	$5,387,685	38%
Northern California	1,477,224	12%	411,340	22%	1,888,564	13%
California	6,007,308	49%	1,268,941	68%	7,276,249	51%
New York	4,175,125	34%	256,468	14%	4,431,593	31%
Washington	676,043	5%	205,021	11%	881,064	6%
Massachusetts	340,553	3%	78,281	4%	418,834	3%
Georgia	371,723	3%	18,692	1%	390,415	3%
Texas	383,937	3%	—	—%	383,937	3%
Nevada	337,639	3%	34,029	2%	371,668	3%
Other markets	16,285	0%	1,496	0%	17,781	0%
Total	$12,308,613	100%	$1,862,928	100%	$14,171,541	100%
Lien priority:
First mortgage	$12,308,613	100%	$1,497,050	80%	$13,805,663	97%
Junior lien mortgage	—	—%	365,878	20%	365,878	3%
Total	$12,308,613	100%	$1,862,928	100%	$14,171,541	100%

	December 31, 2022
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,142,623	37%	$959,632	45%	$5,102,255	38%
Northern California	1,294,721	11%	492,921	23%	1,787,642	14%
California	5,437,344	48%	1,452,553	68%	6,889,897	52%
New York	3,964,779	35%	286,285	14%	4,251,064	32%
Washington	632,892	6%	236,434	11%	869,326	7%
Massachusetts	299,051	3%	85,590	4%	384,641	3%
Georgia	303,615	3%	21,493	1%	325,108	2%
Texas	316,771	3%	—	—%	316,771	2%
Nevada	253,702	2%	40,300	2%	294,002	2%
Other markets	14,873	0%	—	—%	14,873	0%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%
Lien priority:
First mortgage	$11,223,027	100%	$1,770,741	83%	$12,993,768	97%
Junior lien mortgage	—	—%	351,914	17%	351,914	3%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $12.31 billion or 25% of total loans held-for-investment as of June 30, 2023, compared with $11.22 billion or 23% of total loans held-for-investment as of December 31, 2022. Single-family residential loans increased $1.09 billion or 10% from December 31, 2022, primarily driven by organic growth in mortgages and residential properties in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both June 30, 2023 and December 31, 2022. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 53% as of both dates. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.39 billion as of June 30, 2023, a decrease of $108.0 million or 2% from $5.50 billion, with a utilization rate of 35% as of June 30, 2023, compared with 39% as of December 31, 2022. A majority of unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.86 billion or 4% of total loans held-for-investment as of June 30, 2023, compared with $2.12 billion or 5% of total loans held-for-investment as of December 31, 2022. HELOCs outstanding decreased $259.7 million or 12% from December 31, 2022. The Company was in a first lien position for 80% and 83% of total outstanding HELOCs as of June 30, 2023 and December 31, 2022, respectively. The weighted-average LTV ratio was 48% on HELOC commitments as of June 30, 2023, compared with 49% as of December 31, 2022. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. For junior lien home equity loans, combined LTV ratios are used for junior lien home equity products. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both June 30, 2023 and December 31, 2022.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$594,333	1%	$911,784	1%
Interest-bearing deposits with banks	$—	—%	$28,772	0%
AFS debt securities (1)	$388,170	1%	$281,804	0%
Loans held-for-investment (2)	$890,249	1%	$968,450	2%
Total assets	$1,887,598	3%	$2,212,606	3%
Subsidiary bank in China:
Cash and cash equivalents	$677,828	1%	$556,656	1%
AFS debt securities (3)	$117,821	0%	$122,053	0%
Loans held-for-investment (2)	$1,216,970	2%	$1,170,437	2%
Total assets	$2,006,969	3%	$1,836,811	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both June 30, 2023 and December 31, 2022.
(2)Primarily comprised of C&I loans as of both June 30, 2023 and December 31, 2022.
(3)Comprised of foreign government bonds as of both June 30, 2023 and December 31, 2022.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarters and first halves of 2023 and 2022:

($ in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$12,255	2%	$10,768	2%	$27,573	2%	$18,109	2%
Subsidiary Bank in China:
Total revenue	$11,425	2%	$11,236	2%	$19,310	1%	$19,036	2%

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

The Company’s stockholders’ equity was $6.46 billion as of June 30, 2023, an increase of $477.1 million or 8% from $5.98 billion as of December 31, 2022. The increase in the Company’s stockholders’ equity was primarily due to $634.5 million of net income, partially offset by $137.0 million of common dividends declared. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $45.67 as of June 30, 2023, an increase of 8% from $42.46 per share as of December 31, 2022, primarily as a result of the factors described above. Tangible book value per share was $42.33 as of June 30, 2023, compared with $39.10 as of December 31, 2022. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly common stock cash dividend of $0.48 and $0.40 per share during the second quarters of 2023 and 2022, respectively. In July 2023, the Company’s Board of Directors declared third quarter 2023 cash dividend of $0.48 per share. The dividend is payable on August 15, 2023, to stockholders of record as of August 1, 2023.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funding as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$16,741,099	30%	$21,051,090	38%	$(4,309,991)	(20)%
Interest-bearing checking	8,348,587	15%	6,672,165	12%	1,676,422	25%
Money market	11,486,473	21%	12,265,024	22%	(778,551)	(6)%
Savings	2,102,850	4%	2,649,037	4%	(546,187)	(21)%
Time deposits	16,979,777	30%	13,330,533	24%	3,649,244	27%
Total deposits	$55,658,786	100%	$55,967,849	100%	$(309,063)	(1)%
Other Funds:
Short-term borrowings	$4,500,000	97%	$—	—%	$4,500,000	100%
Repurchase agreements	—	—%	300,000	67%	(300,000)	(100)%
Long-term debt	148,097	3%	147,950	33%	147	0%
Total other funds	$4,648,097	100%	$447,950	100%	$4,200,147	NM
Total sources of funds	$60,306,883		$56,415,799		$3,891,084	7%

NM — Not meaningful.

Deposits

The Company offers a wide variety of deposit products to consumer and commercial customers. To provide a stable and low-cost source of funding and liquidity, the Company’s strategy is to grow and retain relationship-based deposits. Total deposits were $55.66 billion as of June 30, 2023, a decrease of $309.1 million or 1% from $55.97 billion as of December 31, 2022. The decrease in deposits was primarily due to a decrease in noninterest-bearing demand accounts, which was partially offset by increases in time deposits and interest-bearing checking. The growth in time deposits and interest-bearing checking reflected customers seeking higher yields in a rising interest rate environment. Noninterest-bearing demand deposits comprised 30% and 38% of total deposits as of June 30, 2023 and December 31, 2022, respectively.

Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit. The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call report were $25.74 billion and $31.04 billion as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the Company’s uninsured deposits information as of June 30, 2023 and December 31, 2022, after certain adjustments:

($ in thousands)		June 30, 2023	December 31, 2022
Uninsured deposits, per regulatory reporting requirements		$25,738,814	$31,036,311
Less: Collateralized deposits		(3,866,970)	(3,776,344)
Affiliate deposits		(400,340)	(351,181)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$21,471,504	$26,908,786

Total domestic deposits	(b)	$53,153,055	$53,225,764
Uninsured deposits, excluding collateralized and affiliate deposits ratio	(a) / (b)	40%	51%

Our deposit base is seasoned, stable and well-diversified. We offer our customers an insured cash sweep (“ICS”) product that allows customers to insure deposits above FDIC insurance limits. During the first half of 2023, we have seen an increase in the demand for the ICS product by our customers. The Company’s domestic uninsured deposits, excluding collateralized and affiliate deposits ratio improved to 40% as of June 30, 2023, compared with 51% as of December 31, 2022. Management believes that presenting uninsured deposits excluding collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that the collateralized deposits are secured, and the affiliate deposits are not customer-facing and eliminate in consolidation.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity at Item 2. MD&A — Liquidity Risk Management — Liquidity in this Form 10-Q.

Other Sources of Funding

The Company had $4.50 billion of short-term borrowings outstanding as of June 30, 2023, consisting of funds borrowed from the BTFP in March 2023. These borrowings were more cost effective than other borrowing sources and have a positive carry as cash placed at the Federal Reserve Bank. There were no short-term borrowings outstanding as of December 31, 2022. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the BTFP and the Company’s related borrowings.

Repurchase agreements were $300.0 million as of December 31, 2022. During the first half of 2023, the Company recorded $3.9 million of charges related to the extinguishment of the $300.0 million of repurchase agreements. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

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

The Company adopted Accounting Standards Update 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of June 30, 2023 reflect a delay of 50% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2023 and December 31, 2022 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2023		December 31, 2022
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	13.2%	12.9%	12.7%	12.5%	4.5%	7.0%	6.5%
Tier 1 capital (1)	13.2%	12.9%	12.7%	12.5%	6.0%	8.5%	8.0%
Total capital	14.6%	14.1%	14.0%	13.5%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.0%	9.9%	9.8%	9.7%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply only to the Bank since there is no Common Equity Tier 1 capital component or Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both June 30, 2023 and December 31, 2022, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $51.70 billion as of June 30, 2023, an increase of $1.66 billion from $50.04 billion as of December 31, 2022. The increase in the risk-weighted assets was primarily due to residential mortgage and CRE loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, capital, market, operational, compliance, legal, strategic, technology and reputational.

The Risk Oversight Committee of the Board of Directors monitors the ERM program through identified risk categories and provides oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to manage and reduce the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit function and Independent Asset Review (“IAR”). Internal Audit and IAR provide assurance and evaluate the effectiveness of risk management, control and governance processes as established by the Company. Reporting directly to the Board’s Audit Committee, Internal Audit maintains organizational independence and objectivity. Further discussion and analysis of certain primary risk areas are detailed in the following subsections of Risk Management.

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

The Risk Oversight Committee has primary oversight responsibility for identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and concentration limits, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. Reporting directly to the Board’s Risk Oversight Committee, the IAR function provides additional support to the Company’s strong credit risk management culture by providing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and audit monitoring process.

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

The following table presents the Company’s criticized loans as of June 30, 2023 and December 31, 2022:

				Change
($ in thousands)	June 30, 2023	December 31, 2022		$	%
Criticized loans:
Special mention loans	$330,741	$468,471		$(137,730)	(29)%
Classified loans (1)	481,051	427,509		53,542	13%
Total criticized loans	$811,792	$895,980	(2)	$(84,188)	(9)%

Special mention loans to loans held-for-investment	0.66%	0.97%
Classified loans to loans held-for-investment	0.97%	0.89%
Criticized loans to loans held-for-investment	1.63%	1.86%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $115.5 million or 0.17% of total assets as of June 30, 2023, an increase of $15.7 million or 16%, compared with $99.8 million or 0.16% of total assets as of December 31, 2022.

The following table presents nonperforming assets information as of June 30, 2023 and December 31, 2022:

			Change
($ in thousands)	June 30, 2023	December 31, 2022	$	%
Commercial:
C&I	$61,879	$50,428	$11,451	23%
CRE:
CRE	15,895	23,244	(7,349)	(32)%
Multifamily residential	4,703	169	4,534	NM
Total CRE	20,598	23,413	(2,815)	(12)%
Consumer:
Residential mortgage:
Single-family residential	21,981	14,240	7,741	54%
HELOCs	11,051	11,346	(295)	(3)%
Total residential mortgage	33,032	25,586	7,446	29%
Other consumer	24	99	(75)	(76)%
Total nonaccrual loans	115,533	99,526	16,007	16%
OREO, net	—	270	(270)	(100)%
Total nonperforming assets	$115,533	$99,796	$15,737	16%
Nonperforming assets to total assets	0.17%	0.16%
Nonaccrual loans to loans held-for-investment	0.23%	0.21%
Allowance for loan losses to nonaccrual loans	549.97%	598.48%

NM — Not meaningful.

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

Nonaccrual loans were $115.5 million as of June 30, 2023, an increase of $16.0 million or 16% from $99.5 million as of December 31, 2022. This increase was predominantly due to an increase in commercial nonaccrual loans, partially offset by charge-offs of commercial loans. As of June 30, 2023, $68.1 million or 59% of nonaccrual loans were less than 90 days delinquent. In comparison, $68.3 million or 69% of nonaccrual loans were less than 90 days delinquent as of December 31, 2022.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2023 and December 31, 2022:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	June 30, 2023	December 31, 2022	$	%	June 30, 2023	December 31, 2022
Commercial:
C&I	$5,638	$9,355	$(3,717)	(40)%	0.04%	0.06%
CRE:
CRE	15,189	14,185	1,004	7%	0.11%	0.10%
Multifamily residential	962	1,000	(38)	(4)%	0.02%	0.02%
Construction and land	21,552	—	21,552	100%	2.76%	—%
Total CRE	37,703	15,185	22,518	148%	0.19%	0.08%
Total commercial	43,341	24,540	18,801	77%	0.12%	0.07%
Consumer:
Residential mortgage:
Single-family residential	31,952	25,653	6,299	25%	0.26%	0.23%
HELOCs	11,813	8,786	3,027	34%	0.63%	0.41%
Total residential mortgage	43,765	34,439	9,326	27%	0.31%	0.26%
Other consumer	983	3,192	(2,209)	(69)%	1.44%	4.18%
Total consumer	44,748	37,631	7,117	19%	0.31%	0.28%
Total	$88,089	$62,171	$25,918	42%	0.18%	0.13%

(1)There were no accruing loans past due 90 days or more as of both June 30, 2023 and December 31, 2022.

Allowance for Credit Losses

The Company maintains the allowance for credit losses at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$375,333	31%	$371,700	33%
CRE:
CRE	168,505	29%	149,864	29%
Multifamily residential	22,938	9%	23,373	10%
Construction and land	11,325	2%	9,109	1%
Total CRE	202,768	40%	182,346	40%
Total commercial	578,101	71%	554,046	73%
Consumer:
Residential mortgage:
Single-family residential	51,513	25%	35,564	23%
HELOCs	4,526	4%	4,475	4%
Total residential mortgage	56,039	29%	40,039	27%
Other consumer	1,260	0%	1,560	0%
Total consumer	57,299	29%	41,599	27%
Total allowance for loan losses	$635,400	100%	$595,645	100%
Allowance for unfunded credit commitments	$29,728		$26,264
Total allowance for credit losses	$665,128		$621,909
Loans held-for-investment	$49,828,364		$48,202,430
Allowance for loan losses to loans held-for-investment	1.28%		1.24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average loans held-for-investment	$48,849,453	$44,625,760	$48,498,735	$43,375,718
Annualized net charge-offs (recoveries) to average loans held-for-investment	0.06%	(0.06)%	0.03%	0.01%

Second quarter of 2023 net charge-offs were $7.5 million, or annualized 0.06% of average loans held-for-investment, compared with net recoveries of $6.6 million, or annualized 0.06% of average loans held-for-investment for the second quarter of 2022. First half of 2023 net charge-offs were $8.1 million or annualized 0.03% of average loans held-for-investment, compared with $1.7 million or annualized 0.01% of average loans held-for-investment for the first half of 2022. The increase in net charge-offs in the second quarter of 2023 was primarily driven by higher losses in our C&I portfolio. The increase in net charge-offs in the first half of 2023 was primarily driven by lower recoveries in our C&I portfolio.

Liquidity Risk Management

Liquidity

Liquidity risk arises from the Company’s inability to meet its customer deposit withdrawals and obligations to other counterparties as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. Liquidity risk also considers the stability of deposits. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets, and utilizes diverse funding sources including its stable core deposit base.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $55.66 billion as of June 30, 2023, compared with $55.97 billion as of December 31, 2022. The Company’s loan-to-deposit ratio was 90% as of June 30, 2023, compared with 86% as of December 31, 2022.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), such as under the BTFP, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Unencumbered loans and/or debt securities were pledged to the FHLB, the FRBSF discount window, and the FRBSF BTFP as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further details related to the Company’s funding sources. The Company believes its cash and cash equivalents and available borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and borrowing capacity as of June 30, 2023 and December 31, 2022:

			Change
($ in thousands)	June 30, 2023	December 31, 2022	$	%
Cash and cash equivalents	$6,377,887	$3,481,784	$2,896,103	83%
Interest-bearing deposits with banks	17,169	139,021	(121,852)	(88)%
Borrowing capacity:
FHLB	12,846,387	12,773,996	72,391	1%
FRBSF	8,370,223	2,049,048	6,321,175	308%
Unpledged available securities	1,611,319	6,939,591	(5,328,272)	(77)%
Federal funds facility	941,000	1,136,000	(195,000)	(17)%
Total	$30,163,985	$26,519,440	$3,644,545	14%

The Company’s total cash and cash equivalents and borrowing capacity totaled $30.16 billion as of June 30, 2023, compared with $26.52 billion as of December 31, 2022. The increase was primarily related to an increase in collateral available at the FRBSF and an increase in cash and cash equivalents, which was funded by borrowings from the BTFP in the first quarter of 2023. The BTFP was secured by pledged securities. The BTFP borrowings reflected the Company’s conservative liquidity management practices and were a cautionary measure in response to the volatility in the banking industry earlier in the year.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of June 30, 2023 to have a material current or future impact on the Company’s financial conditions or results of operations. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the six months ended June 30, 2023 and 2022. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2022 Form 10-K. East West held $253.9 million and $228.5 million in cash and cash equivalents as of June 30, 2023 and December 31, 2022, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

Liquidity Risk — Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company-specific events are incorporated into the stress testing. For example, based on the Company’s analysis of the banking industry disruption in the first half of 2023, deposit runoffs were assumed to be more front-loaded to trigger earlier remediation actions. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of June 30, 2023, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2022 Form 10-K.

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

Interest Rate Risk Management

Interest rate risk is the risk that market fluctuations in interest rates can have a negative impact on the Company’s earnings and capital stemming from mismatches in the Company’s asset and liability cash flows primarily arising from customer-related activities such as lending and deposit-taking. The Company is subject to interest rate risk because:

•Assets and liabilities may mature or reprice at different times. If assets reprice faster than liabilities and interest rates are generally rising, earnings will initially increase;
•Assets and liabilities may reprice at the same time but by different amounts;
•Short- and long-term market interest rates may change by different amounts. For example, the shape of the yield curve may affect the yield of new loans and funding costs differently;
•The remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates increase sharply, mortgage-related products may pay down at a slower rate than anticipated, which could impact portfolio income and valuation; or
•Interest rates may have a direct or indirect effect on loan demand, collateral values, mortgage origination volume, and the fair value of other financial instruments.

The ALCO coordinates the overall management of the Company’s interest rate risk, meets regularly to review the Company’s open market positions and establishes policies to monitor and limit exposure to market risk. Interest rate risk management is carried out primarily through strategies involving the Company’s loan portfolio, debt securities portfolio, available funding channels and capital market activities. In addition, the Company’s policies permit the use of derivative instruments to assist in managing interest rate risk.

Interest rate risk exposure is measured and monitored through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The simulation model incorporates the market’s forward rate expectations and the Company’s earning assets and liabilities. The net interest income simulation model is based on the actual maturity and repricing characteristics of the Company’s interest rate sensitive assets, liabilities, and related derivative contracts. It also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on the results.

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

The Federal Reserve continued its aggressive response to inflation by incrementally raising the target range for the fed funds rate during the first half of 2023. On July 26, 2023 the Federal Reserve raised the target rate range to 5.25% to 5.50%.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of June 30, 2023 and December 31, 2022, based on a static balance sheet as of the date of the analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	June 30, 2023	December 31, 2022
+200	3.9%	11.6%
+100	2.3%	5.9%
-100	(3.0)%	(5.3)%
-200	(6.3)%	(8.6)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income decreased as of June 30, 2023. This decrease reflected updates to the deposit repricing assumptions and deposit product mix. Noninterest-bearing deposit account balances are assumed to be sensitive to interest rate levels and migrate to interest-bearing deposit accounts.

The Company also models scenarios based on gradual shifts in interest rates and assesses the corresponding impacts. These interest rate scenarios provide additional information to estimate the Company’s underlying interest rate risk. The rate ramp table below shows the net interest income volatility under a gradual non-parallel shift of the yield curve, in even monthly increments over the first 12 months, followed by rates held constant thereafter based on a flat balance sheet as of the date of the analysis.

	Net Interest Income Volatility
Change in Interest Rates (in bps)	June 30, 2023	December 31, 2022
+200 Rate Ramp	1.7%	6.3%
+100 Rate Ramp	0.9%	3.4%
-100 Rate Ramp	(1.1)%	(2.4)%
-200 Rate Ramp	(2.3)%	(4.9)%

As of June 30, 2023, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice more than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of June 30, 2023, the Company designated interest rate contracts with a notional amount of $5.25 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.6% of the base net interest income for every 100 bps change in interest rate. The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to deposit durations, beta, deposit mix and other behavioral assumptions, which were derived using a combination of quantitative and qualitative approaches. Actual results may deviate from the model results in terms of net interest income due to earning asset growth variation and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of June 30, 2023 and December 31, 2022:

	EVE Volatility (1)
Change in Interest Rates (in bps)	June 30, 2023	December 31, 2022
+200	(8.1)%	(6.0)%
+100	(3.5)%	(2.9)%
-100	1.5%	1.1%
-200	3.0%	2.3%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of June 30, 2023, the Company’s EVE is expected to decrease when interest rates rise. The change in EVE sensitivity was primarily due to updated deposit modeling assumptions, which decreased the duration of the non-maturity deposit portfolio.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. The Company uses interest rate swaps to hedge the variability in interest received on certain floating-rate commercial loans and interest paid on certain floating-rate borrowings. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering into any accounting hedge activities, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third-parties through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2023, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risk as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
($ in thousands)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)
Cash flow hedges
Notional amount	$5,000,000	(3)	$—	$3,000,000	(3)	$200,000
Weighted average:
Receive rate	4.95%		NA	4.91%		3.83%
Pay rate	7.10%		NA	6.23%		0.48%
Remaining term (in months)	41.9		NA	46.6		3.2

($ in thousands)	Foreign Exchange Contracts			Foreign Exchange Contracts
Net investment hedges
Notional amount	$81,480			$84,832
Hedged percentage (4)	43%			44%
Remaining term (in months)	8.7			2.6

NA — Not applicable.
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on one-month LIBOR, SOFR, or Prime.
(2)Represents receive-floating/pay-fixed interest rate swaps. Floating rate received was based on three-month LIBOR. The hedge was terminated during the first quarter of 2023.
(3)Interest rate collars in notional amount of $250.0 million designated to hedge loans were not included as of both June 30, 2023 and December 31, 2022.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2022 Form 10-K, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2023	2022	2023	2022
Net income	(a)	$312,031	$258,329	$634,470	$495,981
Add: Amortization of core deposit intangibles		440	488	881	999
Amortization of mortgage servicing assets		342	364	698	756
Tax effect of amortization adjustments (1)		(230)	(245)	(463)	(505)
Tangible net income (non-GAAP)	(b)	$312,583	$258,936	$635,586	$497,231

Average stockholders’ equity	(c)	$6,440,996	$5,682,427	$6,312,872	$5,762,078
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(6,921)	(8,827)	(7,306)	(9,016)
Average tangible book value (non-GAAP)	(d)	$5,968,378	$5,207,903	$5,839,869	$5,287,365

Return on average common equity (3)	(a)/(c)	19.43%	18.23%	20.27%	17.36%
Return on average TCE (3) (non-GAAP)	(b)/(d)	21.01%	19.94%	21.95%	18.96%

(1)Applied statutory tax rate of 29.29% for the second quarter and first half of 2023. Applied statutory tax rate of 28.77% for the second quarter and first half of 2022.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2023	2022	2023	2022
Net interest income before provision for credit losses	(a)	$566,746	$472,952	$1,166,607	$888,565
Total noninterest income		78,631	78,444	138,609	158,187
Total revenue	(b)	$645,377	$551,396	$1,305,216	$1,046,752
Noninterest income		78,631	78,444	138,609	158,187
Add: Write-off of AFS debt security (1)		—	—	10,000	—
Adjusted noninterest income (non-GAAP)	(c)	78,631	78,444	148,609	158,187
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$645,377	$551,396	$1,315,216	$1,046,752

Total noninterest expense	(e)	$261,789	$196,860	$480,236	$386,310
Less: Amortization of tax credit and other investments		(55,914)	(14,979)	(66,024)	(28,879)
Amortization of core deposit intangibles		(440)	(488)	(881)	(999)
Repurchase agreements’ extinguishment cost (1)		—	—	(3,872)	—
Adjusted noninterest expense (non-GAAP)	(f)	$205,435	$181,393	$409,459	$356,432

Efficiency ratio	(e)/(b)	40.56%	35.70%	36.79%	36.91%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	31.83%	32.90%	31.13%	34.05%

(1)During the first quarter of 2023, the Company recorded a $10.0 million pre-tax impairment write-off of an AFS debt security. In addition, the Company prepaid $300.0 million of repurchase agreements and incurred a debt extinguishment cost of $3.9 million.

($ and shares in thousands, except per share data)		June 30, 2023	December 31, 2022
Stockholders’ equity	(a)	$6,461,697	$5,984,612
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(6,418)	(7,998)
Tangible book value (non-GAAP)	(b)	$5,989,582	$5,510,917

Number of common shares at period-end	(c)	141,484	140,948
Book value per share	(a)/(c)	$45.67	$42.46
Tangible book value per share (non-GAAP)	(b)/(c)	$42.33	$39.10

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Risks Related to Our Operations

We may be impacted by the actions, soundness or creditworthiness of other financial institutions, which can cause disruption within the industry and increase expenses. (1)

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults or failures of financial services institutions and instability in the financial services industry in general can lead to market-wide liquidity problems, increased credit risk and withdrawals of uninsured deposits. The failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in the first half of 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for us and many other financial institutions. These events have adversely impacted and could continue to adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

The cost of resolving the recent bank failures is expected to lead to special assessments by the FDIC to replenish the DIF, pursuant to a rule the FDIC proposed on May 11, 2023. Such events may also increase the risk of a recession or lead to regulatory changes and initiatives that could adversely impact the Company. Changes to laws or regulations, or the impositions of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, and negatively impact our overall financial condition.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk.

A significant factor in the bank failures in the first half of 2023 appears to have been the proportion of the deposits held by each institution that exceeded applicable FDIC insurance limits, and the withdrawal of such deposits over a short period of time. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS debt securities lose value when interest rates rise, our ability to cover liquidity needs from sale or pledging of these securities may be negatively impacted during periods of elevated interest rates. Under these circumstances, we may be required to access additional funding from other sources in order to manage our liquidity risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended June 30, 2023.

(1)     Represents an update to Item 1A. Risk Factors in the Company's 2022 Form 10-K under the heading, "The actions and soundness of other financial institutions could affect us."

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive (loss) income	ICS	Insured cash sweep
ARR	Alternative reference rate	LCH	London Clearing House
ASC	Accounting Standards Codification	LGD	Loss given default
ASU	Accounting Standards Update	LIBOR	London Interbank Offered Rate
BTFP	Bank Term Funding Program	LTV	Loan-to-value
C&I	Commercial and industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit losses	MMBTU	Million British thermal unit
CFPB	Consumer Financial Protection Bureau	NAV	Net asset value
CLO	Collateralized loan obligations	NRSRO	Nationally recognized statistical rating organizations
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	RMB	Chinese Renminbi
DIF	Deposit Insurance Fund	ROA	Return on average assets
EPS	Earnings per share	ROE	Return on average equity
ERM	Enterprise risk management	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FASB	Financial Accounting Standards Board	SBLC	Standby letters of credit
FDIC	Federal Deposit Insurance Corporation	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FIL	Financial Institution Letter	TCE	Tangible Common Equity
FRBSF	Federal Reserve Bank of San Francisco	TDR	Troubled debt restructuring
FTP	Funds transfer pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	USD	U.S. dollar
GDP	Gross Domestic Product

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2023

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ IRENE H. OH
Irene H. Oh
Executive Vice President and Chief Financial Officer