Form 10-Q
period 2023-09-30
EAST WEST BANCORP INC
filed 2023-11-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 140,930,142 shares as of October 31, 2023.

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
•changes in local, regional and global business, economic and political conditions and geopolitical events, such as political unrest, wars and acts of terrorism;
•the soundness of other financial institutions and the impacts related to or resulting from recent bank failures and other economic and industry volatility, including potential increased regulatory requirements, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments, losses in the value of our investment portfolio, deposit withdrawals, or other adverse consequences of negative market perceptions of the banking industry or the Company;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation — Division of Financial Institutions, China’s National Administration of Financial Regulation, the Hong Kong Monetary Authority, the Hong Kong Securities and Futures Commission, and the Monetary Authority of Singapore;
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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$495,976	$534,980
Interest-bearing cash with banks	4,065,202	2,946,804
Cash and cash equivalents	4,561,178	3,481,784
Interest-bearing deposits with banks	17,213	139,021
Assets purchased under resale agreements (“resale agreements”)	785,000	792,192
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,976,331 and $6,879,225)	6,039,837	6,034,993
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,308,048 and $2,455,171)	2,964,235	3,001,868
Loans held-for-sale	4,762	25,644
Loans held-for-investment (net of allowance for loan losses of $655,523 and $595,645)	50,251,661	47,606,785
Investments in qualified affordable housing partnerships, tax credit and other investments, net	901,559	763,256
Premises and equipment (net of accumulated depreciation of $155,043 and $148,126)	87,888	89,191
Goodwill	465,697	465,697
Operating lease right-of-use assets	97,782	103,681
Other assets	2,112,646	1,608,038
TOTAL	$68,289,458	$64,112,150
LIABILITIES
Deposits:
Noninterest-bearing	$16,169,072	$21,051,090
Interest-bearing	38,917,959	34,916,759
Total deposits	55,087,031	55,967,849
Short-term borrowings	4,500,000	—
Assets sold under repurchase agreements (“repurchase agreements”)	—	300,000
Long-term debt and finance lease liabilities	153,087	152,400
Operating lease liabilities	107,695	111,931
Accrued expenses and other liabilities	1,844,939	1,595,358
Total liabilities	61,692,752	58,127,538
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,316,546 and 168,459,045 shares issued	169	168
Additional paid-in capital	1,969,239	1,936,389
Retained earnings	6,294,751	5,582,546
Treasury stock, at cost 27,830,597 and 27,511,199 shares	(792,076)	(768,862)
Accumulated other comprehensive loss (“AOCI”), net of tax	(875,377)	(765,629)
Total stockholders’ equity	6,596,706	5,984,612
TOTAL	$68,289,458	$64,112,150

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$818,719	$560,452	$2,318,369	$1,376,978
Debt securities	69,778	51,092	204,679	139,935
Resale agreements	4,460	6,769	12,932	23,705
Restricted equity securities	1,079	843	3,054	2,274
Interest-bearing cash and deposits with banks	67,751	9,080	164,393	17,127
Total interest and dividend income	961,787	628,236	2,703,427	1,560,019
INTEREST EXPENSE
Deposits	338,296	68,894	842,567	104,371
Federal funds purchased and other short-term borrowings	49,575	1,177	107,432	1,427
Federal Home Loan Bank (“FHLB”) advances	—	392	6,430	1,529
Repurchase agreements	193	4,421	1,456	8,855
Long-term debt and finance lease liabilities	2,910	1,543	8,122	3,463
Total interest expense	390,974	76,427	966,007	119,645
Net interest income before provision for credit losses	570,813	551,809	1,737,420	1,440,374
Provision for credit losses	42,000	27,000	88,000	48,500
Net interest income after provision for credit losses	528,813	524,809	1,649,420	1,391,874
NONINTEREST INCOME
Lending fees	20,312	20,289	61,799	59,869
Deposit account fees	22,622	23,636	66,610	66,323
Interest rate contracts and other derivative income	11,208	8,761	21,145	29,695
Foreign exchange income	12,334	10,083	38,245	34,143
Wealth management fees	5,877	8,903	19,070	21,494
Net (losses) gains on sales of loans	(12)	2,129	(41)	5,968
Net (losses) gains on AFS debt securities	—	—	(10,000)	1,306
Other investment income (loss)	1,751	(580)	7,675	5,910
Other income	2,660	2,331	10,858	9,031
Total noninterest income	76,752	75,552	215,361	233,739
NONINTEREST EXPENSE
Compensation and employee benefits	123,153	127,580	377,744	357,213
Occupancy and equipment expense	15,353	15,920	47,028	46,853
Deposit insurance premiums and regulatory assessments	8,583	4,875	24,755	14,519
Deposit account expense	11,585	6,707	31,753	17,071
Data processing	3,645	3,725	10,205	10,876
Computer software expense	8,116	6,889	22,955	20,755
Other operating expense	31,885	30,403	102,092	86,243
Amortization of tax credit and other investments	49,694	19,874	115,718	48,753
Total noninterest expense	252,014	215,973	732,250	602,283
INCOME BEFORE INCOME TAXES	353,551	384,388	1,132,531	1,023,330
INCOME TAX EXPENSE	65,813	89,049	210,323	232,010
NET INCOME	$287,738	$295,339	$922,208	$791,320
EARNINGS PER SHARE (“EPS”)
BASIC	$2.03	$2.10	$6.52	$5.59
DILUTED	$2.02	$2.08	$6.49	$5.55
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,485	140,917	141,356	141,453
DILUTED	142,122	142,011	142,044	142,601

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$287,738	$295,339	$922,208	$791,320
Other comprehensive loss, net of tax:
Net changes in unrealized losses on AFS debt securities	(72,691)	(161,445)	(64,990)	(523,593)
Reclassification of unrealized losses on debt securities transferred from AFS to HTM	—	—	—	(112,991)
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,870	3,256	8,448	9,317
Net changes in unrealized losses on cash flow hedges	(27,334)	(33,269)	(52,608)	(64,372)
Foreign currency translation adjustments	3,710	(7,926)	(598)	(18,012)
Other comprehensive loss	(93,445)	(199,384)	(109,748)	(709,651)
COMPREHENSIVE INCOME	$194,293	$95,955	$812,460	$81,669

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2022	140,917,389	$1,914,232	$5,064,650	$(768,752)	$(600,648)	$5,609,482
Net income	—	—	295,339	—	—	295,339
Other comprehensive loss	—	—	—	—	(199,384)	(199,384)
Issuance of common stock pursuant to various stock compensation plans and agreements	206	12,329	—	—	—	12,329
Repurchase of common stock pursuant to various stock compensation plans and agreements	(83)	—	—	(6)	—	(6)
Cash dividends on common stock ($0.40 per share)	—	—	(57,092)	—	—	(57,092)
BALANCE, SEPTEMBER 30, 2022	140,917,512	$1,926,561	$5,302,897	$(768,758)	$(800,032)	$5,660,668
BALANCE, JULY 1, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697
Net income	—	—	287,738	—	—	287,738
Other comprehensive loss	—	—	—	—	(93,445)	(93,445)
Issuance of common stock pursuant to various stock compensation plans and agreements	5,682	9,624	—	—	—	9,624
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,401)	—	—	(186)	—	(186)
Cash dividends on common stock ($0.48 per share)	—	—	(68,722)	—	—	(68,722)
BALANCE, SEPTEMBER 30, 2023	141,485,949	$1,969,408	$6,294,751	$(792,076)	$(875,377)	$6,596,706

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2022	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	791,320	—	—	791,320
Other comprehensive loss	—	—	—	—	(709,651)	(709,651)
Issuance of common stock pursuant to various stock compensation plans and agreements	640,053	32,836	—	—	—	32,836
Repurchase of common stock pursuant to various stock compensation plans and agreements	(244,978)	—	—	(18,983)	—	(18,983)
Repurchase of common stock pursuant to the stock repurchase program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($1.20 per share)	—	—	(172,082)	—	—	(172,082)
BALANCE, SEPTEMBER 30, 2022	140,917,512	$1,926,561	$5,302,897	$(768,758)	$(800,032)	$5,660,668
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of a change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	922,208	—	—	922,208
Other comprehensive loss	—	—	—	—	(109,748)	(109,748)
Issuance of common stock pursuant to various stock compensation plans and agreements	857,501	32,851	—	—	—	32,851
Repurchase of common stock pursuant to various stock compensation plans and agreements	(319,398)	—	—	(23,214)	—	(23,214)
Cash dividends on common stock ($1.44 per share)	—	—	(205,741)	—	—	(205,741)
BALANCE, SEPTEMBER 30, 2023	141,485,949	$1,969,408	$6,294,751	$(792,076)	$(875,377)	$6,596,706

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
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$922,208	$791,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,856	81,980
Amortization of premiums and accretion of discount, net	(15,740)	26,336
Stock compensation costs	29,934	29,338
Deferred income tax expense (benefit)	1,083	(6,107)
Provision for credit losses	88,000	48,500
Net losses (gains) on sales of loans	41	(5,968)
Net losses (gains) on AFS debt securities	10,000	(1,306)
Loans held-for-sale:
Originations and purchases	—	(447)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	—	461
Proceeds from distributions received from equity method investees	3,727	5,642
Net change in accrued interest receivable and other assets	(361,324)	56,958
Net change in accrued expenses and other liabilities	11,641	584,655
Other operating activities, net	(1,204)	5,057
Total adjustments	(58,986)	825,099
Net cash provided by operating activities	863,222	1,616,419
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(154,309)	(91,710)
Interest-bearing deposits with banks	121,730	105,479
Resale agreements:
Proceeds from paydowns and maturities	219,917	1,719,076
Purchases	(212,725)	(258,559)
AFS debt securities:
Proceeds from sales	—	129,181
Proceeds from repayments, maturities and redemptions	877,377	711,950
Purchases	(1,011,326)	(769,007)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	49,649	60,140
Purchases	—	(50,000)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	528,056	453,315
Purchases	(433,228)	(599,660)
Other changes in loans held-for-investment, net	(2,794,119)	(5,675,012)
Proceeds from distributions received from equity method investees	16,614	13,557
Other investing activities, net	(105,258)	920
Net cash used in investing activities	(2,897,622)	(4,250,330)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(840,367)	623,025
Net change in short-term borrowings	4,500,017	200,006
FHLB advances:
Proceeds	6,000,000	4,600,200
Repayment	(6,000,000)	(4,525,200)
Repurchase agreements:
Proceeds from repurchase agreements	—	311,785
Repayment of repurchase agreements	(300,000)	—
Repurchase agreements’ extinguishment cost	(3,872)	—
Long-term debt and lease liabilities:
Repayment of long-term debt and lease liabilities	(637)	(710)
Common stock:
Repurchase of common stocks pursuant to the Stock Repurchase Program	—	(99,990)
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,563	1,444
Stock tendered for payment of withholding taxes	(23,214)	(18,983)
Cash dividends paid	(206,848)	(171,991)
Net cash provided by financing activities	3,126,642	919,586
Effect of exchange rate changes on cash and cash equivalents	(12,848)	(35,257)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,079,394	(1,749,582)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,481,784	3,912,935
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,561,178	$2,163,353

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$852,315	$107,146
Income taxes, net	$284,347	$233,082
Noncash investing and financing activities:
Securities transferred from AFS to HTM debt securities	$—	$3,010,003
Loans transferred from held-for-investment to held-for-sale	$507,215	$463,769

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2023, East West also has six wholly-owned subsidiaries that are statutory business trusts (the “Trusts”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trusts are not included on the Consolidated Financial Statements.

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

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting periods, and the related disclosures. Although our estimates consider current conditions and how we expect them to change in the future, it is reasonably possible that actual results could be materially different from those estimates. Hence, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

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

This adoption increased the allowance for loan losses on TDRs as of December 31, 2022 by $6.0 million and decreased opening retained earnings on January 1, 2023 by $4.3 million after-tax. Disclosures as of September 30, 2023 are presented in accordance with this guidance while prior year amounts are reported in accordance with previously applicable GAAP.

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

The amendments in this guidance must be applied on a modified retrospective or a retrospective basis.
The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	January 1, 2025 Early adoption is permitted
ASU 2023-05 requires a joint venture to recognize and initially measure assets contributed to the joint venture in a formation transaction to be measured at fair value. Under this guidance, the initial formation of the joint venture would trigger a new basis of accounting and recognize contributed net assets generally at fair value as of the joint venture’s formation date. The excess of the fair value of the joint venture’s outstanding equity interests over the fair value of its identifiable assets and liabilities is recognized as goodwill, regardless of whether the joint venture meets the definition of a business in its stand-alone financial statements, and measure its contributed total net assets upon formation as the fair value of the joint venture as a whole, which would equal the fair value of 100% of the joint venture’s outstanding equity interests. The guidance also allows a joint venture to apply the measurement period guidance, which is largely consistent with the acquisition method for business combination in ASC 805-10. The guidance also introduces new disclosure requirements related to the nature and financial effect of the joint venture.

The amendments in this guidance are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. Additionally, joint ventures that were formed before January 1, 2025 may elect to apply the amendments retrospectively if sufficient information exists.
The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements. The Company expects to adopt ASU 2023-05 on January 1, 2025.

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

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

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

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the valuation inputs and methodology furnished by third-party pricing service providers for each security category.

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

Equity Securities — Equity securities consisted of mutual funds as of both September 30, 2023 and December 31, 2022. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of both September 30, 2023 and December 31, 2022, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary in China. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — Equity contracts consist of warrants to purchase common or preferred stock of public and private companies, and any liability-classified contingent issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific equity volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and option volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both option volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the option volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the option volatility and liquidity discount assumptions is performed.

In connection with the Company’s acquisition of a 49.99% equity interest in Rayliant Global Advisors Limited (“Rayliant”) during the third quarter of 2023, the Company granted performance restricted stock units (“PRSUs”) as part of its consideration. The vesting of these equity contracts is contingent on Rayliant meeting certain financial performance targets, and they are accounted for as a derivative liability. The fair value of these liability-classified equity contracts varies based on the operating revenue and operating EBITDA of Rayliant to be achieved during the future performance period. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 6 — Derivatives and Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$904,101	$—	$—	$904,101
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	447,464	—	447,464
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	462,332	—	462,332
Residential mortgage-backed securities	—	1,694,342	—	1,694,342
Municipal securities	—	243,556	—	243,556
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	365,320	—	365,320
Residential mortgage-backed securities	—	570,787	—	570,787
Corporate debt securities	—	475,434	—	475,434
Foreign government bonds	—	222,790	—	222,790
Asset-backed securities	—	43,757	—	43,757
Collateralized loan obligations (“CLOs”)	—	609,954	—	609,954
Total AFS debt securities	$904,101	$5,135,736	$—	$6,039,837

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$19,447	$4,154	$—	$23,601
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$19,447	$4,154	$—	$23,601

Derivative assets:
Interest rate contracts	$—	$624,087	$—	$624,087
Foreign exchange contracts	—	100,377	—	100,377
Equity contracts	—	—	352	352
Commodity contracts	—	137,500	—	137,500
Gross derivative assets	$—	$861,964	$352	$862,316
Netting adjustments (1)	$—	$(530,331)	$—	$(530,331)
Net derivative assets	$—	$331,633	$352	$331,985

Derivative liabilities:
Interest rate contracts	$—	$712,302	$—	$712,302
Foreign exchange contracts	—	77,099	—	77,099
Equity contracts (2)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	143,855	—	143,855
Gross derivative liabilities	$—	$933,268	$15,119	$948,387
Netting adjustments (1)	$—	$(262,873)	$—	$(262,873)
Net derivative liabilities	$—	$670,395	$15,119	$685,514

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$606,203	$—	$—	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	461,607	—	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	500,269	—	500,269
Residential mortgage-backed securities	—	1,762,195	—	1,762,195
Municipal securities	—	257,099	—	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	398,329	—	398,329
Residential mortgage-backed securities	—	649,224	—	649,224
Corporate debt securities	—	526,274	—	526,274
Foreign government bonds	—	227,053	—	227,053
Asset-backed securities	—	49,076	—	49,076
CLOs	—	597,664	—	597,664
Total AFS debt securities	$606,203	$5,428,790	$—	$6,034,993

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$19,777	$4,177	$—	$23,954
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$19,777	$4,177	$—	$23,954

Derivative assets:
Interest rate contracts	$—	$440,283	$—	$440,283
Foreign exchange contracts	—	53,109	—	53,109
Equity contracts	—	—	323	323
Commodity contracts	—	261,613	—	261,613
Gross derivative assets	$—	$755,005	$323	$755,328
Netting adjustments (1)	$—	$(614,783)	$—	$(614,783)
Net derivative assets	$—	$140,222	$323	$140,545

Derivative liabilities:
Interest rate contracts	$—	$584,516	$—	$584,516
Foreign exchange contracts	—	44,117	—	44,117
Credit contracts	—	23	—	23
Commodity contracts	—	258,608	—	258,608
Gross derivative liabilities	$—	$887,264	$—	$887,264
Netting adjustments (1)	$—	$(242,745)	$—	$(242,745)
Net derivative liabilities	$—	$644,519	$—	$644,519

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(2)Equity contracts classified as derivative liabilities consist of PRSUs granted as part of EWBC’s consideration in its investment in Rayliant.

For the three and nine months ended September 30, 2023 and 2022, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingent issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Derivative assets:
Equity contracts
Beginning balance	$263	$357	$323	$215
Total (losses) gains included in earnings (1)	(3)	(12)	(63)	39
Issuances	92	—	92	91
Ending balance	$352	$345	$352	$345
Derivative liabilities:
Equity contracts (2)
Beginning balance	$—	$—	$—	$—
Issuances	15,119	—	15,119	—
Ending balance	$15,119	$—	$15,119	$—

(1)Includes unrealized (losses) gains recorded in Lending fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of PRSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2023 and December 31, 2022. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
September 30, 2023
Derivative assets:
Equity contracts	$352	Black-Scholes option pricing model	Equity volatility	41% — 51%	46%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2022
Derivative assets:
Equity contracts	$323	Black-Scholes option pricing model	Equity volatility	42% — 60%	54%	(1)
			Liquidity discount	47%	47%

(1)The calculation for the weighted-average of inputs for the derivative asset equity contracts is based on the fair value of equity contracts as of both September 30, 2023 and December 31, 2022.
(2)Equity contracts classified as derivative liabilities consist of PRSUs granted as part of EWBC’s consideration in its investment in Rayliant.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2023
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$22,788	$22,788
Commercial real estate (“CRE”):
Construction and land	—	—	11,141	11,141
Total commercial	—	—	33,929	33,929
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,204	1,204
Total consumer	—	—	1,204	1,204
Total loans held-for-investment	$—	$—	$35,133	$35,133
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$—	$—	$1,038	$1,038

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2022
($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$40,011	$40,011
CRE:
CRE	—	—	31,380	31,380
Total commercial	—	—	71,391	71,391
Consumer:
Residential mortgage:
HELOCs	—	—	1,223	1,223
Total consumer	—	—	1,223	1,223
Total loans held-for-investment	$—	$—	$72,614	$72,614

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Loans held-for-investment:
Commercial:
C&I	$366	$(15,265)	$(4,437)	$(30,011)
CRE:
CRE	—	(118)	—	2,212
Multifamily residential	—	(5,931)	—	(5,939)
Construction and land	(10,413)	—	(10,413)	—
Total commercial	(10,047)	(21,314)	(14,850)	(33,738)
Consumer:
Residential mortgage:
HELOCs	(41)	81	(41)	166
Total consumer	(41)	81	(41)	166
Total loans held-for-investment	$(10,088)	$(21,233)	$(14,891)	$(33,572)
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$(790)	$—	$(1,577)	$—
Other nonperforming assets	$—	$—	$—	$(6,861)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2023 and December 31, 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs (1)
September 30, 2023
Loans held-for-investment	$13,955	Fair value of collateral	Discount	15% — 75%	48%	(1)
	$6,134	Fair value of collateral	Contract value	NM	NM
	$15,044	Fair value of property	Selling cost	8%	8%
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$1,038	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

December 31, 2022
Loans held-for-investment	$23,322	Discounted cash flows	Discount	4% — 6%	4%	(1)
	$17,912	Fair value of collateral	Discount	15% — 75%	37%	(1)
	$31,380	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)The calculation for the weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2023 and December 31, 2022.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2023 and December 31, 2022, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	September 30, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,561,178	$4,561,178	$—	$—	$4,561,178
Interest-bearing deposits with banks	$17,213	$—	$17,213	$—	$17,213
Resale agreements	$785,000	$—	$672,250	$—	$672,250
HTM debt securities	$2,964,235	$470,618	$1,837,430	$—	$2,308,048
Restricted equity securities, at cost	$79,522	$—	$79,522	$—	$79,522
Loans held-for-sale	$4,762	$—	$4,762	$—	$4,762
Loans held-for-investment, net	$50,251,661	$—	$—	$48,992,846	$48,992,846
Mortgage servicing rights	$5,208	$—	$—	$9,821	$9,821
Accrued interest receivable	$317,881	$—	$317,881	$—	$317,881
Financial liabilities:
Demand, checking, savings and money market deposits	$38,435,954	$—	$38,435,954	$—	$38,435,954
Time deposits	$16,651,077	$—	$16,547,883	$—	$16,547,883
Short-term borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,173	$—	$144,214	$—	$144,214
Accrued interest payable	$150,890	$—	$150,890	$—	$150,890

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,481,784	$3,481,784	$—	$—	$3,481,784
Interest-bearing deposits with banks	$139,021	$—	$139,021	$—	$139,021
Resale agreements	$792,192	$—	$693,656	$—	$693,656
HTM debt securities	$3,001,868	$471,469	$1,983,702	$—	$2,455,171
Restricted equity securities, at cost	$78,624	$—	$78,624	$—	$78,624
Loans held-for-sale	$25,644	$—	$25,644	$—	$25,644
Loans held-for-investment, net	$47,606,785	$—	$—	$46,670,690	$46,670,690
Mortgage servicing rights	$6,235	$—	$—	$10,917	$10,917
Accrued interest receivable	$263,430	$—	$263,430	$—	$263,430
Financial liabilities:
Demand, checking, savings and money market deposits	$42,637,316	$—	$42,637,316	$—	$42,637,316
Time deposits	$13,330,533	$—	$13,228,777	$—	$13,228,777
Repurchase agreements	$300,000	$—	$304,097	$—	$304,097
Long-term debt	$147,950	$—	$143,483	$—	$143,483
Accrued interest payable	$37,198	$—	$37,198	$—	$37,198

Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

The Company’s resale agreements exposes it to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both September 30, 2023 and December 31, 2022.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $785.0 million as of September 30, 2023, and $760.0 million as of December 31, 2022. The weighted-average yields were 2.73% and 2.41% for the three months ended September 30, 2023 and 2022, respectively; and 2.55% and 1.96% for the nine months ended September 30, 2023 and 2022, respectively.

Loans Purchased under Resale Agreements — Loans purchased under resale agreements were $32.2 million as of December 31, 2022. During the first half of 2023, all of the loans purchased under resale agreements matured and the Company had no loans purchased under resale agreements as of September 30, 2023. The weighted-average yield was 7.27% for the nine months ended September 30, 2023. In comparison, the weighted-average yields for the three and nine months ended September 30, 2022 were 3.87% and 2.10%, respectively.

Assets Sold under Repurchase Agreements — Gross repurchase agreements were $300.0 million as of December 31, 2022. The Company extinguished $300.0 million of repurchase agreements during the first quarter of 2023. The Company recorded $3.9 million of extinguishment charges during the nine months ended September 30, 2023. In comparison, no extinguishment charges were recorded for the three and nine months ended September 30, 2022. The weighted-average interest rates were 5.51% and 2.81% for the three months ended September 30, 2023 and 2022, respectively; and 4.32% and 2.73% for the nine months ended September 30, 2023 and 2022, respectively. These weighted-average interest rates also reflect the impact of short-term repurchase agreements entered and repaid during the periods presented.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Assets				Collateral Received
Resale agreements	$785,000	$—	$785,000	$(687,327)	(1)	$97,673

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet		Net Amount

Liabilities				Collateral Pledged
Repurchase agreements	$—	$—	$—	$—		$—

($ in thousands)	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets						Net Amount
				Collateral Received
Resale agreements	$792,192	$—	$792,192	$(701,790)	(1)	$90,402

Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
						Net Amount
				Collateral Pledged
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$974,615	$48	$(70,562)	$904,101
U.S. government agency and U.S. government-sponsored enterprise debt securities	512,712	—	(65,248)	447,464
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	545,086	—	(82,754)	462,332
Residential mortgage-backed securities	1,983,284	15	(288,957)	1,694,342
Municipal securities	301,408	—	(57,852)	243,556
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	418,451	—	(53,131)	365,320
Residential mortgage-backed securities	687,674	—	(116,887)	570,787
Corporate debt securities	653,501	—	(178,067)	475,434
Foreign government bonds	237,531	75	(14,816)	222,790
Asset-backed securities	44,819	—	(1,062)	43,757
CLOs	617,250	—	(7,296)	609,954
Total AFS debt securities	6,976,331	138	(936,632)	6,039,837
HTM debt securities:
U.S. Treasury securities	528,169	—	(57,551)	470,618
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,298	—	(249,007)	752,291
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	494,787	—	(112,623)	382,164
Residential mortgage-backed securities	750,888	—	(183,488)	567,400
Municipal securities	189,093	—	(53,518)	135,575
Total HTM debt securities	2,964,235	—	(656,187)	2,308,048
Total debt securities	$9,940,566	$138	$(1,592,819)	$8,347,885

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,306	$—	$(70,103)	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	67	(56,266)	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	577,392	—	(77,123)	500,269
Residential mortgage-backed securities	2,011,054	41	(248,900)	1,762,195
Municipal securities	303,884	3	(46,788)	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	447,512	213	(49,396)	398,329
Residential mortgage-backed securities	762,202	—	(112,978)	649,224
Corporate debt securities	673,502	—	(147,228)	526,274
Foreign government bonds	241,165	174	(14,286)	227,053
Asset-backed securities	51,152	—	(2,076)	49,076
CLOs	617,250	—	(19,586)	597,664
Total AFS debt securities	6,879,225	498	(844,730)	6,034,993
HTM debt securities:
U.S. Treasury securities	524,081	—	(52,612)	471,469
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	—	(209,560)	789,412
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	506,965	—	(98,566)	408,399
Residential mortgage-backed securities	782,141	—	(148,230)	633,911
Municipal securities	189,709	—	(37,729)	151,980
Total HTM debt securities	3,001,868	—	(546,697)	2,455,171
Total debt securities	$9,881,093	$498	$(1,391,427)	$8,490,164

As of September 30, 2023 and December 31, 2022, the amortized cost of debt securities excluded accrued interest receivables of $42.6 million and $41.8 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$605,730	$(70,562)	$605,730	$(70,562)
U.S. government agency and U.S. government sponsored enterprise debt securities	199,139	(861)	248,325	(64,387)	447,464	(65,248)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	4,434	(96)	457,898	(82,658)	462,332	(82,754)
Residential mortgage-backed securities	63,660	(517)	1,627,451	(288,440)	1,691,111	(288,957)
Municipal securities	5,891	(288)	237,665	(57,564)	243,556	(57,852)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	365,320	(53,131)	365,320	(53,131)
Residential mortgage-backed securities	—	—	570,787	(116,887)	570,787	(116,887)
Corporate debt securities	—	—	475,434	(178,067)	475,434	(178,067)
Foreign government bonds	109,413	(249)	85,433	(14,567)	194,846	(14,816)
Asset-backed securities	—	—	43,757	(1,062)	43,757	(1,062)
CLOs	—	—	609,954	(7,296)	609,954	(7,296)
Total AFS debt securities	$382,537	$(2,011)	$5,327,754	$(934,621)	$5,710,291	$(936,632)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$131,843	$(8,761)	$474,360	$(61,342)	$606,203	$(70,103)
U.S. government agency and U.S. government-sponsored enterprise debt securities	97,403	(6,902)	214,136	(49,364)	311,539	(56,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,144	(30,029)	248,125	(47,094)	500,269	(77,123)
Residential mortgage-backed securities	307,536	(20,346)	1,448,658	(228,554)	1,756,194	(248,900)
Municipal securities	95,655	(10,194)	159,439	(36,594)	255,094	(46,788)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	106,184	(3,309)	282,301	(46,087)	388,485	(49,396)
Residential mortgage-backed securities	22,715	(1,546)	626,509	(111,432)	649,224	(112,978)
Corporate debt securities	173,595	(17,907)	352,679	(129,321)	526,274	(147,228)
Foreign government bonds	107,576	(429)	36,143	(13,857)	143,719	(14,286)
Asset-backed securities	12,450	(524)	36,626	(1,552)	49,076	(2,076)
CLOs	144,365	(4,735)	453,299	(14,851)	597,664	(19,586)
Total AFS debt securities	$1,451,466	$(104,682)	$4,332,275	$(740,048)	$5,783,741	$(844,730)

As of September 30, 2023, the Company had 567 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 269 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities. In comparison, as of December 31, 2022, the Company had 559 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 263 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, and 68 corporate debt securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of September 30, 2023 were mainly comprised of the following:

•Non-agency mortgage-backed securities — The market value decline as of September 30, 2023, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by nationally recognized statistical rating organizations (“NRSROs”), or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.
•Corporate debt securities — The market value decline as of September 30, 2023 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in the first nine months of 2023, these securities are nearly all rated investment grade by NRSROs or issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

As of both September 30, 2023 and December 31, 2022, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both September 30, 2023 and December 31, 2022. In addition, there was no provision for credit losses recognized for the three and nine months ended September 30, 2023 and 2022.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of September 30, 2023, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both September 30, 2023 and December 31, 2022. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains from sales	$—	$—	$—	$1,306
Impairment write-off (1)	$—	$—	$10,000	$—
Related tax expense (benefit)	$—	$—	$(2,956)	$386

(1)During the first quarter of 2023, the Company fully wrote down a subordinated debt security and recorded the impairment loss as a component of noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Taxable interest	$63,877	$46,172	$189,065	$125,626
Nontaxable interest	5,901	4,920	15,614	14,309
Total interest income on debt securities	$69,778	$51,092	$204,679	$139,935

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of September 30, 2023. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$298,323	$676,292	$—	$—	$974,615
Fair value	298,371	605,730	—	—	904,101
Weighted-average yield (1)	5.44%	1.20%	—%	—%	2.50%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	150,000	96,472	103,171	163,069	512,712
Fair value	149,616	91,343	82,252	124,253	447,464
Weighted-average yield (1)	4.98%	3.08%	1.39%	2.18%	3.01%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	42,260	144,846	2,341,264	2,528,370
Fair value	—	39,718	128,933	1,988,023	2,156,674
Weighted-average yield (1) (2)	—%	3.16%	2.73%	3.68%	3.62%
Municipal securities
Amortized cost	2,400	36,850	9,007	253,151	301,408
Fair value	2,383	33,794	7,596	199,783	243,556
Weighted-average yield (1) (2)	3.13%	2.34%	2.87%	2.24%	2.28%
Non-agency mortgage-backed securities
Amortized cost	99,830	92,328	11,056	902,911	1,106,125
Fair value	98,420	89,370	10,793	737,524	936,107
Weighted-average yield (1)	6.27%	4.16%	0.80%	2.58%	3.02%
Corporate debt securities
Amortized cost	—	—	349,501	304,000	653,501
Fair value	—	—	280,812	194,622	475,434
Weighted-average yield (1)	—%	—%	3.48%	1.97%	2.78%
Foreign government bonds
Amortized cost	32,875	104,656	50,000	50,000	237,531
Fair value	32,810	104,546	49,609	35,825	222,790
Weighted-average yield (1)	3.02%	2.28%	5.71%	1.50%	2.94%
Asset-backed securities
Amortized cost	—	—	—	44,819	44,819
Fair value	—	—	—	43,757	43,757
Weighted-average yield (1)	—%	—%	—%	6.01%	6.01%
CLOs
Amortized cost	—	—	319,000	298,250	617,250
Fair value	—	—	314,219	295,735	609,954
Weighted-average yield (1)	—%	—%	6.71%	6.76%	6.73%
Total AFS debt securities
Amortized cost	$583,428	$1,048,858	$986,581	$4,357,464	$6,976,331
Fair value	$581,600	$964,501	$874,214	$3,619,522	$6,039,837
Weighted-average yield (1)	5.32%	1.86%	4.27%	3.40%	3.45%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$528,169	$—	$—	$528,169
Fair value	—	470,618	—	—	470,618
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	328,870	672,428	1,001,298
Fair value	—	—	265,107	487,184	752,291
Weighted-average yield (1)	—%	—%	1.92%	1.89%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	94,992	1,150,683	1,245,675
Fair value	—	—	76,426	873,138	949,564
Weighted-average yield (1) (2)	—%	—%	1.56%	1.68%	1.67%
Municipal securities
Amortized cost	—	—	—	189,093	189,093
Fair value	—	—	—	135,575	135,575
Weighted-average yield (1) (2)	—%	—%	—%	1.99%	1.99%
Total HTM debt securities
Amortized cost	$—	$528,169	$423,862	$2,012,204	$2,964,235
Fair value	$—	$470,618	$341,533	$1,495,897	$2,308,048
Weighted-average yield (1)	—%	1.05%	1.84%	1.78%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of September 30, 2023 and December 31, 2022, AFS and HTM debt securities with carrying values of $7.04 billion and $794.2 million, respectively, were pledged to secure borrowings, public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$62,272	$61,374
FHLB stock	17,250	17,250
Total restricted equity securities	$79,522	$78,624

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of September 30, 2023 and December 31, 2022. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values by $16.0 million and $65.7 million, respectively, as of September 30, 2023. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values by $167.2 million and $81.3 million, respectively, as of December 31, 2022. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	September 30, 2023					December 31, 2022
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,000,000	$1,288		$96,382		$3,450,000	$13,455		$19,687
Net investment hedges:
Foreign exchange contracts	81,480	3,709		—		84,832	5,590		—
Total derivatives designated as hedging instruments	$5,081,480	$4,997		$96,382		$3,534,832	$19,045		$19,687
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,456,102	$622,799		$615,920		$16,932,414	$426,828		$564,829
Commodity contracts (1)	—	137,500		143,855		—	261,613		258,608
Foreign exchange contracts	5,205,007	96,668		77,099		2,982,891	47,519		44,117
Credit contracts (2)	143,703	—		12		140,950	—		23
Equity contracts	—	352	(3)	15,119	(4)	—	323	(3)	—
Total derivatives not designated as hedging instruments	$22,804,812	$857,319		$852,005		$20,056,255	$736,283		$867,577
Gross derivative assets/liabilities		$862,316		$948,387			$755,328		$887,264
Less: Master netting agreements		(260,648)		(260,648)			(242,745)		(242,745)
Less: Cash collateral received		(269,683)		(2,225)			(372,038)		—
Net derivative assets/liabilities		$331,985		$685,514			$140,545		$644,519

(1)The notional amount of the Company’s commodity contracts totaled 20,672 thousand barrels of crude oil and 363,020 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2023. In comparison, the notional amount of the Company’s commodity contracts totaled 12,005 thousand barrels of crude oil and 247,704 thousand MMBTUs of natural gas as of December 31, 2022.
(2)The notional amount of the credit contracts reflects the Company’s pro-rata share of the derivative instruments in RPAs.
(3)The Company held warrant equity contracts in one public company and 13 private companies as of both September 30, 2023 and December 31, 2022.
(4)Equity contracts classified as derivative liabilities consist of 349,138 PRSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of September 30, 2023, interest rate contracts in notional amounts of $5.00 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of September 30, 2023, the Company expects to reclassify an estimated $66.2 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2023 and 2022. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023		2022
Losses recognized in AOCI:
Interest rate contracts	$(62,715)	$(48,325)	$(129,329)		$(88,771)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$1,251	$696		$1,385
Interest and dividend income (for cash flow hedges on loans)	(24,059)	(2,870)	(57,265)		216
Noninterest income	—	—	1,614	(1)	—
Total	$(24,059)	$(1,619)	$(54,955)		$1,601

(1)Represents the amounts in AOCI reclassified into earnings as a result that the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Gains recognized in AOCI	$63	$4,343	$2,886	$6,027

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2023 and December 31, 2022.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,890,450	$691	$584,962	$6,656,491	$1,438	$521,719
Written options	1,486,958	—	21,864	1,548,158	—	30,904
Collars and corridors	306,996	—	7,619	215,773	—	8,924
Subtotal	8,684,404	691	614,445	8,420,422	1,438	561,547
Foreign exchange contracts:
Forwards and spot	62,237	11,376	24,484	993,588	17,009	18,090
Swaps	2,494,517	16,282	23,687	623,143	6,629	12,178
Other	142,000	5,630	—	121,631	2,070	245
Subtotal	2,698,754	33,288	48,171	1,738,362	25,708	30,513
Total	$11,383,158	$33,979	$662,616	$10,158,784	$27,146	$592,060
Economic hedges:
Interest rate contracts:
Swaps	$6,916,364	$592,177	$1,119	$6,683,828	$384,201	$2,047
Purchased options	1,517,648	22,285	—	1,580,275	32,233	—
Written options	30,690	—	356	32,117	—	1,235
Collars and corridors	306,996	7,646	—	215,772	8,956	—
Subtotal	8,771,698	622,108	1,475	8,511,992	425,390	3,282
Foreign exchange contracts:
Forwards and spot	1,060,498	452	313	77,998	3,050	87
Swaps	1,303,755	62,928	22,985	1,044,900	18,516	11,447
Other	142,000	—	5,630	121,631	245	2,070
Subtotal	2,506,253	63,380	28,928	1,244,529	21,811	13,604
Total	$11,277,951	$685,488	$30,403	$9,756,521	$447,201	$16,886

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	3,958	Barrels	$27,543	$1,717	2,465	Barrels	$39,955	$6,178
Collars	6,362	Barrels	24,552	119	3,011	Barrels	16,038	2,630
Written options	—	Barrels	—	—	—	Barrels	558	—
Subtotal	10,320	Barrels	52,095	1,836	5,476	Barrels	56,551	8,808
Natural gas:
Swaps	129,940	MMBTUs	32,428	55,387	92,590	MMBTUs	112,314	73,208
Collars	50,763	MMBTUs	865	11,535	32,072	MMBTUs	2,217	18,317
Written options	1,955	MMBTUs	—	206	—	MMBTUs	—	—
Subtotal	182,658	MMBTUs	33,293	67,128	124,662	MMBTUs	114,531	91,525
Total			$85,388	$68,964			$171,082	$100,333
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	3,990	Barrels	$2,165	$24,403	2,587	Barrels	$6,935	$36,060
Collars	6,362	Barrels	—	18,781	3,942	Barrels	1,378	12,856
Purchased options	—	Barrels	—	—	—	Barrels	—	516
Subtotal	10,352	Barrels	2,165	43,184	6,529	Barrels	8,313	49,432
Natural gas:
Swaps	129,405	MMBTUs	42,804	31,289	91,900	MMBTUs	69,767	106,883
Collars	49,003	MMBTUs	6,937	418	31,142	MMBTUs	12,451	1,960
Purchased options	1,955	MMBTUs	206	—	—	MMBTUs	—	—
Subtotal	180,363	MMBTUs	49,947	31,707	123,042	MMBTUs	82,218	108,843
Total			$52,112	$74,891			$90,531	$158,275

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.5 years and 2.4 years as of September 30, 2023 and December 31, 2022, respectively. Assuming that the underlying borrowers referenced in the interest rate contracts defaulted, the Company would not have any current exposure in the protection sold RPAs as of both September 30, 2023 and December 31, 2022.

As of September 30, 2023, the Company had outstanding protection purchased RPAs with notional amount of $25.0 million and minimal fair value. In comparison, the Company did not have any outstanding protection purchased RPAs as of December 31, 2022.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase the preferred and/or common stock of the borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. In connection with the Company’s investment in Rayliant during the third quarter of 2023, the Company granted PRSUs as part of its consideration. The vesting of these equity contracts is contingent on Rayliant meeting certain financial performance targets during the future performance period. For additional information on these equity contracts, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2023 and 2022:

	Classification on Consolidated Statement of Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	Interest rate contracts and other derivative income	$5,283	$4,870	$4,022	$18,439
Foreign exchange contracts	Foreign exchange income	7,267	3,831	37,607	6,596
Credit contracts	Interest rate contracts and other derivative income	4	50	11	114
Equity contracts - warrants	Lending fees	89	(13)	29	175
Commodity contracts	Interest rate contracts and other derivative income	27	(156)	193	139
Net gains		$12,670	$8,582	$41,862	$25,463

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of September 30, 2023, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled $2.2 million, and $2.2 million collateral was posted to cover these positions. In comparison, as of December 31, 2022, the aggregate fair value amounts of all derivative instruments with credit-risk-related contingent features that were in a net liability position totaled $2.6 million, of which $1.1 million of collateral was posted to cover these positions. If the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both September 30, 2023 and December 31, 2022.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments, and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements to the fair values of contracts cleared through central clearing organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of over-collateralization are not shown:

($ in thousands)	As of September 30, 2023
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$862,316	$(260,648)	$(269,683)	$331,985	$(280,043)	$51,942

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$948,387	$(260,648)	$(2,225)	$685,514	$—	$685,514

($ in thousands)	As of December 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$755,328	$(242,745)	$(372,038)	$140,545	$(60,567)	$79,978

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$887,264	$(242,745)	$—	$644,519	$(38,438)	$606,081

(1)Includes $1.8 million and $2.1 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022, respectively.
(2)Includes $16.2 million and $566 thousand of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2023 and December 31, 2022, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $275.7 million and $384.9 million as of September 30, 2023 and December 31, 2022, respectively. Of the gross cash collateral received, $269.7 million and $372.0 million were used to offset against derivative assets as of September 30, 2023 and December 31, 2022, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $3.1 million and $490 thousand as of September 30, 2023 and December 31, 2022, respectively. Of the gross cash collateral pledged, $2.2 million was used to offset against derivative liabilities as of September 30, 2023. In comparison, no cash collateral was used to offset against derivative liabilities as of December 31, 2022.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
Commercial:
C&I	$15,864,042	$15,711,095
CRE:
CRE	14,667,378	13,857,870
Multifamily residential	4,900,097	4,573,068
Construction and land	798,190	638,420
Total CRE	20,365,665	19,069,358
Total commercial	36,229,707	34,780,453
Consumer:
Residential mortgage:
Single-family residential	12,836,558	11,223,027
HELOCs	1,776,665	2,122,655
Total residential mortgage	14,613,223	13,345,682
Other consumer	64,254	76,295
Total consumer	14,677,477	13,421,977
Total loans held-for-investment (1)	$50,907,184	$48,202,430
Allowance for loan losses	(655,523)	(595,645)
Loans held-for-investment, net (1)	$50,251,661	$47,606,785

(1)Includes $72.0 million and $70.4 million comprising unamortized deferred and unearned fees, net of premiums as of September 30, 2023 and December 31, 2022, respectively.

Accrued interest receivable on loans held-for-investment was $249.3 million and $208.4 million as of September 30, 2023 and December 31, 2022, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three and nine months ended September 30, 2023 and 2022. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2022 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $35.18 billion and $28.30 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of September 30, 2023 and December 31, 2022.

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

	September 30, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$1,858,749	$1,942,241	$1,470,818	$354,650	$259,342	$164,149	$9,254,852	$20,248	$15,325,049
Criticized (accrual)	88,542	110,918	91,272	45,069	25,603	23,640	104,802	—	489,846
Criticized (nonaccrual)	2,084	10,480	13	8,694	6,134	21,709	33	—	49,147
Total C&I	1,949,375	2,063,639	1,562,103	408,413	291,079	209,498	9,359,687	20,248	15,864,042
YTD gross write-offs (2)	350	28	161	15	6,606	1,684	—	—	8,844

CRE:
Pass	2,066,361	4,080,810	2,259,761	1,396,114	1,649,168	2,722,697	101,811	63,050	14,339,772
Criticized (accrual)	36,899	14,717	20,307	100,871	24,544	129,658	—	—	326,996
Criticized (nonaccrual)	—	—	—	—	451	159	—	—	610
Subtotal CRE	2,103,260	4,095,527	2,280,068	1,496,985	1,674,163	2,852,514	101,811	63,050	14,667,378
YTD gross write-offs (2)	—	—	—	—	—	119	—	—	119

Multifamily residential:
Pass	478,895	1,495,620	814,391	620,117	503,791	893,282	7,658	1,288	4,815,042
Criticized (accrual)	—	—	53,555	—	696	26,124	—	—	80,375
Criticized (nonaccrual)	—	—	—	—	—	4,680	—	—	4,680
Subtotal multifamily residential	478,895	1,495,620	867,946	620,117	504,487	924,086	7,658	1,288	4,900,097

Construction and land:
Pass	151,175	354,415	222,474	37,732	812	5,475	14,966	—	787,049
Criticized (nonaccrual)	—	—	—	—	—	11,141	—	—	11,141
Subtotal construction and land	151,175	354,415	222,474	37,732	812	16,616	14,966	—	798,190
YTD gross write-offs	—	—	—	—	—	10,413	—	—	10,413

Total CRE	2,733,330	5,945,562	3,370,488	2,154,834	2,179,462	3,793,216	124,435	64,338	20,365,665
YTD gross write-offs (2)	—	—	—	—	—	10,532	—	—	10,532

Total commercial	$4,682,705	$8,009,201	$4,932,591	$2,563,247	$2,470,541	$4,002,714	$9,484,122	$84,586	$36,229,707
YTD total commercial gross write-offs (2)	$350	$28	$161	$15	$6,606	$12,216	$—	$—	$19,376

	September 30, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,400,448	$3,390,708	$2,321,209	$1,633,316	$1,010,859	$2,040,678	$—	$—	$12,797,218
Criticized (accrual)	844	1,983	844	1,499	964	9,060	—	—	15,194
Criticized (nonaccrual) (3)	1,916	2,866	4,702	2,696	2,868	9,098	—	—	24,146
Subtotal single-family residential mortgage	2,403,208	3,395,557	2,326,755	1,637,511	1,014,691	2,058,836	—	—	12,836,558

HELOCs:
Pass	182	1,828	5,736	4,318	1,963	13,821	1,611,319	118,088	1,757,255
Criticized (accrual)	741	401	62	—	353	1,649	2,039	963	6,208
Criticized (nonaccrual)	—	517	—	1,359	68	5,396	1,751	4,111	13,202
Subtotal HELOCs	923	2,746	5,798	5,677	2,384	20,866	1,615,109	123,162	1,776,665
YTD gross write-offs (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	2,404,131	3,398,303	2,332,553	1,643,188	1,017,075	2,079,702	1,615,109	123,162	14,613,223
YTD gross write-offs (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	3,555	18,138	135	—	—	12,315	29,971	—	64,114
Criticized (accrual)	4	—	—	—	—	—	—	—	4
Criticized (nonaccrual)	—	—	—	—	—	—	136	—	136
Total other consumer	3,559	18,138	135	—	—	12,315	30,107	—	64,254

Total consumer	$2,407,690	$3,416,441	$2,332,688	$1,643,188	$1,017,075	$2,092,017	$1,645,216	$123,162	$14,677,477
YTD total consumer gross write-offs (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total loans held-for-investment:
Pass	$6,959,365	$11,283,760	$7,094,524	$4,046,247	$3,425,935	$5,852,417	$11,020,577	$202,674	$49,885,499
Criticized (accrual)	127,030	128,019	166,040	147,439	52,160	190,131	106,841	963	918,623
Criticized (nonaccrual)	4,000	13,863	4,715	12,749	9,521	52,183	1,920	4,111	103,062
Total	$7,090,395	$11,425,642	$7,265,279	$4,206,435	$3,487,616	$6,094,731	$11,129,338	$207,748	$50,907,184
YTD total loans held-for-investment gross write-offs (2)	$350	$28	$161	$15	$6,606	$12,257	$—	$6	$19,423

	December 31, 2022
	Term Loans by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,831,834	$2,053,215	$623,026	$392,013	$143,970	$97,605	$9,177,401	$20,548	$15,339,612
Criticized (accrual)	72,210	34,296	48,761	34,221	20,646	12,933	97,988	—	321,055
Criticized (nonaccrual)	18,722	4,797	10,733	243	5,618	10,315	—	—	50,428
Total C&I	2,922,766	2,092,308	682,520	426,477	170,234	120,853	9,275,389	20,548	15,711,095
CRE:
Pass	4,178,780	2,404,634	1,505,150	1,771,679	1,471,710	1,909,925	165,653	22,009	13,429,540
Criticized (accrual)	3,518	60,573	159,424	40,095	91,132	32,173	1,455	16,716	405,086
Criticized (nonaccrual)	—	19,044	—	—	—	4,200	—	—	23,244
Subtotal CRE	4,182,298	2,484,251	1,664,574	1,811,774	1,562,842	1,946,298	167,108	38,725	13,857,870
Multifamily residential:
Pass	1,500,289	892,598	641,677	519,614	350,044	625,293	11,325	—	4,540,840
Criticized (accrual)	—	—	—	707	4,276	27,076	—	—	32,059
Criticized (nonaccrual)	—	—	—	—	—	169	—	—	169
Subtotal multifamily residential	1,500,289	892,598	641,677	520,321	354,320	652,538	11,325	—	4,573,068
Construction and land:
Pass	288,394	276,839	31,804	3,104	2,805	231	9,073	—	612,250
Criticized (accrual)	4,504	—	—	—	21,666	—	—	—	26,170
Subtotal construction and land	292,898	276,839	31,804	3,104	24,471	231	9,073	—	638,420
Total CRE	5,975,485	3,653,688	2,338,055	2,335,199	1,941,633	2,599,067	187,506	38,725	19,069,358
Total commercial	$8,898,251	$5,745,996	$3,020,575	$2,761,676	$2,111,867	$2,719,920	$9,462,895	$59,273	$34,780,453
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$3,548,894	$2,453,717	$1,775,696	$1,101,965	$817,164	$1,500,359	$—	$—	$11,197,795
Criticized (accrual)	—	1,275	785	1,463	4,352	3,935	—	—	11,810
Criticized (nonaccrual) (3)	141	—	204	3,202	1,721	8,154	—	—	13,422
Subtotal single-family residential mortgage	3,549,035	2,454,992	1,776,685	1,106,630	823,237	1,512,448	—	—	11,223,027
HELOCs:
Pass	520	3,583	7,336	3,203	525	8,960	1,958,692	127,401	2,110,220
Criticized (accrual)	—	6	—	—	—	—	4	1,079	1,089
Criticized (nonaccrual)	—	—	483	231	1,017	4,844	1,001	3,770	11,346
Subtotal HELOCs	520	3,589	7,819	3,434	1,542	13,804	1,959,697	132,250	2,122,655
Total residential mortgage	3,549,555	2,458,581	1,784,504	1,110,064	824,779	1,526,252	1,959,697	132,250	13,345,682
Other consumer:
Pass	17,088	137	5,356	—	—	15,808	37,804	—	76,193
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	99	—	99
Total other consumer	17,091	137	5,356	—	—	15,808	37,903	—	76,295
Total consumer	$3,566,646	$2,458,718	$1,789,860	$1,110,064	$824,779	$1,542,060	$1,997,600	$132,250	$13,421,977
Total by Risk Rating:
Pass	$12,365,799	$8,084,723	$4,590,045	$3,791,578	$2,786,218	$4,158,181	$11,359,948	$169,958	$47,306,450
Criticized (accrual)	80,235	96,150	208,970	76,486	142,072	76,117	99,447	17,795	797,272
Criticized (nonaccrual)	18,863	23,841	11,420	3,676	8,356	27,682	1,100	3,770	98,708
Total	$12,464,897	$8,204,714	$4,810,435	$3,871,740	$2,936,646	$4,261,980	$11,460,495	$191,523	$48,202,430

(1)$11.2 million and $24.6 million of total commercial loans, primarily comprised of CRE revolving loans, converted to term loans during the three and nine months ended September 30, 2023, respectively. In comparison, $0 and $26.4 million of total commercial loans, primarily comprised of CRE revolving loans, converted to term loans during the three and nine months ended September 30, 2022. $20.6 million and $27.7 million of total consumer loans, comprised of HELOCs, were converted to term loans during three and nine months ended September 30, 2023, respectively. In comparison, $375 thousand of total consumer loans, comprised of HELOCs, converted to term loans during both the three and nine months ended September 30, 2022.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of September 30, 2023 and December 31, 2022, $638 thousand and $818 thousand, respectively, of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,781,468	$33,195	$232	$33,427	$49,147	$15,864,042
CRE:
CRE	14,664,230	2,015	523	2,538	610	14,667,378
Multifamily residential	4,894,334	1,083	—	1,083	4,680	4,900,097
Construction and land	787,049	—	—	—	11,141	798,190
Total CRE	20,345,613	3,098	523	3,621	16,431	20,365,665
Total commercial	36,127,081	36,293	755	37,048	65,578	36,229,707
Consumer:
Residential mortgage:
Single-family residential	12,771,661	24,141	15,972	40,113	24,784	12,836,558
HELOCs	1,746,841	10,416	6,206	16,622	13,202	1,776,665
Total residential mortgage	14,518,502	34,557	22,178	56,735	37,986	14,613,223
Other consumer	63,992	109	17	126	136	64,254
Total consumer	14,582,494	34,666	22,195	56,861	38,122	14,677,477
Total	$50,709,575	$70,959	$22,950	$93,909	$103,700	$50,907,184

	December 31, 2022
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,651,312	$6,482	$2,873	$9,355	$50,428	$15,711,095
CRE:
CRE	13,820,441	14,185	—	14,185	23,244	13,857,870
Multifamily residential	4,571,899	678	322	1,000	169	4,573,068
Construction and land	638,420	—	—	—	—	638,420
Total CRE	19,030,760	14,863	322	15,185	23,413	19,069,358
Total commercial	34,682,072	21,345	3,195	24,540	73,841	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,183,134	13,523	12,130	25,653	14,240	11,223,027
HELOCs	2,102,523	7,700	1,086	8,786	11,346	2,122,655
Total residential mortgage	13,285,657	21,223	13,216	34,439	25,586	13,345,682
Other consumer	73,004	109	3,083	3,192	99	76,295
Total consumer	13,358,661	21,332	16,299	37,631	25,685	13,421,977
Total	$48,040,733	$42,677	$19,494	$62,171	$99,526	$48,202,430

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both September 30, 2023 and December 31, 2022. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well-secured by the collateral value and there is no loss expectation.

($ in thousands)	September 30, 2023	December 31, 2022
Commercial:
C&I	$29,336	$11,398
CRE	—	22,944
Multifamily residential	4,235	—
Construction and land	11,141	—
Total commercial	44,712	34,342
Consumer:
Single-family residential	6,681	2,998
HELOCs	8,483	7,245
Total consumer	15,164	10,243
Total nonaccrual loans with no related allowance for loan losses	$59,876	$44,585

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., residential real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had no foreclosed assets as of September 30, 2023, compared with $270 thousand as of December 31, 2022. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the CFPB guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $9.9 million and $7.5 million as of September 30, 2023 and December 31, 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which in part eliminated the accounting for TDR and enhanced disclosures requirements for loan modifications to borrowers experiencing financial difficulty. See Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Loan Modifications to the Consolidated Financial Statements in this Form 10-Q for additional information. As part of the Company’s loss mitigation efforts, the Company may agree to modify the contractual terms of a loan to assist borrowers experiencing financial difficulty. The Company negotiates loan modifications on a case-by-case basis to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The Company considers various factors to identify borrowers experiencing financial difficulty. The primary factor for consumer borrowers is delinquency status. For commercial loan borrowers, these factors include credit risk ratings, the probability of loan risk rating downgrades, and overall risk profile changes. The modification may include, but is not limited to, payment deferrals, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications. Commercial loan borrowers that require immaterial modifications such as insignificant interest rate changes, short-term extensions (90 days or less) from the original maturity date, or temporary waivers or extensions of financial covenants which would not constitute material credit actions, are generally not considered to be experiencing financial difficulty and are not included in the disclosure. Insignificant payment deferrals (three months or less in the last 12 months) are also not included in the disclosure.

The following tables present the amortized cost of loans that were modified during the three and nine months ended September 30, 2023 by loan class and modification type:

	Three Months Ended September 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$1,682	$11,603	$—	$—	$—	$13,285	0.08%
CRE:
CRE	13,469	—	—	—	—	13,469	0.07%
Total commercial	15,151	11,603	—	—	—	26,754
Consumer:
Residential mortgage:
Single-family residential:	—	2,944	1,260	—	—	4,204	0.03%
HELOCs	—	—	334	—	183	517	0.03%
Total consumer	—	2,944	1,594	—	183	4,721
Total	$15,151	$14,547	$1,594	$—	$183	$31,475

	Nine Months Ended September 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$44,120	$20,793	$—	$—	$—	$64,913	0.41%
CRE:
CRE	13,979	—	—	32,724	—	46,703	0.23%
Total commercial	58,099	20,793	—	32,724	—	111,616
Consumer:
Residential mortgage:
Single-family residential:	—	7,276	1,809	—	—	9,085	0.07%
HELOCs	—	741	1,053	—	183	1,977	0.11%
Total consumer	—	8,017	2,862	—	183	11,062
Total	$58,099	$28,810	$2,862	$32,724	$183	$122,678

The following tables present the financial effects of the loan modifications for the three and nine months ended September 30, 2023 by loan class and modification type:

	Financial Effects of Loan Modifications
	Three Months Ended September 30, 2023
($ in thousands)	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$26	—%	3.00	1.54
CRE	—	—%	1.08	—
Consumer:
Single-family residential	—	—%	10.00	0.96
HELOCs	—	0.50%	16.68	0.71
Total	$26

	Financial Effects of Loan Modifications
	Nine months ended September 30, 2023
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$371	(1)	—%	(1)	1.41	1.15
CRE	—		3.00%		2.09	—
Consumer:
Single-family residential	—		—%		9.91	0.95
HELOCs	—		0.50%		15.36	0.52
Total	$371

(1)Comprised of C&I loans modified during the nine months ended September 30, 2023 where the interest rate is waived in addition to principal forgiveness. No recorded investment was outstanding as of September 30, 2023.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. There were no loans that received modifications which subsequently defaulted during the three and nine months ended September 30, 2023.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified as of September 30, 2023 since the adoption of ASU 2022-02 on January 1, 2023.

	Payment Performance as of September 30, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$58,481	$—	$6,432	$64,913
CRE:
CRE	46,703	—	—	46,703
Total commercial	105,184	—	6,432	111,616
Consumer:
Residential mortgage:
Single-family residential	7,430	1,190	465	9,085
HELOCs	1,236	741	—	1,977
Total consumer	8,666	1,931	465	11,062
Total	$113,850	$1,931	$6,897	$122,678

As of September 30, 2023, commitments to lend additional funds to borrowers whose loans were modified were $5.8 million.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.

The following table presents the additions to TDRs for the three and nine months ended September 30, 2022:

	Loans Modified as TDRs
	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	1	$499	$496	$98	4	$30,633	$17,802	$16,729
Total commercial	1	499	496	98	4	30,633	17,802	16,729
Consumer:
Residential mortgage:
HELOCs	1	62	69	2	1	62	69	2
Total residential mortgage	1	62	69	2	1	62	69	2
Total consumer	1	62	69	2	1	62	69	2
Total	2	$561	$565	$100	5	$30,695	$17,871	$16,731

(1)Includes subsequent payments after modification and reflects the balance as of September 30, 2022.
(2)Includes charge-offs since the modification date.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the three and nine months ended September 30, 2022:

	Modification Type
	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
($ in thousands)	Principal	Other	Total	Principal (1)	Other (2)	Total
Commercial:
C&I	$496	$—	$496	$9,609	$8,193	$17,802
Total commercial	496	—	496	9,609	8,193	17,802
Consumer:
Residential mortgage:
HELOCs	69	—	69	69	—	69
Total residential mortgage	69	—	69	69	—	69
Total consumer	69	—	69	69	—	69
Total	$565	$—	$565	$9,678	$8,193	$17,871

(1)Includes principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes increase in new commitments.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the three and nine months ended September 30, 2022 that were modified as TDRs during the 12 months preceding payment default:

	Loan Modified as TDRs that Subsequently Defaulted
	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	—	$—	2	$13,901
CRE:
Multifamily residential	—	—	1	1,008
Total CRE	—	—	1	1,008
Total commercial	—	—	3	14,909
Total	—	$—	3	$14,909

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

Quantitative Component — The Company applies quantitative methods to estimate loan losses by considering a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of the loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining life of the loans to estimate the allowance for loan losses.

There were no changes to the reasonable and supportable forecast period, except to the C&I segment, and no changes to the reversion to the historical loss experience method for the three and nine months ended September 30, 2023 and 2022. The reasonable and supportable forecast period for the C&I segment changed from 11 quarters to eight quarters due to model redevelopment during the third quarter of 2023.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age percentage, size at origination, delinquency status, sector and risk rating	Unemployment rate, Gross Domestic Product (“GDP”), and Two-Ten treasury spread (1)
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, GDP, and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and home price index
Other consumer	Loss rate approach	Immaterial (2)

(1)Macroeconomic variables were updated due to model redevelopment.
(2)Macroeconomic variables are included in the qualitative estimate.

Quantitative Component — Allowance for Loan Losses for the Commercial Loan Portfolio

The Company’s C&I lifetime loss rate model estimates the loss rate expected over the life of a loan. This loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The lifetime loss rate model’s reasonable and supportable period spans eight quarters, thereafter, immediately reverting to the historical average loss rate, expressed through the loan-level lifetime loss rate.

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

Quantitative Component — Allowance for Loan Losses for the Consumer Loan Portfolio

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2023, collateral-dependent commercial and consumer loans totaled $18.1 million and $15.2 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $47.4 million and $13.4 million, respectively, as of December 31, 2022. The collateral-dependent loans decreased from December 31, 2022, predominantly driven by the adoption of ASU 2022-02 related to the elimination of TDR guidance. The Company's collateral-dependent loans were secured by real estate. As of both September 30, 2023 and December 31, 2022, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400
Provision for (reversal of) credit losses on loans	(a)	13,006	12,952	772	8,302	3,353	(705)	456	38,136
Gross charge-offs		(7,074)	(3,466)	—	(10,413)	—	(41)	(13)	(21,007)
Gross recoveries		2,279	49	452	2	64	15	—	2,861
Total net (charge-offs) recoveries		(4,795)	(3,417)	452	(10,411)	64	(26)	(13)	(18,146)
Foreign currency translation adjustment		133	—	—	—	—	—	—	133
Allowance for loan losses, end of period		$383,677	$178,040	$24,162	$9,216	$54,930	$3,795	$1,703	$655,523

		Three Months Ended September 30, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$363,282	$140,245	$26,552	$6,682	$21,840	$3,220	$1,449	$563,270
Provision for credit losses on loans	(a)	9,575	5,299	5,047	817	6,182	99	255	27,274
Gross charge-offs		(6,894)	(288)	(5,938)	—	(775)	—	(10)	(13,905)
Gross recoveries		7,172	45	19	7	16	5	—	7,264
Total net recoveries (charge-offs)		278	(243)	(5,919)	7	(759)	5	(10)	(6,641)
Foreign currency translation adjustment		(1,386)	—	—	—	—	—	—	(1,386)
Allowance for loan losses, end of period		$371,749	$145,301	$25,680	$7,506	$27,263	$3,324	$1,694	$582,517

		Nine Months Ended September 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	17,587	33,313	303	10,507	19,296	(569)	244	80,681
Gross charge-offs		(16,309)	(5,838)	—	(10,413)	—	(138)	(101)	(32,799)
Gross recoveries		5,555	364	480	13	69	26	—	6,507
Total net (charge-offs) recoveries		(10,754)	(5,474)	480	(10,400)	69	(112)	(101)	(26,292)
Foreign currency translation adjustment		(539)	—	—	—	—	—	—	(539)
Allowance for loan losses, end of period		$383,677	$178,040	$24,162	$9,216	$54,930	$3,795	$1,703	$655,523

		Nine Months Ended September 30, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	37,867	(5,013)	16,680	(8,027)	10,569	59	(140)	51,995
Gross charge-offs		(18,322)	(1,357)	(5,947)	—	(775)	(193)	(90)	(26,684)
Gross recoveries		16,688	731	547	65	309	23	—	18,363
Total net (charge-offs) recoveries		(1,634)	(626)	(5,400)	65	(466)	(170)	(90)	(8,321)
Foreign currency translation adjustment		(2,736)	—	—	—	—	—	—	(2,736)
Allowance for loan losses, end of period		$371,749	$145,301	$25,680	$7,506	$27,263	$3,324	$1,694	$582,517

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2023	2022	2023	2022
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$29,728	$24,304	$26,264	$27,514
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	3,864	(274)	7,319	(3,495)
Foreign currency translation adjustment		(3)	11	6	22
Allowance for unfunded credit commitments, end of period		$33,589	$24,041	$33,589	$24,041
Provision for credit losses	(a) + (b)	$42,000	$27,000	$88,000	$48,500

The allowance for credit losses was $689.1 million as of September 30, 2023, an increase of $67.2 million, compared with $621.9 million as of December 31, 2022. The increase in the allowance for credit losses was primarily driven by net loan growth and economic forecasts that reflect continued caution given persistent high inflation, the high interest rate environment and the CRE market outlook.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome; downside and upside scenarios that reflect possible worsening or improving economic conditions, respectively. The Company assigned the same weightings to its baseline, upside and downside scenarios as of September 30, 2023 and December 31, 2022. Management remains cautious regarding the economic outlook, given the high level of inflation, high interest rates, recent strain to the financial system, concerns on global oil prices, and ongoing global conflicts. The 2023 full year U.S. baseline GDP growth forecast as of September 30, 2023, has improved, compared with that as of December 31, 2022. However the 2024 full year U.S. baseline GDP growth forecast remained at 1.4%, compared with 2.0% forecasted as of December 31, 2022, as interest-sensitive spending weakens amid the elevated interest rate environment. The 2023 full year U.S. unemployment rate is forecasted to be at 3.7%, which improved from that forecasted as of December 31, 2022. Compared with the baseline scenario, the downside scenario assumes a recession in the fourth quarter of 2023 due to a combination of increasing supply shortages, geopolitical tensions, high inflation, and high interest rates. The upside scenario assumes the economy experiences full employment in the near-term, and stable financial markets boosting consumer confidence.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$201,299	$25,890	$—	$—	$227,189
Sales (2)(3)	$199,511	$29,357	$—	$—	$228,868
Purchases (4)	$19,588	$—	$—	$140,771	$160,359

	Three Months Ended September 30, 2022
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$59,069	$33,616	$14,500	$5,178	$112,363
Sales (2)(3)	$87,597	$33,616	$—	$5,952	$127,165
Purchases (4)	$56,507	$—	$—	$1,155	$57,662

	Nine Months Ended September 30, 2023
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$469,571	$29,490	$8,154	$—	$507,215
Sales (2)(3)	$491,178	$32,957	$8,154	$—	$532,289
Purchases (4)	$80,550	$—	$—	$351,880	$432,430

	Nine Months Ended September 30, 2022
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$378,841	$65,250	$14,500	$5,178	$463,769
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$631	$631
Sales (2)(3)	$375,100	$65,250	$—	$6,403	$446,753
Purchases (4)	$361,169	$—	$—	$238,253	$599,422

(1)Includes write-downs of $3.6 million and $4.2 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2023, respectively, and $8.7 million and $8.9 million for the three and nine months ended September 30, 2022, respectively.
(2)Includes originated loans sold of $204.1 million and $407.3 million for the three and nine months ended September 30, 2023, respectively, and $86.2 million and $253.9 million for the three and nine months ended September 30, 2022, respectively. Originated loans sold consisted primarily of C&I loans for each of the three and nine months ended September 30, 2023, and C&I and CRE loans for each of the three and nine months ended September 30, 2022.
(3)Includes $24.7 million and $125.0 million of purchased loans sold in the secondary market for the three and nine months ended September 30, 2023, respectively, and $40.9 million and $192.9 million for the three and nine months ended September 30, 2022, respectively.
(4)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a 15-year minimum compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas. For the Company’s accounting policies on tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in the Company’s 2022 Form 10-K. For a discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$412,004	$252,552	$413,253	$266,654
Investments in tax credit and other investments, net	489,555	345,072	350,003	185,797
Total	$901,559	$597,624	$763,256	$452,451

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $23.6 million and $24.0 million as of September 30, 2023 and December 31, 2022, respectively. The Company invests in these mutual funds for CRA purposes.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Investments in qualified housing partnerships, net:
Tax credits and other tax benefits recognized	$15,660	$13,180	$47,058	$38,764
Amortization expense included in income tax expense	$11,587	$10,431	$34,759	$30,498
Investments in tax credit and other investments, net:
Amortization of tax credit and other investments (1)	$49,694	$19,874	$115,718	$48,753
Unrealized losses on equity securities with readily determinable values	$(674)	$(1,014)	$(682)	$(2,958)

(1)Includes net impairment losses of $790 thousand for the three months ended September 30, 2023, and net impairment recoveries of $831 thousand for the nine months ended September 30, 2023. The activity for both periods was primarily related to historic tax credits. In comparison, there were no impairment recoveries or losses for three or nine months ended September 30, 2022.

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

Other Investments

The Company acquired a 49.99% equity interest in Rayliant during the third quarter of 2023. Rayliant is an asset manager specializing in asset allocation and investment in developed and emerging markets. This investment will expand the Bank’s wealth management business and provide its customers with additional access to institutional-quality investment management products and services. The investment in Rayliant is accounted for under the equity method of accounting and is included in Other assets on the Consolidated Balance Sheet. The Company paid $94.7 million in cash and granted PRSUs that are contingently issuable at vesting. The PRSUs vest on September 1, 2028 into a variable number of the Company’s shares of common stock, ranging from 20% to 200% of the 349,138 shares initially underlying such PRSUs, based on Rayliant’s achievement of certain financial performance targets during the future performance period. For additional information related to these equity contracts accounted for as derivative liability, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q. The carrying value of the Company's investment in Rayliant was $110.9 million as of September 30, 2023, in which $100.7 million comprised of equity method goodwill.

The Company also held equity securities without readily determinable fair values totaling $148.0 million and $36.5 million as of September 30, 2023 and December 31, 2022, respectively. These equity securities without readily determinable fair values are included in Other Assets on the Consolidated Balance Sheet.

Note 9 — Goodwill

Total goodwill was $465.7 million as of both September 30, 2023 and December 31, 2022. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2022, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2022 Form 10-K. The Company performed an analysis of goodwill during the third quarter of 2023 that consisted of a qualitative assessment to determine if it is more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of September 30, 2023.

Note 10 — Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings — Bank Term Funding Program

As of September 30, 2023, the Company’s short-term borrowings consisted of funds from the Bank Term Funding Program (“BTFP”). In March 2023, the Federal Reserve announced the creation of the BTFP, which was designed to provide additional liquidity to U.S. depository institutions. The advances will be limited to the par value of eligible collateral pledged by the borrower, for a term of up to one year. U.S. federally insured depository institutions can request advances under the BTFP until at least March 11, 2024.

The Company pledged eligible U.S. government agency and U.S. government-sponsored enterprise debt and mortgage-backed securities, and U.S. Treasury securities as collateral for the borrowings under the BTFP. As of September 30, 2023, the carrying amount of the Company’s pledged securities to the BTFP totaled $4.34 billion with a remaining borrowing capacity of $238.3 million. In comparison, there were no short-term borrowings as of December 31, 2022. The following table presents details of the Company’s short-term borrowings as of September 30, 2023.

			September 30, 2023
($ in thousands)	Interest Rate	Maturity Date	Amount
Short-term borrowings	4.37%	3/19/2024	$4,500,000

Long-Term Debt — Junior Subordinated Debt

Long-term debt totaled $148.2 million as of September 30, 2023 and $148.0 million as of December 31, 2022. During the third quarter of 2023, all junior subordinated debt that referenced London Interbank Offered Rate have transitioned to a Secured Overnight Financing Rate-based replacement rate plus the applicable stated margin. The junior subordinated debt had coupon interest rates ranging from 7.02% to 7.57% as of September 30, 2023 and 6.12% to 6.67% as of December 31, 2022. The junior subordinated debt had remaining maturities ranging between 11.1 years and 14.0 years as of September 30, 2023. For additional information on the junior subordinated debt, refer to Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

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

The following table presents the Company’s credit-related commitments as of September 30, 2023 and December 31, 2022:

	September 30, 2023					December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,650,619	$3,689,245	$1,037,254	$139,325	$9,516,443	$8,211,571
Commercial letters of credit and SBLCs	875,757	405,377	122,255	1,124,405	2,527,794	2,291,966
Total	$5,526,376	$4,094,622	$1,159,509	$1,263,730	$12,044,237	$10,503,537

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of September 30, 2023, total letters of credit of $2.53 billion consisted of SBLCs of $2.50 billion and commercial letters of credit of $32.7 million. In comparison, as of December 31, 2022, total letters of credit of $2.29 billion consisted of SBLCs of $2.27 billion and commercial letters of credit of $21.6 million. As of both September 30, 2023 and December 31, 2022, substantially all SBLCs were graded as “Pass” utilizing the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $33.6 million and $26.2 million as of September 30, 2023 and December 31, 2022, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of September 30, 2023 and December 31, 2022:

	Maximum Potential Future Payments						Carrying Value
	September 30, 2023					December 31, 2022	September 30, 2023	December 31, 2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$28	$23	$28	$6,013	$6,092	$6,781	$6,092	$6,781
Multifamily residential loans sold or securitized with recourse	—	—	66	14,930	14,996	14,996	19,887	21,320
Total	$28	$23	$94	$20,943	$21,088	$21,777	$25,979	$28,101

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $35 thousand and $37 thousand as of September 30, 2023 and December 31, 2022, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of September 30, 2023, the Company does not believe there is any pending legal proceeding to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, restricted stock units (“RSUs”) including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of the Company and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both September 30, 2023 and December 31, 2022.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Stock compensation costs	$9,495	$12,329	$29,934	$29,338
Related net tax (deficiencies) benefits for stock compensation plans	$(18)	$1	$8,797	$5,269

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that will be settled in shares for the nine months ended September 30, 2023. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2023	1,296,866	$60.77	332,510	$60.40
Granted	500,180	73.73	96,271	57.50
Vested	(522,029)	40.79	(152,558)	39.39
Forfeited	(53,379)	74.00	—	—
Outstanding, September 30, 2023	1,221,638	$74.04	276,223	$70.99

As of September 30, 2023, there were $32.2 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.9 years, and $17.9 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.9 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2023 and 2022. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2022 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic:
Net income	$287,738	$295,339	$922,208	$791,320
Weighted-average number of shares outstanding	141,485	140,917	141,356	141,453
Basic EPS	$2.03	$2.10	$6.52	$5.59
Diluted:
Net income	$287,738	$295,339	$922,208	$791,320
Weighted-average number of shares outstanding	141,485	140,917	141,356	141,453
Add: Dilutive impact of unvested RSUs	637	1,094	688	1,148
Diluted weighted-average number of shares outstanding	142,122	142,011	142,044	142,601
Diluted EPS	$2.02	$2.08	$6.49	$5.55

For the three and nine months ended September 30, 2023, approximately 575 thousand and 350 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computations. In comparison, approximately 61 thousand and 58 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2022, respectively.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2023 and 2022:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, July 1, 2022	$(554,781)	$(30,846)	$(15,021)	$(600,648)
Net unrealized losses arising during the period	(161,445)	(34,423)	(7,926)	(203,794)
Amounts reclassified from AOCI	3,256	1,154	—	4,410
Changes, net of tax	(158,189)	(33,269)	(7,926)	(199,384)
Balance, September 30, 2022	$(712,970)	$(64,115)	$(22,947)	$(800,032)
Balance, July 1, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)
Net unrealized (losses) gains arising during the period	(72,691)	(44,347)	3,710	(113,328)
Amounts reclassified from AOCI	2,870	17,013	—	19,883
Changes, net of tax	(69,821)	(27,334)	3,710	(93,445)
Balance, September 30, 2023	$(751,357)	$(102,139)	$(21,881)	$(875,377)

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2022	$(85,703)	$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(635,664)	(63,232)	(18,012)	(716,908)
Amounts reclassified from AOCI	8,397	(1,140)	—	7,257
Changes, net of tax	(627,267)	(64,372)	(18,012)	(709,651)
Balance, September 30, 2022	$(712,970)	$(64,115)	$(22,947)	$(800,032)
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized losses arising during the period	(72,034)	(91,468)	(598)	(164,100)
Amounts reclassified from AOCI	15,492	38,860	—	54,352
Changes, net of tax	(56,542)	(52,608)	(598)	(109,748)
Balance, September 30, 2023	$(751,357)	$(102,139)	$(21,881)	$(875,377)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary is RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses on AFS debt securities arising during the period	$(103,183)	$30,492	$(72,691)	$(229,246)	$67,801	$(161,445)
Reclassification adjustments:
Amortization of unrealized losses on transferred debt securities (1)	4,075	(1,205)	2,870	4,623	(1,367)	3,256
Net change	(99,108)	29,287	(69,821)	(224,623)	66,434	(158,189)
Cash flow hedges:
Net unrealized losses arising during the period	(62,715)	18,368	(44,347)	(48,325)	13,902	(34,423)
Net realized losses reclassified into net income (2)	24,059	(7,046)	17,013	1,619	(465)	1,154
Net change	(38,656)	11,322	(27,334)	(46,706)	13,437	(33,269)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	3,728	(18)	3,710	(6,676)	(1,250)	(7,926)
Net change	3,728	(18)	3,710	(6,676)	(1,250)	(7,926)
Other comprehensive loss	$(134,036)	$40,591	$(93,445)	$(278,005)	$78,621	$(199,384)

	Nine Months Ended September 30,
	2023				2022
($ in thousands)	Before-Tax		Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized losses on AFS debt securities arising during the period	$(102,262)		$30,228	$(72,034)	$(742,132)	$219,459	$(522,673)
Unrealized losses on debt securities transferred from AFS to HTM	—		—	—	(160,416)	47,425	(112,991)
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (3)	10,000	(4)	(2,956)	7,044	(1,306)	386	(920)
Amortization of unrealized losses on transferred debt securities (1)	11,994		(3,546)	8,448	13,228	(3,911)	9,317
Net change	(80,268)		23,726	(56,542)	(890,626)	263,359	(627,267)
Cash flow hedges:
Net unrealized losses arising during the period	(129,329)		37,861	(91,468)	(88,771)	25,539	(63,232)
Net realized losses (gains) reclassified into net income (2)	54,955		(16,095)	38,860	(1,601)	461	(1,140)
Net change	(74,374)		21,766	(52,608)	(90,372)	26,000	(64,372)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	247		(845)	(598)	(16,276)	(1,736)	(18,012)
Net change	247		(845)	(598)	(16,276)	(1,736)	(18,012)
Other comprehensive loss	$(154,395)		$44,647	$(109,748)	$(997,274)	$287,623	$(709,651)

(1)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(2)Pre-tax amounts related to cash flow hedges on variable rate loans and long-term borrowings, where applicable, were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income.
(3)Pre-tax amounts were reported in Net (losses) gains on AFS debt securities on the Consolidated Statement of Income.
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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2023 and 2022:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2023
Net interest income before provision for credit losses	$315,409	$242,345	$13,059	$570,813
Provision for credit losses	1,633	40,367	—	42,000
Noninterest income	25,132	43,672	7,948	76,752
Noninterest expense	106,626	87,556	57,832	252,014
Segment income (loss) before income taxes	232,282	158,094	(36,825)	353,551
Segment net income	$164,051	$110,182	$13,505	$287,738
As of September 30, 2023
Segment assets	$18,935,452	$34,438,787	$14,915,219	$68,289,458

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended September 30, 2022
Net interest income before provision for credit losses	$326,411	$222,996	$2,402	$551,809
Provision for credit losses	8,974	18,026	—	27,000
Noninterest income (loss)	30,819	48,641	(3,908)	75,552
Noninterest expense	104,005	81,386	30,582	215,973
Segment income (loss) before income taxes	244,251	172,225	(32,088)	384,388
Segment net income (loss)	$173,982	$122,869	$(1,512)	$295,339
As of September 30, 2022
Segment assets	$17,002,000	$32,836,381	$12,737,680	$62,576,061

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2023
Net interest income before provision for credit losses	$927,173	$742,108	$68,139	$1,737,420
Provision for credit losses	22,169	65,831	—	88,000
Noninterest income	78,254	129,809	7,298	215,361
Noninterest expense	327,476	263,137	141,637	732,250
Segment income (loss) before income taxes	655,782	542,949	(66,200)	1,132,531
Segment net income	$463,151	$383,669	$75,388	$922,208
As of September 30, 2023
Segment assets	$18,935,452	$34,438,787	$14,915,219	$68,289,458

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Nine Months Ended September 30, 2022
Net interest income (loss) before provision for credit losses	$823,998	$662,037	$(45,661)	$1,440,374
Provision for credit losses	14,976	33,524	—	48,500
Noninterest income	84,402	145,750	3,587	233,739
Noninterest expense	294,395	235,804	72,084	602,283
Segment income (loss) before income taxes	599,029	538,459	(114,158)	1,023,330
Segment net income (loss)	$426,695	$384,237	$(19,612)	$791,320
As of September 30, 2022
Segment assets	$17,002,000	$32,836,381	$12,737,680	$62,576,061

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998 and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 120 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of September 30, 2023, the Company had $68.29 billion in assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2022 Form 10-K.

Current Developments

Economic Developments

Recent external data indicate that the pace of inflation has slowed steadily and the volatility in the banking industry earlier in the year has abated. However, inflation remains above the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) 2% target, which could signal a potential interest rate hike later this year. The higher interest rate environment continues to negatively impact the market value of bank-held securities. Additionally, the commercial real estate (“CRE”) market is under pressure due to tighter credit conditions and decreased demand. These factors have adversely affected economic activity and the banking sector. Despite these concerns, fears of a potential recession in 2023 are falling, bolstered by the Federal Reserve’s commitment to steering the economy towards a “soft landing”, a scenario in which inflation retreats without a sharp uptick in unemployment. However, factors such as the economic impacts of unrest, wars, and acts of terrorism could lead to higher oil prices and increased inflationary pressures, along with the possibility that the Federal Reserve will maintain high interest rates longer than anticipated. It is also uncertain whether there will be a U.S. government shutdown in November 2023 or subsequently, which could negatively impact the economy and inflation domestically. The Company is actively monitoring changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to interest rate hikes has been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2022 Form 10-K.

Recent Bank Failures and Potential Regulatory Reforms

Following the bank failures in March 2023, Congress and federal regulatory agencies are considering potential changes to the laws and regulations that apply to banks. On April 28, 2023, the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”) issued reports on the failures of Silicon Valley Bank and Signature Bank, respectively, identifying potential causes that the federal banking agencies may seek to address through changes to their supervisory and regulatory policies.

On July 27, 2023, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency (together, the “Agencies”) jointly released a proposed rule to implement the international capital standards issued by the Basel Committee on Banking Supervision and known as “Basel III Endgame.” The Basel III Endgame proposal would revise the capital framework applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity and, if finalized, would likely result in meaningfully increased capital requirements for those organizations. In addition, on August 29, 2023, the FDIC released a proposed rule that would require covered insured depository institutions (“IDIs”) to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more would be required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, would be required to submit more limited informational filings. Under the proposal, if the FDIC deemed a resolution plan or informational filing not credible and the IDI fails to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company is evaluating the impact of this proposal.

On August 29, 2023, the Agencies jointly released a proposed rule that would require bank holding companies and non-consolidated banks with total assets of $100 billion or more to issue and maintain minimum amounts of long-term debt. The Company has total consolidated assets of less than $100 billion and does not have significant trading activity, and therefore would not be subject to the Basel III Endgame requirements or the long-term debt requirements if they are finalized as proposed. However, by imposing additional costs on banking organizations with $100 billion or more in total consolidated assets, these rule proposals could reduce the benefits of growth beyond that size for a banking organization that has less than $100 billion in total consolidated assets, such as the Company.

FDIC Special Assessment and Uninsured Deposits

On May 11, 2023, the FDIC released a proposed rule that would impose a special deposit insurance assessment on banks in order to recover losses that the FDIC's Deposit Insurance Fund (“DIF”) has incurred in the receiverships of failed institutions in 2023. The proposed rule would impose the special assessment for eight quarterly assessment periods beginning with the first quarter of 2024 assessment period, subject to adjustments if the total amount collected is insufficient to cover the DIF’s costs. Each quarterly special assessment would be equal to 3.13 basis points (“bps”), or 0.0313% of a bank’s estimated uninsured deposits that exceeded $5 billion as of December 31, 2022. The estimated impact of the special assessment is not expected to be material to the Company.

On July 24, 2023, the FDIC issued Financial Institution Letter (“FIL”) 37-2023 — Estimated Uninsured Deposits Reporting Expectations, which clarified the reporting of an insured depository institution’s estimated uninsured deposits in the Call Report Schedule RC-O, Memorandum item 2 (“RC-OM item 2”). This FIL specified that uninsured deposits reported in RC-OM item 2 should include the deposit balances in excess of the FDIC limit that have been collateralized by pledged assets, and include all deposits of subsidiaries. The Company revised its calculation of RC-OM item 2 and resubmitted its December 31, 2022 and March 31, 2023 Call Reports to comply with the FIL during the third quarter of 2023.

Community Reinvestment Act Reform

On October 24, 2023, the Agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the Community Reinvestment Act. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit-taking facilities. Certain provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.

Climate Accountability

In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). The CCDAA is applicable to U.S.-organized entities that do business in California with annual revenue in excess of $1 billion. Subject to the adoption of implementing regulations by the California Air Resources Board, these entities will need to file annual reports publicly disclosing their direct greenhouse gas (“GHG”) emissions from operations (“Scope 1 emissions”), indirect GHG emissions from energy use (“Scope 2 emissions”) and indirect upstream and downstream supply-chain GHG emissions (“Scope 3 emissions”). The reporting requirements related to Scope 1 and 2 emissions will begin in 2026, while the reporting requirements of Scope 3 emissions will begin in 2027. The CRFRA requires U.S.-organized entities that do business in California, with annual revenues over $500 million to prepare biennial reports disclosing climate-related financial risk and the measures they have adopted to reduce and adapt to that risk. The initial round of the climate risk disclosure reports will be due by January 1, 2026. The Company is a reporting entity under both laws and is reviewing them in preparation for compliance.

Financial Review

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share, and ratio data)	2023	2022	2023	2022
Summary of operations:
Net interest income before provision for credit losses	$570,813	$551,809	$1,737,420	$1,440,374
Noninterest income	76,752	75,552	215,361	233,739
Total revenue	647,565	627,361	1,952,781	1,674,113
Provision for credit losses	42,000	27,000	88,000	48,500
Noninterest expense	252,014	215,973	732,250	602,283
Income before income taxes	353,551	384,388	1,132,531	1,023,330
Income tax expense	65,813	89,049	210,323	232,010
Net income	$287,738	$295,339	$922,208	$791,320
Per share:
Basic earnings	$2.03	$2.10	$6.52	$5.59
Diluted earnings	$2.02	$2.08	$6.49	$5.55
Dividends declared	$0.48	$0.40	$1.44	$1.20
Weighted-average number of shares outstanding:
Basic	141,485	140,917	141,356	141,453
Diluted	142,122	142,011	142,044	142,601
Performance metrics:
Return on average assets (“ROA”)	1.66%	1.86%	1.83%	1.70%
Return on average common equity (“ROE”)	17.28%	20.30%	19.23%	18.35%
Return on average tangible common equity (“TCE”) (1)	18.65%	22.16%	20.80%	20.04%
Common dividend payout ratio	23.88%	19.33%	22.31%	21.75%
Net interest margin	3.48%	3.68%	3.66%	3.27%
Efficiency ratio (2)	38.92%	34.43%	37.50%	35.98%
Adjusted efficiency ratio (1)	31.18%	31.18%	31.15%	32.98%

At period end:	September 30, 2023	December 31, 2022
Total assets	$68,289,458	$64,112,150
Total loans	$50,911,946	$48,228,074
Total deposits	$55,087,031	$55,967,849
Common shares outstanding at period-end	141,486	140,948
Book value per share	$46.62	$42.46
Tangible book value per share (1)	$43.29	$39.10

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

The Company’s third quarter 2023 net income was $287.7 million, a decrease of $7.6 million or 3%, compared with third quarter 2022 net income of $295.3 million. The decrease was primarily due to higher noninterest expense and provision for credit losses, partially offset by lower income tax expense and higher net interest income during the quarter. Net income for the first nine months of 2023 was $922.2 million, an increase of $130.9 million or 17% compared with first nine months of 2022 net income of $791.3 million. The increase was primarily due to higher net interest income, partially offset by higher noninterest expense and provision for credit losses. Noteworthy items about the Company’s performance for the third quarter and first nine months of 2023 included:

•Net interest income growth and net interest margin. Third quarter 2023 net interest income before provision for credit losses was $570.8 million, an increase of $19.0 million or 3% from the third quarter of 2022. Third quarter 2023 net interest margin of 3.48% was down 20 bps year-over-year. For the first nine months of 2023, net interest income before provision for credit losses was $1.74 billion, an increase of $297.0 million or 21% year-over-year. The net interest margin for the first nine months of 2023 was 3.66%, up 39 bps year-over-year.

•Profitability ratios. Third quarter 2023 ROA, ROE and the return on average TCE of 1.66%, 17.28% and 18.65%, respectively, were down year-over-year by 20 bps, 302 bps and 351 bps, respectively. For the first nine months of 2023, ROA, ROE and the return on average TCE of 1.83%, 19.23% and 20.80%, respectively, all expanded year-over-year by 13 bps, 88 bps and 76 bps, respectively. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Asset growth. Total assets reached $68.29 billion, an increase of $4.18 billion or 7% from December 31, 2022, primarily driven by a $2.68 billion or 6% increase in total loans, and a $1.08 billion or 31% increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily funded with borrowings from the Bank Term Funding Program (“BTFP”).

•Loan growth. Total loans were $50.91 billion as of September 30, 2023, an increase of $2.68 billion or 6% from $48.23 billion as of December 31, 2022. This was primarily driven by growth in CRE and residential mortgage loan segments.

•Strong capital levels. Stockholders’ equity was $6.60 billion or $46.62 per share as of September 30, 2023, both up 10% from $5.98 billion or $42.46 per share as of December 31, 2022. Tangible book value per share of $43.29 as of September 30, 2023, increased $4.19 or 11% from $39.10 as of December 31, 2022. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

The increases in net interest income in the third quarter and the first nine months of 2023, and the increase in net interest margin for the first nine months of 2023, compared with the same prior year periods primarily reflected higher loan yields and increased loan volume, partially offset by a higher cost of interest-bearing deposits. The decrease in net interest margin for the third quarter of 2023, compared with the same prior year period was primarily driven by a higher rate of increase in the cost of interest-bearing deposits, which has more than offset expanding interest-earning asset yields. The changes in yield and rate reflected rising benchmark interest rates.

Average interest-earning assets were $65.05 billion for the third quarter of 2023, an increase of $5.57 billion or 9% from $59.48 billion for the third quarter of 2022. For the first nine months of 2023, the average interest-earning assets were $63.55 billion, an increase of $4.60 billion or 8% from $58.95 billion for the first nine months of 2022. The increases in average interest-earning assets in both periods primarily reflected loan growth, and higher interest-bearing cash and deposits with banks, partially offset by decreases in assets purchased under resale agreements and available-for-sale (“AFS”) debt securities.

The yield on average interest-earning assets for the third quarter of 2023 was 5.87%, an increase of 168 bps from 4.19% for the third quarter of 2022. The yield on average interest-earning assets for the first nine months of 2023 was 5.69%, an increase of 215 bps from 3.54% for the first nine months of 2022. The year-over-year increases in the yield on average interest-earning assets primarily resulted from rising benchmark interest rates.

The average loan yield for the third quarter of 2023 was 6.51%, an increase of 176 bps from 4.75% for the third quarter of 2022. The average loan yield for the first nine months of 2022 was 6.33%, an increase of 220 bps from 4.13% for the first nine months of 2022. The changes in the average loan yield reflected the loan portfolio’s sensitivity to rising benchmark interest rates. Approximately 59% and 62% of loans held-for-investment were variable-rate as of September 30, 2023 and 2022, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $55.20 billion for the third quarter of 2023, which increased $1.15 billion or 2% from $54.05 billion for the third quarter of 2022. For the first nine months of 2023, average deposits were $54.81 billion, an increase of $744.2 million or 1% from $54.07 billion for the first nine months of 2022. Average noninterest-bearing deposits were $16.30 billion for the third quarter of 2023, a decrease of $6.12 billion or 27% from $22.42 billion for the third quarter of 2022. For the first nine months of 2023, average noninterest-bearing deposits were $17.63 billion, a decrease of $5.61 billion or 24% from $23.24 billion for the first nine months of 2022. Average noninterest-bearing deposits made up 30% and 41% of average deposits for the third quarters of 2023 and 2022, respectively, and 32% and 43% for the first nine months of 2023 and 2022, respectively.

The average cost of deposits was 2.43% for the third quarter of 2023, a 192 bps increase from 0.51% for the third quarter of 2022. The average cost of interest-bearing deposits was 3.45% for the third quarter of 2023, a 259 bps increase from 0.86% for the third quarter of 2022. The average cost of deposits was 2.06% for the first nine months of 2023, a 180 bps increase from 0.26% for the first nine months of 2022. The average cost of interest-bearing deposits was 3.03% for the first nine months of 2023, a 258 bps increase from 0.45% for the first nine months of 2022. The year-over-year increases primarily reflected higher rates paid on time deposits, money market and checking deposits in response to the rising interest rate environment.

The average cost of funds calculation includes deposits, short-term borrowings, Federal Home Loan Bank (“FHLB”) advances, assets sold under repurchase agreements (“repurchase agreements”), and long-term debt. For the third quarter of 2023, the average cost of funds was 2.59%, a 204 bps increase from 0.55% for the third quarter of 2022. For the first nine months of 2023, the average cost of funds was 2.21%, a 192 bps increase from 0.29% for the first nine months of 2022. The increases in both periods were mainly driven by the increased cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,392,795	$67,751	4.98%	$2,287,010	$9,080	1.58%
Resale agreements	648,587	4,460	2.73%	1,037,292	6,769	2.59%
AFS debt securities (2)(3)	6,074,119	57,177	3.73%	6,204,729	38,383	2.45%
Held-to-maturity (“HTM”) debt securities (2)	2,967,703	12,601	1.68%	3,017,063	12,709	1.67%
Loans (4)(5)	49,888,862	818,719	6.51%	46,854,541	560,452	4.75%
Restricted equity securities	79,395	1,079	5.39%	78,054	843	4.28%
Total interest-earning assets	$65,051,461	$961,787	5.87%	$59,478,689	$628,236	4.19%
Noninterest-earning assets:
Cash and due from banks	544,939			615,836
Allowance for loan losses	(629,229)			(566,369)
Other assets	3,969,615			3,551,288
Total assets	$68,936,786			$63,079,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$8,080,025	$54,285	2.67%	$6,879,632	$8,493	0.49%
Money market deposits	12,180,806	113,217	3.69%	12,351,571	33,101	1.06%
Savings deposits	2,013,246	4,047	0.80%	2,961,634	2,268	0.30%
Time deposits	16,621,683	166,747	3.98%	9,435,063	25,032	1.05%
Federal funds purchased and other short-term borrowings	4,501,327	49,575	4.37%	211,794	1,177	2.20%
FHLB advances	1	—	—%	86,243	392	1.80%
Repurchase agreements	13,897	193	5.51%	624,821	4,421	2.81%
Long-term debt and finance lease liabilities	152,962	2,910	7.55%	152,565	1,543	4.01%
Total interest-bearing liabilities	$43,563,947	$390,974	3.56%	$32,703,323	$76,427	0.93%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	16,302,296			22,423,633
Accrued expenses and other liabilities	2,465,745			2,179,850
Stockholders’ equity	6,604,798			5,772,638
Total liabilities and stockholders’ equity	$68,936,786			$63,079,444
Interest rate spread			2.31%			3.26%
Net interest income and net interest margin		$570,813	3.48%		$551,809	3.68%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $7.8 million and $16.5 million for the third quarters of 2023 and 2022, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $13.1 million and $12.5 million for the third quarters of 2023 and 2022, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2023 and 2022:

	Nine Months Ended September 30,
	2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,703,843	$164,393	4.67%	$3,175,596	$17,127	0.72%
Resale agreements	659,621	12,932	2.62%	1,588,452	23,705	2.00%
AFS debt securities (2)(3)	6,146,653	166,666	3.63%	6,886,268	106,290	2.06%
HTM debt securities (2)	2,982,284	38,013	1.70%	2,672,797	33,645	1.68%
Loans (4)(5)	48,969,843	2,318,369	6.33%	44,548,520	1,376,978	4.13%
Restricted equity securities	83,013	3,054	4.92%	77,824	2,274	3.91%
Total interest-earning assets	$63,545,257	$2,703,427	5.69%	$58,949,457	$1,560,019	3.54%
Noninterest-earning assets:
Cash and due from banks	578,144			656,772
Allowance for loan losses	(617,381)			(551,818)
Other assets	3,690,570			3,307,207
Total assets	$67,196,590			$62,361,618
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,675,325	$127,030	2.21%	$6,747,711	$13,073	0.26%
Money market deposits	11,295,157	275,738	3.26%	12,526,222	45,196	0.48%
Savings deposits	2,215,102	11,679	0.70%	2,954,098	5,836	0.26%
Time deposits	15,993,669	428,120	3.58%	8,596,728	40,266	0.63%
Federal funds purchased and other short-term borrowings	3,284,663	107,432	4.37%	93,370	1,427	2.04%
FHLB advances	164,836	6,430	5.22%	128,137	1,529	1.60%
Repurchase agreements	45,080	1,456	4.32%	433,340	8,855	2.73%
Long-term debt and finance lease liabilities	152,716	8,122	7.11%	152,259	3,463	3.04%
Total interest-bearing liabilities	$40,826,548	$966,007	3.16%	$31,631,865	$119,645	0.51%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	17,633,922			23,244,247
Accrued expenses and other liabilities	2,324,870			1,719,869
Stockholders’ equity	6,411,250			5,765,637
Total liabilities and stockholders’ equity	$67,196,590			$62,361,618
Interest rate spread			2.53%			3.03%
Net interest income and net interest margin		$1,737,420	3.66%		$1,440,374	3.27%

(1)Annualized.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $24.2 million and $60.3 million for the first nine months of 2023 and 2022, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Include the accretion of net deferred loan fees and amortization of net premiums, which totaled $40.1 million and $36.3 million for the first nine months of 2023 and 2022, respectively.

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

($ in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
	Total Change	Changes Due to		Total Change	Changes Due to
		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$58,671	$22,620	$36,051	$147,266	$11,889	$135,377
Resale agreements	(2,309)	(2,656)	347	(10,773)	(16,691)	5,918
AFS debt securities	18,794	(824)	19,618	60,376	(12,490)	72,866
HTM debt securities	(108)	(209)	101	4,368	3,940	428
Loans	258,267	38,297	219,970	941,391	148,091	793,300
Restricted equity securities	236	15	221	780	160	620
Total interest and dividend income	$333,551	$57,243	$276,308	$1,143,408	$134,899	$1,008,509
Interest-bearing liabilities:
Checking deposits	$45,792	$1,731	$44,061	$113,957	$2,040	$111,917
Money market deposits	80,116	(464)	80,580	230,542	(4,871)	235,413
Savings deposits	1,779	(921)	2,700	5,843	(1,778)	7,621
Time deposits	141,715	30,467	111,248	387,854	59,857	327,997
Federal funds purchased and other short-term borrowings	48,398	46,160	2,238	106,005	102,583	3,422
FHLB advances	(392)	(196)	(196)	4,901	549	4,352
Repurchase agreements	(4,228)	(6,420)	2,192	(7,399)	(10,729)	3,330
Long-term debt and finance lease liabilities	1,367	4	1,363	4,659	10	4,649
Total interest expense	$314,547	$70,361	$244,186	$846,362	$147,661	$698,701
Change in net interest income	$19,004	$(13,118)	$32,122	$297,046	$(12,762)	$309,808

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Lending fees	$20,312	$20,289	0%	$61,799	$59,869	3%
Deposit account fees	22,622	23,636	(4)%	66,610	66,323	0%
Interest rate contracts and other derivative income	11,208	8,761	28%	21,145	29,695	(29)%
Foreign exchange income	12,334	10,083	22%	38,245	34,143	12%
Wealth management fees	5,877	8,903	(34)%	19,070	21,494	(11)%
Net (losses) gains on sales of loans	(12)	2,129	NM	(41)	5,968	NM
Net (losses) gains on AFS debt securities	—	—	—%	(10,000)	1,306	NM
Other investment income	1,751	(580)	NM	7,675	5,910	30%
Other income	2,660	2,331	14%	10,858	9,031	20%
Total noninterest income	$76,752	$75,552	2%	$215,361	$233,739	(8)%

NM — Not meaningful.

Noninterest income comprised 12% and 11% of total revenue for the third quarter and the first nine months of 2023, respectively, compared with 12% and 14% for the third quarter and the first nine months of 2022, respectively. Third quarter 2023 noninterest income of $76.8 million was relatively flat compared with $75.6 million for the same period in 2022. Noninterest income for the first nine months of 2023 was $215.4 million, a decrease of $18.4 million or 8%, compared with $233.7 million for the same period in 2022. This decrease was primarily due to net losses on AFS debt securities, a decrease in interest rate contracts and other derivative income, and net losses on sales of loans, partially offset by an increase in foreign exchange income during the first nine months of 2023.

Interest rate contracts and other derivative income was $11.2 million for the third quarter of 2023, an increase of $2.4 million or 28%, compared with $8.8 million for the same period in 2022. The increase was primarily due to increases in transaction volume and interest received on derivative collateral posted. For the first nine months of 2023, interest rate contracts and other derivative income was $21.1 million, a decrease of $8.6 million or 29%, compared with $29.7 million for the same period in 2022. The decrease was primarily due to lower favorable credit valuation adjustments, partially offset by increases in transaction volume and interest received on derivative collateral posted.

Foreign exchange income was $12.3 million for the third quarter of 2023, an increase of $2.3 million or 22%, compared with $10.1 million for the same period in 2022. This increase was primarily due to higher losses on foreign exchange trades in the prior-year period. For the first nine months of 2023, foreign exchange income was $38.2 million, an increase of $4.1 million or 12% compared with $34.1 million for the same period in 2022. This increase was primarily due to a higher level of gains on foreign exchange trades, partially offset by the unfavorable valuation of certain foreign currency denominated balance sheet items.

Net losses on sales of loans were $12 thousand and $41 thousand for the third quarter and first nine months of 2023, respectively. In comparison, net gains on sales of loans were $2.1 million and $6.0 million for the third quarter and first nine months of 2022, respectively. The year-over-year decreases were primarily due to a higher level of Small Business Administration loan sales in the prior periods.

Net losses on AFS debt securities of $10.0 million for the first nine months of 2023 were due to the write-off of an impaired subordinated debt security during the first quarter of 2023. In comparison, net gains on AFS debt securities were zero and $1.3 million for the third quarter and first nine months of 2022, respectively.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Compensation and employee benefits	$123,153	$127,580	(3)%	$377,744	$357,213	6%
Occupancy and equipment expense	15,353	15,920	(4)%	47,028	46,853	0%
Deposit insurance premiums and regulatory assessments	8,583	4,875	76%	24,755	14,519	71%
Deposit account expense	11,585	6,707	73%	31,753	17,071	86%
Data processing	3,645	3,725	(2)%	10,205	10,876	(6)%
Computer software expense	8,116	6,889	18%	22,955	20,755	11%
Other operating expense	31,885	30,403	5%	102,092	86,243	18%
Amortization of tax credit and other investments	49,694	19,874	150%	115,718	48,753	137%
Total noninterest expense	$252,014	$215,973	17%	$732,250	$602,283	22%

Third quarter 2023 noninterest expense was $252.0 million, an increase of $36.0 million or 17%, compared with $216.0 million for the same period in 2022. The increase in the third quarter of 2023 was primarily due to increases in amortization of tax credit and other investments, deposit account expense, and deposit insurance premiums and regulatory assessments, partially offset by a decrease in compensation and employee benefits. For the first nine months of 2023, noninterest expense was $732.3 million, an increase of $130.0 million or 22%, compared with $602.3 million for the same period in 2022. The increase in the first nine months of 2023 was primarily due to higher amortization of tax credit and other investments, compensation and employee benefits, other operating expense, deposit account expense and deposit insurance premiums and regulatory assessments.

Compensation and employee benefits were $123.2 million for the third quarter of 2023, a decrease of $4.4 million or 3%, compared with $127.6 million for the same period in 2022. The decrease was primarily due to a decrease in temporary staffing and bonus accrual, partially offset by staffing growth. For the first nine months of 2023, compensation and employee benefits were $377.7 million, an increase of $20.5 million or 6%, compared with $357.2 million for the first nine months of 2022. This increase was primarily driven by staffing growth.

Deposit insurance premiums and regulatory assessments were $8.6 million for the third quarter of 2023, an increase of $3.7 million or 76%, compared with $4.9 million for the same period in 2022. For the first nine months of 2023, deposit insurance premiums and regulatory assessments were $24.8 million, an increase of $10.2 million or 71%, compared with $14.5 million for the same period in 2022. These increases were primarily due to a two bps increase in the base deposit insurance assessment rate under the FDIC’s Amended Restoration Plan.

Deposit account expense was $11.6 million for the third quarter of 2023, an increase of $4.9 million or 73%, compared with $6.7 million for the same period in 2022. For the first nine months of 2023, deposit account expense was $31.8 million, an increase of $14.7 million or 86%, compared with $17.1 million for the same period in 2022. These increases were primarily due to an increase in deposit referral fees which were driven by higher interest rates and an increase in insured cash sweep (“ICS”) product fees due to higher deposit balances. Such deposit referral fees are variable fees, sensitive to market rates and paid in lieu of interest on a small portion of the Bank’s deposit balances.

Other operating expense of $31.9 million for the third quarter of 2023, was essentially flat, compared with $30.4 million for the same period in 2022. For the first nine months of 2023, other operating expense was $102.1 million, an increase of $15.8 million or 18%, compared with $86.2 million for the same period in 2022. The increase in the first nine months of 2023 compared with the same period in 2022 was primarily due to higher interest expense paid on cash collateral and an increase in corporate expenses, partially offset by a reduction in foreclosure expenses.

Amortization of tax credit and other investments was $49.7 million for the third quarter of 2023, an increase of $29.8 million or 150%, compared with $19.9 million for the same period in 2022. For the first nine months of 2023, amortization of tax credit and other investments was $115.7 million, an increase of $67.0 million or 137%, compared with $48.8 million for the same period in 2022. The year-over-year increases were largely due to the timing of renewable energy tax credit investments that closed.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Income before income taxes	$353,551	$384,388	(8)%	$1,132,531	$1,023,330	11%
Income tax expense	$65,813	$89,049	(26)%	$210,323	$232,010	(9)%
Effective tax rate	18.6%	23.2%		18.6%	22.7%

Third quarter 2023 income tax expense was $65.8 million and the effective tax rate was 18.6%, compared with third quarter 2022 income tax expense of $89.0 million and an effective tax rate of 23.2%. For the first nine months of 2023, income tax expense was $210.3 million and the effective tax rate was 18.6%, compared with income tax expense of $232.0 million and an effective tax rate of 22.7% for the same period in 2022. The decrease in income tax expense for the third quarter of 2023 compared with the year-ago same period was primarily due to lower pre-tax income and higher tax credits. The decrease in income tax expense for the first nine months of 2023 compared with the first nine months of 2022 was primarily due to higher tax credits. The increases in tax credits in both periods were primarily due to renewable energy tax credit investments.

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

The following tables present the results by operating segment for the periods indicated:

	Three Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
($ in thousands)	2023	2022	2023	2022	2023	2022
Total revenue (loss)	$340,541	$357,230	$286,017	$271,637	$21,007	$(1,506)
Provision for credit losses	1,633	8,974	40,367	18,026	—	—
Noninterest expense	106,626	104,005	87,556	81,386	57,832	30,582
Segment income (loss) before income taxes	232,282	244,251	158,094	172,225	(36,825)	(32,088)
Segment net income (loss)	$164,051	$173,982	$110,182	$122,869	$13,505	$(1,512)

($ in thousands)	Nine Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Other
	2023	2022	2023	2022	2023	2022
Total revenue (loss)	$1,005,427	$908,400	$871,917	$807,787	$75,437	$(42,074)
Provision for credit losses	22,169	14,976	65,831	33,524	—	—
Noninterest expense	327,476	294,395	263,137	235,804	141,637	72,084
Segment income (loss) before income taxes	655,782	599,029	542,949	538,459	(66,200)	(114,158)
Segment net income (loss)	$463,151	$426,695	$383,669	$384,237	$75,388	$(19,612)

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

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$315,409	$326,411	$(11,002)	(3)%
Noninterest income	25,132	30,819	(5,687)	(18)%
Total revenue	340,541	357,230	(16,689)	(5)%
Provision for credit losses	1,633	8,974	(7,341)	(82)%
Noninterest expense	106,626	104,005	2,621	3%
Segment income before income taxes	232,282	244,251	(11,969)	(5)%
Income tax expense	68,231	70,269	(2,038)	(3)%
Segment net income	$164,051	$173,982	$(9,931)	(6)%
Average loans	$18,215,015	$16,405,433	$1,809,582	11%
Average deposits	$33,755,409	$33,271,717	$483,692	1%

($ in thousands)	Nine Months Ended September 30,
			Change from 2022
	2023	2022	$	%
Net interest income before provision for credit losses	$927,173	$823,998	$103,175	13%
Noninterest income	78,254	84,402	(6,148)	(7)%
Total revenue	1,005,427	908,400	97,027	11%
Provision for credit losses	22,169	14,976	7,193	48%
Noninterest expense	327,476	294,395	33,081	11%
Segment income before income taxes	655,782	599,029	56,753	9%
Income tax expense	192,631	172,334	20,297	12%
Segment net income	$463,151	$426,695	$36,456	9%
Average loans	$17,653,442	$15,448,874	$2,204,568	14%
Average deposits	$33,622,756	$33,272,271	$350,485	1%

Consumer and Business Banking segment net income decreased by $9.9 million or 6% year-over-year to $164.1 million for the third quarter of 2023. This decrease was primarily driven by decreases in net interest income and noninterest income, partially offset by a decrease in provision for credit losses. Net interest income before provision for credit losses decreased by $11.0 million or 3% year-over-year to $315.4 million for the third quarter of 2023. This decrease was primarily driven by an increase in loan FTP charges due to the year-over-year increase in market rates. Noninterest income decreased by $5.7 million or 18% to $25.1 million for the third quarter of 2023, mainly due to decreases in wealth management fees and deposit account fees.

Net income in this segment increased by $36.5 million or 9% year-over-year to $463.2 million for the first nine months of 2023. This increase was primarily driven by an increase in net interest income, partially offset by higher noninterest expense and income tax expense. Net interest income before provision for credit losses increased by $103.2 million or 13% year-over-year to $927.2 million for the first nine months of 2023. This increase was primarily driven by higher deposit FTP credits due to the year-over-year increase in market rates. Noninterest expense increased by $33.1 million or 11% year-over-year to $327.5 million for the first nine months of 2023, reflecting higher allocated corporate overhead expenses, compensation and employee benefits expense, deposit insurance premium and regulatory assessments, and deposit account expense.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$242,345	$222,996	$19,349	9%
Noninterest income	43,672	48,641	(4,969)	(10)%
Total revenue	286,017	271,637	14,380	5%
Provision for credit losses	40,367	18,026	22,341	124%
Noninterest expense	87,556	81,386	6,170	8%
Segment income before income taxes	158,094	172,225	(14,131)	(8)%
Income tax expense	47,912	49,356	(1,444)	(3)%
Segment net income	$110,182	$122,869	$(12,687)	(10)%
Average loans	$31,673,847	$30,449,108	$1,224,739	4%
Average deposits	$18,176,331	$16,627,353	$1,548,978	9%

($ in thousands)	Nine Months Ended September 30,
			Change from 2022
	2023	2022	$	%
Net interest income before provision for credit losses	$742,108	$662,037	$80,071	12%
Noninterest income	129,809	145,750	(15,941)	(11)%
Total revenue	871,917	807,787	64,130	8%
Provision for credit losses	65,831	33,524	32,307	96%
Noninterest expense	263,137	235,804	27,333	12%
Segment income before income taxes	542,949	538,459	4,490	1%
Income tax expense	159,280	154,222	5,058	3%
Segment net income	$383,669	$384,237	$(568)	0%
Average loans	$31,316,401	$29,099,646	$2,216,755	8%
Average deposits	$17,419,190	$17,296,919	$122,271	1%

Commercial Banking segment net income decreased by $12.7 million or 10% year-over-year to $110.2 million for the third quarter of 2023. This decrease was due to higher provision for credit losses and noninterest expense and lower noninterest income, partially offset by higher net interest income. Net interest income before provision for credit losses increased $19.4 million or 9% year-over-year to $242.3 million for the third quarter of 2023. This increase was primarily due to higher loan interest income from commercial loan growth, partially offset by higher interest expense due to interest-bearing deposit growth. Noninterest income decreased by $5.0 million or 10% year-over-year to $43.7 million for the third quarter of 2023, mainly due to a decrease in foreign exchange income. Provision for credit losses increased $22.3 million or 124% year-over-year to $40.4 million for the third quarter of 2023, primarily driven by commercial loan growth as well as the current economic outlook. Noninterest expense increased $6.2 million or 8% year-over-year to $87.6 million for the third quarter of 2023, primarily due to higher deposit account expense.

Net income in this segment decreased by $568 thousand to $383.7 million for the first nine months of 2023. This decrease reflected higher provision for credit losses and noninterest expense and lower noninterest income, partially offset by higher net interest income. Net interest income before provision for credit losses increased $80.1 million or 12% year-over-year to $742.1 million for the first nine months of 2023. This increase was primarily due to higher loan interest income from commercial loan growth. Noninterest income decreased by $15.9 million or 11% year-over-year to $129.8 million for the first nine months of 2023, mainly due to decreases in interest rate contracts and other derivative income, net gains on sales of loans, and foreign exchange income. Provision for credit losses increased $32.3 million or 96% year-over-year to $65.8 million for the first nine months of 2023, primarily driven by commercial loan growth as well as the current economic outlook. Noninterest expense increased $27.3 million or 12% year-over-year to $263.1 million for the first nine months of 2023, primarily due to higher deposit account expense, allocated corporate overhead expenses and compensation and employee benefits.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2022
($ in thousands)	2023	2022	$	%
Net interest income before provision for credit losses	$13,059	$2,402	$10,657	444%
Noninterest income (loss)	7,948	(3,908)	11,856	303%
Total revenue (loss)	21,007	(1,506)	22,513	NM
Noninterest expense	57,832	30,582	27,250	89%
Segment loss before income taxes	(36,825)	(32,088)	(4,737)	(15)%
Income tax benefit	(50,330)	(30,576)	(19,754)	65%
Segment net income (loss)	$13,505	$(1,512)	$15,017	NM
Average deposits	$3,266,316	$4,152,463	$(886,147)	(21)%

($ in thousands)	Nine Months Ended September 30,
			Change from 2022
	2023	2022	$	%
Net interest income (loss) before provision for credit losses	$68,139	$(45,661)	$113,800	249%
Noninterest income	7,298	3,587	3,711	103%
Total revenue (loss)	75,437	(42,074)	117,511	279%
Noninterest expense	141,637	72,084	69,553	96%
Segment loss before income taxes	(66,200)	(114,158)	47,958	42%
Income tax benefit	(141,588)	(94,546)	(47,042)	50%
Segment net income (loss)	$75,388	$(19,612)	$95,000	484%
Average deposits	$3,771,229	$3,499,816	$271,413	8%

The Other segment reported segment loss before income taxes of $36.8 million and segment net income of $13.5 million, reflecting an income tax benefit of $50.3 million, for the third quarter of 2023. The increase in segment loss before income taxes was primarily driven by higher noninterest expense, partially offset by increases in noninterest income and net interest income. The $10.7 million increase in net interest income before provision for credit losses for the third quarter of 2023 was primarily driven by higher investment interest income due to a balance increase in interest-bearing cash and deposits with banks and higher yields on debt securities and interest-bearing cash and deposits with banks, partially offset by higher costs of interest-bearing deposits and borrowings. Noninterest income increased by $11.9 million for the third quarter of 2023, mainly due to an increase in foreign exchange income. Noninterest expense increased $27.3 million for the third quarter of 2023, primarily due to the timing of investments that closed.

For the first nine months of 2023, the Other segment reported segment loss before income taxes of $66.2 million and segment net income of $75.4 million, reflecting an income tax benefit of $141.6 million. The decrease in segment loss before income taxes was primarily due to higher net interest income, partially offset by higher noninterest expense. The $113.8 million increase in net interest income before provision for credit losses for the first nine months of 2023 was primarily driven by higher investment interest income due to higher yields on interest-bearing cash and deposits with banks, and debt securities, and a higher FTP spread income absorbed by the Other segment, partially offset by higher costs of interest-bearing deposits and borrowings. Noninterest expense increased $69.6 million for the first nine months of 2023, reflecting the timing of investments that closed.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of September 30, 2023 and December 31, 2022, and by credit ratings as of September 30, 2023:

	September 30, 2023			December 31, 2022			Ratings as of September 30, 2023 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$974,615	$904,101	15%	$676,306	$606,203	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	512,712	447,464	7%	517,806	461,607	8%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,528,370	2,156,674	36%	2,588,446	2,262,464	37%	100%	—%	—%	—%	—%
Municipal securities	301,408	243,556	4%	303,884	257,099	4%	97%	—%	—%	—%	3%
Non-agency mortgage-backed securities	1,106,125	936,107	15%	1,209,714	1,047,553	17%	81%	—%	—%	—%	19%
Corporate debt securities	653,501	475,434	8%	673,502	526,274	9%	—%	31%	65%	4%	—%
Foreign government bonds	237,531	222,790	4%	241,165	227,053	4%	47%	53%	—%	—%	—%
Asset-backed securities	44,819	43,757	1%	51,152	49,076	1%	100%	—%	—%	—%	—%
Collateralized loan obligations	617,250	609,954	10%	617,250	597,664	10%	96%	4%	—%	—%	—%
Total AFS debt securities	$6,976,331	$6,039,837	100%	$6,879,225	$6,034,993	100%	87%	5%	5%	—%	3%
HTM debt securities:
U.S. Treasury securities	$528,169	$470,618	20%	$524,081	$471,469	19%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,298	752,291	33%	998,972	789,412	32%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,245,675	949,564	41%	1,289,106	1,042,310	43%	100%	—%	—%	—%	—%
Municipal securities	189,093	135,575	6%	189,709	151,980	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,964,235	$2,308,048	100%	$3,001,868	$2,455,171	100%	100%	—%	—%	—%	—%
Total debt securities	$9,940,566	$8,347,885		$9,881,093	$8,490,164

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

As of September 30, 2023, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.8 and 7.7, respectively, compared with 4.1 and 8.0, respectively, as of December 31, 2022. The modest decreases in both the AFS and HTM effective durations were due to the portfolio seasoning and reduced variation of optionality under the current interest rate environment.

Available-for-Sale Debt Securities

As of September 30, 2023, the fair value of the AFS debt securities portfolio was relatively unchanged at $6.04 billion from December 31, 2022. The Company’s AFS debt securities are carried at fair value with noncredit-related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $936.5 million as of September 30, 2023, compared with $844.2 million as of December 31, 2022.

As of both September 30, 2023 and December 31, 2022, 97% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both September 30, 2023 and December 31, 2022. There was no allowance for credit losses provided against the AFS debt securities as of each of September 30, 2023 and December 31, 2022. Additionally, there were no credit losses recognized in earnings for both the third quarter and first nine months of 2023 and 2022.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both September 30, 2023 and December 31, 2022.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2022 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of commercial and industrial (“C&I”), CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $50.91 billion as of September 30, 2023, an increase of $2.70 billion or 6% from $48.20 billion as of December 31, 2022. This growth was primarily driven by increases of $1.30 billion or 7% in total CRE loans and $1.27 billion or 9% in total residential mortgage loans. The composition of the loan portfolio as of September 30, 2023 was similar to the composition as of December 31, 2022.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$15,864,042	31%	$15,711,095	33%
CRE:
CRE	14,667,378	29%	13,857,870	29%
Multifamily residential	4,900,097	10%	4,573,068	9%
Construction and land	798,190	2%	638,420	1%
Total CRE	20,365,665	41%	19,069,358	39%
Total commercial	36,229,707	72%	34,780,453	72%
Consumer:
Residential mortgage:
Single-family residential	12,836,558	25%	11,223,027	23%
HELOCs	1,776,665	3%	2,122,655	5%
Total residential mortgage	14,613,223	28%	13,345,682	28%
Other consumer	64,254	0%	76,295	0%
Total consumer	14,677,477	28%	13,421,977	28%
Total loans held-for-investment (1)	50,907,184	100%	48,202,430	100%
Allowance for loan losses	(655,523)		(595,645)
Loans held-for-sale (2)	4,762		25,644
Total loans, net	$50,256,423		$47,632,429

(1)Includes $72.0 million and $70.4 million comprising unamortized deferred and unearned fees, net of premiums as of September 30, 2023 and December 31, 2022, respectively.
(2)Consists of C&I loans as of both September 30, 2023 and December 31, 2022.

Commercial

The commercial loan portfolio comprised 72% of total loans as of both September 30, 2023 and December 31, 2022. The Company actively monitors the commercial lending portfolio for elevated levels of credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $24.30 billion as of September 30, 2023, an increase of $1.52 billion or 7% from $22.78 billion as of December 31, 2022. Total C&I loans were $15.86 billion as of September 30, 2023, an increase of $152.9 million or 1% from $15.71 billion as of December 31, 2022, with a utilization rate of 65% as of September 30, 2023, compared with 69% as of December 31, 2022. Total C&I loans made up 31% and 33% of total loans held-for-investment as of September 30, 2023 and December 31, 2022, respectively. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $768.3 million and $855.9 million as of September 30, 2023 and December 31, 2022, respectively. The majority of the C&I loans had variable interest rates as of both September 30, 2023 and December 31, 2022.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Private equity	$2,422,674	15%	Private equity	$2,238,723	14%
Media & entertainment	1,794,897	11%	Media & entertainment	1,841,719	12%
Real estate investment & management	1,383,773	9%	Real estate investment & management	1,272,169	8%
Manufacturing & wholesale	900,674	6%	Manufacturing & wholesale	1,091,933	7%
Infrastructure & clean energy	878,025	6%	Infrastructure & clean energy	820,095	5%
Tech & telecom	668,514	4%	Food production & distribution	738,636	5%
Food production & distribution	648,224	4%	Tech & telecom	618,719	4%
Hospitality & leisure	597,753	4%	Hospitality & leisure	562,234	4%
Oil & gas	574,966	4%	Oil & gas	519,784	3%
Healthcare services	377,434	2%	Consumer goods	425,214	3%
All other C&I	5,617,108	35%	All other C&I	5,581,869	35%
Total C&I	$15,864,042	100%	Total C&I	$15,711,095	100%

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $20.37 billion as of September 30, 2023, which grew $1.30 billion or 7% from $19.07 billion as of December 31, 2022, and accounted for 41% of total loans held-for-investment as of September 30, 2023, compared with 39% as of December 31, 2022. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The increase in total CRE loans was driven by well-diversified growth across our major property types, partially offset by a decrease in office CRE loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including: property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3.0 million as of September 30, 2023, compared with $2.8 million as of December 31, 2022. The following table summarizes the Company’s total CRE loans by property type as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$4,900,097	24%	$4,573,068	24%
Retail (1)	4,250,593	21%	4,075,768	22%
Industrial (1)	3,947,570	19%	3,617,086	19%
Hotel (1)	2,339,435	12%	2,085,910	11%
Office (1)	2,285,846	11%	2,522,554	13%
Healthcare (1)	836,882	4%	796,577	4%
Construction and land	798,190	4%	638,420	3%
Other (1)	1,007,052	5%	759,975	4%
Total CRE loans	$20,365,665	100%	$19,069,358	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 51% as of both September 30, 2023 and December 31, 2022. Weighted average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 91% of total CRE loans had an LTV ratio of 65% or lower as of September 30, 2023, compared with 90% as of December 31, 2022.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2023 and December 31, 2022. The distribution of the total CRE loan portfolio reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	September 30, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,552,830	51%	$2,296,539	47%	$297,311	37%	$10,146,680	50%
Northern California	2,729,784	19%	988,375	20%	246,404	31%	3,964,563	19%
California	10,282,614	70%	3,284,914	67%	543,715	68%	14,111,243	69%
Texas	1,111,775	8%	445,144	9%	20,720	3%	1,577,639	8%
New York	696,583	5%	261,433	5%	76,786	10%	1,034,802	5%
Washington	488,814	3%	165,257	4%	18,592	2%	672,663	3%
Arizona	357,997	2%	149,327	3%	28,496	3%	535,820	3%
Nevada	237,442	2%	106,843	2%	32,213	4%	376,498	2%
Other markets	1,492,153	10%	487,179	10%	77,668	10%	2,057,000	10%
Total loans	$14,667,378	100%	$4,900,097	100%	$798,190	100%	$20,365,665	100%

	December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,233,902	52%	$2,215,632	48%	$222,425	35%	$9,671,959	51%
Northern California	2,798,840	20%	890,002	20%	235,732	37%	3,924,574	20%
California	10,032,742	72%	3,105,634	68%	458,157	72%	13,596,533	71%
Texas	1,150,401	8%	410,872	9%	2,153	0%	1,563,426	8%
New York	682,096	5%	221,253	5%	99,595	16%	1,002,944	5%
Washington	449,423	3%	173,611	4%	15,557	2%	638,591	3%
Arizona	291,114	2%	95,460	2%	297	0%	386,871	2%
Nevada	159,092	1%	108,060	2%	30,673	5%	297,825	2%
Other markets	1,093,002	9%	458,178	10%	31,988	5%	1,583,168	9%
Total loans	$13,857,870	100%	$4,573,068	100%	$638,420	100%	$19,069,358	100%

As 69% and 71% of total CRE loans were concentrated in California as of September 30, 2023 and December 31, 2022, respectively, changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2022 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.67 billion as of September 30, 2023, compared with $13.86 billion as of December 31, 2022, and accounted for 29% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of September 30, 2023, 60% of our CRE portfolio was variable rate, of which 50% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 65% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both September 30, 2023 and December 31, 2022. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $4.90 billion as of September 30, 2023, compared with $4.57 billion as of December 31, 2022, and accounted for 10% and 9% of total loans held-for-investment as of September 30, 2023 and December 31, 2022, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of September 30, 2023, 54% of our multifamily residential loan portfolio was variable rate, of which 39% had customer-level interest rate derivative contracts in place. These are hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank's own exposure remained variable rate. In comparison, as of December 31, 2022, 57% of our multifamily residential loan portfolio was variable rate, of which 34% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $798.2 million as of September 30, 2023, compared with $638.4 million as of December 31, 2022, and accounted for 2% and 1% of total loans held-for-investment as of September 30, 2023 and December 31, 2022, respectively. Construction loan exposure was made up of $655.2 million in loans outstanding, plus $699.0 million in unfunded commitments as of September 30, 2023, compared with $536.8 million in loans outstanding, plus $611.4 million in unfunded commitments as of December 31, 2022. Land loans totaled $143.0 million as of September 30, 2023, compared with $101.7 million as of December 31, 2022.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of September 30, 2023 and December 31, 2022. The average total residential loan size was $436 thousand and $434 thousand as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,750,136	37%	$819,560	46%	$5,569,696	38%
Northern California	1,560,454	12%	387,532	22%	1,947,986	13%
California	6,310,590	49%	1,207,092	68%	7,517,682	51%
New York	4,274,703	33%	252,036	14%	4,526,739	31%
Washington	688,842	6%	195,881	11%	884,723	6%
Massachusetts	366,793	3%	70,672	4%	437,465	3%
Georgia	401,471	3%	16,822	1%	418,293	3%
Nevada	377,730	3%	32,665	2%	410,395	3%
Texas	400,214	3%	—	—%	400,214	3%
Other markets	16,215	0%	1,497	0%	17,712	0%
Total	$12,836,558	100%	$1,776,665	100%	$14,613,223	100%
Lien priority:
First mortgage	$12,836,558	100%	$1,412,482	80%	$14,249,040	98%
Junior lien mortgage	—	—%	364,183	20%	364,183	2%
Total	$12,836,558	100%	$1,776,665	100%	$14,613,223	100%

	December 31, 2022
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,142,623	37%	$959,632	45%	$5,102,255	38%
Northern California	1,294,721	11%	492,921	23%	1,787,642	14%
California	5,437,344	48%	1,452,553	68%	6,889,897	52%
New York	3,964,779	35%	286,285	14%	4,251,064	32%
Washington	632,892	6%	236,434	11%	869,326	7%
Massachusetts	299,051	3%	85,590	4%	384,641	3%
Georgia	303,615	3%	21,493	1%	325,108	2%
Texas	316,771	3%	—	—%	316,771	2%
Nevada	253,702	2%	40,300	2%	294,002	2%
Other markets	14,873	0%	—	—%	14,873	0%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%
Lien priority:
First mortgage	$11,223,027	100%	$1,770,741	83%	$12,993,768	97%
Junior lien mortgage	—	—%	351,914	17%	351,914	3%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $12.84 billion or 25% of total loans held-for-investment as of September 30, 2023, compared with $11.22 billion or 23% of total loans held-for-investment as of December 31, 2022. Single-family residential loans increased $1.61 billion or 14% from December 31, 2022, primarily driven by organic growth in mortgages and residential properties in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both September 30, 2023 and December 31, 2022. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 53% as of both dates. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.31 billion as of September 30, 2023, a decrease of $190.5 million or 3% from $5.50 billion as of December 31, 2022, with a utilization rate of 33% as of September 30, 2023, compared with 39% as of December 31, 2022. A majority of unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.78 billion or 3% of total loans held-for-investment as of September 30, 2023, compared with $2.12 billion or 5% of total loans held-for-investment as of December 31, 2022. HELOCs outstanding decreased $346.0 million or 16% from December 31, 2022. The Company was in a first lien position for 80% and 83% of total outstanding HELOCs as of September 30, 2023 and December 31, 2022, respectively. The weighted-average LTV ratio was 48% on HELOC commitments as of September 30, 2023, compared with 49% as of December 31, 2022. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. For junior lien home equity loans, combined LTV ratios are used for junior lien home equity products. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both September 30, 2023 and December 31, 2022.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$543,497	1%	$911,784	1%
Interest-bearing deposits with banks	$—	—%	$28,772	0%
AFS debt securities (1)	$579,226	1%	$281,804	0%
Loans held-for-investment (2)	$862,116	1%	$968,450	2%
Total assets	$1,995,583	3%	$2,212,606	3%
Subsidiary bank in China:
Cash and cash equivalents	$603,667	1%	$556,656	1%
AFS debt securities (3)	$118,523	0%	$122,053	0%
Loans held-for-investment (2)	$1,301,045	2%	$1,170,437	2%
Total assets	$2,016,267	3%	$1,836,811	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both September 30, 2023 and December 31, 2022.
(2)Primarily comprised of C&I loans as of both September 30, 2023 and December 31, 2022.
(3)Comprised of foreign government bonds as of both September 30, 2023 and December 31, 2022.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarters and first nine months of 2023 and 2022:

($ in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$13,906	2%	$14,296	2%	$41,479	2%	$32,405	2%
Subsidiary Bank in China:
Total revenue	$6,788	1%	$11,616	2%	$26,098	1%	$30,652	2%

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

The Company’s stockholders’ equity was $6.60 billion as of September 30, 2023, an increase of $612.1 million or 10% from $5.98 billion as of December 31, 2022. The increase in the Company’s stockholders’ equity was primarily due to $922.2 million of net income, partially offset by $205.7 million of common dividends declared and $109.7 million of other comprehensive loss. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $46.62 as of September 30, 2023, an increase of 10% from $42.46 per share as of December 31, 2022, primarily as a result of the factors described above. Tangible book value per share was $43.29 as of September 30, 2023, compared with $39.10 as of December 31, 2022. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly common stock cash dividend of $0.48 and $0.40 per share during the third quarters of 2023 and 2022, respectively. In October 2023, the Company’s Board of Directors declared fourth quarter 2023 cash dividend of $0.48 per share. The dividend is payable on November 15, 2023, to stockholders of record as of November 1, 2023. In addition, the Company publicly announced in October 2023, that the Board approved the resumption of share repurchases under the previously authorized stock repurchase plan of $500.0 million of the Company’s common stock, of which $254.0 million was available as of September 30, 2023.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funding as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$16,169,072	29%	$21,051,090	38%	$(4,882,018)	(23)%
Interest-bearing checking	7,689,289	14%	6,672,165	12%	1,017,124	15%
Money market	12,613,827	23%	12,265,024	22%	348,803	3%
Savings	1,963,766	4%	2,649,037	4%	(685,271)	(26)%
Time deposits	16,651,077	30%	13,330,533	24%	3,320,544	25%
Total deposits	$55,087,031	100%	$55,967,849	100%	$(880,818)	(2)%
Other Funds:
Short-term borrowings	$4,500,000	97%	$—	—%	$4,500,000	100%
Repurchase agreements	—	—%	300,000	67%	(300,000)	(100)%
Long-term debt	148,173	3%	147,950	33%	223	0%
Total other funds	$4,648,173	100%	$447,950	100%	$4,200,223	NM
Total sources of funds	$59,735,204		$56,415,799		$3,319,405	6%

NM — Not meaningful.

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, the Company’s deposit base is seasoned, stable and well-diversified. The following chart presents the Company’s deposits by customer segment as of September 30, 2023 and December 31, 2022.

Total deposits were $55.09 billion as of September 30, 2023, a decrease of $880.8 million or 2% from $55.97 billion as of December 31, 2022. The decrease in deposits was primarily driven by lower brokered deposits, partially offset by an increase in customer deposits. The Company paid down a portion of its brokered deposits as of September 30, 2023, which decreased the percentage of brokered deposits to total deposits to 4% from 6% as of December 31, 2022. Noninterest-bearing demand deposits comprised 29% and 38% of total deposits as of September 30, 2023 and December 31, 2022, respectively.

Uninsured deposits represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit. The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting. Total uninsured deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call report were $26.46 billion and $31.04 billion as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes the Company’s uninsured deposits information as of September 30, 2023 and December 31, 2022, after certain adjustments:

($ in thousands)		September 30, 2023	December 31, 2022
Uninsured deposits, per regulatory reporting requirements		$26,464,794	$31,036,308
Less: Collateralized deposits		(3,826,088)	(3,780,329)
Affiliate deposits		(318,804)	(352,977)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$22,319,902	$26,903,002

Total domestic deposits	(b)	$52,602,805	$53,225,764
Uninsured deposits, excluding collateralized and affiliate deposits ratio	(a) / (b)	42%	51%

Management believes that presenting uninsured deposits excluding collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that the collateralized deposits are secured, and the affiliate deposits are not customer-facing and are eliminated in consolidation. The Company’s domestic uninsured deposits, excluding collateralized and affiliate deposits ratio improved to 42% as of September 30, 2023, compared with 51% as of December 31, 2022. The Company offers an ICS product that allows customers to insure deposits above FDIC insurance limits. Increasing customer demand for the ICS product has contributed to the improvement in the uninsured deposits, excluding collateralized and affiliate deposits ratio.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity at Item 2. MD&A — Liquidity Risk Management — Liquidity in this Form 10-Q.

Other Sources of Funding

The Company had $4.50 billion of short-term borrowings outstanding as of September 30, 2023, consisting of funds borrowed from the BTFP in March 2023. These borrowings were more cost effective than other borrowing sources and have a positive carry as cash placed at the Federal Reserve Bank. There were no short-term borrowings outstanding as of December 31, 2022. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the BTFP and the Company’s related borrowings.

Repurchase agreements were $300.0 million as of December 31, 2022. The Company extinguished $300.0 million of repurchase agreements during the first quarter of 2023. The Company recorded $3.9 million of charges related to the extinguishment of repurchase agreements during the first nine months of 2023. For additional details, see Note 4 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q.

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

The Company adopted Accounting Standards Update 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of September 30, 2023 reflect a delay of 50% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2023		December 31, 2022
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	13.3%	12.9%	12.7%	12.5%	4.5%	7.0%	6.5%
Tier 1 capital (1)	13.3%	12.9%	12.7%	12.5%	6.0%	8.5%	8.0%
Total capital	14.7%	14.1%	14.0%	13.5%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.2%	9.8%	9.8%	9.7%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply only to the Bank since there is no Common Equity Tier 1 capital component or Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both September 30, 2023 and December 31, 2022, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $52.95 billion as of September 30, 2023, an increase of $2.91 billion from $50.04 billion as of December 31, 2022. The increase in the risk-weighted assets was due to growth across all major loan portfolios.

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

The Risk Oversight Committee of the Board of Directors monitors the ERM program through such identified risk categories and provides oversight of the Company’s risk appetite and control environment. The Risk Oversight Committee provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the direction of the Risk Oversight Committee, management committees apply targeted strategies to manage the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of Internal Audit and Independent Asset Review (“IAR”), Internal Audit reports to the Chief Audit Executive (“CAE”) who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Board’s Risk Oversight Committee (“ROC”). IAR provides management and the ROC with an objective and independent assessment of the Bank’s credit profile and credit risk management process. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The Risk Oversight Committee has primary oversight responsibility for identified enterprise risk categories including credit risk. The Risk Oversight Committee monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the Risk Oversight Committee. Reporting directly to the Board’s Risk Oversight Committee, the IAR function provides additional support to the Company’s strong credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and audit monitoring process.

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

The following table presents the Company’s criticized loans as of September 30, 2023 and December 31, 2022:

			Change
($ in thousands)	September 30, 2023	December 31, 2022	$	%
Criticized loans:
Special mention loans	$483,428	$468,471	$14,957	3%
Classified loans (1)	538,258	427,509	110,749	26%
Total criticized loans (2)	$1,021,686	$895,980	$125,706	14%

Special mention loans to loans held-for-investment	0.95%	0.97%
Classified loans to loans held-for-investment	1.06%	0.89%
Criticized loans to loans held-for-investment	2.01%	1.86%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $103.7 million or 0.15% of total assets as of September 30, 2023, an increase of $3.9 million or 4%, compared with $99.8 million or 0.16% of total assets as of December 31, 2022.

The following table presents nonperforming assets information as of September 30, 2023 and December 31, 2022:

			Change
($ in thousands)	September 30, 2023	December 31, 2022	$	%
Commercial:
C&I	$49,147	$50,428	$(1,281)	(3)%
CRE:
CRE	610	23,244	(22,634)	(97)%
Multifamily residential	4,680	169	4,511	NM
Construction and land	11,141	—	11,141	100%
Total CRE	16,431	23,413	(6,982)	(30)%
Consumer:
Residential mortgage:
Single-family residential	24,784	14,240	10,544	74%
HELOCs	13,202	11,346	1,856	16%
Total residential mortgage	37,986	25,586	12,400	48%
Other consumer	136	99	37	37%
Total nonaccrual loans	103,700	99,526	4,174	4%
OREO, net	—	270	(270)	(100)%
Total nonperforming assets	$103,700	$99,796	$3,904	4%
Nonperforming assets to total assets	0.15%	0.16%
Nonaccrual loans to loans held-for-investment	0.20%	0.21%
Allowance for loan losses to nonaccrual loans	632.13%	598.48%

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

Nonaccrual loans were $103.7 million as of September 30, 2023, compared with $99.8 million as of December 31, 2022. Increases in construction, multifamily and single-family residential nonaccrual loans were predominantly offset by sales of CRE nonaccrual loans. As of September 30, 2023, $40.6 million or 39% of nonaccrual loans were less than 90 days delinquent. In comparison, $68.3 million or 69% of nonaccrual loans were less than 90 days delinquent as of December 31, 2022.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2023 and December 31, 2022:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	September 30, 2023	December 31, 2022	$	%	September 30, 2023	December 31, 2022
Commercial:
C&I	$33,427	$9,355	$24,072	257%	0.21%	0.06%
CRE:
CRE	2,538	14,185	(11,647)	(82)%	0.02%	0.10%
Multifamily residential	1,083	1,000	83	8%	0.02%	0.02%
Total CRE	3,621	15,185	(11,564)	(76)%	0.02%	0.08%
Total commercial	37,048	24,540	12,508	51%	0.10%	0.07%
Consumer:
Residential mortgage:
Single-family residential	40,113	25,653	14,460	56%	0.31%	0.23%
HELOCs	16,622	8,786	7,836	89%	0.94%	0.41%
Total residential mortgage	56,735	34,439	22,296	65%	0.39%	0.26%
Other consumer	126	3,192	(3,066)	(96)%	0.20%	4.18%
Total consumer	56,861	37,631	19,230	51%	0.39%	0.28%
Total	$93,909	$62,171	$31,738	51%	0.18%	0.13%

(1)There were no accruing loans past due 90 days or more as of both September 30, 2023 and December 31, 2022.

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

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$383,677	31%	$371,700	33%
CRE:
CRE	178,040	29%	149,864	29%
Multifamily residential	24,162	10%	23,373	10%
Construction and land	9,216	2%	9,109	1%
Total CRE	211,418	41%	182,346	40%
Total commercial	595,095	72%	554,046	73%
Consumer:
Residential mortgage:
Single-family residential	54,930	25%	35,564	23%
HELOCs	3,795	3%	4,475	4%
Total residential mortgage	58,725	28%	40,039	27%
Other consumer	1,703	0%	1,560	0%
Total consumer	60,428	28%	41,599	27%
Total allowance for loan losses	$655,523	100%	$595,645	100%
Allowance for unfunded credit commitments	$33,589		$26,264
Total allowance for credit losses	$689,112		$621,909
Loans held-for-investment	$50,907,184		$48,202,430
Allowance for loan losses to loans held-for-investment	1.29%		1.24%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average loans held-for-investment	$49,888,205	$46,845,030	$48,966,981	$44,544,863
Annualized net charge-offs to average loans held-for-investment	0.14%	0.06%	0.07%	0.02%

Third quarter of 2023 net charge-offs were $18.1 million, or annualized 0.14% of average loans held-for-investment, compared with net charge-offs of $6.6 million, or annualized 0.06% of average loans held-for-investment for the third quarter of 2022. Net charge-offs in the first nine months of 2023 were $26.3 million or annualized 0.07% of average loans held-for-investment, compared with $8.3 million or annualized 0.02% of average loans held-for-investment for the first nine months of 2022. The increases in net charge-offs in both periods were primarily driven by higher losses in the construction and land portfolio and the CRE portfolio, as well as lower recoveries in the C&I portfolio. These increases were partially offset by lower charge-offs in the multifamily residential portfolio.

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

The Board of Directors’ Risk Oversight Committee has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West on a stand-alone basis to ensure that the Company can serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports on the Company’s liquidity position relative to policy limits and guidelines to the Board of Directors. The Company’s liquidity management practices have been effective under normal operating and stressed market conditions.

The Company also maintains a Liquidity Contingency Plan to detect early-warning indicators of liquidity problems and provide timely response. The Liquidity Contingency Plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified liquidity problem. Management monitors the early-warning indicators defined in the Liquidity Contingency Plan, which are categorized according to their relevance to liquidity, ratings, market conditions, credit performance, or financial performance. Other indicators can include company specific or systemic events, as well as market speculation, rumors about the Company, or the banking industry in general. When early-warning signals are detected, the ALCO is informed, and the problem is evaluated for severity. The ALCO will determine the course of action and appropriate contingency funding sources, if any, that are needed.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $55.09 billion as of September 30, 2023, compared with $55.97 billion as of December 31, 2022. The Company’s loan-to-deposit ratio was 92% as of September 30, 2023, compared with 86% as of December 31, 2022.

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

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and borrowing capacity as of September 30, 2023 and December 31, 2022:

			Change
($ in thousands)	September 30, 2023	December 31, 2022	$	%
Cash and cash equivalents	$4,561,178	$3,481,784	$1,079,394	31%
Interest-bearing deposits with banks	17,213	139,021	(121,808)	(88)%
Borrowing capacity:
FHLB	13,715,609	12,773,996	941,613	7%
FRBSF	8,480,896	2,049,048	6,431,848	314%
Unpledged available securities	1,806,702	6,939,591	(5,132,889)	(74)%
Federal funds facility	946,000	1,136,000	(190,000)	(17)%
Total	$29,527,598	$26,519,440	$3,008,158	11%

The Company’s total cash and cash equivalents and borrowing capacity totaled $29.53 billion as of September 30, 2023, compared with $26.52 billion as of December 31, 2022. The increase was primarily related to an increase in collateral available at the FRBSF and an increase in cash and cash equivalents, which was funded by borrowings from the BTFP in the first quarter of 2023. The BTFP borrowings were secured by pledged securities and reflected the Company’s conservative liquidity management practices in response to the volatility in the banking industry earlier in the year.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of September 30, 2023 to have a material current or future impact on the Company’s financial conditions or results of operations. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the nine months ended September 30, 2023 and 2022. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2022 Form 10-K. East West held $263.2 million and $228.5 million in cash and cash equivalents as of September 30, 2023 and December 31, 2022, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

Liquidity Risk — Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company-specific events are incorporated into the stress testing. For example, based on the Company’s analysis of the banking industry disruption earlier in 2023, deposit runoffs were assumed to be more front-loaded to trigger earlier remediation actions. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over a variety of time horizons, both immediate and longer term, and over a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of September 30, 2023, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2022 Form 10-K.

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

We measure and monitor interest rate risk exposure through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The simulation model incorporates the market’s forward rate expectations and the Company’s earning assets and liabilities. The Company uses both a static balance sheet and a forward growth balance sheet to perform the interest rate sensitivity analyses. The simulated interest rate scenarios include an instantaneous non-parallel shift in the yield curve and a gradual non-parallel shift in the yield curve (“rate ramp”). In addition, the Company also performs simulations using other alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. The Company uses the results of these simulations to formulate and gauge strategies to achieve a desired risk profile within its capital and liquidity guidelines.

The net interest income simulation model is based on the maturity and repricing characteristics of the Company’s interest rate sensitive assets, liabilities, and related derivative contracts. This model also incorporates various assumptions, which management believes to be reasonable but that may have a significant impact on the results. These key assumptions include the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit decay and deposit beta assumptions, which we derive from a regression analysis of the Company’s historical deposit data.

Simulation results are highly dependent on modeled behaviors and input assumptions. To the extent that actual behaviors are different from the assumptions used in the models, there could be material changes to the interest rate sensitivity results. The key behavioral models impacting interest rate sensitivity simulations include deposit repricing, deposit balance forecasts, and mortgage prepayments. These models and assumptions are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company also regularly monitors the sensitivity of the other important modeling assumptions, such as loan and security prepayments and early withdrawal on fixed-rate customer liabilities. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the ALCO. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations. The simulation does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of interest rate environments.

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta is a key parameter of the deposit rate forecast. The deposit beta defines the sensitivity of deposit rates to changes in the Effective Fed Funds Rate (“EFFR”).

The Company recalibrated its deposit repricing models and betas in December 2022, and qualitatively increased the long run (through the cycle) betas in March, June, and September of 2023 to better reflect increased competition and higher terminal fed funds rates than previously observed in the historical data. Overall, the Company observed a weighted average increase of the deposit beta for total deposits of approximately 5% in March 2023 (taking total deposit beta to 39% as of March 31, 2023), an additional 5% in June 2023 (taking total deposit beta to 44% as of June 30, 2023), and an additional 2% in September 2023 (taking total deposit beta to 46% as of September 30, 2023). These increases reflected the Company’s forward-looking views of deposit rates given the expected EFFR at the time. The Company also modified deposit balance runoff models in December 2022, to better capture behavioral differences across product and customer types and carved out stable and non-stable balances to reflect the volatility and interest rate sensitivity of such deposit balances. The assumptions used for the identification of stable balances were updated in June and September 2023 to reflect a larger portion of potential non-stable balances.

Additionally, to reflect changes in interest expense due to the shift from noninterest-bearing to interest-bearing accounts in the deposit mix, the Company utilized a qualitative assumption in March 2023. This assumption considered the amount of surplus noninterest-bearing deposits assumed to be rate sensitive and migrated them to interest-bearing deposits. This assumption was included in the net interest income volatility simulations to reflect more realistic net interest income volatility in rising rate scenarios. The qualitative assumption was enhanced in June 2023 with a more robust quantitative approach. This updated approach incorporated internally observed historical data reflecting the evolution of noninterest-bearing deposits as a percent of total deposits, based on the historical behavior observed during the prior rising interest rate cycle. The assumption forecasts that a portion of noninterest-bearing deposits would migrate to interest-bearing certificates of deposits as the 12-month moving average of the overnight indexed swap rate increases.

In the net interest income simulations, the Company also makes assumptions on the yield related to the re-investment of investment securities and the yields on new loan originations. These assumptions are updated quarterly to reflect recent market conditions as well as forward-looking expectations. In March 2023, loans and deposits with cash flows indexed to China related benchmark interest rates were removed from the interest rate scenario shocks, which reduced net interest income sensitivity by approximately 0.4%.

As loan and security prepayment assumptions are key components of the Company’s model, the Company incorporates third-party vendor models to forecast prepayment behavior on mortgage loans and securities which have mortgage loans as underlying collateral. These third-party vendor models have access to more comprehensive industry-level data which can capture specific borrower and collateral characteristics over a variety of interest rate cycles. The Company will periodically assess and adjust the vendor models when appropriate to include its own available observations and expectations. In March 2023, the Company updated its version of the asset liability management simulation tool and vendor prepayment model. This change updated the calibration of the vendor model to better fit recent data and better supported the transition from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) indexed loans. Overall, the update had minimal impact on forecasted prepayments. During the third quarter 2023, the Company updated the vendor prepayment model tuning factors to slow down prepayment speeds on single-family residential mortgages so that it better aligned with actual and expected prepayments.

During the third quarter 2023, the Company replaced the U.S. dollar (“USD”) LIBOR Swap curve and rates with the respective SOFR Swap and SOFR reference rates. This change had a minimal impact on the overall results of net interest income and economic value of equity (“EVE”) simulations as the overall yields and discount rates were not impacted.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of September 30, 2023 and December 31, 2022, on a balance sheet assuming flat forward rates and flat loan and deposit growth on the date of analysis. The non-parallel shift scenarios were calibrated internally based on historical analysis. As of December 31, 2022, the up 100 and 200 bps scenarios reflected parallel shifts due to the significant inversion of the yield curve while the down 100 and 200 bps scenarios reflected a bull steepening yield curve.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	September 30, 2023	December 31, 2022
+200	2.5%	11.6%
+100	1.6%	5.9%
-100	(2.3)%	(5.3)%
-200	(4.0)%	(8.6)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income decreased as of September 30, 2023. This decrease reflected updates to the deposit repricing assumptions and deposit product mix. Noninterest-bearing deposit account balances are assumed to be sensitive to interest rate levels and migrate to interest-bearing deposit accounts.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	September 30, 2023	December 31, 2022
+200 Rate Ramp	1.8%	6.3%
+100 Rate Ramp	1.2%	3.4%
-100 Rate Ramp	(0.6)%	(2.4)%
-200 Rate Ramp	(1.7)%	(4.9)%

As of September 30, 2023, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of September 30, 2023, the Company designated interest rate contracts with a notional amount of $4.75 billion as cash flow hedges, which reduced net interest income volatility by approximately 2.73% of the base net interest income for every 100 bps change in interest rate.

The Company’s deposit portfolio is primarily composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to modeled behavior and assumptions. Actual net interest income results may deviate from the model’s net interest income due to earning asset growth variation and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

Economic Value of Equity at Risk

EVE is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the bank’s assets and liabilities due to changes in interest rates.

The economic value approach provides a comparatively broader scope than the net interest income volatility approach since it represents the discounted present value of cash flows over the expected life of the instruments. Due to this longer horizon, EVE is useful to identify risks arising from repricing, prepayment and maturity gaps between assets and liabilities on the balance sheet, as well as from off-balance sheet derivative exposures, over their lifetime. This long-term economic perspective into the Company’s interest rate risk profile allows the Company to identify anticipated negative effects of interest rate fluctuations. However, the difference in time horizons can cause the EVE analysis to diverge from the shorter-term net interest income analysis presented above. Given the uncertainty of the magnitude, timing and direction of future interest rate movements, the shape of the yield curve, and potential changes to the balance sheet, actual results may vary from those predicted by the Company’s model.

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of September 30, 2023 and December 31, 2022. The non-parallel shift scenarios were calibrated internally based on historical analysis. As of December 31, 2022, the up 100 and 200 bps scenarios reflect parallel shifts due to the significant inversion of the yield curve while the down 100 and 200 bps scenarios reflect a bull steepening of the yield curve.

	EVE Volatility (1)
Change in Interest Rates (in bps)	September 30, 2023	December 31, 2022
+200	(12.3)%	(6.0)%
+100	(6.1)%	(2.9)%
-100	2.6%	1.1%
-200	5.5%	2.3%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of September 30, 2023, the Company’s EVE is expected to decrease when interest rates rise. The change in EVE sensitivity was due to shorter deposit durations as a result of deposit modeling assumptions, slower prepayments on fixed-rate mortgages and mortgage-backed securities, and additional cash flow hedges to reduce net interest income volatility.

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

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component in the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to institutional third-parties through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2023, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risk as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
($ in thousands)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)
Cash flow hedges
Notional amount	$4,000,000	(3)(4)	$—	$3,000,000	(3)	$200,000
Weighted average:
Receive rate	4.95%		NA	4.91%		3.83%
Pay rate	7.31%		NA	6.23%		0.48%
Remaining term (in months)	38.8		NA	46.6		3.2

($ in thousands)	Foreign Exchange Contracts			Foreign Exchange Contracts
Net investment hedges
Notional amount	$81,480			$84,832
Hedged percentage (5)	44%			44%
Remaining term (in months)	5.7			2.6

NA — Not applicable.
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on SOFR, or Prime.
(2)Represents receive-floating/pay-fixed interest rate swaps. Floating rate received was based on three-month LIBOR. The hedge was terminated during the first quarter of 2023.
(3)Excludes interest rate collars in total notional amount of $250.0 million as of both September 30, 2023 and December 31, 2022.
(4)Excludes forward-starting swaps in total notional amount of $750.0 million not effective as of September 30, 2023.
(5)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited.

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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2023	2022	2023	2022
Net income	(a)	$287,738	$295,339	$922,208	$791,320
Add: Amortization of core deposit intangibles		441	485	1,322	1,484
Amortization of mortgage servicing assets		328	340	1,026	1,096
Tax effect of amortization adjustments (1)		(225)	(237)	(688)	(742)
Tangible net income (non-GAAP)	(b)	$288,282	$295,927	$923,868	$793,158

Average stockholders’ equity	(c)	$6,604,798	$5,772,638	$6,411,250	$5,765,637
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(6,148)	(8,379)	(6,916)	(8,801)
Average tangible book value (non-GAAP)	(d)	$6,132,953	$5,298,562	$5,938,637	$5,291,139

Return on average common equity (3)	(a)/(c)	17.28%	20.30%	19.23%	18.35%
Return on average TCE (3) (non-GAAP)	(b)/(d)	18.65%	22.16%	20.80%	20.04%

(1)Applied statutory tax rate of 29.29% for the third quarter and first nine months of 2023. Applied statutory tax rate of 28.77% for the third quarter and first nine months of 2022.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2023	2022	2023	2022
Net interest income before provision for credit losses	(a)	$570,813	$551,809	$1,737,420	$1,440,374
Total noninterest income		76,752	75,552	215,361	233,739
Total revenue	(b)	$647,565	$627,361	$1,952,781	$1,674,113
Noninterest income		76,752	75,552	215,361	233,739
Add: Write-off of AFS debt security (1)		—	—	10,000	—
Adjusted noninterest income (non-GAAP)	(c)	76,752	75,552	225,361	233,739
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$647,565	$627,361	$1,962,781	$1,674,113

Total noninterest expense	(e)	$252,014	$215,973	$732,250	$602,283
Less: Amortization of tax credit and other investments		(49,694)	(19,874)	(115,718)	(48,753)
Amortization of core deposit intangibles		(441)	(485)	(1,322)	(1,484)
Repurchase agreements’ extinguishment cost (1)		—	—	(3,872)	—
Adjusted noninterest expense (non-GAAP)	(f)	$201,879	$195,614	$611,338	$552,046

Efficiency ratio	(e)/(b)	38.92%	34.43%	37.50%	35.98%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	31.18%	31.18%	31.15%	32.98%

(1)During the first quarter of 2023, the Company recorded a $10.0 million pre-tax impairment write-off of an AFS debt security. In addition, the Company prepaid $300.0 million of repurchase agreements and incurred a debt extinguishment cost of $3.9 million.

($ and shares in thousands, except per share data)		September 30, 2023	December 31, 2022
Stockholders’ equity	(a)	$6,596,706	$5,984,612
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(5,649)	(7,998)
Tangible book value (non-GAAP)	(b)	$6,125,360	$5,510,917

Number of common shares at period-end	(c)	141,486	140,948
Book value per share	(a)/(c)	$46.62	$42.46
Tangible book value per share (non-GAAP)	(b)/(c)	$43.29	$39.10

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

A significant factor in the bank failures in the first half of 2023 appears to have been the proportion of the deposits held by each institution that exceeded applicable FDIC insurance limits, and the withdrawal of such deposits over a short period of time. The ease and speed of the electronic withdrawals may accelerate this process. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding on favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS debt securities lose value when interest rates rise, our ability to cover liquidity needs from sale or pledging of these securities may be negatively impacted during periods of elevated interest rates. Under these circumstances, we may be required to access additional funding from other sources in order to manage our liquidity risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Issuances of Equity Securities

On July 3, 2023, the Company acquired a 49.99% equity interest in Rayliant Global Advisors Limited (“Rayliant”). As consideration for this purchase, the Company paid $94.7 million in cash and granted 349,138 (target) performance restricted stock units (“PRSUs”) to the sellers of the Rayliant shares, each of whom was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The PRSUs vest on September 1, 2028 into a variable number of shares of the Company’s common stock, ranging from 20% to 200% of the target PRSUs granted based on certain financial performance targets achieved by Rayliant during the future performance period. The Company issued the PRSUs in reliance upon the exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive (loss) income	IAR	Independent Asset Review
ASC	Accounting Standards Codification	ICS	Insured cash sweep
ASU	Accounting Standards Update	IDI	Insured deposit institution
BTFP	Bank Term Funding Program	LCH	London Clearing House
C&I	Commercial and industrial	LGD	Loss given default
CCDAA	Climate Corporate Data Accountability Act	LIBOR	London Interbank Offered Rate
CECL	Current expected credit losses	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CLO	Collateralized loan obligations	MMBTU	Million British thermal unit
CME	Chicago Mercantile Exchange	NAV	Net asset value
CRA	Community Reinvestment Act	NRSRO	Nationally recognized statistical rating organizations
CRE	Commercial real estate	OREO	Other real estate owned
CRFRA	Climate-Related Financial Risk Act	PD	Probability of default
DIF	Deposit Insurance Fund	PRSU	Performance restricted stock unit
EFFR	Effective Federal Funds Rate	RMB	Chinese Renminbi
EPS	Earnings per share	ROA	Return on average assets
ERM	Enterprise risk management	ROC	Risk Oversight Committee
EVE	Economic value of equity	ROE	Return on average equity
FASB	Financial Accounting Standards Board	RPA	Credit risk participation agreement
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBLC	Standby letters of credit
FIL	Financial Institution Letter	SEC	U.S. Securities and Exchange Commission
FRBSF	Federal Reserve Bank of San Francisco	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TCE	Tangible Common Equity
GAAP	Generally Accepted Accounting Principles	TDR	Troubled debt restructuring
GDP	Gross Domestic Product	U.S.	United States
GHG	Greenhouse gas	USD	U.S. dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2023

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer