Form 10-K
period 2023-12-31
EAST WEST BANCORP INC
filed 2024-02-29
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7,396,326,818 (based on the June 30, 2023 closing price of Common Stock of $52.79 per share). As of January 31, 2024, 140,030,010 shares of East West Bancorp, Inc. Common Stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EAST WEST BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
This Annual Report on Form 10-K (“this Form 10-K”) contains “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we”, “us”, “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make.

There are various important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:

•changes in the global economy, including an economic slowdown, capital or financial market disruption, supply chain disruption, level of inflation, interest rate environment, residential and commercial property prices, employment levels, rate of growth and general business conditions, which could result in, among other things, reduced demand for loans, reduced availability of funding or increased funding costs, declines in asset values and/or recognition of allowance for credit losses;
•changes in local, regional and global business, economic and political conditions and geopolitical events, such as political unrest, wars and acts of terrorism;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other economic and industry volatility, including potential increased regulatory requirements, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments, deposit withdrawals, or other adverse consequences of negative market perceptions of the banking industry or us;
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation (“DFPI”) - Division of Financial Institutions, the People’s Bank of China (“PBOC”), China’s National Administration of Financial Regulation (“NAFR”), the Hong Kong Monetary Authority (“HKMA”), the Hong Kong Securities and Futures Commission (“HKSFC”), and the Monetary Authority of Singapore (“MAS”);
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
•the impact from changes to income tax laws and regulations, federal spending and economic stimulus programs;
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
•the Company’s ability to adopt and successfully integrate new initiatives or technologies into its business in a strategic manner;

•the impact of communications or technology disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third-party vendors with which the Company does business, including as a result of cyber-attacks, and other similar matters which could result in, among other things, confidential, proprietary, or personally identifiable information being disclosed or misused, and materially impact the Company’s ability to provide services to its clients;
•the adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
•future credit quality and performance, including the Company’s expectations regarding future credit losses and allowance levels;
•the impact of adverse changes to the Company’s credit ratings from major credit rating agencies;
•the impact of adverse judgments or settlements in litigation and other proceedings;
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
•the impact of regulatory investigations, regulatory agreements, supervisory criticisms, and enforcement actions;
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
•any strategic acquisitions or divestitures and the introduction of new or expanded products and services;
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

ITEM 1.  BUSINESS

Organization

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (“East West Bank” or the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As of December 31, 2023, the Company had $69.6 billion in total assets, $51.5 billion in total net loans, $56.1 billion in total deposits, and $7.0 billion in total stockholders’ equity.

The Company operates in over 120 locations in the U.S. and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California; its U.S. branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois and Nevada. In Asia, the Bank has four full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen; five representative offices in Beijing, Chongqing, Guangzhou, Xiamen and Singapore; and administrative support offices in Beijing and Shanghai.

Strategy

We are committed to enhancing long-term stockholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. Our strategy focuses on seeking out and deepening client relationships that meet our risk/return parameters. This guides our decision-making across every aspect of our operations: the products and services we develop, the expertise we cultivate, and the infrastructure we build to help our customers conduct their businesses. We expect our relationship-focused business model to continue to generate organic growth from existing customers and to expand our targeted customer bases. We constantly invest in technology to improve the customer user experience, strengthen critical business infrastructure, and streamline core processes, while properly managing operating expenses. Our risk management activities are focused on ensuring that the Bank identifies and manages risks to sustain safety and soundness while maximizing profitability.

East West Bank has a commercial business operating license in China through its subsidiary, East West Bank (China) Limited, which makes it unique among U.S.-based regional banks. This license allows the Bank to open branches, make loans and collect deposits in the country. The Bank continues to develop its international banking presence in Asia with its network of overseas branches and representative offices. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and develop new business relationships. Through its branches and offices, the Bank focuses on growing its cross-border client base between the U.S. and Asia, helping U.S.-based businesses expand in Asia, and assisting companies based in Asia pursue business opportunities in the U.S.

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

Banking Services

As of December 31, 2023, East West Bank was the largest independent commercial bank headquartered in Southern California based on total assets. The Bank is the largest independent bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Asia, and has a strong focus on the Asian American community. Through its network of over 120 banking locations in the U.S. and Asia, the Bank provides a wide range of personal and commercial banking services to individuals and businesses. The Bank provides services to its customers in English and in over 10 other languages. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management and wealth management services. The Bank’s lending activities include commercial and residential real estate lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing and loan syndication. The Bank also provides financing services to clients to facilitate their business transactions between the U.S. and Asia. Additionally, to support the business needs of its customers, the Bank offers hedging advisory and various derivative contracts such as interest rate, energy commodity and foreign exchange contracts.

The integration of digital with brick-and-mortar channels has been an area of investment for the Bank, for both commercial and consumer banking. Our strategic priorities include the use of technology to innovate and expand commercial payments, treasury management products and services, and consumer banking. We have developed mobile and online banking platforms, which are continually enhanced to enrich our customer user experience, and which offer a full suite of banking services tailored to our customers’ unique needs. In our view, the omnichannel banking service approach increases efficiency and deepens customer relationships.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. The Commercial Banking segment primarily generates commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, are aggregated and included in the Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Results of Operation — Operating Segment Results and Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions, numerous other financial services providers and other entities, including as a result of emerging technologies. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, fees, interest rates on loans and deposits and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share in the Asian American community. The Company maintains a differentiated presence within selected markets by providing cross-border commercial banking expertise to customers between the U.S. and Asia.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to a diverse customer base, we believe the strength of our workforce is one of the most significant contributors to our success. Our key human capital objectives are to attract, develop and retain quality talent who embody our values and enable us to serve our customers. To achieve these objectives, our human resource programs have been designed based on our core values and the attributes we seek to foster, which include absolute integrity; customer orientation; creativity; respect and fairness; teamwork; expertise and professionalism; and selflessness. We use these core values to better service our customers and prepare our employees for leadership positions and to advance their careers. We are also committed to promoting diversity in employment and advancement, and recognizing our employees for their contributions and service to our bank.

As of December 31, 2023, we had 3,206 full-time equivalent employees, of which 229 were located in China, Hong Kong and Singapore. Nearly all of our workforce were full-time employees, predominantly located in our core markets of California, Texas and New York. The Company’s compensation and employee benefits expense was $509 million and $478 million, or 50% and 56% of total noninterest expense in 2023 and 2022, respectively. None of our employees are subject to a collective bargaining agreement.

Diversity and Inclusion

East West Bank was founded in 1973 in Chinatown, Los Angeles, California as a savings & loan association for immigrants who were underserved by mainstream banks. As of December 31, 2023, the Bank was the largest FDIC-insured, minority-operated depository institution headquartered in the U.S., serving communities with diverse ethnicities and socio-economic backgrounds in eight states across the nation. Our operations are concentrated in areas that include larger numbers of immigrants and minorities. We proudly offer home loans and other products and services that support low-to-moderate income, minority and immigrant communities. We also provide community development loans, and partner with a diverse list of nonprofit and community-based organizations to promote wealth generation and entrepreneurship in underserved communities. Our focus on basic, fair-priced products and alternative credit criteria supports the under-banked, which is part of our founding mission. In addition, given our diverse customer base and the diversity of the communities that we serve, our retail bankers are able to assist customers in English and in over 10 other languages.

Promoting diversity and inclusion in our workforce and executive leadership is critical to our continued growth and success, and is at the core of our guiding principles. Our commitment to this mission is reflected in the composition of our employees. In addition, we have adopted an Environmental and Social Policy Framework that governs our mission to support diversity, and formed an LGBTQ+ & Allies employee resource group in addition to our two existing employee resource groups that focus on cultural awareness and empowering women to pursue leadership development and opportunities. As of December 31, 2023, the composition of our workforce was as follows:

	% of Total Workforce	% of Total Managers
Gender (1):
Female	62%	58%
Male	38%	42%
Race/ethnicity:
Minorities:
Asian minorities	74%	74%
Non-Asian minorities	15%	12%
White	11%	14%

(1)Presented as a percentage of the respective populations who self-identified.

To put our diversity in context, minorities made up 46% of the workforce and 18% of the managers of FDIC-regulated institutions, according to the most recently available 2020 Diversity Self-Assessment from the FDIC’s Financial Institution Diversity Self-Assessment program. Our organizational commitment to diversity, under the leadership and oversight of our Board of Directors, is further reflected by the composition of our 11-member Board, which is presented in the following table as of December 31, 2023. This commitment to diversity was acknowledged in Bank Director’s 2022 “RankingBanking” study, in which we received the “Best Board” ranking due to our strong corporate governance practices, and the diversity and expertise of our directors.

	Female	Male
Race/ethnicity:
Minorities:
Asian minorities	2	2
Non-Asian minorities	1	2
White	—	4
Sexual orientation:
LGBTQ+	—	1

Talent Acquisition, Development, Promotion and Engagement

An experienced and well-qualified workforce is essential to delivering high quality and reliable banking services to our customers and to managing the Company in a safe and sound manner. We endeavor to attract, develop, and retain diverse, motivated talent as part of our ongoing commitment to building a stronger workforce to serve our customers and communities. As a result, we were able to continue our quality hiring efforts with over 500 external new hires in 2023.

The focus on leadership development and promoting from within is a critical part of our succession planning for key roles throughout the organization and fostering organizational stability. We recognize the importance of employee development and career growth in fostering retention of our employees, which is one of the Company's strategic objectives. In 2023, 18% of our employees advanced their careers within the Bank through over 550 internal promotions or new opportunities. We provide a variety of resources to help all employees grow in their current roles and build new skills for future advancement, including the encouragement of continuing education and providing benefits such as tuition reimbursement.

We celebrate our employees’ dedicated years of service to the Bank through our Milestone Anniversary Program, which offers rewards and recognition through gifts and events when our employees reach certain service milestones. As of December 31, 2023, approximately 300 of our employees have celebrated 20 years or more of service. In 2023, we commemorated our 50th anniversary. With our employees’ commitment, strength, expertise and contribution, we earned the “No. 1 Performing Bank” ranking in the $50 billion and above asset category in Bank Director’s 2023 RankingBanking study. We were also ranked among the top 5 in Fortune’s Best Workplaces for Women in 2023 and were named one of Newsweek’s 100 Most Loved Workplaces in 2022 and 2023. We were also recognized as one of five banks featured in ARTnews’ 75 Top Art World Professionals in 2023.

Fair and Equitable Compensation

Our compensation and benefits program provides both short- and long-term awards, incentivizing performance, and aligning employee and stockholder interests. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual cash and stock incentive bonus. We are committed to fair and equitable compensation programs, and regularly assess the current business environment and labor markets to review our compensation and benefits program for pay equity. We sponsor a 401(k) plan for U.S. employees, provide a Company matching contribution, and maintain other defined contribution retirement plans. As of December 31, 2023, 98% of employees participated in our 401(k) plan.

To foster a strong sense of ownership and to align the interests of our employees with our stockholders, restricted stock units are awarded to eligible employees under our stock incentive programs. We also award stock grants under our “Spirit of Ownership” program to all of our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the success they help create. The fact that all our employees are also owners is a source of pride for us. In 2023, the Company granted over 600 thousand restricted stock units as part of its stock compensation programs.

Health and Well-being

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. We offer a hybrid schedule to promote flexibility and enhance productivity among our associates. Comprehensive health insurance coverage (medical, dental and vision) is offered to employees working at least 30 hours each week. We offer life insurance, disability insurance, parental leave, wellness and benefits programs designed to assist employees in maintaining a healthy work-life balance, paid time off such as vacation hours, and 10 days of annual sick time, which is more than the required allotment from any of the states in which we do business. We also offer an Employee Assistance Program, which aids benefits-eligible employees and their household members with personal and professional issues. We apply a consistent approach towards employee policies, opportunities, benefits, and protections to all employees regardless of their locations, except if there are contradictions between individual state laws.

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

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 28, 2024. There is no family relationship between any of the Company’s executive officers or directors. The Board of Directors of the Company appointed each of the executive officers.

Name	Age	Positions and Offices, and Business Experience
Dominic Ng	65	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Christopher J. Del Moral-Niles	53
Executive Vice President and Chief Financial Officer of the Company and the Bank since October 2023; 2012 - 2022 Executive Vice President and Chief Financial Officer of Associated Bancorp and Associated Bank, N.A.

Irene H. Oh	46	Executive Vice President and Chief Risk Officer of the Company and the Bank since October 2023; 2010 - 2023: Executive Vice President and Chief Financial Officer of the Company and the Bank.
Lisa L. Kim	59	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since 2020; 2014 - 2020: Executive Vice President, General Counsel and Secretary of Cathay General Bancorp and Cathay Bank.
Douglas P. Krause	67
Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020; 2018 - 2020: Executive Vice President, General Counsel and Corporate Secretary; 2010 - 2018: Executive Vice President, Chief Risk Officer and General Counsel.

Parker Shi	54	Executive Vice President and Chief Operating Officer of the Company and the Bank since December 2021; June 2021 - November 2021: Executive Vice President & Chief Strategy, Growth and Technology Officer; March 2021 - June 2021: Consultant of the Bank; 2020: Senior Advisor at PharmScript; 2018 - 2019: Senior Managing Director at Accenture; 2013 - 2018: Senior Partner at McKinsey & Company.
Gary Teo	51	Executive Vice President and Chief Human Resources Officer of the Company and the Bank since February 2022; 2015 - 2022: Senior Vice President and Head of Human Resources.

Supervision and Regulation

Overview

East West and the Bank are subject to extensive and comprehensive regulations under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers, and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the DFPI, and, with respect to consumer laws, the CFPB. As the insurer of the Bank’s deposits, the FDIC has back-up examination authority of the Bank as well. In addition, the Bank and its wholly-owned subsidiary, East West Bank (China) Limited, are regulated by foreign regulatory agencies in international jurisdictions where we have a presence, including China, Hong Kong and Singapore. East West also has a wholly-owned nonbank subsidiary, East West Markets, LLC ("East West Markets"), which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). East West Markets is subject to regulatory requirements from several regulatory bodies, including the SEC, FINRA, and state securities regulators.

The Company is also subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations adopted by the SEC thereunder. Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “EWBC” and subject to Nasdaq rules for listed companies.

Described below are certain provisions of selected statutes and regulations applicable to East West and the Bank. The descriptions are not intended to be complete, nor are they meant to fully address the statutes and regulations’ effects and potential effects on East West and the Bank, and the descriptions are qualified in their entirety by reference to the full text of the statutes and regulations. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

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
•approve in advance senior executive officer or director changes and prohibit certain golden parachute payments to officers and employees, including change in control agreements and new employment agreements, that are contingent upon termination; and
•approve in advance the acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider competitive, managerial resources, financial stability and other factors in granting these approvals. DFPI approval may also be required for certain acquisitions and mergers involving a California state-chartered bank such as the Bank.

East West has elected to be a financial holding company as permitted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”). Financial holding companies are generally allowed to engage in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature, or acquire and retain the shares of a company engaged in any such activity, without prior Federal Reserve approval. Activities that are considered financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. To maintain financial holding company status and continue to be able to engage in new activities or investments that are financial in nature, a financial holding company and all its depository institution subsidiaries must be “well capitalized” and “well managed,” and the financial holding company’s depository institution subsidiaries must have Community Reinvestment Act (“CRA”) ratings of at least “Satisfactory.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Regulatory Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “Satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item.

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

Regulation of Foreign Subsidiaries and Branches

The Bank’s foreign subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the PBOC and the NAFR. East West Bank’s Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the HKMA and the HKSFC. The Bank’s Singapore representative office is subject to applicable foreign laws and regulations, such as those implemented by the MAS.

Regulatory Capital Requirements

The federal banking agencies have imposed capital adequacy requirements, known as the Basel III Capital Rules, intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Basel III Capital Rules define the components of regulatory capital, including Common Equity Tier 1 (“CET1”), Tier 1 and 2 capital, and set forth minimum capital adequacy ratios of capital to risk-weighted assets and total assets. The Basel III Capital Rules also prescribe a standardized approach for risk-weighting assets and include a number of risk-weighting categories that affect the denominator in banking institutions’ regulatory capital ratios.

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total risk-based capital (i.e., Tier 1 plus Tier 2 capital) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not exceed the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. As of December 31, 2023, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

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

Pursuant to the five-year transition rule approved by the U.S. federal banking agencies in March 2020, the effects of the current expected credit loss accounting standard (“CECL”) on the Company’s and the Bank’s regulatory capital were delayed through the year 2021, after which the effects are being phased-in over a three-year period from January 1, 2022 through December 31, 2024. For additional discussion and disclosure on CECL, see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

On July 27, 2023, the federal banking agencies jointly released a proposed rule to implement the international capital standards issued by the Basel Committee on Banking Supervision and known as “Basel III Endgame.” The Basel III Endgame proposal would revise the capital framework applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity and, if finalized, would likely result in meaningfully increased capital requirements for those organizations. The Company has total consolidated assets of less than $100 billion and does not have significant trading activity, and therefore would not be subject to the Basel III Endgame requirements if they are finalized as proposed. However, by imposing additional costs on banking organizations with $100 billion or more in total consolidated assets, this rule proposal could reduce the benefits of growth beyond that size for a banking organization that has less than $100 billion in total consolidated assets, such as the Company.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to insured depository institutions (“IDIs”) that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulations. The capital tiers in the PCA framework do not apply directly to bank holding companies (such as the Company). Under the federal banking agencies’ regulations implementing the PCA provisions of the FDIA, an IDI (such as the Bank) generally is classified in the following categories based on the capital measures indicated:

Risk-Based Capital Ratios
PCA Category	Total Capital	Tier 1 Capital	CET1 Capital	Tier 1 Leverage
Well capitalized (1)	≥ 10%	≥ 8%	≥ 6.5%	≥ 5%
Adequately capitalized	≥ 8%	≥ 6%	≥ 4.5%	≥ 4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible equity/Total assets ≤ 2%

(1)Additionally, to be classified as “well capitalized”, an IDI may not be subject to any written agreement, order, capital directive, or PCA directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure.

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

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of any dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” Undercapitalized institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to several requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, cessation of receipt of deposits from correspondent banks and/or restrictions on interest rates paid on deposits. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. The FDIA also generally permits only “well capitalized” IDIs to accept brokered deposits, although an “adequately capitalized” institution may apply to the FDIC for a waiver of this restriction.

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

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access the FHLB for both short- and long-term secured credit.

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

Dividends and Other Transfers of Funds

The principal source of liquidity of East West is dividends received from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies may prohibit or limit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice. Furthermore, under the federal PCA regime, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “significantly undercapitalized” or, in some circumstances, “undercapitalized.” It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only if the company’s net income available to common stockholders over the past four quarters, net of distributions, would be sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and in compliance with regulatory capital requirements, and has discouraged payment ratios that are at maximum allowable levels, unless both asset quality and capital are strong.

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

Community Reinvestment Act

Under the CRA, an IDI has a continuing and affirmative obligation to help serve the credit needs of its communities, including low- and moderate-income borrowers and neighborhoods. The Federal Reserve periodically evaluates a state member bank’s performance under applicable performance criteria and assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Federal Reserve takes this performance into account when reviewing applications by banks and their parent companies to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or acquire other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications. Based on the most recent CRA examination as of March 8, 2021, the Bank was rated “outstanding”.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. The rule becomes effective April 1, 2024. Compliance with most provisions of the final rule will be required beginning January 1, 2026, and compliance with the remaining provisions will be required beginning January 1, 2027. The Company is evaluating the impact of the final rule.

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

In October 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points (“bps”) to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The increase in rates took effect in the first quarterly assessment period of 2023.

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment over eight quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 bps. The Company recognized the entire assessment expense of approximately $70 million in the fourth quarter of 2023. Depending on future adjustments to the DIF’s estimated loss, the FDIC has retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound, that the institution has engaged in unsafe or unsound practices, or that the institution has violated any applicable rule, regulation, condition, or order imposed by the FDIC.

Bank Secrecy Act and Anti-Money Laundering

The Bank Secrecy Act (“BSA”), Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 (“PATRIOT Act”), the Anti-Money Laundering Act of 2020 and other federal laws and regulations impose obligations on U.S. financial institutions to implement and maintain a program reasonably designed to prevent, detect and report money laundering and the financing of terrorism, verify the identity of their customers, and comply with recordkeeping and other requirements. Regulatory agencies require that the Bank have an effective governance structure for the program that includes effective oversight by our Board of Directors and management. We regularly evaluate and continue to enhance our program to comply with the BSA, the PATRIOT Act and other anti-money laundering (“AML”) laws, regulations and initiatives. Failure of a financial institution to maintain and implement adequate BSA/AML programs, or to comply with all applicable laws or regulations, could have serious legal, compliance, operational, financial and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. financial institutions do not engage in transactions with certain prohibited parties, as defined by various executive orders and Acts of Congress. Federal banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against designated foreign countries, designated nationals, and others. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction or account relating to a person or entity on an OFAC list, it must freeze the account or block the transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal, compliance, operational, financial, and reputational consequences, and result in civil monetary penalties on the Company and the Bank.

Privacy and Cybersecurity

Federal statutes and regulations, including the GLBA, require banking organizations to take certain actions to protect nonpublic consumer financial information. The Bank has a privacy policy that it must disclose to consumers annually. In some cases, the Bank must obtain a consumer’s consent before sharing information with an unaffiliated third party, and the Bank must allow a consumer to opt out of the Bank’s sharing of information with its affiliates for marketing and certain other purposes. These additional conditions affect the Bank’s information exchanges with credit reporting agencies. The Bank’s privacy practices and the effectiveness of its systems to protect consumer privacy are subjects covered in the Federal Reserve’s periodic compliance examinations.

The Federal Reserve and state regulators, as well as the SEC, CFPB and other self-regulatory organizations, regularly issue guidance on cybersecurity practices and procedures that is intended to enhance cybersecurity risk management among financial institutions and their holding companies and affiliates. For example, the interagency council of the federal banking agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued several policy statements and other guidance for banks in light of the growing risk posed by cybersecurity threats. The FFIEC has recently focused on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. The federal banking agencies require banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Effective December 2023, the SEC also has imposed Form 8-K disclosure obligations for a material cybersecurity incident, among other cybersecurity related disclosure obligations.

Consumer data privacy and data protection are also the subject of state laws. For example, the Bank is subject to the California Consumer Privacy Act (“CCPA”). This statute grants consumers several rights, including the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request correction of information, the right to request deletion of personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. The CCPA was amended by the California Privacy Rights Act. A new agency, the California Privacy Protection Agency, was established to enforce California privacy law.

The privacy and data protection regime in China is in a period of change and there has been significant activity in the field of privacy and cybersecurity legislation in recent years. The Personal Information Protection Law (“PIPL”), the Cybersecurity Law and the Data Security Law form a regulatory framework for privacy and data protection in China. The PIPL establishes guiding principles on the protection of a Chinese citizen’s personal information and applies to entities operating in China, foreign organizations, and individuals processing personal information outside China. The Cybersecurity Law focuses on cybersecurity concerns and requires network operators to implement measures to safeguard the security of networks and systems. The Data Security Law complements the PIPL and Cybersecurity Law by addressing broader data security issues, emphasizing the protection of critical data infrastructure and promoting a risk-based approach to data security. New supporting guidelines and standards are expected as China's cybersecurity, data security, and personal information protection framework continues to evolve. All these changes have potential impact on the business and operations of our Bank and its subsidiary, East West Bank (China) Limited.

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

In October 2023, the federal banking agencies released interagency guidance, “Principles for Climate-Related Financial Risk Management for Large Financial Institutions” (the “Principles”), which are intended to encourage banking organizations with $100 billion or more in assets to focus on key aspects of climate-related financial risk management. The Principles cover six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk measurement, and reporting; and scenario analysis. The Principles also describe how large banking organizations should manage climate-related financial risks that can arise in risk categories such as credit, liquidity, and other financial risk, and operational, legal and compliance, and other nonfinancial risk. While the agencies’ efforts to-date, including the Principles, have focused on banking organizations with $100 billion or more in total assets, their supervisory expectations on climate risk management practices ultimately may apply to smaller banking organizations such as the Bank.

In addition, states such as California, are taking similar actions on climate-related financial risks. In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). The CCDAA is applicable to U.S.-organized entities that do business in California with annual revenue in excess of $1 billion. Subject to the adoption of implementing regulations by the California Air Resources Board, these entities will need to file annual reports publicly disclosing their direct greenhouse gas (“GHG”) emissions from operations (“Scope 1 emissions”), indirect GHG emissions from energy use (“Scope 2 emissions”) and indirect upstream and downstream supply-chain GHG emissions (“Scope 3 emissions”). The reporting requirements related to Scope 1 and 2 emissions will begin in 2026, while the reporting requirements of Scope 3 emissions will begin in 2027. The CRFRA requires U.S.-organized entities that do business in California, with annual revenues over $500 million to prepare biennial reports disclosing climate-related financial risk and the measures they have adopted to reduce and adapt to that risk. The initial round of the climate risk disclosure reports will be due by January 1, 2026. The Company is a reporting entity under both laws and may incur compliance, maintenance and remediation costs to conform to such requirements.

Potential Regulatory Reforms

On August 29, 2023, the FDIC released a proposed rule that would require covered IDIs to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more would be required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, would be required to submit more limited informational filings. Under the proposal, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company is evaluating the impact of this proposal.

The federal banking agencies also jointly released a proposed rule on August 29, 2023 that would require bank holding companies and non-consolidated banks with total assets of $100 billion or more to issue and maintain minimum amounts of long-term debt. The Company has total consolidated assets of less than $100 billion and would not be subject to the long-term debt requirements if they are finalized as proposed. However, by imposing additional costs on bank holding companies with $100 billion or more in total consolidated assets, this rule proposal could reduce the benefits of growth beyond that size for a bank holding company that has less than $100 billion in total consolidated assets, such as the Company.

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

Available Information

The Company’s website is www.eastwestbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings,” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation and Management Development Committee, Executive Committee, Risk Oversight Committee and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Stockholders may also request a copy free of charge of any of the above-referenced reports and corporate governance documents by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our business. Our enterprise risk management (“ERM”) program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. Our ERM program identifies the major risk categories in our business as: capital; market; liquidity; credit; operational; compliance; legal; strategic; technology; and reputational.

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

Our business and results of operations are affected by the financial markets and general economic conditions globally, particularly in the U.S. and Asia, including factors such as the level and volatility of short- and long-term interest rates, inflation, deflation, residential and commercial property prices, collateral asset prices, unemployment and under-employment levels, rental rates and occupancy levels, market or supply chain disruption, labor shortages, bankruptcies, household income, consumer behavior, fluctuations in both debt and equity capital markets and currencies, liquidity of the global financial markets, the availability and cost of capital and credit, government spending and the federal debt ceiling, investor sentiment and confidence in the financial markets, and sustainability of economic growth in the U.S. and Asia. The deterioration of any of these conditions could adversely affect our consumer and commercial business, securities and derivatives portfolios, the level of charge-offs and provision for credit losses, the carrying value of deferred tax assets, capital levels, liquidity, and results of operations. In addition, because our operations and the collateral securing our real estate lending portfolio are primarily concentrated in California, we may be particularly susceptible to adverse economic conditions in California. Any unfavorable economic, market, political, or industry conditions in California and other regions where we operate could lead to the following outcomes, among others:
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

Changes in the economic and political relations between the U.S. and China, including trade disputes and the imposition of tariffs and other trade restrictions, may adversely impact our business, results of operations, and financial condition.

Economic trade and political tensions, including tariffs and other punitive trade policies and disputes, between the U.S. and China pose a risk to our business and customers. The imposition of tariffs, retaliatory tariffs, export controls or other trade restrictions on products and materials that our customers import or export could cause the prices of their products to increase, possibly reduce demand, and hence may negatively impact our customers’ margins and their ability to service debt. We may also experience a decrease in the demand for loans and other financial products or a deterioration in the credit quality of the loans extended to customers in industry sectors that are most sensitive to the trade restrictions.

We face risks associated with international operations.

A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes locations in Hong Kong, China and Singapore. Our presence in Asia carries certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations and risks associated with leveraging and conducting business on an international basis. These risks include: legal, regulatory, and tax requirements and restrictions; tariffs, trade barriers, or other trade restrictions; uncertainties regarding liability; difficulties in staffing and managing foreign operations; political and economic risks, and financial risks including currency and payment risks. Further, a downturn in economic growth and real estate markets in China and volatility in the Shanghai and Hong Kong stock exchanges, among other things, may negatively impact asset values and the profitability and liquidity of our customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations, and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act, anti-corruption laws, and other U.S. and foreign laws and regulations. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, limitations on our conduct and reputational harm, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Macroeconomic challenges caused by the COVID-19 pandemic and geopolitical events have been persistent and are difficult to predict, including supply-chain shortages, volatile energy prices, tightening monetary policy and inflation, and heightened cybersecurity risks. The extent of the continuing impact of these events on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

Additionally, political unrest, wars and acts of terrorism have heightened geopolitical tensions, which continue to disrupt the global supply chain and increase economic uncertainty and inflationary pressures. Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition.

The effects of climate change could adversely impact our operations, business and customers.

The risks of climate change can be divided into physical and transition risks. The physical risks of climate change include discrete weather events, changing climate patterns and other disruptions caused by climate change affecting the regions, countries and locations in which we or our customers have operations or other interests. Climate change concerns could result in transition risk, which are risks that arise from the process of adjusting to a low-carbon economy, including changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. Transition risks could also negatively affect our customers in certain industries, which may increase our credit risk and reduce the demand from these customers for our products and services. These climate-related physical and transition risks could have a direct financial impact on our business and operations. Material adverse impacts to our customers, including declines in asset values, reduced availability of insurance, significant interruptions to business operations, and negative consequences to business models and the need to make changes in responses to those consequences could also affect us. The risks of regulatory changes and additional compliance and disclosure requirements related to climate change may impose operational burdens and increased compliance costs, capital requirements, or the risk of litigation, which could adversely affect our business, results of operations and financial condition. Climate change also presents reputational risk from stakeholder concerns about our practices related to climate change. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Risks Related to Financial Matters

A significant portion of our loan portfolio is secured by real estate and at a higher degree of risk from a downturn in real estate markets.

Since many of our loans are secured by real estate, a decline in the real estate markets could impact our business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions and employment levels, fluctuations in interest rates, the availability of loans to potential purchasers and the availability and demand for types of real property investments, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particularly prevalent in California, where a significant portion of our real estate collateral is located. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and we would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) and multifamily residential loans typically involve larger balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, shifts in demand for different types of properties, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on our business, results of operations and financial condition.

Our business is subject to interest rate risk and variations in interest rates may have a material adverse effect on our financial performance.

Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio, and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. We offer interest-bearing deposit products, and a portion of our deposit balances are from noninterest-bearing products. We also enter into interest rate derivatives to manage interest rate risk exposure. The interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by various factors, including macroeconomic challenges, Federal Reserve policies, market interest rate changes in response to inflation, competition, regulatory requirements or a change in our product mix. Changes in key variable market interest rates, such as the federal funds, national prime, or U.S. Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn from our assets, ultimately causing our net interest margin to decrease. Higher interest rates may also result in lower loan production and increased charge-offs in certain segments of the loan portfolio. Declining interest rates could lead to higher loan refinancing activity, which, in turn, would increase the likelihood of prepayments of loans and mortgage related securities. Changes in interest rates also impact the value of our investments in debt securities, particularly debt securities with longer maturities. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity, and overall profitability.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In 2023 inflation persisted and was slow to decrease despite multiple increases to the federal funds rate by the Federal Reserve. As inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, decreases, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Further adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.

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

Over the past few years, U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2023, there is risk of continuing political disagreement over the federal debt limit and budget. In August 2023, Fitch Ratings Inc. downgraded the long-term sovereign credit rating of the U.S. to “AA+” from “AAA” and in November 2023 Moody’s Investor Service changed its outlook on U.S. credit to negative. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition, disagreement over the federal budget may cause a full or partial U.S. federal government shutdown. Continued adverse political and economic conditions could have an adverse effect on our business, results of operation and financial condition.

We are subject to fluctuations in foreign currency exchange rates.

Our foreign currency translation exposure derives, in part, from our China subsidiary that has its functional currency denominated in Chinese Renminbi (“RMB”). In addition, as we continue to expand our cross-border business, we have a higher volume of customer transactions in foreign currencies. We have entered into derivative instruments to offset some of the impact of foreign exchange fluctuations. However, given the volatility of exchange rates, there is no assurance that we will be able to effectively manage foreign currency translation risk. Fluctuations in foreign currency exchange rates could have a material unfavorable impact on our net income, therefore adversely affecting our business, results of operations, and financial condition.

Risks Related to Our Capital Resources and Liquidity

As a regulated entity, we are subject to capital requirements, and a failure to meet these standards could adversely affect our financial condition.

We and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2023, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our business, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

Our dependence on dividends from the Bank could affect our liquidity and ability to pay dividends.

East West is dependent on the Bank for dividends, distributions, and other payments. Our principal source of cash flows, including cash flows to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends received from the Bank. However, federal and California law limit the Bank’s ability to pay dividends to East West. Subject to the Bank meeting or exceeding regulatory capital requirements, regulatory approval is required under federal law if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Although we have historically declared cash dividends on our common stock, we are not required to do so and there may be circumstances under which we would reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits unless the Bank has received prior approval from the Federal Reserve and of at least two-thirds of the stockholders of each class of stock. California law imposes its own limitations on capital distributions by California-charted banks that could require the Bank to obtain the approval of the DFPI prior to making a distribution to East West. In addition, Federal Reserve guidance sets forth the supervisory expectation that bank holding companies will inform and consult with the Federal Reserve in advance of issuing a dividend that exceeds earnings for the quarter and should not pay dividends in a rolling four quarter period in an amount that exceeds net income, net of distributions, for the period. Further description of regulatory requirements applicable to dividends by us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K.

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

Credit rating agencies evaluate us regularly, and their ratings are based on several factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, including conditions affecting the financial services industry as a whole. Several banks were subject to a credit rating downgrade during 2023 following the failures of Silicon Valley Bank, Signature Bank, and First Republic Bank, and in response to economic conditions, and others have been placed on a negative credit outlook by the rating agencies. Severe downgrades in our credit ratings could impact our business and reduce our profitability in different ways, including a reduction in our access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us on a regular basis. If we experience a decline in our credit ratings, this could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will not be changed in the future.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk.

A significant factor in the bank failures in early 2023 appears to have been the proportion of the deposits held by each institution that exceeded applicable FDIC insurance limits, and the withdrawal of such deposits over a short period of time. The ease and speed of the electronic withdrawals may accelerate this process. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale (“AFS”) debt securities lose value when interest rates rise, our ability to cover liquidity needs from sale or pledging of these securities may be negatively impacted during periods of elevated interest rates. Under these circumstances, we may be required to access additional funding from other sources in order to manage our liquidity risk.

Risks Related to Credit Matters

Our allowance for credit losses level may not be adequate to cover actual losses.

In accordance with the U.S. Generally Accepted Accounting Principles (“GAAP”), we establish an allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded credit commitments. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Current economic conditions in the U.S. and in the international markets could further deteriorate, which could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Due to the inherent risk associated with accounting estimates, our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. The amount of future losses is influenced by changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and such losses may exceed current estimates. In addition, we establish a reserve for losses associated with our unfunded credit commitments. The level of the allowance for unfunded credit commitments is determined by following a methodology similar to that used to establish our allowance for loan losses in our loans held-for-investment portfolio. There can be no assurance that our allowance for unfunded credit commitments will be adequate to provide for the actual losses associated with our unfunded credit commitments. An increase in the allowance for unfunded credit commitments in any period may result in a charge to earnings and could have a material adverse effect on our business, results of operations, and financial condition.

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

We face risks of loss resulting from, but not limited to, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirement, the risk of fraud by employees or third parties, the execution of unauthorized transactions by employees, cybersecurity incidents, business continuation and disaster recovery. In the event of such operational failures, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

The potential for operational loss exposure exists throughout our organization and among our interactions with third parties. Our operational, security systems, and infrastructure, as well as those of third-party vendors, are integral to our performance. We have taken measures to implement backup systems and safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or our vendors. Such disruptions could be caused by a number of factors including events that are wholly or partially beyond our control which could adversely affect our ability to process transactions or provide certain services. These factors include, and are not limited to, electrical, telecommunications, or other major physical infrastructure outages, cybersecurity incidents, disease pandemics, natural disasters such as wildfires, earthquakes, tornadoes, hurricanes and floods, and events arising from local or larger scale political or social matters, including terrorist acts. Furthermore, we frequently update these systems to support our operations and growth, requiring significant costs and creating risks associated with implementing new systems and integrating them with existing ones.

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

Our business and many of our customers may have experienced, and may experience again in the future, losses incurred due to fraud or theft related to customers, employees, or third parties. These losses may negatively affect our business, results of operations, financial condition, reputation or prospects. Furthermore, increased use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and operations, coupled with the increased sophistication and activities of threat actors, will subject us to increased security risks.

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

Our business is highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with which we interact. Cyber security risks, including ransomware and malware attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, the significant increased use of remote workstations by employees in recent years, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, and other threat actors. Our business relies on the secure processing, transmission, storage and retrieval of confidential, proprietary, and other information in our computer email and data management systems and networks, including those of our third-party vendors. We employ a combination of preventative and detective controls to safeguard against cybersecurity incidents. To date, we have not experienced any known cybersecurity incidents resulting in a material impact on our business, financial condition, or operating results. However, we can provide no assurance that all of our security measures will be effective. The industry has seen an increase in ransomware attacks, data breaches, social engineering, phishing attacks, and fraud and other scams that have placed the Bank, employees, our customers, and third-party vendors at heightened risk levels. These risks may increase in the future as we continue to increase our digital product offerings and expand our internal usage of cloud-based products and applications. In addition, our customers often use their own devices to make payments and manage their accounts, and are subject to cyberattacks including data breaches, social engineering, phishing attacks, fraud and other scams, that threaten the safety and security of their banking transactions with us. We have limited ability to assure the safety and security of our customers’ transactions with us to the extent they are using their own devices or are a victim of cyberattacks, fraud or other scams by threat actors.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults or failures of financial services institutions and instability in the financial services industry in general can lead to market-wide liquidity problems, increased credit risk and withdrawals of uninsured deposits. The failures of Silicon Valley Bank, Signature Bank, and First Republic Bank in 2023 resulted in significant disruption in the financial services industry and negative media attention, which has also adversely impacted the volatility and market prices of the securities of financial institutions and resulted in outflows of deposits for us and many other financial institutions. These events have adversely impacted and could continue to adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

Bank failures may increase the risk of a recession or lead to regulatory changes and initiatives, such as enhanced capital, liquidity, or risk management requirements, that could adversely impact the Company. Changes to laws or regulations, or the impositions of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, and negatively impact our overall financial condition. The recent bank failures also have resulted in a special assessment by the FDIC to replenish the DIF.

Our controls and procedures could fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance and ERM policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations or supervisory expectations related to controls and procedures could adversely affect our business, results of operations, and financial condition.

Our enterprise risk management program may not be effective at mitigating the risks to which we are subject, based upon our size, scope, and complexity.

We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including capital, market, liquidity, credit, operational, compliance, legal, strategic, technology and reputational risks. Although we seek to manage our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown or unanticipated. Further, any system of control and any system to reduce risk exposure, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, in some cases we use analytical or forecasting models in our management of risks. If the models are inadequate, or are subject to ineffective governance, our risk management program may also prove ineffective. Actions taken to mitigate identified risks may prove less effective than anticipated. If our risk management program proves ineffective, we could suffer unexpected losses and reputational damage.

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

New products and services may subject us to additional risks.

From time to time, we may seek to implement new business arrangements or new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new business arrangements, lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new business initiatives, new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. New business arrangements, new lines of business and/or new products or services also could subject us to additional regulatory requirements, increased scrutiny by our regulators and other legal risks. For example, we and other regional banks are increasingly partnering with fintech and other providers to distribute or market our products and services. Bank regulators have, and may in the future, hold banks responsible for the activities of these fintech companies, including in respect of BSA/AML and consumer compliance matters, or may take the view that these relationships present safety and soundness issues.

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

We are subject to extensive regulation under federal and state laws, as well as supervision and examination by the DFPI, FDIC, Federal Reserve, SEC, CFPB in the U.S. and foreign regulators and other government authorities. We are also subject to enforcement oversight by the U.S. Department of Justice and state attorneys general. In addition, we face certain legal, reputational, and financial risks as a result of serving customers in new or evolving industries that are subject to changing, and at times conflicting laws. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies could affect the manner in which we conduct business. Such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

Given that banks operate in an extensively regulated environment under federal and state law, good standing with our regulators is of fundamental importance to the continuation and growth of our business. In the performance of their supervisory and enforcement duties, the U.S. federal and state regulators, and non-U.S. regulators, have significant discretion and power to initiate enforcement actions for violations of laws and regulations, and unsafe and unsound practices. Further, regulators and bank supervisors continue to exercise qualitative supervision of our industry and specific business operations and related matters. Violations of laws and regulations or deemed deficiencies in risk management or other qualitative practices also may be incorporated into our confidential bank supervisory ratings. A downgrade in these ratings, or other regulatory settlements, enforcement actions or supervisory criticisms, could impose additional risk management and other regulatory oversight requirements, limit our ability to pursue acquisitions or conduct other expansionary activities, require new or additional regulatory approvals before engaging in certain other business activities, and result in civil monetary penalties, other sanctions, and damage to our reputation, all of which could adversely affect our business, financial condition, results of operations and future prospects.

Failure to comply with laws, regulations, or policies could result in civil or criminal sanctions by U.S. federal and state, and non-U.S. agencies, the loss of FDIC insurance, the revocation of our banking charter, civil or criminal monetary penalties, and/or reputational damage, which could have a material adverse impact on our business, results of operations, and financial condition. We continue to adjust our business and operations, capital, policies, procedures, and controls to comply with these laws and regulations, final rulemaking, supervisory requirements and interpretations from the regulatory authorities. See Item 1. Business — Supervision and Regulation in this Form 10-K for more information about the regulations to which we are subject.

Changes to fiscal policies and tax legislation may adversely affect our business.

From time to time, the U.S. government may introduce new fiscal policies and tax laws or make substantial changes to existing tax legislation. These changes could have a material impact on our business and our customers’ business, results of operations, and financial condition. Our positions or our actions taken prior to such changes may be compromised by such changes. In addition, our actions taken in response to, or in reliance upon, such changes in the tax laws may impact our tax position in a manner that may result in an adverse financial condition. We also provide for current and deferred taxes in our financial statements, based on our results of operations and financial condition. We may take tax return filing positions for which the final determination of tax is uncertain, and our income tax expense could be increased if a federal, state, or local authority were to assess additional taxes that have not been provided for in our consolidated financial statements. There can be no assurance that we will achieve our anticipated effective tax rate. The U.S. government could further introduce new tax legislation or amend current tax laws in a manner that would adversely affect us. In addition, continued political disagreements over the federal budget and the risk of a full or partial government shutdown could create uncertainty about the U.S. economy, ultimately having an adverse effect on our business, results of operations, and financial condition.

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

We operate in a heavily regulated industry and face significant risk from lawsuits and proceedings brought by customers, borrowers, bank regulators and counterparties. These actions include claims for monetary damages, penalties, fines, and demands for injunctive relief. If these lawsuits or proceedings, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for us, as well as restrictions or changes to how we conduct our business. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. As a participant in the financial services industry, we expect to continue to incur significant risks arising from litigation and government scrutiny related to our businesses and operations. Substantial legal liability and government scrutiny could adversely affect our business, results of operations, and financial condition. In addition, we may suffer significant reputational harm as a result of lawsuits and proceedings, adversely impacting our ability to attract and retain customers and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

General Risk Factors

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact our financial statements.

The preparation of our financial statements is based on accounting standards established by the FASB and the SEC. From time to time, these accounting standards may change, and such changes may have a material impact on our financial statements. In addition, the FASB, SEC, banking regulators, and our independent registered public accounting firm may amend or reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to adopt a new or revised standard retrospectively, potentially resulting in restatements to a prior period’s financial statements.

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

We test goodwill for impairment on an annual basis, or more frequently, if necessary. A significant decline in our expected future cash flows, a material change in interest rates, a significant adverse change in the business climate, slower growth rates, or a significant or sustained decline in the price of our common stock may necessitate taking future charges related to the impairment of goodwill. If we determine that a future write-down of goodwill is necessary, the amount of such an impairment charge could be significant and could adversely affect earnings as well as capital.

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

Threats to our reputation can come from many sources, including unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers or other threat actors. We have policies and procedures, including our Code of Conduct, in place to govern the personal conduct, action and work relationship of our employees with customers, fellow employees, competitors, governmental officials, and suppliers under both official and unofficial situations, in which employees may reasonably be perceived by others as acting as representatives of us. In addition, employees who fail to comply with the Code of Conduct may be subject to disciplinary action, termination of employment, and/or prosecution. However, these policies and procedures may not be fully effective. Negative publicity regarding our business, employees or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental scrutiny.

Increasing scrutiny and evolving expectations relating to environmental, social and governance considerations may expose us to additional costs, reputational harm, and other adverse effects on our business.

Regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices relating to business, including climate change, human rights, health and safety, diversity, and labor conditions. A failure to comply with regulatory requirements, or to meet evolving investor or stakeholder expectations and standards, could result in legal or regulatory proceedings and negatively impact our business, reputation, results of operations, financial conditions, and stock price. California has passed legislation that would impact the amount of required reporting of ESG practices, refer to Item 1. Business — Supervision and Regulation in this Form 10-K for more information. The SEC has proposed climate disclosure rules to require public issuers to include enhanced disclosure regarding corporate climate-related information in their periodic reports and registration statements. The enacted and proposed new government regulations could also cause new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosures.

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
•speculation or changes in perception in the press or investment community;
•strategic actions and announcements by us or our competitors, such as acquisitions or restructurings;
•actions by institutional stockholders;
•addition or departure of key personnel;
•fluctuations in the stock price and operating results of our competitors;
•general market conditions and, in particular, market conditions in the financial services industry;
•anticipated, proposed or adopted regulatory changes or developments;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company maintains an Information Security Program to support the management of cybersecurity risk as an integral component of the Company’s ERM framework. The Information Security Program encompasses the Company’s cybersecurity policies and practices, which focus on prevention, detection, mitigation and recovery from cybersecurity incidents. In addition, as part of the Information Security Program, the Company has a Security Incident Response Policy and Plan to enable a coordinated response to protect the integrity, security and resiliency of the Company’s information systems, to mitigate the risk of cybersecurity incidents and to escalate information regarding certain cybersecurity incidents to the appropriate management personnel and Board members in a timely fashion. The Information Security Program follows established industry frameworks, including the National Institute of Standards and Technology Cybersecurity Framework, and standards set by the relevant legal and regulatory authorities.

The Board’s Risk Oversight Committee has primary oversight responsibility for management’s efforts to mitigate cybersecurity risk and respond to cybersecurity incidents. The Risk Oversight Committee receives quarterly cybersecurity reports, including any reportable incidents, and reviews and approves the Information Security Program at least annually or whenever significant changes to the program are made. The full Board of Directors also receives quarterly cybersecurity reports. These updates include information regarding management’s ongoing efforts to manage cybersecurity risk and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. The Risk Oversight Committee members are independent directors and have expertise in areas relevant to their responsibilities over cybersecurity, including senior leadership experience in financial services and information technology.

At the management level, the Company has designated the Chief Risk Officer as the Chief Privacy Officer, who has oversight for managing cybersecurity risk. The Chief Privacy Officer coordinates with the Chief Information Security Officer to ensure the Company’s cybersecurity risk profile is managed in a manner consistent with its risk appetite. The Chief Privacy Officer also provides periodic reports to the Board’s Risk Oversight Committee, outlining the overall status of the Company’s Information Security Program and its compliance with regulatory guidelines, and coordinating and reporting on incident response. The Chief Information Security Officer is responsible for the day-to-day management of the Information Security Program and Security Incident Response Policy and Plan. The Chief Privacy Officer has held various leadership roles at the bank, including over 13 years previously serving as the Company’s Chief Financial Officer. The Chief Information Security Officer has over 20 years of work experience in cybersecurity at financial institutions.

The Information Security Program is supported by three lines of defense. The Information Security Team is the first line of defense under the Chief Information Security Officer and provides the day-to-day cybersecurity operations including identification and reporting of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, recovery planning, performing vulnerability and third party information security assessments, and employee awareness and training programs. In addition, the Information Security Team works in coordination with the individual business lines that have direct and primary responsibility and accountability for identifying, controlling and monitoring cybersecurity risk embedded in their business activities. The Information Security Team uses reputable industry service providers for security operations, monitoring, investigation and incident response. The internal Information Risk Management team conducts periodic assessments in collaboration with consulting services with expertise in the cybersecurity domains. Furthermore, the Third Party Risk Management Team, in conjunction with the Information Security Team, oversees, identifies, monitors, investigates and addresses material risks from cybersecurity threats associated with the Company’s use of third-party service providers. As the second line of defense, the ERM Team under the Chief Privacy Officer independently monitors cybersecurity risk across the Company, as well as the effectiveness of the Information Security Program, third party vendors’ vulnerability and penetration tests against the Company’s network. The ERM Team reports the status of the annual assessment of the effectiveness of the Information Security Program to the Chief Privacy Officer, who reports to the Board’s Risk Oversight Committee. When applicable, the Company obtains Statement on Standards for Attestation Engagement 18 reports or equivalent reports for vendor products and services hosted by third parties. Internal Audit serves as the third line of defense and provides additional independent assurance and evaluates the effectiveness of cybersecurity risk management.

In addition, the Company uses several internal training methods, through annual mandatory courses on security and privacy for all employees, as well as multiple simulated phishing attacks and regularly providing information security awareness materials throughout the year. The Company also maintains cybersecurity insurance. To date, the Company has not experienced cybersecurity incidents that have materially affected its business strategy, results of operations or financial condition. For additional information regarding cybersecurity threats, please refer to Item 1, Business – Supervision and Regulation – Privacy and Cybersecurity and Item 1A, Risk Factors – Risks Related to Our Operations.

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building, of which it owns 50%. The Company operates in 21 owned and 90 leased locations in the U.S., as well as 11 leased locations in Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois and Nevada. In Asia, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, representative offices in Beijing, Chongqing, Guangzhou, Xiamen, and Singapore, and administrative support offices in Beijing and Shanghai. All properties occupied by the Bank are used across all business segments and for corporate purposes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC”. As of January 31, 2024, the Company had 702 stockholders of record of the Company’s common stock, not including beneficial owners whose shares are held in record names of brokers or other nominees.

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

Five-Year Stock Performance

The following graph and table compare the Company’s cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the KBW Nasdaq Bank Index (“BKX”) over the five-year period through December 31, 2023. The cumulative total shareholder return assumes the investment of $100 in the Company’s common stock and in each index on December 31, 2018 and the reinvestment of common stock dividends.

The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The BKX is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S., and comprises 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions.

	December 31,
Index	2018	2019	2020	2021	2022	2023
East West Bancorp, Inc.	$100.00	$114.36	$122.62	$193.73	$165.75	$186.84
BKX	$100.00	$136.13	$122.08	$168.88	$132.75	$131.56
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the fourth quarter of 2023:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
October	590,696	$52.63	590,696	$223
November	768,649	$54.44	768,649	$181
December	146,746	$63.00	146,746	$172
Fourth quarter	1,506,091	$54.56	1,506,091

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)On March 3, 2020, the Company’s Board of Directors authorized, and the Company announced, a stock repurchase program under which the Company may repurchase up to $500 million of its common stock. The stock repurchase authorization has no expiration date.

Refer to Item 7. MD&A — Balance Sheet Analysis — Capital and Item 8. Financial Statements — Note 14 — Stockholders’ Equity and Earnings Per Share for information regarding repurchases under the Company’s common share repurchase program.

ITEM 6. [RESERVED]

EAST WEST BANCORP, INC.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of the Company, including its subsidiary bank, East West Bank. This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Form 10-K. For information on our business, see Item 1. Business in this Form 10-K.

Current Developments

Economic Developments

Although recent external data indicates that inflation remains above the Federal Reserve’s 2% target, the steadily slowing pace of inflation could point to receding fears of a recession in 2024. The likelihood of a “soft landing” scenario appears more likely given the Federal Reserve’s commitment to this outcome. The Federal Reserve has held interest rates steady over the latter half of 2023 and recently indicated the potential for rate cuts in 2024 and beyond. However, the higher interest rate environment continues to negatively impact the market value of bank-held securities, and the CRE industry has slowed due to tighter credit conditions and decreased demand. Other factors such as the economic impacts of unrest, wars, and acts of terrorism could lead to higher oil prices and increased inflationary pressures, along with the possibility that the Federal Reserve could maintain high interest rates longer than anticipated. While a U.S. government shutdown was averted in 2023, a future shutdown is possible and could negatively impact the economy. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities, and markets.

For additional discussion of the potential impacts on the Company’s business due to interest rate hikes, see Item 1A. — Risk Factors — Risks Related to Financial Matters in this Form 10-K.

Financial Review

Our MD&A analyzes the financial condition and results of operations of the Company for 2023 and 2022. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2022 and a comparison between 2022 and 2021 results, see Item 7. MD&A of our 2022 Form 10-K, which was filed with the SEC on February 27, 2023.

($ and shares in thousands, except per share, and ratio data)	2023	2022
Summary of operations:
Net interest income before provision for credit losses	$2,312,254	$2,045,881
Noninterest income	295,264	298,666
Total revenue	2,607,518	2,344,547
Provision for credit losses	125,000	73,500
Noninterest expense	1,022,748	859,393
Income before income taxes	1,459,770	1,411,654
Income tax expense	298,609	283,571
Net income	$1,161,161	$1,128,083
Per share:
Basic earnings	$8.23	$7.98
Diluted earnings	$8.18	$7.92
Adjusted diluted earnings (1)	$8.56	$7.92
Dividends declared	$1.92	$1.60
Weighted-average number of shares outstanding:
Basic	141,164	141,326
Diluted	141,902	142,492
Performance metrics:
Return on average assets (“ROA”)	1.71%	1.80%
Return on average common equity (“ROE”)	17.91%	19.51%
Return on average tangible common equity (“TCE”) (1)	19.35%	21.29%
Common dividend payout ratio	23.62%	20.32%
Net interest margin	3.61%	3.45%
Efficiency ratio (2)	39.22%	36.65%
Adjusted efficiency ratio (1)	31.63%	31.74%
At year end:
Total assets	$69,612,884	$64,112,150
Total loans	$52,210,898	$48,228,074
Total deposits	$56,092,438	$55,967,849
Common shares outstanding at period-end	140,027	140,948
Book value per share	$49.64	$42.46
Tangible book value per share (1)	$46.27	$39.10

(1)For additional information regarding the reconciliation of these non-U.S. GAAP financial measures, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s 2023 net income was $1.2 billion, an increase of $33 million, or 3%, from 2022 net income of $1.1 billion. The increase was primarily due to higher net interest income before provision for credit losses, partially offset by increases in the noninterest expense, provision for credit losses and income tax expense. Noteworthy items about the Company’s performance for 2023 included:

•Net interest income growth and net interest margin expansion. Year-over-year net interest income before provision for credit losses grew by $266 million or 13% to $2.3 billion in 2023, from $2.0 billion in 2022. Full year 2023 net interest margin was 3.61%, up 16 bps year-over-year.

•Earnings Per Share growth. Basic, diluted and adjusted diluted EPS for 2023 increased to $8.23, $8.18 and $8.56, respectively, compared with $7.98, $7.92 and $7.92, respectively, in 2022. The adjusted diluted EPS for 2023 excluded the $70 million pre-tax FDIC special assessment-related charge (the “FDIC charge”) incurred as a result of the final rule implemented by the FDIC to recover losses in the DIF, and a net loss of $7 million pre-tax on an AFS debt security. Adjusted diluted EPS is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

•Efficiency ratios. The efficiency ratio was 39.22% in 2023, or 257 bps higher compared with 2022, while the adjusted efficiency ratio was 31.63% in 2023, an improvement of 11 bps from 2022. The higher efficiency ratio in 2023 was due to the FDIC charge discussed above. Adjusted efficiency ratio is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

•Asset growth. Total assets reached $69.6 billion, an increase of $5.5 billion or 9% year-over-year, primarily driven by loan growth of $4.0 billion or 8%, and an increase in cash and cash equivalents of $1.1 billion or 33%. The increase in cash and cash equivalents was primarily funded with borrowings from the Bank Term Funding Program (“BTFP”).

•Loan growth. Total loans were $52.2 billion as of December 31, 2023, a year-over-year increase of $4.0 billion or 8% from $48.2 billion. This was primarily driven by growth in the residential mortgage, CRE, and commercial and industrial (“C&I”) loan segments.

•Strong capital levels. Stockholders’ equity was $7.0 billion or $49.64 per share as of December 31, 2023, up from $6.0 billion or $42.46 per share as of December 31, 2022. Tangible book value per share of $46.27 as of December 31, 2023, increased $7.17 or 18% from $39.10 as of December 31, 2022. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

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

Net interest income and net interest margin for 2023 increased year-over-year, which primarily reflected higher loan yields, increased loan volume, and higher yields on interest-bearing cash and deposits with banks, and AFS debt securities, partially offset by a higher cost of interest-bearing deposits and higher short-term borrowings. The changes in yields and rates reflected higher benchmark interest rates.

Average interest-earning assets were $64.0 billion in 2023, an increase of $4.7 billion or 8% from $59.3 billion in 2022. The increase in average interest-earning assets primarily reflected loan growth, and higher interest-bearing cash and deposits with banks, partially offset by decreases in assets purchased under resale agreements (“resale agreements”) and AFS debt securities.

The yield on average interest-earning assets was 5.77% in 2023, an increase of 186 bps from 3.91% in 2022. The year-over-year increase in the yield on average interest-earning assets primarily resulted from higher benchmark interest rates.

The average loan yield was 6.40% in 2023, an increase of 188 bps from 4.52% in 2022. The year-over-year change in the average loan yield reflected the loan portfolio’s sensitivity to higher benchmark interest rates. Approximately 58% and 62% of loans held-for-investment were variable-rate as of December 31, 2023 and 2022, respectively.

Average Cost of Deposits and
Average Cost of Interest-bearing Deposits
13
23
46
80
219
319
2021
2022
2023
Average Cost of Deposit (in bps)
Average Cost of Interest-bearing Deposits (in bps)

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $55.0 billion in 2023, an increase of $663 million or 1% from $54.3 billion in 2022. Average noninterest-bearing deposits were $17.2 billion in 2023, a decrease of $5.6 billion or 25% from $22.8 billion in 2022. Average noninterest-bearing deposits made up 31% and 42% of average deposits for 2023 and 2022, respectively.

The average cost of deposits was 2.19% in 2023, an increase of 173 bps from 0.46% in 2022. The average cost of interest-bearing deposits was 3.19% in 2023, an increase of 239 bps from 0.80% in 2022. The year-over-year increases reflected higher rates paid on time deposits, money market and checking deposits, and the customer migration to higher yielding deposit products in response to the higher interest rate environment.

The average cost of funds calculation includes deposits, short-term borrowings, FHLB advances, assets sold under repurchase agreements (“repurchase agreements”) and long-term debt. In 2023, the average cost of funds was 2.35%, an increase of 185 bps from 0.50% in 2022. The year-over-year increase was mainly driven by the change in the average cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2023, 2022 and 2021:

	Year Ended December 31,
	2023			2022			2021
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,638,630	$220,643	4.76%	$3,127,234	$41,113	1.31%	$6,071,896	$15,531	0.26%
Resale agreements	691,223	20,164	2.92%	1,398,080	29,767	2.13%	2,107,157	32,239	1.53%
AFS debt securities (1)(2)	6,105,999	225,592	3.69%	6,629,945	152,514	2.30%	8,281,234	143,983	1.74%
Held-to-maturity (“HTM”) debt securities (1)	2,976,237	50,598	1.70%	2,756,382	46,392	1.68%	—	—	—%
Loans:
C&I	15,499,899	1,190,940	7.68%	15,013,560	715,778	4.77%	13,656,720	472,260	3.46%
CRE	19,824,272	1,227,795	6.19%	17,896,853	791,839	4.42%	15,322,059	514,921	3.36%
Residential mortgage	14,155,784	750,813	5.30%	12,315,334	538,255	4.37%	10,601,638	435,264	4.11%
Other consumer	65,181	3,198	4.91%	93,711	2,429	2.59%	136,280	2,455	1.80%
Total loans (3)(4)	49,545,136	3,172,746	6.40%	45,319,458	2,048,301	4.52%	39,716,697	1,424,900	3.59%
Restricted equity securities	82,177	4,062	4.94%	77,963	3,144	4.03%	79,404	2,081	2.62%
Total interest-earning assets	$64,039,402	$3,693,805	5.77%	$59,309,062	$2,321,231	3.91%	$56,256,388	$1,618,734	2.88%
Noninterest-earning assets:
Cash and due from banks	555,689			652,673			615,255
Allowance for loan losses	(625,785)			(559,746)			(592,211)
Other assets	3,788,199			3,436,293			2,971,659
Total assets	$67,757,505			$62,838,282			$59,251,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,658,414	$179,200	2.34%	$6,696,200	$29,808	0.45%	$6,543,817	$13,023	0.20%
Money market deposits	11,680,540	399,482	3.42%	12,443,437	107,442	0.86%	12,428,025	15,041	0.12%
Saving deposits	2,128,943	15,573	0.73%	2,901,940	8,550	0.29%	2,746,933	7,496	0.27%
Time deposits	16,301,856	611,295	3.75%	9,473,744	106,038	1.12%	8,493,511	33,599	0.40%
Federal funds purchased and other short-term borrowings	3,591,114	157,002	4.37%	81,719	1,801	2.20%	1,584	42	2.65%
FHLB advances	123,288	6,430	5.22%	105,966	1,754	1.66%	404,789	6,881	1.70%
Repurchase agreements	34,443	1,497	4.35%	467,413	14,362	3.07%	306,845	7,999	2.61%
Long-term debt and finance lease liabilities	152,790	11,072	7.25%	152,325	5,595	3.67%	151,955	3,082	2.03%
Total interest-bearing liabilities	$41,671,388	$1,381,551	3.32%	$32,322,744	$275,350	0.85%	$31,077,459	$87,163	0.28%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	17,192,978			22,784,258			21,271,410
Accrued expenses and other liabilities	2,410,154			1,948,255			1,343,010
Stockholders’ equity	6,482,985			5,783,025			5,559,212
Total liabilities and stockholders’ equity	$67,757,505			$62,838,282			$59,251,091
Interest rate spread			2.45%			3.06%			2.60%
Net interest income and net interest margin		$2,312,254	3.61%		$2,045,881	3.45%		$1,531,571	2.72%

(1)Yields on tax-exempt debt securities are not presented on a tax-equivalent basis.
(2)Includes the amortization of net premiums on AFS debt securities of $31 million, $72 million and $93 million for 2023, 2022 and 2021, respectively.
(3)Average balances include nonperforming loans and loans held-for-sale.
(4)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $53 million, $50 million and $62 million for 2023, 2022 and 2021, respectively.

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

	Year Ended December 31,
	2023 vs. 2022			2022 vs. 2021
	Total Change	Changes Due to		Total Change	Changes Due to
($ in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$179,530	$27,977	$151,553	$25,582	$(10,802)	$36,384
Resale agreements	(9,603)	(18,266)	8,663	(2,472)	(12,812)	10,340
AFS debt securities	73,078	(12,895)	85,973	8,531	(32,250)	40,781
HTM debt securities	4,206	3,733	473	46,392	46,392	—
Loans:
C&I	475,162	23,900	451,262	243,518	50,613	192,905
CRE	435,956	95,037	340,919	276,918	96,028	180,890
Residential mortgage	212,558	87,511	125,047	102,991	73,603	29,388
Other consumer	769	(907)	1,676	(26)	(859)	833
Total loans	1,124,445	205,541	918,904	623,401	219,385	404,016
Restricted equity securities	918	177	741	1,063	(38)	1,101
Total interest and dividend income	$1,372,574	$206,267	$1,166,307	$702,497	$209,875	$492,622
Interest-bearing liabilities:
Checking deposits	$149,392	$4,879	$144,513	$16,785	$310	$16,475
Money market deposits	292,040	(6,983)	299,023	92,401	19	92,382
Saving deposits	7,023	(2,792)	9,815	1,054	437	617
Time deposits	505,257	118,581	386,676	72,439	4,299	68,140
Federal funds purchased and short-term borrowings	155,201	151,725	3,476	1,759	1,767	(8)
FHLB advances	4,676	330	4,346	(5,127)	(4,951)	(176)
Repurchase agreements	(12,865)	(17,113)	4,248	6,363	4,743	1,620
Long-term debt and finance lease liabilities	5,477	17	5,460	2,513	8	2,505
Total interest expense	$1,106,201	$248,644	$857,557	$188,187	$6,632	$181,555
Change in net interest income	$266,373	$(42,377)	$308,750	$514,310	$203,243	$311,067

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	% Change from 2022	2021
Lending fees	$83,876	$79,208	6%	$77,704
Deposit account fees	89,606	88,435	1%	71,261
Customer derivative income	20,200	29,057	(30)%	22,913
Foreign exchange income	52,481	48,158	9%	48,977
Wealth management fees	26,805	27,565	(3)%	25,751
Net gains on sales of loans	3,634	6,411	(43)%	8,909
Net (losses) gains on AFS debt securities	(6,862)	1,306	NM	1,568
Other investment income	9,348	7,037	33%	16,852
Other income	16,176	11,489	41%	11,960
Total noninterest income	$295,264	$298,666	(1)%	$285,895

NM - Not meaningful

Noninterest income comprised 11% and 13% of total revenue in 2023 and 2022, respectively. Noninterest income for 2023 was $295 million, compared with $299 million in 2022. The decrease was primarily due to lower customer derivative income and net losses on AFS debt securities, partially offset by increases in other income, lending fees, and foreign exchange income.

Lending fees were $84 million in 2023, an increase of $5 million or 6%, compared with $79 million in 2022. The year-over-year increase was driven by higher unused commitment and letter of credit facility fees.

Customer derivative income was $20 million in 2023, a decrease of $9 million or 30%, compared with $29 million in 2022. The year-over-year decrease was primarily due to unfavorable credit valuation adjustments, partially offset by higher transaction volume, interest received on derivative collateral posted and energy contract income.

Foreign exchange income was $52 million, an increase of $4 million or 9%, compared with $48 million in 2022. The year-over-year increase was primarily due to higher gains on foreign exchange trades, partially offset by the unfavorable valuation of certain foreign currency denominated balance sheet items.

Net losses on AFS debt securities of $7 million in 2023 were due to a $10 million write-off of an impaired subordinated AFS debt security during the first quarter of 2023, partially offset by a $3 million gain when the security was sold in the fourth quarter of 2023. In comparison, net gains on AFS debt securities were $1 million in 2022.

Other income was $16 million in 2023, an increase of $5 million or 41%, compared with $11 million in 2022. The year-over-year increase was primarily due to higher income from bank-owned life insurance policies.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	% Change from 2022	2021
Compensation and employee benefits	$508,538	$477,635	6%	$433,728
Occupancy and equipment expense	62,763	62,501	0%	62,996
Deposit insurance premiums and regulatory assessments	103,308	19,449	431%	17,563
Deposit account expense	43,143	25,508	69%	16,152
Computer software and data processing expenses	44,475	42,776	4%	46,863
Other operating expense	140,222	118,166	19%	96,330
Amortization of tax credit and other investments	120,299	113,358	6%	122,457
Total noninterest expense	$1,022,748	$859,393	19%	$796,089

Noninterest expense was $1.0 billion in 2023, an increase of $163 million or 19%, compared with $859 million in 2022. The increase was primarily due to higher deposit insurance premiums and regulatory assessments, compensation and employee benefits, other operating expense, and deposit account expense.

Compensation and employee benefits were $509 million in 2023, an increase of $31 million or 6%, compared with $478 million in 2022. The year-over-year increase was primarily due to wage increases and staffing growth.

Deposit insurance premiums and regulatory assessments were $103 million in 2023, an increase of $84 million or 431%, compared with $19 million in 2022. The year-over-year increase was primarily due to a $70 million FDIC charge incurred as a result of the final rule implemented to recover losses in the DIF following the failures of financial institutions in the first quarter of 2023, and a two bps increase in the base deposit insurance assessment rate under the FDIC’s Amended Restoration Plan.

Deposit account expense was $43 million in 2023, an increase of $18 million or 69%, compared with $26 million in 2022. The year-over-year increase primarily reflected an increase in deposit referral fees which were driven by higher interest rates and an increase in insured cash sweep product fees due to higher deposit balances. Such deposit referral fees are variable fees, sensitive to market rates and paid in lieu of interest on a small portion of the Bank’s deposit balances.

Other operating expense was $140 million in 2023, an increase of $22 million or 19%, compared with $118 million in 2022. The year-over-year increase was primarily due to higher corporate expenses and an increase in interest expense paid on cash collateral, partially offset by a reduction in foreclosure expenses.

Income Taxes

The following table presents the income before income taxes, income tax expense and effective tax rate for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Income before income taxes	$1,459,770	$1,411,654	$1,056,377
Income tax expense	$298,609	$283,571	$183,396
Effective tax rate	20.5%	20.1%	17.4%

Income tax expense was $299 million in 2023, compared with $284 million in 2022, resulting in an effective tax rate of 20.5% and 20.1%, respectively. The increase in the income tax expense was primarily related to an increase in pre-tax net income, which was partially offset by an increase in tax credits. The differences between the 2023 and 2022 effective tax rates from the federal statutory rate of 21% were primarily due to tax credits associated with renewable energy, historic and new market tax credit related projects and state taxes as described in Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

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

The following table presents the results by operating segment for the periods indicated:

	Year Ended December 31,
	Consumer and Business Banking			Commercial Banking			Other
($ in thousands)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Total revenue (loss)	$1,340,938	$1,280,989	$791,226	$1,166,984	$1,071,634	$929,970	$99,596	$(8,076)	$96,270
Provision for (reversal of) credit losses	18,422	27,197	(4,998)	106,578	46,303	(30,002)	—	—	—
Noninterest expense	477,622	397,882	364,635	382,865	314,185	275,649	162,261	147,326	155,805
Segment income (loss) before income taxes	844,894	855,910	431,589	677,541	711,146	684,323	(62,665)	(155,402)	(59,535)
Segment net income	$596,366	$608,120	$308,630	$478,418	$507,467	$489,233	$86,377	$12,496	$75,118

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

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2022
($ in thousands)	2023	2022	$	%	2021
Net interest income before provision for (reversal of) credit losses	$1,238,829	$1,170,850	$67,979	6%	$697,101
Noninterest income	102,109	110,139	(8,030)	(7)%	94,125
Total revenue	1,340,938	1,280,989	59,949	5%	791,226
Provision for (reversal of) credit losses	18,422	27,197	(8,775)	(32)%	(4,998)
Noninterest expense	477,622	397,882	79,740	20%	364,635
Segment income before income taxes	844,894	855,910	(11,016)	(1)%	431,589
Income tax expense	248,528	247,790	738	0%	122,959
Segment net income	$596,366	$608,120	$(11,754)	(2)%	$308,630
Average loans	$17,931,327	$15,769,072	$2,162,255	14%	$13,922,693
Average deposits	$33,668,913	$33,278,330	$390,583	1%	$31,679,856

Consumer and Business Banking segment net income decreased by $12 million or 2% year-over-year to $596 million in 2023, due to an increase in noninterest expense, partially offset by an increase in net interest income. Net interest income before provision for credit losses increased $68 million or 6% year-over-year to $1.2 billion. This increase was primarily driven by higher deposit FTP credits due to the year-over-year increase in market rates. Noninterest expense increased by $80 million or 20%, to $478 million, primarily due to higher deposit insurance premiums and regulatory assessments from the FDIC charge in the fourth quarter of 2023 and allocated corporate overhead expenses.

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

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2022
($ in thousands)	2023	2022	$	%	2021
Net interest income before provision for (reversal of) credit losses	$992,519	$892,386	$100,133	11%	$766,202
Noninterest income	174,465	179,248	(4,783)	(3)%	163,768
Total revenue	1,166,984	1,071,634	95,350	9%	929,970
Provision for (reversal of) credit losses	106,578	46,303	60,275	130%	(30,002)
Noninterest expense	382,865	314,185	68,680	22%	275,649
Segment income before income taxes	677,541	711,146	(33,605)	(5)%	684,323
Income tax expense	199,123	203,679	(4,556)	(2)%	195,090
Segment net income	$478,418	$507,467	$(29,049)	(6)%	$489,233
Average loans	$31,613,809	$29,550,386	$2,063,423	7%	$25,794,004
Average deposits	$17,825,312	$17,276,427	$548,885	3%	$17,122,743

Commercial Banking segment net income decreased by $29 million or 6% year-over-year to $478 million in 2023. This decrease was primarily driven by higher noninterest expense and provision for credit losses, partially offset by higher net interest income. Net interest income before provision for credit losses increased by $100 million or 11% to $993 million, driven by higher loan interest income from commercial loan growth. Provision for credit losses increased by $60 million or 130% year-over-year to $107 million, primarily driven by loan growth and changes to the macroeconomic outlook. Noninterest expense increased by $69 million or 22% to $383 million, primarily due to higher deposit insurance premiums and regulatory assessments from the FDIC charge in the fourth quarter of 2023, deposit account expense, and allocated corporate overhead expenses.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

	Year Ended December 31,
			Change from 2022
($ in thousands)	2023	2022	$	%	2021
Net interest income (loss)	$80,906	$(17,355)	$98,261	NM	$68,268
Noninterest income	18,690	9,279	9,411	101%	28,002
Total revenue (loss)	99,596	(8,076)	107,672	NM	96,270
Noninterest expense	162,261	147,326	14,935	10%	155,805
Segment loss before income taxes	(62,665)	(155,402)	92,737	60%	(59,535)
Income tax benefit	(149,042)	(167,898)	18,856	11%	(134,653)
Segment net income	$86,377	$12,496	$73,881	NM	$75,118
Average deposits	$3,468,506	$3,744,822	$(276,316)	(7)%	$2,681,097

NM - Not meaningful

The Other segment reported segment loss before income taxes of $63 million and segment net income of $86 million, reflecting an income tax benefit of $149 million in 2023. The decrease in segment loss before income taxes was primarily driven by higher net interest income. The $98 million year-over-year increase in net interest income was primarily driven by a higher yield on interest-bearing cash and deposits with banks and debt securities in 2023, partially offset by higher costs of borrowings.

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

While the Company does not intend to sell its debt securities, it may sell AFS debt securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of December 31, 2023 and 2022, and by credit ratings as of December 31, 2023:

	December 31, 2023			December 31, 2022			Rating as of December 31, 2023 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$1,112,587	$1,060,375	17%	$676,306	$606,203	10%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	364,446	6%	517,806	461,607	8%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	2,488,304	2,195,853	35%	2,588,446	2,262,464	37%	100%	—%	—%	—%	—%
Municipal securities	297,283	261,016	4%	303,884	257,099	4%	98%	—%	—%	—%	2%
Non-agency mortgage-backed securities	1,052,913	921,187	15%	1,209,714	1,047,553	17%	82%	—%	—%	—%	18%
Corporate debt securities	653,501	502,425	8%	673,502	526,274	9%	—%	32%	66%	2%	—%
Foreign government bonds	239,333	227,874	4%	241,165	227,053	4%	47%	53%	—%	—%	—%
Asset-backed securities	43,234	42,300	1%	51,152	49,076	1%	100%	—%	—%	—%	—%
Collateralized loan obligations	617,250	612,861	10%	617,250	597,664	10%	96%	4%	—%	—%	—%
Total AFS debt securities	$6,916,491	$6,188,337	100%	$6,879,225	$6,034,993	100%	87%	5%	5%	0%	3%
HTM debt securities:
U.S. Treasury securities	$529,548	$488,551	20%	$524,081	$471,469	19%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	814,932	33%	998,972	789,412	32%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities	1,235,784	1,004,697	41%	1,289,106	1,042,310	43%	100%	—%	—%	—%	—%
Municipal securities	188,872	145,791	6%	189,709	151,980	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,956,040	$2,453,971	100%	$3,001,868	$2,455,171	100%	100%	—%	—%	—%	—%
Total debt securities	$9,872,531	$8,642,308		$9,881,093	$8,490,164

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

As of December 31, 2023, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.6 and 7.5, respectively, compared with 4.1 and 8.0, respectively, as of December 31, 2022. The modest decreases in both the AFS and HTM effective durations were due to the portfolio seasoning.

Available-for-Sale Debt Securities

The fair value of AFS debt securities totaled $6.2 billion as of December 31, 2023, an increase of $153 million or 3% from $6.0 billion as of December 31, 2022. The increase was primarily due to yield curve movement. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $728 million as of December 31, 2023, compared with $844 million as of December 31, 2022.

As of both December 31, 2023 and 2022, 97% of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2023 and 2022. There was no allowance for credit losses provided against the AFS debt securities as of both December 31, 2023 and 2022. During 2023, the Company recognized $7 million in net losses on AFS debt securities, consisting of a $10 million impairment write-off on a subordinated debt security, partially offset by a $3 million gain on the sale of the same security. There were no credit losses recognized in earnings for 2022.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both December 31, 2023 and 2022.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $52.2 billion as of December 31, 2023, an increase of $4.0 billion, or 8%, from $48.2 billion as of December 31, 2022. This increase was primarily driven by increases of $1.8 billion or 13% in total residential mortgage loans, $1.4 billion or 7% in total CRE loans, and $870 million or 6% in C&I loans. The composition of the loan portfolio as of December 31, 2023 was similar to the composition as of December 31, 2022.

The following table presents the composition of the Company’s total loan portfolio by loan type as of December 31, 2023 and 2022:

	December 31,
	2023		2022
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$16,581,079	32%	$15,711,095	33%
CRE:
CRE	14,777,081	28%	13,857,870	29%
Multifamily residential	5,023,163	10%	4,573,068	9%
Construction and land	663,868	1%	638,420	1%
Total CRE	20,464,112	39%	19,069,358	39%
Total commercial	37,045,191	71%	34,780,453	72%
Consumer:
Residential mortgage:
Single-family residential	13,383,060	26%	11,223,027	23%
HELOCs	1,722,204	3%	2,122,655	5%
Total residential mortgage	15,105,264	29%	13,345,682	28%
Other consumer	60,327	0%	76,295	0%
Total consumer	15,165,591	29%	13,421,977	28%
Total loans held-for-investment (1)	52,210,782	100%	48,202,430	100%
Allowance for loan losses	(668,743)		(595,645)
Loans held-for-sale (2)	116		25,644
Total loans, net	$51,542,155		$47,632,429

(1)Includes $71 million and $70 million of net deferred loan fees and net unamortized premiums as of December 31, 2023, and 2022, respectively.
(2)Consists of a single-family residential loan as of December 31, 2023 and C&I loans as of December 31, 2022.

Commercial

The commercial loan portfolio comprised 71% and 72% of total loans as of December 31, 2023 and 2022, respectively. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $24.6 billion as of December 31, 2023, an increase of $1.8 billion or 8% from $22.8 billion as of December 31, 2022, with a utilization rate of 67% as of December 31, 2023, compared with 69% as of December 31, 2022. Total C&I loans were $16.6 billion as of December 31, 2023, an increase of $870 million or 6% from $15.7 billion as of December 31, 2022. Total C&I loans made up 32% and 33% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $645 million and $856 million as of December 31, 2023 and 2022, respectively. The majority of the C&I loans had variable interest rates as of both December 31, 2023, and 2022.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of December 31, 2023, and 2022:

	December 31, 2023			December 31, 2022
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Private equity	$2,553,718	16%	Private equity	$2,238,723	14%
Media & entertainment	1,891,199	12%	Media & entertainment	1,841,719	12%
Real estate investment & management	1,540,516	9%	Real estate investment & management	1,272,169	8%
Infrastructure & clean energy	890,307	5%	Manufacturing & wholesale	1,091,933	7%
Manufacturing & wholesale	803,606	5%	Infrastructure & clean energy	820,095	5%
Tech & telecom	729,922	4%	Food production & distribution	738,636	5%
Food production & distribution	655,340	4%	Tech & telecom	618,719	4%
Hospitality & leisure	576,328	4%	Hospitality & leisure	562,234	4%
Oil & gas	563,350	3%	Oil & gas	519,784	3%
Consumer nondurable goods	378,583	2%	Consumer nondurable goods	425,214	3%
All other C&I	5,998,210	36%	All other C&I	5,581,869	35%
Total C&I	$16,581,079	100%	Total C&I	$15,711,095	100%

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $20.5 billion as of December 31, 2023, which grew by $1.4 billion, or 7%, from $19.1 billion as of December 31, 2022, and accounted for 39% of total loans held-for-investment as of both December 31, 2023 and 2022. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The increase in total CRE loans was driven by well-diversified growth across our major property types, partially offset by a decrease in office CRE loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including: property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both December 31, 2023 and 2022. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
($ in thousands)	Amount	%	Amount	%
Property type:
Multifamily	$5,023,164	25%	$4,573,068	24%
Retail (1)	4,297,569	21%	4,075,768	22%
Industrial (1)	3,997,764	20%	3,617,086	19%
Hotel (1)	2,446,504	12%	2,085,910	11%
Office (1)	2,271,508	11%	2,522,554	13%
Healthcare (1)	852,362	4%	796,577	4%
Construction and land	663,868	3%	638,420	3%
Other (1)	911,373	4%	759,975	4%
Total CRE loans	$20,464,112	100%	$19,069,358	100%

(1)Included in CRE loans, which are a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 50% as of December 31, 2023, compared with 51% as of December 31, 2022. Weighted average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 91% and 90% of total CRE loans had an LTV ratio of 65% or lower as of December 31, 2023 and 2022, respectively.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of December 31, 2023 and 2022. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$7,604,053	51%	$2,295,592	46%	$294,879	44%	$10,194,524	50%
Northern California	2,737,635	19%	1,055,852	21%	147,031	22%	3,940,518	19%
California	10,341,688	70%	3,351,444	67%	441,910	66%	14,135,042	69%
Texas	1,122,428	8%	445,391	9%	41,768	6%	1,609,587	8%
New York	696,950	5%	287,961	6%	43,227	7%	1,028,138	5%
Washington	495,577	3%	173,367	3%	10,375	2%	679,319	3%
Arizona	355,047	2%	148,970	3%	38,897	6%	542,914	3%
Nevada	257,105	2%	142,133	3%	6,325	1%	405,563	2%
Other markets	1,508,286	10%	473,897	9%	81,366	12%	2,063,549	10%
Total loans	$14,777,081	100%	$5,023,163	100%	$663,868	100%	$20,464,112	100%

	December 31, 2022
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total	%
Geographic markets:
Southern California	$7,233,902	52%	$2,215,632	48%	$222,425	35%	$9,671,959	51%
Northern California	2,798,840	20%	890,002	20%	235,732	37%	3,924,574	20%
California	10,032,742	72%	3,105,634	68%	458,157	72%	13,596,533	71%
Texas	1,150,401	8%	410,872	9%	2,153	0%	1,563,426	8%
New York	682,096	5%	221,253	5%	99,595	16%	1,002,944	5%
Washington	449,423	3%	173,611	4%	15,557	2%	638,591	3%
Arizona	291,114	2%	95,460	2%	297	0%	386,871	2%
Nevada	159,092	1%	108,060	2%	30,673	5%	297,825	2%
Other markets	1,093,002	9%	458,178	10%	31,988	5%	1,583,168	9%
Total loans	$13,857,870	100%	$4,573,068	100%	$638,420	100%	$19,069,358	100%

As of December 31, 2023 and 2022, 69% and 71%, respectively, of total CRE loans were concentrated in California. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties in this Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.8 billion as of December 31, 2023, compared with $13.9 billion as of December 31, 2022, and accounted for 28% and 29% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2023, 58% of our CRE portfolio was variable rate, of which 50% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate. In comparison, as of December 31, 2022, 65% of our CRE portfolio was variable rate, of which 47% had customer-level interest rate derivative contracts in place. Loans are underwritten with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both December 31, 2023 and 2022. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $5.0 billion as of December 31, 2023, compared with $4.6 billion as of December 31, 2022, and accounted for 10% and 9% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of December 31, 2023, 48% of our multifamily residential portfolio was variable rate, of which 40% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate. In comparison, as of December 31, 2022, 57% of our multifamily residential loan portfolio was variable rate, of which 34% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $664 million as of December 31, 2023, compared with $638 million as of December 31, 2022, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $526 million in loans outstanding and $672 million in unfunded commitments, as of December 31, 2023, compared with $537 million in loans outstanding and $611 million in unfunded commitments as of December 31, 2022. Land loans totaled $138 million as of December 31, 2023, compared with $102 million as of December 31, 2022.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential loan size was $436 thousand and $434 thousand as of December 31, 2023 and 2022, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,990,848	37%	$799,571	46%	$5,790,419	38%
Northern California	1,650,905	13%	370,989	22%	2,021,894	13%
California	6,641,753	50%	1,170,560	68%	7,812,313	51%
New York	4,376,416	33%	247,202	14%	4,623,618	31%
Washington	696,028	5%	184,843	11%	880,871	6%
Massachusetts	391,666	3%	67,016	4%	458,682	3%
Georgia	432,258	3%	17,123	1%	449,381	3%
Nevada	404,837	3%	33,959	2%	438,796	3%
Texas	423,972	3%	—	—%	423,972	3%
Other markets	16,130	0%	1,501	0%	17,631	0%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%
Lien priority:
First mortgage	$13,383,060	100%	$1,331,509	77%	$14,714,569	97%
Junior lien mortgage	—	—%	390,695	23%	390,695	3%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%

	December 31, 2022
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,142,623	37%	$959,632	45%	$5,102,255	38%
Northern California	1,294,721	11%	492,921	23%	1,787,642	14%
California	5,437,344	48%	1,452,553	68%	6,889,897	52%
New York	3,964,779	35%	286,285	14%	4,251,064	32%
Washington	632,892	6%	236,434	11%	869,326	7%
Massachusetts	299,051	3%	85,590	4%	384,641	3%
Georgia	303,615	3%	21,493	1%	325,108	2%
Texas	316,771	3%	—	—%	316,771	2%
Nevada	253,702	2%	40,300	2%	294,002	2%
Other markets	14,873	0%	—	—%	14,873	0%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%
Lien priority:
First mortgage	$11,223,027	100%	$1,770,741	83%	$12,993,768	97%
Junior lien mortgage	—	—%	351,914	17%	351,914	3%
Total	$11,223,027	100%	$2,122,655	100%	$13,345,682	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $13.4 billion or 26% of total loans held-for-investment as of December 31, 2023, compared with $11.2 billion or 23% of total loans held-for-investment as of December 31, 2022. Year-over-year, single-family residential loans increased $2.2 billion or 19%, primarily driven by organic growth in mortgages and residential properties in California and New York. The Company was in a first lien position for all of its single-family residential loans as of both December 31, 2023 and 2022. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 53% as of both December 31, 2023 and 2022. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed-rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.2 billion as of December 31, 2023, which decreased by $274 million or 5% from $5.5 billion as of December 31, 2022, with a utilization rate of 33% as of December 31, 2023, compared with 39% as of December 31, 2022. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.7 billion as of December 31, 2023, compared with $2.1 billion as of December 31, 2022, and accounted for 3% and 5% of total loans held-for-investment as of December 31, 2023 and 2022, respectively. Year-over-year, HELOCs outstanding decreased $400 million, or 19%. The Company was in a first lien position for 77% and 83% of total outstanding HELOCs as of December 31, 2023 and 2022, respectively. The weighted-average LTV ratio was 48% on HELOC commitments as of December 31, 2023, compared with 49% as of December 31, 2022. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. Combined LTV ratios are used for junior lien home equity loans. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both December 31, 2023 and 2022.

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

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2023:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial:
C&I	$6,377,460	$9,423,384	$615,317	$164,918	$16,581,079
CRE:
CRE	1,335,154	6,980,010	6,324,116	137,801	14,777,081
Multifamily residential	215,519	1,352,396	1,604,163	1,851,085	5,023,163
Construction and land	298,450	334,460	30,734	224	663,868
Total CRE	1,849,123	8,666,866	7,959,013	1,989,110	20,464,112
Total commercial	8,226,583	18,090,250	8,574,330	2,154,028	37,045,191
Consumer:
Residential mortgage:
Single-family residential	638	6,423	1,453,334	11,922,665	13,383,060
HELOCs	—	1,557	126,301	1,594,346	1,722,204
Total residential mortgage	638	7,980	1,579,635	13,517,011	15,105,264
Other consumer	33,234	24,744	2,349	—	60,327
Total consumer	33,872	32,724	1,581,984	13,517,011	15,165,591
Total loans held-for-investment	$8,260,455	$18,122,974	$10,156,314	$15,671,039	$52,210,782

Distribution of loans to changes in interest rates:
Variable-rate loans	$6,769,986	$14,464,347	$4,439,201	$4,513,263	$30,186,797
Fixed-rate loans	1,445,872	3,050,536	2,677,252	4,166,473	11,340,133
Hybrid adjustable-rate loans	44,597	608,091	3,039,861	6,991,303	10,683,852
Total loans held-for-investment	$8,260,455	$18,122,974	$10,156,314	$15,671,039	$52,210,782

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2023 and 2022:

	December 31,
	2023		2022
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$631,487	1%	$911,784	1%
Interest-bearing deposits with banks	$—	—%	$28,772	0%
AFS debt securities (1)	$546,495	1%	$281,804	0%
Loans held-for-investment (2)	$934,734	1%	$968,450	2%
Total assets	$2,115,857	3%	$2,212,606	3%
Subsidiary bank in China:
Cash and cash equivalents	$719,058	1%	$556,656	1%
AFS debt securities (3)	$120,167	0%	$122,053	0%
Loans held-for-investment (2)	$1,328,383	2%	$1,170,437	2%
Total assets	$2,156,548	3%	$1,836,811	3%

(1)Comprised of U.S. Treasury securities and foreign government bonds as of both December 31, 2023 and 2022.
(2)Primarily comprised of C&I loans as of both December 31, 2023 and 2022.
(3)Comprised of foreign government bonds as of both December 31, 2023 and 2022.

The following table presents the total revenue generated by the Company’s overseas offices in 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$55,747	2%	$47,644	2%	$25,221	1%
Subsidiary Bank in China:
Total revenue	$32,569	1%	$38,022	2%	$27,252	1%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of the Company’s common stock. During the fourth quarter of 2023, the Company repurchased $82 million of common stock or 1,506,091 shares, at an average price of $54.56 per share. In comparison, the Company repurchased $100 million of common stock or 1,385,517 shares, at an average price of $72.17 per share in 2022. The total remaining available capital authorized for repurchase as of December 31, 2023 was $172 million.

The Company’s stockholders’ equity was $7.0 billion as of December 31, 2023, an increase of $966 million or 16% from $6.0 billion as of December 31, 2022. The increase in the Company’s stockholders’ equity was primarily due to 2023 net income of $1.2 billion, partially offset by cash dividends declared of $274 million. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

Book value was $49.64 per common share as of December 31, 2023, an increase of 17% from $42.46 per common share as of December 31, 2022, primarily due to the factors described above. Tangible book value per share was $46.27 as of December 31, 2023, compared with $39.10 as of December 31, 2022. For additional details, see the reconciliation of non-GAAP measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

The Company paid a cash dividend of $1.92 per share in 2023, compared with $1.60 per share in 2022, an increase of 20%. In January 2024, the Company’s Board of Directors declared a first quarter 2024 cash dividend of $0.55 per share, which represents a 15% increase or seven cents per share, from the previous quarterly cash dividend of $0.48 per share. The dividend was paid on February 15, 2024, to stockholders of record as of February 2, 2024.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$15,539,872	28%	$21,051,090	38%	$(5,511,218)	(26)%
Interest-bearing checking	7,558,908	14%	6,672,165	12%	886,743	13%
Money market	13,108,727	23%	12,265,024	22%	843,703	7%
Savings	1,841,467	3%	2,649,037	4%	(807,570)	(30)%
Time deposits	18,043,464	32%	13,330,533	24%	4,712,931	35%
Total deposits	$56,092,438	100%	$55,967,849	100%	$124,589	0%
Other Funds:
Short-term borrowings	$4,500,000	97%	$—	—%	$4,500,000	100%
Repurchase agreements	—	—%	300,000	67%	(300,000)	(100)%
Long-term debt	148,249	3%	147,950	33%	299	0%
Total other funds	$4,648,249	100%	$447,950	100%	$4,200,299	NM
Total sources of funds	$60,740,687		$56,415,799		$4,324,888	8%

NM — Not meaningful.

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. The following chart presents the Company’s deposits by customer segment as of December 31, 2023 and 2022.

Total deposits were $56.1 billion as of December 31, 2023, a slight increase of $125 million from $56.0 billion as of December 31, 2022. The increase in deposits was primarily driven by an increase in customer deposits, partially offset by a decrease in brokered deposits. The Company paid down a portion of its brokered deposits, which decreased the percentage of brokered deposits to 3% of total deposits as of December 31, 2023, compared with 6% as of December 31, 2022. Noninterest-bearing demand deposits decreased $5.5 billion year-over-year and comprised 28% and 38% of total deposits as of December 31, 2023 and 2022, respectively. Time deposits increased $4.7 billion year-over-year and comprised 32% and 24% of total deposits as of December 31, 2023 and 2022, respectively. The shift in deposit mix is primarily due to customer migration to higher yielding deposit products in response to the higher interest rate environment.

As of December 31, 2023, customer deposits of $52.9 billion were held in the Company’s domestic offices and $1.6 billion were held in each of the subsidiary bank in China and the branch in Hong Kong. Customer deposit accounts in the U.S. offices are insured by the FDIC for up to $250,000. The deposits in the Company’s subsidiary bank in China and the branch in Hong Kong are insured by each jurisdiction’s deposit insurance authority for up to 500,000 RMB and 500,000 HKD, respectively. Uninsured deposits represent the portion of deposit accounts that exceed the insurance limits of the FDIC and each foreign jurisdiction. The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting.

The following table presents total uninsured deposits by location as of December 31, 2023 and 2022:

($ in thousands)	Domestic	China	Hong Kong	Total
Uninsured deposits as of 12/31/2023	$27,592,714	$1,572,592	$1,487,833	$30,653,139
Uninsured deposits as of 12/31/2022	$31,036,308	$1,569,671	$1,520,686	$34,126,665

Uninsured time deposits totaled $10.4 billion as of December 31, 2023. The following table presents the maturity distribution for uninsured customer time deposits by location as of December 31, 2023:

($ in thousands)	Domestic	China	Hong Kong	Total
Three months or less	$3,821,200	$73,432	$888,336	$4,782,968
Over three months through six months	2,335,839	185,106	88,831	2,609,776
Over six months through 12 months	2,202,842	328,482	32,509	2,563,833
Over 12 months	15,660	388,752	6	404,418
Total	$8,375,541	$975,772	$1,009,682	$10,360,995

Management believes that presenting uninsured domestic deposits as reported on Schedule RC-OM item 2 of the Bank’s Call Report, with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The Company’s domestic uninsured deposits, excluding collateralized and affiliate deposits, ratio improved to 42% as of December 31, 2023, compared with 51% as of December 31, 2022. The Company is a participant in the IntraFi Network, a network that offers deposit placement services such as CDARS and ICS, that qualify large deposits for FDIC insurance. These reciprocal deposit structures provide protection to depositors by fully insuring deposits with other network banks and give the Company additional funding stability. The increasing use of these products during 2023 contributed to the improvement in the uninsured deposits, excluding collateralized and affiliate deposits ratio.

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of December 31, 2023 and 2022, after certain adjustments:

($ in thousands)		December 31, 2023	December 31, 2022
Uninsured deposits, per regulatory reporting requirements		$27,592,714	$31,036,308
Less: Collateralized deposits		(4,631,047)	(3,780,329)
Affiliate deposits		(491,992)	(352,977)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$22,469,675	$26,903,002

Total domestic deposits per the Call Report	(b)	$53,486,990	$53,225,764
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	42%	51%

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K.

Other Sources of Funding

The Company had $4.5 billion of short-term borrowings outstanding as of December 31, 2023, consisting of funds borrowed from the BTFP in March 2023. These borrowings were more cost effective than other borrowing sources and have a positive carry as cash placed at the Federal Reserve Bank. There were no short-term borrowings outstanding as of December 31, 2022. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-K for additional information on the BTFP and the Company’s related borrowings.

Repurchase agreements were $300 million as of December 31, 2022. The Company extinguished $300 million of repurchase agreements during the first quarter of 2023, and recorded $4 million of charges related to the extinguishment of repurchase agreements. For additional details, see Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-K.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt and Note 19 — Subsequent Events to the Consolidated Financial Statements in this Form 10-K for additional information on the junior subordinated debt.

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

The Company adopted Accounting Standards Update 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a rule that permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of December 31, 2023 reflect a delay of 50% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2023 and 2022 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2023		December 31, 2022
	Company	East West Bank	Company	East West Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
CET 1 capital (1)	13.3%	12.6%	12.7%	12.5%	4.5%	7.0%	6.5%
Tier 1 capital (1)	13.3%	12.6%	12.7%	12.5%	6.0%	8.5%	8.0%
Total capital	14.8%	13.8%	14.0%	13.5%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.2%	9.6%	9.8%	9.7%	4.0%	4.0%	5.0%

(1)The CET1 capital and Tier 1 leverage well-capitalized requirements apply only to the Bank since there is no CET1 capital component or Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company. The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2023 and 2022, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $53.7 billion as of December 31, 2023, compared with $50.0 billion as of December 31, 2022. The increase in risk-weighted assets was primarily due to growth across all major loan portfolios.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational, and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”) who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Board’s Risk Oversight Committee (“ROC”). IAR provides management and the ROC with an objective and independent assessment of the Bank’s credit profile and credit risk management process. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The ROC has primary oversight responsibility for identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the ROC. Reporting directly to the Board’s ROC, the IAR function provides additional support to the Company’s strong credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

The Company assesses the overall credit quality performance of the loans held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Credit Quality, Nonperforming Assets, and Allowance for Credit Losses.

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

The following table presents the Company’s criticized loans as of December 31, 2023 and 2022:

			Change
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Criticized loans:
Special mention loans	$404,241	$468,471	$(64,230)	(14)%
Classified loans (1)	573,969	427,509	146,460	34%
Total criticized loans (2)	$978,210	$895,980	$82,230	9%

Special mention loans to loans held-for-investment	0.77%	0.97%
Classified loans to loans held-for-investment	1.10%	0.89%
Criticized loans to loans held-for-investment	1.87%	1.86%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $114 million or 0.16% of total assets as of December 31, 2023, an increase of $14 million or 14%, compared with $100 million or 0.16% of total assets as of December 31, 2022.

The following table presents nonperforming assets information as of December 31, 2023 and 2022:

			Change
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Commercial:
C&I	$37,036	$50,428	$(13,392)	(27)%
CRE:
CRE	23,249	23,244	5	0%
Multifamily residential	4,669	169	4,500	NM
Total CRE	27,918	23,413	4,505	19%
Consumer:
Residential mortgage:
Single-family residential	24,377	14,240	10,137	71%
HELOCs	13,411	11,346	2,065	18%
Total residential mortgage	37,788	25,586	12,202	48%
Other consumer	132	99	33	33%
Total nonaccrual loans	102,874	99,526	3,348	3%
OREO, net	11,141	270	10,871	NM
Total nonperforming assets	$114,015	$99,796	$14,219	14%
Nonperforming assets to total assets	0.16%	0.16%
Nonaccrual loans to loans held-for-investment	0.20%	0.21%
Allowance for loan losses to nonaccrual loans	650.06%	598.48%

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

Nonaccrual loans were $103 million and $100 million as of December 31, 2023 and 2022, respectively. Increases in single-family, multifamily residential and HELOC nonaccrual loans were predominantly offset by higher charge-offs of C&I loans. As of December 31, 2023, $40 million or 39% of nonaccrual loans were less than 90 days delinquent. In comparison, $68 million or 69% of nonaccrual loans were less than 90 days delinquent as of December 31, 2022.

The following table presents the accruing loans past due by portfolio segment as of December 31, 2023 and 2022:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	December 31, 2023	December 31, 2022	$	%	December 31, 2023	December 31, 2022
Commercial:
C&I	$35,649	$9,355	$26,294	281%	0.21%	0.06%
CRE:
CRE	3,517	14,185	(10,668)	(75)%	0.02%	0.10%
Multifamily residential	597	1,000	(403)	(40)%	0.01%	0.02%
Construction and land	13,251	—	13,251	100%	2.00%	—%
Total CRE	17,365	15,185	2,180	14%	0.08%	0.08%
Total commercial	53,014	24,540	28,474	116%	0.14%	0.07%
Consumer:
Residential mortgage:
Single-family residential	45,228	25,653	19,575	76%	0.34%	0.23%
HELOCs	21,492	8,786	12,706	145%	1.25%	0.41%
Total residential mortgage	66,720	34,439	32,281	94%	0.44%	0.26%
Other consumer	3,265	3,192	73	2%	5.41%	4.18%
Total consumer	69,985	37,631	32,354	86%	0.46%	0.28%
Total	$122,999	$62,171	$60,828	98%	0.24%	0.13%

(1)There were no accruing loans past due 90 days or more as of both December 31, 2023 and 2022.

Allowance for Credit Losses

The Company maintains its allowance for credit losses at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgements used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates, Note 1 — Summary of Significant Accounting Policies and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments as of the periods indicated:

	December 31,
	2023		2022
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$392,685	32%	$371,700	33%
CRE:
CRE	170,592	28%	149,864	29%
Multifamily residential	34,375	10%	23,373	10%
Construction and land	10,469	1%	9,109	1%
Total CRE	215,436	39%	182,346	40%
Total commercial	608,121	71%	554,046	73%
Consumer:
Residential mortgage:
Single-family residential	55,018	26%	35,564	23%
HELOCs	3,947	3%	4,475	4%
Total residential mortgage	58,965	29%	40,039	27%
Other consumer	1,657	0%	1,560	0%
Total consumer	60,622	29%	41,599	27%
Total allowance for loan losses	$668,743	100%	$595,645	100%
Allowance for unfunded credit commitments	$37,699		$26,264
Total allowance for credit losses	$706,442		$621,909
Loans held-for-investment	$52,210,782		$48,202,430
Allowance for loan losses to loans held-for-investment	1.28%		1.24%

The following table presents net charge-offs and the net charge-offs to average loans ratios based on the loan categories as of the periods indicated:

	December 31,
	2023			2022
($ in thousands)	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment
Commercial:
C&I	$29,770	$15,497,693	0.19%	$1,914	$15,010,984	0.01%
CRE:
CRE	6,616	14,312,459	0.05%	9,288	13,145,204	0.07%
Multifamily residential	(542)	4,756,885	(0.01)%	6,678	4,249,600	0.16%
Construction and land	10,177	754,928	1.35%	(74)	499,044	(0.01)%
Total CRE	16,251	19,824,272	0.08%	15,892	17,893,848	0.09%
Total commercial	46,021	35,321,965	0.13%	17,806	32,904,832	0.05%
Consumer:
Residential mortgage:
Single-family residential	(69)	12,274,773	0.00%	463	10,106,349	0.00%
HELOCs	105	1,881,008	0.01%	84	2,208,725	0.00%
Total residential mortgage	36	14,155,781	0.00%	547	12,315,074	0.00%
Other consumer	197	65,181	0.30%	106	93,711	0.11%
Total consumer	233	14,220,962	0.00%	653	12,408,785	0.01%
Total	$46,254	$49,542,927	0.09%	$18,459	$45,313,617	0.04%

2023 net charge-offs were $46 million, or 0.09% of average loans held-for-investment, compared with $18 million, or 0.04% of average loans held-for-investment in 2022. The increase was primarily due to higher losses in the C&I and construction and land portfolios, as well as lower recoveries in the C&I portfolio. These increases were partially offset by lower charge-offs in the multifamily residential and CRE portfolios.

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

The ROC has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West, on a stand-alone basis to ensure that the Company can serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports on the Company’s liquidity position relative to policy limits and guidelines to the Board of Directors. The liquidity management practices have been effective under normal operating and stressed market conditions.

The Company also maintains a Liquidity Contingency Plan that provides an early-warning methodology to detect liquidity problems and provide a timely response. The Liquidity Contingency Plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified liquidity problem. Management monitors the early-warning indicators defined in the Liquidity Contingency Plan, which include metrics for measuring the Company’s internal liquidity status as well as company-specific and market-wide external factors. When early-warning signals are detected, the ALCO is informed, and the problem is evaluated for severity. The ALCO will determine the course of action and appropriate contingency funding sources, if any, that are needed.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $56.1 billion as of December 31, 2023, compared with $56.0 billion as of December 31, 2022. The Company’s loan-to-deposit ratio was 93% as of December 31, 2023, compared with 86% as of December 31, 2022.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and FRBSF, such as under the BTFP, unsecured federal funds lines of credit with various correspondent banks, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Unencumbered loans and/or debt securities were pledged to the FHLB, the FRBSF discount window, and the FRBSF BTFP as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. See Item 7. — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-K for further details related to the Company’s funding sources. The Company believes its cash and cash equivalents and available borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and borrowing capacity as of December 31, 2023 and 2022:

			Change
($ in thousands)	December 31, 2023	December 31, 2022	$	%
Cash and cash equivalents	$4,614,984	$3,481,784	$1,133,200	33%
Interest-bearing deposits with banks	10,498	139,021	(128,523)	(92)%
Borrowing capacity:
FHLB	12,373,002	12,773,996	(400,994)	(3)%
FRBSF	9,830,769	2,049,048	7,781,721	380%
Unpledged available securities	1,988,526	6,939,591	(4,951,065)	(71)%
Federal funds facility	946,000	1,136,000	(190,000)	(17)%
Total	$29,763,779	$26,519,440	$3,244,339	12%

The Company’s cash and cash equivalents and borrowing capacity totaled $29.8 billion as of December 31, 2023, compared with $26.5 billion as of December 31, 2022. The increase was primarily related to an increase in collateral available at the FRBSF and an increase in cash and cash equivalents, which was funded by borrowings from the BTFP in the first quarter of 2023. The BTFP borrowings were secured by pledged securities and reflected the Company’s conservative liquidity management practices in response to the volatility in the banking industry earlier in the year.

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

•Note 9 — Deposits
•Note 10 — Short-Term Borrowings and Long-Term Debt

In January 2024, the Company provided notice that it would redeem $113 million of the principal face value of junior subordinated debt and $4 million of the principal face value of trust preferred securities issued by the East West Capital Trusts. Of these amounts, $16 million was redeemed in February 2024 and the remaining $101 million is scheduled to be redeemed in March 2024.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of December 31, 2023 to have a material current or future impact on the Company’s financial conditions or results of operations. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for 2023, 2022 and 2021. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. East West held $446 million and $229 million in cash and cash equivalents as of December 31, 2023 and 2022, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

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

As of December 31, 2023, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in this Form 10-K.

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

The Company recalibrated its deposit repricing models and betas in December 2022, and qualitatively increased the long run (through the cycle) betas during 2023 to better reflect increased competition and higher terminal fed funds rates than previously observed in the historical data. Overall, the Company observed a weighted-average increase of approximately 17% during the year to total deposit beta of 51% as of December 31, 2023. These increases reflected the Company’s forward-looking views of deposit rates given the expected EFFR at the time. The Company also modified deposit balance runoff models in December 2022, to better capture behavioral differences across product and customer types and carved out stable and non-stable balances to reflect the volatility and interest rate sensitivity of such deposit balances. The assumptions used for the identification of stable balances were updated in June and September 2023 to reflect a larger portion of potential non-stable balances. The assumptions for the identification of stable balances had no significant updates in December 2023.

Additionally, to reflect changes in interest expense due to the shift from noninterest-bearing to interest-bearing accounts in the deposit mix, the Company utilized a qualitative assumption in March 2023. This assumption considered the amount of surplus noninterest-bearing deposits assumed to be rate sensitive and migrated them to interest-bearing deposits. This assumption was included in the net interest income volatility simulations to reflect more realistic net interest income volatility in rising rate scenarios. The qualitative assumption was enhanced in June 2023 with a more robust quantitative approach. This updated approach incorporated internally observed historical data reflecting the evolution of noninterest-bearing deposits as a percent of total deposits, based on the historical behavior observed during the prior rising interest rate cycle. The assumption forecasts that a portion of noninterest-bearing deposits would migrate to interest-bearing certificates of deposits as the 12-month moving average of the overnight indexed swap rate increases. No further enhancements to the deposit mix assumption were made in December 2023.

In the net interest income simulations, the Company also makes assumptions on the yield related to the re-investment of investment securities and the yields on new loan originations. These assumptions are updated quarterly to reflect recent market conditions as well as forward-looking expectations but generally do not have significant impact to NII sensitivity. During 2023, loans and deposits with cash flows indexed to China related benchmark interest rates were removed from the interest rate scenario shocks. The associated change to the net interest income sensitivity was insignificant.

As loan and security prepayment assumptions are key components of the Company’s model, the Company incorporates third-party vendor models to forecast prepayment behavior on mortgage loans and securities which have mortgage loans as underlying collateral. These third-party vendor models have access to more comprehensive industry-level data which can capture specific borrower and collateral characteristics over a variety of interest rate cycles. The Company will periodically assess and adjust the vendor models when appropriate to include its own available observations and expectations. During 2023, the Company updated its version of the asset liability management simulation tool and vendor prepayment model. This change updated the calibration of the vendor model to better fit recent data and better supported the transition from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) indexed loans. Overall, the update had minimal impact on forecasted prepayments. During 2023, the Company updated the vendor prepayment model tuning factors to slow down prepayment speeds on single-family residential mortgages so that it better aligned with actual and expected prepayments.

During the third quarter of 2023, the Company replaced the U.S. dollar (“USD”) LIBOR Swap curve and rates with the respective SOFR Swap and SOFR reference rates. This change had a minimal impact on the overall results of net interest income and economic value of equity (“EVE”) simulations as the overall yields and discount rates were not impacted.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of December 31, 2023 and 2022, on a balance sheet assuming flat forward rates and flat loan and deposit growth on the date of analysis. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	Net Interest Income Volatility (1)
	December 31,
	2023	2022
Change in Interest Rates (in bps)	%	%
+200	1.3%	11.6%
+100	1.2%	5.9%
-100	(1.8)%	(5.3)%
-200	(4.1)%	(8.6)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income decreased as of December 31, 2023. This decrease reflected updates to the deposit repricing assumptions and deposit product mix. Noninterest-bearing deposit account balances are assumed to be sensitive to interest rate levels and migrate to interest-bearing deposit accounts.

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

	Net Interest Income Volatility
	December 31,
	2023	2022
Change in Interest Rates (in bps)	%	%
+200 Rate ramp	0.8%	6.3%
+100 Rate ramp	0.5%	3.4%
-100 Rate ramp	(0.6)%	(2.4)%
-200 Rate ramp	(1.3)%	(4.9)%

As of December 31, 2023, the Company’s net interest income profile reflects a modestly asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of December 31, 2023, the Company designated interest rate contracts with a notional amount of $5.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.6% of the base net interest income for every 100 bps change in interest rate.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of December 31, 2023 and 2022. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	Economic Value of Equity Volatility (1)
	December 31,
	2023	2022
Change in Interest Rates (in bps)	%	%
+200	(10.3)%	(6.0)%
+100	(5.4)%	(2.9)%
-100	3.0%	1.1%
-200	6.0%	2.3%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of December 31, 2023, the Company’s EVE is expected to decrease when interest rates rise. The change in EVE sensitivity was due to shorter deposit durations as a result of deposit modeling assumptions, slower prepayments on fixed-rate mortgages and mortgage-backed securities, and additional cash flow hedges to reduce net interest income volatility.

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

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies, and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component in the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2023, the Company anticipates performance by all its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risks as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
($ in thousands)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)	Interest Rate Contracts Hedging Loans (1)		Interest Rate Contracts Hedging Borrowings (2)
Cash flow hedges
Notional amount	$4,000,000	(3)(4)	$—	$3,000,000	(3)	$200,000
Weighted average:
Receive rate	4.95%		NA	4.91%		3.83%
Pay rate	7.32%		NA	6.23%		0.48%
Remaining term (in months)	35.8		NA	46.6		3.2

($ in thousands)	Foreign Exchange Contracts			Foreign Exchange Contracts
Net investment hedges
Notional amount	$81,480			$84,832
Hedged percentage (5)	44%			44%
Remaining term (in months)	2.7			2.6

NA — Not applicable.
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on SOFR, or Prime.
(2)Represents receive-floating/pay-fixed interest rate swaps. Floating rate received was based on three-month LIBOR. The hedge was terminated during the first quarter of 2023.
(3)Excludes interest rate collars in total notional amount of $250 million as of both December 31, 2023 and 2022.
(4)Excludes forward-starting swaps in total notional amount of $1.0 billion, which were not effective as of December 31, 2023.
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

Allowance for Credit Losses

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

A critical judgement in the process is estimating the Company’s allowance for credit losses related to macroeconomic forecasts that are incorporated into quantitative methods. As any one economic outlook is inherently uncertain, the Company utilizes a baseline and upside or downside scenarios which are applied based on a probability weighting, to better reflect management’s estimate of the expected credit losses given existing market conditions and the changes in the economic environment. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next. For further discussion on the economic forecast incorporated into the 2023 model, see Item 7. MD&A — Risk Management — Credit Risk Management — Allowance for Credit Losses.

The allowance for credit losses is sensitive to changes in macroeconomic forecast assumptions. Given the dynamic relationship between macroeconomic variables within the Company’s models, it is difficult to estimate the impact of a change in any one factor or input on the allowance. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variables, the Company compared the quantitative modeled estimate when applying a 100% probability weighting to the downside scenario rather than the weighting of multiple scenarios used to estimate the allowance for credit losses at December 31, 2023. Without considering model overlays and qualitative adjustments which could result in a materially different estimate, this sensitivity analysis would have been approximately $343 million higher.

This analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and is not intended to estimate changes in the overall allowance for credit losses as it does not capture all the potential unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2023.

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

Significant judgment is also required to determine the fair value hierarchy for certain financial instruments. When fair values are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement, the financial assets and liabilities are classified as Level 3 of the fair value hierarchy established under Accounting Standards Codification (“ASC”) 820-10, Fair Value Measurement.

The following table presents the Company’s assets recorded at fair value and the portion of such assets that are classified within level 3 of the fair value hierarchy.

		December 31,
		2023			2022
($ in thousands)		Total Balance (1)	Level 3		Total Balance (1)	Level 3
Total assets measured at fair value on a recurring basis		$6,823,916	$336		$6,814,275	$323
Total assets measured at fair value on a nonrecurring basis		46,760	46,760		72,614	72,614
Total assets measured at fair value	(a)	$6,870,676 (b)	$47,096	(d)	$6,886,889 (f)	$72,937
Total assets	(c)	$69,612,884		(e)	$64,112,150
Level 3 assets at fair value as a percentage of total assets		(b)/(c)	0.1%		(f)/(e)	0.1%
Level 3 assets at fair value as a percentage of total assets at fair value		(b)/(a)	0.7%		(f)/(d)	1.1%

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

The Company performed its annual goodwill impairment test on all three reporting units using a combination of income and market approaches to estimate the fair value of each reporting unit. The Company concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2023. The fair value of each reporting unit exceeded its carrying amount and there was no indication of a significant risk of goodwill impairment based on current projections.

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

In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, tax credits, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and makes adjustments to accrued taxes as new information becomes available. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2023. For further information on the Company’s accounting for income taxes and significant tax attributes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes and Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Recently Adopted Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-K are return on average TCE, adjusted efficiency ratio, adjusted diluted EPS, and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliation of U.S. GAAP to non-GAAP financial measures for 2023, 2022 and 2021:

		Year Ended December 31,
($ in thousands)		2023	2022	2021
Net income	(a)	$1,161,161	$1,128,083	$872,981
Add: Amortization of core deposit intangibles		1,763	1,865	2,749
Amortization of mortgage servicing assets		1,328	1,425	1,679
Tax effect of amortization adjustments (1)		(914)	(966)	(1,274)
Tangible net income (non-GAAP)	(b)	$1,163,338	$1,130,407	$876,135

Average stockholders’ equity	(c)	$6,482,985	$5,783,025	$5,559,212
Less: Average goodwill		(465,697)	(465,697)	(465,697)
Average other intangible assets (2)		(6,542)	(8,695)	(10,535)
Average tangible book value (non-GAAP)	(d)	$6,010,746	$5,308,633	$5,082,980

ROE	(a)/(c)	17.91%	19.51%	15.70%
Return on average TCE (non-GAAP)	(b)/(d)	19.35%	21.29%	17.24%

		Year Ended December 31,
($ in thousands)		2023	2022	2021
Net interest income before provision for (reversal of) credit losses	(a)	$2,312,254	$2,045,881	$1,531,571
Total noninterest income		295,264	298,666	285,895
Total revenue	(b)	$2,607,518	$2,344,547	$1,817,466
Noninterest income		$295,264	$298,666	$285,895
Add: Net loss on AFS debt security (3)		6,862	—	—
Adjusted noninterest income (non-GAAP)	(c)	302,126	298,666	285,895
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$2,614,380	$2,344,547	$1,817,466

Total noninterest expense	(e)	$1,022,748	$859,393	$796,089
Less: Amortization of tax credit and other investments		(120,299)	(113,358)	(122,457)
Amortization of core deposit intangibles		(1,763)	(1,865)	(2,749)
FDIC charge (4)		(69,986)	—	—
Repurchase agreements’ extinguishment cost (5)		(3,872)	—	—
Adjusted noninterest expense (non-GAAP)	(f)	$826,828	$744,170	$670,883

Efficiency ratio	(e)/(b)	39.22%	36.65%	43.80%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	31.63%	31.74%	36.91%

		Year Ended December 31,
($ and shares in thousands, except per share data)		2023	2022	2021
Net income	(a)	$1,161,161	$1,128,083	$872,981
Add: FDIC charge (4)		69,986	—	—
Net loss on AFS debt security (3)		6,862	—	—
Tax effect of adjustment (1)		(22,716)	—	—
Adjusted net income (non-GAAP)	(b)	$1,215,293	$1,128,083	$872,981

Diluted weighted-average number of shares outstanding	(c)	$141,902	$142,492	$143,140
Diluted EPS	(a)/(c)	8.18	7.92	6.10
Add: FDIC charge (4)		0.35	—	—
Net loss on AFS debt security (3)		0.03	—	—
Adjusted diluted EPS (non-GAAP)	(b)/(c)	$8.56	$7.92	$6.10

(1)Applied statutory rate of 29.56% for 2023, 29.37% for 2022, and 28.77% for 2021.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Represents the net loss related to an AFS debt security that was written-off in the first quarter of 2023 and subsequently sold during the fourth quarter of 2023.
(4)During the fourth quarter of 2023, the Company recorded $70 million pre-tax FDIC charge (included in Deposit insurance premiums and regulatory assessments on the Consolidated Statement of Income).
(5)In 2023, the Company prepaid $300 million of repurchase agreements and incurred a debt extinguishment cost of $4 million.

		December 31,
($ and shares in thousands, except per share data)		2023	2022	2021
Stockholders’ equity	(a)	$6,950,834	$5,984,612	$5,837,218
Less: Goodwill		(465,697)	(465,697)	(465,697)
Other intangible assets (1)		(6,602)	(7,998)	(9,334)
Tangible book value (non-GAAP)	(b)	$6,478,535	$5,510,917	$5,362,187

Number of common shares at period-end	(c)	140,027	140,948	141,908
Book value per share	(a)/(c)	$49.64	$42.46	$41.13
Tangible book value per share (non-GAAP)	(b)/(c)	$46.27	$39.10	$37.79

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Allowance for loan losses for loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses (ALL) is established as management’s estimate of expected credit losses inherent in the Company’s lending activities. As of December 31, 2023 the ALL was $669 million, which includes the ALL for commercial loans evaluated on a collective pool basis (the commercial collective ALL). The ALL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The December 31, 2023 commercial collective ALL included quantitative and qualitative components (together, the collective ALL). The Company developed and documented the collective ALL methodology at the portfolio segment level. The collective ALL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (C&I) and commercial real estate (CRE), which also included multifamily residential, and construction and land loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE model considers the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the commercial collective ALL, if these factors have not already been captured by the quantitative model.
We identified the December 31, 2023 commercial collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimates, including controls over the:

•development of the collective ALL methodology

•continued use and appropriateness of changes made to the quantitative models

•performance monitoring of the quantitative models for the December 31, 2023 commercial collective ALL

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
February 28, 2024

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	December 31,
	2023	2022
ASSETS
Cash and due from banks	$444,793	$534,980
Interest-bearing cash with banks	4,170,191	2,946,804
Cash and cash equivalents	4,614,984	3,481,784
Interest-bearing deposits with banks	10,498	139,021
Assets purchased under resale agreements (“resale agreements”)	785,000	792,192
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $6,916,491 and $6,879,225)	6,188,337	6,034,993
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,453,971 and $2,455,171)	2,956,040	3,001,868
Loans held-for-sale	116	25,644
Loans held-for-investment (net of allowance for loan losses of $668,743 and $595,645)	51,542,039	47,606,785
Investments in qualified affordable housing partnerships, tax credit and other investments, net	905,036	763,256
Premises and equipment (net of accumulated depreciation of $157,622 and $148,126)	86,370	89,191
Goodwill	465,697	465,697
Operating lease right-of-use assets	94,024	103,681
Other assets	1,964,743	1,608,038
TOTAL	$69,612,884	$64,112,150
LIABILITIES
Deposits:
Noninterest-bearing	$15,539,872	$21,051,090
Interest-bearing	40,552,566	34,916,759
Total deposits	56,092,438	55,967,849
Short-term borrowings	4,500,000	—
Assets sold under repurchase agreements (“repurchase agreements”)	—	300,000
Long-term debt and finance lease liabilities	153,011	152,400
Operating lease liabilities	102,353	111,931
Accrued expenses and other liabilities	1,814,248	1,595,358
Total liabilities	62,662,050	58,127,538
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,372,230 and 168,459,045 shares issued	169	168
Additional paid-in capital	1,980,818	1,936,389
Retained earnings	6,465,230	5,582,546
Treasury stock, at cost 29,344,863 and 27,511,199 shares	(874,787)	(768,862)
Accumulated other comprehensive loss (“AOCI”), net of tax	(620,596)	(765,629)
Total stockholders’ equity	6,950,834	5,984,612
TOTAL	$69,612,884	$64,112,150

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$3,172,746	$2,048,301	$1,424,900
Debt securities	276,190	198,906	143,983
Resale agreements	20,164	29,767	32,239
Restricted equity securities	4,062	3,144	2,081
Interest-bearing cash and deposits with banks	220,643	41,113	15,531
Total interest and dividend income	3,693,805	2,321,231	1,618,734
INTEREST EXPENSE
Deposits	1,205,550	251,838	69,159
Federal funds purchased and other short-term borrowings	157,002	1,801	42
Federal Home Loan Bank (“FHLB”) advances	6,430	1,754	6,881
Repurchase agreements	1,497	14,362	7,999
Long-term debt and finance lease liabilities	11,072	5,595	3,082
Total interest expense	1,381,551	275,350	87,163
Net interest income before provision for (reversal of) credit losses	2,312,254	2,045,881	1,531,571
Provision for (reversal of) credit losses	125,000	73,500	(35,000)
Net interest income after provision for (reversal of) credit losses	2,187,254	1,972,381	1,566,571
NONINTEREST INCOME
Lending fees	83,876	79,208	77,704
Deposit account fees	89,606	88,435	71,261
Customer derivative income	20,200	29,057	22,913
Foreign exchange income	52,481	48,158	48,977
Wealth management fees	26,805	27,565	25,751
Net gains on sales of loans	3,634	6,411	8,909
Net (losses) gains on AFS debt securities	(6,862)	1,306	1,568
Other investment income	9,348	7,037	16,852
Other income	16,176	11,489	11,960
Total noninterest income	295,264	298,666	285,895
NONINTEREST EXPENSE
Compensation and employee benefits	508,538	477,635	433,728
Occupancy and equipment expense	62,763	62,501	62,996
Deposit insurance premiums and regulatory assessments	103,308	19,449	17,563
Deposit account expense	43,143	25,508	16,152
Computer software and data processing expenses	44,475	42,776	46,863
Other operating expense	140,222	118,166	96,330
Amortization of tax credit and other investments	120,299	113,358	122,457
Total noninterest expense	1,022,748	859,393	796,089
INCOME BEFORE INCOME TAXES	1,459,770	1,411,654	1,056,377
INCOME TAX EXPENSE	298,609	283,571	183,396
NET INCOME	$1,161,161	$1,128,083	$872,981
EARNINGS PER SHARE (“EPS”)
BASIC	$8.23	$7.98	$6.16
DILUTED	$8.18	$7.92	$6.10
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	141,164	141,326	141,826
DILUTED	141,902	142,492	143,140

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,161,161	$1,128,083	$872,981
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	81,763	(508,799)	(137,950)
Reclassification of unrealized losses on debt securities transferred from AFS to HTM	—	(112,991)	—
Amortization of unrealized losses on debt securities transferred from ASF to HTM	11,171	12,678	—
Net changes in unrealized gains (losses) on cash flow hedges	52,155	(49,788)	1,487
Foreign currency translation adjustments	(56)	(16,348)	1,757
Other comprehensive income (loss)	145,033	(675,248)	(134,706)
COMPREHENSIVE INCOME	$1,306,194	$452,835	$738,275

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, DECEMBER 31, 2020	141,565,229	$1,858,519	$4,000,414	$(634,083)	$44,325	$5,269,175
Net income	—	—	872,981	—	—	872,981
Other comprehensive loss	—	—	—	—	(134,706)	(134,706)
Issuance of common stock pursuant to various stock compensation plans and agreements	550,045	35,206	—	—	—	35,206
Repurchase of common stock pursuant to various stock compensation plans and agreements	(207,320)	—	—	(15,702)	—	(15,702)
Cash dividends on common stock ($1.32 per share)	—	—	(189,736)	—	—	(189,736)
BALANCE, DECEMBER 31, 2021	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	1,128,083	—	—	1,128,083
Other comprehensive loss	—	—	—	—	(675,248)	(675,248)
Issuance of common stock pursuant to various stock compensation plans and agreements	671,871	42,832	—	—	—	42,832
Repurchase of common stock pursuant to various stock compensation plans and agreements	(246,462)	—	—	(19,087)	—	(19,087)
Repurchase of common stock pursuant to the stock repurchase program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($1.60 per share)	—	—	(229,196)	—	—	(229,196)
BALANCE, DECEMBER 31, 2022	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	1,161,161	—	—	1,161,161
Other comprehensive income	—	—	—	—	145,033	145,033
Issuance of common stock pursuant to various stock compensation plans and agreements	913,185	44,430	—	—	—	44,430
Repurchase of common stock pursuant to various stock compensation plans and agreements	(327,573)	—	—	(23,751)	—	(23,751)
Repurchase of common stock pursuant to the stock repurchase program	(1,506,091)	—	—	(82,174)	—	(82,174)
Cash dividends on common stock ($1.92 per share)	—	—	(274,215)	—	—	(274,215)
BALANCE, DECEMBER 31, 2023	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834

(1)Represents the change in the Company’s allowance for loan losses as a result of the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures on January 1, 2023. Refer to Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Annual Report on Form 10-K (“this Form 10-K”) for additional information.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,161,161	$1,128,083	$872,981
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	125,000	73,500	(35,000)
Depreciation and amortization	163,460	159,851	156,792
Accretion of discount and (amortization of premiums), net	10,723	56,703	67,415
Stock compensation costs	39,867	37,601	32,567
Deferred income tax (benefit) expense	(49,139)	(43,988)	4,762
Net gains on sales of loans	(3,634)	(6,411)	(8,909)
Net losses (gains) on AFS debt securities	6,862	(1,306)	(1,568)
Net gains on sales of other real estate owned ("OREO") and other foreclosed assets	(3,451)	(3,042)	(1,977)
Impairment on OREO and other foreclosed assets	—	6,861	5,151
Loans held-for-sale:
Originations and purchases	(116)	(447)	(11,155)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	—	461	12,552
Proceeds from distributions received from equity method investees	11,282	7,586	13,117
Net change in accrued interest receivable and other assets	(146,270)	187,512	124,496
Net change in accrued expenses and other liabilities	105,304	461,385	(63,360)
Other operating activities, net	3,860	1,673	558
Total adjustments	263,748	937,939	295,441
Net cash provided by operating activities	1,424,909	2,066,022	1,168,422
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Investments in qualified affordable housing partnerships, tax credit and other investments	(228,550)	(167,303)	(189,836)
Interest-bearing deposits with banks	128,523	596,994	73,263
Resale agreements:
Proceeds from paydowns and maturities	219,917	1,951,388	982,694
Purchases	(212,725)	(390,077)	(1,876,197)
AFS debt securities:
Proceeds from sales	3,138	129,181	308,812
Proceeds from repayments, maturities and redemptions	1,470,819	896,726	1,766,184
Purchases	(1,549,846)	(1,070,608)	(6,779,655)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	61,744	75,635	—
Purchases	—	(50,000)	—
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	711,862	602,725	606,410
Purchases	(600,930)	(657,620)	(1,045,456)
Other changes in loans held-for-investment, net	(4,166,572)	(6,516,182)	(2,877,438)
Proceeds from sales of OREO and other foreclosed assets	3,721	6,482	54,338
Purchase of bank-owned life insurance	—	(734)	(150,000)
Distributions received from equity method investees	23,774	18,221	14,440
Other investing activities, net	(112,036)	(7,720)	(4,763)
Net cash used in investing activities	(4,247,161)	(4,582,892)	(9,117,204)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	144,468	2,709,427	8,464,285
Net increase (decrease) in short-term borrowings	4,500,000	6	(21,143)
FHLB advances:
Proceeds	6,000,000	4,950,200	400
Repayments	(6,000,000)	(5,200,200)	(405,400)
Repurchase agreements:
Repayment	(300,000)	—	—
Extinguishment cost	(3,872)	—	—
Long-term debt and lease liabilities:
Repayments of long-term debt and lease liabilities	(871)	(943)	(1,206)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,208	3,178	2,573
Stock tendered for payment of withholding taxes	(23,751)	(19,087)	(15,702)
Repurchase of common stock pursuant to the stock repurchase program	(82,174)	(99,990)	—
Cash dividends paid	(274,554)	(228,381)	(188,762)
Net cash provided by financing activities	3,962,454	2,114,210	7,835,045
Effect of exchange rate changes on cash and cash equivalents	(7,002)	(28,491)	8,701
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,133,200	(431,151)	(105,036)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,481,784	3,912,935	4,017,971
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,614,984	$3,481,784	$3,912,935

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,213,319	$249,587	$87,684
Income taxes, net	$291,685	$281,269	$139,460
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$739,379	$623,777	$599,610
Securities transferred from AFS to HTM debt securities	$—	$3,010,003	$—
Loans transferred to OREO	$11,141	$270	$49,485

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2023, the Company operated in over 120 locations in the United States (“U.S.”) and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices a located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois, and Nevada. In Asia, East West’s presence included full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen, representative offices in Beijing, Chongqing, Guangzhou, Xiamen and Singapore, and administrative support offices in Beijing and Shanghai. The Bank has a banking subsidiary based in China — East West Bank (China) Limited.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and common practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2023 presentation.

Principles of Consolidation — The Consolidated Financial Statements in this Form 10-K include the accounts of East West and its subsidiaries that are majority owned and in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidation, the Company first determines if it has a variable interest in the entity. A variable interest entity (“VIE”) is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the entity is not consolidated. The Company consolidates a VIE when the Company has a controlling financial interest in the entity and therefore is deemed to be the primary beneficiary. The primary beneficiary of a VIE is determined if the Company has: i) both the power and ability to direct activities of the VIE that most significantly affect the entity’s economic performance; and ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. For an entity that does not meet the definition of a VIE, the entity is determined to be a voting interest entity. The Company consolidates a voting interest entity if it can exert control over the financial and operating policies of an investee, which can occur if the Company has a more than 50% voting interest in the entity. For unconsolidated voting interest entities or VIE, the Company uses the equity, cost or measurement alternative method based on the Company’s voting or economic interest.

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

Securities — The Company’s securities include various debt securities, marketable and non-marketable equity securities. Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company initially classifies its debt securities as trading securities, AFS or HTM debt securities based on management’s intention on the date of the purchase. Debt securities are purchased for liquidity and investment purposes, as part of asset/liability management and other strategic activities.

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

Non-marketable equity securities including tax credit investments, and other equity investments that do not have readily determinable fair values are recorded in Investments in qualified affordable housing partnership, tax credit and other investments, net, and Other assets on the Consolidated Balance Sheet and are accounted for under one of the following accounting methods:
•Equity Method — When the Company has the ability to exercise significant influence over the investee.
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

The Company’s impairment review for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity method and cost method investments, the Company reduces the asset’s carrying value when the Company considers declines in value to be other-than-temporary impairment (“OTTI”). For securities accounted for under the measurement alternative, the Company reduces the asset value when the fair value is less than the carrying value, without the consideration of recovery.

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

Loans Held-for-Investment — At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the foreseeable future. Loans held-for-investment are stated at their outstanding principal, reduced by an allowance for loan losses and net of deferred loan fees or costs, or unearned fees on originated loans, net of unamortized premiums or unaccreted discounts on purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method over the remaining contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Loan Modifications — Certain loans are modified in the normal course of business for competitive reasons or in conjunction with the Company’s loss mitigation activities. Upon the adoption of ASU 2022-02 on January 1, 2023, the Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made to borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as a continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification made to borrowers experiencing financial difficulty may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.

Troubled Debt Restructurings — Prior to the adoption of ASU 2022-02, a loan was generally classified as a troubled debt restructuring (“TDR”) when the Company, for economic or legal reasons related to the borrower’s financial difficulties, granted a concession to the borrower that the Company would not otherwise consider. The concessions may be granted in various forms, including a below-market change in the stated interest rate, a reduction in the loan balance or accrued interest, a term extension, a payment forbearance and other actions. Loans with contractual terms that were modified as a TDR and were current at the time of restructuring may remain on accrual status if there was demonstrated performance prior to the restructuring and payment in full under the restructured terms was expected. Otherwise, these loans were placed on nonaccrual status and were reported as nonperforming, until the borrower demonstrated a sustained period of performance, generally six months, and the ability to repay the loan according to the contractual terms. If accruing TDRs ceased to perform in accordance with their modified contractual terms, they were placed on nonaccrual status and reported as nonperforming TDRs. TDRs were included in the quarterly allowance for credit losses valuation process.

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

The allowance for loan losses represents the portion of a loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for prepayments. The Company measures the expected loan losses on a collective pool basis when similar risk characteristics exist. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimates. Reasonable and supportable forecast periods vary by loan portfolio. The Company has adopted lifetime loss rate models for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool. When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Individually assessed loans include nonaccrual loans. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. When the loan is deemed uncollectible, it is the Company’s policy to charge off the uncollectible amount against the allowance for loan losses.

The amortized cost of loans held-for-investment excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election to not recognize an allowance for loan losses for accrued interest receivables as the Company reverses accrued interest if a loan is on nonaccrual status.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities — For each reporting period, each AFS debt security that is in an unrealized loss position is individually analyzed as part of the Company’s ongoing assessments to determine whether a fair value below the amortized cost basis has resulted from a credit loss or other factors. The initial indicator of impairment is a decline in fair value below the amortized cost of the AFS debt security, excluding accrued interest. The Company first considers whether there is a plan to sell the AFS debt security or it is more-likely-than-not that it will be required to sell the AFS debt security before recovery of the amortized cost. In determining whether an impairment is due to credit related factors, the Company considers the severity of the decline in fair value, nature of the security, the underlying collateral, the financial condition of the issuer, changes in the AFS debt security’s ratings and other qualitative factors. For AFS debt securities that are guaranteed or issued by the U.S. government, or government-sponsored enterprises of high credit quality, the Company applies a zero credit loss assumption.

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

The amortized cost of the Company’s AFS debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on AFS debt securities as the Company reverses any accrued interest if a debt security is impaired. As each AFS debt security has a unique security structure, where the accrual status is clearly determined when certain criteria listed in the terms are met, the Company assesses the default status of each security as defined by the debt security’s specific security structure.

Allowance for Credit Losses on Held-to-Maturity Debt Securities — For each major HTM debt security type, the allowance for credit losses is estimated collectively for groups of securities with similar risk characteristics. For securities that do not share similar risk characteristics, the losses are estimated individually. The Company applies a zero credit loss assumption to certain HTM debt securities, including debt securities that are either guaranteed or issued by the U.S. government or government-sponsored enterprises, are highly rated by nationally recognized statistical rating organizations (“NRSROs”), and have a long history of no credit losses. Any expected credit loss is recorded through the allowance for credit losses and deducted from the amortized cost basis of the security, reflecting the net amount the Company expects to collect.

The amortized cost of the Company’s HTM debt securities excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election not to recognize an allowance for credit losses for accrued interest receivables on HTM debt securities, as the Company reverses any accrued interest against interest income if a debt security is placed on nonaccrual status. The criteria used to place HTM debt securities on nonaccrual are largely similar to those described for loans. Any cash collected on nonaccrual HTM debt securities is applied to reduce the security’s amortized cost basis and not as interest income. Generally, the Company returns an HTM security to accrual status when all delinquent interest and principal become current under the contractual terms of the security, and the collectability of remaining principal and interest is no longer doubtful.

Allowance for Collateral-Dependent Financial Assets — A financial asset is considered collateral-dependent if repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses is measured on an individual basis for collateral-dependent financial assets and determined by comparing the fair value of the collateral less the cost to sell, to the amortized cost basis of the related financial asset at the reporting date. Other than loans, collateral-dependent financial assets could also include resale agreements. In arrangements which the borrower must continually adjust the collateral securing the asset to reflect changes in the collateral’s fair value (e.g., resale agreements), the Company estimates the expected credit losses on the basis of the unsecured portion of the amortized cost as of the balance sheet date. If the fair value of the collateral is equal to or greater than the amortized cost of the resale agreement, the expected losses would be zero. If the fair value of the collateral is less than the amortized cost of the asset, the expected losses are limited to the difference between the fair value of the collateral and the amortized cost basis of the resale agreement.

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

Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net — The Company records the investments in qualified affordable housing partnerships, net, primarily using the proportional amortization method. Under the proportional amortization method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

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

Derivatives — As part of its asset/liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives. Derivatives utilized by the Company include primarily swaps, forwards and option contracts. Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. The related cash flows are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows. The Company uses its accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported within Interest expense on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments or receipts, the change in the fair value of hedges is recognized in AOCI on the Consolidated Balance Sheet and reclassified to earnings in the same period when the hedged cash flows impact earnings. Reclassified gains and losses of cash flow hedges are recorded in the same line item as the hedged interest payment within Interest expense or as interest receipts within Interest and dividend income on the Consolidated Statements of Income.

All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet. Cash flow hedges are linked to the forecasted transactions related to a recognized asset or liability. To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged. The Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items or the cash flows of attributable hedged risks. The quarterly assessment is performed on both a prospective basis (to reconfirm forward-looking expectations that the hedge will be highly effective) and a retrospective basis (to determine whether the hedging relationship was highly effective).

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting changes in fair value; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is discontinued, any amounts that have not yet been recognized in earnings remain in AOCI until the net investment is either sold or substantially liquidated where the changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income. If a cash flow hedge is discontinued but the hedged forecasted cash flow is still expected to happen, the derivative net gain or loss will remain in AOCI and be reclassified into earnings in the periods in which the hedged forecasted cash flow affects earnings. If a cash flow hedge is discontinued and when it becomes probable that the forecasted cash flow is not expected to happen, the derivative net gain or loss will be reclassified into earnings immediately.

The Company also offers various interest rate, commodity and foreign exchange derivative products to customers. These transactions are not linked to specific assets or liabilities on the Consolidated Balance Sheet or to forecasted transactions in a hedging relationship and, therefore, do not qualify for hedge accounting. These contracts are recorded at fair value with changes in fair value recorded in Customer derivative income or Foreign exchange income on the Consolidated Statement of Income.

As part of the Company’s loan origination process, from time to time, the Company obtains equity warrants to purchase preferred and/or common stock of public or private companies it provides loans to. Separately, the Company granted performance-based restricted stock units (“RSUs”) as part of its consideration for its investment in Rayliant Global Advisors Limited (“Rayliant”) during the third quarter of 2023. The vesting of these performance-based RSUs is contingent on Rayliant meeting certain financial performance targets during the future performance period. These equity contracts are accounted for as derivatives and recorded at fair value in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet with changes in fair value recorded in Lending fees or Customer derivative income on the Consolidated Statement of Income.

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the nonperformance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash and securities collateral. The Company elects to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applies the Settlement to Market treatment for the cash collateralizing our interest rate and commodity contracts with certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the collateral.

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

Stock-Based Compensation — The Company grants time-based RSUs, which include service conditions for vesting. Compensation cost for these time-based awards is based on the quoted market price of the Company’s common stock at the grant date. Compensation costs for time-based RSUs that will be settled in cash instead of shares are adjusted to fair value based on changes in the Company’s stock price up to the settlement date. In addition, the Company grants performance-based RSUs, which contain additional performance goals and market conditions that are required to be met in order for the awards to vest. Compensation expense for these performance-based RSUs is based on the grant-date fair value considers both performance and market conditions. Subsequently, the Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense the Company will recognize over the life of the award. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. Refer to Note 13 — Stock Compensation Plans on the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers — The Company recognizes two primary types of revenue on its Consolidated Statement of Income: Net interest income and Noninterest income. The Company’s revenue from contracts with customers consists of service charges and fees related to deposit accounts, card income and wealth management fees. These revenue streams as described below comprised 40%, 39% and 35% of total noninterest income for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Earnings Per Share — Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Diluted EPS is computed by taking net income, adjusted to remove any fair value changes related to liability-classified contingent equity contracts, divided by the weighted-average number of common shares outstanding during each period, plus any incremental dilutive common share equivalents calculated for outstanding time- and performance-based RSUs and contingently issuable shares using the treasury stock method.

Foreign Currency Translation — The Company’s foreign subsidiary in China, East West Bank (China) Limited’s functional currency is in Chinese Renminbi (“RMB”). As a result, assets and liabilities of East West Bank (China) Limited are translated, for the consolidation purpose, from its functional currency into the reporting currency U.S. dollar (“USD”) using period-end spot foreign exchange rates. Revenues and expenses of East West Bank (China) Limited are translated, for the purpose of consolidation, from its functional currency into USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are reported in Foreign exchange income on the Consolidated Statement of Income.

Accounting Pronouncements Adopted in 2023

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2022-02, Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures	Effective for fiscal years beginning after December 15, 2022.
ASU 2022-02 eliminates the
• accounting guidance for TDR, and requires the Company to apply the loan refinancing and restructuring guidance to determine whether a modification made to a loan results in a new loan or a continuation of an existing loan; and
• requirement to use a discounted cash flow method to measure receivables.

The guidance also requires
• enhanced disclosures for certain loan refinancing and restructurings by creditors when the borrower is experiencing financial difficulty; and
• vintage disclosures of current period gross charge-offs (on a current year-to-date basis) by year of loan origination for financing receivables and net investments in leases within the scope of ASC 326-20: Financial Instruments — Credit Losses — Measured at Amortized Cost.

The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis, except for the guidance related to the elimination of TDR recognition and measurement, which was adopted on a modified retrospective approach.

This adoption increased the allowance for loan losses on TDRs as of December 31, 2022 by $6 million and decreased opening retained earnings on January 1, 2023 by $4 million after-tax.

The following standards were adopted on January 1, 2023, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
•ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method
•ASU 2022-04, Liabilities — Supplier Finance Program (Subtopic 405-50): Disclosures of Supplier Finance Program Obligations

Accounting Pronouncements Adopted in 2024

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024	ASU 2023-02 expands the scope of the proportional amortization method to equity tax credit investment programs if certain conditions are met. Previously, the proportional amortization method could only be used for investments in low-income housing tax credit structures. Under this guidance, companies are able to elect, on a tax credit program-by-tax credit program basis, to apply the proportional amortization method to all equity investments meeting the criteria in ASC 323-740-25-1.

The amendments in this guidance must be applied on a modified retrospective or a retrospective basis.
The Company adopted ASU 2023-02 on January 1, 2024, for all tax credit investments under a modified retrospective basis. The impact of the adoption decreased opening retained earnings on January 1, 2024 by $10 million.

The following standards were adopted on January 1, 2024, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2023-01, Leases (Topic 842): Common Control Arrangements
•ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Recent Accounting Pronouncements Yet to be Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	December 31, 2024. Early adoption is permitted
ASU 2023-07 expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements:

• Requires, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss.
• Requires , on an annual and interim basis, amount and composition of other segment items. This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss.
• Expands the current interim disclosure requirements to require all existing annual disclosures about a reportable segment’s profit or loss and assets also be made on an interim basis.
• Clarifies that if a CODM uses more than one measure of segment profit or loss, then the entity may disclose one or more measures, but at least one measure should be that which is most consistent with GAAP measurement principles.
• Requires annual disclosure of the title and position of the CODM as well as explanation of how the CODM uses the reported measures in assessing segment performance and allocating resources.
The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	December 31, 2025 Early adoption is permitted.
ASU 2023-09 amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.

The amendments in this guidance must be applied prospectively, with the option to apply retrospectively.
The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

The following standard will be adopted on January 1, 2025 and is not expected to have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement

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

Available-for-Sale Debt Securities — The fair value of AFS debt securities is generally determined by independent external pricing service providers who have experience in valuing these securities or by taking the average quoted market prices obtained from independent external brokers. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectations and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include newly issued data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices. The valuations provided by the brokers incorporate information from their trading desks, research and other market data.

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the valuation inputs and methodology furnished by third-party pricing service providers for each security category. On an annual basis, the Company assesses the reasonableness of broker pricing by reviewing the related pricing methodologies. This review includes corroborating pricing with market data, performing pricing input reviews under current market-related conditions, and investigating security pricing by instrument as needed.

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

Equity Securities — Equity securities consisted of mutual funds as of both December 31, 2023 and 2022. The Company invested in these mutual funds for Community Reinvestment Act (“CRA”) purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. As of both December 31, 2023 and 2022, the Bank held foreign currency non-deliverable forward contracts to hedge its net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — Equity contracts consist of warrants to purchase common or preferred stock of public and private companies, and any liability-classified contingent issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific equity volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and equity volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both equity volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the equity volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the equity volatility and liquidity discount assumptions is performed.

In connection with the Company’s acquisition of a 49.99% equity interest in Rayliant during the third quarter of 2023, the Company granted performance-based RSUs as part of its consideration. The vesting of these equity contracts is contingent on Rayliant meeting certain financial performance targets, and they are accounted for as a derivative liability. The fair value of these liability-classified equity contracts varies based on the operating revenue and operating EBITDA of Rayliant to be achieved during the future performance period. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 5 — Derivatives and Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,060,375	$—	$—	$1,060,375
U.S. government agency and U.S. government sponsored enterprise debt securities	—	364,446	—	364,446
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	468,259	—	468,259
Residential mortgage-backed securities	—	1,727,594	—	1,727,594
Municipal securities	—	261,016	—	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	367,516	—	367,516
Residential mortgage-backed securities	—	553,671	—	553,671
Corporate debt securities	—	502,425	—	502,425
Foreign government bonds	—	227,874	—	227,874
Asset-backed securities	—	42,300	—	42,300
Collateralized loan obligations (“CLOs”)	—	612,861	—	612,861
Total AFS debt securities	$1,060,375	$5,127,962	$—	$6,188,337

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$20,509	$4,150	$—	$24,659
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$20,509	$4,150	$—	$24,659

Derivative assets:
Interest rate contracts	$—	$473,907	$—	$473,907
Foreign exchange contracts	—	57,072	—	57,072
Credit contracts	—	1	—	1
Equity contracts	—	—	336	336
Commodity contracts	—	79,604	—	79,604
Gross derivative assets	$—	$610,584	$336	$610,920
Netting adjustments (1)	$—	$(312,792)	$—	$(312,792)
Net derivative assets	$—	$297,792	$336	$298,128

Derivative liabilities:
Interest rate contracts	$—	$433,936	$—	$433,936
Foreign exchange contracts	—	42,564	—	42,564
Equity contracts (2)	—	—	15,119	15,119
Credit contracts	—	25	—	25
Commodity contracts	—	121,670	—	121,670
Gross derivative liabilities	$—	$598,195	$15,119	$613,314
Netting adjustments (1)	$—	$(76,170)	$—	$(76,170)
Net derivative liabilities	$—	$522,025	$15,119	$537,144

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$606,203	$—	$—	$606,203
U.S. government agency and U.S. government sponsored enterprise debt securities	—	461,607	—	461,607
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	500,269	—	500,269
Residential mortgage-backed securities	—	1,762,195	—	1,762,195
Municipal securities	—	257,099	—	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	398,329	—	398,329
Residential mortgage-backed securities	—	649,224	—	649,224
Corporate debt securities	—	526,274	—	526,274
Foreign government bonds	—	227,053	—	227,053
Asset-backed securities	—	49,076	—	49,076
CLOs	—	597,664	—	597,664
Total AFS debt securities	$606,203	$5,428,790	$—	$6,034,993

Investments in qualified affordable housing partnerships, tax credit and other investments, net:
Equity securities	$19,777	$4,177	$—	$23,954
Total investments in qualified affordable housing partnerships, tax credit and other investments, net	$19,777	$4,177	$—	$23,954

Derivative assets:
Interest rate contracts	$—	$440,283	$—	$440,283
Foreign exchange contracts	—	53,109	—	53,109
Equity contracts	—	—	323	323
Commodity contracts	—	261,613	—	261,613
Gross derivative assets	$—	$755,005	$323	$755,328
Netting adjustments (1)	$—	$(614,783)	$—	$(614,783)
Net derivative assets	$—	$140,222	$323	$140,545

Derivative liabilities:
Interest rate contracts	$—	$584,516	$—	$584,516
Foreign exchange contracts	—	44,117	—	44,117
Credit contracts	—	23	—	23
Commodity contracts	—	258,608	—	258,608
Gross derivative liabilities	$—	$887,264	$—	$887,264
Netting adjustments (1)	$—	$(242,745)	$—	$(242,745)
Net derivative liabilities	$—	$644,519	$—	$644,519

(1)Represents balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

For the years ended December 31, 2023, 2022 and 2021, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingent issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Derivative assets:
Equity contracts
Beginning balance	$323	$215	$273
Total (losses) gains included in earnings (1)	(79)	17	32
Issuances	92	91	12
Settlements	—	—	(96)
Transfers out of Level 3 (2)	—	—	(6)
Ending balance	$336	$323	$215
Derivative liabilities:
Equity contracts (3)
Beginning balance	$—	$—	$—
Issuances	15,119	—	—
Ending balance	$15,119	$—	$—

(1)Includes both realized and unrealized (losses) gains recorded in Lending fees on the Consolidated Statement of Income. The unrealized (losses) gains were $(79) thousand, $17 thousand, and $(44) thousand for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)During the year ending December 31, 2021, the Company transferred $6 thousand of equity contracts measured on a recurring basis out of Level 3 to Level 2 after the corresponding issuer of the equity warrant, which was previously a private company, completed its initial public offering and became a public company.
(3)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2023 and 2022. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs
December 31, 2023
Derivative assets:
Equity contracts	$336	Black-Scholes option pricing model	Equity volatility	37% — 48%	45%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2022
Derivative assets:
Equity contracts	$323	Black-Scholes option pricing model	Equity volatility	42% — 60%	54%	(1)
			Liquidity discount	47%	47%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of December 31, 2023 and 2022.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

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

Loans Held-for-Sale — Loans held-for-investment subsequently transferred to held-for-sale are recorded at the lower of cost or fair value upon transfer. Loans held-for-sale may be measured at fair value on a nonrecurring basis when fair value is less than cost. Fair value is generally determined based on available market data for similar loans and therefore, loans held-for-sale are classified as Level 2.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2023 and 2022:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$22,035	$22,035
CRE:
CRE	—	—	22,653	22,653
Total commercial	—	—	44,688	44,688
Consumer:
Residential mortgage:
HELOCs	—	—	1,204	1,204
Total consumer	—	—	1,204	1,204
Total loans held-for-investment	$—	$—	$45,892	$45,892
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$—	$—	$868	$868

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$40,011	$40,011
CRE:
CRE	—	—	31,380	31,380
Total commercial	—	—	71,391	71,391
Consumer:
Residential mortgage:
HELOCs	—	—	1,223	1,223
Total consumer	—	—	1,223	1,223
Total loans held-for-investment	$—	$—	$72,614	$72,614

The following table presents the increase (decrease) in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Loans held-for-investment:
Commercial:
C&I	$(6,152)	$(25,996)	$(9,580)
CRE:
CRE	(1,183)	(7,098)	(10,231)
Total commercial	(7,335)	(33,094)	(19,811)
Consumer:
Residential mortgage:
HELOCs	(40)	166	(4)
Total consumer	$(40)	$166	$(4)
Total loans held-for-investment	$(7,375)	$(32,928)	$(19,815)
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$(1,140)	$469	$877
Other nonperforming assets	$—	$(6,861)	$(4,241)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2023 and 2022:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
December 31, 2023
Loans held-for-investment	$16,328	Fair value of collateral	Discount	15% — 75%	45%	(1)
	$3,009	Fair value of collateral	Contract value	NM	NM
	$26,555	Fair value of property	Selling cost	8%	8%
Investments in qualified affordable housing partnerships, tax credit and other investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM
December 31, 2022
Loans held-for-investment	$23,322	Discounted cash flows	Discount	4% — 6%	4%	(1)
	$17,912	Fair value of collateral	Discount	15% — 75%	37%	(1)
	$31,380	Fair value of property	Selling cost	8%	8%

NM - Not meaningful
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2023 and 2022.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2023 and 2022, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,614,984	$4,614,984	$—	$—	$4,614,984
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$785,000	$—	$699,056	$—	$699,056
HTM debt securities	$2,956,040	$488,551	$1,965,420	$—	$2,453,971
Restricted equity securities, at cost	$79,811	$—	$79,811	$—	$79,811
Loans held-for-sale	$116	$—	$116	$—	$116
Loans held-for-investment, net	$51,542,039	$—	$—	$50,256,565	$50,256,565
Mortgage servicing rights	$6,602	$—	$—	$9,470	$9,470
Accrued interest receivable	$331,490	$—	$331,490	$—	$331,490
Financial liabilities:
Demand, checking, savings and money market deposits	$38,048,974	$—	$38,048,974	$—	$38,048,974
Time deposits	$18,043,464	$—	$18,004,951	$—	$18,004,951
Short-term borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,249	$—	$150,896	$—	$150,896
Accrued interest payable	$205,430	$—	$205,430	$—	$205,430

	December 31, 2022
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,481,784	$3,481,784	$—	$—	$3,481,784
Interest-bearing deposits with banks	$139,021	$—	$139,021	$—	$139,021
Resale agreements	$792,192	$—	$693,656	$—	$693,656
HTM debt securities	$3,001,868	$471,469	$1,983,702	$—	$2,455,171
Restricted equity securities, at cost	$78,624	$—	$78,624	$—	$78,624
Loans held-for-sale	$25,644	$—	$25,644	$—	$25,644
Loans held-for-investment, net	$47,606,785	$—	$—	$46,670,690	$46,670,690
Mortgage servicing rights	$6,235	$—	$—	$10,917	$10,917
Accrued interest receivable	$263,430	$—	$263,430	$—	$263,430
Financial liabilities:
Demand, checking, savings and money market deposits	$42,637,316	$—	$42,637,316	$—	$42,637,316
Time deposits	$13,330,533	$—	$13,228,777	$—	$13,228,777
Repurchase agreements	$300,000	$—	$304,097	$—	$304,097
Long-term debt	$147,950	$—	$143,483	$—	$143,483
Accrued interest payable	$37,198	$—	$37,198	$—	$37,198

Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements

Assets Purchased under Resale Agreements

The Company’s resale agreements exposes it to credit risk for both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is also the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both December 31, 2023 and 2022.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $785 million and $760 million as of December 31, 2023 and 2022, respectively. The weighted-average yields were 2.87%, 2.12% and 1.53% for the years ended December 31, 2023, 2022 and 2021, respectively.

Loans Purchased under Resale Agreements — Loans purchased under resale agreements were $32 million as of December 31, 2022. The Company had no loans purchased under resale agreements as of December 31, 2023 due to the maturity of the underlying loans. The weighted-average yields were 2.16% and 1.53% for the years ended December 31, 2022 and 2021, respectively.

Assets Sold under Repurchase Agreements — Gross repurchase agreements were $300 million as of December 31, 2022. The Company extinguished $300 million of repurchase agreements during the first quarter of 2023 and recorded $4 million of extinguishment charges during 2023. In comparison, no extinguishment charges were recorded for the years ended December 31, 2022 and 2021. The weighted-average interest rates were 3.07% and 2.61% for the years ended December 31, 2022 and 2021, respectively These weighted-average interest rates also reflect the impact of short-term repurchase agreements entered and repaid during the years presented.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of December 31, 2023 and 2022:

($ in thousands)	December 31, 2023
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Collateral Received		Net Amount
Resale agreements	$785,000	$—	$785,000	$(715,358)	(1)	$69,642

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Collateral Pledged		Net Amount
Repurchase agreements	$—	$—	$—	$—		$—

($ in thousands)	December 31, 2022
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Collateral Received		Net Amount
Resale agreements	$792,192	$—	$792,192	$(701,790)	(1)	$90,402

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Liabilities				Collateral Pledged		Net Amount
Repurchase agreements	$300,000	$—	$300,000	$(300,000)	(2)	$—

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS and HTM debt securities as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,112,587	$101	$(52,313)	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	—	(47,640)	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	531,377	158	(63,276)	468,259
Residential mortgage-backed securities	1,956,927	380	(229,713)	1,727,594
Municipal securities:	297,283	75	(36,342)	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	409,578	—	(42,062)	367,516
Residential mortgage-backed securities	643,335	—	(89,664)	553,671
Corporate debt securities	653,501	—	(151,076)	502,425
Foreign government bonds	239,333	69	(11,528)	227,874
Asset-backed securities	43,234	—	(934)	42,300
CLOs	617,250	—	(4,389)	612,861
Total AFS debt securities	6,916,491	783	(728,937)	6,188,337
HTM debt securities
U.S. Treasury securities	529,548	—	(40,997)	488,551
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	—	(186,904)	814,932
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	493,348	—	(88,968)	404,380
Residential mortgage-backed securities	742,436	—	(142,119)	600,317
Municipal securities	188,872	—	(43,081)	145,791
Total HTM debt securities	2,956,040	—	(502,069)	2,453,971
Total debt securities	$9,872,531	$783	$(1,231,006)	$8,642,308

	December 31, 2022
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,306	$—	$(70,103)	$606,203
U.S. government agency and U.S. government-sponsored enterprise debt securities	517,806	67	(56,266)	461,607
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	577,392	—	(77,123)	500,269
Residential mortgage-backed securities	2,011,054	41	(248,900)	1,762,195
Municipal securities	303,884	3	(46,788)	257,099
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	447,512	213	(49,396)	398,329
Residential mortgage-backed securities	762,202	—	(112,978)	649,224
Corporate debt securities	673,502	—	(147,228)	526,274
Foreign government bonds	241,165	174	(14,286)	227,053
Asset-backed securities	51,152	—	(2,076)	49,076
CLOs	617,250	—	(19,586)	597,664
Total AFS debt securities	6,879,225	498	(844,730)	6,034,993
HTM debt securities:
U.S. Treasury securities	524,081	—	(52,612)	471,469
U.S. government agency and U.S. government-sponsored enterprise debt securities	998,972	—	(209,560)	789,412
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	506,965	—	(98,566)	408,399
Residential mortgage-backed securities	782,141	—	(148,230)	633,911
Municipal securities	189,709	—	(37,729)	151,980
Total HTM debt securities	3,001,868	—	(546,697)	2,455,171
Total debt securities	$9,881,093	$498	$(1,391,427)	$8,490,164

As of December 31, 2023 and 2022, the amortized cost of debt securities excluded accrued interest receivables of $44 million and $42 million, respectively, which are included in Other assets on the Consolidated Balance Sheet. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-K.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2023 and 2022:

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,978	$(52,313)	$623,978	$(52,313)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	364,446	(47,640)	364,446	(47,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	463,572	(63,276)	463,572	(63,276)
Residential mortgage-backed securities	9,402	(558)	1,661,112	(229,155)	1,670,514	(229,713)
Municipal securities	2,825	(15)	254,773	(36,327)	257,598	(36,342)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	2,742	(4)	364,774	(42,058)	367,516	(42,062)
Residential mortgage-backed securities	—	—	553,671	(89,664)	553,671	(89,664)
Corporate debt securities	—	—	502,425	(151,076)	502,425	(151,076)
Foreign government bonds	110,955	(144)	88,616	(11,384)	199,571	(11,528)
Asset-backed securities	—	—	42,300	(934)	42,300	(934)
CLOs	—	—	612,861	(4,389)	612,861	(4,389)
Total AFS debt securities	$125,924	$(721)	$5,532,528	$(728,216)	$5,658,452	$(728,937)

	December 31, 2022
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$131,843	$(8,761)	$474,360	$(61,342)	$606,203	$(70,103)
U.S. government agency and U.S. government-sponsored enterprise debt securities	97,403	(6,902)	214,136	(49,364)	311,539	(56,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	252,144	(30,029)	248,125	(47,094)	500,269	(77,123)
Residential mortgage-backed securities	307,536	(20,346)	1,448,658	(228,554)	1,756,194	(248,900)
Municipal securities	95,655	(10,194)	159,439	(36,594)	255,094	(46,788)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	106,184	(3,309)	282,301	(46,087)	388,485	(49,396)
Residential mortgage-backed securities	22,715	(1,546)	626,509	(111,432)	649,224	(112,978)
Corporate debt securities	173,595	(17,907)	352,679	(129,321)	526,274	(147,228)
Foreign government bonds	107,576	(429)	36,143	(13,857)	143,719	(14,286)
Asset-backed securities	12,450	(524)	36,626	(1,552)	49,076	(2,076)
CLOs	144,365	(4,735)	453,299	(14,851)	597,664	(19,586)
Total AFS debt securities	$1,451,466	$(104,682)	$4,332,275	$(740,048)	$5,783,741	$(844,730)

As of December 31, 2023, the Company had 547 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 255 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities. In comparison, as of December 31, 2022, the Company had 559 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 263 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 100 non-agency mortgage-backed securities, and 68 corporate debt securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of December 31, 2023 were mainly comprised of the following:
•Corporate debt securities — The market value decline as of December 31, 2023 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in 2023, these securities are nearly all rated investment grade by NRSROs or issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value decline as of December 31, 2023, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both December 31, 2023 and 2022, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both December 31, 2023 and 2022. In addition, there was no provision for credit losses recognized for the years ended December 31, 2023, 2022, and 2021.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of December 31, 2023, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of December 31, 2023 and 2022. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax (benefit) expense included in earnings for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Gross realized gains from sales (1)	$3,138	$1,306	$1,568
Impairment write-off (1)	$(10,000)	$—	$—
Related tax (benefit) expense	$(2,029)	$386	$464

(1)During 2023, the Company recognized $7 million in net losses on AFS securities as a component of noninterest income in the Company’s Consolidated Statement of Income, consisting of a $10 million impairment write-off on a subordinated debt security, partially offset by a $3 million gain on the sale of the same security.

Interest Income

The following table presents the composition of interest income on debt securities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Taxable interest	$255,475	$179,720	$131,985
Nontaxable interest	20,715	19,186	11,998
Total interest income on debt securities	$276,190	$198,906	$143,983

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of December 31, 2023. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$436,296	$676,291	$—	$—	$1,112,587
Fair value	436,397	623,978	—	—	1,060,375
Weighted-average yield (1)	5.40%	1.20%	—%	—%	2.85%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	50,000	96,470	128,169	137,447	412,086
Fair value	49,882	93,182	109,134	112,248	364,446
Weighted-average yield (1)	5.00%	3.08%	1.38%	2.33%	2.53%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	41,533	142,008	2,304,763	2,488,304
Fair value	—	39,930	130,528	2,025,395	2,195,853
Weighted-average yield (1) (2)	—%	3.13%	2.70%	3.68%	3.62%
Municipal securities
Amortized cost	2,240	35,100	9,624	250,319	297,283
Fair value	2,214	32,877	8,752	217,173	261,016
Weighted-average yield (1) (2)	3.39%	2.24%	3.22%	2.23%	2.27%
Non-agency mortgage-backed securities
Amortized cost	96,990	77,046	—	878,877	1,052,913
Fair value	95,856	74,884	—	750,447	921,187
Weighted-average yield (1)	6.74%	4.44%	—%	2.59%	3.11%
Corporate debt securities
Amortized cost	—	—	349,501	304,000	653,501
Fair value	—	—	290,877	211,548	502,425
Weighted average yield (1)	—%	—%	3.48%	1.97%	2.78%
Foreign government bonds
Amortized cost	33,262	106,071	50,000	50,000	239,333
Fair value	33,231	106,026	49,593	39,024	227,874
Weighted-average yield (1)	3.02%	2.28%	5.73%	1.50%	2.94%
Asset-backed securities
Amortized cost	—	—	—	43,234	43,234
Fair value	—	—	—	42,300	42,300
Weighted-average yield (1)	—%	—%	—%	6.07%	6.07%
CLOs
Amortized cost	—	—	319,000	298,250	617,250
Fair value	—	—	315,410	297,451	612,861
Weighted average yield (1)	—%	—%	6.80%	6.82%	6.81%
Total AFS debt securities
Amortized cost	$618,788	$1,032,511	$998,302	$4,266,890	$6,916,491
Fair value	$617,580	$970,877	$904,294	$3,695,586	$6,188,337
Weighted-average yield (1)	5.44%	1.84%	4.27%	3.42%	3.49%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$529,548	$—	$—	$529,548
Fair value	—	488,551	—	—	488,551
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	343,319	658,517	1,001,836
Fair value	—	—	296,124	518,808	814,932
Weighted-average yield (1)	—%	—%	1.90%	1.89%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	—	99,473	1,136,311	1,235,784
Fair value	—	—	84,323	920,374	1,004,697
Weighted-average yield (1) (2)	—%	—%	1.61%	1.70%	1.69%
Municipal securities
Amortized cost	—	—	—	188,872	188,872
Fair value	—	—	—	145,791	145,791
Weighted-average yield (1) (2)	—%	—%	—%	1.99%	1.99%
Total HTM debt securities
Amortized cost	$—	$529,548	$442,792	$1,983,700	$2,956,040
Fair value	$—	$488,551	$380,447	$1,584,973	$2,453,971
Weighted-average yield (1)	—%	1.05%	1.83%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of December 31, 2023 and 2022, AFS and HTM debt securities with carrying values of $7.0 billion and $794 million, respectively, were pledged to secure borrowings, public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
FRBSF stock	$62,561	$61,374
FHLB stock	17,250	17,250
Total restricted equity securities	$79,811	$78,624

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of December 31, 2023 and 2022. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in both the derivative asset and liability fair values of $43 million as of December 31, 2023. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $167 million and $81 million, respectively, as of December 31, 2022. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	December 31, 2023					December 31, 2022
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$50,421		$13,124		$3,450,000	$13,455		$19,687
Net investment hedges:
Foreign exchange contracts	81,480	3,394		—		84,832	5,590		—
Total derivatives designated as hedging instruments	$5,331,480	$53,815		$13,124		$3,534,832	$19,045		$19,687
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,387,909	$423,486		$420,812		$16,932,414	$426,828		$564,829
Commodity contracts (1)	—	79,604		121,670		—	261,613		258,608
Foreign exchange contracts	5,827,149	53,678		42,564		2,982,891	47,519		44,117
Credit contracts (2)	118,391	1		25		140,950	—		23
Equity contracts	—	336	(3)	15,119	(4)	—	323	(3)	—
Total derivatives not designated as hedging instruments	$23,333,449	$557,105		$600,190		$20,056,255	$736,283		$867,577
Gross derivative assets/liabilities		$610,920		$613,314			$755,328		$887,264
Less: Master netting agreements		(75,534)		(75,534)			(242,745)		(242,745)
Less: Cash collateral received/paid		(237,258)		(636)			(372,038)		—
Net derivative assets/liabilities		$298,128		$537,144			$140,545		$644,519

(1)The notional amount of the Company’s commodity contracts totaled 18,631 thousand barrels of crude oil and 328,844 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2023. In comparison, the notional amount of the Company’s commodity contracts totaled 12,005 thousand barrels of crude oil and 247,704 thousand MMBTUs of natural gas as of December 31, 2022.
(2)Notional amount for credit contracts reflects the Company’s pro-rata share of the derivative instruments in RPAs.
(3)The Company held equity contracts in 11 private companies and one public company as of December 31, 2023, and 13 private companies and one public company as of December 31, 2022.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest amount received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of December 31, 2023, interest rate contracts with total notional amount of $5.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amounts as of December 31, 2023, the Company expects to reclassify an estimated $47 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2023, 2022 and 2021. The after-tax impact of cash flow hedges on AOCI is shown in Note 15 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ in thousands)	2023		2022	2021
(Losses) gains recognized in AOCI:
Interest rate contracts	$(5,767)		$(74,069)	$1,210
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$696		$3,200	$(868)
Interest and dividend income (for cash flow hedges on loans)	(82,153)		(7,204)	—
Noninterest income	1,614	(1)	—	—
Total	$(79,843)		$(4,004)	$(868)

(1)Represents the amounts in AOCI reclassified into earnings as a result that the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the RMB. The following table presents the pre-tax gains (losses) recognized in AOCI on net investment hedges for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Gains (losses) recognized in AOCI	$2,571	$4,509	$(4,558)

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2023 and 2022.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,835,822	$25,649	$377,388	$6,656,491	$1,438	$521,719
Written options	1,522,531	—	12,756	1,548,158	—	30,904
Collars and corridors	322,732	440	4,481	215,773	—	8,924
Subtotal	8,681,085	26,089	394,625	8,420,422	1,438	561,547
Foreign exchange contracts:
Forwards and spot	956,618	9,466	6,756	993,588	17,009	18,090
Swaps	1,588,491	5,801	18,118	623,143	6,629	12,178
Other	136,000	1,839	—	121,631	2,070	245
Subtotal	2,681,109	17,106	24,874	1,738,362	25,708	30,513
Total	$11,362,194	$43,195	$419,499	$10,158,784	$27,146	$592,060
Other economic hedges:
Interest rate contracts:
Swaps	$6,861,561	$380,123	$25,731	$6,683,828	$384,201	$2,047
Purchased options	1,522,531	12,783	—	1,580,275	32,233	—
Written options	—	—	—	32,117	—	1,235
Collars and corridors	322,732	4,491	456	215,772	8,956	—
Subtotal	8,706,824	397,397	26,187	8,511,992	425,390	3,282
Foreign exchange contracts:
Forwards and spot	148,003	292	94	77,998	3,050	87
Swaps	2,862,037	36,280	15,757	1,044,900	18,516	11,447
Other	136,000	—	1,839	121,631	245	2,070
Subtotal	3,146,040	36,572	17,690	1,244,529	21,811	13,604
Total	$11,852,864	$433,969	$43,877	$9,756,521	$447,201	$16,886

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and other economic hedges as of December 31, 2023 and 2022:

	December 31, 2023				December 31, 2022
			Fair Value				Fair Value
($ in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	3,277	Barrels	$3,735	$15,445	2,465	Barrels	$39,955	$6,178
Collars	5,966	Barrels	1,820	5,103	3,011	Barrels	16,038	2,630
Written options	—	Barrels	—	—	—	Barrels	558	—
Subtotal	9,243	Barrels	5,555	20,548	5,476	Barrels	56,551	8,808
Natural gas:
Swaps	118,325	MMBTUs	438	73,793	92,590	MMBTUs	112,314	73,208
Collars	45,854	MMBTUs	21	20,400	32,072	MMBTUs	2,217	18,317
Written options	1,874	MMBTUs	—	233	—	MMBTUs	—	—
Subtotal	166,053	MMBTUs	459	94,426	124,662	MMBTUs	114,531	91,525
Total			$6,014	$114,974			$171,082	$100,333
Other economic hedges:
Commodity contracts:
Crude oil:
Swaps	3,422	Barrels	$9,166	$4,924	2,587	Barrels	$6,935	$36,060
Collars	5,966	Barrels	1,685	1,467	3,942	Barrels	1,378	12,856
Purchased options	—	Barrels	—	—	—	Barrels	—	516
Subtotal	9,388	Barrels	10,851	6,391	6,529	Barrels	8,313	49,432
Natural gas:
Swaps	116,463	MMBTUs	49,941	305	91,900	MMBTUs	69,767	106,883
Collars	44,454	MMBTUs	12,565	—	31,142	MMBTUs	12,451	1,960
Purchased options	1,874	MMBTUs	233	—	—	MMBTUs	—	—
Subtotal	162,791	MMBTUs	62,739	305	123,042	MMBTUs	82,218	108,843
Total			$73,590	$6,696			$90,531	$158,275

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All reference entities of the protection sold RPAs were investment grade, and the weighted-average remaining maturity was 2.8 years and 2.4 years as of December 31, 2023 and 2022, respectively. Assuming the underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2023, the maximum exposure of protection sold RPAs would be $177 thousand. In comparison, assuming the underlying borrowers referenced in the interest rate contracts defaulted as of December 31, 2022, the Company would not have any current exposure in the protection sold RPAs.

As of December 31, 2023, the Company had one outstanding protection purchased RPA with a notional amount of $25 million and minimal fair value. In comparison, the Company did not have any outstanding protection purchased RPAs as of December 31, 2022.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase the preferred and/or common stock of the borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. In connection with the Company’s investment in Rayliant during the third quarter of 2023, the Company granted performance-based RSUs as part of its consideration. The vesting of these equity contracts is contingent on Rayliant meeting certain financial performance targets during the future performance period. For additional information on these equity contracts, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in this Form 10-K.

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2023, 2022 and 2021:

	Classification on Consolidated Statement of Income	Year Ended December 31,
($ in thousands)		2023	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income	$(2,989)	$13,905	$11,493
Foreign exchange contracts	Foreign exchange income	52,817	13,799	45,921
Credit contracts	Customer derivative income	(1)	118	139
Equity contracts - warrants	Lending fees	13	151	382
Commodity contracts	Customer derivative income	(25)	48	(58)
Net gains		$49,815	$28,021	$57,877

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2023, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 thousand, for which no collateral was posted to cover these positions. In comparison, as of December 31, 2022, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $3 million, for which $1 million of collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of both December 31, 2023 and 2022.

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

($ in thousands)	As of December 31, 2023
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$610,920	$(75,534)	$(237,258)	$298,128	$(246,259)	$51,869
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$613,314	$(75,534)	$(636)	$537,144	$—	$537,144

($ in thousands)	As of December 31, 2022
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$755,328	$(242,745)	$(372,038)	$140,545	$(60,567)	$79,978
	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$887,264	$(242,745)	$—	$644,519	$(38,438)	$606,081

(1)Includes $3 million and $2 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2023 and 2022, respectively.
(2)Includes $16 million and $1 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2023 and 2022, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $244 million and $385 million as of December 31, 2023 and 2022, respectively. Of the gross cash collateral received, $237 million and $372 million were used to offset against derivative assets as of December 31, 2023 and 2022, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $1 million and $490 thousand as of December 31, 2023 and 2022, respectively. Of the gross cash collateral pledged, $1 million was used to offset against derivative liabilities as of December 31, 2023. In comparison, no cash collateral was used to offset against derivative liabilities as of December 31, 2022.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to the resale and repurchase agreements. Refer to Note 3 — Assets Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-K for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of December 31, 2023 and 2022:

($ in thousands)	December 31, 2023	December 31, 2022
Commercial:
C&I	$16,581,079	$15,711,095
CRE:
CRE	14,777,081	13,857,870
Multifamily residential	5,023,163	4,573,068
Construction and land	663,868	638,420
Total CRE	20,464,112	19,069,358
Total commercial	37,045,191	34,780,453
Consumer:
Residential mortgage:
Single-family residential	13,383,060	11,223,027
HELOCs	1,722,204	2,122,655
Total residential mortgage	15,105,264	13,345,682
Other consumer	60,327	76,295
Total consumer	15,165,591	13,421,977
Total loans held-for-investment (1)	$52,210,782	$48,202,430
Allowance for loan losses	(668,743)	(595,645)
Loans held-for-investment, net (1)	$51,542,039	$47,606,785

(1)Includes $71 million and $70 million of net deferred loan fees and net unamortized premiums as of December 31, 2023 and 2022, respectively.

Accrued interest receivable on loans held-for-investment was $267 million and $208 million as of December 31, 2023 and 2022, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for the years ended December 31, 2023, 2022 and 2021. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $37.2 billion and $28.3 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of December 31, 2023 and 2022.

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

The following tables summarize the Company’s loans held-for-investment and current year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of December 31, 2023 and 2022. The vintage year is the year of loan origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,314,463	$1,628,560	$1,296,936	$331,982	$245,173	$164,159	$10,053,757	$20,143	$16,055,173
Criticized (accrual)	105,119	67,899	120,574	15,064	40,920	22,098	117,196	—	488,870
Criticized (nonaccrual)	2,104	7,916	131	4,819	2,979	18,137	950	—	37,036
Total C&I	2,421,686	1,704,375	1,417,641	351,865	289,072	204,394	10,171,903	20,143	16,581,079
YTD gross write-offs (2)	350	10,454	424	3,758	9,748	2,648	1,593	—	28,975

CRE:
Pass	2,492,915	4,086,385	2,216,257	1,428,724	1,600,844	2,494,382	92,851	62,771	14,475,129
Criticized (accrual)	36,855	34,485	30,336	48,250	24,437	104,340	—	—	278,703
Criticized (nonaccrual)	—	—	—	—	444	22,805	—	—	23,249
Subtotal CRE	2,529,770	4,120,870	2,246,593	1,476,974	1,625,725	2,621,527	92,851	62,771	14,777,081
YTD gross write-offs (2)	—	—	—	—	—	1,329	—	—	1,329

Multifamily residential:
Pass	665,780	1,481,161	808,333	612,408	498,491	857,713	8,690	1,281	4,933,857
Criticized (accrual)	—	3,356	54,614	—	693	25,974	—	—	84,637
Criticized (nonaccrual)	—	—	—	—	—	4,669	—	—	4,669
Subtotal multifamily residential	665,780	1,484,517	862,947	612,408	499,184	888,356	8,690	1,281	5,023,163
YTD gross write-offs	—	—	—	—	—	3	—	—	3

Construction and land:
Pass	209,775	280,151	120,724	39,928	808	5,501	6,981	$—	663,868
Criticized (accrual)	—	—	—	—	—	—	—	—	—
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868
YTD gross write-offs (2)	—	—	—	—	—	—	—	—	—

Total CRE	3,405,325	5,885,538	3,230,264	2,129,310	2,125,717	3,515,384	108,522	64,052	20,464,112
YTD gross write-offs (2)	—	—	—	—	—	1,332	—	—	1,332

Total commercial	$5,827,011	$7,589,913	$4,647,905	$2,481,175	$2,414,789	$3,719,778	$10,280,425	$84,195	$37,045,191
YTD total commercial gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$3,980	$1,593	$—	$30,307

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$3,188,830	$3,340,789	$2,279,802	$1,594,525	$980,686	$1,959,974	$—	$—	$13,344,606
Criticized (accrual)	2,680	4,471	566	1,440	1,503	4,167	—	—	14,827
Criticized (nonaccrual) (3)	4,466	837	3,902	2,081	3,626	8,715	—	—	23,627
Subtotal single-family residential mortgage	3,195,976	3,346,097	2,284,270	1,598,046	985,815	1,972,856	—	—	13,383,060
YTD gross write-offs	—	—	—	—	—	—	—	—	—

HELOCs:
Pass	3,641	3,882	1,734	3,153	729	9,251	1,551,074	126,280	1,699,744
Criticized (accrual)	565	1,219	1,872	101	185	1,470	2,548	1,089	9,049
Criticized (nonaccrual)	815	856	413	72	584	6,863	279	3,529	13,411
Subtotal HELOCs	5,021	5,957	4,019	3,326	1,498	17,584	1,553,901	130,898	1,722,204
YTD gross write-offs (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	3,200,997	3,352,054	2,288,289	1,601,372	987,313	1,990,440	1,553,901	130,898	15,105,264
YTD gross write-offs (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	2,286	18,098	135	—	—	13,244	26,432	$—	60,195
Criticized (accrual)	—	—	—	—	—	—	—	—	—
Criticized (nonaccrual)	—	—	—	—	—	—	132	—	132
Total other consumer	2,286	18,098	135	—	—	13,244	26,564	—	60,327
YTD gross write-offs (2)	—	—	—	—	—	—	—	—	—

Total consumer	$3,203,283	$3,370,152	$2,288,424	$1,601,372	$987,313	$2,003,684	$1,580,465	$130,898	$15,165,591
YTD total consumer gross write-offs (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total loans held-for-investment:
Pass	$8,877,690	$10,839,026	$6,723,921	$4,010,720	$3,326,731	$5,504,224	$11,739,785	$210,475	$51,232,572
Criticized (accrual)	145,219	111,430	207,962	64,855	67,738	158,049	119,744	1,089	876,086
Criticized (nonaccrual)	7,385	9,609	4,446	6,972	7,633	61,189	1,361	3,529	102,124
Total	$9,030,294	$10,960,065	$6,936,329	$4,082,547	$3,402,102	$5,723,462	$11,860,890	$215,093	$52,210,782
YTD total loans held-for-investment gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$4,021	$1,593	$6	$30,354

	December 31, 2022
	Term Loans by Origination Year
($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,831,834	$2,053,215	$623,026	$392,013	$143,970	$97,605	$9,177,401	$20,548	$15,339,612
Criticized (accrual)	72,210	34,296	48,761	34,221	20,646	12,933	97,988	—	321,055
Criticized (nonaccrual)	18,722	4,797	10,733	243	5,618	10,315	—	—	50,428
Total C&I	2,922,766	2,092,308	682,520	426,477	170,234	120,853	9,275,389	20,548	15,711,095
CRE:
Pass	4,178,780	2,404,634	1,505,150	1,771,679	1,471,710	1,909,925	165,653	22,009	13,429,540
Criticized (accrual)	3,518	60,573	159,424	40,095	91,132	32,173	1,455	16,716	405,086
Criticized (nonaccrual)	—	19,044	—	—	—	4,200	—	—	23,244
Subtotal CRE	4,182,298	2,484,251	1,664,574	1,811,774	1,562,842	1,946,298	167,108	38,725	13,857,870
Multifamily residential:
Pass	1,500,289	892,598	641,677	519,614	350,044	625,293	11,325	—	4,540,840
Criticized (accrual)	—	—	—	707	4,276	27,076	—	—	32,059
Criticized (nonaccrual)	—	—	—	—	—	169	—	—	169
Subtotal multifamily residential	1,500,289	892,598	641,677	520,321	354,320	652,538	11,325	—	4,573,068
Construction and land:
Pass	288,394	276,839	31,804	3,104	2,805	231	9,073	—	612,250
Criticized (accrual)	4,504	—	—	—	21,666	—	—	—	26,170
Criticized (nonaccrual)	—	—	—	—	—	—	—	—	—
Subtotal construction and land	292,898	276,839	31,804	3,104	24,471	231	9,073	—	638,420
Total CRE	5,975,485	3,653,688	2,338,055	2,335,199	1,941,633	2,599,067	187,506	38,725	19,069,358
Total commercial	$8,898,251	$5,745,996	$3,020,575	$2,761,676	$2,111,867	$2,719,920	$9,462,895	$59,273	$34,780,453
Consumer:
Single-family residential:
Pass (3)	$3,548,894	$2,453,717	$1,775,696	$1,101,965	$817,164	$1,500,359	$—	$—	$11,197,795
Criticized (accrual)	—	1,275	785	1,463	4,352	3,935	—	—	11,810
Criticized (nonaccrual) (3)	141	—	204	3,202	1,721	8,154	—	—	13,422
Subtotal single-family residential mortgage	3,549,035	2,454,992	1,776,685	1,106,630	823,237	1,512,448	—	—	11,223,027
HELOCs:
Pass	520	3,583	7,336	3,203	525	8,960	1,958,692	127,401	2,110,220
Criticized (accrual)	—	6	—	—	—	—	4	1,079	1,089
Criticized (nonaccrual)	—	—	483	231	1,017	4,844	1,001	3,770	11,346
Subtotal HELOCs	520	3,589	7,819	3,434	1,542	13,804	1,959,697	132,250	2,122,655
Total residential mortgage	3,549,555	2,458,581	1,784,504	1,110,064	824,779	1,526,252	1,959,697	132,250	13,345,682
Other consumer:
Pass	17,088	137	5,356	—	—	15,808	37,804	—	76,193
Criticized (accrual)	3	—	—	—	—	—	—	—	3
Criticized (nonaccrual)	—	—	—	—	—	—	99	—	99
Total other consumer	17,091	137	5,356	—	—	15,808	37,903	—	76,295
Total consumer	$3,566,646	$2,458,718	$1,789,860	$1,110,064	$824,779	$1,542,060	$1,997,600	$132,250	$13,421,977
Total by risk rating:
Pass	$12,365,799	$8,084,723	$4,590,045	$3,791,578	$2,786,218	$4,158,181	$11,359,948	$169,958	$47,306,450
Criticized (accrual)	80,235	96,150	208,970	76,486	142,072	76,117	99,447	17,795	797,272
Criticized (nonaccrual)	18,863	23,841	11,420	3,676	8,356	27,682	1,100	3,770	98,708
Total	$12,464,897	$8,204,714	$4,810,435	$3,871,740	$2,936,646	$4,261,980	$11,460,495	$191,523	$48,202,430

(1)$29 million, $26 million and $6 million of total commercial loans, primarily comprised of CRE revolving loans, converted to term loans during the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2021, respectively, $44 million and $54 million of total consumer loans, comprised of HELOCs, converted to term loans. For the year ended December 31, 2022, no consumer loans converted to term loans.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of each of December 31, 2023 and 2022, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,508,394	$28,550	$7,099	$35,649	$37,036	$16,581,079
CRE:
CRE	14,750,315	1,719	1,798	3,517	23,249	14,777,081
Multifamily residential	5,017,897	597	—	597	4,669	5,023,163
Construction and land	650,617	13,251	—	13,251	—	663,868
Total CRE	20,418,829	15,567	1,798	17,365	27,918	20,464,112
Total commercial	36,927,223	44,117	8,897	53,014	64,954	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,313,455	29,285	15,943	45,228	24,377	13,383,060
HELOCs	1,687,301	12,266	9,226	21,492	13,411	1,722,204
Total residential mortgage	15,000,756	41,551	25,169	66,720	37,788	15,105,264
Other consumer	56,930	3,123	142	3,265	132	60,327
Total consumer	15,057,686	44,674	25,311	69,985	37,920	15,165,591
Total	$51,984,909	$88,791	$34,208	$122,999	$102,874	$52,210,782

	December 31, 2022
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$15,651,312	$6,482	$2,873	$9,355	$50,428	$15,711,095
CRE:
CRE	13,820,441	14,185	—	14,185	23,244	13,857,870
Multifamily residential	4,571,899	678	322	1,000	169	4,573,068
Construction and land	638,420	—	—	—	—	638,420
Total CRE	19,030,760	14,863	322	15,185	23,413	19,069,358
Total commercial	34,682,072	21,345	3,195	24,540	73,841	34,780,453
Consumer:
Residential mortgage:
Single-family residential	11,183,134	13,523	12,130	25,653	14,240	11,223,027
HELOCs	2,102,523	7,700	1,086	8,786	11,346	2,122,655
Total residential mortgage	13,285,657	21,223	13,216	34,439	25,586	13,345,682
Other consumer	73,004	109	3,083	3,192	99	76,295
Total consumer	13,358,661	21,332	16,299	37,631	25,685	13,421,977
Total	$48,040,733	$42,677	$19,494	$62,171	$99,526	$48,202,430

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both December 31, 2023 and 2022. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	December 31, 2023	December 31, 2022
Commercial:
C&I	$33,089	$11,398
CRE	22,653	22,944
Multifamily residential	4,235	—
Total commercial	59,977	34,342
Consumer:
Single-family residential	4,852	2,998
HELOCs	7,256	7,245
Total consumer	12,108	10,243
Total nonaccrual loans with no related allowance for loan losses	$72,085	$44,585

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $11 million in foreclosed assets as of December 31, 2023, compared with $270 thousand as of December 31, 2022. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $8 million and $7 million as of December 31, 2023 and 2022, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted ASU 2022-02, which in part eliminated the accounting for TDR and enhanced disclosure requirements for loan modifications to borrowers experiencing financial difficulty. See Note 1 — Summary of Significant Accounting Policies — Loan Modifications to the Consolidated Financial Statements in this Form 10-K for additional information. As part of the Company’s loss mitigation efforts, the Company may agree to modify the contractual terms of a loan to assist borrowers experiencing financial difficulty. The Company negotiates loan modifications on a case-by-case basis to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The Company considers various factors to identify borrowers experiencing financial difficulty. The primary factor for consumer borrowers is delinquency status. For commercial loan borrowers, these factors include credit risk ratings, the probability of loan risk rating downgrades, and overall risk profile changes. The modification may include, but is not limited to, payment delays, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications. Commercial loan borrowers that require immaterial modifications such as insignificant interest rate changes, short-term extensions (90 days or less) from the original maturity date, or temporary waivers or extensions of financial covenants which would not constitute material credit actions, are generally not considered to be experiencing financial difficulty and are not included in the disclosure. Insignificant payment deferrals (three months or less in the last 12 months) are also not included in the disclosure.

The following table presents the amortized cost of loans that were modified during the year ended December 31, 2023 by loan class and modification type:

	Year Ended December 31, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$62,704	$6,842	$—	$—	$—	$69,546	0.42%
CRE:
CRE	13,939	—	—	32,470	—	46,409	0.23%
Total CRE	13,939	—	—	32,470	—	46,409
Total commercial	76,643	6,842	—	32,470	—	115,955
Consumer:
Residential mortgage:
Single-family residential:	—	10,202	3,967	—	—	14,169	0.11%
HELOCs	—	3,148	1,170	—	815	5,133	0.30%
Total residential mortgage	—	13,350	5,137	—	815	19,302
Total consumer	—	13,350	5,137	—	815	19,302
Total	$76,643	$20,192	$5,137	$32,470	$815	$135,257

The following table presents the financial effects of the loan modifications for the year ended December 31, 2023 by loan class and modification type:

	Financial Effects of Loan Modifications
	Year Ended December 31, 2023
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$371	(1)	—%	(1)	1.3 years	0.9 years
CRE	—		3.00%		2.1 years	—
Consumer:
Single-family residential	—		—%		9.3 years	1.8 years
HELOCs	—		0.11%		14.2 years	4.6 years
Total	$371

(1)Comprised of C&I loans modified during the year ended December 31, 2023 where the interest rate is waived in addition to principal forgiveness. No recorded investment was outstanding as of December 31, 2023.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. During the year ended December 31, 2023, two residential mortgage loans that were modified as payment delay totaling $1 million subsequently defaulted.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified as of December 31, 2023 since the adoption of ASU 2022-02 on January 1, 2023:

	Payment Performance as of December 31, 2023
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$52,087	$8,153	$9,306	$69,546
CRE:
CRE	46,409	—	—	46,409
Total CRE	46,409	—	—	46,409
Total commercial	98,496	8,153	9,306	115,955
Consumer:
Residential mortgage:
Single-family residential	11,197	2,425	547	14,169
HELOCs	4,207	177	749	5,133
Total residential mortgage	15,404	2,602	1,296	19,302
Total consumer	15,404	2,602	1,296	19,302
Total	$113,900	$10,755	$10,602	$135,257

As of December 31, 2023, commitments to lend additional funds to borrowers whose loans were modified were $4 million.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.

The following table presents the additions to TDRs for the years ended December 31, 2022, and 2021:

	Loans Modified as TDRs During the Year Ended
	December 31, 2022				December 31, 2021
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	7	$69,050	$38,415	$12,638	5	$24,155	$20,263	$1,108
CRE:
Multifamily residential	—	—	—	—	1	1,101	1,066	—
Total CRE	—	—	—	—	1	1,101	1,066	—
Total commercial	7	69,050	38,415	12,638	6	25,256	21,329	1,108
Consumer:
Residential mortgage:
HELOCs	2	662	697	2	—	—	—	—
Total residential mortgage	2	662	697	2	—	—	—	—
Total consumer	2	662	697	2	—	—	—	—
Total	9	$69,712	$39,112	$12,640	6	$25,256	$21,329	$1,108

(1)Includes subsequent payments after modification and reflects the balance as of December 31, 2022 and 2021.
(2)Includes charge-offs and specific reserves recorded since the modification date. Loans modified more than once are reported in the period they were first modified.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the years ended December 31, 2022 and 2021:

	Modification Type During the Year Ended
	December 31, 2022				December 31, 2021
($ in thousands)	Principal (1)	Interest Rate Reduction	Other (2)	Total	Principal (1)	Interest Rate Reduction	Other	Total
Commercial:
C&I	$24,238	$—	$14,177	$38,415	$4,679	$15,584	$—	$20,263
CRE:
Multifamily residential	—	—	—	—	1,066	—	—	1,066
Total CRE	—	—	—	—	1,066	—	—	1,066
Total commercial	24,238	—	14,177	38,415	5,745	15,584	—	21,329
Consumer:
Residential mortgage:
HELOCs	697	—	—	697	—	—	—	—
Total residential mortgage	697	—	—	697	—	—	—	—
Total consumer	697	—	—	697	—	—	—	—
Total	$24,935	$—	$14,177	$39,112	$5,745	$15,584	$—	$21,329

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes primarily funding to secure additional collateral and provide liquidity to collateral-dependent and term extension to C&I loans.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the years ended December 31, 2022 and 2021 that were modified as TDRs during the 12 months preceding payment default:

	Loans Modified as TDRs that Subsequently Defaulted During the Year Ended December 31,
	2022		2021
($ in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial:
C&I	2	$10,296	1	$11,431
Total commercial	2	10,296	1	11,431
Total	2	$10,296	1	$11,431

As of December 31, 2022, the remaining commitments to lend to borrowers whose terms of their outstanding owed balances were modified as TDRs was $16 million.

Allowance for Credit Losses

The Company has a current expected credit losses (“CECL”) framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the allowance for loan losses and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors.

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

There were no changes to the reasonable and supportable forecast period, except to the C&I segment, and no changes to the reversion to the historical loss experience method in 2023 and 2022. The reasonable and supportable forecast period for the C&I segment changed from 11 quarters to eight quarters due to model redevelopment during the third quarter of 2023.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age percentage, size at origination, delinquency status, sector and risk rating	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates (1)
CRE, Multifamily residential, and Construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, GDP, and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and Home Price Indices
Other consumer	Loss rate approach	Immaterial (2)

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

To generate estimates of expected loss at the loan level for CRE, multifamily residential, and construction and land loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan. The forecast of future economic conditions returns to long-run historical economic trends within the reasonable and supportable period.

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

Qualitative Component — The Company also considers the following qualitative factors in the determination of the collectively evaluated allowance if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:
–loan growth trends;
–the volume and severity of past due financial assets, and the volume and severity of criticized or adversely classified financial assets;
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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2023, collateral-dependent commercial and consumer loans totaled $30 million and $12 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $47 million and $13 million, respectively, as of December 31, 2022. The collateral-dependent loans decreased from December 31, 2022, predominantly driven by the adoption of ASU 2022-02 which eliminated TDR guidance. The Company's collateral-dependent loans were secured by real estate. As of both December 31, 2023 and 2022, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	45,319	27,007	10,454	11,537	19,384	(424)	294	113,571
Gross charge-offs		(36,573)	(7,048)	(3)	(10,413)	—	(138)	(197)	(54,372)
Gross recoveries		6,803	432	545	236	69	33	—	8,118
Total net (charge-offs) recoveries		(29,770)	(6,616)	542	(10,177)	69	(105)	(197)	(46,254)
Foreign currency translation adjustment		(247)	—	—	—	—	—	—	(247)
Allowance for loan losses, end of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743

		Year Ended December 31, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	37,604	8,212	15,651	(6,433)	18,867	1,124	(258)	74,767
Gross charge-offs		(18,738)	(10,871)	(7,237)	—	(775)	(193)	(106)	(37,920)
Gross recoveries		16,824	1,583	559	74	312	109	—	19,461
Total net (charge-offs) recoveries		(1,914)	(9,288)	(6,678)	74	(463)	(84)	(106)	(18,459)
Foreign currency translation adjustment		(2,242)	—	—	—	—	—	—	(2,242)
Allowance for loan losses, end of period		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645

		Year Ended December 31, 2021
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$398,040	$163,791	$27,573	$10,239	$15,520	$2,690	$2,130	$619,983
(Reversal of) provision for credit losses on loans	(a)	(39,732)	14,282	(15,076)	7,576	1,965	745	1,286	(28,954)
Gross charge-offs		(32,490)	(28,430)	(130)	(2,954)	(1,046)	(45)	(1,497)	(66,592)
Gross recoveries		11,906	1,297	2,033	607	721	45	5	16,614
Total net (charge-offs) recoveries		(20,584)	(27,133)	1,903	(2,347)	(325)	—	(1,492)	(49,978)
Foreign currency translation adjustment		528	—	—	—	—	—	—	528
Allowance for loan losses, end of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the years ended December 31, 2023, 2022 and 2021:

		Year Ended December 31,
($ in thousands)		2023	2022	2021
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$26,264	$27,514	$33,577
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	11,429	(1,267)	(6,046)
Foreign currency translation adjustments		6	17	(17)
Allowance for unfunded credit commitments, end of period		37,699	26,264	27,514
Provision for (reversal of) credit losses	(a) + (b)	$125,000	$73,500	$(35,000)

The allowance for credit losses was $706 million as of December 31, 2023, compared with $622 million as of December 31, 2022. The increase in the allowance for credit losses was primarily driven by net loan growth and economic forecasts that reflect continued caution regarding inflation, the high interest rate environment and the CRE market outlook.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of both December 31, 2023 and 2022, the Company assigned the same weightings to its baseline, upside, and downside scenarios. The current baseline economic forecast continues to reflect key risks such as high inflation, high interest rates, concerns over global conflicts and oil prices. Compared with the December 2022 forecast, the 2023 baseline forecast projected lower annual GDP growth for 2023 and beyond, and a similarly higher unemployment rate for 2023 and beyond. The downside scenario assumed the economy falls into recession in the first quarter of 2024 as a result of an extended federal government shutdown, global and domestic political tensions, high inflation, and increased unemployment. The upside scenario assumed a more optimistic economic outlook for 2024, including stronger growth, stable financial market, and full employment starting in the first quarter of 2024.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loan financing with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$647,943	$83,282	$—	$8,154	$—	$739,379
Sales (2)(3)	$674,919	$86,749	$—	$8,154	$—	$769,822
Purchases (4)	$106,493	$—	$—	$—	$493,282	$599,775

	Year Ended December 31, 2022
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$530,524	$88,075	$—	$—	$5,178	$623,777
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$—	$631	$631
Sales (2)(3)	$501,289	$88,075	$—	$—	$6,403	$595,767
Purchases (4)	$363,549	$—	$—	$—	$293,721	$657,270

	Year Ended December 31, 2021
	Commercial				Consumer
		CRE			Residential Mortgage
($ in thousands)	C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$496,655	$78,834	$—	$18,883	$5,238	$599,610
Sales (2)(3)	$502,694	$78,834	$—	$21,557	$18,458	$621,543
Purchases (4)	$476,690	$—	$370	$—	$564,651	$1,041,711

(1)Includes write-downs of $5 million, $3 million and $12 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)Includes originated loans sold of $513 million, $388 million and $413 million for the years ended December 31, 2023, 2022 and 2021, respectively. Originated loans sold consisted primarily of C&I and CRE loans for all periods.
(3)Includes $256 million of purchased loans sold in the secondary market for the year ended December 31, 2023, compared with $208 million for each of the years ended December 31, 2022 and 2021.
(4)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 7 — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a 15-year minimum compliance period. In addition to affordable housing projects, the Company invests in small business investment companies and new market tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for renewable energy and historic tax credits. Investments in renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas. For the Company’s accounting policies on tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net in this Form 10-K. For discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net to the Consolidated Financial Statements in this Form 10-K.

The following table presents the investments and unfunded commitments of the Company’s qualified affordable housing partnerships, tax credit, and other investments, net as of December 31, 2023 and 2022:

	December 31,
	2023		2022
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
Investments in qualified affordable housing partnerships, net	$419,785	$251,746	$413,253	$266,654
Investments in tax credit and other investments, net	485,251	298,990	350,003	185,797
Total	$905,036	$550,736	$763,256	$452,451

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

Investments in tax credit and other investments, net presented in the table above include equity securities that are mutual funds with readily determinable fair values of $25 million and $24 million, as of December 31, 2023 and 2022, respectively. The Company invests in these mutual funds for CRA purposes.

The following table presents additional information related to the investments in qualified affordable housing partnerships, tax credit and other investments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Investments in qualified housing partnerships, net
Tax credits and other tax benefits recognized	$60,939	$52,132	$50,643
Amortization expense included in income tax expense	$43,041	$38,759	$33,248
Investments in tax credit and other investments, net
Amortization of tax credit and other investments (1)	$120,299	$113,358	$122,457
Unrealized gains (losses) on equity securities with readily determinable values	$255	$(2,958)	$(746)

(1)Includes net impairment recoveries of $1 million, $469 thousand and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The activity was primarily related to historic and/or energy tax credits.

As of December 31, 2023, the Company’s unfunded commitments related to investments in qualified affordable housing partnerships, tax credit and other investments, net are estimated to be funded as follows:

($ in thousands)	Amount
2024	$339,628
2025	178,171
2026	17,882
2027	2,527
2028	2,115
Thereafter	10,413
Total	$550,736

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

Other Investments

The Company acquired a 49.99% equity interest in Rayliant during the third quarter of 2023. Rayliant is an asset manager specializing in asset allocation and investment in developed and emerging markets. This investment will expand the Bank’s wealth management business and provide its customers with additional access to institutional-quality investment management products and services. The investment in Rayliant is accounted for under the equity method of accounting and is included in Other assets on the Consolidated Balance Sheet. The Company paid $95 million in cash and granted performance-based RSUs that are contingently issuable at vesting. The performance-based RSUs will vest on September 1, 2028 into a variable number of the Company’s shares of common stock, ranging from 20% to 200% of the 349,138 shares initially underlying such performance-based RSUs, based on Rayliant’s achievement of certain financial performance targets during the future performance period. For additional information related to these equity contracts accounted for as derivative liability, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K. The carrying value of the Company's investment in Rayliant was $109 million as of December 31, 2023, of which $101 million was comprised of equity method goodwill.

The Company also held equity securities without readily determinable fair values totaling $146 million and $37 million as of December 31, 2023 and 2022, respectively. These equity securities without readily determinable fair values are included in Other Assets on the Consolidated Balance Sheet.

Note 8 — Goodwill

Total goodwill was $466 million as of both December 31, 2023 and 2022. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment test as of December 31, 2023 by using a quantitative assessment, and concluded goodwill was not impaired. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 ~~—~~ Summary of Significant Accounting Policies ~~—~~ Significant Accounting Policies ~~—~~ Goodwill to the Consolidated Financial Statements in this Form 10-K.

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Deposits:
Noninterest-bearing demand	$15,539,872	$21,051,090
Interest-bearing checking	7,558,908	6,672,165
Money market	13,108,727	12,265,024
Savings:
Domestic office	1,638,916	2,425,784
Foreign office	202,551	223,253
Time deposits (1):
Domestic office	16,037,287	11,878,734
Foreign office	2,006,177	1,451,799
Total deposits	$56,092,438	$55,967,849

(1)The aggregate amount of time deposits that met or exceeded the deposit insurance limit was $13.6 billion and $10.6 billion as of December 31, 2023 and 2022, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2023:

($ in thousands)	Amount
2024	$17,580,178
2025	134,264
2026	186,448
2027	139,279
2028	3,295
Total	$18,043,464

Note 10 — Short-Term Borrowings and Long-Term Debt

The following table presents details of the Company’s junior subordinated debt and short-term borrowings as of December 31, 2023 and 2022,

			December 31,
			2023	2022
($ in thousands)	Interest Rate	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt (1) — floating (2)	7.00% — 7.55%	2034 — 2037	$148,249	$147,950
Bank
Short-term borrowings	4.37%	3/19/2024	$4,500,000	$—

(1)The weighted-average contractual interest rates for junior subordinated debt were 6.87% and 3.49% as of December 31, 2023 and 2022, respectively.
(2)During the third quarter of 2023, all junior subordinated debt that referenced London Interbank Offered Rate transitioned to a Secured Overnight Financing Rate (“SOFR”)-based replacement rate plus the applicable stated margin.

Short-Term Borrowings — Bank Term Funding Program

As of December 31, 2023 , the Company’s short-term borrowings consisted of funds from the Bank Term Funding Program (“BTFP”), which was designed by the Federal Reserve to provide additional liquidity to U.S. depository institutions. The advances are limited to the par value of eligible collateral pledged by the borrower, for a term of up to one year. U.S. federally insured depository institutions can request advances under the BTFP until at least March 11, 2024.

The Company pledged eligible U.S. government agency and U.S. government-sponsored enterprise debt and mortgage-backed securities, and U.S. Treasury securities as collateral for the borrowings under the BTFP. As of December 31, 2023, the carrying amount of the Company’s pledged securities to the BTFP totaled $4.3 billion with a remaining borrowing capacity of $121 million. In comparison, there were no short-term borrowings as of December 31, 2022.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2023, East West had six statutory business trusts for the purpose of issuing junior subordinated debt to third party investors. The junior subordinated debt was issued in connection with the East West’s various pooled trust preferred securities offerings. The Trusts issued both fixed and variable rate capital securities, representing undivided preferred beneficial interests in the assets of the Trusts, to third party investors. East West is the owner of all the beneficial interests represented by the common securities of the Trusts. The junior subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by six of East West’s wholly-owned subsidiaries in conjunction with these transactions. The common stock is recorded in Other assets on the Consolidated Balance Sheet for the amount issued in connection with these junior subordinated debt issuances. The proceeds from these issuances represent liabilities of East West to the Trusts and are reported as a component of Long-term debt on the Consolidated Balance Sheet. Interest payments on these securities are disbursed quarterly and are deductible for tax purposes.

The following table presents the outstanding junior subordinated debt issued by each trust as of December 31, 2023 and 2022:

				December 31, 2023		December 31, 2022
Issuer	Stated Maturity (1)	Stated Interest Rate	Current Rate	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debt	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Junior Subordinated Debt
($ in thousands)
East West Capital Trust V	November 2034	3-month CME Term SOFR + 2.06%	7.44%	$464	$15,000	$464	$15,000
East West Capital Trust VI	September 2035	3-month CME Term SOFR + 1.76%	7.15%	619	20,000	619	20,000
East West Capital Trust VII	June 2036	3-month CME Term SOFR + 1.61%	7.00%	928	30,000	928	30,000
East West Capital Trust VIII	June 2037	3-month CME Term SOFR + 1.66%	7.02%	619	18,000	619	18,000
East West Capital Trust IX	September 2037	3-month CME Term SOFR + 2.16%	7.55%	928	30,000	928	30,000
MCBI Statutory Trust I	December 2035	3-month CME Term SOFR + 1.81%	7.20%	1,083	35,000	1,083	35,000
Total				$4,641	$148,000	$4,641	$148,000

(1)The debt instruments above mature in more than five years after December 31, 2023 and are subject to call options where early redemption requires appropriate notice.

Note 11 — Income Taxes

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Current income tax expense (benefit):
Federal	$172,428	$163,797	$84,249
State	173,080	160,629	95,939
Foreign	2,240	3,133	(1,554)
Total current income tax expense	347,748	327,559	178,634
Deferred income tax (benefit) expense:
Federal	(24,319)	(23,484)	1,528
State	(23,415)	(21,835)	3,259
Foreign	(1,405)	1,331	(25)
Total deferred income tax (benefit) expense	(49,139)	(43,988)	4,762
Income tax expense	$298,609	$283,571	$183,396

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal income tax effect	8.1	7.8	7.4
Tax credits and benefits, net of related expenses	(9.9)	(8.9)	(11.3)
Other, net	1.3	0.2	0.3
Effective tax rate	20.5%	20.1%	17.4%

The following table summarizes the tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses and nonperforming assets valuation allowance	$217,731	$191,187
Investments in qualified affordable housing partnerships, tax credit and other investments, net	28,216	21,011
Stock compensation and other accrued compensation	33,169	25,857
Interest income on nonaccrual loans	7,034	5,185
State taxes	9,885	13,259
Net unrealized losses on debt securities and derivatives	242,303	309,837
Premises and equipment	1,782	3,827
Lease liabilities	32,636	34,859
FDIC special assessment charge	22,212	—
Other	9,019	6,169
Total deferred tax assets	$603,987	$611,191
Deferred tax liabilities:
Equipment lease financing	$15,564	$27,237
Investments in qualified affordable housing partnerships, tax credit and other investments, net	23,103	7,709
FHLB stock dividends	1,947	1,926
Mortgage servicing assets	2,102	1,963
Acquired debts	1,398	1,477
Prepaid expenses	2,981	2,478
Operating lease right-of-use assets	30,272	32,606
Other	7,871	6,270
Total deferred tax liabilities	$85,238	$81,666
Net deferred tax assets	$518,749	$529,525

As of both December 31, 2023 and 2022, the Company concluded that no valuation allowance was necessary to reduce the deferred tax assets since estimated future taxable income will be sufficient to utilize these assets. For further information on the Company’s valuation policy on deferred taxes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022		2021
Beginning balance	$477	$5,045		$5,045
Additions for tax positions related to prior years	459	—		—
Additions for tax positions related to current year	257	—		—
Settlements with taxing authorities	—	(4,568)	(1)	—
Ending balance	$1,193	$477		$5,045

(1)In 2022, the Company settled an issue regarding previously claimed tax credits related to DC Solar and affiliates.

The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The amount of net interest and penalties related to unrecognized tax benefits was immaterial for all periods presented.

The Company files federal income tax returns, as well as returns in various state and foreign jurisdictions. We are routinely examined by tax authorities in these various jurisdictions. The Company is subject to federal income tax examination for the tax years 2020 and forward. The Company is also subject to tax examination in various state and local jurisdictions for the tax years 2017 and forward. The Company does not believe that the outcome of unresolved issues or claims in any of the tax jurisdictions is likely to be material on the Company’s Consolidated Financial Statements. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2023.

Note 12 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides loan commitments and letters of credit to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements. While the Company does not anticipate losses from these transactions, commitments to extend credit are included in determining the appropriate level of allowance for unfunded credit commitments.

The following table presents the Company’s credit-related commitments as of December 31, 2023 and 2022:

	December 31,
	2023					2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,576,927	$3,511,660	$889,219	$163,641	$9,141,447	$8,211,571
Commercial letters of credit and SBLCs	953,220	387,008	137,758	1,132,775	2,610,761	2,291,966
Total	$5,530,147	$3,898,668	$1,026,977	$1,296,416	$11,752,208	$10,503,537

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of December 31, 2023, total letters of credit of $2.6 billion consisted of SBLCs of $2.6 billion and commercial letters of credit of $24 million. In comparison, as of December 31, 2022, total letters of credit of $2.3 billion consisted of SBLCs of $2.3 billion and commercial letters of credit of $22 million. As of both December 31, 2023 and 2022, substantially all SBLCs were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $38 million and $26 million as of December 31, 2023 and 2022, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of December 31, 2023 and 2022:

	Maximum Potential Future Payments						Carrying Value
	December 31,						December 31,
	2023					2022	2023	2022
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$17	$19	$28	$5,824	$5,888	$6,781	$5,888	$6,781
Multifamily residential loans sold or securitized with recourse	—	—	165	14,831	14,996	14,996	19,020	21,320
Total	$17	$19	$193	$20,655	$20,884	$21,777	$24,908	$28,101

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $40 thousand and $37 thousand as of December 31, 2023 and 2022, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of December 31, 2023, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of December 31, 2023, 2022 and 2021. An aggregate of 17 million shares of common stock were authorized under the 2021 Stock Incentive Plan, and the total number of shares available for grant was approximately 4 million as of December 31, 2023.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Stock compensation costs	$39,867	$37,601	$32,567
Related net tax benefits for stock compensation plans	$8,959	$5,293	$1,760

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements in this Form 10-K.

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that were settled in shares for the year ended December 31, 2023. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2023	1,296,866	$60.77	332,510	$60.40
Granted	515,218	$73.13	96,271	$79.93
Vested	(543,032)	$40.93	(152,558)	$39.79
Forfeited	(62,534)	$74.04	—	$—
Outstanding, December 31, 2023	1,206,518	$74.29	276,223	$78.59

The weighted-average grant date fair value of the time-based RSUs granted during the years ended December 31, 2023, 2022, and 2021 was $73.13, $78.15, and $71.88, respectively. The weighted-average grant date fair value of the performance-based RSUs granted during the years ended December 31, 2023, 2022 and 2021 was $79.93, $77.91 and $77.67, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2023, 2022 and 2021 was $39 million, $30 million and $23 million, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2023, 2022, and 2021 was $21 million, $18 million and $15 million, respectively.

As of December 31, 2023, there were $28 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.76 years, and $15 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.77 years.

Employee Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees can purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2023, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock were authorized for sale under the Purchase Plan. During the years ended December 31, 2023 and 2022, 65,971 shares totaling $3 million and 48,990 shares totaling $3 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2023, there were 151,814 shares available under the Purchase Plan.

Note 14 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2023, 2022 and 2021. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ and shares in thousands, except per share data)	2023	2022	2021
Basic:
Net income	$1,161,161	$1,128,083	$872,981
Weighted-average number of shares outstanding	141,164	141,326	141,826
Basic EPS	$8.23	$7.98	$6.16
Diluted:
Net income	$1,161,161	$1,128,083	$872,981
Weighted-average number of shares outstanding	141,164	141,326	141,826
Add: Diluted impact of unvested RSUs	738	1,166	1,314
Diluted weighted-average number of shares outstanding	141,902	142,492	143,140
Diluted EPS	$8.18	$7.92	$6.10

For the years ended December 31, 2023, 2022 and 2021, approximately 283 thousand, 3 thousand and 6 thousand weighted-average shares of anti-dilutive RSUs, respectively, were excluded from the diluted EPS computation.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to 500 million of the Company’s common stock. In 2023, the Company repurchased 1,506,091 shares at an average price of $54.56 per share at a total cost of $82 million. In 2022, the Company repurchased 1,385,517 shares at an average price of $72.17 per share at a total cost of $100 million. The Company did not repurchase any shares in 2021. As of December 31, 2023, the Company had approximately $172 million available for repurchases under its stock repurchase program.
Note 15 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2023, 2022 and 2021:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, December 31, 2020	$52,247	$(1,230)	$(6,692)	$44,325
Net unrealized (losses) gains arising during the period	(136,846)	866	1,757	(134,223)
Amounts reclassified from AOCI	(1,104)	621	—	(483)
Changes, net of tax	(137,950)	1,487	1,757	(134,706)
Balance, December 31, 2021	$(85,703)	$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(620,870)	(52,623)	(16,348)	(689,841)
Amounts reclassified from AOCI	11,758	2,835	—	14,593
Changes, net of tax	(609,112)	(49,788)	(16,348)	(675,248)
Balance, December 31, 2022	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains (losses) arising during the period	76,930	(4,277)	(56)	72,597
Amounts reclassified from AOCI	16,004	56,432	—	72,436
Changes, net of tax	92,934	52,155	(56)	145,033
Balance, December 31, 2023	$(601,881)	$2,624	$(21,339)	$(620,596)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023				2022			2021
($ in thousands)	Before-Tax		Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) on AFS debt securities arising during the period	$109,216		$(32,286)	$76,930	$(721,100)	$213,221	$(507,879)	$(194,393)	$57,547	$(136,846)
Unrealized losses on debt securities transferred from AFS to HTM	—		—	—	(160,416)	47,425	(112,991)	—	—	—
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (1)	6,862	(2)	(2,029)	4,833	(1,306)	386	(920)	(1,568)	464	(1,104)
Amortization of unrealized losses on transferred securities (3)	15,860		(4,689)	11,171	18,000	(5,322)	12,678	—	—	—
Net change	131,938		(39,004)	92,934	(864,822)	255,710	(609,112)	(195,961)	58,011	(137,950)
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(5,767)		1,490	(4,277)	(74,069)	21,446	(52,623)	1,210	(344)	866
Net realized losses reclassified into net income (4)	79,843		(23,411)	56,432	4,004	(1,169)	2,835	868	(247)	621
Net change	74,076		(21,921)	52,155	(70,065)	20,277	(49,788)	2,078	(591)	1,487
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	698		(754)	(56)	(15,059)	(1,289)	(16,348)	463	1,294	1,757
Net change	698		(754)	(56)	(15,059)	(1,289)	(16,348)	463	1,294	1,757
Other comprehensive income (loss)	$206,712		$(61,679)	$145,033	$(949,946)	$274,698	$(675,248)	$(193,420)	$58,714	$(134,706)

(1)Pre-tax amounts were reported in Net (losses) gains on AFS debt securities on the Consolidated Statement of Income.
(2)Represents the net loss related to an AFS debt security that was written-off in the first quarter of 2023 and subsequently sold during the fourth quarter of 2023.
(3)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(4)Pre-tax amounts related to cash flow hedges on variable rate loans and long-term borrowings, where applicable, were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income. In 2023, pre-tax amount also includes the terminated cash flow hedge where the forecasted cash flows were no longer probable to occur and was reported in Noninterest income on the Consolidated Statement of Income.

Note 16 — Regulatory Requirements and Matters

The Company and the Bank are subject to regulatory capital adequacy requirements administered by the respective federal banking agencies. The Bank is a member bank of the Federal Reserve System and is primarily regulated by the Federal Reserve and the California Department of Financial Protection and Innovation. The Company and the Bank are required to comply with the Basel III Capital Rules adopted by the federal banking agencies. As standardized approaches institutions, the Basel III Capital Rules require that banking organizations, such as the Company and the Bank, to maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a Tier 1 leverage ratio of a least 4.0% to be considered adequately capitalized. Failure to meet the minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Company and the Bank are also subject to maintaining a capital conservation buffer of 2.5% above the minimum risk-based capital ratios under the Basel III Capital Rules. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but which does not exceed the capital conservation buffer will face constraints on dividends, share repurchases and executive compensation based on the amount of the shortfall.

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

As of both December 31, 2023 and 2022, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2023, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2023 and 2022:

	Basel III
	December 31, 2023		December 31, 2022
($ in thousands)	Amount	Ratio	Amount	Ratio	Minimum Capital Ratios	Fully Phased-in Minimum Capital Ratios (2)	Well-Capitalized Requirement
Total capital (to risk-weighted assets)
Company	$7,919,407	14.8%	$7,003,299	14.0%	8.0%	10.5%	10.0%
East West Bank	$7,363,575	13.8%	$6,760,612	13.5%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$7,140,778	13.3%	$6,347,108	12.7%	6.0%	8.5%	6.0%
East West Bank	$6,732,946	12.6%	$6,252,421	12.5%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company (1)	$7,140,778	13.3%	$6,347,108	12.7%	4.5%	7.0%	N/A
East West Bank	$6,732,946	12.6%	$6,252,421	12.5%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted average assets)
Company (1)	$7,140,778	10.2%	$6,347,108	9.8%	4.0%	4.0%	N/A
East West Bank	$6,732,946	9.6%	$6,252,421	9.7%	4.0%	4.0%	5.0%
Risk-weighted assets
Company	$53,663,392	N/A	$50,036,719	N/A	N/A	N/A	N/A
East West Bank	$53,539,980	N/A	$50,024,772	N/A	N/A	N/A	N/A
Adjusted quarterly average total assets
Company	$70,406,008	N/A	$65,221,597	N/A	N/A	N/A	N/A
East West Bank	$70,270,449	N/A	$65,198,267	N/A	N/A	N/A	N/A

N/A — Not applicable.
(1)The well-capitalized requirements for CET1 capital and Tier 1 leverage capital apply only to the Bank since there is no CET1 capital ratio or Tier 1 leverage capital ratio component in the definition of a well-capitalized bank holding company.
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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, treasury management, interest rate risk hedging and foreign exchange services.

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

The corporate treasury function within the Other segment is responsible for the Company’s liquidity and interest rate management, and the internal FTP process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Other segment, where such exposures are centrally managed. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2023, 2022 and 2021:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2023
Net interest income before provision for credit losses	$1,238,829	$992,519	$80,906	$2,312,254
Provision for credit losses	18,422	106,578	—	125,000
Noninterest income	102,109	174,465	18,690	295,264
Noninterest expense	477,622	382,865	162,261	1,022,748
Segment income (loss) before income taxes	844,894	677,541	(62,665)	1,459,770
Segment net income	$596,366	$478,418	$86,377	$1,161,161
As of December 31, 2023
Segment assets	$19,510,836	$35,095,237	$15,006,811	$69,612,884

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2022
Net interest income (loss) before provision for credit losses	$1,170,850	$892,386	$(17,355)	$2,045,881
Provision for credit losses	27,197	46,303	—	73,500
Noninterest income	110,139	179,248	9,279	298,666
Noninterest expense	397,882	314,185	147,326	859,393
Segment income (loss) before income taxes	855,910	711,146	(155,402)	1,411,654
Segment net income	$608,120	$507,467	$12,496	$1,128,083
As of December 31, 2022
Segment assets	$17,385,804	$33,042,785	$13,683,561	$64,112,150

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Year Ended December 31, 2021
Net interest income before reversal of provision for credit losses	$697,101	$766,202	$68,268	$1,531,571
Reversal of provision for credit losses	(4,998)	(30,002)	—	(35,000)
Noninterest income	94,125	163,768	28,002	285,895
Noninterest expense	364,635	275,649	155,805	796,089
Segment income (loss) before income taxes	431,589	684,323	(59,535)	1,056,377
Segment net income	$308,630	$489,233	$75,118	$872,981
As of December 31, 2021
Segment assets	$14,961,809	$28,556,706	$17,352,186	$60,870,701

Note 18 — Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

	December 31,
($ in thousands)	2023	2022
ASSETS
Cash and cash equivalents due from subsidiary bank	$445,770	$228,531
Investments in subsidiaries:
Bank	6,542,852	5,889,775
Nonbank	13,502	13,846
Investments in tax credit investments, net	—	1,925
Other assets	120,742	8,516
TOTAL	$7,122,866	$6,142,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$148,249	$147,950
Other liabilities	23,783	10,031
Stockholders’ equity	6,950,834	5,984,612
TOTAL	$7,122,866	$6,142,593

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Dividends from subsidiaries:
Bank	$704,000	$240,000	$200,000
Nonbank	322	157	82
Other investment losses	(2,738)	—	—
Other income	—	—	11
Total income	701,584	240,157	200,093
Interest expense on long-term debt	10,889	5,450	2,974
Compensation and employee benefits	7,204	6,708	6,370
(Impairment recoveries) amortization of tax credit and other investments	(2,901)	(786)	425
Other expense	1,815	2,040	1,306
Total expense	17,007	13,412	11,075
Income before income tax benefit and equity in undistributed income of subsidiaries	684,577	226,745	189,018
Income tax benefit	5,844	4,269	3,005
Undistributed earnings of subsidiaries, primarily bank	470,740	897,069	680,958
Net income	$1,161,161	$1,128,083	$872,981

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,161,161	$1,128,083	$872,981
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(470,740)	(897,069)	(680,958)
Deferred income tax expense (benefit)	948	(2,193)	2,721
Net change in other assets	(4,160)	4,250	(5,685)
Net change in other liabilities	(47)	779	(81,706)
Other operating activities, net	2,443	1,333	1,877
Net cash provided by operating activities	689,605	235,183	109,230
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in investments in tax credit investments	—	(1,612)	(346)
Distributions received from equity method investees	1,594	410	436
Other investing activities, net	(96,689)	(6,188)	(1,476)
Net cash used in investing activities	(95,095)	(7,390)	(1,386)
CASH FLOWS FROM FINANCING ACTIVITIES
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,208	3,178	2,573
Stock tendered for payment of withholding taxes	(23,751)	(19,087)	(15,702)
Repurchase of common stock pursuant to the stock repurchase program	(82,174)	(99,990)	—
Cash dividends paid	(274,554)	(228,381)	(188,762)
Net cash used in financing activities	(377,271)	(344,280)	(201,891)
Net increase (decrease) in cash and cash equivalents	217,239	(116,487)	(94,047)
Cash and cash equivalents, beginning of year	228,531	345,018	439,065
Cash and cash equivalents, end of year	$445,770	$228,531	$345,018

Note 19 — Subsequent Events

Declaration of Dividend — On January 23, 2024, the Company’s Board of Directors declared first quarter 2024 cash dividends for the Company’s common stock. The common stock cash dividend of $0.55 per share was paid on February 15, 2024 to stockholders of record as of February 2, 2024.

Redemption of Junior Subordinated Debt and Trust Preferred Securities Issued by East West Capital Trusts — In January 2024, the Company provided notice that it would redeem $113 million of the principal face value of junior subordinated debt and $4 million of the principal face value of trust preferred securities issued by the East West Capital Trusts. Of these amounts, $16 million was redeemed in February 2024 and the remaining $101 million is scheduled to be redeemed in March 2024.

Increase in FDIC Special Assessment — In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The Company recorded a pre-tax $70 million special assessment charge based on the November 2023 final rule. In February 2024, the FDIC estimated the losses attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank to increase approximately $4.1 billion from $16.3 billion, as described in the November 2023 final rule, to $20.4 billion. As the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be further subject to change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation, the exact amount of losses incurred will be determined when the FDIC terminates the receiverships. As of the date of this filing, the Bank cannot reasonably estimate whether the FDIC’s increased estimate of losses attributable to the protection of uninsured depositors will result in an increase in or modifications to the Bank’s special assessment charge. The FDIC plans to provide depository institutions that are subject to the special assessment with an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice in June 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2023. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 28, 2024

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2023, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s executive officers, and biographical information for each, is set forth in Item 1. Business — Information about our Executive Officers in this Form 10-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2023, and this information is incorporated herein by reference:
•Summary Information about Director Nominees
•Board of Directors and Nominees
•Director Nominee Qualifications and Experience
•Director Independence, Financial Experts and Risk Management Experience
•Board Leadership Structure
•Board Meetings
•Board Committees

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2024 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2024 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	4,293,085	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	4,293,085

(1)Represents future shares available under the stockholder-approved 2021 Stock Incentive Plan effective March 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2024 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, PCAOB ID: 185.

Information regarding principal accountant fees and services will be set forth in the 2024 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

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

10.3.6	Amendment to Employment Agreement - Irene H. Oh* Filed herewith.
10.4.1	Employment Agreement – Parker Shi* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2021 (File No. 000-24939).]
10.4.2	Amendment to Employment Agreement - Parker Shi* Filed herewith.
10.5.1
East West Bancorp, Inc. 2016 Stock Incentive Plan, as amended and restated* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 21, 2016 (File No. 000-24939).]

10.5.2
East West Bancorp, Inc. 2021 Stock Incentive Plan, as amended and restated* [Incorporated by reference to Appendix A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 15, 2021 (File No. 000-24939).]

10.5.3
East West Bancorp, Inc. 2017 Performance-Based Bonus Plan, as amended* [Incorporated by reference to Exhibit A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 19, 2017 (File No. 000-24939).]

10.5.4
East West Bancorp, Inc. 1999 Spirit of Ownership Restricted Stock Program* [Incorporated by reference to Exhibit 10.4 from Registrant’s Current Report on Form 8-K filed with the Commission on March 9, 2005 (File No. 000-24939).]

10.6
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference to Exhibit 10.7 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.
24	Power of Attorney. Filed herewith.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
97	East West Bancorp, Inc. Executive Compensation Clawback Policy. Filed herewith.
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GLBA	Gramm-Leach-Bliley Act of 1999
ALCO	Asset/Liability Committee	HELOC	Home equity line of credit
AML	Anti-money laundering	HKMA	Hong Kong Monetary Authority
AOCI	Accumulated other comprehensive income (loss)	HKSFC	Hong Kong Securities and Futures Commission
ASC	Accounting Standards Codification	HTM	Held-to-maturity
ASU	Accounting Standards Update	IDI	Insured depository institution
BHC Act	Bank Holding Company Act of 1956, as amended	LCH	London Clearing House
BKX	KBW Nasdaq Bank Index	LGD	Loss given default
BSA	Bank Secrecy Act	LIBOR	London Interbank Offered Rate
BTFP	Bank Term Funding Program	LTV	Loan-to-value
C&I	Commercial and industrial	MAS	Monetary Authority of Singapore
CCDAA	Climate Corporate Data Accountability Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCPA	California Consumer Privacy Act	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAFR	National Administration of Financial Regulation
CET1	Common Equity Tier 1	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NRSRO	Nationally recognized statistical rating organizations
CLO	Collateralized loan obligation	OFAC	Office of Foreign Assets Control
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
CODM	Chief operating decision maker	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001
CRE	Commercial real estate	PBOC	People’s Bank of China
CRFRA	Climate-Related Financial Risk Act	PCA	Prompt Corrective Action
DFPI	California Department of Financial Protection and Innovation	PCD	Purchased credit deteriorated
DIF	Deposit Insurance Fund	PD	Probability of default
EFFR	Effective Fed Funds Rate	PIPL	Personal Information Protection Law
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act	RMB	Chinese Renminbi
EPS	Earnings per share	ROC	Risk Oversight Committee
ERM	Enterprise risk management	ROE	Return on average common equity
EVE	Economic value of equity	RPA	Credit risk participation agreement
FASB	Financial Accounting Standards Board	RSU	Restricted stock unit
FDIA	Federal Deposit Insurance Act	S&P	Standard & Poor's
FDIC	Federal Deposit Insurance Corporation	SBLC	Standby letter of credit
FFIEC	Federal Financial Institutions Examination Council	SEC	U.S. Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FINRA	Financial Industry Regulatory Authority, Inc.	TCE	Tangible common equity
FRBSF	Federal Reserve Bank of San Francisco	TDR	Troubled debt restructuring
FTP	Funds transfer pricing	U.S.	United States
GAAP	United States Generally Accepted Accounting Principles	USD	U.S. Dollar
GDP	Gross Domestic Product	VIE	Variable interest entity
GHG	Greenhouse gas

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

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Dominic Ng

/s/ CHRISTOPHER J. DEL MORAL-NILES	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
Christopher J. Del Moral-Niles

MANUEL P. ALVAREZ*	Director	February 28, 2024
Manuel P. Alvarez

MOLLY CAMPBELL*	Director	February 28, 2024
Molly Campbell

ARCHANA DESKUS*	Director	February 28, 2024
Archana Deskus

SERGE DUMONT*	Director	February 28, 2024
Serge Dumont

RUDOLPH I. ESTRADA*	Lead Director	February 28, 2024
Rudolph I. Estrada

MARK HUTCHINS	Director	February 28, 2024
Mark Hutchins

PAUL H. IRVING*	Director	February 28, 2024
Paul H. Irving

SABRINA KAY*	Director	February 28, 2024
Sabrina Kay

JACK C. LIU*	Director	February 28, 2024
Jack C. Liu

LESTER M. SUSSMAN*	Director	February 28, 2024
Lester M. Sussman

* Dominic Ng, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 28, 2024
	By	/s/ DOMINIC NG
Dominic Ng
Attorney-In-Fact
Chairman and Chief Executive Officer