Form 10-Q
period 2024-03-31
EAST WEST BANCORP INC
filed 2024-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 139,143,317 shares as of April 30, 2024.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “us,” “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements the Company may make.

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
•changes in laws or the regulatory environment, including regulatory reform initiatives and policies of the U.S. Department of the Treasury, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, the SEC, the Consumer Financial Protection Bureau (“CFPB”), the California Department of Financial Protection and Innovation — Division of Financial Institutions, the People’s Bank of China, China’s National Administration of Financial Regulation, the Hong Kong Monetary Authority, the Hong Kong Securities and Futures Commission, and the Monetary Authority of Singapore;
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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024 (the “Company’s 2023 Form 10-K”) under the heading Item 1A. Risk Factors. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$382,484	$444,793
Interest-bearing cash with banks	3,828,317	4,170,191
Cash and cash equivalents	4,210,801	4,614,984
Interest-bearing deposits with banks	24,593	10,498
Securities purchased under resale agreements (“resale agreements”)	485,000	785,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $9,131,953 and $6,916,491)	8,400,468	6,188,337
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,414,478 and $2,453,971)	2,948,642	2,956,040
Loans held-for-sale	13,280	116
Loans held-for-investment (net of allowance for loan losses of $670,280 and $668,743)	51,322,224	51,542,039
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	933,187	905,036
Premises and equipment (net of accumulated depreciation of $159,760 and $157,622)	83,989	86,370
Goodwill	465,697	465,697
Operating lease right-of-use assets	87,535	94,024
Other assets	1,900,254	1,964,743
TOTAL	$70,875,670	$69,612,884
LIABILITIES
Deposits:
Noninterest-bearing	$14,798,927	$15,539,872
Interest-bearing	43,761,697	40,552,566
Total deposits	58,560,624	56,092,438
Short-term borrowings	19,173	—
Bank Term Funding Program (“BTFP”) borrowings	—	4,500,000
Federal Home Loan Bank (“FHLB”) advances	3,500,000	—
Long-term debt and finance lease liabilities	36,428	153,011
Operating lease liabilities	95,643	102,353
Accrued expenses and other liabilities	1,640,570	1,814,248
Total liabilities	63,852,438	62,662,050
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,835,469 and 169,372,230 shares issued	170	169
Additional paid-in capital	1,993,806	1,980,818
Retained earnings	6,662,919	6,465,230
Treasury stock, at cost 30,714,307 and 29,344,863 shares	(970,930)	(874,787)
Accumulated other comprehensive loss (“AOCI”), net of tax	(662,733)	(620,596)
Total stockholders’ equity	7,023,232	6,950,834
TOTAL	$70,875,670	$69,612,884

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$866,389	$728,386
Debt securities	75,392	65,931
Resale agreements	6,115	4,503
Restricted equity securities	1,339	1,039
Interest-bearing cash and deposits with banks	74,382	35,647
Total interest and dividend income	1,023,617	835,506
INTEREST EXPENSE
Deposits	406,199	216,794
Federal funds purchased and other short-term borrowings	42,106	8,825
FHLB advances	7,739	6,430
Securities sold under repurchase agreements (“repurchase agreements”)	35	1,052
Long-term debt and finance lease liabilities	2,399	2,544
Total interest expense	458,478	235,645
Net interest income before provision for credit losses	565,139	599,861
Provision for credit losses	25,000	20,000
Net interest income after provision for credit losses	540,139	579,861
NONINTEREST INCOME
Deposit account fees	24,948	23,054
Lending fees	22,925	20,586
Foreign exchange income	11,469	11,309
Wealth management fees	8,592	6,304
Customer derivative income	3,750	2,564
Net losses on sales of loans	(41)	(22)
Net gains (losses) on AFS debt securities	49	(10,000)
Other investment income	2,815	1,921
Other income	4,481	4,262
Total noninterest income	78,988	59,978
NONINTEREST EXPENSE
Compensation and employee benefits	141,812	129,654
Occupancy and equipment expense	15,230	15,587
Deposit insurance premiums and regulatory assessments	19,649	7,910
Deposit account expense	12,188	9,609
Computer software and data processing expenses	11,344	10,707
Other operating expense	33,445	34,870
Amortization of tax credit and CRA investments	13,207	10,110
Total noninterest expense	246,875	218,447
INCOME BEFORE INCOME TAXES	372,252	421,392
INCOME TAX EXPENSE	87,177	98,953
NET INCOME	$285,075	$322,439
EARNINGS PER SHARE (“EPS”)
BASIC	$2.04	$2.28
DILUTED	$2.03	$2.27
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	139,409	141,112
DILUTED	140,261	141,913

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$285,075	$322,439
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(2,317)	51,319
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,688	2,762
Net changes in unrealized (losses) gains on cash flow hedges	(46,330)	28,613
Foreign currency translation adjustments	3,822	2,941
Other comprehensive (loss) income	(42,137)	85,635
COMPREHENSIVE INCOME	$242,938	$408,074

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of a change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	322,439	—	—	322,439
Other comprehensive income	—	—	—	—	85,635	85,635
Issuance of common stock pursuant to various stock compensation plans and agreements	740,722	11,130	—	—	—	11,130
Repurchase of common stock pursuant to various stock compensation plans and agreements	(292,768)	—	—	(21,791)	—	(21,791)
Cash dividends on common stock ($0.48 per share)	—	—	(68,432)	—	—	(68,432)
BALANCE, MARCH 31, 2023	141,395,800	$1,947,687	$5,832,291	$(790,653)	$(679,994)	$6,309,331
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of a change in accounting principle (2)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	285,075	—	—	285,075
Other comprehensive loss	—	—	—	—	(42,137)	(42,137)
Issuance of common stock pursuant to various stock compensation plans and agreements	463,239	12,989	—	—	—	12,989
Repurchase of common stock pursuant to various stock compensation plans and agreements	(187,593)	—	—	(13,702)	—	(13,702)
Repurchase of common stock pursuant to the stock repurchase program	(1,181,851)	—	—	(82,441)	—	(82,441)
Cash dividends on common stock ($0.55 per share)	—	—	(77,904)	—	—	(77,904)
BALANCE, MARCH 31, 2024	139,121,162	$1,993,976	$6,662,919	$(970,930)	$(662,733)	$7,023,232

(1)Represents the change in the Company’s allowance for loan losses as a result of the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures on January 1, 2023.
(2)Represents the impact of the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on January 1, 2024. Refer to Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies in this Form 10-Q for additional information.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285,075	$322,439
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	25,000	20,000
Depreciation and amortization	50,998	32,567
Amortization of premiums (accretion of discount), net	648	(4,497)
Stock compensation costs	12,988	11,075
Deferred income tax (benefit) expense	(6,905)	609
Net losses on sales of loans	41	22
Net (gains) losses on AFS debt securities	(49)	10,000
Loans held-for-sale:
Originations and purchases	(850)	—
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	992	—
Distributions received from equity method investees	978	1,718
Net change in accrued interest receivable and other assets	75,815	(75,163)
Net change in accrued expenses and other liabilities	(177,732)	(93,948)
Other operating activities, net	(760)	(1,921)
Total adjustments	(18,836)	(99,538)
Net cash provided by operating activities	266,239	222,901
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(106,536)	(27,358)
Interest-bearing deposits with banks	(14,252)	128,772
Assets purchased under resale agreements:
Proceeds from paydowns and maturities	300,000	150,629
Purchases	—	(12,725)
AFS debt securities:
Proceeds from sales	537,195	—
Proceeds from repayments, maturities and redemptions	577,750	321,913
Purchases	(3,337,121)	(532,758)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	11,270	12,387
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	241,907	179,237
Purchases	(108,174)	(155,016)
Other changes in loans held-for-investment, net	110,120	(695,646)
Redemption of trust preferred securities	3,558	—
Proceeds from sales of other real estate owned (“OREO”) and other foreclosed assets	—	1,976
Distributions received from equity method investees	847	2,244
Purchases of FHLB stock	(84,294)	—
Other investing activities, net	(3,846)	(6,501)
Net cash used in investing activities	(1,871,576)	(632,846)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	2,475,059	(1,246,189)
Net change in short-term borrowings	(4,480,827)	4,500,017
FHLB advances:
Proceeds	3,500,000	6,000,000
Repayment	—	(6,000,000)
Repurchase agreements:
Repayment	—	(300,000)
Extinguishment cost	—	(3,872)
Long-term debt and lease liabilities:
Repayment of junior subordinated debt and lease liabilities	(116,798)	(203)
Common stock:
Stock tendered for payment of withholding taxes	(13,702)	(21,791)
Repurchase of common stocks pursuant to the stock repurchase program	(82,441)	—
Cash dividends paid	(79,304)	(70,776)
Net cash provided by financing activities	1,201,987	2,857,186
Effect of exchange rate changes on cash and cash equivalents	(833)	5,169
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(404,183)	2,452,410
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,614,984	3,481,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,210,801	$5,934,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$600,438	$227,504
Income taxes, net	$38,619	$—
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$199,974	$160,476
Loans transferred to OREO and other foreclosed assets	$5,551	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Form 10-Q include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of March 31, 2024, East West also has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust is not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the most recently filed annual report on Form 10-K, and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K.

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting periods, and the related disclosures. Although our estimates consider current conditions and how we expect them to change in the future, it is reasonably possible that actual results could be materially different from those estimates. Hence, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current presentation. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies

Accounting Pronouncements Adopted in 2024

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024
ASU 2023-02 expands the scope of the proportional amortization method (“PAM”) to equity tax credit investment programs if certain conditions are met. Previously, PAM could only be used for investments in low-income housing tax credit structures. Under this guidance, companies are able to elect, on a tax credit program-by-tax credit program basis, to apply PAM to all equity investments meeting the criteria in ASC 323-740-25-1.

The amendments in this guidance must be applied on a modified retrospective or a retrospective basis.

The Company adopted ASU 2023-02 on January 1, 2024, for all tax credit investments under a modified retrospective basis. The impact of the adoption decreased opening retained earnings on January 1, 2024 by $9 million.

The following standards were adopted on January 1, 2024, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2023-01, Leases (Topic 842): Common Control Arrangements
•ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Significant Accounting Policies Update

Income Taxes — The Company has elected to apply PAM to qualifying affordable housing partnership, new markets, historic, production and renewable energy tax credit investments. Under PAM, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.

Note 3 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

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

Equity Securities — Equity securities consisted of mutual funds as of both March 31, 2024 and December 31, 2023. The Company invested in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Interest Rate Contracts — Interest rate contracts consist of interest rate swaps and options. The fair value of the interest rate swaps is determined using the market standard methodology of netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The fair value of the interest rate options, which consist of floors and caps, is determined using the market standard methodology of discounting the future expected cash receipts that will occur if variable interest rates fall below (rise above) the strike rate of the floors (caps). In addition, to comply with the provisions of ASC 820, Fair Value Measurement, the Company incorporates credit valuation adjustments to appropriately reflect both its own and the respective counterparty’s nonperformance risk in the fair value measurements of its derivatives. The credit valuation adjustments associated with the Company’s derivatives utilize model-derived credit spreads, which are Level 3 inputs. Considering the observable nature of all other significant inputs utilized, the Company classifies these derivative instruments as Level 2.

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. In addition, the Bank managed its foreign currency exposure in the net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary, with foreign currency non-deliverable forward contracts. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

Equity Contracts — Equity contracts consist of warrants to purchase common or preferred stock of public and private companies, and any liability-classified contingently issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific equity volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and equity volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both equity volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the equity volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the equity volatility and liquidity discount assumptions is performed.

In connection with the Company’s acquisition of a 49.99% equity interest in Rayliant Global Advisors Limited (“Rayliant”) during the third quarter of 2023, the Company granted 349,138 shares of performance-based restricted stock units (“RSUs”) as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on Rayliant meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and operating EBITDA of Rayliant to be achieved during the future performance period, and these performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$621,094	$—	$—	$621,094
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	360,802	—	360,802
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	455,619	—	455,619
Residential mortgage-backed securities	—	4,992,399	—	4,992,399
Municipal securities	—	258,495	—	258,495
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	333,996	—	333,996
Residential mortgage-backed securities	—	519,657	—	519,657
Corporate debt securities	—	502,647	—	502,647
Foreign government bonds	—	227,196	—	227,196
Asset-backed securities	—	40,712	—	40,712
Collateralized loan obligations (“CLOs”)	—	87,851	—	87,851
Total AFS debt securities	$621,094	$7,779,374	$—	$8,400,468

Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,402	$4,137	$—	$24,539
Total affordable housing partnership, tax credit and CRA investments, net	$20,402	$4,137	$—	$24,539

Derivative assets:
Interest rate contracts	$—	$484,794	$—	$484,794
Foreign exchange contracts	—	60,499	—	60,499
Equity contracts	—	—	330	330
Commodity contracts	—	76,615	—	76,615
Gross derivative assets	$—	$621,908	$330	$622,238
Netting adjustments (2)	$—	$(489,262)	$—	$(489,262)
Net derivative assets	$—	$132,646	$330	$132,976

Derivative liabilities:
Interest rate contracts	$—	$518,330	$—	$518,330
Foreign exchange contracts	—	53,153	—	53,153
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	16	—	16
Commodity contracts	—	106,930	—	106,930
Gross derivative liabilities	$—	$678,429	$15,119	$693,548
Netting adjustments (2)	$—	$(134,963)	$—	$(134,963)
Net derivative liabilities	$—	$543,466	$15,119	$558,585

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,060,375	$—	$—	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	364,446	—	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	468,259	—	468,259
Residential mortgage-backed securities	—	1,727,594	—	1,727,594
Municipal securities	—	261,016	—	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	367,516	—	367,516
Residential mortgage-backed securities	—	553,671	—	553,671
Corporate debt securities	—	502,425	—	502,425
Foreign government bonds	—	227,874	—	227,874
Asset-backed securities	—	42,300	—	42,300
CLOs	—	612,861	—	612,861
Total AFS debt securities	$1,060,375	$5,127,962	$—	$6,188,337

Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,509	$4,150	$—	$24,659
Affordable housing partnership, tax credit and CRA investments, net	$20,509	$4,150	$—	$24,659

Derivative assets:
Interest rate contracts	$—	$473,907	$—	$473,907
Foreign exchange contracts	—	57,072	—	57,072
Credit contracts	—	1	—	1
Equity contracts	—	—	336	336
Commodity contracts	—	79,604	—	79,604
Gross derivative assets	$—	$610,584	$336	$610,920
Netting adjustments (2)	$—	$(312,792)	$—	$(312,792)
Net derivative assets	$—	$297,792	$336	$298,128

Derivative liabilities:
Interest rate contracts	$—	$433,936	$—	$433,936
Foreign exchange contracts	—	42,564	—	42,564
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	25	—	25
Commodity contracts	—	121,670	—	121,670
Gross derivative liabilities	$—	$598,195	$15,119	$613,314
Netting adjustments (2)	$—	$(76,170)	$—	$(76,170)
Net derivative liabilities	$—	$522,025	$15,119	$537,144

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $4.4 billion and $1.2 billion of fair value as of March 31, 2024 and December 31, 2023, respectively.
(2)Represents the balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(3)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

For the three months ended March 31, 2024 and 2023, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Derivative assets:
Equity contracts
Beginning balance	$336	$323
Total losses included in earnings (1)	(6)	(46)
Ending balance	$330	$277
Derivative liabilities:
Equity contracts (2)
Beginning balance	$15,119	$—
Total gains (losses) included in earnings	—	—
Ending balance	$15,119	$—

(1)Includes unrealized losses recorded in Lending fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2024 and December 31, 2023. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
March 31, 2024
Derivative assets:
Equity contracts	$330	Black-Scholes option pricing model	Equity volatility	39% — 50%	46%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2023
Derivative assets:
Equity contracts	$336	Black-Scholes option pricing model	Equity volatility	37% — 48%	45%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of both March 31, 2024 and December 31, 2023.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, affordable housing partnership, tax credit and CRA investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from the impairment on certain individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

Individually Evaluated Loans Held-for-Investment — Individually evaluated loans held-for-investment are classified as Level 3 assets. The following two methods are used to derive the fair value of individually evaluated loans held-for-investment:

•Discounted cash flow valuation techniques consist of developing an expected stream of cash flows over the life of the loans, and then calculating the present value of the loans by discounting the expected cash flows at a designated discount rate.
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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence on its affordable housing partnership, tax credit and CRA investments prior to the initial investment date and through the placed-in-service date. After these investments are either acquired or placed into service, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s quarterly financial statements and annual tax returns, the annual financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

Other Real Estate Owned — The Company’s OREO represents properties acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment such as an acceptance of a deed-in-lieu of foreclosure. These OREO properties are recorded at estimated fair value less the costs to sell at the time of foreclosure or at the lower of cost or estimated fair value less the costs to sell subsequent to acquisition. On a monthly basis, the current fair market value of each OREO property is reviewed to ensure that the current carrying value is appropriate. OREO properties are classified as Level 3.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$25,914	$25,914
Commercial real estate (“CRE”):
CRE	—	—	10,028	10,028
Construction and land	—	—	12,236	12,236
Total commercial	—	—	48,178	48,178
Consumer:
Residential mortgage:
Single-family residential	—	—	116	116
Total consumer	—	—	116	116
Total loans held-for-investment	$—	$—	$48,294	$48,294

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$22,035	$22,035
CRE:
CRE	—	—	22,653	22,653
Total commercial	—	—	44,688	44,688
Consumer:
Residential mortgage:
Home equity lines of credit (“HELOCs”)	—	—	1,204	1,204
Total consumer	—	—	1,204	1,204
Total loans held-for-investment	$—	$—	$45,892	$45,892
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$868	$868

The following table presents the (decrease) increase in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Loans held-for-investment:
Commercial:
C&I	$(12,843)	$(1,255)
CRE:
CRE	(2,006)	—
Construction and land	(1,224)	—
Total commercial	(16,073)	(1,255)
Consumer:
Residential mortgage:
Single-family residential	(1,384)	—
Total consumer	(1,384)	—
Total loans held-for-investment	$(17,457)	$(1,255)
Affordable housing partnership, tax credit and CRA investments, net	$—	$174

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
March 31, 2024
Loans held-for-investment	$6,917	Fair value of collateral	Discount	20%	20%
	$8,471	Fair value of collateral	Contract value	NM	NM
	$32,906	Fair value of property	Selling cost	8%	8%

December 31, 2023
Loans held-for-investment	$16,328	Fair value of collateral	Discount	15% — 75%	45%	(1)
	$3,009	Fair value of collateral	Contract value	NM	NM
	$26,555	Fair value of property	Selling cost	8%	8%
Affordable housing partnership, tax credit and CRA investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of December 31, 2023.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	March 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,210,801	$4,210,801	$—	$—	$4,210,801
Interest-bearing deposits with banks	$24,593	$—	$24,593	$—	$24,593
Resale agreements	$485,000	$—	$391,403	$—	$391,403
HTM debt securities	$2,948,642	$485,400	$1,929,078	$—	$2,414,478
Restricted equity securities, at cost	$164,402	$—	$164,402	$—	$164,402
Loans held-for-sale	$13,280	$—	$13,280	$—	$13,280
Loans held-for-investment, net	$51,322,224	$—	$—	$49,849,727	$49,849,727
Mortgage servicing rights	$6,234	$—	$—	$10,787	$10,787
Accrued interest receivable	$336,428	$—	$336,428	$—	$336,428
Financial liabilities:
Demand, checking, savings and money market deposits	$37,789,344	$—	$37,789,344	$—	$37,789,344
Time deposits	$20,771,280	$—	$20,715,628	$—	$20,715,628
Short-term borrowings	$19,173	$—	$19,173	$—	$19,173
FHLB advances	$3,500,000	$—	$3,500,000	$—	$3,500,000
Long-term debt	$31,768	$—	$30,201	$—	$30,201
Accrued interest payable	$63,470	$—	$63,470	$—	$63,470

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,614,984	$4,614,984	$—	$—	$4,614,984
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$785,000	$—	$699,056	$—	$699,056
HTM debt securities	$2,956,040	$488,551	$1,965,420	$—	$2,453,971
Restricted equity securities, at cost	$79,811	$—	$79,811	$—	$79,811
Loans held-for-sale	$116	$—	$116	$—	$116
Loans held-for-investment, net	$51,542,039	$—	$—	$50,256,565	$50,256,565
Mortgage servicing rights	$6,602	$—	$—	$9,470	$9,470
Accrued interest receivable	$331,490	$—	$331,490	$—	$331,490
Financial liabilities:
Demand, checking, savings and money market deposits	$38,048,974	$—	$38,048,974	$—	$38,048,974
Time deposits	$18,043,464	$—	$18,004,951	$—	$18,004,951
BTFP borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,249	$—	$150,896	$—	$150,896
Accrued interest payable	$205,430	$—	$205,430	$—	$205,430

Note 4 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both March 31, 2024 and December 31, 2023.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $485 million and $785 million as of March 31, 2024 and December 31, 2023, respectively. The weighted-average yields were 3.39% and 2.50% for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents the resale agreements included on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023:

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
Resale agreements as of March 31, 2024	$485,000	$—	$485,000	$(404,004)	$80,996

Resale agreements as of December 31, 2023	$785,000	$—	$785,000	$(715,358)	$69,642

(1)Represents the fair value of assets the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives. Refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,290	$—	$(55,196)	$621,094
U.S. government agency and U.S. government-sponsored enterprise debt securities	410,676	—	(49,874)	360,802
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	513,159	129	(57,669)	455,619
Residential mortgage-backed securities	5,229,549	4,212	(241,362)	4,992,399
Municipal securities	296,360	47	(37,912)	258,495
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	373,834	—	(39,838)	333,996
Residential mortgage-backed securities	609,705	—	(90,048)	519,657
Corporate debt securities	653,501	—	(150,854)	502,647
Foreign government bonds	238,592	605	(12,001)	227,196
Asset-backed securities	41,287	—	(575)	40,712
CLOs	89,000	—	(1,149)	87,851
Total AFS debt securities	9,131,953	4,993	(736,478)	8,400,468
HTM debt securities:
U.S. Treasury securities	530,921	—	(45,521)	485,400
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,002,697	—	(196,898)	805,799
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	491,842	—	(93,850)	397,992
Residential mortgage-backed securities	734,577	—	(153,299)	581,278
Municipal securities	188,605	—	(44,596)	144,009
Total HTM debt securities	2,948,642	—	(534,164)	2,414,478
Total debt securities	$12,080,595	$4,993	$(1,270,642)	$10,814,946

	December 31, 2023
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,112,587	$101	$(52,313)	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	—	(47,640)	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	531,377	158	(63,276)	468,259
Residential mortgage-backed securities	1,956,927	380	(229,713)	1,727,594
Municipal securities	297,283	75	(36,342)	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	409,578	—	(42,062)	367,516
Residential mortgage-backed securities	643,335	—	(89,664)	553,671
Corporate debt securities	653,501	—	(151,076)	502,425
Foreign government bonds	239,333	69	(11,528)	227,874
Asset-backed securities	43,234	—	(934)	42,300
CLOs	617,250	—	(4,389)	612,861
Total AFS debt securities	6,916,491	783	(728,937)	6,188,337
HTM debt securities:
U.S. Treasury securities	529,548	—	(40,997)	488,551
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	—	(186,904)	814,932
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	493,348	—	(88,968)	404,380
Residential mortgage-backed securities	742,436	—	(142,119)	600,317
Municipal securities	188,872	—	(43,081)	145,791
Total HTM debt securities	2,956,040	—	(502,069)	2,453,971
Total debt securities	$9,872,531	$783	$(1,231,006)	$8,642,308

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of March 31, 2024 and December 31, 2023, the accrued interest receivables were $40 million and $44 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $4.5 billion of amortized cost and $4.4 billion of fair value as of March 31, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(3)Includes GNMA HTM debt securities totaling $91 million of amortized cost and $73 million of fair value as of March 31, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$621,094	$(55,196)	$621,094	$(55,196)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	360,802	(49,874)	360,802	(49,874)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	450,965	(57,669)	450,965	(57,669)
Residential mortgage-backed securities	1,577,361	(4,504)	1,642,455	(236,858)	3,219,816	(241,362)
Municipal securities	4,189	(6)	252,268	(37,906)	256,457	(37,912)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	333,996	(39,838)	333,996	(39,838)
Residential mortgage-backed securities	—	—	519,657	(90,048)	519,657	(90,048)
Corporate debt securities	—	—	502,647	(150,854)	502,647	(150,854)
Foreign government bonds	18,567	(61)	88,060	(11,940)	106,627	(12,001)
Asset-backed securities	—	—	40,712	(575)	40,712	(575)
CLOs	—	—	87,851	(1,149)	87,851	(1,149)
Total AFS debt securities	$1,600,117	$(4,571)	$4,900,507	$(731,907)	$6,500,624	$(736,478)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,978	$(52,313)	$623,978	$(52,313)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	364,446	(47,640)	364,446	(47,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	463,572	(63,276)	463,572	(63,276)
Residential mortgage-backed securities	9,402	(558)	1,661,112	(229,155)	1,670,514	(229,713)
Municipal securities	2,825	(15)	254,773	(36,327)	257,598	(36,342)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	2,742	(4)	364,774	(42,058)	367,516	(42,062)
Residential mortgage-backed securities	—	—	553,671	(89,664)	553,671	(89,664)
Corporate debt securities	—	—	502,425	(151,076)	502,425	(151,076)
Foreign government bonds	110,955	(144)	88,616	(11,384)	199,571	(11,528)
Asset-backed securities	—	—	42,300	(934)	42,300	(934)
CLOs	—	—	612,861	(4,389)	612,861	(4,389)
Total AFS debt securities	$125,924	$(721)	$5,532,528	$(728,216)	$5,658,452	$(728,937)

As of March 31, 2024, the Company had 560 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 288 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 95 non-agency mortgage-backed securities. In comparison, as of December 31, 2023, the Company had 547 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 255 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates each AFS debt security where the fair value declines below amortized cost. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of March 31, 2024 were mainly comprised of the following:

•Corporate debt securities — The market value decline as of March 31, 2024 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in 2023, these securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) or issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value decline as of March 31, 2024 was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both March 31, 2024 and December 31, 2023, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both March 31, 2024 and December 31, 2023. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2024 and 2023.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. For additional information on the Company’s credit loss methodology, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of March 31, 2024, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both March 31, 2024 and December 31, 2023. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Gross realized gains from sales	$49	$—
Impairment write-off (1)	$—	$(10,000)
Related tax expense (benefit)	$14	$(2,956)

(1)During the first quarter of 2023, the Company recognized a $10 million impairment write-off on a subordinated debt security as a component of noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Taxable interest	$70,328	$61,049
Nontaxable interest	5,064	4,882
Total interest income on debt securities	$75,392	$65,931

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of March 31, 2024. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$34,901	$641,389	$—	$—	$676,290
Fair value	33,920	587,174	—	—	621,094
Weighted-average yield (1)	1.83%	1.17%	—%	—%	1.20%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	51,238	94,159	127,833	137,446	410,676
Fair value	51,163	90,935	106,727	111,977	360,802
Weighted-average yield (1)	4.94%	3.16%	1.60%	2.33%	2.62%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	3,219	36,135	137,555	5,565,799	5,742,708
Fair value	3,130	34,513	125,890	5,284,485	5,448,018
Weighted-average yield (1) (2)	2.68%	3.15%	2.73%	5.32%	5.24%
Municipal securities
Amortized cost	2,240	34,998	9,621	249,501	296,360
Fair value	2,219	32,747	8,885	214,644	258,495
Weighted-average yield (1) (2)	3.39%	2.23%	3.22%	2.23%	2.27%
Non-agency mortgage-backed securities
Amortized cost	82,941	46,116	—	854,482	983,539
Fair value	82,055	45,322	—	726,276	853,653
Weighted-average yield (1)	3.67%	3.70%	—%	2.54%	2.69%
Corporate debt securities
Amortized cost	—	—	349,501	304,000	653,501
Fair value	—	—	294,845	207,802	502,647
Weighted-average yield (1)	—%	—%	3.50%	1.97%	2.79%
Foreign government bonds
Amortized cost	32,724	105,868	50,000	50,000	238,592
Fair value	32,665	106,471	49,640	38,420	227,196
Weighted-average yield (1)	3.01%	2.28%	5.72%	1.50%	2.94%
Asset-backed securities
Amortized cost	—	—	—	41,287	41,287
Fair value	—	—	—	40,712	40,712
Weighted-average yield (1)	—%	—%	—%	6.06%	6.06%
CLOs
Amortized cost	—	—	69,000	20,000	89,000
Fair value	—	—	67,924	19,927	87,851
Weighted-average yield (1)	—%	—%	7.10%	6.84%	7.04%
Total AFS debt securities
Amortized cost	$207,263	$958,665	$743,510	$7,222,515	$9,131,953
Fair value	$205,152	$897,162	$653,911	$6,644,243	$8,400,468
Weighted-average yield (1)	3.55%	1.72%	3.51%	4.67%	4.24%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$530,921	$—	$—	$530,921
Fair value	—	485,400	—	—	485,400
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	343,666	659,031	1,002,697
Fair value	—	—	291,586	514,213	805,799
Weighted-average yield (1)	—%	—%	1.90%	1.89%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	4,852	94,536	1,127,031	1,226,419
Fair value	—	4,401	79,571	895,298	979,270
Weighted-average yield (1) (2)	—%	1.40%	1.59%	1.69%	1.68%
Municipal securities
Amortized cost	—	—	—	188,605	188,605
Fair value	—	—	—	144,009	144,009
Weighted-average yield (1) (2)	—%	—%	—%	1.99%	1.99%
Total HTM debt securities
Amortized cost	$—	$535,773	$438,202	$1,974,667	$2,948,642
Fair value	$—	$489,801	$371,157	$1,553,520	$2,414,478
Weighted-average yield (1)	—%	1.05%	1.83%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of March 31, 2024 and December 31, 2023, AFS and HTM debt securities with carrying values of $5.8 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$62,858	$62,561
FHLB stock	101,544	17,250
Total restricted equity securities	$164,402	$79,811

Note 6 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2023 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of March 31, 2024 and December 31, 2023. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values by $41 million and $47 million, respectively, as of March 31, 2024. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in both the derivative asset and liability fair values by $43 million as of December 31, 2023. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	March 31, 2024					December 31, 2023
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$15,707		$49,616		$5,250,000	$50,421		$13,124
Net investment hedges:
Foreign exchange contracts	—	—		—		81,480	3,394		—
Total derivatives designated as hedging instruments	$5,250,000	$15,707		$49,616		$5,331,480	$53,815		$13,124
Derivatives not designated as hedging instruments:
Interest rate contracts	$16,910,462	$469,087		$468,714		$17,387,909	$423,486		$420,812
Commodity contracts (1)	—	76,615		106,930		—	79,604		121,670
Foreign exchange contracts	4,898,429	60,499		53,153		5,827,149	53,678		42,564
Credit contracts (2)	118,144	—		16		118,391	1		25
Equity contracts	—	330	(3)	15,119	(4)	—	336	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$21,927,035	$606,531		$643,932		$23,333,449	$557,105		$600,190
Gross derivative assets/liabilities		$622,238		$693,548			$610,920		$613,314
Less: Master netting agreements		(132,555)		(132,555)			(75,534)		(75,534)
Less: Cash collateral received		(356,707)		(2,408)			(237,258)		(636)
Net derivative assets/liabilities		$132,976		$558,585			$298,128		$537,144

(1)The notional amount of the Company’s commodity contracts totaled 18,468 thousand barrels of crude oil and 350,942 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2024. In comparison, the notional amount of the Company’s commodity contracts totaled 18,631 thousand barrels of crude oil and 328,844 thousand MMBTUs of natural gas as of December 31, 2023.
(2)The notional amount of the credit contracts reflects the Company’s pro-rata share of the underlying derivative instruments in RPAs.
(3)The Company held warrant equity contracts in 11 private companies and one public company as of both March 31, 2024 and December 31, 2023.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in interest amount received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of March 31, 2024, interest rate contracts in notional amounts of $5.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of March 31, 2024, the Company expects to reclassify an estimated $50 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2024 and 2023. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

	Three Months Ended March 31,
($ in thousands)	2024	2023
(Losses) gains recognized in AOCI:
Interest rate contracts	$(90,376)	$29,843
(Losses) gains reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$696
Interest and dividend income (for cash flow hedges on loans)	(24,605)	(12,954)
Noninterest income	—	1,614	(1)
Total	$(24,605)	$(10,644)

(1)Represents the amounts in AOCI reclassified into earnings as a result that the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The net investment hedge in place as of December 31, 2023 expired during the three months ended March 31, 2024. The following table presents the pre-tax gains or losses recognized in AOCI on net investment hedges for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Gains (losses) recognized in AOCI	$586	$(1,076)

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2024 and December 31, 2023.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,874,132	$9,521	$442,960	$6,835,822	$25,649	$377,388
Written options	1,287,121	—	11,909	1,522,531	—	12,756
Collars and corridors	281,117	130	3,371	322,732	440	4,481
Subtotal	8,442,370	9,651	458,240	8,681,085	26,089	394,625
Foreign exchange contracts:
Forwards and spot	643,298	4,124	7,548	956,618	9,466	6,756
Swaps	1,577,082	19,020	24,839	1,588,491	5,801	18,118
Purchased options	129,000	2,580	—	136,000	1,839	—
Subtotal	2,349,380	25,724	32,387	2,681,109	17,106	24,874
Total	$10,791,750	$35,375	$490,627	$11,362,194	$43,195	$419,499
Economic hedges:
Interest rate contracts:
Swaps	$6,899,692	$444,094	$10,337	$6,861,561	$380,123	$25,731
Purchased options	1,287,283	11,962	—	1,522,531	12,783	—
Collars and corridors	281,117	3,380	137	322,732	4,491	456
Subtotal	8,468,092	459,436	10,474	8,706,824	397,397	26,187
Foreign exchange contracts:
Forwards and spot	33,003	42	18	148,003	292	94
Swaps	2,387,046	34,733	18,168	2,862,037	36,280	15,757
Written options	129,000	—	2,580	136,000	—	1,839
Subtotal	2,549,049	34,775	20,766	3,146,040	36,572	17,690
Total	$11,017,141	$494,211	$31,240	$11,852,864	$433,969	$43,877

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of March 31, 2024 and December 31, 2023:

	March 31, 2024				December 31, 2023
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	3,608	Barrels	$15,370	$685	3,277	Barrels	$3,735	$15,445
Collars	5,576	Barrels	11,901	115	5,966	Barrels	1,820	5,103
Subtotal	9,184	Barrels	27,271	800	9,243	Barrels	5,555	20,548
Natural gas:
Swaps	127,102	MMBTUs	1,420	70,028	118,325	MMBTUs	438	73,793
Collars	47,953	MMBTUs	672	17,107	45,854	MMBTUs	21	20,400
Written options	1,976	MMBTUs	132	33	1,874	MMBTUs	—	233
Subtotal	177,031	MMBTUs	2,224	87,168	166,053	MMBTUs	459	94,426
Total			$29,495	$87,968			$6,014	$114,974
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	3,708	Barrels	$1,788	$12,997	3,422	Barrels	$9,166	$4,924
Collars	5,576	Barrels	1	4,902	5,966	Barrels	1,685	1,467
Subtotal	9,284	Barrels	1,789	17,899	9,388	Barrels	10,851	6,391
Natural gas:
Swaps	124,582	MMBTUs	37,170	629	116,463	MMBTUs	49,941	305
Collars	47,353	MMBTUs	8,120	318	44,454	MMBTUs	12,565	—
Purchased options	1,976	MMBTUs	41	116	1,874	MMBTUs	233	—
Subtotal	173,911	MMBTUs	45,331	1,063	162,791	MMBTUs	62,739	305
Total			$47,120	$18,962			$73,590	$6,696

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.6 years and 2.8 years as of March 31, 2024 and December 31, 2023, respectively. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the protection sold RPAs would be $82 thousand and $177 thousand as of March 31, 2024 and December 31, 2023, respectively.

As of both March 31, 2024 and December 31, 2023, the Company had one outstanding protection purchased RPA with notional amount of $25 million and minimal fair value.

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

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
($ in thousands)	Classification on Consolidated Statement of Income	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income	$484	$(2,484)
Foreign exchange contracts	Foreign exchange income	12,780	10,442
Credit contracts	Customer derivative income	(5)	(5)
Equity contracts - warrants	Lending fees	(6)	(45)
Commodity contracts	Customer derivative income	134	6
Net gains		$13,387	$7,914

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of March 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $2 million, for which $2 million collateral was posted to cover these positions. In comparison, as of December 31, 2023, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 thousand, for which no collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both March 31, 2024 and December 31, 2023.

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

($ in thousands)	As of March 31, 2024
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$622,238	$(132,555)	$(356,707)	$132,976	$(99,877)	$33,099

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$693,548	$(132,555)	$(2,408)	$558,585	$—	$558,585

($ in thousands)	As of December 31, 2023
	Gross Amounts Recognized (1)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)
Derivative assets	$610,920	$(75,534)	$(237,258)	$298,128	$(246,259)	$51,869

	Gross Amounts Recognized (2)	Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
		Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)
Derivative liabilities	$613,314	$(75,534)	$(636)	$537,144	$—	$537,144

(1)Includes $2 million and $3 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023, respectively.
(2)Includes $17 million and $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2024 and December 31, 2023, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $362 million and $244 million as of March 31, 2024 and December 31, 2023, respectively. Of the gross cash collateral received, $357 million and $237 million were used to offset derivative assets as of March 31, 2024 and December 31, 2023, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $3 million and $1 million as of March 31, 2024 and December 31, 2023, respectively. Of the gross cash collateral pledged, $2 million and $1 million were used to offset derivative liabilities as of March 31, 2024 and December 31, 2023, respectively.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires the disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to resale agreements. Refer to Note 4 — Securities Purchased under Resale Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
Commercial:
C&I	$16,350,191	$16,581,079
CRE:
CRE	14,609,655	14,777,081
Multifamily residential	5,010,245	5,023,163
Construction and land	673,939	663,868
Total CRE	20,293,839	20,464,112
Total commercial	36,644,030	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,563,738	13,383,060
HELOCs	1,731,233	1,722,204
Total residential mortgage	15,294,971	15,105,264
Other consumer	53,503	60,327
Total consumer	15,348,474	15,165,591
Total loans held-for-investment (1)	$51,992,504	$52,210,782
Allowance for loan losses	(670,280)	(668,743)
Loans held-for-investment, net (1)	$51,322,224	$51,542,039

(1)Includes $63 million and $71 million of net deferred loan fees and net unamortized premiums as of March 31, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans held-for-investment was $268 million and $267 million as of March 31, 2024 and December 31, 2023, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three months ended March 31, 2024 and 2023. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2023 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $37.1 billion and $37.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of March 31, 2024 and December 31, 2023.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from term loans by vintage year columns.

	March 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$494,511	$2,181,627	$1,390,042	$1,162,380	$290,790	$357,396	$9,858,874		$23,801	$15,759,421
Criticized (accrual)	15	80,137	146,122	126,563	8,378	61,936	118,657		—	541,808
Criticized (nonaccrual)	—	15,676	10,179	631	4,193	17,313	970		—	48,962
Total C&I	494,526	2,277,440	1,546,343	1,289,574	303,361	436,645	9,978,501		23,801	16,350,191
Gross write-offs for the three months ended March 31, 2024 (2)	—	221	11,550	3,047	488	1,528	(56)	(3)	—	16,778

CRE:
Pass	310,715	2,415,104	3,940,346	2,125,414	1,412,088	3,815,741	90,300		48,880	14,158,588
Criticized (accrual)	—	66,187	54,141	26,402	53,926	200,610	—		14,795	416,061
Criticized (nonaccrual)	—	1,750	—	—	—	33,256	—		—	35,006
Subtotal CRE	310,715	2,483,041	3,994,487	2,151,816	1,466,014	4,049,607	90,300		63,675	14,609,655
Gross write-offs for the three months ended March 31, 2024	—	—	—	—	—	2,398	—		—	2,398

Multifamily residential:
Pass	43,746	652,947	1,482,963	794,023	645,391	1,329,341	6,831		1,275	4,956,517
Criticized (accrual)	—	13,939	—	31,882	—	3,261	—		—	49,082
Criticized (nonaccrual)	—	—	—	—	—	4,646	—		—	4,646
Subtotal multifamily residential	43,746	666,886	1,482,963	825,905	645,391	1,337,248	6,831		1,275	5,010,245
Gross write-offs for the three months ended March 31, 2024	—	—	—	—	—	6	—		—	6

Construction and land:
Pass	2,980	266,224	234,093	124,830	1,603	6,290	8,795		—	644,815
Criticized (accrual)	—	—	16,888	—	—	—	—		—	16,888
Criticized (nonaccrual)	—	—	12,236	—	—	—	—		—	12,236
Subtotal construction and land	2,980	266,224	263,217	124,830	1,603	6,290	8,795		—	673,939
Gross write-offs for the three months ended March 31, 2024	—	—	1,224	—	—	—	—		—	1,224

Total CRE	357,441	3,416,151	5,740,667	3,102,551	2,113,008	5,393,145	105,926		64,950	20,293,839
Total CRE gross write-offs for the three months ended March 31, 2024	—	—	1,224	—	—	2,404	—		—	3,628

Total commercial	$851,967	$5,693,591	$7,287,010	$4,392,125	$2,416,369	$5,829,790	$10,084,427		$88,751	$36,644,030
Total commercial gross write-offs for the three months ended March 31, 2024 (2)	$—	$221	$12,774	$3,047	$488	$3,932	$(56)	(3)	$—	$20,406

	March 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (4)	$547,073	$3,077,628	$3,285,262	$2,236,107	$1,553,848	$2,814,348	$—		$—	$13,514,266
Criticized (accrual)	—	3,196	—	1,764	3,910	5,583	—		—	14,453
Criticized (nonaccrual) (4)	—	7,860	5,874	3,389	3,718	14,178	—		—	35,019
Subtotal single-family residential mortgage	547,073	3,088,684	3,291,136	2,241,260	1,561,476	2,834,109	—		—	13,563,738

HELOCs:
Pass	4,798	3,655	3,394	2,817	5,107	9,288	1,561,308		123,131	1,713,498
Criticized (accrual)	—	808	2,435	360	—	670	718		1,246	6,237
Criticized (nonaccrual)	—	65	518	219	—	5,906	—		4,790	11,498
Subtotal HELOCs	4,798	4,528	6,347	3,396	5,107	15,864	1,562,026		129,167	1,731,233

Total residential mortgage	551,871	3,093,212	3,297,483	2,244,656	1,566,583	2,849,973	1,562,026		129,167	15,294,971

Other consumer:
Pass	2,132	632	18,101	134	—	6,861	22,481		—	50,341
Criticized (accrual)	—	—	—	—	—	—	3,000		—	3,000
Criticized (nonaccrual)	—	—	—	—	—	—	162		—	162
Total other consumer	2,132	632	18,101	134	—	6,861	25,643		—	53,503
Gross write-offs for the three months ended March 31, 2024 (2)	—	—	—	—	—	—	2		—	2

Total consumer	$554,003	$3,093,844	$3,315,584	$2,244,790	$1,566,583	$2,856,834	$1,587,669		$129,167	$15,348,474
Total consumer gross write-offs for the three months ended March 31, 2024 (2)	$—	$—	$—	$—	$—	$—	$2		$—	$2

Total loans held-for-investment:
Pass	$1,405,955	$8,597,817	$10,354,201	$6,445,705	$3,908,827	$8,339,265	$11,548,589		$197,087	$50,797,446
Criticized (accrual)	15	164,267	219,586	186,971	66,214	272,060	122,375		16,041	1,047,529
Criticized (nonaccrual)	—	25,351	28,807	4,239	7,911	75,299	1,132		4,790	147,529
Total	$1,405,970	$8,787,435	$10,602,594	$6,636,915	$3,982,952	$8,686,624	$11,672,096		$217,918	$51,992,504
Total loans held-for-investment gross write-offs for the three months ended March 31, 2024 (2)	$—	$221	$12,774	$3,047	$488	$3,932	$(54)	(3)	$—	$20,408

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,314,463	$1,628,560	$1,296,936	$331,982	$245,173	$164,159	$10,053,757	$20,143	$16,055,173
Criticized (accrual)	105,119	67,899	120,574	15,064	40,920	22,098	117,196	—	488,870
Criticized (nonaccrual)	2,104	7,916	131	4,819	2,979	18,137	950	—	37,036
Total C&I	2,421,686	1,704,375	1,417,641	351,865	289,072	204,394	10,171,903	20,143	16,581,079
Gross write-offs for the year ended December 31, 2023 (2)	350	10,454	424	3,758	9,748	2,648	1,593	—	28,975

CRE:
Pass	2,492,915	4,086,385	2,216,257	1,428,724	1,600,844	2,494,382	92,851	62,771	14,475,129
Criticized (accrual)	36,855	34,485	30,336	48,250	24,437	104,340	—	—	278,703
Criticized (nonaccrual)	—	—	—	—	444	22,805	—	—	23,249
Subtotal CRE	2,529,770	4,120,870	2,246,593	1,476,974	1,625,725	2,621,527	92,851	62,771	14,777,081
Gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	1,329	—	—	1,329

Multifamily residential:
Pass	665,780	1,481,161	808,333	612,408	498,491	857,713	8,690	1,281	4,933,857
Criticized (accrual)	—	3,356	54,614	—	693	25,974	—	—	84,637
Criticized (nonaccrual)	—	—	—	—	—	4,669	—	—	4,669
Subtotal multifamily residential	665,780	1,484,517	862,947	612,408	499,184	888,356	8,690	1,281	5,023,163
Gross write-offs for the year ended December 31, 2023	—	—	—	—	—	3	—	—	3

Construction and land:
Pass	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868
Subtotal construction and land	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868

Total CRE	3,405,325	5,885,538	3,230,264	2,129,310	2,125,717	3,515,384	108,522	64,052	20,464,112
Total CRE gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	1,332	—	—	1,332

Total commercial	$5,827,011	$7,589,913	$4,647,905	$2,481,175	$2,414,789	$3,719,778	$10,280,425	$84,195	$37,045,191
Total commercial gross write-offs for the year ended December 31, 2023 (2)	350	10,454	424	3,758	9,748	3,980	1,593	—	30,307

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (4)	$3,188,830	$3,340,789	$2,279,802	$1,594,525	$980,686	$1,959,974	$—	$—	$13,344,606
Criticized (accrual)	2,680	4,471	566	1,440	1,503	4,167	—	—	14,827
Criticized (nonaccrual) (4)	4,466	837	3,902	2,081	3,626	8,715	—	—	23,627
Subtotal single-family residential mortgage	3,195,976	3,346,097	2,284,270	1,598,046	985,815	1,972,856	—	—	13,383,060

HELOCs:
Pass	3,641	3,882	1,734	3,153	729	9,251	1,551,074	126,280	1,699,744
Criticized (accrual)	565	1,219	1,872	101	185	1,470	2,548	1,089	9,049
Criticized (nonaccrual)	815	856	413	72	584	6,863	279	3,529	13,411
Subtotal HELOCs	5,021	5,957	4,019	3,326	1,498	17,584	1,553,901	130,898	1,722,204
Gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	3,200,997	3,352,054	2,288,289	1,601,372	987,313	1,990,440	1,553,901	130,898	15,105,264
Total residential mortgage gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	2,286	18,098	135	—	—	13,244	26,432	—	60,195
Criticized (nonaccrual)	—	—	—	—	—	—	132	—	132
Total other consumer	2,286	18,098	135	—	—	13,244	26,564	—	60,327

Total consumer	$3,203,283	$3,370,152	$2,288,424	$1,601,372	$987,313	$2,003,684	$1,580,465	$130,898	$15,165,591
Total consumer gross write-offs for the year ended December 31, 2023 (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total by Risk Rating:
Pass	$8,877,690	$10,839,026	$6,723,921	$4,010,720	$3,326,731	$5,504,224	$11,739,785	$210,475	$51,232,572
Criticized (accrual)	145,219	111,430	207,962	64,855	67,738	158,049	119,744	1,089	876,086
Criticized (nonaccrual)	7,385	9,609	4,446	6,972	7,633	61,189	1,361	3,529	102,124
Total	$9,030,294	$10,960,065	$6,936,329	$4,082,547	$3,402,102	$5,723,462	$11,860,890	$215,093	$52,210,782
Total loans held-for-investment gross write-offs for the year ended December 31, 2023 (2)	$350	$10,454	$424	$3,758	$9,748	$4,021	$1,593	$6	$30,354

(1)$7 million and $12 million of total commercial loans, comprised of C&I and CRE revolving loans, converted to term loans during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, respectively, $15 million and $5 million of total consumer loans, comprised of HELOCs, converted to term loans.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)Represents the remaining unamortized deferred loan fee related to a zero balance loan with no previous charge-offs.
(4)As of both March 31, 2024 and December 31, 2023, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,281,903	$4,559	$14,767	$19,326	$48,962	$16,350,191
CRE:
CRE	14,555,923	18,726	—	18,726	35,006	14,609,655
Multifamily residential	5,005,231	368	—	368	4,646	5,010,245
Construction and land	661,703	—	—	—	12,236	673,939
Total CRE	20,222,857	19,094	—	19,094	51,888	20,293,839
Total commercial	36,504,760	23,653	14,767	38,420	100,850	36,644,030
Consumer:
Residential mortgage:
Single-family residential	13,478,789	33,911	15,369	49,280	35,669	13,563,738
HELOCs	1,699,628	13,877	6,230	20,107	11,498	1,731,233
Total residential mortgage	15,178,417	47,788	21,599	69,387	47,167	15,294,971
Other consumer	53,224	60	57	117	162	53,503
Total consumer	15,231,641	47,848	21,656	69,504	47,329	15,348,474
Total	$51,736,401	$71,501	$36,423	$107,924	$148,179	$51,992,504

	December 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,508,394	$28,550	$7,099	$35,649	$37,036	$16,581,079
CRE:
CRE	14,750,315	1,719	1,798	3,517	23,249	14,777,081
Multifamily residential	5,017,897	597	—	597	4,669	5,023,163
Construction and land	650,617	13,251	—	13,251	—	663,868
Total CRE	20,418,829	15,567	1,798	17,365	27,918	20,464,112
Total commercial	36,927,223	44,117	8,897	53,014	64,954	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,313,455	29,285	15,943	45,228	24,377	13,383,060
HELOCs	1,687,301	12,266	9,226	21,492	13,411	1,722,204
Total residential mortgage	15,000,756	41,551	25,169	66,720	37,788	15,105,264
Other consumer	56,930	3,123	142	3,265	132	60,327
Total consumer	15,057,686	44,674	25,311	69,985	37,920	15,165,591
Total	$51,984,909	$88,791	$34,208	$122,999	$102,874	$52,210,782

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both March 31, 2024 and December 31, 2023. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	March 31, 2024	December 31, 2023
Commercial:
C&I	$40,617	$33,089
CRE	34,431	22,653
Multifamily residential	4,235	4,235
Construction and land	12,236	—
Total commercial	91,519	59,977
Consumer:
Single-family residential	15,380	4,852
HELOCs	6,287	7,256
Total consumer	21,667	12,108
Total nonaccrual loans with no related allowance for loan losses	$113,186	$72,085

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $17 million of foreclosed assets as of March 31, 2024, compared with $11 million as of December 31, 2023. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the CFPB guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $8 million as of both March 31, 2024 and December 31, 2023.

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

The following tables present the amortized cost of loans that were modified during the three months ended March 31, 2024 and 2023 by loan class and modification type:

	Three Months Ended March 31, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$4,013	$22,155	$—	$26,168	0.16%
CRE	24,488	—	19,325	43,813	0.22%
Total commercial	28,501	22,155	19,325	69,981
Consumer:
Single-family residential	—	3,996	—	3,996	0.03%
HELOCs	—	5,501	517	6,018	0.35%
Total consumer	—	9,497	517	10,014
Total	$28,501	$31,652	$19,842	$79,995

	Three Months Ended March 31, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$19,974	$14,364	$—	$34,338	0.22%
CRE	543	—	—	543	—%
Total commercial	20,517	14,364	—	34,881
Consumer:
HELOCs	738	—	—	738	0.04%
Total consumer	738	—	—	738
Total	$21,255	$14,364	$—	$35,619

The following tables present the financial effects of the loan modifications for the three months ended March 31, 2024 and 2023 by loan class and modification type:

	Financial Effects of Loan Modifications
	Three Months Ended March 31, 2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—	1.8	1.7
CRE	2.75%	1.5	1.7
Consumer:
Single-family residential	—	0.0	0.7
HELOCs	0.25%	0.0	3.2

	Financial Effects of Loan Modifications
	Three Months Ended March 31, 2023
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—	0.9	1.0
CRE	—	2.0	0.0
Consumer:
HELOCs	—	14.8	0.0

A modified loan may become delinquent and result in a payment default (generally 90 days past due) subsequent to modification. The following table presents information on loans that defaulted during the three months ended March 31, 2024 that received modifications during the 12 months preceding payment default:

	Loans Modified Subsequently Defaulted
	Three Months Ended March 31, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$7,828	$—	—	$7,828
Total commercial	7,828	—	—	7,828
Consumer:
Single-family residential	—	3,972	383	4,355
Total consumer	—	3,972	383	4,355
Total	$7,828	$3,972	$383	$12,183

In comparison, there were no loans that received modifications, which subsequently defaulted during the three months ended March 31, 2023.

The Company closely monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified in the twelve months ended March 31, 2024. For the comparative period, the amounts represent the performance of loans that were modified in the three months ended March 31, 2023, subsequent to the adoption of ASU 2022-02 on January 1, 2023:

	Payment Performance as of March 31, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$75,193	$—	$7,829	$83,022
CRE	76,028	—	—	76,028
Total commercial	151,221	—	7,829	159,050
Consumer:
Single-family residential	8,455	4,239	5,075	17,769
HELOCs	6,994	2,536	—	9,530
Total consumer	15,449	6,775	5,075	27,299
Total	$166,670	$6,775	$12,904	$186,349

	Payment Performance as of March 31, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$27,393	$6,945	$—	$34,338
CRE	543	—	—	543
Total commercial	27,936	6,945	—	34,881
Consumer:
HELOCs	738	—	—	738
Total consumer	738	—	—	738
Total	$28,674	$6,945	$—	$35,619

As of March 31, 2024 and December 31, 2023, commitments to lend additional funds to borrowers whose loans were modified were $10 million and $4 million, respectively.

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

There were no changes to the reasonable and supportable forecast period, except to the C&I segment, and no changes to the reversion to the historical loss experience method for the three months ended March 31, 2024 and 2023. The reasonable and supportable forecast period for the C&I segment changed from 11 quarters to eight quarters due to model redevelopment during the third quarter of 2023.

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

Qualitative Component — The Company considers the following qualitative factors in the determination of the collectively evaluated allowance if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:

•loan growth trends;
•the volume and severity of past due financial assets, and criticized or adversely classified financial assets;
•the Company’s lending policies and procedures, including changes in lending strategies, underwriting standards, collection, write-off and recovery practices;
•knowledge of a borrower’s operations;
•the quality of the Company’s credit review system;
•the experience, ability and depth of the Company’s management and associates;
•the effect of other external factors such as the regulatory and legal environments, or changes in technology;
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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2024, collateral-dependent commercial and consumer loans totaled $63 million and $23 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $30 million and $12 million, respectively, as of December 31, 2023. The Company's collateral-dependent loans were secured by real estate. As of both March 31, 2024 and December 31, 2023, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	275	18,939	3,032	1,574	899	(432)	(132)	24,155
Gross charge-offs		(20,998)	(2,398)	(6)	(1,224)	—	—	(58)	(24,684)
Gross recoveries		1,710	327	17	—	5	48	—	2,107
Total net (charge-offs) recoveries		(19,288)	(2,071)	11	(1,224)	5	48	(58)	(22,577)
Foreign currency translation adjustment		(41)	—	—	—	—	—	—	(41)
Allowance for loan losses, end of period		$373,631	$187,460	$37,418	$10,819	$55,922	$3,563	$1,467	$670,280

		Three Months Ended March 31, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, January 1, 2023		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
(Reversal of) provision for credit losses on loans	(a)	(678)	4,676	1,135	210	12,442	580	155	18,520
Gross charge-offs		(1,900)	(6)	—	—	—	(91)	(40)	(2,037)
Gross recoveries		1,211	196	12	3	—	6	—	1,428
Total net (charge-offs) recoveries		(689)	190	12	3	—	(85)	(40)	(609)
Foreign currency translation adjustment		309	—	—	—	—	—	—	309
Allowance for loan losses, end of period		$376,325	$155,067	$24,526	$9,322	$48,007	$4,971	$1,675	$619,893

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
($ in thousands)		2024	2023
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$37,699	$26,264
Provision for credit losses on unfunded credit commitments	(b)	845	1,480
Foreign currency translation adjustment		—	(3)
Allowance for unfunded credit commitments, end of period		$38,544	$27,741
Provision for credit losses	(a) + (b)	$25,000	$20,000

The allowance for credit losses was $709 million as of March 31, 2024, an increase of $3 million, compared with $706 million as of December 31, 2023. The slight increase in the allowance for credit losses was primarily driven by the Company’s qualitative risk assessment and economic forecasts that reflected continued caution regarding inflation, the high interest rate environment and the CRE market outlook, while recognizing negative loan growth.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of March 31, 2024, the Company assigned the same weightings to its baseline, upside and downside scenarios as compared with December 31, 2023. The current baseline economic forecast continues to reflect key risks such as high inflation, high interest rates, concerns over global conflicts and oil prices. Compared to December 2023, the March 2024 baseline forecast for GDP growth and unemployment rate showed a slight improvement in the near term (full year 2024) while longer-term forecasts (2025 and beyond) slightly worsened for GDP growth. The downside scenario assumed the economy falls into recession in the second quarter of 2024 as a result of an extended federal shutdown, global and domestic political tensions, high inflation, and increased unemployment. The upside scenario assumed a more optimistic economic outlook for 2024, including stronger growth, stable financial market, and full employment starting in the second quarter of 2024.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans and participates in loan financing with other banks. In the normal course of doing business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I		Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$199,974		$—	$199,974
Sales (2)(3)	$187,202		$965	$188,167
Purchases	$33,344	(4)	$74,736	$108,080

	Three Months Ended March 31, 2023
	Commercial			Consumer
			CRE	Residential Mortgage
($ in thousands)	C&I		CRE	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$156,876		$3,600	$—	$160,476
Sales (2)(3)	$175,932		$3,600	$—	$179,532
Purchases	$22,683	(4)	$—	$131,999	$154,682

(1)Includes write-downs of $1 million and $273 thousand to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2024, and 2023, respectively.
(2)Includes originated loans sold of $92 million and $111 million for the three months ended March 31, 2024 and 2023, respectively. Originated loans sold consisted primarily of C&I loans for both periods.
(3)Includes $96 million and $69 million of purchased loans sold in the secondary market for the three months ended March 31, 2024 and 2023, respectively.
(4)C&I loan purchases were comprised primarily of syndicated C&I term loans.

Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the affordable housing regulatory requirements for a 15-year minimum compliance period. The Company also invests in small business investment companies and new markets tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for production, historic and renewable energy tax credits. Investments in new markets tax credits promote development in low-income communities, investments in production and renewable energy tax credits help promote the development of renewable energy sources, and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

The majority of affordable housing partnership, tax credit and CRA investments discussed above are variable interest entities where the Company is a limited partner in these investments, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these investments due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

The Company records its investments in qualifying affordable housing partnerships, net, using PAM. Following the adoption of ASU 2023-02 on January 1, 2024, the Company elects to account for its tax credit investments using PAM on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Income Taxes to the Consolidated Financial Statements in this Form 10-Q. For discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnerships, Tax Credit and Community Reinvestment Act Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$432,073	$255,217	$419,785	$251,746
Tax credit and CRA investments	228,901	117,022	—	—
Equity method of accounting and other:
Tax credits and CRA investments	272,213	147,147	485,251	298,990
Total	$933,187	$519,386	$905,036	$550,736

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Tax credits and benefits(1):
PAM:
Affordable housing partnership investments	$18,419	$16,094
Tax credit and CRA investments	27,149	—
Equity method of accounting and other:
Tax credit and CRA investments	12,594	14,498
Total tax credits and benefits	$58,162	$30,592

Amortization:
PAM:
Affordable housing partnership investments (2)	$13,869	$12,666
Tax credit and CRA investments (3)	23,301	—
Equity method of accounting and other:
Tax credit and CRA investments (4)	13,207	10,110
Total amortization	$50,377	$22,776

(1)Included in Income tax expense on the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023.
(2)Amortization related to investments in qualified affordable housing partnerships under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023.
(3)Due to the adoption of ASU 2023-02 on January 1, 2024, amortization related to qualifying tax credit investments under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three months ended March 31, 2024.
(4)Amortization related to tax credit and CRA investments was recognized in Amortization of tax credit and CRA investments as part of noninterest expense on the Consolidated Statement Income for the three months ended March 31, 2024 and 2023.

The Company also held equity securities without readily determinable fair values totaling $147 million and $146 million as of March 31, 2024 and December 31, 2023, respectively. Equity securities without readily determinable fair values are included in Other Assets and Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

Note 9 — Goodwill

Total goodwill was $466 million as of both March 31, 2024 and December 31, 2023. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2023, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2023 Form 10-K. The Company performed an analysis of goodwill during the first quarter of 2024 that consisted of a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of March 31, 2024.

The Company has an equity method investment in Rayliant and its carrying value was $110 million as of March 31, 2024, of which $101 million was comprised of equity method goodwill. For additional information on this investment, Note 7 - Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Note 10 — Short-Term Borrowings and Long-Term Debt

The following table presents details of the Company’s short-term and BTFP borrowings, FHLB advances, and long-term debt as of March 31, 2024 and December 31, 2023:

			March 31, 2024	December 31, 2023
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Bank
Short-term borrowings	4.75% — 4.83%	April 2024	$19,173	$—
BTFP borrowings	4.37%	3/19/2024	$—	$4,500,000
FHLB advances (1) — floating (2)	5.49% — 5.56%	2024 — 2025	$3,500,000	$—
Parent company
Junior subordinated debt (3) — floating (2)	7.14%	12/15/2035	$31,768	$148,249

(1)The weighted-average interest rates for FHLB advances were 5.52% as of March 31, 2024.
(2)Floating interest rates are based on the Secured Overnight Financing Rate plus the established spread.
(3)The weighted-average interest rates for junior subordinated debt were 7.14% and 6.87% as of March 31, 2024 and December 31, 2023, respectively.

The Bank’s available borrowing capacity from FHLB advances totaled $7.6 billion as of March 31, 2024. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of March 31, 2024, all advances were secured by real estate loans.

During the first quarter of 2024, the Company redeemed approximately $117 million of junior subordinated debt and repaid $4.5 billion of BTFP borrowings upon maturity. For additional information on the BTFP and junior subordinated debt, refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

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

The following table presents the Company’s credit-related commitments as of March 31, 2024 and December 31, 2023:

	March 31, 2024					December 31, 2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,794,033	$3,622,191	$799,699	$151,877	$9,367,800	$9,141,447
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,025,797	434,373	143,006	1,140,456	2,743,632	2,610,761
Total	$5,819,830	$4,056,564	$942,705	$1,292,333	$12,111,432	$11,752,208

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of March 31, 2024, total letters of credit of $2.7 billion consisted of SBLCs of $2.7 billion and commercial letters of credit of $26 million. In comparison, as of December 31, 2023, total letters of credit of $2.6 billion consisted of SBLCs of $2.6 billion and commercial letters of credit of $24 million. As of both March 31, 2024 and December 31, 2023, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $39 million and $38 million as of March 31, 2024 and December 31, 2023, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the carrying amounts of loans sold or securitized with recourse and the maximum potential future payments as of March 31, 2024 and December 31, 2023:

	Maximum Potential Future Payments						Carrying Value
	March 31, 2024					December 31, 2023	March 31, 2024	December 31, 2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$7	$17	$26	$5,363	$5,413	$5,888	$5,413	$5,888
Multifamily residential loans sold or securitized with recourse	—	—	160	14,836	14,996	14,996	18,756	19,020
Total	$7	$17	$186	$20,199	$20,409	$20,884	$24,169	$24,908

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $40 thousand as of both March 31, 2024 and December 31, 2023. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of March 31, 2024, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both March 31, 2024 and December 31, 2023.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Stock compensation costs	$12,988	$11,075
Related net tax benefits for stock compensation plans	$783	$8,290

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2023 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the three months ended March 31, 2024. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2024	1,206,518	$74.29	276,223	$78.59
Granted	515,235	75.79	97,798	80.28
Vested	(299,381)	71.68	(91,960)	77.67
Forfeited	(12,163)	75.24	—	—
Outstanding, March 31, 2024	1,410,209	$75.39	282,061	$79.48

As of March 31, 2024, there were $51 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.3 years, and $25 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.3 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2024 and 2023. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

($ and shares in thousands, except per share data)	Three months ended March 31,
	2024	2023
Basic:
Net income	$285,075	$322,439
Weighted-average number of shares outstanding	139,409	141,112
Basic EPS	$2.04	$2.28
Diluted:
Net income	$285,075	$322,439
Weighted-average number of shares outstanding	139,409	141,112
Add: Dilutive impact of unvested RSUs	852	801
Diluted weighted-average number of shares outstanding	140,261	141,913
Diluted EPS	$2.03	$2.27

Approximately 170 thousand and 417 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three months ended March 31, 2024 and 2023, respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500 million of the Company’s common stock. For the three months ended March 31, 2024, the Company repurchased 1,181,851 shares at an average price of $69.76 per share at $82 million. The Company did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2024, the Company had approximately $89 million available for repurchases under its stock repurchase program.

Note 14 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2024 and 2023:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains arising during the period	44,275	21,086	2,941	68,302
Amounts reclassified from AOCI	9,806	7,527	—	17,333
Changes, net of tax	54,081	28,613	2,941	85,635
Balance, March 31, 2023	$(640,734)	$(20,918)	$(18,342)	$(679,994)
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized (losses) gains arising during the period	(2,282)	(63,662)	3,822	(62,122)
Amounts reclassified from AOCI	2,653	17,332	—	19,985
Changes, net of tax	371	(46,330)	3,822	(42,137)
Balance, March 31, 2024	$(601,510)	$(43,706)	$(17,517)	$(662,733)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax		Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains on AFS debt securities arising during the period	$(3,282)	$1,000	$(2,282)	$62,860		$(18,585)	$44,275
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(49)	14	(35)	10,000	(2)	(2,956)	7,044
Amortization of unrealized losses on transferred debt securities (3)	3,816	(1,128)	2,688	3,921		(1,159)	2,762
Net change	485	(114)	371	76,781		(22,700)	54,081
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(90,376)	26,714	(63,662)	29,843		(8,757)	21,086
Net realized losses reclassified into net income (4)	24,605	(7,273)	17,332	10,644		(3,117)	7,527
Net change	(65,771)	19,441	(46,330)	40,487		(11,874)	28,613
Foreign currency translation adjustments, net of hedges:
Net unrealized gains arising during the period	3,995	(173)	3,822	2,626		315	2,941
Net change	3,995	(173)	3,822	2,626		315	2,941
Other comprehensive (loss) income	$(61,291)	$19,154	$(42,137)	$119,894		$(34,259)	$85,635

(1)Pre-tax amounts were reported in Net gains (losses) on AFS debt securities on the Consolidated Statement of Income.
(2)Represents the loss related to an AFS debt security that was written off in the first quarter of 2023.
(3)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(4)Pre-tax amounts related to cash flow hedges on variable rate loans and long-term borrowings, where applicable, were reported in Interest and dividend income and in Interest expense, respectively, on the Consolidated Statement of Income. In the first quarter of 2023, the pre-tax amount also included the terminated cash flow hedge where the forecasted cash flows were no longer probable to occur and was reported in Noninterest income on the Consolidated Statement of Income.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2024 and 2023:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2024
Net interest income before provision for credit losses	$291,764	$260,349	$13,026	$565,139
Provision for credit losses	2,565	22,435	—	25,000
Noninterest income	25,542	46,466	6,980	78,988
Noninterest expense	119,300	106,307	21,268	246,875
Segment income (loss) before income taxes	195,441	178,073	(1,262)	372,252
Segment net income	$137,672	$125,581	$21,822	$285,075
As of March 31, 2024
Segment assets	$19,629,076	$35,049,899	$16,196,695	$70,875,670

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended March 31, 2023
Net interest income before provision for credit losses	$304,242	$236,723	$58,896	$599,861
Provision for credit losses	15,012	4,988	—	20,000
Noninterest income (loss)	26,002	43,599	(9,623)	59,978
Noninterest expense	113,823	87,248	17,376	218,447
Segment income before income taxes	201,409	188,086	31,897	421,392
Segment net income	$142,247	$134,457	$45,735	$322,439
As of March 31, 2023
Segment assets	$17,880,525	$33,647,465	$15,716,908	$67,244,898

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Company’s 2023 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through 120 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of March 31, 2024, the Company had $70.9 billion in total assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2023 Form 10-K.

Current Developments

Economic Developments

Recent external data indicate that inflation has not progressed closer to the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) 2% target. In response to the persistent inflation, the Federal Reserve has communicated the appropriateness of its current restrictive policy, which has lowered expectations of rate cuts by midyear 2024. The higher interest rate environment continues to negatively impact the market value of banking organizations’ investment securities, while the commercial real estate (“CRE”) market remains under pressure from tighter credit conditions and decreased demand. Factors such as the economic impacts of unrest, wars, and acts of terrorism could lead to higher oil prices and increased inflationary pressures, along with the likelihood that the Federal Reserve will cut interest rates slower than anticipated. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the higher interest rate environment has been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2023 Form 10-K.

Federal Deposit Insurance Corporation Special Assessment

In November 2023, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment over eight quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points (“bps”). The Company recognized the entire assessment expense of approximately $70 million in the fourth quarter of 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a final shortfall special assessment.

As of the publication of the final rule, the FDIC estimated that losses to the DIF totaled $16.3 billion. In February 2024, the FDIC updated its estimate of the DIF’s losses to $20.4 billion before the $1.7 billion residual interest in the Silicon Valley Bridge Bank, N.A. receivership’s trust. In the first quarter of 2024, the Company updated its estimate to recognize an anticipated additional FDIC special assessment charge (“FDIC charge”) of $10 million, which represents the proportional increase in the FDIC’s estimated loss.

Climate Accountability

On March 6, 2024, the SEC adopted final rules requiring registrants to disclose certain climate-related information in registration statements and annual reports. The final rules include disclosures related to climate-related risks and risk management as well as the board and management’s governance of such risks. The rules also incorporate requirements to disclose the financial effects of certain severe weather events and other natural conditions in the audited financial statements. Larger registrants will also be required to disclose information about greenhouse gas emissions, to the extent material, which will be subject to a phased-in third-party assurance requirement.

On April 4, 2024, the SEC voluntarily stayed implementation of the rules pending the completion of judicial review of consolidated legal challenges to the rules by the United States Court of Appeals for the Eighth Circuit. The Company is evaluating the impact of the climate disclosure rules and monitoring the outcome of the litigation regarding their adoption.

Financial Review

	Three Months Ended March 31,
($ and shares in thousands, except per share, and ratio data)	2024	2023
Summary of operations:
Net interest income before provision for credit losses	$565,139	$599,861
Noninterest income	78,988	59,978
Total revenue	644,127	659,839
Provision for credit losses	25,000	20,000
Noninterest expense	246,875	218,447
Income before income taxes	372,252	421,392
Income tax expense	87,177	98,953
Net income	$285,075	$322,439
Per share:
Basic earnings	$2.04	$2.28
Diluted earnings	$2.03	$2.27
Adjusted diluted earnings (1)	$2.08	$2.32
Dividends declared	$0.55	$0.48
Weighted-average number of shares outstanding:
Basic	139,409	141,112
Diluted	140,261	141,913
Performance metrics:
Return on average assets (“ROA”)	1.60%	2.01%
Return on average common equity (“ROE”)	16.40%	21.15%
Return on average tangible common equity (“TCE”) (1)	17.60%	22.94%
Common dividend payout ratio	27.33%	21.22%
Net interest margin	3.34%	3.96%
Efficiency ratio (2)	38.33%	33.11%
Adjusted efficiency ratio (1)	34.68%	30.46%

At period end:	March 31, 2024	December 31, 2023
Total assets	$70,875,670	$69,612,884
Total loans	$52,005,784	$52,210,898
Total deposits	$58,560,624	$56,092,438
Common shares outstanding at period-end	139,121	140,027
Book value per share	$50.48	$49.64
Tangible book value per share (1)	$47.09	$46.27

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s first quarter 2024 net income was $285 million, a decrease of $37 million or 12%, compared with first quarter 2023 net income of $322 million. The decrease was primarily due to lower net interest income and higher noninterest expense, partially offset by higher noninterest income and lower income tax expense during the quarter. Noteworthy items about the Company’s performance for the first quarter of 2024 included:

•Asset growth. Total assets reached $70.9 billion as of March 31, 2024, an increase of $1.3 billion or 2% from December 31, 2023, primarily driven by a $2.2 billion or 36% increase in available-for-sale (“AFS”) debt securities mainly funded by a $2.5 billion increase in deposits, partially offset by decreases in cash and cash equivalents and securities purchased under resale agreements (“resale agreements”).

•Deposit growth. Total deposits were $58.6 billion as of March 31, 2024, an increase of $2.5 billion or 4%, from $56.1 billion as of December 31, 2023, primarily reflecting an increase in customer deposits related to a successful branch-based certificates of deposit (“CD”) campaign for the Lunar New Year.

•Borrowings. Total borrowings and long-term debt decreased $1.1 billion to $3.6 billion as of March 31, 2024, compared with December 31, 2023. The net decrease was primarily driven by the $4.5 billion payoff of Bank Term Funding Program (“BTFP”) borrowings and the $117 million redemption of East West Capital Trust securities, partially offset by a $3.5 billion increase in Federal Home Loan Bank (“FHLB”) advances.

•Strong capital levels. Stockholders’ equity was $7.0 billion as of March 31, 2024, up 1% compared with December 31, 2023. Book value and tangible book value per share of $50.48 and $47.09, respectively, as of March 31, 2024, were both up 2% compared with December 31, 2023. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

•Net interest income and net interest margin. First quarter 2024 net interest income before provision for credit losses was $565 million, a decrease of $35 million or 6% from the first quarter of 2023. First quarter 2024 net interest margin of 3.34% was down 62 basis points (“bps”) year-over-year.

•Profitability ratios. First quarter 2024 ROA, ROE and the return on average TCE were 1.60%, 16.40% and 17.60%, respectively. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

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

Net interest income and net interest margin for the first quarter of 2024 decreased year-over-year, which primarily reflected the higher cost of interest-bearing deposits, shifts in the deposit mix to time deposits and higher average balances of short-term and BTFP borrowings, partially offset by higher loan yields, loan growth and an increase in interest-bearing cash and deposits with banks. The changes in yields and rates reflected higher benchmark interest rates.

Average interest-earning assets were $68.1 billion for the first quarter of 2024, an increase of $6.6 billion or 11% from $61.5 billion for the first quarter of 2023. The increase in average interest-earning assets primarily reflected loan growth, and higher interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the first quarter of 2024 was 6.04%, an increase of 53 bps from 5.51% for the first quarter of 2023. The year-over-year increase in the yield on average interest-earning assets primarily resulted from higher benchmark interest rates.

The average loan yield for the first quarter of 2024 was 6.71%, an increase of 57 bps from 6.14% for the first quarter of 2023. The year-over-year increase in the average loan yield reflected the loan portfolio’s sensitivity to higher benchmark interest rates and loan growth. Approximately 57% and 59% of loans held-for-investment were variable-rate as of March 31, 2024 and 2023, respectively.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits were $57.4 billion for the first quarter of 2024, which increased $2.5 billion or 5% from $55.0 billion for the first quarter of 2023. Average noninterest-bearing deposits were $15.0 billion for the first quarter of 2024, a decrease of $4.7 billion or 24% from $19.7 billion for the first quarter of 2023, which reflected the deposit mix shift to time deposits. Average noninterest-bearing deposits made up 26% and 36% of average deposits for the first quarters of 2024 and 2023, respectively.

The average cost of deposits was 2.84% for the first quarter of 2024, a 124 bps increase from 1.60% for the first quarter of 2023. The average cost of interest-bearing deposits was 3.85% for the first quarter of 2024, a 136 bps increase from 2.49% for the first quarter of 2023. The year-over-year increase primarily reflected higher rates paid on time deposits, money market and checking deposits in response to the higher interest rate environment.

The average cost of funds calculation includes deposits, short-term and BTFP borrowings, FHLB advances, assets sold under repurchase agreements (“repurchase agreements”), and long-term debt. For the first quarter of 2024, the average cost of funds was 2.97%, a 128 bps increase from 1.69% for the first quarter of 2023. The year-over year increase was mainly driven by the increased cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,861,517	$74,382	5.10%	$3,449,626	$35,647	4.19%
Assets purchased under resale agreements (2)	725,659	6,115	3.39%	688,778	4,503	2.65%
Debt securities:
AFS debt securities (3)(4)	6,566,368	62,858	3.85%	6,108,825	53,197	3.53%
Held-to-maturity (“HTM”) debt securities (3)	2,950,686	12,534	1.71%	2,995,677	12,734	1.72%
Total debt securities (3)	9,517,054	75,392	3.19%	9,104,502	65,931	2.94%
Loans:
C&I	16,251,622	325,810	8.06%	15,400,996	275,573	7.26%
CRE	20,413,584	324,087	6.39%	19,207,899	282,464	5.96%
Residential mortgage	15,202,345	215,674	5.71%	13,468,255	169,494	5.10%
Other consumer	57,289	818	5.74%	72,687	855	4.77%
Total loans (5)(6)	51,924,840	866,389	6.71%	48,149,837	728,386	6.14%
Restricted equity securities	92,975	1,339	5.79%	90,790	1,039	4.64%
Total interest-earning assets	$68,122,045	$1,023,617	6.04%	$61,483,533	$835,506	5.51%

Noninterest-earning assets:
Cash and due from banks	445,767			621,104
Allowance for loan losses	(679,116)			(602,754)
Other assets	3,789,700			3,611,721
Total assets	$71,678,396			$65,113,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,695,429	$53,821	2.81%	$6,493,865	$23,174	1.45%
Money market deposits	13,636,210	134,661	3.97%	11,260,715	76,102	2.74%
Savings deposits	1,809,568	4,120	0.92%	2,436,587	3,669	0.61%
Time deposits	19,346,243	213,597	4.44%	15,052,762	113,849	3.07%
Short-term and BTFP borrowings	3,864,525	42,106	4.38%	811,551	8,825	4.41%
Repurchase agreements	2,549	35	5.52%	106,785	1,052	4.00%
FHLB advances	554,946	7,739	5.61%	500,000	6,430	5.22%
Long-term debt and finance lease liabilities	125,818	2,399	7.67%	152,420	2,544	6.77%
Total interest-bearing liabilities	$47,035,288	$458,478	3.92%	$36,814,685	$235,645	2.60%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,954,953			19,709,980
Accrued expenses and other liabilities	2,695,597			2,405,615
Stockholders’ equity	6,992,558			6,183,324
Total liabilities and stockholders’ equity	$71,678,396			$65,113,604

Interest rate spread			2.12%			2.91%
Net interest income and net interest margin		$565,139	3.34%		$599,861	3.96%

(1)Annualized.
(2)Includes the average balances and interest income for securities and loans purchased under resale agreements for the first quarter of 2023.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of net premiums on AFS debt securities of $7 million and $9 million for the first quarters of 2024 and 2023, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $14 million for each of the first quarters of 2024 and 2023.

The following table summarizes the extent to which changes in (1) interest rates, and (2) volume of average interest-earning assets and average interest-bearing liabilities impacted the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Three Months Ended March 31,
	2024 vs. 2023
		Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$38,735	$29,533	$9,202
Assets purchased under resale agreements (1)	1,612	260	1,352
Debt securities:
AFS debt securities	9,661	4,384	5,277
HTM debt securities	(200)	(125)	(75)
Total debt securities	9,461	4,259	5,202
Loans:
C&I	50,237	16,678	33,559
CRE	41,623	19,582	22,041
Residential mortgage	46,180	24,098	22,082
Other consumer	(37)	(198)	161
Total loans	138,003	60,160	77,843
Restricted equity securities	300	27	273
Total interest and dividend income	$188,111	$94,239	$93,872
Interest-bearing liabilities:
Checking deposits	$30,647	$5,024	$25,623
Money market deposits	58,559	18,715	39,844
Savings deposits	451	(1,103)	1,554
Time deposits	99,748	38,819	60,929
Short-term and BTFP borrowings	33,281	33,338	(57)
FHLB advances	1,309	776	533
Repurchase agreements	(1,017)	(1,314)	297
Long-term debt and finance lease liabilities	(145)	(469)	324
Total interest expense	$222,833	$93,786	$129,047
Change in net interest income	$(34,722)	$453	$(35,175)

(1)Includes the impact of securities and loans purchased under resale agreements for the first quarter of 2023.

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Deposit account fees	$24,948	$23,054	8%
Lending fees	22,925	20,586	11%
Foreign exchange income	11,469	11,309	1%
Wealth management fees	8,592	6,304	36%
Customer derivative income	3,750	2,564	46%
Net losses on sales of loans	(41)	(22)	(86)%
Net gains (losses) on AFS debt securities	49	(10,000)	NM
Other investment income	2,815	1,921	47%
Other income	4,481	4,262	5%
Total noninterest income	$78,988	$59,978	32%

NM — Not meaningful.

Noninterest income comprised 12% of total revenue for the first quarter of 2024, compared with 9% for the first quarter of 2023. Noninterest income for the first quarter of 2024 was $79 million, an increase of $19 million or 32%, compared with $60 million for the first quarter of 2023. The increase was primarily due to net gains on AFS debt securities and increases in lending, wealth management and deposit account fees.

Deposit account fees were $25 million for the first quarter of 2024, an increase of $2 million or 8%, compared with $23 million for the first quarter of 2023. The increase was primarily related to analysis charges, which reflected customer growth and fee increases.

Lending fees were $23 million for the first quarter of 2024, an increase of $2 million or 11%, compared with $21 million for the first quarter of 2023. The increase was primarily due to higher unused commitment and trade finance fees driven by an increase in customers.

Wealth management fees were $9 million for the first quarter of 2024, an increase of approximately $2 million or 36%, compared with $6 million for the first quarter of 2023. The increase reflected customer demand for higher-yielding products in response to the interest rate environment and potential rate cuts.

Net gains on AFS debt securities were $49 thousand for the first quarter of 2024. In comparison, net losses on AFS debt securities were $10 million for the first quarter of 2023 due to the write-off of an impaired subordinated AFS debt security.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2024 and 2023:

	Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Compensation and employee benefits	$141,812	$129,654	9%
Occupancy and equipment expense	15,230	15,587	(2)%
Deposit insurance premiums and regulatory assessments	19,649	7,910	148%
Deposit account expense	12,188	9,609	27%
Computer software and data processing expenses	11,344	10,707	6%
Other operating expense	33,445	34,870	(4)%
Amortization of tax credit and CRA investments	13,207	10,110	31%
Total noninterest expense	$246,875	$218,447	13%

First quarter 2024 noninterest expense was $247 million, an increase of $28 million or 13%, compared with $218 million for the first quarter of 2023. The increase was primarily due to increases in compensation and employee benefits and deposit insurance premiums and regulatory assessments.

Compensation and employee benefits were $142 million for the first quarter of 2024, an increase of $12 million or 9%, compared with $130 million for the first quarter of 2023. The increase was primarily driven by staffing growth and annual merit increases.

Deposit insurance premiums and regulatory assessments were $20 million for the first quarter of 2024, an increase of $12 million or 148%, compared with $8 million for the first quarter of 2023. The increase was primarily due to an additional $10 million FDIC charge. For additional information about the FDIC special assessment, refer to Item 2. MD&A — Overview — Current Developments in this Form 10-Q.

Income Taxes

	Three Months Ended March 31,
($ in thousands)	2024	2023	% Change
Income before income taxes	$372,252	$421,392	(12)%
Income tax expense	$87,177	$98,953	(12)%
Effective tax rate	23.4%	23.5%

First quarter 2024 income tax expense was $87 million and the effective tax rate was 23.4%, compared with first quarter 2023 income tax expense of $99 million and an effective tax rate of 23.5%. The decrease in income tax expense for the first quarter of 2024 compared with the year-ago period was primarily due to lower pre-tax income.

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

The following table presents the results by operating segment for the periods indicated:

	Three Months Ended March 31,
	Consumer and Business Banking		Commercial Banking		Other
($ in thousands)	2024	2023	2024	2023	2024	2023
Total revenue	$317,306	$330,244	$306,815	$280,322	$20,006	$49,273
Provision for credit losses	2,565	15,012	22,435	4,988	—	—
Noninterest expense	119,300	113,823	106,307	87,248	21,268	17,376
Segment income (loss) before income taxes	195,441	201,409	178,073	188,086	(1,262)	31,897
Segment net income	$137,672	$142,247	$125,581	$134,457	$21,822	$45,735

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

The following table presents additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$291,764	$304,242	$(12,478)	(4)%
Noninterest income	25,542	26,002	(460)	(2)%
Total revenue	317,306	330,244	(12,938)	(4)%
Provision for credit losses	2,565	15,012	(12,447)	(83)%
Noninterest expense	119,300	113,823	5,477	5%
Segment income before income taxes	195,441	201,409	(5,968)	(3)%
Income tax expense	57,769	59,162	(1,393)	(2)%
Segment net income	$137,672	$142,247	$(4,575)	(3)%
Average loans	$19,137,292	$17,110,917	$2,026,375	12%
Average deposits	$33,786,818	$33,848,051	$(61,233)	0%

Consumer and Business Banking segment net income decreased by $5 million or 3% year-over-year to $138 million for the first quarter of 2024. This decrease was primarily driven by a decrease in net interest income and an increase in noninterest expense, partially offset by a decrease in provision for credit losses. Net interest income before provision for credit losses decreased by $12 million or 4% year-over-year to $292 million for the first quarter of 2024. This decrease was primarily driven by a higher cost of interest-bearing deposits and continued deposit mix shift. Provision for credit losses decreased by $12 million or 83% year-over-year to $3 million for the first quarter of 2024. This decrease was primarily driven by the substantial residential mortgage loan growth from the Bridge To Home Ownership program that required higher provision for credit losses in the first quarter of 2023. Noninterest expense increased $5 million or 5% year-over-year to $119 million for the first quarter of 2024, primarily due to an increase in deposit insurance premiums and regulatory assessments largely resulting from the FDIC charge.

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

The following table presents additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$260,349	$236,723	$23,626	10%
Noninterest income	46,466	43,599	2,867	7%
Total revenue	306,815	280,322	26,493	9%
Provision for credit losses	22,435	4,988	17,447	350%
Noninterest expense	106,307	87,248	19,059	22%
Segment income before income taxes	178,073	188,086	(10,013)	(5)%
Income tax expense	52,492	53,629	(1,137)	(2)%
Segment net income	$125,581	$134,457	$(8,876)	(7)%
Average loans	$32,787,548	$31,038,920	$1,748,628	6%
Average deposits	$21,054,189	$17,282,964	$3,771,225	22%

Commercial Banking segment net income decreased by $9 million or 7% year-over-year to $126 million for the first quarter of 2024. This decrease was due to higher noninterest expense and provision for credit losses, partially offset by higher net interest income. Net interest income before provision for credit losses increased $24 million or 10% year-over-year to $260 million for the first quarter of 2024. This increase was primarily due to higher loan interest income from commercial loan growth. Provision for credit losses increased $17 million or 350% year-over-year to $22 million for the first quarter of 2024, primarily driven by continued caution regarding the CRE market outlook. Noninterest expense increased $19 million or 22% year-over-year to $106 million for the first quarter of 2024, primarily due to higher compensation and employee benefits, deposit insurance premiums and regulatory assessments, and deposit account expense.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following table presents additional financial information for the Other segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$13,026	$58,896	$(45,870)	(78)%
Noninterest income (loss)	6,980	(9,623)	16,603	173%
Total revenue	20,006	49,273	(29,267)	(59)%
Noninterest expense	21,268	17,376	3,892	22%
Segment (loss) income before income taxes	(1,262)	31,897	(33,159)	(104)%
Income tax benefit	23,084	13,838	9,246	67%
Segment net income	$21,822	$45,735	$(23,913)	(52)%
Average deposits	$2,601,396	$3,822,894	$(1,221,498)	(32)%

The Other segment reported segment loss before income taxes of $1 million and segment net income of $22 million, reflecting an income tax benefit of $23 million for the first quarter of 2024. The decrease in segment net income was primarily driven by lower net interest income, partially offset by an increase in noninterest income. The $46 million decrease in net interest income before provision for credit losses was primarily driven by the higher cost of BTFP borrowings. Noninterest income increased by $17 million for the first quarter of 2024, mainly due to a $10 million write-off of an impaired AFS debt security during the first quarter of 2023 and an increase in foreign exchange income.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of March 31, 2024 and December 31, 2023, and by credit ratings as of March 31, 2024:

	March 31, 2024			December 31, 2023			Ratings as of March 31, 2024 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,290	$621,094	7%	$1,112,587	$1,060,375	17%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	410,676	360,802	4%	412,086	364,446	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	5,742,708	5,448,018	65%	2,488,304	2,195,853	35%	100%	—%	—%	—%	—%
Municipal securities	296,360	258,495	3%	297,283	261,016	4%	98%	—%	—%	—%	2%
Non-agency mortgage-backed securities	983,539	853,653	10%	1,052,913	921,187	15%	86%	—%	—%	—%	14%
Corporate debt securities	653,501	502,647	6%	653,501	502,425	8%	—%	31%	66%	3%	—%
Foreign government bonds	238,592	227,196	3%	239,333	227,874	4%	47%	53%	—%	—%	—%
Asset-backed securities	41,287	40,712	1%	43,234	42,300	1%	100%	—%	—%	—%	—%
Collateralized loan obligations	89,000	87,851	1%	617,250	612,861	10%	72%	28%	—%	—%	—%
Total AFS debt securities	$9,131,953	$8,400,468	100%	$6,916,491	$6,188,337	100%	91%	4%	4%	0%	1%
HTM debt securities:
U.S. Treasury securities	$530,921	$485,400	20%	$529,548	$488,551	20%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,002,697	805,799	33%	1,001,836	814,932	33%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,226,419	979,270	41%	1,235,784	1,004,697	41%	100%	—%	—%	—%	—%
Municipal securities	188,605	144,009	6%	188,872	145,791	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,948,642	$2,414,478	100%	$2,956,040	$2,453,971	100%	100%	—%	—%	—%	—%
Total debt securities	$12,080,595	$10,814,946		$9,872,531	$8,642,308

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
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $4.5 billion of amortized cost and $4.4 billion of fair value as of March 31, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(4)Includes GNMA HTM debt securities totaling $91 million of amortized cost and $73 million of fair value as of March 31, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

As of March 31, 2024, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.8 and 7.4, respectively, compared with 3.6 and 7.5, respectively, as of December 31, 2023. The decrease in the AFS effective duration was primarily due to the purchases of floating rate GNMA securities. The decrease in the HTM effective duration was due to the portfolio seasoning.

Available-for-Sale Debt Securities

The fair value of AFS debt securities totaled $8.4 billion as of March 31, 2024, an increase of $2.2 billion or 36% from $6.2 billion as of December 31, 2023. The increase was primarily due to the purchases of GNMA securities, which were mainly funded by an increase in deposits. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $731 million as of March 31, 2024, compared with $728 million as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, 99% and 97%, respectively, of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2024 and December 31, 2023. There was no allowance for credit losses provided against the AFS debt securities as of each of March 31, 2024 and December 31, 2023. Additionally, there were no credit losses recognized in earnings for the first quarters of 2024 and 2023.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both March 31, 2024 and December 31, 2023.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $52.0 billion and $52.2 billion as of March 31, 2024 and December 31, 2023, respectively, and the composition of the loan portfolio as of March 31, 2024 was similar to the composition as of December 31, 2023.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$16,350,191	31%	$16,581,079	32%
CRE:
CRE	14,609,655	28%	14,777,081	28%
Multifamily residential	5,010,245	10%	5,023,163	10%
Construction and land	673,939	1%	663,868	1%
Total CRE	20,293,839	39%	20,464,112	39%
Total commercial	36,644,030	70%	37,045,191	71%
Consumer:
Residential mortgage:
Single-family residential	13,563,738	26%	13,383,060	26%
HELOCs	1,731,233	4%	1,722,204	3%
Total residential mortgage	15,294,971	30%	15,105,264	29%
Other consumer	53,503	0%	60,327	0%
Total consumer	15,348,474	30%	15,165,591	29%
Total loans held-for-investment (1)	51,992,504	100%	52,210,782	100%
Allowance for loan losses	(670,280)		(668,743)
Loans held-for-sale (2)	13,280		116
Total loans, net	$51,335,504		$51,542,155

(1)Includes $63 million and $71 million of net deferred loan fees and net unamortized premiums as of March 31, 2024 and December 31, 2023, respectively.
(2)Consists of C&I loans as of March 31, 2024 and a single family-residential loan as of December 31, 2023.

Commercial

The commercial loan portfolio comprised 70% and 71% of total loans as of March 31, 2024 and December 31, 2023, respectively. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $24.7 billion and $24.6 billion as of March 31, 2024 and December 31, 2023, respectively, with a utilization rate of 66% as of March 31, 2024, compared with 67% as of December 31, 2023. Total C&I loans were $16.4 billion as of March 31, 2024, a decrease of $231 million or 1% from $16.6 billion as of December 31, 2023. Total C&I loans made up 31% and 32% of total loans held-for-investment as of March 31, 2024 and December 31, 2023, respectively. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $502 million and $645 million as of March 31, 2024 and December 31, 2023, respectively. The majority of the C&I loans had variable interest rates as of both March 31, 2024 and December 31, 2023.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023 (1)
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Real estate investment & management	$2,067,855	13%	Capital call lending	$2,171,367	13%
Capital call lending	1,944,730	12%	Real estate investment & management	1,970,713	12%
Media & entertainment	1,801,303	11%	Media & entertainment	1,891,199	11%
Manufacturing & wholesale	1,084,648	7%	Financial services	1,136,731	7%
Financial services	1,041,937	6%	Manufacturing & wholesale	1,110,544	7%
Infrastructure & clean energy	986,436	6%	Infrastructure & clean energy	1,023,662	6%
Food production & distribution	686,035	4%	Tech & telecom	729,922	4%
Tech & telecom	679,839	4%	Food production & distribution	655,340	4%
Consumer finance	584,290	4%	Consumer finance	586,468	4%
Oil & gas	581,122	3%	Hospitality & leisure	576,328	3%
Other	4,891,996	30%	Other	4,728,805	29%
Total C&I	$16,350,191	100%	Total C&I	$16,581,079	100%

(1)Revised segmentation to conform with the current presentation.

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $20.3 billion and $20.5 billion as of March 31, 2024 and December 31, 2023, respectively, and accounted for 39% of total loans held-for-investment as of both March 31, 2024 and December 31, 2023. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both March 31, 2024 and December 31, 2023. The following table summarizes the Company’s total CRE loans by property type as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$5,010,245	25%	$5,023,164	25%
Retail (1)	4,256,919	21%	4,297,569	21%
Industrial (1)	4,028,488	20%	3,997,764	20%
Hotel (1)	2,431,463	12%	2,446,504	12%
Office (1)	2,245,781	11%	2,271,508	11%
Healthcare (1)	724,422	4%	852,362	4%
Construction and land	673,939	3%	663,868	3%
Other (1)	922,582	4%	911,373	4%
Total CRE loans	$20,293,839	100%	$20,464,112	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 50% as of both March 31, 2024 and December 31, 2023. Weighted average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 91% of total CRE loans had an LTV ratio of 65% or lower as of both March 31, 2024 and December 31, 2023.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2024 and December 31, 2023. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	March 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,545,016	51%	$2,340,771	47%	$264,824	39%	$10,150,611	50%
Northern California	2,729,200	19%	1,059,018	21%	159,425	24%	3,947,643	19%
California	10,274,216	70%	3,399,789	68%	424,249	63%	14,098,254	69%
Texas	1,103,921	8%	443,215	9%	62,992	9%	1,610,128	8%
New York	703,714	5%	261,894	5%	43,406	6%	1,009,014	5%
Washington	492,470	3%	163,383	3%	10,380	2%	666,233	3%
Arizona	368,389	2%	148,591	3%	46,259	7%	563,239	3%
Nevada	256,218	2%	141,975	3%	11,244	2%	409,437	2%
Other markets	1,410,727	10%	451,398	9%	75,409	11%	1,937,534	10%
Total loans	$14,609,655	100%	$5,010,245	100%	$673,939	100%	$20,293,839	100%

	December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,604,053	51%	$2,295,592	46%	$294,879	44%	$10,194,524	50%
Northern California	2,737,635	19%	1,055,852	21%	147,031	22%	3,940,518	19%
California	10,341,688	70%	3,351,444	67%	441,910	66%	14,135,042	69%
Texas	1,122,428	8%	445,391	9%	41,768	6%	1,609,587	8%
New York	696,950	5%	287,961	6%	43,227	7%	1,028,138	5%
Washington	495,577	3%	173,367	3%	10,375	2%	679,319	3%
Arizona	355,047	2%	148,970	3%	38,897	6%	542,914	3%
Nevada	257,105	2%	142,133	3%	6,325	1%	405,563	2%
Other markets	1,508,286	10%	473,897	9%	81,366	12%	2,063,549	10%
Total loans	$14,777,081	100%	$5,023,163	100%	$663,868	100%	$20,464,112	100%

As of both March 31, 2024 and December 31, 2023, 69% of total CRE loans were concentrated in California. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2023 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.6 billion as of March 31, 2024, compared with $14.8 billion as of December 31, 2023, and accounted for 28% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of March 31, 2024, 57% of our CRE portfolio had variable rates, of which 52% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s exposure remained variable rate. In comparison, as of December 31, 2023, 58% of our CRE portfolio had variable rates, of which 50% had customer-level interest rate derivative contracts in place. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both March 31, 2024 and December 31, 2023. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $5.0 billion and accounted for 10% of total loans held-for-investment as of both March 31, 2024 and December 31, 2023. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of both March 31, 2024 and December 31, 2023, 48% of our multifamily residential portfolio had variable rates, of which 40% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $674 million as of March 31, 2024, compared with $664 million as of December 31, 2023, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $538 million in loans outstanding, plus $641 million in unfunded commitments as of March 31, 2024, compared with $526 million in loans outstanding, plus $672 million in unfunded commitments as of December 31, 2023. Land loans totaled $136 million as of March 31, 2024, compared with $138 million as of December 31, 2023.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential loan size was $435 thousand and $436 thousand as of March 31, 2024 and December 31, 2023, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,041,793	37%	$812,239	47%	$5,854,032	38%
Northern California	1,701,556	13%	372,302	21%	2,073,858	14%
California	6,743,349	50%	1,184,541	68%	7,927,890	52%
New York	4,396,997	33%	247,026	14%	4,644,023	30%
Washington	691,594	5%	182,112	11%	873,706	6%
Massachusetts	409,538	3%	65,516	4%	475,054	3%
Georgia	448,234	3%	18,879	1%	467,113	3%
Nevada	422,840	3%	31,658	2%	454,498	3%
Texas	435,538	3%	—	—%	435,538	3%
Other markets	15,648	0%	1,501	0%	17,149	0%
Total	$13,563,738	100%	$1,731,233	100%	$15,294,971	100%
Lien priority:
First mortgage	$13,563,738	100%	$1,324,007	76%	$14,887,745	97%
Junior lien mortgage	—	—%	407,226	24%	407,226	3%
Total	$13,563,738	100%	$1,731,233	100%	$15,294,971	100%

	December 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,990,848	37%	$799,571	46%	$5,790,419	38%
Northern California	1,650,905	13%	370,989	22%	2,021,894	13%
California	6,641,753	50%	1,170,560	68%	7,812,313	51%
New York	4,376,416	33%	247,202	14%	4,623,618	31%
Washington	696,028	5%	184,843	11%	880,871	6%
Massachusetts	391,666	3%	67,016	4%	458,682	3%
Georgia	432,258	3%	17,123	1%	449,381	3%
Nevada	404,837	3%	33,959	2%	438,796	3%
Texas	423,972	3%	—	—%	423,972	3%
Other markets	16,130	0%	1,501	0%	17,631	0%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%
Lien priority:
First mortgage	$13,383,060	100%	$1,331,509	77%	$14,714,569	97%
Junior lien mortgage	—	—%	390,695	23%	390,695	3%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $13.6 billion as of March 31, 2024, compared with $13.4 billion as of December 31, 2023, and accounted for 26% of total loans held-for-investment as of both dates. The Company was in a first lien position for all of its single-family residential loans as of both March 31, 2024 and December 31, 2023. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of March 31, 2024 and 53% as of December 31, 2023. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.2 billion, with a utilization rate of 33%, as of both March 31, 2024 and December 31, 2023. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.7 billion as of both March 31, 2024 and December 31, 2023, and accounted for 4% and 3% of total loans held-for-investment as of March 31, 2024 and December 31, 2023, respectively. The Company was in a first lien position for 76% and 77% of total outstanding HELOCs as of March 31, 2024 and December 31, 2023, respectively. The weighted-average LTV ratio was 48% on HELOC commitments as of both dates. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. Combined LTV ratios are used for junior lien home equity loans. Many of these loans are reduced documentation loans, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both March 31, 2024 and December 31, 2023.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$543,831	1%	$631,487	1%
AFS debt securities (1)	$541,262	1%	$546,495	1%
Loans held-for-investment (2)	$807,506	1%	$934,734	1%
Total assets	$1,897,761	3%	$2,115,857	3%
Subsidiary bank in China:
Cash and cash equivalents	$753,207	1%	$719,058	1%
AFS debt securities (3)	$120,570	0%	$120,167	0%
Loans held-for-investment (2)	$1,358,047	2%	$1,328,383	2%
Total assets	$2,240,428	3%	$2,156,548	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of March 31, 2024; comprised of foreign government bonds and U.S. Treasury securities as of December 31, 2023.
(2)Primarily comprised of C&I loans as of both March 31, 2024 and December 31, 2023.
(3)Comprised of foreign government bonds as of both March 31, 2024 and December 31, 2023.

The following table presents the total revenue generated by the Company’s overseas offices for the first quarters of 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$18,093	3%	$15,318	2%
Subsidiary Bank in China:
Total revenue	$7,444	1%	$7,885	1%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of the Company’s common stock. During the first quarter of 2024, the Company repurchased $82 million of common stock or 1,181,851 shares at an average price of $69.76 per share. In comparison, the Company repurchased $82 million of common stock or 1,506,091 shares, at an average price of $54.56 per share in 2023. The total remaining available capital authorized for repurchase as of March 31, 2024 was $89 million.

The Company’s stockholders’ equity was $7.0 billion as of both March 31, 2024 and December 31, 2023, which increased $72 million or 1% during the first quarter of 2024. The increase in the Company’s stockholders’ equity was primarily due to $285 million of net income, partially offset by $82 million of common stock repurchases, $78 million of cash dividends declared, and $42 million of other comprehensive loss. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $50.48 as of March 31, 2024, an increase of 2% from $49.64 per share as of December 31, 2023, a result of both the increase in the Company’s stockholders’ equity described above and a decrease in the Company’s common shares outstanding. Tangible book value per share was $47.09 as of March 31, 2024, compared with $46.27 as of December 31, 2023. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly common stock cash dividend of $0.55 and $0.48 per share during the first quarters of 2024 and 2023, respectively. In April 2024, the Company’s Board of Directors declared a second quarter 2024 cash dividend of $0.55 per share. The dividend is payable on May 17, 2024, to stockholders of record as of May 3, 2024.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$14,798,927	25%	$15,539,872	28%	$(740,945)	(5)%
Interest-bearing checking	7,570,427	13%	7,558,908	14%	11,519	0%
Money market	13,585,597	23%	13,108,727	23%	476,870	4%
Savings	1,834,393	3%	1,841,467	3%	(7,074)	0%
Time deposits	20,771,280	36%	18,043,464	32%	2,727,816	15%
Total deposits	$58,560,624	100%	$56,092,438	100%	$2,468,186	4%
Other Funds:
Short-term borrowings	$19,173	0%	$—	—%	19,173	100%
BTFP borrowings	—	—%	4,500,000	97%	(4,500,000)	(100)%
FHLB advances	3,500,000	99%	—	—%	3,500,000	100%
Long-term debt	31,768	1%	148,249	3%	(116,481)	(79)%
Total other funds	$3,550,941	100%	$4,648,249	100%	$(1,097,308)	(24)%
Total sources of funds	$62,111,565		$60,740,687		$1,370,878	2%

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. The following chart presents the Company’s deposits by type as of March 31, 2024 and December 31, 2023.

Total deposits were $58.6 billion as of March 31, 2024, an increase of $2.5 billion or 4% from $56.1 billion as of December 31, 2023. The increase in deposits was primarily driven by an increase in customer deposits. Time deposits comprised 36% and 32% of total deposits as of March 31, 2024 and December 31, 2023, respectively. Noninterest-bearing demand deposits comprised 25% and 28% of total deposits as of March 31, 2024 and December 31, 2023, respectively. The shift in deposit mix was primarily due to continued customer migration to higher yielding deposit products.

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

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of March 31, 2024 and December 31, 2023, after certain adjustments:

($ in thousands)		March 31, 2024	December 31, 2023
Uninsured deposits, per regulatory reporting requirements		$29,006,693	$27,592,714
Less: Collateralized deposits		(5,258,927)	(4,631,047)
Affiliate deposits		(333,846)	(491,992)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$23,413,920	$22,469,675

Total domestic deposits per Call Report	(b)	$55,684,012	$53,486,990
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	42%	42%

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity in Item 2. MD&A — Liquidity Risk Management — Liquidity in this Form 10-Q.

Other Sources of Funding

Short-term borrowings totaled $19 million as of March 31, 2024. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the short-term borrowings.

The Company had $4.5 billion of BTFP borrowings outstanding as of December 31, 2023. These borrowings were repaid upon maturity during the first quarter of 2024.

The Company had $3.5 billion of FHLB advances as of March 31, 2024, compared with no FHLB advances as of December 31, 2023. FHLB advances as of March 31, 2024 had floating interest rates of 5.49% to 5.56% with remaining maturities between six months and 1.5 years.

The Company uses long-term debt to provide funding to acquire interest-earning assets, and to enhance liquidity and regulatory capital adequacy. Long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. During the first quarter of 2024, the Company redeemed approximately $117 million of junior subordinated debt. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital-Related Development in the Company’s 2023 Form 10-K for additional details.

The Company adopted Accounting Standards Update 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of March 31, 2024 reflect a delay of 25% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2024		December 31, 2023
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	13.5%	12.9%	13.3%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (2)	13.5%	12.9%	13.3%	12.6%	6.0%	8.5%	8.0%
Total capital	14.8%	14.1%	14.8%	13.8%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.1%	9.6%	10.2%	9.6%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply only to the Bank since there is no Common Equity Tier 1 capital component or Tier 1 leverage ratio component in the definition of a well-capitalized bank holding company.
(2)The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both March 31, 2024 and December 31, 2023, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $53.4 billion as of March 31, 2024, a decrease of $217 million from $53.7 billion as of December 31, 2023.

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

The Risk Oversight Committee (“ROC”) of the Board of Directors monitors the ERM program through such identified risk categories and provides oversight of the Company’s risk appetite and control environment. The ROC provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the authority of the ROC, management committees apply targeted strategies to manage the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing specific major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”) who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Audit Committee. IAR provides management and the Audit Committee with an objective and independent assessment of the Bank’s credit profile and credit risk management processes. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function evaluates and reports the overall credit risk exposure to senior management and the ROC. Reporting directly to the Board’s Audit Committee, the IAR function provides additional support to the Company’s strong credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

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

The following table presents the Company’s criticized loans as of March 31, 2024 and December 31, 2023:

			Change
($ in thousands)	March 31, 2024	December 31, 2023	$	%
Criticized loans:
Special mention loans	$543,573	$404,241	$139,332	34%
Classified loans (1)	651,485	573,969	77,516	14%
Total criticized loans (2)	$1,195,058	$978,210	$216,848	22%

Special mention loans to loans held-for-investment	1.05%	0.77%
Classified loans to loans held-for-investment	1.25%	1.10%
Criticized loans to loans held-for-investment	2.30%	1.87%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans were $1.2 billion as of March 31, 2024, an increase of $217 million or 22%, compared with $978 million as of December 31, 2023. The increase was primarily driven by CRE and C&I loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $165 million or 0.23% of total assets as of March 31, 2024, an increase of $51 million or 45%, compared with $114 million or 0.16% of total assets as of December 31, 2023.

The following table presents nonperforming assets information as of March 31, 2024 and December 31, 2023:

			Change
($ in thousands)	March 31, 2024	December 31, 2023	$	%
Commercial:
C&I	$48,962	$37,036	$11,926	32%
CRE:
CRE	35,006	23,249	11,757	51%
Multifamily residential	4,646	4,669	(23)	0%
Construction and land	12,236	—	12,236	100%
Total CRE	51,888	27,918	23,970	86%
Consumer:
Residential mortgage:
Single-family residential	35,669	24,377	11,292	46%
HELOCs	11,498	13,411	(1,913)	(14)%
Total residential mortgage	47,167	37,788	9,379	25%
Other consumer	162	132	30	23%
Total nonaccrual loans	148,179	102,874	45,305	44%
OREO, net	16,692	11,141	5,551	50%
Total nonperforming assets	$164,871	$114,015	$50,856	45%
Nonperforming assets to total assets	0.23%	0.16%
Nonaccrual loans to loans held-for-investment	0.29%	0.20%
Allowance for loan losses to nonaccrual loans	452.34%	650.06%

Loans are generally placed on nonaccrual status when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Nonaccrual loans were $148 million as of March 31, 2024, an increase of $45 million or 44% from $103 million as of December 31, 2023. This increase was predominantly due to increases in construction, C&I, CRE and single-family residential nonaccrual loans. As of March 31, 2024, $27 million or 18% of nonaccrual loans were less than 90 days delinquent. In comparison, $40 million or 39% of nonaccrual loans were less than 90 days delinquent as of December 31, 2023.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2024 and December 31, 2023:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	March 31, 2024	December 31, 2023	$	%	March 31, 2024	December 31, 2023
Commercial:
C&I	$19,326	$35,649	$(16,323)	(46)%	0.12%	0.21%
CRE:
CRE	18,726	3,517	15,209	432%	0.13%	0.02%
Multifamily residential	368	597	(229)	(38)%	0.01%	0.01%
Construction and land	—	13,251	(13,251)	(100)%	—%	2.00%
Total CRE	19,094	17,365	1,729	10%	0.09%	0.08%
Total commercial	38,420	53,014	(14,594)	(28)%	0.10%	0.14%
Consumer:
Residential mortgage:
Single-family residential	49,280	45,228	4,052	9%	0.36%	0.34%
HELOCs	20,107	21,492	(1,385)	(6)%	1.16%	1.25%
Total residential mortgage	69,387	66,720	2,667	4%	0.45%	0.44%
Other consumer	117	3,265	(3,148)	(96)%	0.22%	5.41%
Total consumer	69,504	69,985	(481)	(1)%	0.45%	0.46%
Total	$107,924	$122,999	$(15,075)	(12)%	0.21%	0.24%

(1)There were no accruing loans past due 90 days or more as of both March 31, 2024 and December 31, 2023.

Allowance for Credit Losses

The Company maintains its allowance for credit losses at a level sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$373,631	32%	$392,685	32%
CRE:
CRE	187,460	28%	170,592	28%
Multifamily residential	37,418	10%	34,375	10%
Construction and land	10,819	1%	10,469	1%
Total CRE	235,697	39%	215,436	39%
Total commercial	609,328	71%	608,121	71%
Consumer:
Residential mortgage:
Single-family residential	55,922	26%	55,018	26%
HELOCs	3,563	3%	3,947	3%
Total residential mortgage	59,485	29%	58,965	29%
Other consumer	1,467	0%	1,657	0%
Total consumer	60,952	29%	60,622	29%
Total allowance for loan losses	$670,280	100%	$668,743	100%
Allowance for unfunded credit commitments	$38,544		$37,699
Total allowance for credit losses	$708,824		$706,442
Loans held-for-investment	$51,992,504		$52,210,782
Allowance for loan losses to loans held-for-investment	1.29%		1.28%

	Three Months Ended March 31,
	2024		2023
Average loans held-for-investment	$51,924,317		$48,144,120
Annualized net charge-offs to average loans held-for-investment	0.17%		0.01%

First quarter of 2024 net charge-offs were $23 million, or annualized 0.17% of average loans held-for-investment, compared with net charge-offs of $1 million, or annualized 0.01% of average loans held-for-investment for the first quarter of 2023. The increase in net charge-offs was primarily driven by higher losses in the C&I portfolio.

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

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $58.6 billion as of March 31, 2024, compared with $56.1 billion as of December 31, 2023. The Company’s loan-to-deposit ratio was 89% as of March 31, 2024, compared with 93% as of December 31, 2023.

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

Unencumbered loans and/or debt securities were pledged to the FHLB and the FRBSF discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRBSF and is subject to change at their discretion. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further details related to the Company’s funding sources. The Company believes its cash and cash equivalents, and available borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and collateralized borrowing capacity as of March 31, 2024 and December 31, 2023:

			Change
($ in thousands)	March 31, 2024	December 31, 2023	$	%
Cash and cash equivalents	$4,210,801	$4,614,984	$(404,183)	(9)%
Interest-bearing deposits with banks	24,593	10,498	14,095	134%
Collateralized borrowing capacity:
FHLB	7,617,334	12,373,002	(4,755,668)	(38)%
FRBSF	13,104,803	9,830,769	3,274,034	33%
Unpledged available securities	5,138,819	1,988,526	3,150,293	158%
Total	$30,096,350	$28,817,779	$1,278,571	4%

The Company’s cash and cash equivalents and collateralized borrowing capacity totaled $30.1 billion as of March 31, 2024, compared with $28.8 billion as of December 31, 2023. The increase was primarily related to an increase in available borrowing capacity at the FRBSF due to the repayment of BTFP borrowings, and an increase in unpledged available securities. This increase was partially offset by a decrease in available borrowing capacity at the FHLB, primarily due to the increase in FHLB advances during the first quarter of 2024.

Liquidity Risk — Cash Requirements. In the ordinary course of business, the Company enters contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, and other cash commitments. For additional information on these obligations, see Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2023 Form 10-K, and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net and Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q. During the first quarter of 2024, the Company redeemed approximately $117 million of junior subordinated debt.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of March 31, 2024 to have a material current or future impact on the Company’s financial conditions or results of operations. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the first quarters of 2024 and 2023. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2023 Form 10-K. East West held $287 million and $446 million in cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

Liquidity Risk — Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to ascertain potential mismatches between liquidity sources and uses over various time horizons and under a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of March 31, 2024, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the uncertain and rapidly changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2023 Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. There have been no significant changes in our risk management practices as described in Item 7. MD&A — Market Risk Management in the Company’s 2023 Form 10-K.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta is a key parameter of the deposit rate forecast. The deposit beta defines the sensitivity of deposit rates to changes in the Effective Fed Funds Rate.

In March 2024, the Company assumed a weighted-average beta of 52% for total deposits, an increase of approximately 1.5% from December 31, 2023, which was due to deposit product mix changes as product level deposit beta assumptions were not updated. The Company updated the deposit mix assumptions in March of 2024 to assume that noninterest-bearing deposits would migrate to interest-bearing CDs. The updated assumptions reduced the proportion of noninterest-bearing deposits for the base case and decreasing interest rate scenarios, and reduced the repricing speed of the CD portfolio to better reflect its maturity profile.

As loan and security prepayment assumptions are key components of the Company’s model, the Company incorporates third-party vendor models to forecast prepayment behavior on mortgage loans and securities, which have mortgage loans as underlying collateral. These third-party vendor models have access to more comprehensive industry-level data which can capture specific borrower and collateral characteristics over a variety of interest rate cycles. The Company will periodically assess and adjust the vendor models when appropriate to include its own available observations and expectations. In 2023, the Company updated its version of the vendor prepayment model to better support the transition from London Interbank Offered Rate to Secured Overnight Financing Rate (“SOFR”) indexed loans and updated tuning factors to slow prepayment speeds on single-family residential mortgages to better align them with actual and expected prepayments.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of March 31, 2024 and December 31, 2023, on a balance sheet assuming flat forward rates and flat loan and deposit growth on the date of analysis. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	March 31, 2024	December 31, 2023
+200	2.7%	1.3%
+100	2.0%	1.2%
-100	(3.2)%	(1.8)%
-200	(6.6)%	(4.1)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income increased as of March 31, 2024. This increase reflects updated deposit product mix assumptions, which better reflect the expected repricing profile of the CD portfolio and the amount of noninterest-bearing deposits for the shocked interest rate scenarios.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	March 31, 2024	December 31, 2023
+200 Rate Ramp	2.8%	0.8%
+100 Rate Ramp	1.6%	0.5%
-100 Rate Ramp	(1.8)%	(0.6)%
-200 Rate Ramp	(3.6)%	(1.3)%

As of March 31, 2024, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of March 31, 2024, the Company designated interest rate contracts with a notional amount of $5.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.8% of the base net interest income for every 100 bps change in interest rate.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of March 31, 2024 and December 31, 2023. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	EVE Volatility (1)
Change in Interest Rates (in bps)	March 31, 2024	December 31, 2023
+200	(10.4)%	(10.3)%
+100	(4.9)%	(5.4)%
-100	2.6%	3.0%
-200	5.1%	6.0%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of March 31, 2024, the Company’s EVE is expected to decrease when interest rates rise. The change in EVE sensitivity was due to changes in the structure of the balance sheet as well as changes in the underlying valuations and durations of assets and liabilities.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. The Company uses interest rate swaps to hedge the variability in interest received on certain floating-rate commercial loans and interest paid on certain floating-rate borrowings. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering any hedge accounting activity, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2024, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risks as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
($ in thousands)	Interest Rate Contracts Hedging Loans (1)(2)(3)	Interest Rate Contracts Hedging Loans (1)(2)(3)
Cash flow hedges
Notional amount	$4,000,000	$4,000,000
Weighted average:
Receive rate	4.95%	4.95%
Pay rate	7.31%	7.32%
Remaining term (in months)	32.8	35.8

($ in thousands)	Foreign Exchange Contracts	Foreign Exchange Contracts
Net investment hedges
Notional amount	$—	$81,480
Hedged percentage (4)	—%	44%
Remaining term (in months)	—	2.7

NA — Not applicable.
(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on SOFR or Prime.
(2)Excludes interest rate collars in total notional amount of $250 million as of both March 31, 2024 and December 31, 2023.
(3)Excludes forward-starting swaps in total notional amount of $1.0 billion not effective as of both March 31, 2024 and December 31, 2023.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited. The Company does not have active net investment hedges as of March 31, 2024.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2023 Form 10-K, Note 3 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements:

•allowance for credit losses;
•fair value estimates;
•goodwill impairment; and
•income taxes.
For additional information on the Company’s critical accounting estimates involving significant judgments, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2023 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-Q are return on average TCE, adjusted efficiency ratio, adjusted diluted EPS, and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended March 31,
($ in thousands)		2024	2023
Net income	(a)	$285,075	$322,439
Add: Amortization of core deposit intangibles		—	441
Amortization of mortgage servicing assets		308	356
Tax effect of amortization adjustments (1)		(91)	(233)
Tangible net income (non-GAAP)	(b)	$285,292	$323,003

Average stockholders’ equity	(c)	$6,992,558	$6,183,324
Less: Average goodwill		(465,697)	(465,697)
Average other intangible assets (2)		(6,473)	(7,696)
Average tangible book value (non-GAAP)	(d)	$6,520,388	$5,709,931

ROE (3)	(a)/(c)	16.40%	21.15%
Return on average TCE (3) (non-GAAP)	(b)/(d)	17.60%	22.94%

		Three Months Ended March 31,
($ in thousands)		2024	2023
Net interest income before provision for credit losses	(a)	$565,139	$599,861
Total noninterest income		78,988	59,978
Total revenue	(b)	$644,127	$659,839
Noninterest income		78,988	59,978
Add: Net loss on AFS debt security (4)		—	10,000
Adjusted noninterest income (non-GAAP)	(c)	78,988	69,978
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$644,127	$669,839

Total noninterest expense	(e)	$246,875	$218,447
Less: Amortization of tax credit and other investments		(13,207)	(10,110)
Amortization of core deposit intangibles		—	(441)
FDIC charge (5)		(10,305)	—
Repurchase agreements’ extinguishment cost (6)		—	(3,872)
Adjusted noninterest expense (non-GAAP)	(f)	$223,363	$204,024

Efficiency ratio	(e)/(b)	38.33%	33.11%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	34.68%	30.46%

		Three Months Ended March 31,
($ and shares in thousands, except per share data)		2024	2023
Net income	(a)	$285,075	$322,439
Add: FDIC charge (5)		10,305	—
Net loss on AFS debt security (4)		—	10,000
Tax effect of adjustment (1)		(3,046)	(2,929)
Adjusted net income (non-GAAP)	(b)	$292,334	$329,510

Diluted weighted-average number of shares outstanding	(c)	$140,261	$141,913
Diluted EPS	(a)/(c)	2.03	2.27
Add: FDIC charge (5)		0.05	—
Net loss on AFS debt security (4)		—	0.05
Adjusted diluted EPS (non-GAAP)	(b)/(c)	$2.08	$2.32

(1)Applied statutory tax rate of 29.56% for the first quarter of 2024 and 29.29% for the first quarter of 2023.
(2)Includes core deposit intangibles and mortgage servicing assets.
(3)Annualized.
(4)Represents the net loss related to an AFS debt security that was written-off in the first quarter of 2023.
(5)During the first quarter of 2024, the Company recorded a $10 million pre-tax FDIC charge (included in Deposit insurance premiums and regulatory assessments on the Consolidated Statement of Income).
(6)The Company prepaid $300 million of repurchase agreements and incurred a debt extinguishment cost of $4 million in the first quarter of 2023.

($ and shares in thousands, except per share data)		March 31, 2024	December 31, 2023
Stockholders’ equity	(a)	$7,023,232	$6,950,834
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (1)		(6,234)	(6,602)
Tangible book value (non-GAAP)	(b)	$6,551,301	$6,478,535

Number of common shares at period-end	(c)	139,121	140,027
Book value per share	(a)/(c)	$50.48	$49.64
Tangible book value per share (non-GAAP)	(b)/(c)	$47.09	$46.27

(1)Includes core deposit intangibles and mortgage servicing assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2023 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the first quarter of 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
January	—	$—	—	$172
February	1,181,851	$69.76	1,181,851	$89
March	—	$—	—	$89
First quarter	1,181,851	$69.76	1,181,851

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)On March 3, 2020, the Company’s Board of Directors authorized, and the Company announced, a stock repurchase program under which the Company may repurchase up to $500 million of its common stock. The stock repurchase authorization has no expiration date.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

10.1	Amendment to Employment Agreement — Dominic Ng.* Filed herewith.

10.2	Amendment to Employment Agreement — Douglas Krause.* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	IAR	Independent Asset Review
ASC	Accounting Standards Codification	LCH	London Clearing House
ASU	Accounting Standards Update	LGD	Loss given default
BTFP	Bank Term Funding Program	LTV	Loan-to-value
C&I	Commercial and industrial	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CD	Certificate of deposit	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NRSRO	Nationally recognized statistical rating organizations
CLO	Collateralized loan obligations	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	PAM	Proportional amortization method
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	RMB	Chinese Renminbi
DIF	Deposit Insurance Fund	ROA	Return on average assets
EPS	Earnings per share	ROC	Risk Oversight Committee
ERM	Enterprise risk management	ROE	Return on average common equity
EVE	Economic value of equity	RPA	Credit risk participation agreement
FASB	Financial Accounting Standards Board	RSU	Restricted stock unit
FDIC	Federal Deposit Insurance Corporation	SBLC	Standby letters of credit
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FRBSF	Federal Reserve Bank of San Francisco	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TCE	Tangible Common Equity
GAAP	Generally Accepted Accounting Principles	U.S.	United States
GDP	Gross Domestic Product	USD	U.S. dollar
GNMA	Government National Mortgage Association

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2024

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer