Form 10-Q
period 2024-06-30
EAST WEST BANCORP INC
filed 2024-08-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 138,605,194 shares as of July 31, 2024.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (this “Form 10-Q”) contain “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “us,” “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties.

Factors that might cause future results to differ materially from historical performance and any forward-looking statements include, but are not limited to:

•changes in local, regional and global business, economic and political conditions, and natural or geopolitical events;
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other industry volatility, including potential increased regulatory requirements, Federal Deposit Insurance Corporation insurance premiums and assessments, and deposit withdrawals;
•changes in laws or the regulatory environment, including trade, monetary and fiscal policies and laws and current or potential disputes between the U.S. and the People’s Republic of China;
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
•changes in key variable market interest rates, competition, regulatory requirements and product mix;
•changes in the Company’s costs of operation, compliance and expansion;
•disruption, failure in, or breach of, the Company’s operational or security systems or infrastructure, or those of third-party vendors with which the Company does business, including as a result of cyber-attacks, and the disclosure or misuse of confidential information;
•the adequacy of the Company’s risk management framework;
•future credit quality and performance, including expectations regarding future credit losses and allowance levels;
•adverse changes to the Company’s credit ratings;
•legal proceedings, regulatory investigations and their resolution;
•the Company’s capital requirements and its ability to generate capital internally or raise capital on favorable terms;
•the impact on the Company’s liquidity due to changes in the Company’s ability to receive dividends from its subsidiaries; and
•any strategic acquisitions or divestitures and the introduction of new or expanded products and services or other events that may directly or indirectly result in a negative impact on the financial performance of the Company and its customers.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$460,611	$444,793
Interest-bearing cash with banks	3,905,080	4,170,191
Cash and cash equivalents	4,365,691	4,614,984
Interest-bearing deposits with banks	24,530	10,498
Securities purchased under resale agreements (“resale agreements”)	485,000	785,000
Securities:
Available-for-sale (“AFS”) debt securities, at fair value (amortized cost of $9,644,377 and $6,916,491)	8,923,528	6,188,337
Held-to-maturity (“HTM”) debt securities, at amortized cost (fair value of $2,405,227 and $2,453,971)	2,938,250	2,956,040
Loans held-for-sale	18,909	116
Loans held-for-investment (net of allowance for loan losses of $683,794 and $668,743)	52,084,115	51,542,039
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	956,428	905,036
Premises and equipment (net of accumulated depreciation of $162,030 and $157,622)	81,675	86,370
Goodwill	465,697	465,697
Operating lease right-of-use assets	81,941	94,024
Other assets	2,042,508	1,964,743
TOTAL	$72,468,272	$69,612,884
LIABILITIES
Deposits:
Noninterest-bearing	$14,922,741	$15,539,872
Interest-bearing	45,077,044	40,552,566
Total deposits	59,999,785	56,092,438
Bank Term Funding Program (“BTFP”) borrowings	—	4,500,000
Federal Home Loan Bank (“FHLB”) advances	3,500,000	—
Long-term debt and finance lease liabilities	36,141	153,011
Operating lease liabilities	89,644	102,353
Accrued expenses and other liabilities	1,627,588	1,814,248
Total liabilities	65,253,158	62,662,050
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,882,407 and 169,372,230 shares issued	170	169
Additional paid-in capital	2,007,388	1,980,818
Retained earnings	6,873,653	6,465,230
Treasury stock, at cost 31,277,970 and 29,344,863 shares	(1,011,924)	(874,787)
Accumulated other comprehensive loss (“AOCI”), net of tax	(654,173)	(620,596)
Total stockholders’ equity	7,215,114	6,950,834
TOTAL	$72,468,272	$69,612,884

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$868,441	$771,264	$1,734,830	$1,499,650
Debt securities	111,732	68,970	187,124	134,901
Resale agreements	1,885	3,969	8,000	8,472
Restricted equity securities	2,950	936	4,289	1,975
Interest-bearing cash and deposits with banks	49,406	60,995	123,788	96,642
Total interest and dividend income	1,034,414	906,134	2,058,031	1,741,640
INTEREST EXPENSE
Deposits	431,482	287,477	837,681	504,271
Federal funds purchased and other short-term borrowings	32	49,032	42,138	57,857
FHLB advances	48,840	—	56,579	6,430
Securities sold under repurchase agreements (“repurchase agreements”)	58	211	93	1,263
Long-term debt and finance lease liabilities	773	2,668	3,172	5,212
Total interest expense	481,185	339,388	939,663	575,033
Net interest income before provision for credit losses	553,229	566,746	1,118,368	1,166,607
Provision for credit losses	37,000	26,000	62,000	46,000
Net interest income after provision for credit losses	516,229	540,746	1,056,368	1,120,607
NONINTEREST INCOME
Deposit account fees	25,649	23,369	50,597	46,423
Lending fees	24,340	20,901	47,265	41,487
Foreign exchange income	12,924	12,167	24,393	23,476
Wealth management fees	9,478	6,944	18,115	13,291
Customer derivative income	5,764	7,373	9,514	9,937
Net gains (losses) on sales of loans	56	(7)	15	(29)
Net gains (losses) on AFS debt securities	1,785	—	1,834	(10,000)
Other investment income	586	4,003	3,401	5,924
Other income	4,091	3,881	8,527	8,100
Total noninterest income	84,673	78,631	163,661	138,609
NONINTEREST EXPENSE
Compensation and employee benefits	133,588	124,937	275,400	254,591
Occupancy and equipment expense	15,031	16,088	30,261	31,675
Deposit insurance premiums and regulatory assessments	10,708	8,262	30,357	16,172
Deposit account expense	12,050	10,559	24,238	20,168
Computer software and data processing expenses	11,392	10,692	22,736	21,399
Other operating expense	37,613	35,337	71,058	70,207
Amortization of tax credit and CRA investments	16,052	55,914	29,259	66,024
Total noninterest expense	236,434	261,789	483,309	480,236
INCOME BEFORE INCOME TAXES	364,468	357,588	736,720	778,980
INCOME TAX EXPENSE	76,238	45,557	163,415	144,510
NET INCOME	$288,230	$312,031	$573,305	$634,470
EARNINGS PER SHARE (“EPS”)
BASIC	$2.07	$2.21	$4.12	$4.49
DILUTED	$2.06	$2.20	$4.09	$4.47
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	138,980	141,468	139,195	141,291
DILUTED	139,801	141,876	140,047	141,910

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$288,230	$312,031	$573,305	$634,470
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	7,516	(43,618)	5,199	7,701
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,708	2,816	5,396	5,578
Net changes in unrealized losses on cash flow hedges	(353)	(53,887)	(46,683)	(25,274)
Foreign currency translation adjustments	(1,311)	(7,249)	2,511	(4,308)
Other comprehensive income (loss)	8,560	(101,938)	(33,577)	(16,303)
COMPREHENSIVE INCOME	$296,790	$210,093	$539,728	$618,167

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2023	141,395,800	$1,947,687	$5,832,291	$(790,653)	$(679,994)	$6,309,331
Net income	—	—	312,031	—	—	312,031
Other comprehensive loss	—	—	—	—	(101,938)	(101,938)
Issuance of common stock pursuant to various stock compensation plans and agreements	111,097	12,097	—	—	—	12,097
Repurchase of common stock pursuant to various stock compensation plans and agreements	(23,229)	—	—	(1,237)	—	(1,237)
Cash dividends on common stock ($0.48 per share)	—	—	(68,587)	—	—	(68,587)
BALANCE, JUNE 30, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697
BALANCE, APRIL 1, 2024	139,121,162	$1,993,976	$6,662,919	$(970,930)	$(662,733)	$7,023,232
Net income	—	—	288,230	—	—	288,230
Other comprehensive income	—	—	—	—	8,560	8,560
Issuance of common stock pursuant to various stock compensation plans and agreements	46,938	13,582	—	—	—	13,582
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,018)	—	—	(214)	—	(214)
Repurchase of common stock pursuant to the stock repurchase program	(560,645)	—	—	(40,780)	—	(40,780)
Cash dividends on common stock ($0.55 per share)	—	—	(77,496)	—	—	(77,496)
BALANCE, JUNE 30, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	634,470	—	—	634,470
Other comprehensive loss	—	—	—	—	(16,303)	(16,303)
Issuance of common stock pursuant to various stock compensation plans and agreements	851,819	23,227	—	—	—	23,227
Repurchase of common stock pursuant to various stock compensation plans and agreements	(315,997)	—	—	(23,028)	—	(23,028)
Cash dividends on common stock ($0.96 per share)	—	—	(137,019)	—	—	(137,019)
BALANCE, JUNE 30, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (2)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	573,305	—	—	573,305
Other comprehensive loss	—	—	—	—	(33,577)	(33,577)
Issuance of common stock pursuant to various stock compensation plans and agreements	510,177	26,571	—	—	—	26,571
Repurchase of common stock pursuant to various stock compensation plans and agreements	(190,611)	—	—	(13,916)	—	(13,916)
Repurchase of common stock pursuant to the stock repurchase plan	(1,742,496)	—	—	(123,221)		(123,221)
Cash dividends on common stock ($1.10 per share)	—	—	(155,400)	—	—	(155,400)
BALANCE, JUNE 30, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114

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
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$573,305	$634,470
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	62,000	46,000
Depreciation and amortization	100,372	106,579
Amortization of premiums (accretion of discount), net	6,054	(10,489)
Stock compensation costs	23,654	20,439
Deferred income tax (benefit) expense	(8,963)	1,098
Net (gains) losses on sales of loans	(15)	29
Net (gains) losses on AFS debt securities	(1,834)	10,000
Impairment on other real estate owned (“OREO”) and other foreclosed assets	2,576	—
Net gains on sales of OREO and other foreclosed assets	—	(3,071)
Loans held-for-sale:
Originations and purchases	(850)	—
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	992	—
Distributions received from equity method investees	3,556	2,696
Net change in accrued interest receivable and other assets	(6,640)	(273,537)
Net change in accrued expenses and other liabilities	(222,985)	(55,634)
Other operating activities, net	(5,811)	1,225
Total adjustments	(47,894)	(154,665)
Net cash provided by operating activities	525,411	479,805
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(150,217)	(69,946)
Interest-bearing deposits with banks	(14,226)	121,774
Assets purchased under resale agreements:
Proceeds from paydowns and maturities	300,000	169,917
Purchases	—	(12,725)
AFS debt securities:
Proceeds from sales	1,252,859	—
Proceeds from repayments, maturities and redemptions	807,695	623,108
Purchases	(4,854,571)	(594,214)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	25,577	33,882
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	376,456	302,811
Purchases	(390,440)	(272,637)
Other changes in loans held-for-investment, net	(562,088)	(1,649,160)
Redemption of trust preferred securities	3,558	—
Proceeds from sales of OREO and other foreclosed assets	7,648	3,341
Distributions received from equity method investees	5,173	13,113
Purchases of FHLB stock	(84,666)	—
Other investing activities, net	(7,052)	(9,511)
Net cash used in investing activities	(3,284,294)	(1,340,247)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	3,921,454	(262,287)
Net change in short-term borrowings	(4,500,000)	4,500,017
FHLB advances:
Proceeds	3,500,000	6,000,000
Repayment	—	(6,000,000)
Repurchase agreements:
Repayment	—	(300,000)
Extinguishment cost	—	(3,872)
Long-term debt and lease liabilities:
Repayment of junior subordinated debt and lease liabilities	(117,020)	(421)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,580	1,563
Stock tendered for payment of withholding taxes	(13,916)	(23,028)
Repurchase of common stocks pursuant to the stock repurchase program	(123,221)	—
Cash dividends paid	(155,867)	(138,914)
Net cash provided by financing activities	2,513,010	3,773,058
Effect of exchange rate changes on cash and cash equivalents	(3,420)	(16,513)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(249,293)	2,896,103
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,614,984	3,481,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,365,691	$6,377,887

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,082,024	$504,774
Income taxes, net	$232,191	$255,432
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$339,615	$280,026
Loans transferred to OREO and other foreclosed assets	$31,863	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of June 30, 2024, East West also has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust is not included on the Consolidated Financial Statements.

The unaudited interim Consolidated Financial Statements are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the Company’s 2023 Form 10-K, and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2023 Form 10-K.

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

The following standards were also adopted on January 1, 2024, but they did not have a material impact on the Company’s Consolidated Financial Statements:

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

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares the inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the valuation inputs and methodology furnished by third-party pricing service providers for each security category. On an annual basis, the Company assesses the reasonableness of broker pricing by reviewing the related pricing methodologies. This review includes corroborating pricing with market data, performing pricing input reviews under current market-related conditions, and investigating security pricing by instrument as needed.

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

Equity Securities — Equity securities consist of mutual funds and Visa Inc. (“Visa”) Class C common stock (“Visa C shares”). The Company invested in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

As of December 31, 2023, the Company held Visa Class B common stock (“Visa B shares”), which were subject to certain transfer restrictions and held at cost. On January 24, 2024, Visa filed a Certificate of Amendment and an eighth Restated Certificate of Incorporation that redenominated the Visa B shares to Visa Class B-1 common stock (“Visa B-1 shares”). On April 8, 2024, Visa commenced a public offering to permit the exchange of Visa B-1 shares for a combination of shares of Visa Class B-2 common stock (“Visa B-2 shares”) and Visa C shares. In exchange for the Company’s 2,266 Visa B-1 shares, the Company received 1,133 Visa B-2 shares and 449 Visa C shares. The Visa B-2 shares remain subject to the same transfer restrictions and will continue to be held at cost. As the Visa C shares are convertible into Visa’s publicly traded Class A common stock (“Visa A shares”) following a lock-up period, the Company recognized the Visa C shares at fair value of $471 thousand as of June 30, 2024 and recorded a gain of $422 thousand for the three months ended June 30, 2024, based on the closing price of the Visa A shares. As the fair value of the Visa C shares is determined by quoted prices on an active exchange market, the Visa C shares are classified as Level 1.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the applicable foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. In addition, the Bank managed its foreign currency exposure in the net investment in its China subsidiary, East West Bank (China) Limited, a non-U.S. dollar (“USD”) functional currency subsidiary, with foreign currency non-deliverable forward contracts. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

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

In connection with the Company’s acquisition of a 49.99% equity interest in Rayliant Global Advisors Limited (“Rayliant”) during the third quarter of 2023, the Company granted 349,138 performance-based restricted stock units (“RSUs”) as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on Rayliant meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and operating EBITDA of Rayliant to be achieved during the future performance period, and these performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$623,757	$—	$—	$623,757
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	260,388	—	260,388
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	444,847	—	444,847
Residential mortgage-backed securities	—	5,718,818	—	5,718,818
Municipal securities	—	256,563	—	256,563
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	320,637	—	320,637
Residential mortgage-backed securities	—	474,618	—	474,618
Corporate debt securities	—	507,130	—	507,130
Foreign government bonds	—	233,724	—	233,724
Asset-backed securities	—	38,593	—	38,593
Collateralized loan obligations (“CLOs”)	—	44,453	—	44,453
Total AFS debt securities	$623,757	$8,299,771	$—	$8,923,528

Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,443	$4,159	$—	$24,602
Total affordable housing partnership, tax credit and CRA investments, net	$20,443	$4,159	$—	$24,602

Other assets
Equity securities (2)	$471	$—	$—	$471
Total other assets	$471	$—	$—	$471

Derivative assets:
Interest rate contracts	$—	$459,590	$—	$459,590
Foreign exchange contracts	—	33,684	—	33,684
Equity contracts	—	—	240	240
Commodity contracts	—	60,946	—	60,946
Gross derivative assets	$—	$554,220	$240	$554,460
Netting adjustments (3)	$—	$(441,810)	$—	$(441,810)
Net derivative assets	$—	$112,410	$240	$112,650

Derivative liabilities:
Interest rate contracts	$—	$501,514	$—	$501,514
Foreign exchange contracts	—	25,598	—	25,598
Equity contracts (4)	—	—	15,119	15,119
Credit contracts	—	14	—	14
Commodity contracts	—	70,900	—	70,900
Gross derivative liabilities	$—	$598,026	$15,119	$613,145
Netting adjustments (3)	$—	$(109,190)	$—	$(109,190)
Net derivative liabilities	$—	$488,836	$15,119	$503,955

Refer to footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,060,375	$—	$—	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	364,446	—	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	468,259	—	468,259
Residential mortgage-backed securities	—	1,727,594	—	1,727,594
Municipal securities	—	261,016	—	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	367,516	—	367,516
Residential mortgage-backed securities	—	553,671	—	553,671
Corporate debt securities	—	502,425	—	502,425
Foreign government bonds	—	227,874	—	227,874
Asset-backed securities	—	42,300	—	42,300
CLOs	—	612,861	—	612,861
Total AFS debt securities	$1,060,375	$5,127,962	$—	$6,188,337

Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,509	$4,150	$—	$24,659
Affordable housing partnership, tax credit and CRA investments, net	$20,509	$4,150	$—	$24,659

Derivative assets:
Interest rate contracts	$—	$473,907	$—	$473,907
Foreign exchange contracts	—	57,072	—	57,072
Credit contracts	—	1	—	1
Equity contracts	—	—	336	336
Commodity contracts	—	79,604	—	79,604
Gross derivative assets	$—	$610,584	$336	$610,920
Netting adjustments (3)	$—	$(312,792)	$—	$(312,792)
Net derivative assets	$—	$297,792	$336	$298,128

Derivative liabilities:
Interest rate contracts	$—	$433,936	$—	$433,936
Foreign exchange contracts	—	42,564	—	42,564
Equity contracts (4)	—	—	15,119	15,119
Credit contracts	—	25	—	25
Commodity contracts	—	121,670	—	121,670
Gross derivative liabilities	$—	$598,195	$15,119	$613,314
Netting adjustments (3)	$—	$(76,170)	$—	$(76,170)
Net derivative liabilities	$—	$522,025	$15,119	$537,144

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $5.2 billion and $1.2 billion of fair value as of June 30, 2024 and December 31, 2023, respectively.
(2)Represents the Visa C shares recognized at fair value in Other assets on the Consolidated Balance Sheet and recorded gain in Other investment income on the Consolidated Statement of Income. See Note 3 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for additional information.
(3)Represents the balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(4)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

For the three and six months ended June 30, 2024 and 2023, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Derivative assets:
Equity contracts
Beginning balance	$330	$277	$336	$323
Total losses included in earnings (1)	(90)	(14)	(96)	(60)
Ending balance	$240	$263	$240	$263
Derivative liabilities:
Equity contracts (2)
Beginning balance	$15,119	$—	$15,119	$—
Total gains (losses) included in earnings	—	—	—	—
Ending balance	$15,119	$—	$15,119	$—

(1)Includes unrealized losses recorded in Lending fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2024 and December 31, 2023. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
June 30, 2024
Derivative assets:
Equity contracts	$240	Black-Scholes option pricing model	Equity volatility	34% — 48%	44%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2023
Derivative assets:
Equity contracts	$336	Black-Scholes option pricing model	Equity volatility	37% — 48%	45%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of both June 30, 2024 and December 31, 2023.
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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence and secures applicable internal and external approval on its affordable housing partnership, tax credit and CRA investments prior to the closing date and initial funding date and through the placed-in-service date. Subsequent to closing, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s financial statements, production reports and annual tax returns, the annual financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$44,605	$44,605
Commercial real estate (“CRE”):
CRE	—	—	17,069	17,069
Construction and land	—	—	11,316	11,316
Total commercial	—	—	72,990	72,990
Consumer:
Residential mortgage:
Single-family residential	—	—	92	92
Total consumer	—	—	92	92
Total loans held-for-investment	$—	$—	$73,082	$73,082
OREO (1)	$—	$—	$8,565	$8,565

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and includes in Other assets on the Consolidated Balance Sheet.

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

The following table presents the decrease in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Loans held-for-investment:
Commercial:
C&I	$(14,764)	$(10,419)	$(24,769)	$(11,674)
CRE:
CRE	(2,260)	(2,252)	(2,260)	(2,252)
Construction and land	(920)	—	(2,144)	—
Total CRE	(3,180)	(2,252)	(4,404)	(2,252)
Total commercial	(17,944)	(12,671)	(29,173)	(13,926)
Consumer:
Residential mortgage:
Single-family residential	(23)	—	(1,407)	—
Total consumer	(23)	—	(1,407)	—
Total loans held-for-investment	$(17,967)	$(12,671)	$(30,580)	$(13,926)
Affordable housing partnership, tax credit and CRA investments, net	$—	$(961)	$—	$(787)
OREO	$(2,576)	$—	$(2,576)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
June 30, 2024
Loans held-for-investment	$7,219	Fair value of collateral	Discount	20% — 50%	24%	(1)
	$13,793	Fair value of collateral	Contract value	NM	NM
	$52,070	Fair value of property	Selling cost	8% — 20%	10%	(1)
OREO	$8,565	Fair value of property	Selling cost	8%	8%

December 31, 2023
Loans held-for-investment	$16,328	Fair value of collateral	Discount	15% — 75%	45%	(1)
	$3,009	Fair value of collateral	Contract value	NM	NM
	$26,555	Fair value of property	Selling cost	8%	8%
Affordable housing partnership, tax credit and CRA investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2024 and December 31, 2023.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	June 30, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,365,691	$4,365,691	$—	$—	$4,365,691
Interest-bearing deposits with banks	$24,530	$—	$24,530	$—	$24,530
Resale agreements	$485,000	$—	$390,522	$—	$390,522
HTM debt securities	$2,938,250	$487,707	$1,917,520	$—	$2,405,227
Restricted equity securities, at cost	$165,164	$—	$165,164	$—	$165,164
Loans held-for-sale	$18,909	$—	$18,909	$—	$18,909
Loans held-for-investment, net	$52,084,115	$—	$—	$50,340,499	$50,340,499
Mortgage servicing rights	$5,903	$—	$—	$10,385	$10,385
Accrued interest receivable	$329,442	$—	$329,442	$—	$329,442
Financial liabilities:
Demand, checking, savings and money market deposits	$38,229,098	$—	$38,229,098	$—	$38,229,098
Time deposits	$21,770,687	$—	$21,726,174	$—	$21,726,174
FHLB advances	$3,500,000	$—	$3,504,276	$—	$3,504,276
Long-term debt	$31,844	$—	$30,316	$—	$30,316
Accrued interest payable	$63,078	$—	$63,078	$—	$63,078

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,614,984	$4,614,984	$—	$—	$4,614,984
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$785,000	$—	$699,056	$—	$699,056
HTM debt securities	$2,956,040	$488,551	$1,965,420	$—	$2,453,971
Restricted equity securities, at cost	$79,811	$—	$79,811	$—	$79,811
Loans held-for-sale	$116	$—	$116	$—	$116
Loans held-for-investment, net	$51,542,039	$—	$—	$50,256,565	$50,256,565
Mortgage servicing rights	$6,602	$—	$—	$9,470	$9,470
Accrued interest receivable	$331,490	$—	$331,490	$—	$331,490
Financial liabilities:
Demand, checking, savings and money market deposits	$38,048,974	$—	$38,048,974	$—	$38,048,974
Time deposits	$18,043,464	$—	$18,004,951	$—	$18,004,951
BTFP borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,249	$—	$150,896	$—	$150,896
Accrued interest payable	$205,430	$—	$205,430	$—	$205,430

Note 4 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2024 and December 31, 2023.

Securities Purchased under Resale Agreements — Total securities purchased under resale agreements were $485 million and $785 million as of June 30, 2024 and December 31, 2023, respectively. The weighted-average yields were 1.56% and 2.42% for the three months ended June 30, 2024 and 2023, respectively; and 2.66% and 2.46% for the six months ended June 30, 2024 and 2023, respectively.

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

The following table presents the resale agreements included on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023:

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
Resale agreements as of June 30, 2024	$485,000	$—	$485,000	$(402,645)	$82,355

Resale agreements as of December 31, 2023	$785,000	$—	$785,000	$(715,358)	$69,642

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,291	$—	$(52,534)	$623,757
U.S. government agency and U.S. government-sponsored enterprise debt securities	309,956	—	(49,568)	260,388
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	498,281	113	(53,547)	444,847
Residential mortgage-backed securities	5,956,800	3,109	(241,091)	5,718,818
Municipal securities	295,437	34	(38,908)	256,563
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	360,613	—	(39,976)	320,637
Residential mortgage-backed securities	564,414	—	(89,796)	474,618
Corporate debt securities	653,501	—	(146,371)	507,130
Foreign government bonds	245,523	1,101	(12,900)	233,724
Asset-backed securities	39,061	—	(468)	38,593
CLOs	44,500	—	(47)	44,453
Total AFS debt securities	9,644,377	4,357	(725,206)	8,923,528
HTM debt securities:
U.S. Treasury securities	532,294	—	(44,587)	487,707
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,003,094	—	(200,199)	802,895
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	490,502	—	(90,358)	400,144
Residential mortgage-backed securities	724,039	—	(151,928)	572,111
Municipal securities	188,321	—	(45,951)	142,370
Total HTM debt securities	2,938,250	—	(533,023)	2,405,227
Total debt securities	$12,582,627	$4,357	$(1,258,229)	$11,328,755

	December 31, 2023
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,112,587	$101	$(52,313)	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	—	(47,640)	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	531,377	158	(63,276)	468,259
Residential mortgage-backed securities	1,956,927	380	(229,713)	1,727,594
Municipal securities	297,283	75	(36,342)	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	409,578	—	(42,062)	367,516
Residential mortgage-backed securities	643,335	—	(89,664)	553,671
Corporate debt securities	653,501	—	(151,076)	502,425
Foreign government bonds	239,333	69	(11,528)	227,874
Asset-backed securities	43,234	—	(934)	42,300
CLOs	617,250	—	(4,389)	612,861
Total AFS debt securities	6,916,491	783	(728,937)	6,188,337
HTM debt securities:
U.S. Treasury securities	529,548	—	(40,997)	488,551
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	—	(186,904)	814,932
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	493,348	—	(88,968)	404,380
Residential mortgage-backed securities	742,436	—	(142,119)	600,317
Municipal securities	188,872	—	(43,081)	145,791
Total HTM debt securities	2,956,040	—	(502,069)	2,453,971
Total debt securities	$9,872,531	$783	$(1,231,006)	$8,642,308

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of both June 30, 2024 and December 31, 2023, the accrued interest receivables were $44 million. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $5.2 billion of both amortized cost and fair value as of June 30, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(3)Includes GNMA HTM debt securities totaling $89 million of amortized cost and $71 million of fair value as of June 30, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,757	$(52,534)	$623,757	$(52,534)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	260,388	(49,568)	260,388	(49,568)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	440,214	(53,547)	440,214	(53,547)
Residential mortgage-backed securities	2,778,124	(5,016)	1,570,970	(236,075)	4,349,094	(241,091)
Municipal securities	3,337	(32)	250,949	(38,876)	254,286	(38,908)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	320,637	(39,976)	320,637	(39,976)
Residential mortgage-backed securities	—	—	474,618	(89,796)	474,618	(89,796)
Corporate debt securities	—	—	507,130	(146,371)	507,130	(146,371)
Foreign government bonds	18,768	(66)	87,166	(12,834)	105,934	(12,900)
Asset-backed securities	—	—	38,593	(468)	38,593	(468)
CLOs	—	—	44,453	(47)	44,453	(47)
Total AFS debt securities	$2,800,229	$(5,114)	$4,618,875	$(720,092)	$7,419,104	$(725,206)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,978	$(52,313)	$623,978	$(52,313)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	364,446	(47,640)	364,446	(47,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	463,572	(63,276)	463,572	(63,276)
Residential mortgage-backed securities	9,402	(558)	1,661,112	(229,155)	1,670,514	(229,713)
Municipal securities	2,825	(15)	254,773	(36,327)	257,598	(36,342)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	2,742	(4)	364,774	(42,058)	367,516	(42,062)
Residential mortgage-backed securities	—	—	553,671	(89,664)	553,671	(89,664)
Corporate debt securities	—	—	502,425	(151,076)	502,425	(151,076)
Foreign government bonds	110,955	(144)	88,616	(11,384)	199,571	(11,528)
Asset-backed securities	—	—	42,300	(934)	42,300	(934)
CLOs	—	—	612,861	(4,389)	612,861	(4,389)
Total AFS debt securities	$125,924	$(721)	$5,532,528	$(728,216)	$5,658,452	$(728,937)

As of June 30, 2024, the Company had 567 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 304 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities and 91 non-agency mortgage-backed securities. In comparison, as of December 31, 2023, the Company had 547 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 255 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of June 30, 2024 were mainly comprised of the following:

•Corporate debt securities — The market value decline as of June 30, 2024 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in 2023, these securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value decline as of June 30, 2024 was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both June 30, 2024 and December 31, 2023, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both June 30, 2024 and December 31, 2023. In addition, there was no provision for credit losses recognized for the three and six months ended June 30, 2024 and 2023.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of June 30, 2024, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both June 30, 2024 and December 31, 2023. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gross realized gains from sales	$1,785	$—	$1,834	$—
Impairment write-off (1)	$—	$—	$—	$(10,000)
Related tax expense (benefit)	$528	$—	$542	$(2,956)

(1)During the first quarter of 2023, the Company recognized a $10 million impairment write-off on a subordinated debt security as a component of noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Taxable interest	$106,690	$64,139	$177,018	$125,188
Nontaxable interest	5,042	4,831	10,106	9,713
Total interest income on debt securities	$111,732	$68,970	$187,124	$134,901

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of June 30, 2024. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$34,929	$641,362	$—	$—	$676,291
Fair value	34,182	589,575	—	—	623,757
Weighted-average yield (1)	1.83%	1.17%	—%	—%	1.21%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	1,238	44,158	127,831	136,729	309,956
Fair value	1,208	41,133	107,143	110,904	260,388
Weighted-average yield (1)	2.52%	1.07%	1.59%	2.33%	1.85%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	3,565	41,983	126,229	6,283,304	6,455,081
Fair value	3,483	39,915	116,502	6,003,765	6,163,665
Weighted-average yield (1) (2)	2.74%	2.98%	2.82%	5.46%	5.39%
Municipal securities
Amortized cost	3,605	33,531	9,619	248,682	295,437
Fair value	3,543	31,354	8,793	212,873	256,563
Weighted-average yield (1) (2)	2.43%	2.29%	3.22%	2.23%	2.27%
Non-agency mortgage-backed securities
Amortized cost	75,391	20,848	—	828,788	925,027
Fair value	74,622	20,385	—	700,248	795,255
Weighted-average yield (1)	6.89%	4.00%	—%	2.50%	2.89%
Corporate debt securities
Amortized cost	—	—	349,501	304,000	653,501
Fair value	—	—	297,135	209,995	507,130
Weighted-average yield (1)	—%	—%	3.50%	1.97%	2.79%
Foreign government bonds
Amortized cost	18,834	126,689	50,000	50,000	245,523
Fair value	18,768	127,790	49,782	37,384	233,724
Weighted-average yield (1)	3.61%	2.22%	5.72%	1.50%	2.89%
Asset-backed securities
Amortized cost	—	—	—	39,061	39,061
Fair value	—	—	—	38,593	38,593
Weighted-average yield (1)	—%	—%	—%	6.06%	6.06%
CLOs
Amortized cost	—	—	44,500	—	44,500
Fair value	—	—	44,453	—	44,453
Weighted-average yield (1)	—%	—%	6.79%	—%	6.79%
Total AFS debt securities
Amortized cost	$137,562	$908,571	$707,680	$7,890,564	$9,644,377
Fair value	$135,806	$850,152	$623,808	$7,313,762	$8,923,528
Weighted-average yield (1)	4.89%	1.50%	3.39%	4.84%	4.42%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$532,294	$—	$—	$532,294
Fair value	—	487,707	—	—	487,707
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	367,841	635,253	1,003,094
Fair value	—	—	311,312	491,583	802,895
Weighted-average yield (1)	—%	—%	1.89%	1.90%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	4,777	94,499	1,115,265	1,214,541
Fair value	—	4,339	79,701	888,215	972,255
Weighted-average yield (1) (2)	—%	1.41%	1.61%	1.70%	1.69%
Municipal securities
Amortized cost	—	—	—	188,321	188,321
Fair value	—	—	—	142,370	142,370
Weighted-average yield (1) (2)	—%	—%	—%	2.00%	2.00%
Total HTM debt securities
Amortized cost	$—	$537,071	$462,340	$1,938,839	$2,938,250
Fair value	$—	$492,046	$391,013	$1,522,168	$2,405,227
Weighted-average yield (1)	—%	1.05%	1.83%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of June 30, 2024 and December 31, 2023, AFS and HTM debt securities with carrying values of $5.6 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Federal Reserve Bank of San Francisco (“FRBSF”) stock	$63,248	$62,561
FHLB stock	101,916	17,250
Total restricted equity securities	$165,164	$79,811

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of June 30, 2024 and December 31, 2023. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values by $28 million and $37 million, respectively, as of June 30, 2024. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in both the derivative asset and liability fair values by $43 million as of December 31, 2023. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	June 30, 2024					December 31, 2023
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$11,484		$54,557		$5,250,000	$50,421		$13,124
Net investment hedges:
Foreign exchange contracts	—	—		—		81,480	3,394		—
Total derivatives designated as hedging instruments	$5,250,000	$11,484		$54,557		$5,331,480	$53,815		$13,124
Derivatives not designated as hedging instruments:
Interest rate contracts	$16,927,202	$448,106		$446,957		$17,387,909	$423,486		$420,812
Commodity contracts (1)	—	60,946		70,900		—	79,604		121,670
Foreign exchange contracts	3,865,583	33,684		25,598		5,827,149	53,678		42,564
Credit contracts (2)	117,751	—		14		118,391	1		25
Equity contracts	—	240	(3)	15,119	(4)	—	336	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$20,910,536	$542,976		$558,588		$23,333,449	$557,105		$600,190
Gross derivative assets/liabilities		$554,460		$613,145			$610,920		$613,314
Less: Master netting agreements		(106,525)		(106,525)			(75,534)		(75,534)
Less: Cash collateral received		(335,285)		(2,665)			(237,258)		(636)
Net derivative assets/liabilities		$112,650		$503,955			$298,128		$537,144

(1)The notional amount of the Company’s commodity contracts totaled 18,230 thousand barrels of crude oil and 421,525 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2024. In comparison, the notional amount of the Company’s commodity contracts totaled 18,631 thousand barrels of crude oil and 328,844 thousand MMBTUs of natural gas as of December 31, 2023.
(2)The notional amount of the credit contracts reflects the Company’s pro-rata share of the underlying derivative instruments’ notional amount in RPAs.
(3)The Company held warrant equity contracts in 10 private companies and one public company as of June 30, 2024, and 11 private companies and one public company as of December 31, 2023.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in the interest amount received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of June 30, 2024, interest rate contracts in notional amounts of $5.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of June 30, 2024, the Company expects to reclassify an estimated $43 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2024 and 2023. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form-10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gains (losses) recognized in AOCI:
Interest rate contracts	$25,095	$(96,457)	$115,471	$(66,614)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$—	$—	$696
Interest and dividend income (for cash flow hedges on loans)	(24,594)	(20,252)	(49,199)	(33,206)
Noninterest income	—	—	—	1,614	(1)
Total	$(24,594)	$(20,252)	$(49,199)	$(30,896)

(1)Represents the amounts in AOCI reclassified into earnings as a result that the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The net investment hedge in place as of December 31, 2023 expired during the three months ended March 31, 2024. No new net investment hedge was entered during the three months ended June 30, 2024. The following table presents the pre-tax gains or losses recognized in AOCI on net investment hedges for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Gains recognized in AOCI	$—	$3,899	$586	$2,823

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2024 and December 31, 2023.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,826,308	$9,729	$423,880	$6,835,822	$25,649	$377,388
Written options	1,369,229	—	9,929	1,522,531	—	12,756
Collars and corridors	259,081	96	2,496	322,732	440	4,481
Subtotal	8,454,618	9,825	436,305	8,681,085	26,089	394,625
Foreign exchange contracts:
Forwards and spot	535,153	5,897	3,428	956,618	9,466	6,756
Swaps	1,197,938	7,515	10,558	1,588,491	5,801	18,118
Purchased options	88,000	2,051	—	136,000	1,839	—
Subtotal	1,821,091	15,463	13,986	2,681,109	17,106	24,874
Total	$10,275,709	$25,288	$450,291	$11,362,194	$43,195	$419,499
Economic hedges:
Interest rate contracts:
Swaps	$6,844,274	$425,796	$10,552	$6,861,561	$380,123	$25,731
Purchased options	1,369,229	9,981	—	1,522,531	12,783	—
Collars and corridors	259,081	2,504	100	322,732	4,491	456
Subtotal	8,472,584	438,281	10,652	8,706,824	397,397	26,187
Foreign exchange contracts:
Forwards and spot	66,546	52	128	148,003	292	94
Swaps	1,889,946	18,169	9,433	2,862,037	36,280	15,757
Written options	88,000	—	2,051	136,000	—	1,839
Subtotal	2,044,492	18,221	11,612	3,146,040	36,572	17,690
Total	$10,517,076	$456,502	$22,264	$11,852,864	$433,969	$43,877

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of June 30, 2024 and December 31, 2023:

	June 30, 2024				December 31, 2023
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	3,907	Barrels	$13,897	$857	3,277	Barrels	$3,735	$15,445
Collars	5,180	Barrels	8,366	43	5,966	Barrels	1,820	5,103
Subtotal	9,087	Barrels	22,263	900	9,243	Barrels	5,555	20,548
Natural gas:
Swaps	148,337	MMBTUs	1,796	43,998	118,325	MMBTUs	438	73,793
Collars	62,277	MMBTUs	1,297	12,005	45,854	MMBTUs	21	20,400
Written options	1,710	MMBTUs	124	—	1,874	MMBTUs	—	233
Subtotal	212,324	MMBTUs	3,217	56,003	166,053	MMBTUs	459	94,426
Total			$25,480	$56,903			$6,014	$114,974
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	3,963	Barrels	$1,308	$10,871	3,422	Barrels	$9,166	$4,924
Collars	5,180	Barrels	3	1,983	5,966	Barrels	1,685	1,467
Subtotal	9,143	Barrels	1,311	12,854	9,388	Barrels	10,851	6,391
Natural gas:
Swaps	145,824	MMBTUs	28,395	391	116,463	MMBTUs	49,941	305
Collars	61,667	MMBTUs	5,760	648	44,454	MMBTUs	12,565	—
Purchased options	1,710	MMBTUs	—	104	1,874	MMBTUs	233	—
Subtotal	209,201	MMBTUs	34,155	1,143	162,791	MMBTUs	62,739	305
Total			$35,466	$13,997			$73,590	$6,696

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 2.3 years and 2.8 years as of June 30, 2024 and December 31, 2023, respectively. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the protection sold RPAs would be $63 thousand and $177 thousand as of June 30, 2024 and December 31, 2023, respectively.

As of both June 30, 2024 and December 31, 2023, the Company had one outstanding protection purchased RPA with notional amount of $25 million and minimal fair value.

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

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Classification on Consolidated Statement of Income	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income	$1,099	$1,222	$1,583	$(1,261)
Foreign exchange contracts	Foreign exchange income	14,349	19,898	27,129	30,340
Credit contracts	Customer derivative income	2	12	(3)	7
Equity contracts - warrants	Lending fees	(90)	(14)	(96)	(60)
Commodity contracts	Customer derivative income	433	160	567	166
Net gains		$15,793	$21,278	$29,180	$29,192

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of June 30, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $2 million, for which $2 million collateral was posted to cover these positions. In comparison, as of December 31, 2023, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 thousand, for which no collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both June 30, 2024 and December 31, 2023.

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

($ in thousands)	As of June 30, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$554,460	$(106,525)	$(335,285)	$112,650	$(78,411)	$34,239

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$613,145	$(106,525)	$(2,665)	$503,955	$—	$503,955

($ in thousands)	As of December 31, 2023
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$610,920	$(75,534)	$(237,258)	$298,128	$(246,259)	$51,869

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$613,314	$(75,534)	$(636)	$537,144	$—	$537,144

(1)Includes $3 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of both June 30, 2024 and December 31, 2023.
(2)Includes $17 million and $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2024 and December 31, 2023, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $356 million and $244 million as of June 30, 2024 and December 31, 2023, respectively. Of the gross cash collateral received, $335 million and $237 million were used to offset derivative assets as of June 30, 2024 and December 31, 2023, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $3 million and $1 million as of June 30, 2024 and December 31, 2023, respectively. Of the gross cash collateral pledged, $3 million and $1 million were used to offset derivative liabilities as of June 30, 2024 and December 31, 2023, respectively.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of June 30, 2024 and December 31, 2023:

($ in thousands)	June 30, 2024	December 31, 2023
Commercial:
C&I	$16,875,009	$16,581,079
CRE:
CRE	14,562,595	14,777,081
Multifamily residential	5,100,210	5,023,163
Construction and land	664,793	663,868
Total CRE	20,327,598	20,464,112
Total commercial	37,202,607	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,747,769	13,383,060
HELOCs	1,761,379	1,722,204
Total residential mortgage	15,509,148	15,105,264
Other consumer	56,154	60,327
Total consumer	15,565,302	15,165,591
Total loans held-for-investment (1)	$52,767,909	$52,210,782
Allowance for loan losses	(683,794)	(668,743)
Loans held-for-investment, net (1)	$52,084,115	$51,542,039

(1)Includes $53 million and $71 million of net deferred loan fees and net unamortized premiums as of June 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans held-for-investment was $266 million and $267 million as of June 30, 2024 and December 31, 2023, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three and six months ended June 30, 2024 and 2023. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2023 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company’s FRBSF and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $37.0 billion and $37.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of June 30, 2024 and December 31, 2023.

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

	June 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$1,053,645	$2,013,510	$1,248,640	$1,047,295	$286,440	$352,329	$10,369,005	$23,548	$16,394,412
Criticized (accrual)	511	30,279	115,671	80,715	1,908	60,126	124,427	—	413,637
Criticized (nonaccrual)	3,911	14,606	22,752	9,484	3,335	11,929	943	—	66,960
Total C&I	1,058,067	2,058,395	1,387,063	1,137,494	291,683	424,384	10,494,375	23,548	16,875,009
Gross write-offs for the six months ended June 30, 2024 (2)	—	337	11,753	14,342	1,212	1,528	19	—	29,191

CRE:
Pass	726,897	2,337,637	3,885,787	2,053,076	1,371,437	3,573,736	100,131	49,863	14,098,564
Criticized (accrual)	11,005	66,071	55,768	31,633	67,955	185,529	—	14,790	432,751
Criticized (nonaccrual)	—	1,750	—	11,020	469	18,041	—	—	31,280
Subtotal CRE	737,902	2,405,458	3,941,555	2,095,729	1,439,861	3,777,306	100,131	64,653	14,562,595
Gross write-offs for the six months ended June 30, 2024 (2)	—	—	—	—	—	2,261	—	—	2,261

Multifamily residential:
Pass	162,350	671,221	1,480,502	792,114	624,947	1,297,867	17,263	1,268	5,047,532
Criticized (accrual)	—	—	13,380	31,723	—	2,968	—	—	48,071
Criticized (nonaccrual)	—	—	—	—	—	4,607	—	—	4,607
Subtotal multifamily residential	162,350	671,221	1,493,882	823,837	624,947	1,305,442	17,263	1,268	5,100,210
Gross write-offs for the six months ended June 30, 2024	—	—	—	—	—	6	—	—	6

Construction and land:
Pass	15,157	314,253	228,865	88,236	—	6,271	—	—	652,782
Criticized (accrual)	—	—	695	—	—	—	—	—	695
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	15,157	314,253	240,876	88,236	—	6,271	—	—	664,793
Gross write-offs for the six months ended June 30, 2024	—	—	2,144	—	—	—	—	—	2,144

Total CRE	915,409	3,390,932	5,676,313	3,007,802	2,064,808	5,089,019	117,394	65,921	20,327,598
Total CRE gross write-offs for the six months ended June 30, 2024 (2)	—	—	2,144	—	—	2,267	—	—	4,411

Total commercial	$1,973,476	$5,449,327	$7,063,376	$4,145,296	$2,356,491	$5,513,403	$10,611,769	$89,469	$37,202,607
Total commercial gross write-offs for the six months ended June 30, 2024 (2)	$—	$337	$13,897	$14,342	$1,212	$3,795	$19	$—	$33,602

	June 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$1,162,393	$2,965,129	$3,214,153	$2,175,945	$1,504,722	$2,676,170	$—	$—	$13,698,512
Criticized (accrual)	353	1,166	1,701	1,589	1,120	6,077	—	—	12,006
Criticized (nonaccrual) (3)	2,028	11,293	5,201	3,067	2,179	13,483	—	—	37,251
Subtotal single-family residential mortgage	1,164,774	2,977,588	3,221,055	2,180,601	1,508,021	2,695,730	—	—	13,747,769
Gross write-offs for the six months ended June 30, 2024 (2)	—	—	—	—	—	9	—	—	9

HELOCs:
Pass	4,382	3,797	4,712	2,576	3,847	8,253	1,589,193	126,170	1,742,930
Criticized (accrual)	—	1,221	1,072	339	603	993	503	488	5,219
Criticized (nonaccrual)	517	1,208	2,095	930	—	4,513	—	3,967	13,230
Subtotal HELOCs	4,899	6,226	7,879	3,845	4,450	13,759	1,589,696	130,625	1,761,379

Total residential mortgage	1,169,673	2,983,814	3,228,934	2,184,446	1,512,471	2,709,489	1,589,696	130,625	15,509,148
Total residential mortgage gross write-offs for the six months ended June 30, 2024 (2)	—	—	—	—	—	9	—	—	9

Other consumer:
Pass	3,886	37	19,907	133	—	6,858	22,113	—	52,934
Criticized (accrual)	15	—	—	—	—	—	3,000	—	3,015
Criticized (nonaccrual)	—	—	—	—	—	—	205	—	205
Total other consumer	3,901	37	19,907	133	—	6,858	25,318	—	56,154
Gross write-offs for the six months ended June 30, 2024 (2)	—	—	—	—	—	—	22	—	22

Total consumer	$1,173,574	$2,983,851	$3,248,841	$2,184,579	$1,512,471	$2,716,347	$1,615,014	$130,625	$15,565,302
Total consumer gross write-offs for the six months ended June 30, 2024 (2)	$—	$—	$—	$—	$—	$9	$22	$—	$31

Total loans held-for-investment:
Pass	$3,128,710	$8,305,584	$10,082,566	$6,159,375	$3,791,393	$7,921,484	$12,097,705	$200,849	$51,687,666
Criticized (accrual)	11,884	98,737	188,287	145,999	71,586	255,693	127,930	15,278	915,394
Criticized (nonaccrual)	6,456	28,857	41,364	24,501	5,983	52,573	1,148	3,967	164,849
Total	$3,147,050	$8,433,178	$10,312,217	$6,329,875	$3,868,962	$8,229,750	$12,226,783	$220,094	$52,767,909
Total loans held-for-investment gross write-offs for the six months ended June 30, 2024 (2)	$—	$337	$13,897	$14,342	$1,212	$3,804	$41	$—	$33,633

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,314,463	$1,628,560	$1,296,936	$331,982	$245,173	$164,159	$10,053,757	$20,143	$16,055,173
Criticized (accrual)	105,119	67,899	120,574	15,064	40,920	22,098	117,196	—	488,870
Criticized (nonaccrual)	2,104	7,916	131	4,819	2,979	18,137	950	—	37,036
Total C&I	2,421,686	1,704,375	1,417,641	351,865	289,072	204,394	10,171,903	20,143	16,581,079
Gross write-offs for the year ended December 31, 2023 (2)	350	10,454	424	3,758	9,748	2,648	1,593	—	28,975

CRE:
Pass	2,492,915	4,086,385	2,216,257	1,428,724	1,600,844	2,494,382	92,851	62,771	14,475,129
Criticized (accrual)	36,855	34,485	30,336	48,250	24,437	104,340	—	—	278,703
Criticized (nonaccrual)	—	—	—	—	444	22,805	—	—	23,249
Subtotal CRE	2,529,770	4,120,870	2,246,593	1,476,974	1,625,725	2,621,527	92,851	62,771	14,777,081
Gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	1,329	—	—	1,329

Multifamily residential:
Pass	665,780	1,481,161	808,333	612,408	498,491	857,713	8,690	1,281	4,933,857
Criticized (accrual)	—	3,356	54,614	—	693	25,974	—	—	84,637
Criticized (nonaccrual)	—	—	—	—	—	4,669	—	—	4,669
Subtotal multifamily residential	665,780	1,484,517	862,947	612,408	499,184	888,356	8,690	1,281	5,023,163
Gross write-offs for the year ended December 31, 2023	—	—	—	—	—	3	—	—	3

Construction and land:
Pass	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868
Subtotal construction and land	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868

Total CRE	3,405,325	5,885,538	3,230,264	2,129,310	2,125,717	3,515,384	108,522	64,052	20,464,112
Total CRE gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	1,332	—	—	1,332

Total commercial	$5,827,011	$7,589,913	$4,647,905	$2,481,175	$2,414,789	$3,719,778	$10,280,425	$84,195	$37,045,191
Total commercial gross write-offs for the year ended December 31, 2023 (2)	$350	$10,454	$424	$3,758	$9,748	$3,980	$1,593	$—	$30,307

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (4)	$3,188,830	$3,340,789	$2,279,802	$1,594,525	$980,686	$1,959,974	$—	$—	$13,344,606
Criticized (accrual)	2,680	4,471	566	1,440	1,503	4,167	—	—	14,827
Criticized (nonaccrual) (3)	4,466	837	3,902	2,081	3,626	8,715	—	—	23,627
Subtotal single-family residential mortgage	3,195,976	3,346,097	2,284,270	1,598,046	985,815	1,972,856	—	—	13,383,060

HELOCs:
Pass	3,641	3,882	1,734	3,153	729	9,251	1,551,074	126,280	1,699,744
Criticized (accrual)	565	1,219	1,872	101	185	1,470	2,548	1,089	9,049
Criticized (nonaccrual)	815	856	413	72	584	6,863	279	3,529	13,411
Subtotal HELOCs	5,021	5,957	4,019	3,326	1,498	17,584	1,553,901	130,898	1,722,204
Gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	3,200,997	3,352,054	2,288,289	1,601,372	987,313	1,990,440	1,553,901	130,898	15,105,264
Total residential mortgage gross write-offs for the year ended December 31, 2023 (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	2,286	18,098	135	—	—	13,244	26,432	—	60,195
Criticized (nonaccrual)	—	—	—	—	—	—	132	—	132
Total other consumer	2,286	18,098	135	—	—	13,244	26,564	—	60,327

Total consumer	$3,203,283	$3,370,152	$2,288,424	$1,601,372	$987,313	$2,003,684	$1,580,465	$130,898	$15,165,591
Total consumer gross write-offs for the year ended December 31, 2023 (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total by Risk Rating:
Pass	$8,877,690	$10,839,026	$6,723,921	$4,010,720	$3,326,731	$5,504,224	$11,739,785	$210,475	$51,232,572
Criticized (accrual)	145,219	111,430	207,962	64,855	67,738	158,049	119,744	1,089	876,086
Criticized (nonaccrual)	7,385	9,609	4,446	6,972	7,633	61,189	1,361	3,529	102,124
Total	$9,030,294	$10,960,065	$6,936,329	$4,082,547	$3,402,102	$5,723,462	$11,860,890	$215,093	$52,210,782
Total loans held-for-investment gross write-offs for the year ended December 31, 2023 (2)	$350	$10,454	$424	$3,758	$9,748	$4,021	$1,593	$6	$30,354

(1)$1 million and $8 million of total commercial loans, comprised of C&I and CRE revolving loans, converted to term loans during the three and six months ended June 30, 2024, respectively. In comparison, $1 million and $14 million of total commercial loans, primarily comprised of CRE revolving loans converted to term loans during the three and six months ended June 30, 2023, respectively. $18 million and $28 million of total consumer loans, comprised of HELOCs, converted to term loans during the three and six months ended June 30, 2024, respectively. In comparison, $10 million and $14 million of total consumer loans, comprised of HELOCs, converted to term loans during the three and six months ended June 30, 2023, respectively.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of both June 30, 2024 and December 31, 2023, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,785,688	$12,851	$9,510	$22,361	$66,960	$16,875,009
CRE:
CRE	14,518,793	11,627	895	12,522	31,280	14,562,595
Multifamily residential	5,094,712	891	—	891	4,607	5,100,210
Construction and land	653,477	—	—	—	11,316	664,793
Total CRE	20,266,982	12,518	895	13,413	47,203	20,327,598
Total commercial	37,052,670	25,369	10,405	35,774	114,163	37,202,607
Consumer:
Residential mortgage:
Single-family residential	13,667,351	29,993	12,141	42,134	38,284	13,747,769
HELOCs	1,729,694	13,236	5,219	18,455	13,230	1,761,379
Total residential mortgage	15,397,045	43,229	17,360	60,589	51,514	15,509,148
Other consumer	55,706	158	85	243	205	56,154
Total consumer	15,452,751	43,387	17,445	60,832	51,719	15,565,302
Total	$52,505,421	$68,756	$27,850	$96,606	$165,882	$52,767,909

	December 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,508,394	$28,550	$7,099	$35,649	$37,036	$16,581,079
CRE:
CRE	14,750,315	1,719	1,798	3,517	23,249	14,777,081
Multifamily residential	5,017,897	597	—	597	4,669	5,023,163
Construction and land	650,617	13,251	—	13,251	—	663,868
Total CRE	20,418,829	15,567	1,798	17,365	27,918	20,464,112
Total commercial	36,927,223	44,117	8,897	53,014	64,954	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,313,455	29,285	15,943	45,228	24,377	13,383,060
HELOCs	1,687,301	12,266	9,226	21,492	13,411	1,722,204
Total residential mortgage	15,000,756	41,551	25,169	66,720	37,788	15,105,264
Other consumer	56,930	3,123	142	3,265	132	60,327
Total consumer	15,057,686	44,674	25,311	69,985	37,920	15,165,591
Total	$51,984,909	$88,791	$34,208	$122,999	$102,874	$52,210,782

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both June 30, 2024 and December 31, 2023. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	June 30, 2024	December 31, 2023
Commercial:
C&I	$50,808	$33,089
CRE	30,674	22,653
Multifamily residential	4,210	4,235
Construction and land	11,316	—
Total commercial	97,008	59,977
Consumer:
Single-family residential	14,461	4,852
HELOCs	7,057	7,256
Total consumer	21,518	12,108
Total nonaccrual loans with no related allowance for loan losses	$118,526	$72,085

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $30 million of foreclosed assets as of June 30, 2024, compared with $11 million as of December 31, 2023. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $8 million as of both June 30, 2024 and December 31, 2023.

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

The following tables present the amortized cost of loans that were modified during the three and six months ended June 30, 2024 and 2023 by loan class and modification type:

	Three Months Ended June 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$11,901	$5,658	$2,951	$—	$20,510	0.12%
CRE	—	—	—	11,020	11,020	0.05%
Total commercial	11,901	5,658	2,951	11,020	31,530
Consumer:
Single-family residential	—	4,791	—	—	4,791	0.03%
HELOCs	—	2,053	—	—	2,053	0.12%
Other consumer	3,000	—	—	—	3,000	5.34%
Total consumer	3,000	6,844	—	—	9,844
Total	$14,901	$12,502	$2,951	$11,020	$41,374

	Three Months Ended June 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Principal Forgiveness/ Rate Reduction/ Term Extension	Total	Modification as a % of Loan Class
Commercial:
C&I	$13,475	$12,788	$—	$—	$298	$26,561	0.17%
CRE	—	—	—	32,791	—	32,791	0.16%
Total commercial	13,475	12,788	—	32,791	298	59,352
Consumer:
Single-family residential	—	5,085	551	—	—	5,636	0.05%
HELOCs	—	978	—	—	—	978	0.05%
Total consumer	—	6,063	551	—	—	6,614
Total	$13,475	$18,851	$551	$32,791	$298	$65,966

	Six Months Ended June 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,601	$25,886	$2,951	$—	$44,438	0.26%
CRE	24,321	—	—	30,570	54,891	0.27%
Total commercial	39,922	25,886	2,951	30,570	99,329
Consumer:
Single-family residential	—	8,528	—	—	8,528	0.06%
HELOCs	—	6,881	—	517	7,398	0.42%
Other consumer	3,000	—	—	—	3,000	5.34%
Total consumer	3,000	15,409	—	517	18,926
Total	$42,922	$41,295	$2,951	$31,087	$118,255

	Six Months Ended June 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Principal Forgiveness/ Rate Reduction/ Term Extension	Total	Modification as a % of Loan Class
Commercial:
C&I	$33,098	$26,799	$—	$—	$298	$60,195	0.38%
CRE	526	—	—	32,791	—	33,317	0.17%
Total commercial	33,624	26,799	—	32,791	298	93,512
Consumer:
Single-family residential	—	5,085	551	—	—	5,636	0.05%
HELOCs	—	978	726	—	—	1,704	0.09%
Total consumer	—	6,063	1,277	—	—	7,340
Total	$33,624	$32,862	$1,277	$32,791	$298	$100,852

The following tables present the financial effects of the loan modifications for the three and six months ended June 30, 2024 and 2023 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended June 30,
	2024			2023
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	2.0	2.0	$345	(1)	8.50%	(1)	1.7	0.6
CRE	2.50%	0.0	1.2	—		3.00%		2.5	0.0
Consumer:
Single-family residential	—%	0.0	0.8	—		—%		9.7	0.9
HELOCs	—%	0.0	0.7	—		—%		0.0	0.6
Other consumer	—%	0.8	0.0	—		—%		0.0	0.0

	Financial Effects of Loan Modifications for the Six Months Ended June 30,
	2024			2023
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	2.0	1.5	$345	(1)	8.50%	(1)	1.5	0.8
CRE	2.66%	1.5	1.0	—		3.00%		2.5	0.0
Consumer:
Single-family residential	—%	0.0	0.8	—		—%		9.7	0.9
HELOCs	0.25%	0.0	2.8	—		—%		14.8	0.5
Other consumer	—%	0.8	0.0	—		—%		0.0	0.0

(1)Comprised of a C&I loan modified during the three and six months ended June 30, 2023 where the interest is waived in addition to principal forgiveness.

A modified loan may become delinquent and result in a payment default (generally 90 days past due) subsequent to modification. The following table presents information on loans that defaulted during the three and six months ended June 30, 2024 that received modifications during the 12 months preceding payment default:

	Loans Modified Subsequently Defaulted During Three Months Ended June 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$5,658	$—	$—	$5,658
Total commercial	—	5,658	—	—	5,658
Consumer:
Single-family residential	—	3,613	—	2,438	6,051
HELOCs	—	941	1,149	—	2,090
Total consumer	—	4,554	1,149	2,438	8,141
Total	$—	$10,212	$1,149	$2,438	$13,799

	Loans Modified Subsequently Defaulted During the Six Months Ended June 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$7,829	$5,658	$—	$—	$13,487
Total commercial	7,829	5,658	—	—	13,487
Consumer:
Single-family residential	—	7,575	—	2,823	10,398
HELOCs	—	941	1,149	—	2,090
Total consumer	—	8,516	1,149	2,823	12,488
Total	$7,829	$14,174	$1,149	$2,823	$25,975

In comparison, there were no loans that received modifications and subsequently defaulted during both the three and six months ended June 30, 2023.

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified in the twelve months ended June 30, 2024. For the comparative period, the amounts represent the performance of loans that were modified in the six months ended June 30, 2023, subsequent to the adoption of ASU 2022-02 on January 1, 2023:

	Payment Performance as of June 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$67,004	$—	$7,829	$74,833
CRE	54,892	—	—	54,892
Total commercial	121,896	—	7,829	129,725
Consumer:
Single-family residential	8,261	1,325	8,240	17,826
HELOCs	6,396	3,296	1,210	10,902
Other consumer	3,000	—	—	3,000
Total consumer	17,657	4,621	9,450	31,728
Total	$139,553	$4,621	$17,279	$161,453

	Payment Performance as of June 30, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$48,206	$7,000	$4,989	$60,195
CRE	33,317	—	—	33,317
Total commercial	81,523	7,000	4,989	93,512
Consumer:
Single-family residential	5,045	591	—	5,636
HELOCs	1,704	—	—	1,704
Total consumer	6,749	591	—	7,340
Total	$88,272	$7,591	$4,989	$100,852

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $12 million and $4 million, as of June 30, 2024 and December 31, 2023, respectively.

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

There were no changes to the reasonable and supportable forecast period, except to the C&I segment, and no changes to the reversion to the historical loss experience method for the three and six months ended June 30, 2024 and 2023. The reasonable and supportable forecast period for the C&I segment changed from 11 quarters to eight quarters due to model redevelopment during the third quarter of 2023.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2024, collateral-dependent commercial and consumer loans totaled $75 million and $23 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $30 million and $12 million, respectively, as of December 31, 2023. The Company's collateral-dependent loans were secured by real estate. As of both June 30, 2024 and December 31, 2023, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$373,631	$187,460	$37,418	$10,819	$55,922	$3,563	$1,467	$670,280
Provision for (reversal of) credit losses on loans	(a)	17,783	18,287	2,628	4,422	(6,366)	(232)	240	36,762
Gross charge-offs		(13,134)	(11,103)	—	(920)	(35)	—	(130)	(25,322)
Gross recoveries		1,817	150	208	1	2	9	—	2,187
Total net (charge-offs) recoveries		(11,317)	(10,953)	208	(919)	(33)	9	(130)	(23,135)
Foreign currency translation adjustment		(113)	—	—	—	—	—	—	(113)
Allowance for loan losses, end of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794

		Three Months Ended June 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$376,325	$155,067	$24,526	$9,322	$48,007	$4,971	$1,675	$619,893
Provision for (reversal of) credit losses on loans	(a)	5,259	15,685	(1,604)	1,995	3,501	(444)	(367)	24,025
Gross charge-offs		(7,335)	(2,366)	—	—	—	(6)	(48)	(9,755)
Gross recoveries		2,065	119	16	8	5	5	—	2,218
Total net (charge-offs) recoveries		(5,270)	(2,247)	16	8	5	(1)	(48)	(7,537)
Foreign currency translation adjustment		(981)	—	—	—	—	—	—	(981)
Allowance for loan losses, end of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400

		Six Months Ended June 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	18,057	37,419	5,660	5,803	(5,467)	(664)	108	60,916
Gross charge-offs		(34,132)	(13,501)	(6)	(2,144)	(35)	—	(188)	(50,006)
Gross recoveries		3,527	284	225	194	7	57	—	4,294
Total net (charge-offs) recoveries		(30,605)	(13,217)	219	(1,950)	(28)	57	(188)	(45,712)
Foreign currency translation adjustment		(153)	—	—	—	—	—	—	(153)
Allowance for loan losses, end of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794

		Six Months Ended June 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	4,581	20,361	(469)	2,205	15,943	136	(212)	42,545
Gross charge-offs		(9,235)	(2,372)	—	—	—	(97)	(88)	(11,792)
Gross recoveries		3,276	315	28	11	5	11	—	3,646
Total net (charge-offs) recoveries		(5,959)	(2,057)	28	11	5	(86)	(88)	(8,146)
Foreign currency translation adjustment		(672)	—	—	—	—	—	—	(672)
Allowance for loan losses, end of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activities in the allowance for unfunded credit commitments for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2024	2023	2024	2023
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$38,544	$27,741	$37,698	$26,264
Provision for credit losses on unfunded credit commitments	(b)	238	1,975	1,084	3,455
Foreign currency translation adjustment		1	12	1	9
Allowance for unfunded credit commitments, end of period		$38,783	$29,728	$38,783	$29,728
Provision for credit losses	(a) + (b)	$37,000	$26,000	$62,000	$46,000

The allowance for credit losses was $723 million as of June 30, 2024, an increase of $17 million, compared with $706 million as of December 31, 2023. The slight increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment and economic forecasts that reflected continued caution regarding inflation, the high interest rate environment and the CRE market outlook.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of June 30, 2024, the Company assigned the same weightings to its baseline, upside and downside scenarios as compared with December 31, 2023. The current baseline economic forecast continues to reflect key risks such as high inflation, high interest rates, concerns over global conflicts and oil prices. Compared to December 2023, the June 2024 baseline forecast for GDP growth showed some improvement in the near term (full years 2024 and 2025) and a slight worsening for longer-term (2026 and beyond). Unemployment rate has remained low with the June 2024 forecast showing a small uptick for the remainder of 2024, compared to the December 2023 forecast for the same periods. The downside scenario assumed the economy falls into recession in the third quarter of 2024 as a result of still-elevated interest rates, global and domestic political tensions, and concerns about bank failures. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial market, and full employment starting in the fourth quarter of 2024.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$138,923		$—	$718	$—	$139,641
Sales (2)(3)	$133,906		$—	$718	$—	$134,624
Purchases	$170,175	(4)	$—	$—	$111,864	$282,039

	Three Months Ended June 30, 2023
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$111,396		$—	$8,154	$—	$119,550
Sales (2)(3)	$115,735		$—	$8,154	$—	$123,889
Purchases	$38,279	(4)	$—	$—	$79,137	$117,416

	Six Months Ended June 30, 2024
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$338,897		$—	$718	$—	$339,615
Sales (2)(3)	$321,108		$—	$718	$965	$322,791
Purchases	$203,519	(4)	$—	$—	$186,600	$390,119

	Six Months Ended June 30, 2023
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$268,272		$3,600	$8,154	$—	$280,026
Sales (2)(3)	$291,667		$3,600	$8,154	$—	$303,421
Purchases	$60,962	(4)	$—	$—	$211,136	$272,098

(1)Includes write-downs of $1 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for both the three and six months ended June 30, 2024, and $308 thousand and $1 million for the three and six months ended June 30, 2023, respectively.
(2)Includes originated loans sold of $95 million and $187 million for the three and six months ended June 30, 2024, respectively, and $92 million and $203 million for the three and six months ended June 30, 2023, respectively. Originated loans sold consisted primarily of C&I loans for each of the three and six months ended June 30, 2024 and 2023.
(3)Includes $40 million and $136 million of purchased loans sold in the secondary market for the three and six months ended June 30, 2024, respectively, and $32 million and $100 million for the three and six months ended June 30, 2023, respectively.
(4)C&I loan purchases were comprised of syndicated C&I term loans.

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

The Company records its investments in qualifying affordable housing partnerships, net, using PAM. Following the adoption of ASU 2023-02 on January 1, 2024, the Company elects to account for its tax credit investments using PAM on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Income Taxes to the Consolidated Financial Statements in this Form 10-Q. For discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$475,751	$293,387	$419,785	$251,746
Tax credit and CRA investments	211,591	107,010	—	—
Equity method of accounting and other:
Tax credits and CRA investments	269,086	152,123	485,251	298,990
Total	$956,428	$552,520	$905,036	$550,736

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$15,612	$15,304	$34,031	$31,398
Tax credit and CRA investments	26,304	—	53,453	—
Equity method of accounting and other:
Tax credit and CRA investments	21,543	58,404	34,137	72,902
Total tax credits and benefits	$63,459	$73,708	$121,621	$104,300

Amortization:
PAM:
Affordable housing partnership investments (2)	$9,774	$10,506	$23,643	$23,172
Tax credit and CRA investments (3)	20,015	—	43,316	—
Equity method of accounting and other:
Tax credit and CRA investments (4) (5)	16,052	55,914	29,259	66,024
Total amortization	$45,841	$66,420	$96,218	$89,196

(1)Included in Income tax expense on the Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023.
(2)Amortization related to investments in qualified affordable housing partnerships under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023.
(3)Due to the adoption of ASU 2023-02 on January 1, 2024, amortization related to qualifying tax credit investments under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three and six months ended June 30, 2024.
(4)Amortization related to tax credit and CRA investments was recognized in Amortization of tax credit and CRA investments as part of noninterest expense on the Consolidated Statement Income for the three and six months ended June 30, 2024 and 2023.
(5)Includes net impairment recoveries of $1 million and $2 million for the three and six months ended June 30, 2023, respectively, primarily related to historic tax credits. In comparison, there were no impairment recoveries or losses for three or six months ended June 30, 2024.

The Company also held equity securities without readily determinable fair values totaling $148 million and $146 million as of June 30, 2024 and December 31, 2023, respectively. Equity securities without readily determinable fair values are included in Other Assets and Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

Note 9 — Goodwill

Total goodwill was $466 million as of both June 30, 2024 and December 31, 2023. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2023, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2023 Form 10-K. The Company performed an analysis of goodwill during the second quarter of 2024 that consisted of a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of June 30, 2024.

The Company has an equity method investment in Rayliant and its carrying value was $110 million as of June 30, 2024, of which $101 million was comprised of equity method goodwill. For additional information on this investment, Note 7 - Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Note 10 — Short-Term Borrowings and Long-Term Debt

The following table presents details of the Company’s short-term and BTFP borrowings, FHLB advances, and long-term debt as of June 30, 2024 and December 31, 2023:

			June 30, 2024	December 31, 2023
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Bank
BTFP borrowings	4.37%	3/19/2024	$—	$4,500,000
FHLB advances (1) — floating (2)	5.51% — 5.58%	2024 — 2025	$3,500,000	$—
Parent company
Junior subordinated debt (3) — floating (2)	7.15%	12/15/2035	$31,844	$148,249

(1)The weighted-average interest rate for FHLB advances was 5.54% as of June 30, 2024.
(2)Floating interest rates are based on the Secured Overnight Financing Rate plus the established spread.
(3)The weighted-average interest rates for junior subordinated debt were 7.15% and 6.87% as of June 30, 2024 and December 31, 2023, respectively.

The Bank’s available borrowing capacity from FHLB advances totaled $8.3 billion as of June 30, 2024. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of June 30, 2024, all advances were secured by real estate loans.

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

The following table presents the Company’s credit-related commitments as of June 30, 2024 and December 31, 2023:

	June 30, 2024					December 31, 2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,769,476	$3,376,989	$632,152	$143,822	$8,922,439	$9,141,447
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,206,498	357,450	150,329	1,122,720	2,836,997	2,610,761
Total	$5,975,974	$3,734,439	$782,481	$1,266,542	$11,759,436	$11,752,208

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2024, total letters of credit of $2.8 billion consisted of SBLCs of $2.8 billion and commercial letters of credit of $31 million. In comparison, as of December 31, 2023, total letters of credit of $2.6 billion consisted of SBLCs of $2.6 billion and commercial letters of credit of $24 million. As of both June 30, 2024 and December 31, 2023, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $39 million and $38 million as of June 30, 2024 and December 31, 2023, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of June 30, 2024 and December 31, 2023:

	Maximum Potential Future Payments						Carrying Value (1)
	June 30, 2024					December 31, 2023	June 30, 2024	December 31, 2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$3	$15	$25	$4,698	$4,741	$5,888	$4,741	$5,888
Multifamily residential loans sold or securitized with recourse	—	—	155	14,841	14,996	14,996	18,445	19,020
Total	$3	$15	$180	$19,539	$19,737	$20,884	$23,186	$24,908

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $43 thousand and $40 thousand as of June 30, 2024 and December 31, 2023, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of June 30, 2024, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both June 30, 2024 and December 31, 2023.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Stock compensation costs	$10,666	$9,364	$23,654	$20,439
Related net tax benefits for stock compensation plans	$9	$525	$792	$8,815

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2023 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the six months ended June 30, 2024. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2024	1,206,518	$74.29	276,223	$78.59
Granted	522,454	75.77	97,798	80.28
Vested	(305,954)	71.68	(91,960)	77.67
Forfeited	(36,948)	74.89	—	—
Outstanding, June 30, 2024	1,386,070	$75.41	282,061	$79.48

As of June 30, 2024, there were $45 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.1 years, and $22 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.1 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2024 and 2023. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

($ and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic:
Net income	$288,230	$312,031	$573,305	$634,470
Weighted-average number of shares outstanding	138,980	141,468	139,195	141,291
Basic EPS	$2.07	$2.21	$4.12	$4.49
Diluted:
Net income	$288,230	$312,031	$573,305	$634,470
Weighted-average number of shares outstanding	138,980	141,468	139,195	141,291
Add: Dilutive impact of unvested RSUs	821	408	852	619
Diluted weighted-average number of shares outstanding	139,801	141,876	140,047	141,910
Diluted EPS	$2.06	$2.20	$4.09	$4.47

For both the three and six months ended June 30, 2024, approximately 3 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations. In comparison, approximately 1 million and 439 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and six months ended June 30, 2023, respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500 million of the Company’s common stock. For the three months ended June 30, 2024, the Company repurchased 560,645 shares at an average price of $72.74 per share at a total cost of $41 million. For the six months ended June 30, 2024, the Company repurchased 1,742,496 shares at an average price of $70.72 per share at a total cost of $123 million. The Company did not repurchase any shares during the three and six months ended June 30, 2023. As of June 30, 2024, the Company had approximately $49 million available for repurchases under its stock repurchase program.
Note 14 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three and six months ended June 30, 2024 and 2023:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, April 1, 2023	$(640,734)	$(20,918)	$(18,342)	$(679,994)
Net unrealized losses arising during the period	(43,618)	(68,207)	(7,249)	(119,074)
Amounts reclassified from AOCI	2,816	14,320	—	17,136
Changes, net of tax	(40,802)	(53,887)	(7,249)	(101,938)
Balance, June 30, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)
Balance, April 1, 2024	$(601,510)	$(43,706)	$(17,517)	$(662,733)
Net unrealized gains (losses) arising during the period	8,773	(17,678)	(1,311)	(10,216)
Amounts reclassified from AOCI	1,451	17,325	—	18,776
Changes, net of tax	10,224	(353)	(1,311)	8,560
Balance, June 30, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains (losses) arising during the period	657	(47,121)	(4,308)	(50,772)
Amounts reclassified from AOCI	12,622	21,847	—	34,469
Changes, net of tax	13,279	(25,274)	(4,308)	(16,303)
Balance, June 30, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	6,491	(81,340)	2,511	(72,338)
Amounts reclassified from AOCI	4,104	34,657	—	38,761
Changes, net of tax	10,595	(46,683)	2,511	(33,577)
Balance, June 30, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) on AFS debt securities arising during the period	$12,421	$(3,648)	$8,773	$(61,939)	$18,321	$(43,618)
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(1,785)	528	(1,257)	—	—	—
Amortization of unrealized losses on transferred debt securities (2)	3,845	(1,137)	2,708	3,998	(1,182)	2,816
Net change	14,481	(4,257)	10,224	(57,941)	17,139	(40,802)
Cash flow hedges:
Net unrealized losses arising during the period	(25,095)	7,417	(17,678)	(96,457)	28,250	(68,207)
Net realized losses reclassified into net income (3)	24,594	(7,269)	17,325	20,252	(5,932)	14,320
Net change	(501)	148	(353)	(76,205)	22,318	(53,887)
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(1,311)	—	(1,311)	(6,107)	(1,142)	(7,249)
Net change	(1,311)	—	(1,311)	(6,107)	(1,142)	(7,249)
Other comprehensive income (loss)	$12,669	$(4,109)	$8,560	$(140,253)	$38,315	$(101,938)

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax		Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains arising during the period	$9,139	$(2,648)	$6,491	$921		$(264)	$657
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(1,834)	542	(1,292)	10,000	(4)	(2,956)	7,044
Amortization of unrealized losses on transferred securities (2)	7,661	(2,265)	5,396	7,919		(2,341)	5,578
Net change	14,966	(4,371)	10,595	18,840		(5,561)	13,279
Cash flow hedges:
Net unrealized losses arising during the period	(115,471)	34,131	(81,340)	(66,614)		19,493	(47,121)
Net realized losses reclassified into net income (3)	49,199	(14,542)	34,657	30,896		(9,049)	21,847
Net change	(66,272)	19,589	(46,683)	(35,718)		10,444	(25,274)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	2,684	(173)	2,511	(3,481)		(827)	(4,308)
Net change	2,684	(173)	2,511	(3,481)		(827)	(4,308)
Other comprehensive loss	$(48,622)	$15,045	$(33,577)	$(20,359)		$4,056	$(16,303)

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
(4)Represents the loss related to an AFS debt security that was written off in the first quarter of 2023.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2024 and 2023:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2024
Net interest income (loss) before provision for credit losses	$293,292	$260,780	$(843)	$553,229
(Reversal of) provision for credit losses	(3,245)	40,245	—	37,000
Noninterest income	26,769	50,720	7,184	84,673
Noninterest expense	108,124	92,064	36,246	236,434
Segment income (loss) before income taxes	215,182	179,191	(29,905)	364,468
Segment net income	$151,578	$126,441	$10,211	$288,230
As of June 30, 2024
Segment assets	$19,909,978	$35,510,954	$17,047,340	$72,468,272

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Three Months Ended June 30, 2023
Net interest income (loss) before provision for credit losses	$307,522	$263,040	$(3,816)	$566,746
Provision for credit losses	5,524	20,476	—	26,000
Noninterest income	27,120	42,538	8,973	78,631
Noninterest expense	107,027	88,333	66,429	261,789
Segment income (loss) before income taxes	222,091	196,769	(61,272)	357,588
Segment net income	$156,853	$139,030	$16,148	$312,031
As of June 30, 2023
Segment assets	$18,411,209	$33,754,957	$16,366,515	$68,532,681

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2024
Net interest income before provision for credit losses	$585,056	$521,129	$12,183	$1,118,368
(Reversal of) provision for credit losses	(680)	62,680	—	62,000
Noninterest income	52,311	97,186	14,164	163,661
Noninterest expense	227,424	198,371	57,514	483,309
Segment income (loss) before income taxes	410,623	357,264	(31,167)	736,720
Segment net income	$289,250	$252,022	$32,033	$573,305
As of June 30, 2024
Segment assets	$19,909,978	$35,510,954	$17,047,340	$72,468,272

($ in thousands)	Consumer and Business Banking	Commercial Banking	Other	Total
Six Months Ended June 30, 2023
Net interest income before reversal of credit losses	$611,764	$499,763	$55,080	$1,166,607
Provision for credit losses	20,536	25,464	—	46,000
Noninterest income (loss)	53,122	86,137	(650)	138,609
Noninterest expense	220,850	175,581	83,805	480,236
Segment income (loss) before income taxes	423,500	384,855	(29,375)	778,980
Segment net income	$299,100	$273,487	$61,883	$634,470
As of June 30, 2023
Segment assets	$18,411,209	$33,754,957	$16,366,515	$68,532,681

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we” “our” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Company’s 2023 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of June 30, 2024, the Company had $72.5 billion in total assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2023 Form 10-K.

Current Developments

Economic Developments

Recent external data indicate that inflation is heading closer to the Board of Governors of the Federal Reserve System’s (“Federal Reserve”) 2% target. The inflation readings have shown consistent improvement in recent months, which has led to expectations of rate cuts in September 2024. However, the higher-for-longer interest rate environment continues to negatively impact the market value of banking organizations’ investment securities, while the commercial real estate (“CRE”) market remains under pressure from tighter credit conditions and decreased demand for office space. Factors such as the economic impacts of unrest, wars, and acts of terrorism could lead to higher energy and food prices, contributing to increased inflationary pressures, which may result in the likelihood that the Federal Reserve will cut interest rates slower than anticipated. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the higher interest rate environment has been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2023 Form 10-K.

Federal Deposit Insurance Corporation Special Assessment

In November 2023, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment over eight quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 basis points (“bps”). The Company recognized the entire assessment expense of approximately $70 million in the fourth quarter of 2023. In addition, the FDIC retained the ability to make further adjustments to the special assessment depending on subsequent adjustments to the DIF’s estimated loss.

As of the date of the publication of the final rule, the FDIC estimated that losses to the DIF totaled $16.3 billion. The FDIC has subsequently updated its estimate of the DIF’s losses that are recoverable through the special assessment, which as of June 2024 totaled $19.2 billion. The FDIC also projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 2.34 bps. As a result, in addition to the $10 million of FDIC special assessment charge (“FDIC charge”) recorded in the first quarter of 2024, an additional $2 million of FDIC charge was recorded in the second quarter of 2024.

Climate Accountability

On March 6, 2024, the SEC adopted final rules requiring registrants to disclose certain climate-related information in registration statements and Annual Reports on Form 10-K. The final rules include disclosures related to climate-related risks and risk management as well as the board and management’s governance of such risks. The rules also incorporate requirements to disclose the financial effects of certain severe weather events and other natural conditions in the audited financial statements. Larger registrants would be required to disclose information about greenhouse gas (“GHG”) emissions, to the extent material, which would be subject to a phased-in third-party assurance requirement. The compliance date for the majority of the disclosures would be required starting with the 2025 Form 10-K. The compliance date for disclosures over material expenditures and their impact on a company’s financial statements, and Scope 1 and Scope 2 GHG emissions would be required starting with the 2026 Form 10-K. The attestation requirements would be phased in as limited assurance for the 2029 Form 10-K and reasonable assurance for the 2033 Form 10-K.

On April 4, 2024, the SEC voluntarily stayed implementation of the rules pending the completion of judicial review of consolidated legal challenges to the rules by the United States Court of Appeals for the Eighth Circuit. As such, the compliance dates listed in the final rule are tentative. The Company is evaluating the impact of the climate disclosure rules and monitoring the outcome of the litigation regarding their adoption.

In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). On June 28, 2024, the Newsom administration released proposed amendments to the CCDAA and CRFRA, which could delay the implementation deadlines under each of these laws by two years from their respective initial compliance dates. If so amended, the reporting requirements under the CCDAA related to Scope 1 and 2 emissions will begin in 2028, the reporting requirements of Scope 3 emissions will begin in 2029, and the initial round of the climate risk disclosure reports under the CRFRA will be due by January 1, 2028. The Company is monitoring the status of these proposed amendments and their effect on any reporting requirements. For additional information on the California climate bills, see Item 1. — Business — Supervision and Regulation — Climate-Related Risk Management in the Company’s 2023 Form 10-K.

Regulatory Update

On October 24, 2023, the Agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). The updates to the final rule strengthened and modernized the regulations implementing the CRA to better achieve the purposes of the law. On March 21, 2024, the agencies issued an interim final rule that extended the applicability date of certain provisions in the CRA final rule and requested comment on the extension. The Agencies extended the applicability date of the facility-based assessment areas and public file provisions from April 1, 2024 to January 1, 2026. Therefore, banks will not have to make changes to their assessment areas or their public files as a result of the 2023 CRA final rule until January 1, 2026. In addition, the Agencies also issued technical, non-substantive amendments to the CRA final rule and related agency regulations that reference it. For example, one of these technical amendments clarified that banks do not need to make changes to their public notices until January 1, 2026. The Company is evaluating impact of the interim final rule. For additional information on the CRA final rule, refer to Item 1. — Business — Supervision and Regulation — Community Reinvestment Act in the Company’s 2023 Form 10-K.

On June 20, 2024, the FDIC released a final rule that requires covered insured depository institutions (“IDIs”) to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. The first informational filings required under the final rule will be due no earlier than October 1, 2025. Under the final rule, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company has established a working group with senior executive management to prepare and complete a credible resolution plan for timely submission as part of the initial informational filing required by the final rule.

On July 19, 2024, the federal banking agencies jointly released a statement on a proposed rule to update anti-money laundering and countering the financing of terrorism (“AML/CFT”) program requirements for the institutions they supervise, including the Bank. The proposed rule sets forth the minimum requirements of an AML/CFT program, codifies longstanding supervisory expectations, and conforms to changes made by the Anti-Money Laundering Act of 2020. Under the proposed rule an institution would be required to have an effective, risk-based, and reasonably designed AML/CFT program and to perform AML/CFT risk assessments. The Company is evaluating the impact of this proposed rule.

Financial Review

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share, and ratio data)	2024	2023	2024	2023
Summary of operations:
Net interest income before provision for credit losses	$553,229	$566,746	$1,118,368	$1,166,607
Noninterest income	84,673	78,631	163,661	138,609
Total revenue	637,902	645,377	1,282,029	1,305,216
Provision for credit losses	37,000	26,000	62,000	46,000
Noninterest expense	236,434	261,789	483,309	480,236
Income before income taxes	364,468	357,588	736,720	778,980
Income tax expense	76,238	45,557	163,415	144,510
Net income	$288,230	$312,031	$573,305	$634,470
Per share:
Basic earnings	$2.07	$2.21	$4.12	$4.49
Diluted earnings	$2.06	$2.20	$4.09	$4.47
Adjusted diluted earnings (1)	$2.07	$2.20	$4.15	$4.52
Dividends declared	$0.55	$0.48	$1.10	$0.96
Weighted-average number of shares outstanding:
Basic	138,980	141,468	139,195	141,291
Diluted	139,801	141,876	140,047	141,910
Performance metrics:
Return on average assets (“ROA”)	1.63%	1.85%	1.61%	1.93%
Return on average common equity (“ROE”)	16.36%	19.43%	16.38%	20.27%
Return on average tangible common equity (“TCE”) (1)	17.54%	21.01%	17.57%	21.95%
Common dividend payout ratio	26.89%	21.98%	27.11%	21.60%
Net interest margin	3.27%	3.55%	3.30%	3.75%
Efficiency ratio (2)	37.06%	40.56%	37.70%	36.79%
Adjusted efficiency ratio (1)	34.25%	31.83%	34.47%	31.13%

At period end:	June 30, 2024	December 31, 2023
Total assets	$72,468,272	$69,612,884
Total loans	$52,786,818	$52,210,898
Total deposits	$59,999,785	$56,092,438
Common shares outstanding at period-end	138,604	140,027
Book value per share	$52.06	$49.64
Tangible book value per share (1)	$48.65	$46.27

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

The Company’s second quarter 2024 net income was $288 million, a decrease of $24 million or 8%, from second quarter 2023 net income of $312 million. The decrease was primarily due to lower net interest income, higher provision for credit losses and the impacts related to the expanded application of the proportional amortization method (“PAM”) to its tax credit investments portfolio during the quarter. Net income for the first half of 2024 was $573 million, a decrease of $61 million or 10%, from first half of 2023 net income of $634 million. The decrease was primarily due to lower net interest income, higher income tax expense and provision for credit losses, partially offset by higher noninterest income. Noteworthy items about the Company’s performance for the second quarter and first half of 2024 included:

•Net interest income and net interest margin. Second quarter 2024 net interest income before provision for credit losses was $553 million, a decrease of $14 million or 2% from the second quarter of 2023. Second quarter 2024 net interest margin of 3.27% declined by 28 bps year-over-year. For the first half of 2024, net interest income before provision for credit losses was $1.1 billion, a decrease of $48 million or 4% year-over-year. The net interest margin for the first half of 2024 was 3.30%, down 45 bps year-over-year.

•Profitability ratios. Second quarter 2024 ROA, ROE and the return on average TCE of 1.63%, 16.36% and 17.54%, respectively, were down year-over-year. ROA, ROE and the return on average TCE of 1.61%, 16.38% and 17.57%, respectively, for the first half of 2024, were also down year-over-year. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Efficiency ratios. Second quarter 2024 efficiency ratio of 37.06% improved 350 bps from 40.56% for the second quarter of 2023. For the first half of 2024, the efficiency ratio was 37.70%, compared with 36.79% for the first half of 2023. Adjusted efficiency ratios were 34.25% and 34.47% for the second quarter and first half of 2024, respectively, compared with 31.83% and 31.13%, respectively, for the same year-ago periods. Adjusted efficiency ratio is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Asset growth. Total assets reached $72.5 billion as of June 30, 2024, an increase of $2.9 billion or 4%, from December 31, 2023, primarily driven by a $2.7 billion or 44% increase in available-for-sale (“AFS”) debt securities.

•Deposit growth. Total deposits were $60.0 billion as of June 30, 2024, an increase of $3.9 billion or 7%, from $56.1 billion as of December 31, 2023, primarily reflecting growth across the Consumer and Business Banking and Commercial Banking segments.

•Strong capital levels. Stockholders’ equity was $7.2 billion as of June 30, 2024, up 4% from $7.0 billion as of December 31, 2023. Book value and tangible book value per share of $52.06 and $48.65, respectively, as of June 30, 2024, were both up 5% from $49.64 and $46.27, respectively, compared with December 31, 2023. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

Net Interest Income and Net Interest Margin
$567
$553
$1,167
$1,118
4.99%
3.55%
5.33%
3.27%
4.75%
3.75%
5.33%
3.30%
QTD 2Q23
QTD 2Q24
YTD 2Q23
YTD 2Q24
Net Interest Income ($ in millions)
Net Interest Margin
Average Effective Fed Funds Rate

Net interest income and net interest margin for the second quarter and first half of 2024 decreased year-over-year. The decreases in net interest income and net interest margin were primarily due to higher deposit funding costs and shifts in the deposit mix to higher cost time and money market deposits and higher Federal Home Loan Bank (“FHLB”) advances, partially offset by higher loan yields and loan growth, a decrease in Bank Term Funding Program (“BTFP”) average balances, and increases in AFS debt securities’ yield and volumes. The changes in yields and rates primarily reflected the impact of the higher benchmark interest rates.

Average Interest-earning Assets and Yields
$64.1
$68.1
$62.8
$68.1
5.67%
6.11%
5.59%
6.08%
QTD 2Q23
QTD 2Q24
YTD 2Q23
YTD 2Q24
Average Interest-earning Assets ($ in billions)
Yield on Average Interest-earning Assets

Average interest-earning assets were $68.1 billion for the second quarter of 2024, an increase of $4.0 billion or 6% from $64.1 billion for the second quarter of 2023. The year-over-year increase in average interest-earning assets primarily reflected loan growth, an increase in AFS debt securities, and a decrease in interest-bearing cash and deposits with banks. For the first half of 2024, the average interest-earning assets were $68.1 billion, an increase of $5.3 billion or 8% from $62.8 billion for the first half of 2023. The year-over-year increase in average interest-earning assets primarily reflected loan growth and increases in AFS debt securities and interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the second quarter of 2024 was 6.11%, an increase of 44 bps from 5.67% for the second quarter of 2023. The yield on average interest-earning assets for the first half of 2024 was 6.08%, an increase of 49 bps from 5.59% for the first half of 2023. The year-over-year increases in the yield on average interest-earning assets primarily resulted from higher benchmark interest rates.

The average loan yield for the second quarter of 2024 was 6.73%, an increase of 40 bps from 6.33% for the second quarter of 2023. The average loan yield for the first half of 2024 was 6.72%, an increase of 48 bps from 6.24% for the first half of 2023. The year-over-year increases in the average loan yield reflected the loan portfolio’s sensitivity to higher benchmark interest rates and loan growth. Approximately 58% and 60% of loans held-for-investment were variable rate as of June 30, 2024 and 2023, respectively.

Deposits are an important source of funding for the Company. Average deposits were $58.7 billion for the second quarter of 2024, which increased $4.4 billion or 8% from $54.3 billion for the second quarter of 2023. For the first half of 2024, average deposits were $58.1 billion, which increased $3.5 billion or 6% from $54.6 billion for the first half of 2023.

Average noninterest-bearing deposits were $14.7 billion for the second quarter of 2024, a decrease of $2.2 billion or 13% from $16.9 billion for the second quarter of 2023. For the first half of 2024, average noninterest-bearing deposits were $14.8 billion, a decrease of $3.5 billion or 19% from $18.3 billion for the first half of 2023. The year-over-year decreases in noninterest-bearing deposits reflected the deposit mix shift to time and money market deposits. Average noninterest-bearing deposits made up 25% and 31% of average deposits for the second quarters of 2024 and 2023, respectively, and 26% and 34% for the first halves of 2024 and 2023, respectively.

The average cost of deposits was 2.96% for the second quarter of 2024, an 84 bp increase from 2.12% for the second quarter of 2023. The average cost of interest-bearing deposits was 3.94% for the second quarter of 2024, an 85 bp increase from 3.09% for the second quarter of 2023. The average cost of deposits was 2.90% for the first half of 2024, a 104 bp increase from 1.86% for the first half of 2023. The average cost of interest-bearing deposits was 3.89% for the first half of 2024, a 109 bp increase from 2.80% for the first half of 2023. These year-over-year increases primarily reflected shifts in the deposit mix to time and money market deposits, and rising deposit costs in response to the higher interest rate environment.

The average cost of funds calculation includes deposits, BTFP, short-term borrowings and federal funds purchased, FHLB advances, securities sold under repurchase agreements (“repurchase agreements”), and long-term debt and finance lease liabilities. For the second quarter of 2024, the average cost of funds was 3.11%, an 80 bp increase from 2.31% for the second quarter of 2023. For the first half of 2024, the average cost of funds was 3.04%, a 103 bp increase from 2.01% for the first half of 2023. The year-over year increases were mainly driven by the increased cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2024 and 2023:

	Three Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,058,515	$49,406	4.90%	$5,247,755	$60,995	4.66%
Assets purchased under resale agreements (2)	485,000	1,885	1.56%	641,939	3,969	2.48%
Debt securities:
AFS debt securities (3)(4)	8,481,948	99,242	4.71%	6,257,397	56,292	3.61%
Held-to-maturity (“HTM”) debt securities (3)	2,941,150	12,490	1.71%	2,983,780	12,678	1.70%
Total debt securities (3)	11,423,098	111,732	3.93%	9,241,177	68,970	2.99%
Loans:
Commercial and industrial (“C&I”)	16,209,659	322,648	8.01%	15,244,826	287,799	7.57%
CRE	20,270,816	323,106	6.41%	19,599,138	300,721	6.15%
Residential mortgage	15,386,858	221,966	5.80%	13,942,721	182,035	5.24%
Other consumer	51,455	721	5.64%	65,035	709	4.37%
Total loans (5)(6)	51,918,788	868,441	6.73%	48,851,720	771,264	6.33%
Restricted equity securities	164,649	2,950	7.21%	78,978	936	4.75%
Total interest-earning assets	$68,050,050	$1,034,414	6.11%	$64,061,569	$906,134	5.67%
Noninterest-earning assets:
Cash and due from banks	468,374			569,227
Allowance for loan losses	(675,346)			(619,868)
Other assets	3,346,122			3,486,439
Total assets	$71,189,200			$67,497,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,467,801	$52,680	2.84%	$8,434,655	$49,571	2.36%
Money market deposits	13,724,230	135,405	3.97%	10,433,839	86,419	3.32%
Savings deposits	1,795,242	5,004	1.12%	2,200,124	3,963	0.72%
Time deposits	21,028,737	238,393	4.56%	16,289,320	147,524	3.63%
BTFP, short-term borrowings and federal funds purchased	2,889	32	4.45%	4,500,566	49,032	4.37%
Short-term repurchase agreements	4,104	58	5.68%	15,579	211	5.43%
FHLB advances	3,500,001	48,840	5.61%	1	—	—%
Long-term debt and finance lease liabilities	36,335	773	8.56%	152,760	2,668	7.01%
Total interest-bearing liabilities	$47,559,339	$481,185	4.07%	$42,026,844	$339,388	3.24%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,664,789			16,926,937
Accrued expenses and other liabilities	1,877,572			2,102,590
Stockholders’ equity	7,087,500			6,440,996
Total liabilities and stockholders’ equity	$71,189,200			$67,497,367

Interest rate spread			2.04%			2.43%
Net interest income and net interest margin		$553,229	3.27%		$566,746	3.55%

(1)Annualized.
(2)Includes securities purchased under resale agreements for the second quarter of 2024. Includes both securities and loans purchased under resale agreements for the second quarter of 2023.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of net premiums on AFS debt securities of $10 million and $7 million for the second quarters of 2024 and 2023, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $14 million and $13 million for the second quarters of 2024 and 2023, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first halves of 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/ Rate (1)	Average Balance	Interest	Average Yield/ Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,960,016	$123,788	5.02%	$4,353,658	$96,642	4.48%
Assets purchased under resale agreements (2)	605,330	8,000	2.66%	665,229	8,472	2.57%
Debt securities:
AFS debt securities (3)(4)	7,524,158	162,100	4.33%	6,183,522	109,489	3.57%
HTM debt securities (3)	2,945,918	25,024	1.71%	2,989,695	25,412	1.71%
Total debt securities (3)	10,470,076	187,124	3.59%	9,173,217	134,901	2.97%
Loans:
C&I	16,230,641	648,458	8.03%	15,322,480	563,372	7.41%
CRE	20,342,200	647,193	6.40%	19,404,599	583,185	6.06%
Residential mortgage	15,294,601	437,640	5.75%	13,706,798	351,529	5.17%
Other consumer	54,372	1,539	5.69%	68,840	1,564	4.58%
Total loans (5)(6)	51,921,814	1,734,830	6.72%	48,502,717	1,499,650	6.24%
Restricted equity securities	128,812	4,289	6.70%	84,852	1,975	4.69%
Total interest-earning assets	$68,086,048	$2,058,031	6.08%	$62,779,673	$1,741,640	5.59%
Noninterest-earning assets:
Cash and due from banks	457,070			595,022
Allowance for loan losses	(677,231)			(611,358)
Other assets	3,567,911			3,548,733
Total assets	$71,433,798			$66,312,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,581,615	$106,501	2.82%	$7,469,621	$72,745	1.96%
Money market deposits	13,680,220	270,066	3.97%	10,844,992	162,521	3.02%
Savings deposits	1,802,405	9,124	1.02%	2,317,702	7,632	0.66%
Time deposits	20,187,490	451,990	4.50%	15,674,457	261,373	3.36%
BTFP, short-term borrowings and federal funds purchased	1,933,707	42,138	4.38%	2,666,249	57,857	4.38%
FHLB advances	2,027,474	56,579	5.61%	248,619	6,430	5.22%
Repurchase agreements	3,327	93	5.62%	60,931	1,263	4.18%
Long-term debt and finance lease liabilities	81,076	3,172	7.87%	152,591	5,212	6.89%
Total interest-bearing liabilities	$47,297,314	$939,663	4.00%	$39,435,162	$575,033	2.94%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,809,871			18,310,770
Accrued expenses and other liabilities	2,286,584			2,253,266
Stockholders’ equity	7,040,029			6,312,872
Total liabilities and stockholders’ equity	$71,433,798			$66,312,070

Interest rate spread			2.08%			2.65%
Net interest income and net interest margin		$1,118,368	3.30%		$1,166,607	3.75%

(1)Annualized.
(2)Includes securities purchased under resale agreements for the first half of 2024. Includes both securities and loans purchased under resale agreements for the first half of 2023.
(3)Yields on tax-exempt securities are not presented on a tax-equivalent basis.
(4)Includes the amortization of net premiums on AFS debt securities of $17 million and $16 million for the first halves of 2024 and 2023, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $28 million and $27 million for the first halves of 2024 and 2023, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(11,589)	$(14,488)	$2,899	$27,146	$14,515	$12,631
Assets purchased under resale agreements (1)	(2,084)	(830)	(1,254)	(472)	(767)	295
Debt securities:
AFS debt securities	42,950	23,146	19,804	52,611	26,517	26,094
HTM debt securities	(188)	(211)	23	(388)	(315)	(73)
Total debt securities	42,762	22,935	19,827	52,223	26,202	26,021
Loans:
C&I	34,849	18,298	16,551	85,086	35,294	49,792
CRE	22,385	10,100	12,285	64,008	29,740	34,268
Residential mortgage	39,931	19,553	20,378	86,111	43,661	42,450
Other consumer	12	(166)	178	(25)	(365)	340
Total loans	97,177	47,785	49,392	235,180	108,330	126,850
Restricted equity securities	2,014	1,365	649	2,314	1,269	1,045
Total interest and dividend income	$128,280	$56,767	$71,513	$316,391	$149,549	$166,842
Interest-bearing liabilities:
Checking deposits	$3,109	$(6,131)	$9,240	$33,756	$1,116	$32,640
Money market deposits	48,986	30,302	18,684	107,545	48,887	58,658
Savings deposits	1,041	(830)	1,871	1,492	(1,962)	3,454
Time deposits	90,869	48,410	42,459	190,617	87,546	103,071
BTFP, short-term borrowings and federal funds purchased	(49,000)	(49,003)	3	(15,719)	(15,803)	84
FHLB advances	48,840	48,840	—	50,149	49,622	527
Repurchase agreements	(153)	(162)	9	(1,170)	(1,497)	327
Long-term debt and finance lease liabilities	(1,895)	(2,381)	486	(2,040)	(2,706)	666
Total interest expense	$141,797	$69,045	$72,752	$364,630	$165,203	$199,427
Change in net interest income	$(13,517)	$(12,278)	$(1,239)	$(48,239)	$(15,654)	$(32,585)

(1)Includes the impact of securities purchased under resale agreements for the second quarter and first half of 2024. Includes the impact of securities and loans purchased under resale agreements for the second quarter and first half of 2023.

Noninterest Income

The following table presents the components of noninterest income for the second quarters and first halves of 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Deposit account fees	$25,649	$23,369	10%	$50,597	$46,423	9%
Lending fees	24,340	20,901	16%	47,265	41,487	14%
Foreign exchange income	12,924	12,167	6%	24,393	23,476	4%
Wealth management fees	9,478	6,944	36%	18,115	13,291	36%
Customer derivative income	5,764	7,373	(22)%	9,514	9,937	(4)%
Net gains (losses) on sales of loans	56	(7)	NM	15	(29)	NM
Net gains (losses) on AFS debt securities	1,785	—	100%	1,834	(10,000)	NM
Other investment income	586	4,003	(85)%	3,401	5,924	(43)%
Other income	4,091	3,881	5%	8,527	8,100	5%
Total noninterest income	$84,673	$78,631	8%	$163,661	$138,609	18%

NM — Not meaningful.

Noninterest income comprised 13% of total revenue for both the second quarter and first half of 2024, compared with 12% and 11% for the second quarter and first half of 2023, respectively. Noninterest income for the second quarter of 2024 was $85 million, an increase of $6 million or 8%, compared with $79 million for the second quarter of 2023. The increase was primarily due to increases in lending, wealth management and deposit account fees, partially offset by lower other investment income. Noninterest income for the first half of 2024 was $164 million, an increase of $25 million or 18%, compared with $139 million for the same period in 2023. The increase was primarily due to net gains on AFS debt securities, and increases in lending, wealth management and deposit account fees.

Deposit account fees were $26 million for the second quarter of 2024, an increase of $3 million or 10%, compared with $23 million for the second quarter of 2023. For the first half of 2024, deposit account fees were $51 million, an increase of $5 million or 9%, compared with $46 million for the same period in 2023. The increases were primarily related to analysis service fees, which reflected customer growth and fee increases.

Lending fees were $24 million for the second quarter of 2024, an increase of $3 million or 16%, compared with $21 million for the second quarter of 2023. For the first half of 2024, lending fees were $47 million, an increase of $6 million or 14%, compared with $41 million for the same period in 2023. The increases were primarily due to higher trade finance and unused commitment fees driven by customer growth.

Wealth management fees were $9 million for the second quarter of 2024, an increase of $2 million or 36%, compared with $7 million for the second quarter of 2023. For the first half of 2024, wealth management fees were $18 million, an increase of $5 million or 36%, compared with $13 million for the same period in 2023. The increases reflected customer demand for higher-yielding products in response to the interest rate environment.

Net gains on AFS debt securities were $2 million for both the second quarter and first half of 2024, which primarily reflected the sale of mortgage-backed securities. In comparison, net losses on AFS debt securities were $10 million for the first half of 2023, due to the write-off of an impaired subordinated debt security during the first quarter of 2023.

Other investment income was $1 million for the second quarter of 2024, a decrease of $3 million or 85%, compared with $4 million for the same period in 2023. For the first half of 2024, other investment income was $3 million, a decrease of $3 million or 43%, compared with $6 million for the same period in 2023. The decreases primarily reflected reduced earnings from the Company’s equity method CRA investments in 2024, compared with the same year-ago periods.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first halves of 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Compensation and employee benefits	$133,588	$124,937	7%	$275,400	$254,591	8%
Occupancy and equipment expense	15,031	16,088	(7)%	30,261	31,675	(4)%
Deposit insurance premiums and regulatory assessments	10,708	8,262	30%	30,357	16,172	88%
Deposit account expense	12,050	10,559	14%	24,238	20,168	20%
Computer software and data processing expenses	11,392	10,692	7%	22,736	21,399	6%
Other operating expense	37,613	35,337	6%	71,058	70,207	1%
Amortization of tax credit and CRA investments	16,052	55,914	(71)%	29,259	66,024	(56)%
Total noninterest expense	$236,434	$261,789	(10)%	$483,309	$480,236	1%

Second quarter 2024 noninterest expense of $236 million decreased $26 million or 10%, compared with $262 million for the second quarter of 2023. The decrease was primarily due to a decrease in amortization of tax credit and CRA investments, partially offset by an increase in compensation and employee benefits. For the first half of 2024, noninterest expense of $483 million increased $3 million or 1%, compared with $480 million for the same period in 2023, primarily due to increases in compensation and employee benefits, deposit insurance premiums and regulatory assessments and deposit account expense, partially offset by a decrease in amortization of tax credit and CRA investments.

Compensation and employee benefits were $134 million for the second quarter of 2024, an increase of $9 million or 7%, compared with $125 million for the second quarter of 2023. For the first half of 2024, compensation and employee benefits were $275 million, an increase of $20 million or 8%, compared with $255 million for the same period in 2023. The increases were primarily driven by annual merit increases and staffing growth.

Deposit insurance premiums and regulatory assessments were $11 million for the second quarter of 2024, an increase of $3 million or 30%, compared with $8 million for the same period in 2023. Deposit insurance premiums and regulatory assessments were $30 million for the first half of 2024, an increase of $14 million or 88%, compared with $16 million for the same period in 2023. The increases were primarily due to additional FDIC charges of $2 million and $12 million recorded during the second quarter and first half of 2024, respectively. For additional information about the FDIC special assessment, refer to Item 2. MD&A — Overview — Current Developments in this Form 10-Q.

Deposit account expense was $12 million for the second quarter of 2024, an increase of $1 million or 14%, compared with $11 million for the same period in 2023. The increase was primarily due to higher commercial vendor payments, which were driven by an increase in program participants; and deposit referral fees, which were driven by higher deposit balances. For the first half of 2024, deposit account expense was $24 million, an increase of $4 million or 20%, compared with $20 million for the same period in 2023. The increases were primarily due to higher deposit referral fees driven by higher deposit balances, and higher commercial vendor payments due to an increase in program participants. The increase in the first half of 2024 was further impacted by higher insured cash sweep product fees driven by higher deposit balances.

Amortization of tax credit and CRA investments was $16 million for the second quarter of 2024, a decrease of $40 million or 71%, compared with $56 million for the second quarter of 2023. For the first half of 2024, amortization of tax credit and CRA investments was $29 million, a decrease of $37 million or 56%, compared with $66 million for the same period in 2023. The decreases were primarily due to the impacts related to the expanded application of PAM since the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments — Equity Method and Joint Ventures on January 1, 2024, and the timing of tax credit investments that closed in a given period. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Income before income taxes	$364,468	$357,588	2%	$736,720	$778,980	(5)%
Income tax expense	$76,238	$45,557	67%	$163,415	$144,510	13%
Effective tax rate	20.9%	12.7%		22.2%	18.6%

Second quarter 2024 income tax expense was $76 million and the effective tax rate was 20.9%, compared with second quarter 2023 income tax expense of $46 million and an effective tax rate of 12.7%. For the first half of 2024, income tax expense was $163 million and the effective tax rate was 22.2%, compared with income tax expense of $145 million and an effective tax rate of 18.6% for the same period in 2023. The year-over-year increases in income tax expense and effective tax rate were primarily due to the impacts related to the expanded application of PAM on the Company’s tax credit investments since the adoption of ASU 2023-02 on January 1, 2024 and the timing of tax credit investments that closed in a given period. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net.

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

The following tables present the results by operating segment for the periods indicated:

	Three Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
($ in thousands)	2024	2023	2024	2023	2024	2023
Total revenue	$320,061	$334,642	$311,500	$305,578	$6,341	$5,157
(Reversal of) provision for credit losses	(3,245)	5,524	40,245	20,476	—	—
Noninterest expense	108,124	107,027	92,064	88,333	36,246	66,429
Segment income (loss) before income taxes	215,182	222,091	179,191	196,769	(29,905)	(61,272)
Segment net income	$151,578	$156,853	$126,441	$139,030	$10,211	$16,148

($ in thousands)	Six Months Ended June 30,
	Consumer and Business Banking		Commercial Banking		Other
	2024	2023	2024	2023	2024	2023
Total revenue	$637,367	$664,886	$618,315	$585,900	$26,347	$54,430
(Reversal of) provision for credit losses	(680)	20,536	62,680	25,464	—	—
Noninterest expense	227,424	220,850	198,371	175,581	57,514	83,805
Segment income (loss) before income taxes	410,623	423,500	357,264	384,855	(31,167)	(29,375)
Segment net income	$289,250	$299,100	$252,022	$273,487	$32,033	$61,883

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

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$293,292	$307,522	$(14,230)	(5)%
Noninterest income	26,769	27,120	(351)	(1)%
Total revenue	320,061	334,642	(14,581)	(4)%
(Reversal of) provision for credit losses	(3,245)	5,524	(8,769)	(159)%
Noninterest expense	108,124	107,027	1,097	1%
Segment income before income taxes	215,182	222,091	(6,909)	(3)%
Income tax expense	63,604	65,238	(1,634)	(3)%
Segment net income	$151,578	$156,853	$(5,275)	(3)%
Average loans	$19,324,850	$17,622,260	$1,702,590	10%
Average deposits	$34,852,127	$33,265,827	$1,586,300	5%

($ in thousands)	Six Months Ended June 30,
			Change from 2023
	2024	2023	$	%
Net interest income before provision for credit losses	$585,056	$611,764	$(26,708)	(4)%
Noninterest income	52,311	53,122	(811)	(2)%
Total revenue	637,367	664,886	(27,519)	(4)%
(Reversal of) provision for credit losses	(680)	20,536	(21,216)	(103)%
Noninterest expense	227,424	220,850	6,574	3%
Segment income before income taxes	410,623	423,500	(12,877)	(3)%
Income tax expense	121,373	124,400	(3,027)	(2)%
Segment net income	$289,250	$299,100	$(9,850)	(3)%
Average loans	$19,231,071	$17,368,001	$1,863,070	11%
Average deposits	$34,319,472	$33,555,330	$764,142	2%

Consumer and Business Banking segment net income decreased $5 million or 3% year-over-year to $152 million for the second quarter of 2024, and $10 million or 3% year-over-year to $289 million for the first half of 2024. The decreases in both periods were primarily driven by a decrease in net interest income, partially offset by a decrease in provision for credit losses. Net interest income before provision for credit losses decreased $14 million or 5% year-over-year to $293 million for the second quarter of 2024, and $27 million or 4% year-over-year to $585 million for the first half of 2024. These decreases were primarily driven by a higher cost of interest-bearing deposits and a continued shift to interest-bearing products in the deposit mix. Provision for credit losses decreased $9 million or 159% year-over-year to $3 million in reversal of provision for credit losses for the second quarter of 2024, and $21 million or 103% year-over-year to $1 million in reversal of provision for credit losses for the first half of 2024. These decreases were primarily driven by the improvement in the macroeconomic outlook in the residential mortgage loan sector in the second quarter of 2024.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$260,780	$263,040	$(2,260)	(1)%
Noninterest income	50,720	42,538	8,182	19%
Total revenue	311,500	305,578	5,922	2%
Provision for credit losses	40,245	20,476	19,769	97%
Noninterest expense	92,064	88,333	3,731	4%
Segment income before income taxes	179,191	196,769	(17,578)	(9)%
Income tax expense	52,750	57,739	(4,989)	(9)%
Segment net income	$126,441	$139,030	$(12,589)	(9)%
Average loans	$32,593,938	$31,229,460	$1,364,478	4%
Average deposits	$21,454,905	$16,788,456	$4,666,449	28%

($ in thousands)	Six Months Ended June 30,
			Change from 2023
	2024	2023	$	%
Net interest income before provision for credit losses	$521,129	$499,763	$21,366	4%
Noninterest income	97,186	86,137	11,049	13%
Total revenue	618,315	585,900	32,415	6%
Provision for credit losses	62,680	25,464	37,216	146%
Noninterest expense	198,371	175,581	22,790	13%
Segment income before income taxes	357,264	384,855	(27,591)	(7)%
Income tax expense	105,242	111,368	(6,126)	(6)%
Segment net income	$252,022	$273,487	$(21,465)	(8)%
Average loans	$32,690,743	$31,134,716	$1,556,027	5%
Average deposits	$21,254,547	$17,034,343	$4,220,204	25%

Commercial Banking segment net income decreased $13 million or 9% year-over-year to $126 million for the second quarter of 2024. This decrease was primarily due to higher provision for credit losses, partially offset by higher noninterest income. Provision for credit losses increased $20 million or 97% year-over-year to $40 million for the second quarter of 2024, primarily driven by higher net charge-offs in the C&I and CRE portfolios. Noninterest income increased $8 million or 19% year-over-year to $51 million for the second quarter of 2024, primarily driven by higher deposit account fees, foreign exchange income and lending fees.

Commercial Banking segment net income decreased $21 million or 8% year-over-year to $252 million for the first half of 2024. This decrease was primarily due to higher provision for credit losses and noninterest expense, partially offset by revenue growth. Net interest income before provision for credit losses increased $21 million or 4% year-over-year to $521 million for the first half of 2024. This increase was primarily driven by higher loan interest income from commercial loan growth. Provision for credit losses increased $37 million or 146% year-over-year to $63 million for the first half of 2024, primarily driven by higher net charge-offs in the C&I and CRE portfolios. Noninterest income increased $11 million or 13% year-over-year to $97 million for the first half of 2024, mainly driven by higher deposit account fees and lending fees. Noninterest expense increased $23 million or 13% year-over-year to $198 million for the first half of 2024, primarily due to higher compensation and employee benefits, deposit account expense, and deposit insurance premiums and regulatory assessments.

Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Other segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest loss before provision for credit losses	$(843)	$(3,816)	$2,973	78%
Noninterest income	7,184	8,973	(1,789)	(20)%
Total revenue	6,341	5,157	1,184	23%
Noninterest expense	36,246	66,429	(30,183)	(45)%
Segment loss before income taxes	(29,905)	(61,272)	31,367	51%
Income tax benefit	40,116	77,420	(37,304)	(48)%
Segment net income	$10,211	$16,148	$(5,937)	(37)%
Average deposits	$2,373,767	$4,230,592	$(1,856,825)	(44)%

($ in thousands)	Six Months Ended June 30,
			Change from 2023
	2024	2023	$	%
Net interest income before provision for credit losses	$12,183	$55,080	$(42,897)	(78)%
Noninterest income	14,164	(650)	14,814	NM
Total revenue	26,347	54,430	(28,083)	(52)%
Noninterest expense	57,514	83,805	(26,291)	(31)%
Segment loss before income taxes	(31,167)	(29,375)	(1,792)	(6)%
Income tax benefit	63,200	91,258	(28,058)	(31)%
Segment net income	$32,033	$61,883	$(29,850)	(48)%
Average deposits	$2,487,582	$4,027,869	$(1,540,287)	(38)%

NM — Not meaningful.

The Other segment reported segment loss before income taxes of $30 million and segment net income of $10 million, reflecting an income tax benefit of $40 million for the second quarter of 2024. The decrease in segment net income was primarily driven by lower income tax benefit, partially offset by lower noninterest expense. Noninterest expense decreased $30 million, primarily due to lower amortization of tax credit and CRA investments from the expanded use of PAM since the adoption of ASU 2022-02 on January 1, 2024. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net.

The Other segment reported segment loss before income taxes of $31 million and segment net income of $32 million, reflecting an income tax benefit of $63 million for the first half of 2024. The decrease in segment net income was primarily driven by lower net interest income and income tax benefit, partially offset by lower noninterest expense and higher noninterest income. The $43 million decrease in net interest income before provision for credit losses was primarily driven by lower FTP spread income absorbed by the Other segment, partially offset by higher yields on interest-bearing cash and deposits with banks and debt securities. Noninterest income increased $15 million for the first half of 2024, mainly due to a $10 million write-off of an impaired AFS debt security during the first quarter of 2023 and an increase in foreign exchange income. Noninterest expense decreased $26 million, primarily due to lower amortization of tax credit and CRA investments from the aforementioned adoption of ASU 2022-02 on January 1, 2024.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of June 30, 2024 and December 31, 2023, and by credit ratings as of June 30, 2024:

	June 30, 2024			December 31, 2023			Ratings as of June 30, 2024 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,291	$623,757	7%	$1,112,587	$1,060,375	17%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	309,956	260,388	3%	412,086	364,446	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	6,455,081	6,163,665	69%	2,488,304	2,195,853	35%	100%	—%	—%	—%	—%
Municipal securities	295,437	256,563	3%	297,283	261,016	4%	98%	—%	—%	—%	2%
Non-agency mortgage-backed securities	925,027	795,255	9%	1,052,913	921,187	15%	89%	—%	—%	—%	11%
Corporate debt securities	653,501	507,130	6%	653,501	502,425	8%	—%	31%	66%	3%	—%
Foreign government bonds	245,523	233,724	3%	239,333	227,874	4%	45%	55%	—%	—%	—%
Asset-backed securities	39,061	38,593	0%	43,234	42,300	1%	56%	44%	—%	—%	—%
Collateralized loan obligations	44,500	44,453	0%	617,250	612,861	10%	100%	—%	—%	—%	—%
Total AFS debt securities	$9,644,377	$8,923,528	100%	$6,916,491	$6,188,337	100%	92%	3%	4%	0%	1%
HTM debt securities:
U.S. Treasury securities	$532,294	$487,707	20%	$529,548	$488,551	20%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,003,094	802,895	33%	1,001,836	814,932	33%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,214,541	972,255	41%	1,235,784	1,004,697	41%	100%	—%	—%	—%	—%
Municipal securities	188,321	142,370	6%	188,872	145,791	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,938,250	$2,405,227	100%	$2,956,040	$2,453,971	100%	100%	—%	—%	—%	—%
Total debt securities	$12,582,627	$11,328,755		$9,872,531	$8,642,308

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
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $5.2 billion of both amortized cost and fair value as of June 30, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(4)Includes GNMA HTM debt securities totaling $89 million of amortized cost and $71 million of fair value as of June 30, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

As of June 30, 2024, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.8 and 7.2, respectively, compared with 3.6 and 7.5, respectively, as of December 31, 2023. The decrease in the AFS effective duration was primarily due to the purchases of floating rate GNMA securities. The decrease in the HTM effective duration was due to the portfolio seasoning. The Company estimated that the effective duration of its AFS debt securities was 3.4 for an instantaneous 100 bps parallel increase and 2.4 for an instantaneous 100 bps parallel decrease as of June 30, 2024.

Available-for-Sale Debt Securities

The fair value of AFS debt securities totaled $8.9 billion as of June 30, 2024, an increase of $2.7 billion or 44% from $6.2 billion as of December 31, 2023. The increase was primarily due to the purchases of GNMA securities, which were mainly funded by an increase in deposits. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $721 million as of June 30, 2024, compared with $728 million as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, 99% and 97%, respectively, of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2024 and December 31, 2023. There was no allowance for credit losses provided against the AFS debt securities as of each of June 30, 2024 and December 31, 2023. Additionally, there were no credit losses recognized in earnings for the three and six months ended June 30, 2024 and 2023.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both June 30, 2024 and December 31, 2023.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $52.8 billion and $52.2 billion as of June 30, 2024 and December 31, 2023, respectively, and the composition of the loan portfolio as of June 30, 2024 was similar to the composition as of December 31, 2023.

The following table presents the composition of the Company’s total loan portfolio by loan type as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$16,875,009	32%	$16,581,079	32%
CRE:
CRE	14,562,595	28%	14,777,081	28%
Multifamily residential	5,100,210	10%	5,023,163	10%
Construction and land	664,793	1%	663,868	1%
Total CRE	20,327,598	39%	20,464,112	39%
Total commercial	37,202,607	71%	37,045,191	71%
Consumer:
Residential mortgage:
Single-family residential	13,747,769	26%	13,383,060	26%
HELOCs	1,761,379	3%	1,722,204	3%
Total residential mortgage	15,509,148	29%	15,105,264	29%
Other consumer	56,154	0%	60,327	0%
Total consumer	15,565,302	29%	15,165,591	29%
Total loans held-for-investment (1)	52,767,909	100%	52,210,782	100%
Allowance for loan losses	(683,794)		(668,743)
Loans held-for-sale (2)	18,909		116
Total loans, net	$52,103,024		$51,542,155

(1)Includes $53 million and $71 million of net deferred loan fees and net unamortized premiums as of June 30, 2024 and December 31, 2023, respectively.
(2)Consists of C&I loans as of June 30, 2024 and a single-family residential loan as of December 31, 2023.

Commercial

The commercial loan portfolio comprised 71% of total loans as of both June 30, 2024 and December 31, 2023. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $24.8 billion and $24.6 billion as of June 30, 2024 and December 31, 2023, respectively, with a utilization rate of 68% as of June 30, 2024, compared with 67% as of December 31, 2023. Total C&I loans were $16.9 billion as of June 30, 2024, an increase of $294 million or 2% from $16.6 billion as of December 31, 2023. Total C&I loans made up 32% of total loans held-for-investment as of both June 30, 2024 and December 31, 2023. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $549 million and $645 million as of June 30, 2024 and December 31, 2023, respectively. The majority of the C&I loans had variable interest rates as of both June 30, 2024 and December 31, 2023.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023 (1)
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Real estate investment & management	$2,066,828	12%	Capital call lending	$2,171,367	13%
Capital call lending	1,970,392	12%	Real estate investment & management	1,970,713	12%
Media & entertainment	1,953,376	12%	Media & entertainment	1,891,199	11%
Financial services	1,135,036	7%	Financial services	1,136,731	7%
Manufacturing & wholesale	1,024,074	6%	Manufacturing & wholesale	1,110,544	7%
Infrastructure & clean energy	1,016,207	6%	Infrastructure & clean energy	1,023,662	6%
Tech & telecom	771,820	5%	Tech & telecom	729,922	4%
Healthcare	714,998	4%	Food production & distribution	655,340	4%
Food production & distribution	704,416	4%	Consumer finance	586,468	4%
Oil & gas	587,657	3%	Hospitality & leisure	576,328	3%
Other	4,930,205	29%	Other	4,728,805	29%
Total C&I	$16,875,009	100%	Total C&I	$16,581,079	100%

(1)Revised segmentation to conform with the current presentation.

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $20.3 billion and $20.5 billion as of June 30, 2024 and December 31, 2023, respectively, and accounted for 39% of total loans held-for-investment as of both June 30, 2024 and December 31, 2023. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”). The consistency of the Company’s low LTV underwriting standards has historically resulted in lower credit losses.

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both June 30, 2024 and December 31, 2023. The following table summarizes the Company’s total CRE loans by property type as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$5,100,210	25%	$5,023,164	25%
Retail (1)	4,217,637	21%	4,297,569	21%
Industrial (1)	3,995,232	20%	3,997,764	20%
Hotel (1)	2,458,129	12%	2,446,504	12%
Office (1)	2,184,842	11%	2,271,508	11%
Healthcare (1)	719,579	3%	852,362	4%
Construction and land	664,793	3%	663,868	3%
Other (1)	987,176	5%	911,373	4%
Total CRE loans	$20,327,598	100%	$20,464,112	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 50% as of both June 30, 2024 and December 31, 2023. Weighted-average LTV is based on the most recent LTV, which is based on the latest available appraisal and current loan commitment. Approximately 91% of total CRE loan commitments had an LTV ratio of 65% or lower as of both June 30, 2024 and December 31, 2023.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2024 and December 31, 2023. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	June 30, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,555,495	52%	$2,312,020	45%	$243,138	36%	$10,110,653	50%
Northern California	2,705,815	19%	1,053,601	21%	178,766	27%	3,938,182	19%
California	10,261,310	71%	3,365,621	66%	421,904	63%	14,048,835	69%
Texas	1,082,669	7%	486,597	10%	85,312	13%	1,654,578	8%
New York	706,171	5%	259,052	5%	31,854	5%	997,077	5%
Washington	487,809	3%	162,064	3%	10,393	2%	660,266	3%
Arizona	361,844	2%	220,976	4%	14,978	2%	597,798	3%
Nevada	264,210	2%	154,265	3%	15,631	2%	434,106	2%
Other markets	1,398,582	10%	451,635	9%	84,721	13%	1,934,938	10%
Total loans	$14,562,595	100%	$5,100,210	100%	$664,793	100%	$20,327,598	100%

	December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,604,053	51%	$2,295,592	46%	$294,879	44%	$10,194,524	50%
Northern California	2,737,635	19%	1,055,852	21%	147,031	22%	3,940,518	19%
California	10,341,688	70%	3,351,444	67%	441,910	66%	14,135,042	69%
Texas	1,122,428	8%	445,391	9%	41,768	6%	1,609,587	8%
New York	696,950	5%	287,961	6%	43,227	7%	1,028,138	5%
Washington	495,577	3%	173,367	3%	10,375	2%	679,319	3%
Arizona	355,047	2%	148,970	3%	38,897	6%	542,914	3%
Nevada	257,105	2%	142,133	3%	6,325	1%	405,563	2%
Other markets	1,508,286	10%	473,897	9%	81,366	12%	2,063,549	10%
Total loans	$14,777,081	100%	$5,023,163	100%	$663,868	100%	$20,464,112	100%

As of both June 30, 2024 and December 31, 2023, 69% of total CRE loans were concentrated in California. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2023 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.6 billion as of June 30, 2024, compared with $14.8 billion as of December 31, 2023, and accounted for 28% of total loans held-for-investment as of both dates. Interest rates on CRE loans may be fixed, variable or hybrid. As of June 30, 2024, 58% of our CRE portfolio had variable rates, of which 52% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s exposure remained variable rate. In comparison, as of December 31, 2023, 58% of our CRE portfolio had variable rates, of which 50% had customer-level interest rate derivative contracts in place. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both June 30, 2024 and December 31, 2023. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $5.1 billion and $5.0 billion as of June 30, 2024 and December 31, 2023, respectively, and accounted for 10% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of June 30, 2024, 49% of our multifamily residential portfolio had variable rates, of which 43% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2023, 48% of our multifamily residential portfolio had variable rates, of which 40% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $665 million as of June 30, 2024, compared with $664 million as of December 31, 2023, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $541 million in loans outstanding, plus $573 million in unfunded commitments as of June 30, 2024, compared with $526 million in loans outstanding, plus $672 million in unfunded commitments as of December 31, 2023. Land loans totaled $124 million as of June 30, 2024, compared with $138 million as of December 31, 2023.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential loan size was $436 thousand as of both June 30, 2024 and December 31, 2023. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of June 30, 2024 and December 31, 2023:

	June 30, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,158,542	38%	$828,546	47%	$5,987,088	39%
Northern California	1,735,596	13%	368,785	21%	2,104,381	13%
California	6,894,138	51%	1,197,331	68%	8,091,469	52%
New York	4,363,714	32%	249,954	14%	4,613,668	30%
Washington	709,522	5%	186,804	11%	896,326	6%
Massachusetts	430,399	3%	68,696	4%	499,095	3%
Georgia	451,756	3%	19,536	1%	471,292	3%
Nevada	432,919	3%	33,970	2%	466,889	3%
Texas	450,865	3%	—	—%	450,865	3%
Other markets	14,456	0%	5,088	0%	19,544	0%
Total	$13,747,769	100%	$1,761,379	100%	$15,509,148	100%
Lien priority:
First mortgage	$13,747,769	100%	$1,339,343	76%	$15,087,112	97%
Junior lien mortgage	—	—%	422,036	24%	422,036	3%
Total	$13,747,769	100%	$1,761,379	100%	$15,509,148	100%

	December 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,990,848	37%	$799,571	46%	$5,790,419	38%
Northern California	1,650,905	13%	370,989	22%	2,021,894	13%
California	6,641,753	50%	1,170,560	68%	7,812,313	51%
New York	4,376,416	33%	247,202	14%	4,623,618	31%
Washington	696,028	5%	184,843	11%	880,871	6%
Massachusetts	391,666	3%	67,016	4%	458,682	3%
Georgia	432,258	3%	17,123	1%	449,381	3%
Nevada	404,837	3%	33,959	2%	438,796	3%
Texas	423,972	3%	—	—%	423,972	3%
Other markets	16,130	0%	1,501	0%	17,631	0%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%
Lien priority:
First mortgage	$13,383,060	100%	$1,331,509	77%	$14,714,569	97%
Junior lien mortgage	—	—%	390,695	23%	390,695	3%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $13.7 billion as of June 30, 2024, compared with $13.4 billion as of December 31, 2023, and accounted for 26% of total loans held-for-investment as of both dates. The Company was in a first lien position for all of its single-family residential loans as of both June 30, 2024 and December 31, 2023. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of June 30, 2024 and 53% as of December 31, 2023. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.2 billion as of both June 30, 2024 and December 31, 2023, with a utilization rate of 34% and 33% as of June 30, 2024 and December 31, 2023, respectively. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.8 billion as of June 30, 2024, compared with $1.7 billion as of December 31, 2023, and accounted for 3% of total loans held-for-investment as of both dates. The Company was in a first lien position for 76% and 77% of total outstanding HELOCs as of June 30, 2024 and December 31, 2023, respectively. The weighted-average LTV ratio was 47% and 48% on HELOC commitments as of June 30, 2024 and December 31, 2023, respectively. Weighted-average LTV ratio represents the loan’s balance divided by the estimated current property value. Combined LTV ratios are used for junior lien home equity loans. Many of these loans are reduced documentation loans, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both June 30, 2024 and December 31, 2023.

All originated commercial and consumer loans are subject to the Company’s conservative underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts quality control procedures and periodic audits, including the review of lending and legal requirements, to ensure that the Company is in compliance with these requirements.

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$545,580	1%	$631,487	1%
AFS debt securities (1)	$587,380	1%	$546,495	1%
Loans held-for-investment (2)	$890,583	1%	$934,734	1%
Total assets	$2,031,755	3%	$2,115,857	3%
Subsidiary bank in China:
Cash and cash equivalents	$751,476	1%	$719,058	1%
AFS debt securities (3)	$127,790	0%	$120,167	0%
Loans held-for-investment (2)	$1,251,788	2%	$1,328,383	2%
Total assets	$2,139,702	3%	$2,156,548	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of June 30, 2024; comprised of foreign government bonds and U.S. Treasury securities as of December 31, 2023.
(2)Primarily comprised of C&I loans as of both June 30, 2024 and December 31, 2023.
(3)Comprised of foreign government bonds as of both June 30, 2024 and December 31, 2023.

The following table presents the total revenue generated by the Company’s overseas offices for the second quarters and first halves of 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$15,420	2%	$12,255	2%	$33,513	3%	$27,573	2%
Subsidiary Bank in China:
Total revenue	$7,320	1%	$11,425	2%	$14,764	1%	$19,310	2%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of the Company’s common stock. During the first half of 2024, the Company repurchased 1,742,496 shares at an average price of $70.72 per share at $123 million. The Company did not repurchase any shares during the first half of 2023. The total remaining available capital authorized for repurchase as of June 30, 2024 was $49 million.

The Company’s stockholders’ equity was $7.2 billion as of June 30, 2024, an increase of $264 million or 3.8% from $7.0 billion as of December 31, 2023. The increase in the Company’s stockholders’ equity was primarily due to $573 million of net income, partially offset by $155 million of cash dividends declared and $123 million of common stock repurchases. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $52.06 as of June 30, 2024, an increase of 5% from $49.64 per share as of December 31, 2023, a result of the increase in the Company’s stockholders’ equity as described above. Tangible book value per share was $48.65 as of June 30, 2024, compared with $46.27 as of December 31, 2023. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly common stock cash dividend of $0.55 and $0.48 per share during the second quarters of 2024 and 2023, respectively. In July 2024, the Company’s Board of Directors declared a third quarter 2024 cash dividend of $0.55 per share. The dividend is payable on August 16, 2024, to stockholders of record as of August 2, 2024.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management — Liquidity in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$14,922,741	25%	$15,539,872	28%	$(617,131)	(4)%
Interest-bearing checking	7,758,081	13%	7,558,908	14%	199,173	3%
Money market	13,775,908	23%	13,108,727	23%	667,181	5%
Savings	1,772,368	3%	1,841,467	3%	(69,099)	(4)%
Time deposits	21,770,687	36%	18,043,464	32%	3,727,223	21%
Total deposits	$59,999,785	100%	$56,092,438	100%	$3,907,347	7%
Other Funds:
BTFP borrowings	—	—%	4,500,000	97%	(4,500,000)	(100)%
FHLB advances	3,500,000	99%	—	—%	3,500,000	100%
Long-term debt	31,844	1%	148,249	3%	(116,405)	(79)%
Total other funds	$3,531,844	100%	$4,648,249	100%	$(1,116,405)	(24)%
Total sources of funds	$63,531,629		$60,740,687		$2,790,942	5%

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified.

Total deposits were $60.0 billion as of June 30, 2024, an increase of $3.9 billion or 7% from $56.1 billion as of December 31, 2023. The increase in deposits was primarily driven by a shift in the deposit mix to time deposits and continued customer migration to higher yielding deposit products. Time deposits comprised 36% and 32% of total deposits as of June 30, 2024 and December 31, 2023, respectively. Noninterest-bearing demand deposits comprised 25% and 28% of total deposits as of June 30, 2024 and December 31, 2023, respectively.

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

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of June 30, 2024 and December 31, 2023, after certain adjustments:

($ in thousands)		June 30, 2024	December 31, 2023
Uninsured deposits, per regulatory reporting requirements		$30,205,323	$27,592,714
Less: Collateralized deposits		(5,435,260)	(4,631,047)
Affiliate deposits		(369,150)	(491,992)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$24,400,913	$22,469,675

Total domestic deposits per Call Report	(b)	$57,072,611	$53,486,990
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	43%	42%

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

The Company had $3.5 billion of FHLB advances as of June 30, 2024, compared with no FHLB advances as of December 31, 2023. FHLB advances as of June 30, 2024 had floating interest rates of 5.51% to 5.58% with remaining maturities between three months and 1.2 years.

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

The Company adopted ASU 2016-13 on January 1, 2020, which requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of June 30, 2024 reflect a delay of 25% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2024		December 31, 2023
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	13.7%	13.1%	13.3%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (2)	13.7%	13.1%	13.3%	12.6%	6.0%	8.5%	8.0%
Total capital	15.1%	14.3%	14.8%	13.8%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.4%	9.9%	10.2%	9.6%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There is no requirement on Common Equity Tier 1 capital ratio or Tier 1 leverage ratio for a well-capitalized bank holding company.
(2)The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both June 30, 2024 and December 31, 2023, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $54.0 billion as of June 30, 2024, an increase of $304 million from $53.7 billion as of December 31, 2023. The increase in the risk-weighted assets was mainly due to growth in loans.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of production, operational and support units. The second line of defense is comprised of various risk management and control functions charged with monitoring and managing major risk categories and/or risk subcategories. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”) who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Audit Committee. IAR provides management and the Audit Committee with an objective and independent assessment of the Bank’s credit profile and credit risk management processes. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function also evaluates and reports the overall credit risk exposure to senior management and the ROC. Reporting directly to the Board’s Audit Committee, the IAR function provides additional validation of the Company’s robust credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

The Company assesses the overall performance and credit quality of the loans held-for-investment portfolio through an integrated analysis of specific performance ratios. This approach forms the basis of the discussion in the sections immediately following: Credit Quality, Nonperforming Assets and Allowance for Credit Losses.

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

The following table presents the Company’s criticized loans as of June 30, 2024 and December 31, 2023:

			Change
($ in thousands)	June 30, 2024	December 31, 2023	$	%
Criticized loans:
Special mention loans	$435,679	$404,241	$31,438	8%
Classified loans (1)	644,564	573,969	70,595	12%
Total criticized loans (2)	$1,080,243	$978,210	$102,033	10%

Special mention loans to loans held-for-investment	0.83%	0.77%
Classified loans to loans held-for-investment	1.22%	1.10%
Criticized loans to loans held-for-investment	2.05%	1.87%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans were $1.1 billion as of June 30, 2024, an increase of $102 million or 10%, compared with $978 million as of December 31, 2023. The increase was primarily driven by higher criticized CRE loans, partially offset by lower criticized C&I and multifamily residential loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, other real estate owned (“OREO”) and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $196 million or 0.27% of total assets as of June 30, 2024, an increase of $82 million or 72%, compared with $114 million or 0.16% of total assets as of December 31, 2023.

The following table presents nonperforming assets information as of June 30, 2024 and December 31, 2023:

			Change
($ in thousands)	June 30, 2024	December 31, 2023	$	%
Commercial:
C&I	$66,960	$37,036	$29,924	81%
CRE:
CRE	31,280	23,249	8,031	35%
Multifamily residential	4,607	4,669	(62)	(1)%
Construction and land	11,316	—	11,316	100%
Total CRE	47,203	27,918	19,285	69%
Consumer:
Residential mortgage:
Single-family residential	38,284	24,377	13,907	57%
HELOCs	13,230	13,411	(181)	(1)%
Total residential mortgage	51,514	37,788	13,726	36%
Other consumer	205	132	73	55%
Total nonaccrual loans	165,882	102,874	63,008	61%
OREO, net	30,400	11,141	19,259	173%
Total nonperforming assets	$196,282	$114,015	$82,267	72%
Nonperforming assets to total assets	0.27%	0.16%
Nonaccrual loans to loans held-for-investment	0.31%	0.20%
Allowance for loan losses to nonaccrual loans	412.22%	650.06%

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

Nonaccrual loans were $166 million as of June 30, 2024, an increase of $63 million or 61% from $103 million as of December 31, 2023. This change reflects increases across C&I, single-family residential, construction and CRE nonaccrual loans. As of June 30, 2024, $52 million or 31% of nonaccrual loans were less than 90 days delinquent. In comparison, $40 million or 39% of nonaccrual loans were less than 90 days delinquent as of December 31, 2023.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2024 and December 31, 2023:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	June 30, 2024	December 31, 2023	$	%	June 30, 2024	December 31, 2023
Commercial:
C&I	$22,361	$35,649	$(13,288)	(37)%	0.13%	0.21%
CRE:
CRE	12,522	3,517	9,005	256%	0.09%	0.02%
Multifamily residential	891	597	294	49%	0.02%	0.01%
Construction and land	—	13,251	(13,251)	(100)%	—%	2.00%
Total CRE	13,413	17,365	(3,952)	(23)%	0.07%	0.08%
Total commercial	35,774	53,014	(17,240)	(33)%	0.10%	0.14%
Consumer:
Residential mortgage:
Single-family residential	42,134	45,228	(3,094)	(7)%	0.31%	0.34%
HELOCs	18,455	21,492	(3,037)	(14)%	1.05%	1.25%
Total residential mortgage	60,589	66,720	(6,131)	(9)%	0.39%	0.44%
Other consumer	243	3,265	(3,022)	(93)%	0.43%	5.41%
Total consumer	60,832	69,985	(9,153)	(13)%	0.39%	0.46%
Total	$96,606	$122,999	$(26,393)	(21)%	0.18%	0.24%

(1)There were no accruing loans past due 90 days or more as of both June 30, 2024 and December 31, 2023.

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

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$379,984	32%	$392,685	32%
CRE:
CRE	194,794	28%	170,592	28%
Multifamily residential	40,254	10%	34,375	10%
Construction and land	14,322	1%	10,469	1%
Total CRE	249,370	39%	215,436	39%
Total commercial	629,354	71%	608,121	71%
Consumer:
Residential mortgage:
Single-family residential	49,523	26%	55,018	26%
HELOCs	3,340	3%	3,947	3%
Total residential mortgage	52,863	29%	58,965	29%
Other consumer	1,577	0%	1,657	0%
Total consumer	54,440	29%	60,622	29%
Total allowance for loan losses	$683,794	100%	$668,743	100%
Allowance for unfunded credit commitments	$38,783		$37,699
Total allowance for credit losses	$722,577		$706,442
Loans held-for-investment	$52,767,909		$52,210,782
Allowance for loan losses to loans held-for-investment	1.30%		1.28%

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average loans held-for-investment	$51,916,328	$48,849,453	$51,920,323	$48,498,735
Annualized net charge-offs to average loans held-for-investment	0.18%	0.06%	0.18%	0.03%

Second quarter of 2024 net charge-offs were $23 million, or annualized 0.18% of average loans held-for-investment, compared with net charge-offs of $8 million, or annualized 0.06% of average loans held-for-investment for the second quarter of 2023. First half of 2024 net charge-offs were $46 million, or annualized 0.18% of average loans held-for-investment, compared with net charge-offs of $8 million, or annualized 0.03% of average loans held-for-investment for the first half of 2023. These increases in net charge-offs were primarily driven by higher losses in the C&I and CRE portfolios.

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

The Company also maintains a Contingency Funding Plan that provides an early-warning methodology to detect liquidity problems and provide a timely response. The Contingency Funding Plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified liquidity problem. Management monitors the early-warning indicators defined in the Contingency Funding Plan, which include metrics for measuring the Company’s internal liquidity status as well as company-specific and market-wide external factors. When early-warning signals are detected, the ALCO is informed, and the problem is evaluated for severity. The ALCO will approve the course of action and appropriate contingency funding sources, if any, that are needed.

Liquidity Risk — Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $60.0 billion as of June 30, 2024, compared with $56.1 billion as of December 31, 2023. The Company’s loan-to-deposit ratio was 88% as of June 30, 2024, compared with 93% as of December 31, 2023.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank of San Francisco (“FRBSF”), and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

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

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and collateralized borrowing capacity as of June 30, 2024 and December 31, 2023:

			Change
($ in thousands)	June 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$4,365,691	$4,614,984	$(249,293)	(5)%
Interest-bearing deposits with banks	24,530	10,498	14,032	134%
Collateralized borrowing capacity:
FHLB	8,301,613	12,373,002	(4,071,389)	(33)%
FRBSF	12,076,988	9,830,769	2,246,219	23%
Unpledged available securities	5,843,564	1,988,526	3,855,038	194%
Total	$30,612,386	$28,817,779	$1,794,607	6%

The Company’s cash and cash equivalents and collateralized borrowing capacity totaled $30.6 billion as of June 30, 2024, compared with $28.8 billion as of December 31, 2023. The increase was primarily related to an increase in available borrowing capacity at the FRBSF due to the repayment of BTFP borrowings, and an increase in unpledged available securities. This increase was partially offset by a decrease in available borrowing capacity at the FHLB, primarily due to the increase in FHLB advances during the first quarter of 2024.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of June 30, 2024 to have a material current or future impact on the Company’s financial conditions or results of operations. Information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the six months ended June 30, 2024 and 2023. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity Risk — Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2023 Form 10-K. East West held $303 million and $446 million in cash and cash equivalents as of June 30, 2024 and December 31, 2023, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

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

As of June 30, 2024, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2023 Form 10-K.

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

In June 2024, the Company assumed a weighted-average beta of 52.3% for total deposits, an increase of approximately 1.7% from December 31, 2023, which was due to deposit product mix changes as product level deposit beta assumptions were not updated. The Company updated the deposit mix assumptions in March 2024 to assume that noninterest-bearing deposits would migrate to interest-bearing certificates of deposit (“CDs”). The updated assumptions reduced the proportion of noninterest-bearing deposits for the base case and decreasing interest rate scenarios, and reduced the repricing speed of the CD portfolio to better reflect its maturity profile. In June 2024, the repricing speed of the CD portfolio was updated to maintain the existing maturity profile due to deposit mix changes from interest rate shocks.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained non-parallel shift in market interest rates by 100 and 200 bps as of June 30, 2024 and December 31, 2023, on a balance sheet assuming flat forward rates and flat loan and deposit growth on the date of analysis. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	June 30, 2024	December 31, 2023
+200	0.3%	1.3%
+100	0.7%	1.2%
-100	(2.5)%	(1.8)%
-200	(5.1)%	(4.1)%

(1)The percentage change represents net interest income change over a 12-month period in a stable interest rate environment versus in the various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income decreased for rising rate scenarios and increased for decreasing rate scenarios as of June 30, 2024. This change reflects deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.
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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	June 30, 2024	December 31, 2023
+200 Rate Ramp	1.8%	0.8%
+100 Rate Ramp	1.0%	0.5%
-100 Rate Ramp	(1.5)%	(0.6)%
-200 Rate Ramp	(3.2)%	(1.3)%

As of June 30, 2024, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term SOFR indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of June 30, 2024, the Company designated interest rate contracts with a notional amount of $5.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.5% of the base net interest income for every 100 bps change in interest rate.

A majority of the Company’s deposit portfolio is composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to modeled behavior and assumptions. Actual net interest income results may deviate from the model’s net interest income due to earning asset growth variation and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous non-parallel shift in market interest rates by 100 and 200 bps as of June 30, 2024 and December 31, 2023. The non-parallel shift scenarios were calibrated internally based on historical analysis.

	EVE Volatility (1)
Change in Interest Rates (in bps)	June 30, 2024	December 31, 2023
+200	(11.1)%	(10.3)%
+100	(5.3)%	(5.4)%
-100	2.8%	3.0%
-200	5.8%	6.0%

(1)The percentage change represents net portfolio value change of the Company in a stable interest rate environment versus in the various interest rate scenarios.

As of June 30, 2024, the Company’s EVE is expected to decrease when interest rates rise. The change in EVE sensitivity was due to changes in the structure of the balance sheet as well as changes in the underlying valuations and durations of assets and liabilities.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2024, the Company anticipates performance by its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risks as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
($ in thousands)	Interest Rate Contracts Hedging Loans (1)(2)(3)	Interest Rate Contracts Hedging Loans (1)(2)(3)
Cash flow hedges
Notional amount	$4,000,000	$4,000,000
Weighted-average:
Receive rate	4.95%	4.95%
Pay rate	7.31%	7.32%
Remaining term (in months)	29.8	35.8

($ in thousands)	Foreign Exchange Contracts	Foreign Exchange Contracts
Net investment hedges
Notional amount	$—	$81,480
Hedged percentage (4)	—%	44%
Remaining term (in months)	—	2.7

(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on SOFR or Prime.
(2)Excludes interest rate collars in total notional amount of $250 million as of both June 30, 2024 and December 31, 2023.
(3)Excludes forward-starting swaps in total notional amount of $1.0 billion not effective as of both June 30, 2024 and December 31, 2023.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited. The Company does not have active net investment hedges as of June 30, 2024.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-Q are adjusted diluted EPS, return on average TCE, adjusted efficiency ratio, and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share data)		2024	2023	2024	2023
Net income	(a)	$288,230	$312,031	$573,305	$634,470
Add: FDIC charge (1)		1,880	—	12,185	—
Write-off of AFS debt security (2)		—	—	—	10,000
Tax effect of adjustment (3)		(556)	—	(3,602)	(2,929)
Adjusted net income (non-GAAP)	(b)	$289,554	$312,031	$581,888	$641,541

Diluted weighted-average number of shares outstanding	(c)	139,801	141,876	140,047	141,910
Diluted EPS	(a)/(c)	2.06	2.20	4.09	4.47
Add: FDIC charge (1)		0.01	—	0.06	—
Write-off of AFS debt security (2)		—	—	—	0.05
Adjusted diluted EPS (non-GAAP)	(b)/(c)	$2.07	$2.20	$4.15	$4.52

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2024	2023	2024	2023
Net income	(a)	$288,230	$312,031	$573,305	$634,470
Add: Amortization of core deposit intangibles		—	440	—	881
Amortization of mortgage servicing assets		332	342	640	698
Tax effect of amortization adjustments (3)		(98)	(230)	(189)	(463)
Tangible net income (non-GAAP)	(b)	$288,464	$312,583	$573,756	$635,586

Average stockholders’ equity	(c)	$7,087,500	$6,440,996	$7,040,029	$6,312,872
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (4)		(6,110)	(6,921)	(6,292)	(7,306)
Average tangible book value (non-GAAP)	(d)	$6,615,693	$5,968,378	$6,568,040	$5,839,869

ROE (5)	(a)/(c)	16.36%	19.43%	16.38%	20.27%
Return on average TCE (5) (non-GAAP)	(b)/(d)	17.54%	21.01%	17.57%	21.95%

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2024	2023	2024	2023
Net interest income before provision for credit losses	(a)	$553,229	$566,746	$1,118,368	$1,166,607
Total noninterest income		84,673	78,631	163,661	138,609
Total revenue	(b)	$637,902	$645,377	$1,282,029	$1,305,216
Noninterest income		84,673	78,631	163,661	138,609
Add: Write-off of AFS debt security (2)		—	—	—	10,000
Adjusted noninterest income (non-GAAP)	(c)	84,673	78,631	163,661	148,609
Adjusted revenue (non-GAAP)	(a)+(c)=(d)	$637,902	$645,377	$1,282,029	$1,315,216

Total noninterest expense	(e)	$236,434	$261,789	$483,309	$480,236
Less: Amortization of tax credit and CRA investments		(16,052)	(55,914)	(29,259)	(66,024)
Amortization of core deposit intangibles		—	(440)	—	(881)
FDIC charge (1)		(1,880)	—	(12,185)	—
Repurchase agreements’ extinguishment cost (6)		—	—	—	(3,872)
Adjusted noninterest expense (non-GAAP)	(f)	$218,502	$205,435	$441,865	$409,459

Efficiency ratio	(e)/(b)	37.06%	40.56%	37.70%	36.79%
Adjusted efficiency ratio (non-GAAP)	(f)/(d)	34.25%	31.83%	34.47%	31.13%

($ and shares in thousands, except per share data)		June 30, 2024	December 31, 2023
Stockholders’ equity	(a)	$7,215,114	$6,950,834
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (4)		(5,903)	(6,602)
Tangible book value (non-GAAP)	(b)	$6,743,514	$6,478,535

Number of common shares at period-end	(c)	138,604	140,027
Book value per share	(a)/(c)	$52.06	$49.64
Tangible book value per share (non-GAAP)	(b)/(c)	$48.65	$46.27

(1)Represents the pre-tax FDIC charge recorded in Deposit insurance premiums and regulatory assessments on the Consolidated Statement of Income.
(2)Represents the pre-tax impairment related to an AFS debt security that was written-off in the first quarter of 2023.
(3)Applied statutory tax rate of 29.56% for the second quarter and first half of 2024 and 29.29% for the second quarter and first half of 2023.
(4)Includes core deposit intangibles and mortgage servicing assets.
(5)Annualized.
(6)Represents the debt extinguishment cost of $4 million on early prepayment of $300 million of repurchase agreements in the first quarter of 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the second quarter of 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)
April	—	$—	—	$89
May	350,725	$72.97	350,725	$64
June	209,920	$72.35	209,920	$49
Second quarter	560,645	$72.74	560,645

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)On March 3, 2020, the Company’s Board of Directors authorized, and the Company announced, a stock repurchase program under which the Company may repurchase up to $500 million of its common stock. The stock repurchase authorization has no expiration date.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HELOC	Home equity lines of credit
AML	Anti-money Laundering	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive income	IAR	Independent Asset Review
ASC	Accounting Standards Codification	IDI	Insured depository institution
ASU	Accounting Standards Update	LCH	London Clearing House
BTFP	Bank Term Funding Program	LGD	Loss given default
C&I	Commercial and industrial	LTV	Loan-to-value
CCDAA	Climate Corporate Data Accountability Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CD	Certificate of deposit	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAV	Net asset value
CFT	Countering the Financing of Terrorism	NRSRO	Nationally recognized statistical rating organizations
CLO	Collateralized loan obligations	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	PAM	Proportional amortization method
CRA	Community Reinvestment Act	PD	Probability of default
CRFRA	Climate-Related Financial Risk Act	RMB	Chinese Renminbi
CRE	Commercial real estate	ROA	Return on average assets
DIF	Deposit Insurance Fund	ROC	Risk Oversight Committee
EPS	Earnings per share	ROE	Return on average common equity
ERM	Enterprise risk management	RPA	Credit risk participation agreement
EVE	Economic value of equity	RSU	Restricted stock unit
FDIC	Federal Deposit Insurance Corporation	SBLC	Standby letters of credit
FHLB	Federal Home Loan Bank	SEC	U.S. Securities and Exchange Commission
FRBSF	Federal Reserve Bank of San Francisco	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TCE	Tangible Common Equity
GAAP	Generally Accepted Accounting Principles	U.S.	United States
GDP	Gross Domestic Product	USD	U.S. dollar
GHG	Greenhouse gas
__

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 8, 2024

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer