Form 10-Q
period 2024-09-30
EAST WEST BANCORP INC
filed 2024-11-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 138,629,143 shares as of October 31, 2024.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$362,167	$444,793
Interest-bearing cash with banks	4,497,906	4,170,191
Cash and cash equivalents	4,860,073	4,614,984
Interest-bearing deposits with banks	116,101	10,498
Securities purchased under resale agreements (“resale agreements”)	425,000	785,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $10,667,293 and $6,916,491)	10,133,877	6,188,337
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,510,352 and $2,453,971)	2,928,399	2,956,040
Loans held-for-sale	—	116
Loans held-for-investment (net of allowance for loan losses of $696,485 and $668,743)	52,556,696	51,542,039
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	924,439	905,036
Premises and equipment (net of accumulated depreciation of $164,032 and $157,622)	80,698	86,370
Operating lease right-of-use assets	82,775	94,024
Goodwill	465,697	465,697
Other assets	1,909,965	1,964,743
TOTAL	$74,483,720	$69,612,884
LIABILITIES
Deposits:
Noninterest-bearing	$14,690,864	$15,539,872
Interest-bearing	47,009,251	40,552,566
Total deposits	61,700,115	56,092,438
Bank Term Funding Program (“BTFP”) borrowings	—	4,500,000
Federal Home Loan Bank (“FHLB”) advances	3,500,000	—
Long-term debt and finance lease liabilities	36,055	153,011
Operating lease liabilities	90,369	102,353
Accrued expenses and other liabilities	1,492,642	1,814,248
Total liabilities	66,819,181	62,662,050
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,888,355 and 169,372,230 shares issued	170	169
Additional paid-in capital	2,018,105	1,980,818
Retained earnings	7,095,587	6,465,230
Treasury stock, at cost 31,279,102 and 29,344,863 shares	(1,012,019)	(874,787)
Accumulated other comprehensive loss (“AOCI”), net of tax	(437,304)	(620,596)
Total stockholders’ equity	7,664,539	6,950,834
TOTAL	$74,483,720	$69,612,884

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$887,353	$818,719	$2,622,183	$2,318,369
Debt securities	123,983	69,778	311,107	204,679
Resale agreements	1,663	4,460	9,663	12,932
Restricted equity securities	2,840	1,079	7,129	3,054
Interest-bearing cash and deposits with banks	60,060	67,751	183,848	164,393
Total interest and dividend income	1,075,899	961,787	3,133,930	2,703,427
INTEREST EXPENSE
Deposits	454,071	338,296	1,291,752	842,567
Federal funds purchased and other short-term borrowings	16	49,575	42,154	107,432
FHLB advances	48,261	—	104,840	6,430
Securities sold under repurchase agreements (“repurchase agreements”)	49	193	142	1,456
Long-term debt and finance lease liabilities	780	2,910	3,952	8,122
Total interest expense	503,177	390,974	1,442,840	966,007
Net interest income before provision for credit losses	572,722	570,813	1,691,090	1,737,420
Provision for credit losses	42,000	42,000	104,000	88,000
Net interest income after provision for credit losses	530,722	528,813	1,587,090	1,649,420
NONINTEREST INCOME
Deposit account fees	26,815	23,560	77,412	69,983
Lending fees	26,453	20,312	73,718	61,799
Foreign exchange income	13,569	11,396	37,962	34,872
Wealth management fees	10,683	5,922	28,798	19,213
Customer derivative (losses) income	(706)	11,208	8,808	21,145
Net gains (losses) on sales of loans	21	(12)	36	(41)
Net gains (losses) on AFS debt securities	145	—	1,979	(10,000)
Other investment income	2,800	1,751	6,201	7,675
Other income	4,981	2,615	13,508	10,715
Total noninterest income	84,761	76,752	248,422	215,361
NONINTEREST EXPENSE
Compensation and employee benefits	135,464	123,153	410,864	377,744
Occupancy and equipment expense	16,238	15,353	46,499	47,028
Deposit account expense	12,229	11,585	36,467	31,753
Computer and software related expenses	11,436	11,761	34,172	33,160
Deposit insurance premiums and regulatory assessments	9,178	8,583	39,535	24,755
Other operating expense	36,021	31,885	107,079	102,092
Amortization of tax credit and CRA investments	5,600	49,694	34,859	115,718
Total noninterest expense	226,166	252,014	709,475	732,250
INCOME BEFORE INCOME TAXES	389,317	353,551	1,126,037	1,132,531
Income tax expense	90,151	65,813	253,566	210,323
NET INCOME	$299,166	$287,738	$872,471	$922,208
EARNINGS PER SHARE (“EPS”)
BASIC	$2.16	$2.03	$6.28	$6.52
DILUTED	$2.14	$2.02	$6.23	$6.49
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	138,606	141,485	138,997	141,356
DILUTED	139,648	142,122	139,939	142,044

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$299,166	$287,738	$872,471	$922,208
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	132,028	(72,691)	137,227	(64,990)
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,765	2,870	8,161	8,448
Net changes in unrealized gains (losses) on cash flow hedges	83,202	(27,334)	36,519	(52,608)
Foreign currency translation adjustments	(1,126)	3,710	1,385	(598)
Other comprehensive income (loss)	216,869	(93,445)	183,292	(109,748)
COMPREHENSIVE INCOME	$516,035	$194,293	$1,055,763	$812,460

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2023	141,483,668	$1,959,784	$6,075,735	$(791,890)	$(781,932)	$6,461,697
Net income	—	—	287,738	—	—	287,738
Other comprehensive loss	—	—	—	—	(93,445)	(93,445)
Issuance of common stock pursuant to various stock compensation plans and agreements	5,682	9,624	—	—	—	9,624
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,401)	—	—	(186)	—	(186)
Cash dividends on common stock ($0.48 per share)	—	—	(68,722)	—	—	(68,722)
BALANCE, SEPTEMBER 30, 2023	141,485,949	$1,969,408	$6,294,751	$(792,076)	$(875,377)	$6,596,706
BALANCE, JULY 1, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114
Net income	—	—	299,166	—	—	299,166
Other comprehensive income	—	—	—	—	216,869	216,869
Issuance of common stock pursuant to various stock compensation plans and agreements	5,948	10,717	—	—	—	10,717
Repurchase of common stock pursuant to various stock compensation plans and agreements	(1,132)	—	—	(95)	—	(95)
Cash dividends on common stock ($0.55 per share)	—	—	(77,232)	—	—	(77,232)
BALANCE, SEPTEMBER 30, 2024	138,609,253	$2,018,275	$7,095,587	$(1,012,019)	$(437,304)	$7,664,539

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2023	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	922,208	—	—	922,208
Other comprehensive loss	—	—	—	—	(109,748)	(109,748)
Issuance of common stock pursuant to various stock compensation plans and agreements	857,501	32,851	—	—	—	32,851
Repurchase of common stock pursuant to various stock compensation plans and agreements	(319,398)	—	—	(23,214)	—	(23,214)
Cash dividends on common stock ($1.44 per share)	—	—	(205,741)	—	—	(205,741)
BALANCE, SEPTEMBER 30, 2023	141,485,949	$1,969,408	$6,294,751	$(792,076)	$(875,377)	$6,596,706
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (2)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	872,471	—	—	872,471
Other comprehensive income	—	—	—	—	183,292	183,292
Issuance of common stock pursuant to various stock compensation plans and agreements	516,125	37,288	—	—	—	37,288
Repurchase of common stock pursuant to various stock compensation plans and agreements	(191,743)	—	—	(14,011)	—	(14,011)
Repurchase of common stock pursuant to the stock repurchase program	(1,742,496)	—	—	(123,221)	—	(123,221)
Cash dividends on common stock ($1.65 per share)	—	—	(232,632)	—	—	(232,632)
BALANCE, SEPTEMBER 30, 2024	138,609,253	$2,018,275	$7,095,587	$(1,012,019)	$(437,304)	$7,664,539

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
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$872,471	$922,208
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	104,000	88,000
Depreciation and amortization	139,736	174,856
Amortization of premiums (accretion of discount), net	10,732	(15,740)
Stock compensation costs	34,371	29,934
Deferred income tax (benefit) expense	(12,780)	1,083
Net (gains) losses on sales of loans	(36)	41
Net (gains) losses on AFS debt securities	(1,979)	10,000
Impairment on other real estate owned (“OREO”) and other foreclosed assets	2,576	—
Net gains on sales of OREO and other foreclosed assets	(326)	(3,071)
Loans held-for-sale:
Originations and purchases	(2,491)	—
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	2,629	—
Distributions received from equity method investees	4,617	3,727
Net change in accrued interest receivable and other assets	58,797	(361,324)
Net change in accrued expenses and other liabilities	(295,554)	11,641
Other operating activities, net	(5,229)	1,867
Total adjustments	39,063	(58,986)
Net cash provided by operating activities	911,534	863,222
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(224,828)	(154,309)
Interest-bearing deposits with banks	(105,275)	121,730
Assets purchased under resale agreements:
Proceeds from paydowns and maturities	360,000	219,917
Purchases	—	(212,725)
AFS debt securities:
Proceeds from sales	1,361,386	—
Proceeds from repayments, maturities and redemptions	1,073,539	877,377
Purchases	(6,158,520)	(1,011,326)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	39,401	49,649
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	702,564	528,056
Purchases	(741,188)	(433,228)
Other changes in loans held-for-investment, net	(1,038,818)	(2,794,119)
Redemption of trust preferred securities	3,558	—
Proceeds from sales of OREO and other foreclosed assets	24,550	3,341
Distributions received from equity method investees	20,054	16,614
Purchases of FHLB stock, net	(84,050)	—
Other investing activities, net	(11,925)	(108,599)
Net cash used in investing activities	(4,779,552)	(2,897,622)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	5,591,371	(840,367)
Net change in short-term borrowings	(4,500,000)	4,500,017
FHLB advances:
Proceeds	4,000,000	6,000,000
Repayment	(500,000)	(6,000,000)
Repurchase agreements:
Repayment	—	(300,000)
Extinguishment cost	—	(3,872)
Long-term debt and lease liabilities:
Repayment of junior subordinated debt and lease liabilities	(117,226)	(637)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,580	1,563
Stock tendered for payment of withholding taxes	(14,011)	(23,214)
Repurchase of common stocks pursuant to the stock repurchase program	(123,221)	—
Cash dividends paid	(232,132)	(206,848)
Net cash provided by financing activities	4,106,361	3,126,642
Effect of exchange rate changes on cash and cash equivalents	6,746	(12,848)
NET INCREASE IN CASH AND CASH EQUIVALENTS	245,089	1,079,394
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,614,984	3,481,784
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,860,073	$4,561,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,584,127	$852,315
Income taxes, net	$241,491	$284,347
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$646,797	$507,215
Loans transferred to OREO or other foreclosed assets	$67,379	$—

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

East West Bancorp, Inc. is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. As of September 30, 2024, East West also has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust is not included on the Consolidated Financial Statements.

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

Equity Securities — Equity securities consist of mutual funds and exchange-traded equity securities. The Company invested in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2.

Exchange-traded equity securities are measured based on quoted prices on an active exchange market, and classified as Level 1. Effective January 24, 2024, all of the outstanding shares of Visa B common stock (“Visa B shares”) were redenominated to Visa Class B-1 common stock (“Visa B-1 shares”). On April 8, 2024, Visa commenced an initial exchange offer for any and all outstanding Visa B-1 shares. In exchange for the Company’s 2,266 Visa B-1 shares, the Company received 1,133 Visa Class B-2 common stock (“Visa B-2 shares”) and 449 Visa Class C common stock (“Visa C shares”). The Visa B-2 shares remain subject to transfer restrictions and will continue to be held at cost. As the Visa C shares are convertible into Visa’s publicly traded Class A common stock (“Visa A shares”), the Company recognized the Visa C shares at fair value of $494 thousand based on the closing price of the Visa A shares as of September 30, 2024.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$641,573	$—	$—	$641,573
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	272,448	—	272,448
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	444,877	—	444,877
Residential mortgage-backed securities	—	6,867,924	—	6,867,924
Municipal securities	—	260,298	—	260,298
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	316,513	—	316,513
Residential mortgage-backed securities	—	479,327	—	479,327
Corporate debt securities	—	531,819	—	531,819
Foreign government bonds	—	238,869	—	238,869
Asset-backed securities	—	35,735	—	35,735
Collateralized loan obligations (“CLOs”)	—	44,494	—	44,494
Total AFS debt securities	$641,573	$9,492,304	$—	$10,133,877
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$21,345	$4,244	$—	$25,589
Total affordable housing partnership, tax credit and CRA investments, net	$21,345	$4,244	$—	$25,589
Other assets:
Equity securities (2)	$7,852	$—	$—	$7,852
Total other assets	$7,852	$—	$—	$7,852
Derivative assets:
Interest rate contracts	$—	$391,410	$—	$391,410
Foreign exchange contracts	—	33,966	—	33,966
Equity contracts	—	—	232	232
Commodity contracts	—	64,980	—	64,980
Gross derivative assets	$—	$490,356	$232	$490,588
Netting adjustments (3)	$—	$(345,608)	$—	$(345,608)
Net derivative assets	$—	$144,748	$232	$144,980
Derivative liabilities:
Interest rate contracts	$—	$327,038	$—	$327,038
Foreign exchange contracts	—	33,651	—	33,651
Equity contracts (4)	—	—	15,119	15,119
Credit contracts	—	32	—	32
Commodity contracts	—	90,002	—	90,002
Gross derivative liabilities	$—	$450,723	$15,119	$465,842
Netting adjustments (3)	$—	$(95,347)	$—	$(95,347)
Net derivative liabilities	$—	$355,376	$15,119	$370,495

Refer to footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,060,375	$—	$—	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	364,446	—	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	468,259	—	468,259
Residential mortgage-backed securities	—	1,727,594	—	1,727,594
Municipal securities	—	261,016	—	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	367,516	—	367,516
Residential mortgage-backed securities	—	553,671	—	553,671
Corporate debt securities	—	502,425	—	502,425
Foreign government bonds	—	227,874	—	227,874
Asset-backed securities	—	42,300	—	42,300
CLOs	—	612,861	—	612,861
Total AFS debt securities	$1,060,375	$5,127,962	$—	$6,188,337
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,509	$4,150	$—	$24,659
Total affordable housing partnership, tax credit and CRA investments, net	$20,509	$4,150	$—	$24,659
Derivative assets:
Interest rate contracts	$—	$473,907	$—	$473,907
Foreign exchange contracts	—	57,072	—	57,072
Credit contracts	—	1	—	1
Equity contracts	—	—	336	336
Commodity contracts	—	79,604	—	79,604
Gross derivative assets	$—	$610,584	$336	$610,920
Netting adjustments (3)	$—	$(312,792)	$—	$(312,792)
Net derivative assets	$—	$297,792	$336	$298,128
Derivative liabilities:
Interest rate contracts	$—	$433,936	$—	$433,936
Foreign exchange contracts	—	42,564	—	42,564
Equity contracts (4)	—	—	15,119	15,119
Credit contracts	—	25	—	25
Commodity contracts	—	121,670	—	121,670
Gross derivative liabilities	$—	$598,195	$15,119	$613,314
Netting adjustments (3)	$—	$(76,170)	$—	$(76,170)
Net derivative liabilities	$—	$522,025	$15,119	$537,144

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $6.3 billion and $1.2 billion of fair value as of September 30, 2024 and December 31, 2023, respectively.
(2)Consists of exchange-traded equity securities. For additional information, see Assets and Liabilities Measured at Fair Value on a Recurring Basis — Equity Securities in Note 3 — Fair Value Measurement and Fair Value of Financial Instruments in this Form 10-Q.
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

For the three and nine months ended September 30, 2024 and 2023, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Derivative assets:
Equity contracts
Beginning balance	$240	$263	$336	$323
Total losses included in earnings (1)	(8)	(3)	(104)	(63)
Issuances	—	92	—	92
Ending balance	$232	$352	$232	$352
Derivative liabilities:
Equity contracts (2)
Beginning balance	$15,119	$—	$15,119	$—
Issuances	—	15,119	—	15,119
Ending balance	$15,119	$15,119	$15,119	$15,119

(1)Includes unrealized losses recorded in Lending fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2024 and December 31, 2023. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
September 30, 2024
Derivative assets:
Equity contracts	$232	Black-Scholes option pricing model	Equity volatility	36% — 53%	47%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2023
Derivative assets:
Equity contracts	$336	Black-Scholes option pricing model	Equity volatility	37% — 48%	45%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of both September 30, 2024 and December 31, 2023.
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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence and secures applicable internal and external approval on its affordable housing partnership, tax credit and CRA investments prior to the closing date and initial funding date and through the placed-in-service date. Subsequent to closing, the Company continues its periodic monitoring process to ensure book values are realizable and that there is no material risk of tax credit recapture. This monitoring process includes reviewing the investment entity’s financial statements, production reports and annual tax returns, the annual financial statements of the guarantor (if any) and a comparison of the actual performance of the investment against the financial projections prepared at the time the investment was made. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$40,767	$40,767
Commercial real estate (“CRE”):
CRE	—	—	1,773	1,773
Multifamily residential	—	—	4,161	4,161
Construction and land	—	—	11,316	11,316
Total commercial	—	—	58,017	58,017
Consumer:
Residential mortgage:
Single-family residential	—	—	109	109
Total consumer	—	—	109	109
Total loans held-for-investment	$—	$—	$58,126	$58,126
OREO (1)	$—	$—	$8,565	$8,565

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and is included in Other assets on the Consolidated Balance Sheet.

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

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Loans held-for-investment:
Commercial:
C&I	$(266)	$366	$(16,025)	$(4,437)
CRE:
CRE	89	—	—	—
Multifamily residential	(49)	—	(49)	—
Construction and land	(145)	(10,413)	(2,289)	(10,413)
Total CRE	(105)	(10,413)	(2,338)	(10,413)
Total commercial	(371)	(10,047)	(18,363)	(14,850)
Consumer:
Residential mortgage:
Single-family residential	10	—	(1,396)	—
HELOCs	—	(41)	—	(41)
Total consumer	10	(41)	(1,396)	(41)
Total loans held-for-investment	$(361)	$(10,088)	$(19,759)	$(14,891)
Affordable housing partnership, tax credit and CRA investments, net	$—	$(790)	$—	$(1,577)
OREO	$—	$—	$(2,576)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2024 and December 31, 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
September 30, 2024
Loans held-for-investment	$6,484	Fair value of collateral	Discount	20% — 55%	45%	(1)
	$8,099	Fair value of collateral	Contract value	NM	NM
	$43,543	Fair value of property	Selling cost	8% — 20%	10%	(1)

OREO	$8,565	Fair value of property	Selling cost	8%	8%

December 31, 2023
Loans held-for-investment	$16,328	Fair value of collateral	Discount	15% — 75%	45%	(1)
	$3,009	Fair value of collateral	Contract value	NM	NM
	$26,555	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2024 and December 31, 2023.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2024 and December 31, 2023, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	September 30, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,860,073	$4,860,073	$—	$—	$4,860,073
Interest-bearing deposits with banks	$116,101	$—	$116,101	$—	$116,101
Resale agreements	$425,000	$—	$350,151	$—	$350,151
HTM debt securities	$2,928,399	$505,144	$2,005,208	$—	$2,510,352
Restricted equity securities, at cost	$164,908	$—	$164,908	$—	$164,908
Loans held-for-investment, net	$52,556,696	$—	$—	$51,255,590	$51,255,590
Mortgage servicing rights	$5,563	$—	$—	$9,416	$9,416
Accrued interest receivable	$323,788	$—	$323,788	$—	$323,788
Financial liabilities:
Demand, checking, savings and money market deposits	$38,483,004	$—	$38,483,004	$—	$38,483,004
Time deposits	$23,217,111	$—	$23,220,896	$—	$23,220,896
FHLB advances	$3,500,000	$—	$3,504,340	$—	$3,504,340
Long-term debt	$31,923	$—	$30,334	$—	$30,334
Accrued interest payable	$64,151	$—	$64,151	$—	$64,151

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,614,984	$4,614,984	$—	$—	$4,614,984
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$785,000	$—	$699,056	$—	$699,056
HTM debt securities	$2,956,040	$488,551	$1,965,420	$—	$2,453,971
Restricted equity securities, at cost	$79,811	$—	$79,811	$—	$79,811
Loans held-for-sale	$116	$—	$116	$—	$116
Loans held-for-investment, net	$51,542,039	$—	$—	$50,256,565	$50,256,565
Mortgage servicing rights	$6,602	$—	$—	$9,470	$9,470
Accrued interest receivable	$331,490	$—	$331,490	$—	$331,490
Financial liabilities:
Demand, checking, savings and money market deposits	$38,048,974	$—	$38,048,974	$—	$38,048,974
Time deposits	$18,043,464	$—	$18,004,951	$—	$18,004,951
BTFP borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,249	$—	$150,896	$—	$150,896
Accrued interest payable	$205,430	$—	$205,430	$—	$205,430

Note 4 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both September 30, 2024 and December 31, 2023.

Total securities purchased under resale agreements were $425 million and $785 million as of September 30, 2024 and December 31, 2023, respectively. The weighted-average yields were 1.49% and 2.73% for the three months ended September 30, 2024 and 2023, respectively; and 2.34% and 2.55% for the nine months ended September 30, 2024 and 2023, respectively.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master netting agreements that, in the event of default by the counterparty, provide the Company the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting Repurchase and Reverse Repurchase Agreements. Collateral received includes securities and loans that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Securities received or pledged as collateral in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and are usually delivered to and held by third-party trustees.

The following table presents the resale agreements included on the Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023:

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
Resale agreements as of September 30, 2024	$425,000	$—	$425,000	$(350,183)	$74,817

Resale agreements as of December 31, 2023	$785,000	$—	$785,000	$(715,358)	$69,642

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

Note 5 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,294	$—	$(34,721)	$641,573
U.S. government agency and U.S. government-sponsored enterprise debt securities	309,277	—	(36,829)	272,448
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	482,291	770	(38,184)	444,877
Residential mortgage-backed securities	7,028,428	35,106	(195,610)	6,867,924
Municipal securities	292,041	97	(31,840)	260,298
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	348,749	—	(32,236)	316,513
Residential mortgage-backed securities	548,110	—	(68,783)	479,327
Corporate debt securities	653,501	—	(121,682)	531,819
Foreign government bonds	247,907	1,671	(10,709)	238,869
Asset-backed securities	36,195	—	(460)	35,735
CLOs	44,500	—	(6)	44,494
Total AFS debt securities	10,667,293	37,644	(571,060)	10,133,877
HTM debt securities:
U.S. Treasury securities	533,683	—	(28,539)	505,144
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,003,947	—	(155,147)	848,800
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	489,133	—	(69,765)	419,368
Residential mortgage-backed securities	713,634	—	(124,829)	588,805
Municipal securities	188,002	—	(39,767)	148,235
Total HTM debt securities	2,928,399	—	(418,047)	2,510,352
Total debt securities	$13,595,692	$37,644	$(989,107)	$12,644,229

	December 31, 2023
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,112,587	$101	$(52,313)	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	—	(47,640)	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	531,377	158	(63,276)	468,259
Residential mortgage-backed securities	1,956,927	380	(229,713)	1,727,594
Municipal securities	297,283	75	(36,342)	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	409,578	—	(42,062)	367,516
Residential mortgage-backed securities	643,335	—	(89,664)	553,671
Corporate debt securities	653,501	—	(151,076)	502,425
Foreign government bonds	239,333	69	(11,528)	227,874
Asset-backed securities	43,234	—	(934)	42,300
CLOs	617,250	—	(4,389)	612,861
Total AFS debt securities	6,916,491	783	(728,937)	6,188,337
HTM debt securities:
U.S. Treasury securities	529,548	—	(40,997)	488,551
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	—	(186,904)	814,932
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	493,348	—	(88,968)	404,380
Residential mortgage-backed securities	742,436	—	(142,119)	600,317
Municipal securities	188,872	—	(43,081)	145,791
Total HTM debt securities	2,956,040	—	(502,069)	2,453,971
Total debt securities	$9,872,531	$783	$(1,231,006)	$8,642,308

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of September 30, 2024 and December 31, 2023, the accrued interest receivables were $40 million and $44 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $6.4 billion of amortized cost and $6.3 billion of fair value as of September 30, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(3)Includes GNMA HTM debt securities totaling $88 million of amortized cost and $72 million of fair value as of September 30, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$641,573	$(34,721)	$641,573	$(34,721)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	272,448	(36,829)	272,448	(36,829)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	403,937	(38,184)	403,937	(38,184)
Residential mortgage-backed securities	605,736	(665)	1,588,241	(194,945)	2,193,977	(195,610)
Municipal securities	—	—	255,356	(31,840)	255,356	(31,840)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	309,524	(32,236)	309,524	(32,236)
Residential mortgage-backed securities	—	—	479,327	(68,783)	479,327	(68,783)
Corporate debt securities	—	—	531,819	(121,682)	531,819	(121,682)
Foreign government bonds	—	—	89,291	(10,709)	89,291	(10,709)
Asset-backed securities	—	—	35,735	(460)	35,735	(460)
CLOs	—	—	44,494	(6)	44,494	(6)
Total AFS debt securities	$605,736	$(665)	$4,651,745	$(570,395)	$5,257,481	$(571,060)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,978	$(52,313)	$623,978	$(52,313)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	364,446	(47,640)	364,446	(47,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	463,572	(63,276)	463,572	(63,276)
Residential mortgage-backed securities	9,402	(558)	1,661,112	(229,155)	1,670,514	(229,713)
Municipal securities	2,825	(15)	254,773	(36,327)	257,598	(36,342)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	2,742	(4)	364,774	(42,058)	367,516	(42,062)
Residential mortgage-backed securities	—	—	553,671	(89,664)	553,671	(89,664)
Corporate debt securities	—	—	502,425	(151,076)	502,425	(151,076)
Foreign government bonds	110,955	(144)	88,616	(11,384)	199,571	(11,528)
Asset-backed securities	—	—	42,300	(934)	42,300	(934)
CLOs	—	—	612,861	(4,389)	612,861	(4,389)
Total AFS debt securities	$125,924	$(721)	$5,532,528	$(728,216)	$5,658,452	$(728,937)

As of September 30, 2024, the Company had 481 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 240 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 54 corporate debt securities and 88 non-agency mortgage-backed securities. In comparison, as of December 31, 2023, the Company had 547 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 255 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of September 30, 2024 were mainly comprised of the following:

•Corporate debt securities — The market value decline as of September 30, 2024 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in 2023, these securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

•Non-agency mortgage-backed securities — The market value decline as of September 30, 2024 was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both September 30, 2024 and December 31, 2023, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both September 30, 2024 and December 31, 2023. In addition, there was no provision for credit losses recognized for the three and nine months ended September 30, 2024 and 2023.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of September 30, 2024, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both September 30, 2024 and December 31, 2023. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gross realized gains from sales	$145	$—	$1,979	$—
Impairment write-off (1)	$—	$—	$—	$(10,000)
Related tax expense (benefit)	$43	$—	$585	$(2,956)

(1)During the first quarter of 2023, the Company recognized a $10 million impairment write-off on a subordinated debt security as a component of Noninterest income in the Company’s Consolidated Statement of Income.

Interest Income

The following table presents the composition of interest income on debt securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Taxable interest	$118,985	$63,877	$296,003	$189,065
Nontaxable interest	4,998	5,901	15,104	15,614
Total interest income on debt securities	$123,983	$69,778	$311,107	$204,679

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of September 30, 2024. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$59,430	$616,864	$—	$—	$676,294
Fair value	58,770	582,803	—	—	641,573
Weighted-average yield (1)	2.15%	1.12%	—%	—%	1.21%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	17,972	27,030	176,548	87,727	309,277
Fair value	17,459	25,738	154,620	74,631	272,448
Weighted-average yield (1)	1.06%	1.13%	1.92%	2.17%	1.88%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	3,537	46,592	133,018	7,327,572	7,510,719
Fair value	3,494	45,121	124,704	7,139,482	7,312,801
Weighted-average yield (1) (2)	2.72%	2.91%	2.80%	5.49%	5.42%
Municipal securities
Amortized cost	3,140	32,928	8,116	247,857	292,041
Fair value	3,077	31,538	7,728	217,955	260,298
Weighted-average yield (1) (2)	0.88%	2.37%	3.38%	2.23%	2.26%
Non-agency mortgage-backed securities
Amortized cost	74,825	16,834	9,347	795,853	896,859
Fair value	74,153	16,669	9,304	695,714	795,840
Weighted-average yield (1)	4.44%	3.60%	6.04%	2.46%	2.68%
Corporate debt securities
Amortized cost	—	—	349,501	304,000	653,501
Fair value	—	—	307,110	224,709	531,819
Weighted-average yield (1)	—%	—%	3.50%	1.97%	2.79%
Foreign government bonds
Amortized cost	26,238	121,669	50,000	50,000	247,907
Fair value	26,303	123,275	49,744	39,547	238,869
Weighted-average yield (1)	3.23%	2.22%	5.74%	1.50%	2.90%
Asset-backed securities
Amortized cost	—	—	—	36,195	36,195
Fair value	—	—	—	35,735	35,735
Weighted-average yield (1)	—%	—%	—%	6.01%	6.01%
CLOs
Amortized cost	—	—	44,500	—	44,500
Fair value	—	—	44,494	—	44,494
Weighted-average yield (1)	—%	—%	6.74%	—%	6.74%
Total AFS debt securities
Amortized cost	$185,142	$861,917	$771,030	$8,849,204	$10,667,293
Fair value	$183,256	$825,144	$697,704	$8,427,773	$10,133,877
Weighted-average yield (1)	3.11%	1.47%	3.38%	4.95%	4.52%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$533,683	$—	$—	$533,683
Fair value	—	505,144	—	—	505,144
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	368,217	635,730	1,003,947
Fair value	—	—	326,454	522,346	848,800
Weighted-average yield (1)	—%	—%	1.89%	1.90%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	4,703	94,465	1,103,599	1,202,767
Fair value	—	4,402	83,151	920,620	1,008,173
Weighted-average yield (1) (2)	—%	1.43%	1.61%	1.70%	1.69%
Municipal securities
Amortized cost	—	—	—	188,002	188,002
Fair value	—	—	—	148,235	148,235
Weighted-average yield (1) (2)	—%	—%	—%	2.00%	2.00%
Total HTM debt securities
Amortized cost	$—	$538,386	$462,682	$1,927,331	$2,928,399
Fair value	$—	$509,546	$409,605	$1,591,201	$2,510,352
Weighted-average yield (1)	—%	1.05%	1.83%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of September 30, 2024 and December 31, 2023, AFS and HTM debt securities with carrying values of $5.8 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Federal Reserve Bank (“FRB”) of San Francisco stock	$63,608	$62,561
FHLB stock	101,300	17,250
Total restricted equity securities	$164,908	$79,811

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of September 30, 2024 and December 31, 2023. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $31 million and $17 million, respectively, as of September 30, 2024. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in both the derivative asset and liability fair values of $43 million as of December 31, 2023. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	September 30, 2024					December 31, 2023
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$63,465		$252		$5,250,000	$50,421		$13,124
Net investment hedges:
Foreign exchange contracts	—	—		—		81,480	3,394		—
Total derivatives designated as hedging instruments	$5,250,000	$63,465		$252		$5,331,480	$53,815		$13,124
Derivatives not designated as hedging instruments:
Interest rate contracts	$16,999,592	$327,945		$326,786		$17,387,909	$423,486		$420,812
Commodity contracts (1)	—	64,980		90,002		—	79,604		121,670
Foreign exchange contracts	4,327,999	33,966		33,651		5,827,149	53,678		42,564
Credit contracts (2)	158,736	—		32		118,391	1		25
Equity contracts	—	232	(3)	15,119	(4)	—	336	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$21,486,327	$427,123		$465,590		$23,333,449	$557,105		$600,190
Gross derivative assets/liabilities		$490,588		$465,842			$610,920		$613,314
Less: Master netting agreements		(84,214)		(84,214)			(75,534)		(75,534)
Less: Cash collateral received		(261,394)		(11,133)			(237,258)		(636)
Net derivative assets/liabilities		$144,980		$370,495			$298,128		$537,144

(1)The notional amount of the Company’s commodity contracts totaled 17,186 thousand barrels of crude oil and 447,674 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2024. In comparison, the notional amount of the Company’s commodity contracts totaled 18,631 thousand barrels of crude oil and 328,844 thousand MMBTUs of natural gas as of December 31, 2023.
(2)The notional amount of the credit contracts reflects the Company’s pro-rata share of the underlying derivative instruments’ notional amount in RPAs.
(3)The Company held warrant equity contracts in nine private companies and one public company as of September 30, 2024, and 11 private companies and one public company as of December 31, 2023.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in the interest amount received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of September 30, 2024, interest rate contracts in notional amounts of $5.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of September 30, 2024, the Company expects to reclassify an estimated $10 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2024 and 2023. The after-tax impact of cash flow hedges on AOCI is shown in Note 14 — Accumulated Other Comprehensive (Loss) Income to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gains (losses) recognized in AOCI:
Interest rate contracts	$93,842	$(62,715)	$(21,629)	$(129,329)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$—	$—	$696
Interest and dividend income (for cash flow hedges on loans)	(24,272)	(24,059)	(73,471)	(57,265)
Noninterest income	—	—	—	1,614	(1)
Total	$(24,272)	$(24,059)	$(73,471)	$(54,955)

(1)Represents the amounts in AOCI reclassified into earnings where the forecasted cash flows were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). The net investment hedge in place as of December 31, 2023 expired during the three months ended March 31, 2024. No new net investment hedge was entered since March 31, 2024. The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Gains recognized in AOCI	$—	$63	$586	$2,886

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2024 and December 31, 2023.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,867,025	$49,900	$270,699	$6,835,822	$25,649	$377,388
Written options	1,451,899	—	5,016	1,522,531	—	12,756
Collars and corridors	171,955	462	463	322,732	440	4,481
Subtotal	8,490,879	50,362	276,178	8,681,085	26,089	394,625
Foreign exchange contracts:
Forwards and spot	844,984	14,642	2,936	956,618	9,466	6,756
Swaps	1,213,126	9,345	5,514	1,588,491	5,801	18,118
Purchased options	20,000	31	—	136,000	1,839	—
Subtotal	2,078,110	24,018	8,450	2,681,109	17,106	24,874
Total	$10,568,989	$74,380	$284,628	$11,362,194	$43,195	$419,499
Economic hedges:
Interest rate contracts:
Swaps	$6,884,859	$272,079	$50,132	$6,861,561	$380,123	$25,731
Purchased options	1,451,899	5,039	—	1,522,531	12,783	—
Collars and corridors	171,955	465	476	322,732	4,491	456
Subtotal	8,508,713	277,583	50,608	8,706,824	397,397	26,187
Foreign exchange contracts:
Forwards and spot	21,023	128	60	148,003	292	94
Swaps	2,208,866	9,820	25,110	2,862,037	36,280	15,757
Written options	20,000	—	31	136,000	—	1,839
Subtotal	2,249,889	9,948	25,201	3,146,040	36,572	17,690
Total	$10,758,602	$287,531	$75,809	$11,852,864	$433,969	$43,877

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	3,407	Barrels	$1,680	$15,382	3,277	Barrels	$3,735	$15,445
Collars	5,186	Barrels	46	9,593	5,966	Barrels	1,820	5,103
Subtotal	8,593	Barrels	1,726	24,975	9,243	Barrels	5,555	20,548
Natural gas:
Swaps	155,871	MMBTUs	3,559	45,602	118,325	MMBTUs	438	73,793
Collars	68,630	MMBTUs	755	14,565	45,854	MMBTUs	21	20,400
Written options	1,456	MMBTUs	142	—	1,874	MMBTUs	—	233
Subtotal	225,957	MMBTUs	4,456	60,167	166,053	MMBTUs	459	94,426
Total			$6,182	$85,142			$6,014	$114,974
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	3,407	Barrels	$10,630	$1,670	3,422	Barrels	$9,166	$4,924
Collars	5,186	Barrels	4,417	—	5,966	Barrels	1,685	1,467
Subtotal	8,593	Barrels	15,047	1,670	9,388	Barrels	10,851	6,391
Natural gas:
Swaps	153,199	MMBTUs	35,173	2,343	116,463	MMBTUs	49,941	305
Collars	67,060	MMBTUs	8,578	722	44,454	MMBTUs	12,565	—
Purchased options	1,456	MMBTUs	—	125	1,874	MMBTUs	233	—
Subtotal	221,715	MMBTUs	43,751	3,190	162,791	MMBTUs	62,739	305
Total			$58,798	$4,860			$73,590	$6,696

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. All referenced entities of the protection sold RPAs were investment grade and the weighted-average remaining maturity was 1.9 years and 2.8 years as of September 30, 2024 and December 31, 2023, respectively. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the protection sold RPAs would be $494 thousand and $177 thousand as of September 30, 2024 and December 31, 2023, respectively.

As of both September 30, 2024 and December 31, 2023, the Company had one outstanding protection purchased RPA with a notional amount of $25 million and minimal fair value.

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

The following table presents the net gains (losses) recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Classification on Consolidated Statement of Income	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative (losses) income	$(4,577)	$5,283	$(2,994)	$4,022
Foreign exchange contracts	Foreign exchange income	6,075	7,267	33,204	37,607
Credit contracts	Customer derivative (losses) income	(17)	4	(20)	11
Equity contracts - warrants	Lending fees	(8)	89	(104)	29
Commodity contracts	Customer derivative income	114	27	681	193
Net gains		$1,587	$12,670	$30,767	$41,862

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of September 30, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $3 million, for which $3 million collateral was posted to cover these positions. In comparison, as of December 31, 2023, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 thousand, for which no collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both September 30, 2024 and December 31, 2023.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments, and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross fair values of derivative assets and liabilities are presented after the application of variation margin payments as settlements to the fair values of contracts cleared through central clearing organizations, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of over-collateralization are not shown:

($ in thousands)	As of September 30, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$490,588	$(84,214)	$(261,394)	$144,980	$(61,543)	$83,437

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$465,842	$(84,214)	$(11,133)	$370,495	$—	$370,495

($ in thousands)	As of December 31, 2023
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$610,920	$(75,534)	$(237,258)	$298,128	$(246,259)	$51,869

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$613,314	$(75,534)	$(636)	$537,144	$—	$537,144

(1)Includes $7 million and $3 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of both September 30, 2024 and December 31, 2023.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $269 million and $244 million as of September 30, 2024 and December 31, 2023, respectively. Of the gross cash collateral received, $261 million and $237 million were used to offset derivative assets as of September 30, 2024 and December 31, 2023, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $13 million and $1 million as of September 30, 2024 and December 31, 2023, respectively. Of the gross cash collateral pledged, $11 million and $1 million were used to offset derivative liabilities as of September 30, 2024 and December 31, 2023, respectively.
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

Note 7 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024	December 31, 2023
Commercial:
C&I	$17,068,002	$16,581,079
CRE:
CRE	14,568,209	14,777,081
Multifamily residential	5,141,481	5,023,163
Construction and land	693,775	663,868
Total CRE	20,403,465	20,464,112
Total commercial	37,471,467	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,963,097	13,383,060
HELOCs	1,760,716	1,722,204
Total residential mortgage	15,723,813	15,105,264
Other consumer	57,901	60,327
Total consumer	15,781,714	15,165,591
Total loans held-for-investment (1)	$53,253,181	$52,210,782
Allowance for loan losses	(696,485)	(668,743)
Loans held-for-investment, net (1)	$52,556,696	$51,542,039

(1)Includes $52 million and $71 million of net deferred loan fees and net unamortized premiums as of September 30, 2024 and December 31, 2023, respectively.

Accrued interest receivable on loans held-for-investment was $262 million and $267 million as of September 30, 2024 and December 31, 2023, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three and nine months ended September 30, 2024 and 2023. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2023 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $37.4 billion and $37.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of September 30, 2024 and December 31, 2023.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the nine months ended September 30, 2024, and year ended December 31, 2023. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	September 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$1,946,732	$1,801,612	$1,114,871	$769,040	$273,186	$325,092	$10,315,519	$23,293	$16,569,345
Criticized (accrual)	21,119	28,030	77,472	102,837	10,538	46,264	137,125	—	423,385
Criticized (nonaccrual)	3,798	25,150	21,639	10,010	3,278	10,325	1,072	—	75,272
Total C&I	1,971,649	1,854,792	1,213,982	881,887	287,002	381,681	10,453,716	23,293	17,068,002
Gross write-offs (2)	—	13,852	16,197	13,671	1,212	3,012	9,812	—	57,756

CRE:
Pass	1,189,109	2,315,579	3,772,545	1,979,487	1,353,082	3,382,589	81,109	49,591	14,123,091
Criticized (accrual)	10,981	44,631	50,011	50,984	67,643	202,811	—	14,784	441,845
Criticized (nonaccrual)	—	—	—	—	1,773	1,500	—	—	3,273
Subtotal CRE	1,200,090	2,360,210	3,822,556	2,030,471	1,422,498	3,586,900	81,109	64,375	14,568,209
Gross write-offs (2)	—	—	—	—	—	2	—	—	2

Multifamily residential:
Pass	275,321	668,357	1,448,005	756,812	619,627	1,279,498	18,063	1,261	5,066,944
Criticized (accrual)	—	—	34,984	32,032	—	2,935	—	—	69,951
Criticized (nonaccrual)	—	—	—	—	—	4,586	—	—	4,586
Subtotal multifamily residential	275,321	668,357	1,482,989	788,844	619,627	1,287,019	18,063	1,261	5,141,481
Gross write-offs	—	—	—	—	—	6	—	—	6

Construction and land:
Pass	68,565	335,119	197,019	75,503	—	6,253	—	—	682,459
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	68,565	335,119	208,335	75,503	—	6,253	—	—	693,775
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289

Total CRE	1,543,976	3,363,686	5,513,880	2,894,818	2,042,125	4,880,172	99,172	65,636	20,403,465
Total CRE gross write-offs (2)	—	—	2,289	—	—	8	—	—	2,297

Total commercial	$3,515,625	$5,218,478	$6,727,862	$3,776,705	$2,329,127	$5,261,853	$10,552,888	$88,929	$37,471,467
Total commercial gross write-offs (2)	$—	$13,852	$18,486	$13,671	$1,212	$3,020	$9,812	$—	$60,053

	September 30, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$1,754,930	$2,864,585	$3,149,135	$2,128,715	$1,457,386	$2,554,887	$—	$—	$13,909,638
Criticized (accrual)	1,158	4,416	5,476	520	692	6,220	—	—	18,482
Criticized (nonaccrual) (3)	2,375	10,968	1,721	3,011	3,236	13,666	—	—	34,977
Subtotal single-family residential mortgage	1,758,463	2,879,969	3,156,332	2,132,246	1,461,314	2,574,773	—	—	13,963,097
Gross write-offs (2)	9	—	—	—	—	—	—	—	9

HELOCs:
Pass	5,486	3,599	5,338	2,338	4,102	9,369	1,593,145	113,294	1,736,671
Criticized (accrual)	1,794	1,679	1,158	680	—	293	769	1,096	7,469
Criticized (nonaccrual)	517	1,905	3,444	—	476	5,839	—	4,395	16,576
Subtotal HELOCs	7,797	7,183	9,940	3,018	4,578	15,501	1,593,914	118,785	1,760,716
Gross write-offs	—	10	—	—	—	—	—	—	10

Total residential mortgage	1,766,260	2,887,152	3,166,272	2,135,264	1,465,892	2,590,274	1,593,914	118,785	15,723,813
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	—	19

Other consumer:
Pass	3,616	36	22,982	132	—	6,804	21,228	—	54,798
Criticized (accrual)	1	—	—	—	—	—	3,000	—	3,001
Criticized (nonaccrual)	—	—	—	—	—	—	102	—	102
Total other consumer	3,617	36	22,982	132	—	6,804	24,330	—	57,901
Gross write-offs (2)	—	—	—	—	—	—	25	—	25

Total consumer	$1,769,877	$2,887,188	$3,189,254	$2,135,396	$1,465,892	$2,597,078	$1,618,244	$118,785	$15,781,714
Total consumer gross write-offs(2)	$9	$10	$—	$—	$—	$—	$25	$—	$44

Total loans held-for-investment:
Pass	$5,243,759	$7,988,887	$9,709,895	$5,712,027	$3,707,383	$7,564,492	$12,029,064	$187,439	$52,142,946
Criticized (accrual)	35,053	78,756	169,101	187,053	78,873	258,523	140,894	15,880	964,133
Criticized (nonaccrual)	6,690	38,023	38,120	13,021	8,763	35,916	1,174	4,395	146,102
Total	$5,285,502	$8,105,666	$9,917,116	$5,912,101	$3,795,019	$7,858,931	$12,171,132	$207,714	$53,253,181
Total loans held-for-investment gross write-offs (2)	$9	$13,862	$18,486	$13,671	$1,212	$3,020	$9,837	$—	$60,097

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,314,463	$1,628,560	$1,296,936	$331,982	$245,173	$164,159	$10,053,757	$20,143	$16,055,173
Criticized (accrual)	105,119	67,899	120,574	15,064	40,920	22,098	117,196	—	488,870
Criticized (nonaccrual)	2,104	7,916	131	4,819	2,979	18,137	950	—	37,036
Total C&I	2,421,686	1,704,375	1,417,641	351,865	289,072	204,394	10,171,903	20,143	16,581,079
Gross write-offs (2)	350	10,454	424	3,758	9,748	2,648	1,593	—	28,975

CRE:
Pass	2,492,915	4,086,385	2,216,257	1,428,724	1,600,844	2,494,382	92,851	62,771	14,475,129
Criticized (accrual)	36,855	34,485	30,336	48,250	24,437	104,340	—	—	278,703
Criticized (nonaccrual)	—	—	—	—	444	22,805	—	—	23,249
Subtotal CRE	2,529,770	4,120,870	2,246,593	1,476,974	1,625,725	2,621,527	92,851	62,771	14,777,081
Gross write-offs (2)	—	—	—	—	—	1,329	—	—	1,329

Multifamily residential:
Pass	665,780	1,481,161	808,333	612,408	498,491	857,713	8,690	1,281	4,933,857
Criticized (accrual)	—	3,356	54,614	—	693	25,974	—	—	84,637
Criticized (nonaccrual)	—	—	—	—	—	4,669	—	—	4,669
Subtotal multifamily residential	665,780	1,484,517	862,947	612,408	499,184	888,356	8,690	1,281	5,023,163
Gross write-offs	—	—	—	—	—	3	—	—	3

Construction and land:
Pass	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868
Subtotal construction and land	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868

Total CRE	3,405,325	5,885,538	3,230,264	2,129,310	2,125,717	3,515,384	108,522	64,052	20,464,112
Total CRE gross write-offs (2)	—	—	—	—	—	1,332	—	—	1,332

Total commercial	$5,827,011	$7,589,913	$4,647,905	$2,481,175	$2,414,789	$3,719,778	$10,280,425	$84,195	$37,045,191
Total commercial gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$3,980	$1,593	$—	$30,307

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (4)	$3,188,830	$3,340,789	$2,279,802	$1,594,525	$980,686	$1,959,974	$—	$—	$13,344,606
Criticized (accrual)	2,680	4,471	566	1,440	1,503	4,167	—	—	14,827
Criticized (nonaccrual) (3)	4,466	837	3,902	2,081	3,626	8,715	—	—	23,627
Subtotal single-family residential mortgage	3,195,976	3,346,097	2,284,270	1,598,046	985,815	1,972,856	—	—	13,383,060

HELOCs:
Pass	3,641	3,882	1,734	3,153	729	9,251	1,551,074	126,280	1,699,744
Criticized (accrual)	565	1,219	1,872	101	185	1,470	2,548	1,089	9,049
Criticized (nonaccrual)	815	856	413	72	584	6,863	279	3,529	13,411
Subtotal HELOCs	5,021	5,957	4,019	3,326	1,498	17,584	1,553,901	130,898	1,722,204
Gross write-offs (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	3,200,997	3,352,054	2,288,289	1,601,372	987,313	1,990,440	1,553,901	130,898	15,105,264
Total residential mortgage gross write-offs (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	2,286	18,098	135	—	—	13,244	26,432	—	60,195
Criticized (nonaccrual)	—	—	—	—	—	—	132	—	132
Total other consumer	2,286	18,098	135	—	—	13,244	26,564	—	60,327

Total consumer	$3,203,283	$3,370,152	$2,288,424	$1,601,372	$987,313	$2,003,684	$1,580,465	$130,898	$15,165,591
Total consumer gross write-offs (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total by Risk Rating:
Pass	$8,877,690	$10,839,026	$6,723,921	$4,010,720	$3,326,731	$5,504,224	$11,739,785	$210,475	$51,232,572
Criticized (accrual)	145,219	111,430	207,962	64,855	67,738	158,049	119,744	1,089	876,086
Criticized (nonaccrual)	7,385	9,609	4,446	6,972	7,633	61,189	1,361	3,529	102,124
Total	$9,030,294	$10,960,065	$6,936,329	$4,082,547	$3,402,102	$5,723,462	$11,860,890	$215,093	$52,210,782
Total loans held-for-investment gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$4,021	$1,593	$6	$30,354

(1)No revolving commercial loans were converted to term loans during the three months ended September 30, 2024. $8 million of total commercial loans, comprised of C&I and CRE revolving loans, were converted to term loans during the nine months ended September 30, 2024. In comparison, $11 million and $25 million of total commercial loans, primarily comprised of CRE revolving loans were converted to term loans during the three and nine months ended September 30, 2023, respectively. $2 million and $26 million of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2024, respectively. In comparison, $21 million and $28 million of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2023, respectively.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of both September 30, 2024 and December 31, 2023, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,978,259	$10,974	$3,497	$14,471	$75,272	$17,068,002
CRE:
CRE	14,562,360	1,751	825	2,576	3,273	14,568,209
Multifamily residential	5,133,784	2,620	491	3,111	4,586	5,141,481
Construction and land	682,459	—	—	—	11,316	693,775
Total CRE	20,378,603	4,371	1,316	5,687	19,175	20,403,465
Total commercial	37,356,862	15,345	4,813	20,158	94,447	37,471,467
Consumer:
Residential mortgage:
Single-family residential	13,883,243	24,890	19,229	44,119	35,735	13,963,097
HELOCs	1,717,377	19,309	7,454	26,763	16,576	1,760,716
Total residential mortgage	15,600,620	44,199	26,683	70,882	52,311	15,723,813
Other consumer	54,697	78	3,024	3,102	102	57,901
Total consumer	15,655,317	44,277	29,707	73,984	52,413	15,781,714
Total	$53,012,179	$59,622	$34,520	$94,142	$146,860	$53,253,181

	December 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,508,394	$28,550	$7,099	$35,649	$37,036	$16,581,079
CRE:
CRE	14,750,315	1,719	1,798	3,517	23,249	14,777,081
Multifamily residential	5,017,897	597	—	597	4,669	5,023,163
Construction and land	650,617	13,251	—	13,251	—	663,868
Total CRE	20,418,829	15,567	1,798	17,365	27,918	20,464,112
Total commercial	36,927,223	44,117	8,897	53,014	64,954	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,313,455	29,285	15,943	45,228	24,377	13,383,060
HELOCs	1,687,301	12,266	9,226	21,492	13,411	1,722,204
Total residential mortgage	15,000,756	41,551	25,169	66,720	37,788	15,105,264
Other consumer	56,930	3,123	142	3,265	132	60,327
Total consumer	15,057,686	44,674	25,311	69,985	37,920	15,165,591
Total	$51,984,909	$88,791	$34,208	$122,999	$102,874	$52,210,782

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both September 30, 2024 and December 31, 2023. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	September 30, 2024	December 31, 2023
Commercial:
C&I	$67,821	$33,089
CRE	2,591	22,653
Multifamily residential	—	4,235
Construction and land	11,316	—
Total commercial	81,728	59,977
Consumer:
Single-family residential	6,520	4,852
HELOCs	10,085	7,256
Total consumer	16,605	12,108
Total nonaccrual loans with no related allowance for loan losses	$98,333	$72,085

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $49 million of foreclosed assets as of September 30, 2024, compared with $11 million as of December 31, 2023. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $14 million and $8 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables present the amortized cost of loans that were modified during the three and nine months ended September 30, 2024 and 2023 by loan class and modification type:

	Three Months Ended September 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,848	$—	$—	$—	$15,848	0.09%
CRE	23,735	—	—	—	23,735	0.16%
Total commercial	39,583	—	—	—	39,583
Consumer:
Single-family residential	—	4,718	219	141	5,078	0.04%
HELOCs	—	3,763	—	—	3,763	0.21%
Total consumer	—	8,481	219	141	8,841
Total	$39,583	$8,481	$219	$141	$48,424

	Three Months Ended September 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$1,682	$11,603	$—	$—	$13,285	0.08%
CRE	13,469	—	—	—	13,469	0.07%
Total commercial	15,151	11,603	—	—	26,754
Consumer:
Single-family residential	—	2,944	1,260	—	4,204	0.03%
HELOCs	—	—	334	183	517	0.03%
Total consumer	—	2,944	1,594	183	4,721
Total	$15,151	$14,547	$1,594	$183	$31,475

	Nine Months Ended September 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$26,191	$24,768	$—	$—	$50,959	0.30%
CRE	47,969	—	—	—	47,969	0.33%
Total commercial	74,160	24,768	—	—	98,928
Consumer:
Single-family residential	—	13,278	219	141	13,638	0.10%
HELOCs	—	10,708	—	517	11,225	0.64%
Other consumer	3,000	—	—	—	3,000	5.18%
Total consumer	3,000	23,986	219	658	27,863
Total	$77,160	$48,754	$219	$658	$126,791

	Nine Months Ended September 30, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$44,120	$20,793	$—	$—	$—	$64,913	0.41%
CRE	13,979	—	—	32,724	—	46,703	0.23%
Total commercial	58,099	20,793	—	32,724	—	111,616
Consumer:
Single-family residential	—	7,276	1,809	—	—	9,085	0.07%
HELOCs	—	741	1,053	—	183	1,977	0.11%
Total consumer	—	8,017	2,862	—	183	11,062
Total	$58,099	$28,810	$2,862	$32,724	$183	$122,678

The following tables present the financial effects of the loan modifications for the three and nine months ended September 30, 2024 and 2023 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended September 30,
	2024			2023
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	0.8	0.0	$26	(1)	—%	(1)	3.0	1.5
CRE	—%	3.3	0.0	—		—%		1.1	0.0
Consumer:
Single-family residential	1.63%	10.0	2.6	—		—%		10.0	1.0
HELOCs	—%	0.0	0.6	—		0.50%		16.7	0.7

	Financial Effects of Loan Modifications for the Nine Months Ended September 30,
	2024			2023
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	1.6	1.6	$371	(1)	—%	(1)	1.4	1.2
CRE	—%	2.4	0.0	—		3.00%		2.1	0.0
Consumer:
Single-family residential	1.63%	10.0	1.4	—		—%		9.9	1.0
HELOCs	0.25%	0.0	2.0	—		0.50%		15.4	0.5
Other consumer	—%	0.8	0.0	—		—%		0.0	0.0

(1)Comprised of a C&I loan modified during the three and nine months ended September 30, 2023 where the interest was waived in addition to principal forgiveness.

A modified loan may become delinquent and result in a payment default (generally 90 days past due) subsequent to modification. The following tables present information on loans that defaulted during the three and nine months ended September 30, 2024 that received modifications during the 12 months preceding payment default. There were no loans that received modifications and subsequently defaulted during both the three and nine months ended September 30, 2023.

	Loans Modified Subsequently Defaulted During the Three Months Ended September 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Consumer:
Single-family residential	$—	$573	$—	$—	$573
HELOCs	—	2,762	—	—	2,762
Total consumer	—	3,335	—	—	3,335
Total	$—	$3,335	$—	$—	$3,335

	Loans Modified Subsequently Defaulted During the Nine Months Ended September 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$7,829	$5,280	$—	$—	$13,109
Total commercial	7,829	5,280	—	—	13,109
Consumer:
Single-family residential	—	7,995	141	2,828	10,964
HELOCs	—	3,240	1,149	—	4,389
Total consumer	—	11,235	1,290	2,828	15,353
Total	$7,829	$16,515	$1,290	$2,828	$28,462

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified in the twelve months ended September 30, 2024. For the comparative period, the amounts represent the performance of loans that were modified in the first nine months ended September 30, 2023, subsequent to the adoption of ASU 2022-02 on January 1, 2023:

	Payment Performance as of September 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$62,107	$8,848	$7,828	$78,783
CRE	47,969	—	—	47,969
Total commercial	110,076	8,848	7,828	126,752
Consumer:
Single-family residential	9,610	3,237	6,686	19,533
HELOCs	8,922	3,736	1,270	13,928
Other consumer	—	3,000	—	3,000
Total consumer	18,532	9,973	7,956	36,461
Total	$128,608	$18,821	$15,784	$163,213

	Payment Performance as of September 30, 2023
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$58,481	$—	$6,432	$64,913
CRE	46,703	—	—	46,703
Total commercial	105,184	—	6,432	111,616
Consumer:
Single-family residential	7,430	1,190	465	9,085
HELOCs	1,236	741	—	1,977
Total consumer	8,666	1,931	465	11,062
Total	$113,850	$1,931	$6,897	$122,678

Commitments outstanding to lend additional funds to borrowers experiencing financial difficulty whose loans were modified were $4 million as of both September 30, 2024 and December 31, 2023.

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

There were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method for the three and nine months ended September 30, 2024 and 2023.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Age percentage, size at origination, delinquency status, sector and risk rating	Unemployment rate, Gross Domestic Product (“GDP”), and U.S. Treasury rates
CRE, multifamily residential, and construction and land	Delinquency status, maturity date, collateral value, property type, and geographic location	Unemployment rate, GDP, and U.S. Treasury rates
Single-family residential and HELOCs	FICO score, delinquency status, maturity date, collateral value, and geographic location	Unemployment rate, GDP, and Home Price Indices
Other consumer	Loss rate approach	Immaterial - Macroeconomic variables are included in the qualitative estimate.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2024, collateral-dependent commercial and consumer loans totaled $45 million and $18 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $30 million and $12 million, respectively, as of December 31, 2023. The Company's collateral-dependent loans were secured by real estate. As of both September 30, 2024 and December 31, 2023, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794
Provision for (reversal of) credit losses on loans	(a)	26,416	27,123	(8,493)	(1,975)	(1,293)	(128)	67	41,717
Gross charge-offs		(29,260)	(734)	—	(145)	—	(10)	(149)	(30,298)
Gross recoveries		838	61	21	6	1	8	—	935
Total net (charge-offs) recoveries		(28,422)	(673)	21	(139)	1	(2)	(149)	(29,363)
Foreign currency translation adjustment		337	—	—	—	—	—	—	337
Allowance for loan losses, end of period		$378,315	$221,244	$31,782	$12,208	$48,231	$3,210	$1,495	$696,485

		Three Months Ended September 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$375,333	$168,505	$22,938	$11,325	$51,513	$4,526	$1,260	$635,400
Provision for (reversal of) credit losses on loans	(a)	13,006	12,952	772	8,302	3,353	(705)	456	38,136
Gross charge-offs		(7,074)	(3,466)	—	(10,413)	—	(41)	(13)	(21,007)
Gross recoveries		2,279	49	452	2	64	15	—	2,861
Total net (charge-offs) recoveries		(4,795)	(3,417)	452	(10,411)	64	(26)	(13)	(18,146)
Foreign currency translation adjustment		133	—	—	—	—	—	—	133
Allowance for loan losses, end of period		$383,677	$178,040	$24,162	$9,216	$54,930	$3,795	$1,703	$655,523

		Nine Months Ended September 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	44,473	64,542	(2,833)	3,828	(6,760)	(792)	175	102,633
Gross charge-offs		(63,392)	(14,235)	(6)	(2,289)	(35)	(10)	(337)	(80,304)
Gross recoveries		4,365	345	246	200	8	65	—	5,229
Total net (charge-offs) recoveries		(59,027)	(13,890)	240	(2,089)	(27)	55	(337)	(75,075)
Foreign currency translation adjustment		184	—	—	—	—	—	—	184
Allowance for loan losses, end of period		$378,315	$221,244	$31,782	$12,208	$48,231	$3,210	$1,495	$696,485

		Nine Months Ended September 30, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	17,587	33,313	303	10,507	19,296	(569)	244	80,681
Gross charge-offs		(16,309)	(5,838)	—	(10,413)	—	(138)	(101)	(32,799)
Gross recoveries		5,555	364	480	13	69	26	—	6,507
Total net (charge-offs) recoveries		(10,754)	(5,474)	480	(10,400)	69	(112)	(101)	(26,292)
Foreign currency translation adjustment		(539)	—	—	—	—	—	—	(539)
Allowance for loan losses, end of period		$383,677	$178,040	$24,162	$9,216	$54,930	$3,795	$1,703	$655,523

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2024	2023	2024	2023
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$38,783	$29,728	$37,698	$26,264
Provision for credit losses on unfunded credit commitments	(b)	283	3,864	1,367	7,319
Foreign currency translation adjustment		(4)	(3)	(3)	6
Allowance for unfunded credit commitments, end of period		$39,062	$33,589	$39,062	$33,589
Provision for credit losses	(a) + (b)	$42,000	$42,000	$104,000	$88,000

The allowance for credit losses was $736 million as of September 30, 2024, an increase of $30 million, compared with $706 million as of December 31, 2023. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment and economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and certain CRE markets.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of September 30, 2024, the Company assigned the same weightings to its baseline, upside and downside scenarios as compared with December 31, 2023. The current baseline economic forecast continues to reflect key risks such as still-elevated interest rates, inflation, concerns over global conflicts and oil prices. Compared to December 2023, the September 2024 baseline forecast for GDP growth showed improvement in the near term (full years 2024 and 2025) and a slight worsening for longer-term (2026 and beyond). The unemployment rate has remained low with the September 2024 forecast showing a small uptick for the remainder of 2024 and into 2025, compared to the December 2023 forecast for the same periods. The downside scenario assumed the economy falls into recession in the fourth quarter of 2024 as a result of still-elevated interest rates, global and domestic political tensions, and concerns about bank failures. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial market, and full employment starting in the first quarter of 2025.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$307,182		$—	$—	$—	$307,182
Sales (2) (3)	$326,764		$—	$—	$1,642	$328,406
Purchases	$247,880	(4)	$—	$—	$102,666	$350,546

	Three Months Ended September 30, 2023
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$201,299		$25,890	$—	$—	$227,189
Sales (2) (3)	$199,511		$29,357	$—	$—	$228,868
Purchases	$19,588	(4)	$—	$—	$140,771	$160,359

	Nine Months Ended September 30, 2024
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$646,079		$—	$718	$—	$646,797
Sales (2) (3)	$647,873		$—	$718	$2,607	$651,198
Purchases	$451,399	(4)	$—	$—	$289,266	$740,665

	Nine Months Ended September 30, 2023
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$469,571		$29,490	$8,154	$—	$507,215
Sales (2) (3)	$491,178		$32,957	$8,154	$—	$532,289
Purchases	$80,550	(4)	$—	$—	$351,880	$432,430

(1)Includes write-downs of $1 million and $2 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and nine months ended September 30, 2024, respectively, and $4 million for both the three and nine months ended September 30, 2023.
(2)Includes originated loans sold of $309 million and $496 million for the three and nine months ended September 30, 2024, respectively, and $204 million and $407 million for the three and nine months ended September 30, 2023, respectively. Originated loans sold consisted primarily of C&I loans for each of the three and nine months ended September 30, 2024 and 2023.
(3)Includes $20 million and $156 million of purchased loans sold in the secondary market for the three and nine months ended September 30, 2024, respectively, and $25 million and $125 million for the three and nine months ended September 30, 2023, respectively.
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

The Company records its investments in qualifying affordable housing partnerships, net, using PAM. Following the adoption of ASU 2023-02 on January 1, 2024, the Company elects to account for its tax credit investments using PAM on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies — Significant Accounting Policies Update — Income Taxes to the Consolidated Financial Statements in this Form 10-Q. For discussion on the Company’s impairment evaluation and monitoring process for tax credit investments, refer to Note 3 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$480,751	$284,712	$419,785	$251,746
Tax credit and CRA investments	191,644	94,529	—	—
Equity method of accounting and other:
Tax credits and CRA investments	252,044	118,243	485,251	298,990
Total	$924,439	$497,484	$905,036	$550,736

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$17,352	$15,660	$51,383	$47,058
Tax credit and CRA investments	27,321	—	80,774	—
Equity method of accounting and other:
Tax credit and CRA investments	14,918	47,395	49,055	120,297
Total tax credits and benefits	$59,591	$63,055	$181,212	$167,355

Amortization:
PAM:
Affordable housing partnership investments (2)	$11,245	$11,587	$34,888	$34,759
Tax credit and CRA investments (3)	21,819	—	65,135	—
Equity method of accounting and other:
Tax credit and CRA investments (4) (5)	5,600	49,694	34,859	115,718
Total amortization	$38,664	$61,281	$134,882	$150,477

(1)Included in Income tax expense on the Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023.
(2)Amortization related to investments in qualified affordable housing partnerships under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023.
(3)Due to the adoption of ASU 2023-02 on January 1, 2024, amortization related to qualifying tax credit investments under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the three and nine months ended September 30, 2024.
(4)Amortization related to tax credit and CRA investments was recognized in Amortization of tax credit and CRA investments as part of noninterest expense on the Consolidated Statement Income for the three and nine months ended September 30, 2024 and 2023.
(5)Includes net impairment losses of $1 million for the three months ended September 30, 2023, and net impairment recoveries of $1 million for the nine months ended September 30, 2023. The activity for both periods was primarily related to historic tax credits. In comparison, there were no impairment recoveries or losses for the three and nine months ended September 30, 2024.

The Company also held equity securities without readily determinable fair values totaling $147 million and $146 million as of September 30, 2024 and December 31, 2023, respectively. Equity securities without readily determinable fair values are included in Other Assets and Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

Note 9 — Goodwill

Total goodwill was $466 million as of both September 30, 2024 and December 31, 2023. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2023, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2023 Form 10-K. The Company performed an analysis of goodwill during the third quarter of 2024 that consisted of a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of September 30, 2024.

The Company has an equity method investment in Rayliant and its carrying value was $109 million as of September 30, 2024, of which $101 million was comprised of equity method goodwill. For additional information on this investment, refer to Note 7 - Investments in Qualified Affordable Housing Partnerships, Tax Credit and Other Investments, Net and Variable Interest Entities to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

Note 10 — Short-Term Borrowings and Long-Term Debt

The following table presents details of the Company’s short-term and BTFP borrowings, FHLB advances, and long-term debt as of September 30, 2024 and December 31, 2023:

			September 30, 2024	December 31, 2023
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt (1) — floating (2)	6.76%	12/15/2035	$31,923	$148,249
Bank
BTFP borrowings	4.37%	03/19/2024	$—	$4,500,000
FHLB advances (3):
Floating (2)	5.02% — 5.07%	2025	$3,000,000	$—
Fixed	3.87% — 3.95%	2026	500,000	—
Total FHLB advances			$3,500,000	$—

(1)The weighted-average interest rates for junior subordinated debt were 6.76% and 6.87% as of September 30, 2024 and December 31, 2023, respectively.
(2)Floating interest rates are based on the Secured Overnight Financing Rate plus the established spread.
(3)The weighted-average interest rate for FHLB advances was 4.88% as of September 30, 2024.

The Bank’s available borrowing capacity from FHLB advances totaled $8.9 billion as of September 30, 2024. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of September 30, 2024, all advances were secured by real estate loans.

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

The following table presents the Company’s credit-related commitments as of September 30, 2024 and December 31, 2023:

	September 30, 2024					December 31, 2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,482,181	$3,933,575	$633,664	$118,421	$9,167,841	$9,141,447
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,227,592	332,872	258,186	1,086,480	2,905,130	2,610,761
Total	$5,709,773	$4,266,447	$891,850	$1,204,901	$12,072,971	$11,752,208

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of September 30, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $25 million. In comparison, as of December 31, 2023, total letters of credit of $2.6 billion consisted of SBLCs of $2.6 billion and commercial letters of credit of $24 million. As of both September 30, 2024 and December 31, 2023, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $39 million and $38 million as of September 30, 2024 and December 31, 2023, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of September 30, 2024 and December 31, 2023:

	Maximum Potential Future Payments					Carrying Value (1)
	September 30, 2024				December 31, 2023	September 30, 2024	December 31, 2023
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$12	$42	$4,455	$4,509	$5,888	$4,509	$5,888
Multifamily residential loans sold or securitized with recourse	—	150	14,846	14,996	14,996	18,159	19,020
Total	$12	$192	$19,301	$19,505	$20,884	$22,668	$24,908

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $32 thousand and $40 thousand as of September 30, 2024 and December 31, 2023, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of September 30, 2024, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 12 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both September 30, 2024 and December 31, 2023.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits (expenses) associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Stock compensation costs	$10,717	$9,495	$34,371	$29,934
Related net tax benefits (expenses) for stock compensation plans	$20	$(18)	$812	$8,797

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of the RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2023 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the nine months ended September 30, 2024. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2024	1,206,518	$74.29	276,223	$78.59
Granted	523,897	75.78	97,798	80.28
Vested	(311,902)	71.76	(91,960)	77.67
Forfeited	(65,447)	74.37	—	—
Outstanding, September 30, 2024	1,353,066	$75.45	282,061	$79.48

As of September 30, 2024, there were $38 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.9 years, and $19 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.9 years.

Note 13 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2024 and 2023. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2023 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share data)	2024	2023	2024	2023
Basic:
Net income	$299,166	$287,738	$872,471	$922,208
Weighted-average number of shares outstanding	138,606	141,485	138,997	141,356
Basic EPS	$2.16	$2.03	$6.28	$6.52
Diluted:
Net income	$299,166	$287,738	$872,471	$922,208
Weighted-average number of shares outstanding	138,606	141,485	138,997	141,356
Add: Dilutive impact of unvested RSUs	1,042	637	942	688
Diluted weighted-average number of shares outstanding	139,648	142,122	139,939	142,044
Diluted EPS	$2.14	$2.02	$6.23	$6.49

Approximately one thousand and five thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2024, respectively. In comparison, approximately one million and 350 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2023, respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500 million of the Company’s common stock. For the three months ended September 30, 2024, there were no share repurchases. For the nine months ended September 30, 2024, the Company repurchased 1,742,496 shares at an average price of $70.72 per share at a total cost of $123 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company had approximately $49 million available for repurchases under its stock repurchase program.

Note 14 — Accumulated Other Comprehensive (Loss) Income

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2024 and 2023:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, July 1, 2023	$(681,536)	$(74,805)	$(25,591)	$(781,932)
Net unrealized (losses) gains arising during the period	(72,691)	(44,347)	3,710	(113,328)
Amounts reclassified from AOCI	2,870	17,013	—	19,883
Changes, net of tax	(69,821)	(27,334)	3,710	(93,445)
Balance, September 30, 2023	$(751,357)	$(102,139)	$(21,881)	$(875,377)
Balance, July 1, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)
Net unrealized gains (losses) arising during the period	132,130	66,105	(1,126)	197,109
Amounts reclassified from AOCI	2,663	17,097	—	19,760
Changes, net of tax	134,793	83,202	(1,126)	216,869
Balance, September 30, 2024	$(456,493)	$39,143	$(19,954)	$(437,304)

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2023	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized losses arising during the period	(72,034)	(91,468)	(598)	(164,100)
Amounts reclassified from AOCI	15,492	38,860	—	54,352
Changes, net of tax	(56,542)	(52,608)	(598)	(109,748)
Balance, September 30, 2023	$(751,357)	$(102,139)	$(21,881)	$(875,377)
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	138,621	(15,235)	1,385	124,771
Amounts reclassified from AOCI	6,767	51,754	—	58,521
Changes, net of tax	145,388	36,519	1,385	183,292
Balance, September 30, 2024	$(456,493)	$39,143	$(19,954)	$(437,304)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) on AFS debt securities arising during the period	$187,578	$(55,448)	$132,130	$(103,183)	$30,492	$(72,691)
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(145)	43	(102)	—	—	—
Amortization of unrealized losses on transferred debt securities (2)	3,926	(1,161)	2,765	4,075	(1,205)	2,870
Net change	191,359	(56,566)	134,793	(99,108)	29,287	(69,821)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	93,842	(27,737)	66,105	(62,715)	18,368	(44,347)
Net realized losses reclassified into net income (3)	24,272	(7,175)	17,097	24,059	(7,046)	17,013
Net change	118,114	(34,912)	83,202	(38,656)	11,322	(27,334)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(1,126)	—	(1,126)	3,728	(18)	3,710
Net change	(1,126)	—	(1,126)	3,728	(18)	3,710
Other comprehensive income (loss)	$308,347	$(91,478)	$216,869	$(134,036)	$40,591	$(93,445)

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax		Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) arising during the period	$196,717	$(58,096)	$138,621	$(102,262)		$30,228	$(72,034)
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(1,979)	585	(1,394)	10,000	(4)	(2,956)	7,044
Amortization of unrealized losses on transferred securities (2)	11,587	(3,426)	8,161	11,994		(3,546)	8,448
Net change	206,325	(60,937)	145,388	(80,268)		23,726	(56,542)
Cash flow hedges:
Net unrealized losses arising during the period	(21,629)	6,394	(15,235)	(129,329)		37,861	(91,468)
Net realized losses reclassified into net income (3)	73,471	(21,717)	51,754	54,955		(16,095)	38,860
Net change	51,842	(15,323)	36,519	(74,374)		21,766	(52,608)
Foreign currency translation adjustments, net of hedges:
Net unrealized gains arising during the period	1,558	(173)	1,385	247		(845)	(598)
Net change	1,558	(173)	1,385	247		(845)	(598)
Other comprehensive income (loss)	$259,725	$(76,433)	$183,292	$(154,395)		$44,647	$(109,748)

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

Note 15 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined by the type of customers served, and the related products and services provided. The segments reflect how financial information is currently evaluated by management. Operating segment results are based on the Company’s internal management reporting process, which reflects assignments and allocations of certain balance sheet and income statement items. The information presented is not indicative of how the segments would perform if they operated as independent entities.

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, private banking, treasury management, interest rate risk hedging and foreign exchange services.

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

The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Treasury and Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The internal reporting process derives operating segment results by utilizing allocation methodologies for revenues and expenses. Net interest income of each segment represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Indirect costs, including technology-related costs and corporate overhead, are allocated based on a segment’s estimated usage using factors including but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Charge-offs are recorded to the segment directly associated with the respective loans charged off, and provision for credit losses is recorded to the segments based on the related loans for which allowances are evaluated. The Company’s internal reporting process utilizes a full-allocation methodology. Under this methodology, corporate and indirect expenses incurred by the Treasury and Other segment are allocated to the Consumer and Business Banking and the Commercial Banking segments, except certain corporate treasury-related expenses and insignificant unallocated expenses.

The corporate treasury function within the Treasury and Other segment is responsible for the Company’s liquidity and interest rate management, and the internal FTP process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Treasury and Other segment. The FTP process transfers the corporate interest rate risk exposure to the treasury function within the Treasury and Other segment, where such exposures are centrally managed. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. Balances for the prior year periods have been reclassified for comparability.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2024 and 2023:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended September 30, 2024
Net interest income (loss) before provision for credit losses	$290,884	$288,704	$(6,866)	$572,722
Provision for (reversal of) credit losses	5,927	36,934	(861)	42,000
Noninterest income	27,970	45,577	11,214	84,761
Noninterest expense	112,006	93,602	20,558	226,166
Segment income (loss) before income taxes	200,921	203,745	(15,349)	389,317
Segment net income	$141,532	$143,218	$14,416	$299,166
As of September 30, 2024
Segment assets	$19,650,183	$35,714,691	$19,118,846	$74,483,720

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended September 30, 2023
Net interest income (loss) before provision for credit losses	$314,521	$284,787	$(28,495)	$570,813
Provision for credit losses	2,563	35,506	3,931	42,000
Noninterest income	25,119	42,166	9,467	76,752
Noninterest expense	105,557	86,613	59,844	252,014
Segment income (loss) before income taxes	231,520	204,834	(82,803)	353,551
Segment net income (loss)	$163,513	$144,489	$(20,264)	$287,738
As of September 30, 2023
Segment assets	$18,925,029	$34,028,487	$15,335,942	$68,289,458

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Nine Months Ended September 30, 2024
Net interest income (loss) before provision for credit losses	$880,316	$855,607	$(44,833)	$1,691,090
Provision for (reversal of) credit losses	5,246	99,996	(1,242)	104,000
Noninterest income	80,288	141,634	26,500	248,422
Noninterest expense	337,836	296,252	75,387	709,475
Segment income (loss) before income taxes	617,522	600,993	(92,478)	1,126,037
Segment net income	$434,992	$423,407	$14,072	$872,471
As of September 30, 2024
Segment assets	$19,650,183	$35,714,691	$19,118,846	$74,483,720

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Nine Months Ended September 30, 2023
Net interest income (loss) before reversal of credit losses	$922,845	$825,122	$(10,547)	$1,737,420
Provision for credit losses	29,037	56,093	2,870	88,000
Noninterest income	77,191	128,306	9,864	215,361
Noninterest expense	318,947	255,709	157,594	732,250
Segment income (loss) before income taxes	652,052	641,626	(161,147)	1,132,531
Segment net income	$460,516	$453,360	$8,332	$922,208
As of September 30, 2023
Segment assets	$18,925,029	$34,028,487	$15,335,942	$68,289,458

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Company’s 2023 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of September 30, 2024, the Company had $74.5 billion in total assets and approximately 3,500 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Strategy and Banking Services in the Company’s 2023 Form 10-K.

Current Developments

Economic Developments

Given recent external data indicating that the pace of inflation is slowing, the Board of Governors of the Federal Reserve System (“Federal Reserve”) moved to cut the Federal Funds Rate by 50 basis points (“bps”) following its September 2024 meeting. The Federal Reserve is expected to continue gradually cutting interest rates over the near term. However, risks of a reacceleration in inflation or an economic slowdown remain, and may lead to the Federal Reserve cutting interest rates slower or faster than anticipated. Elevated interest rates had created affordability challenges for many borrowers. The commercial real estate (“CRE”) market remains under pressure, primarily from decreased demand for office space in 2024, potentially extending to 2025, affecting both the demand for CRE loans and loan performance. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets. Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in the Company’s 2023 Form 10-K.

Federal Deposit Insurance Corporation Special Assessment

In November 2023, the Federal Deposit Insurance Corporation (“FDIC”) approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (“DIF”) arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. The Company recognized assessment expense of approximately $70 million in the fourth quarter of 2023. In addition, the FDIC retained the ability to make further adjustments to the special assessment depending on subsequent adjustments to the DIF’s estimated loss. During 2024, the FDIC revised its loss estimate and projected that the special assessment would be collected for an additional two quarters beyond its initial eight-quarter collection period. As a result, the Company recorded an additional $12 million of FDIC special assessment charge (“FDIC charge”) during the first nine months of 2024.

Climate Accountability

In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). On September 27, 2024, California Governor Gavin Newsom signed Senate Bill 219 (“SB 219”) into law, which extended the date for the California Air Resources Board (“CARB”) to adopt the regulation for the CCDAA to July 1, 2025. SB 219 also clarified that reports under the CCDAA would be permitted to be consolidated at the parent company level and that subsidiaries would be exempt from reporting.

The reporting requirements for Scope 1 and Scope 2 emissions under the CCDAA remain in 2026; reporting entities will be required to report indirect upstream and downstream supply-chain greenhouse gas emissions ("Scope 3 emissions") at a date in 2027 to be specified by the CARB. The reporting requirements for the CRFRA remain at on or before January 1, 2026. The Company is a reporting entity under both laws and is monitoring the development of CARB’s implementing regulations.

Regulatory Updates

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

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would, among other changes, broaden the definition of deposit broker to include agents that place or facilitate the placement of third-party deposits at only one insured depository institution and agents that receive a fee or other remuneration in exchange for the placement of deposits. In addition, the proposal would narrow the exception to the definition of deposit broker for agents whose primary purpose is not the placement of funds with depository institutions. While we are evaluating the potential impact of the proposed rule, if the rule is finalized as proposed, the Company may be required to classify a greater amount of its deposits obtained with the involvement of third parties as brokered deposits. An increase in the amount of brokered deposits on the Company’s balance sheet could, among other consequences, increase the Company’s deposit insurance assessment costs.

On September 17, 2024, the U.S. Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes in the DOJ’s bank merger antitrust policy for particular transactions remains unclear, these changes may make it more difficult and/or costly for the Company to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

Financial Review

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share, and ratio data)	2024	2023	2024	2023
Summary of operations:
Net interest income before provision for credit losses	$572,722	$570,813	$1,691,090	$1,737,420
Noninterest income	84,761	76,752	248,422	215,361
Total revenue	657,483	647,565	1,939,512	1,952,781
Provision for credit losses	42,000	42,000	104,000	88,000
Noninterest expense	226,166	252,014	709,475	732,250
Income before income taxes	389,317	353,551	1,126,037	1,132,531
Income tax expense	90,151	65,813	253,566	210,323
Net income	$299,166	$287,738	$872,471	$922,208
Per share:
Basic earnings	$2.16	$2.03	$6.28	$6.52
Diluted earnings	$2.14	$2.02	$6.23	$6.49
Adjusted diluted earnings (1)	$2.09	$2.02	$6.22	$6.53
Dividends declared	$0.55	$0.48	$1.65	$1.44
Weighted-average number of shares outstanding:
Basic	138,606	141,485	138,997	141,356
Diluted	139,648	142,122	139,939	142,044
Performance metrics:
Return on average assets (“ROA”)	1.62%	1.66%	1.62%	1.83%
Return on average common equity (“ROE”)	15.99%	17.28%	16.24%	19.23%
Return on average tangible common equity (“TCE”) (1)	17.08%	18.65%	17.40%	20.80%
Common dividend payout ratio	25.82%	23.88%	26.66%	22.31%
Net interest margin	3.24%	3.48%	3.28%	3.66%
Efficiency ratio (2)	34.40%	38.92%	36.58%	37.50%
FTE efficiency ratio (1)	34.38%	38.89%	36.51%	37.47%

At period end:	September 30, 2024	December 31, 2023
Total assets	$74,483,720	$69,612,884
Total loans	$53,253,181	$52,210,898
Total deposits	$61,700,115	$56,092,438
Common shares outstanding at period-end	138,609	140,027
Book value per share	$55.30	$49.64
Tangible book value per share (1)	$51.90	$46.27

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

The Company’s third quarter 2024 net income was $299 million, an increase of $11 million or 4%, from third quarter 2023 net income of $288 million. The increase was primarily due to lower noninterest expense and higher noninterest income, partially offset by higher income tax expense. Net income for the first nine months of 2024 was $872 million, a decrease of $50 million or 5%, from the first nine months of 2023 net income of $922 million. The decrease was primarily due to lower net interest income, higher income tax expense and provision for credit losses, partially offset by higher noninterest income and lower noninterest expense. Noteworthy aspects of the Company’s performance for the third quarter and the first nine months of 2024 included:

•Net interest income and net interest margin. Third quarter 2024 net interest income before provision for credit losses was $573 million, an increase of $2 million from the third quarter of 2023. Third quarter 2024 net interest margin of 3.24% declined 24 bps year-over-year. For the first nine months of 2024, net interest income before provision for credit losses was $1.7 billion, a decrease of $46 million or 3%, year-over-year. The net interest margin for the first nine months of 2024 was 3.28%, down 38 bps year-over-year.

•Profitability ratios. Third quarter 2024 ROA, ROE and the return on average TCE of 1.62%, 15.99% and 17.08%, respectively, were down year-over-year. ROA, ROE and the return on average TCE of 1.62%, 16.24% and 17.40%, respectively, for the first nine months of 2024, were also down year-over-year. Return on average TCE is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Efficiency ratios. Third quarter 2024 efficiency ratio of 34.40% improved 452 bps from 38.92% for the same period in 2023, while the FTE efficiency ratio of 34.38% improved 451 bps from 38.89% for the same period in 2023. For the first nine months of 2024, the efficiency ratio of 36.58% improved 92 bps from 37.50% for the same period in 2023, while the FTE efficiency ratio of 36.51% improved 96 bps from 37.47% for the same period in 2023. The FTE efficiency ratio is a non-GAAP financial measure, see Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Asset growth. Total assets reached $74.5 billion as of September 30, 2024, an increase of $4.9 billion or 7%, from December 31, 2023, primarily driven by a $3.9 billion or 64% increase in available-for-sale (“AFS”) debt securities and a $1.0 billion or 2% increase in loans held-for-investment.

•Deposit growth. Total deposits were $61.7 billion as of September 30, 2024, an increase of $5.6 billion or 10%, from December 31, 2023, primarily reflecting growth across the Commercial and Consumer and Business Banking segments.

•Strong capital levels. Stockholders’ equity was $7.7 billion as of September 30, 2024, up 10% from $7.0 billion as of December 31, 2023. Book value per share of $55.30 as of September 30, 2024, was up 11%, compared with $49.64 as of December 31, 2023. Tangible book value per share of $51.90 as of September 30, 2024, was up 12%, compared with $46.27 as of December 31, 2023. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A - Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

Net Interest Income and Net Interest Margin
$571
$573
$1,737
$1,691
5.26%
5.27%
4.92%
5.31%
3.48%
3.24%
3.66%
3.28%
QTD 3Q23
QTD 3Q24
YTD 3Q23
YTD 3Q24
Net Interest Income ($ in millions)
Net Interest Margin
Average Effective Fed Funds Rate

Net interest margin for the third quarter of 2024, net interest income and net interest margin for the first nine months of 2024 all decreased year-over-year. These year-over-year decreases were primarily due to higher deposit funding costs and shifts in the deposit mix to higher cost time and money market deposits, and higher Federal Home Loan Bank (“FHLB”) advances, partially offset by higher loan yields and loan growth, increases in AFS debt securities’ volume and yield, and a decrease in Bank Term Funding Program (“BTFP”) average balances. The increase in net interest income for the third quarter of 2024, compared with the same prior year period primarily reflected loan growth and an increase in AFS debt securities’ volume, which slightly outpaced the higher cost of deposits and an increase in FHLB advances.

Average interest-earning assets were $70.3 billion for the third quarter of 2024, an increase of $5.2 billion or 8% from $65.1 billion for the third quarter of 2023. For the first nine months of 2024, average interest-earning assets were $68.9 billion, an increase of $5.4 billion or 8% from $63.5 billion for the first nine months of 2023. The year-over-year increases in average interest-earning assets primarily reflected loan growth and an increase in AFS debt securities.

The yield on average interest-earning assets for the third quarter of 2024 was 6.09%, an increase of 22 bps from 5.87% for the third quarter of 2023. The yield on average interest-earning assets for the first nine months of 2024 was 6.08%, an increase of 39 bps from 5.69% for the first nine months of 2023. The year-over-year increases in the yield on average interest-earning assets primarily reflected loan growth, an increase in AFS debt securities and higher benchmark interest rates.

The average loan yield for the third quarter of 2024 was 6.73%, an increase of 22 bps from 6.51% for the third quarter of 2023. The average loan yield for the first nine months of 2024 was 6.72%, an increase of 39 bps from 6.33% for the first nine months of 2023. The year-over-year increases in the average loan yield reflected the loan portfolio’s sensitivity to higher benchmark interest rates and loan growth. Approximately 58% of loans held-for-investment were variable rate as of both September 30, 2024 and 2023.

Deposits are an important source of funding for the Company. Average deposits were $60.6 billion for the third quarter of 2024, which increased $5.4 billion or 10% from $55.2 billion for the third quarter of 2023. For the first nine months of 2024, average deposits were $58.9 billion, which increased $4.1 billion or 7% from $54.8 billion for the first nine months of 2023.

Average noninterest-bearing deposits were $14.6 billion for the third quarter of 2024, a decrease of $1.7 billion or 10% from $16.3 billion for the third quarter of 2023. For the first nine months of 2024, average noninterest-bearing deposits were $14.7 billion, a decrease of $2.9 billion or 16% from $17.6 billion for the first nine months of 2023. The year-over-year decreases in noninterest-bearing deposits reflected the deposit mix shift to time and money market deposits. Average noninterest-bearing deposits made up 24% and 30% of average deposits for the third quarters of 2024 and 2023, respectively, and 25% and 32% for the first nine months of 2024 and 2023, respectively.

During the third quarter and first nine months of 2024, the average cost of deposits increased 55 bps and 87 bps, respectively; while the average cost of interest-bearing deposits increased 48 bps and 88 bps, respectively. These year-over-year increases primarily reflected shifts in the deposit mix to time and money market deposits, and rising deposit costs in response to the higher interest rate environment.

The average cost of funds calculation includes deposits, BTFP, short-term borrowings and federal funds purchased, FHLB advances, securities sold under repurchase agreements (“repurchase agreements”), and long-term debt and finance lease liabilities. For the third quarter of 2024, the average cost of funds was 3.12%, a 53 bp increase from 2.59% for the third quarter of 2023. For the first nine months of 2024, the average cost of funds was 3.07%, an 86 bp increase from 2.21% for the first nine months of 2023. The year-over year increases were mainly driven by the increased cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,987,191	$60,060	4.79%	$5,392,795	$67,751	4.98%
Securities purchased under resale agreements	443,261	1,663	1.49%	648,587	4,460	2.73%
Debt securities:
AFS (2) (3)	9,316,232	111,552	4.76%	6,074,119	57,177	3.73%
Held-to-maturity (“HTM”) (2)	2,931,033	12,431	1.69%	2,967,703	12,601	1.68%
Total debt securities (2)	12,247,265	123,983	4.03%	9,041,822	69,778	3.06%
Loans:
Commercial and industrial (“C&I”) (2)	16,492,589	328,619	7.93%	15,400,172	306,542	7.90%
CRE (2)	20,272,662	328,254	6.44%	20,059,280	317,416	6.28%
Residential mortgage	15,601,307	229,727	5.86%	14,365,493	193,913	5.36%
Other consumer	53,958	753	5.55%	63,917	848	5.26%
Total loans (2) (4) (5)	52,420,516	887,353	6.73%	49,888,862	818,719	6.51%
Restricted equity securities	165,262	2,840	6.84%	79,395	1,079	5.39%
Total interest-earning assets	$70,263,495	$1,075,899	6.09%	$65,051,461	$961,787	5.87%
Noninterest-earning assets:
Cash and due from banks	341,856			544,939
Allowance for loan losses	(691,399)			(629,229)
Other assets	3,354,206			3,969,615
Total assets	$73,268,158			$68,936,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,762,719	$58,226	2.98%	$8,080,025	$54,285	2.67%
Money market deposits	14,201,258	136,384	3.82%	12,180,806	113,217	3.69%
Savings deposits	1,744,644	4,811	1.10%	2,013,246	4,047	0.80%
Time deposits	22,270,124	254,650	4.55%	16,621,683	166,747	3.98%
Total interest-bearing deposits	45,978,745	454,071	3.93%	38,895,760	338,296	3.45%
BTFP, short-term borrowings and federal funds purchased	1,170	16	5.44%	4,501,327	49,575	4.37%
Short-term repurchase agreements	3,455	49	5.64%	13,897	193	5.51%
FHLB advances	3,440,219	48,261	5.58%	1	—	0.00%
Long-term debt and finance lease liabilities	36,084	780	8.60%	152,962	2,910	7.55%
Total interest-bearing liabilities	$49,459,673	$503,177	4.05%	$43,563,947	$390,974	3.56%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,606,511			16,302,296
Accrued expenses and other liabilities	1,758,641			2,465,745
Stockholders’ equity	7,443,333			6,604,798
Total liabilities and stockholders’ equity	$73,268,158			$68,936,786

Interest rate spread			2.04%			2.31%
Net interest income and net interest margin		$572,722	3.24%		$570,813	3.48%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $9 million and $8 million for the third quarters of 2024 and 2023, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $12 million and $13 million for the third quarters of 2024 and 2023, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$5,054,542	$183,848	4.86%	$4,703,843	$164,393	4.67%
Assets purchased under resale agreements (2)	550,913	9,663	2.34%	659,621	12,932	2.62%
Debt securities:
AFS (3) (4)	8,125,876	273,652	4.50%	6,146,653	166,666	3.63%
HTM (3)	2,940,920	37,455	1.70%	2,982,284	38,013	1.70%
Total debt securities (3)	11,066,796	311,107	3.76%	9,128,937	204,679	3.00%
Loans:
C&I (3)	16,318,594	977,077	8.00%	15,348,662	869,914	7.58%
CRE (3)	20,318,851	975,447	6.41%	19,625,224	900,601	6.14%
Residential mortgage	15,397,583	667,367	5.79%	13,928,776	545,442	5.24%
Other consumer	54,233	2,292	5.65%	67,181	2,412	4.80%
Total loans (3) (5) (6)	52,089,261	2,622,183	6.72%	48,969,843	2,318,369	6.33%
Restricted equity securities	141,051	7,129	6.75%	83,013	3,054	4.92%
Total interest-earning assets	$68,902,563	$3,133,930	6.08%	$63,545,257	$2,703,427	5.69%
Noninterest-earning assets:
Cash and due from banks	332,983			578,144
Allowance for loan losses	(681,988)			(617,381)
Other assets	3,496,156			3,690,570
Total assets	$72,049,714			$67,196,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,642,423	$164,727	2.88%	$7,675,325	$127,030	2.21%
Money market deposits	13,855,167	406,450	3.92%	11,295,157	275,738	3.26%
Savings deposits	1,783,011	13,935	1.04%	2,215,102	11,679	0.70%
Time deposits	20,886,769	706,640	4.52%	15,993,669	428,120	3.58%
Total interest-bearing deposits	44,167,370	1,291,752	3.91%	37,179,253	842,567	3.03%
BTFP, short-term borrowings and federal funds purchased	1,284,826	42,154	4.38%	3,284,663	107,432	4.37%
FHLB advances	2,501,826	104,840	5.60%	164,836	6,430	5.22%
Repurchase agreements	3,370	142	5.63%	45,080	1,456	4.32%
Long-term debt and finance lease liabilities	65,969	3,952	8.00%	152,716	8,122	7.11%
Total interest-bearing liabilities	$48,023,361	$1,442,840	4.01%	$40,826,548	$966,007	3.16%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,741,590			17,633,922
Accrued expenses and other liabilities	2,109,318			2,324,870
Stockholders’ equity	7,175,445			6,411,250
Total liabilities and stockholders’ equity	$72,049,714			$67,196,590

Interest rate spread			2.07%			2.53%
Net interest income and net interest margin		$1,691,090	3.28%		$1,737,420	3.66%

(1)Annualized.
(2)Includes the average balances and interest income for securities and loans purchased under resale agreements for the first nine months of 2023. There were no loans purchased under resale agreements for the first nine months of 2024.
(3)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(4)Includes the amortization of net premiums on AFS debt securities of $26 million and $24 million for the first nine months of 2024 and 2023, respectively.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $40 million for each of the first nine months of 2024 and 2023.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(7,691)	$(5,074)	$(2,617)	$19,455	$12,685	$6,770
Assets purchased under resale agreements (1)	(2,797)	(1,151)	(1,646)	(3,269)	(1,988)	(1,281)
Debt securities:
AFS	54,375	35,863	18,512	106,986	61,205	45,781
HTM	(170)	(186)	16	(558)	(496)	(62)
Total debt securities	54,205	35,677	18,528	106,428	60,709	45,719
Loans:
C&I	22,077	20,967	1,110	107,163	57,075	50,088
CRE	10,838	3,141	7,697	74,846	32,856	41,990
Residential mortgage	35,814	17,129	18,685	121,925	60,862	61,063
Other consumer	(95)	(139)	44	(120)	(507)	387
Total loans	68,634	41,098	27,536	303,814	150,286	153,528
Restricted equity securities	1,761	1,411	350	4,075	2,658	1,417
Total interest and dividend income	$114,112	$71,961	$42,151	$430,503	$224,350	$206,153
Interest-bearing liabilities:
Checking deposits	$3,941	$(2,225)	$6,166	$37,697	$(546)	$38,243
Money market deposits	23,167	19,029	4,138	130,712	69,344	61,368
Savings deposits	764	(594)	1,358	2,256	(2,594)	4,850
Time deposits	87,903	61,875	26,028	278,520	149,842	128,678
Total interest-bearing deposits	115,775	78,085	37,690	449,185	216,046	233,139
BTFP, short-term borrowings and federal funds purchased	(49,559)	(49,569)	10	(65,278)	(65,514)	236
FHLB advances	48,261	48,261	—	98,410	97,904	506
Repurchase agreements	(144)	(148)	4	(1,314)	(1,655)	341
Long-term debt and finance lease liabilities	(2,130)	(2,486)	356	(4,170)	(5,086)	916
Total interest expense	$112,203	$74,143	$38,060	$476,833	$241,695	$235,138
Change in net interest income	$1,909	$(2,182)	$4,091	$(46,330)	$(17,345)	$(28,985)

(1)Includes the impact of securities purchased under resale agreements for the third quarters of 2024 and 2023, and first nine months of 2024. Includes the impacts of securities and loans purchased under resale agreements for the first nine months of 2023.

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Deposit account fees	$26,815	$23,560	14%	$77,412	$69,983	11%
Lending fees	26,453	20,312	30%	73,718	61,799	19%
Foreign exchange income	13,569	11,396	19%	37,962	34,872	9%
Wealth management fees	10,683	5,922	80%	28,798	19,213	50%
Customer derivative (losses) income	(706)	11,208	NM	8,808	21,145	(58)%
Net gains (losses) on sales of loans	21	(12)	NM	36	(41)	NM
Net gains (losses) on AFS debt securities	145	—	100%	1,979	(10,000)	NM
Other investment income	2,800	1,751	60%	6,201	7,675	(19)%
Other income	4,981	2,615	90%	13,508	10,715	26%
Total noninterest income	$84,761	$76,752	10%	$248,422	$215,361	15%

NM — Not meaningful.

Noninterest income comprised 13% of total revenue for both the third quarter and first nine months of 2024, compared with 12% and 11% for the third quarter and first nine months of 2023, respectively. The $8 million or 10% increase in noninterest income to $85 million for the third quarter of 2024, compared with the same prior year period, was primarily due to increases in lending, wealth management and deposit account fees, other income and foreign exchange income, partially offset by customer derivative losses. The $33 million or 15% increase in noninterest income to $248 million for the first nine months of 2024, compared with the same prior year period, was primarily due to $2 million in net gains on AFS debt securities, compared with a $10 million write-down in securities in the same prior year period, increases in lending, wealth management and deposit account fees, partially offset by lower customer derivative income.

Deposit account fees were $27 million for the third quarter of 2024, an increase of $3 million or 14%, compared with $24 million for the third quarter of 2023. For the first nine months of 2024, deposit account fees were $77 million, an increase of $7 million or 11%, compared with $70 million for the same period in 2023. The increases were primarily related to analysis service fees, which reflected fee increases and customer growth.

Lending fees were $26 million for the third quarter of 2024, an increase of $6 million or 30%, compared with $20 million for the third quarter of 2023. For the first nine months of 2024, lending fees were $74 million, an increase of $12 million or 19%, compared with $62 million for the same period in 2023. The increases were primarily due to higher trade finance and commitment fees driven by customer growth, and higher syndication loan fee income.

Foreign exchange income was $14 million for the third quarter of 2024, an increase of approximately $2 million or 19%, compared with $11 million for the third quarter of 2023. For the first nine months of 2024, foreign exchange income was $38 million, an increase of $3 million or 9%, compared with $35 million for the same period in 2023. The increases primarily reflected the favorable valuation of certain foreign currency denominated balance sheet items, partially offset by losses on foreign exchange trades.

Wealth management fees were $11 million for the third quarter of 2024, an increase of $5 million or 80%, compared with $6 million for the third quarter of 2023. For the first nine months of 2024, wealth management fees were $29 million, an increase of $10 million or 50%, compared with $19 million for the same period in 2023. The increases reflected customer demand for higher-yielding products in response to the interest rate environment.

Customer derivative losses were $1 million for the third quarter of 2024, compared with an $11 million gain for the same period in 2023. For the first nine months of 2024, customer derivative income was $9 million, a decrease of $12 million or 58%, compared with $21 million for the same period in 2023. The decreases primarily reflected unfavorable credit valuation adjustments and lower fee income due to decreased customer activity.

Net gains on AFS debt securities were $145 thousand and $2 million for the third quarter and first nine months of 2024, respectively, which primarily reflected sales of U.S. government agency residential mortgage-backed securities. In comparison, net losses on AFS debt securities were $10 million for the first nine months of 2023, due to the write-off of an impaired subordinated debt security during the first quarter of 2023.

Other income was $5 million for the third quarter of 2024, an increase of $2 million or 90%, compared with $3 million for the same period in 2023. For the first nine months of 2024, other income was $14 million, an increase of $3 million or 26%, compared with $11 million for the same period in 2023. The year-over-year increases were primarily due to higher income from bank-owned life insurance policies.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Compensation and employee benefits	$135,464	$123,153	10%	$410,864	$377,744	9%
Occupancy and equipment expense	16,238	15,353	6%	46,499	47,028	(1)%
Deposit account expense	12,229	11,585	6%	36,467	31,753	15%
Computer and software related expenses	11,436	11,761	(3)%	34,172	33,160	3%
Deposit insurance premiums and regulatory assessments	9,178	8,583	7%	39,535	24,755	60%
Other operating expense	36,021	31,885	13%	107,079	102,092	5%
Amortization of tax credit and Community Reinvestment Act (“CRA”) investments	5,600	49,694	(89)%	34,859	115,718	(70)%
Total noninterest expense	$226,166	$252,014	(10)%	$709,475	$732,250	(3)%

Third quarter 2024 noninterest expense of $226 million decreased $26 million or 10%, compared with $252 million for the third quarter of 2023. The decrease was primarily due to a decrease in amortization of tax credit and CRA investments, partially offset by increases in compensation and employee benefits and other operating expense. For the first nine months of 2024, noninterest expense of $709 million decreased $23 million or 3%, compared with $732 million for the same period in 2023, primarily due to a decrease in amortization of tax credit and CRA investments, partially offset by increases in compensation and employee benefits, deposit insurance premiums and regulatory assessments, other operating and deposit account expense.

Compensation and employee benefits were $135 million for the third quarter of 2024, an increase of $12 million or 10%, compared with $123 million for the third quarter of 2023. For the first nine months of 2024, compensation and employee benefits were $411 million, an increase of $33 million or 9%, compared with $378 million for the same period in 2023. The increases were primarily driven by annual merit increases and staffing growth.

Deposit account expense was $12 million for the third quarter of 2024, an increase of $1 million or 6%, compared with the third quarter of 2023, primarily due to increased commercial vendor service and processing charges, primarily driven by higher commercial deposit balances. For the first nine months of 2024, deposit account expense was $36 million, an increase of $5 million or 15%, compared with the same period in 2023, primarily due to higher deposit referral fees, insured cash sweep product fees and commercial vendor service and processing charges, primarily driven by higher deposit balances.

For the third quarter of 2024, deposit insurance premiums and regulatory assessments were $9 million, an increase of approximately $1 million or 7%, compared with the same period in 2023. This increase was primarily due to a higher assessment base from growth in the Company’s total average assets. For the first nine months of 2024, deposit insurance premiums and regulatory assessments were $40 million, an increase of $15 million or 60%, compared with $25 million for the same period in 2023. This increase was primarily due to an additional FDIC charge of $12 million recorded during the first nine months of 2024. For additional information about the FDIC special assessment, refer to Item 2. MD&A — Overview — Current Developments in this Form 10-Q.

Other operating expense was $36 million for the third quarter of 2024, an increase of $4 million or 13%, compared with $32 million for the third quarter of 2023, primarily due to increased legal and consulting expenses. For the first nine months of 2024, other operating expense was $107 million, an increase of $5 million or 5%, compared with $102 million for the same period in 2023, primarily due to increased other real estate owned (“OREO”) and legal expenses.

Amortization of tax credit and CRA investments was $6 million for the third quarter of 2024, a decrease of $44 million or 89%, compared with $50 million for the third quarter of 2023. For the first nine months of 2024, amortization of tax credit and CRA investments was $35 million, a decrease of $81 million or 70%, compared with $116 million for the same period in 2023. The decreases were primarily due to the impacts related to the expanded application of proportional amortization method (“PAM”) since the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments — Equity Method and Joint Ventures on January 1, 2024, and the timing of tax credit investments that closed in a given period. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Income before income taxes	$389,317	$353,551	10%	$1,126,037	$1,132,531	(1)%
Income tax expense	$90,151	$65,813	37%	$253,566	$210,323	21%
Effective tax rate	23.2%	18.6%		22.5%	18.6%

Third quarter 2024 income tax expense was $90 million and the effective tax rate was 23.2%, compared with third quarter 2023 income tax expense of $66 million and an effective tax rate of 18.6%. For the first nine months of 2024, income tax expense was $254 million and the effective tax rate was 22.5%, compared with income tax expense of $210 million and an effective tax rate of 18.6% for the same period in 2023. The year-over-year increases in income tax expense and effective tax rate were primarily due to the impacts related to the expanded application of PAM on the Company’s tax credit investments since the adoption of ASU 2023-02 on January 1, 2024 and the timing of tax credit investments that closed in a given period. $22 million and $65 million of investment amortization was recognized as a component of income tax expense during the three and nine months ended September 30, 2024, respectively, which is related to the expanded application of PAM. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined by the type of customers served and the related products and services provided. For a description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 15 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. Balances for the prior year periods have been reclassified for comparability.

The following tables present the results by operating segment for the periods indicated:

	Three Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Treasury and Other
($ in thousands)	2024	2023	2024	2023	2024	2023
Total revenue (loss)	$318,854	$339,640	$334,281	$326,953	$4,348	$(19,028)
Provision for (reversal of) credit losses	5,927	2,563	36,934	35,506	(861)	3,931
Noninterest expense	112,006	105,557	93,602	86,613	20,558	59,844
Segment income (loss) before income taxes	200,921	231,520	203,745	204,834	(15,349)	(82,803)
Segment net income (loss)	$141,532	$163,513	$143,218	$144,489	$14,416	$(20,264)

	Nine Months Ended September 30,
	Consumer and Business Banking		Commercial Banking		Treasury and Other
($ in thousands)	2024	2023	2024	2023	2024	2023
Total revenue (loss)	$960,604	$1,000,036	$997,241	$953,428	$(18,333)	$(683)
Provision for (reversal of) credit losses	5,246	29,037	99,996	56,093	(1,242)	2,870
Noninterest expense	337,836	318,947	296,252	255,709	75,387	157,594
Segment income (loss) before income taxes	617,522	652,052	600,993	641,626	(92,478)	(161,147)
Segment net income	$434,992	$460,516	$423,407	$453,360	$14,072	$8,332

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platform. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Other products and services provided by this segment include wealth management, private banking, treasury management, interest rate risk hedging and foreign exchange services.

The following tables present additional financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$290,884	$314,521	$(23,637)	(8)%
Noninterest income	27,970	25,119	2,851	11%
Total revenue	318,854	339,640	(20,786)	(6)%
Provision for credit losses	5,927	2,563	3,364	131%
Noninterest expense	112,006	105,557	6,449	6%
Segment income before income taxes	200,921	231,520	(30,599)	(13)%
Income tax expense	59,389	68,007	(8,618)	(13)%
Segment net income	$141,532	$163,513	$(21,981)	(13)%
Average loans	$19,048,831	$18,134,194	$914,637	5%
Average deposits	$31,462,739	$28,337,824	$3,124,915	11%

	Nine Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$880,316	$922,845	$(42,529)	(5)%
Noninterest income	80,288	77,191	3,097	4%
Total revenue	960,604	1,000,036	(39,432)	(4)%
Provision for credit losses	5,246	29,037	(23,791)	(82)%
Noninterest expense	337,836	318,947	18,889	6%
Segment income before income taxes	617,522	652,052	(34,530)	(5)%
Income tax expense	182,530	191,536	(9,006)	(5)%
Segment net income	$434,992	$460,516	$(25,524)	(6)%
Average loans	$18,817,573	$17,503,743	$1,313,830	8%
Average deposits	$30,406,431	$28,129,324	$2,277,107	8%

Consumer and Business Banking segment net income decreased $22 million or 13% year-over-year to $142 million for the third quarter of 2024, primarily driven by a decrease in net interest income. Net interest income before provision for credit losses decreased $24 million or 8% year-over-year to $291 million for the third quarter of 2024, primarily driven by a higher cost of interest-bearing deposits and a continued shift to interest-bearing products in the deposit mix.

Consumer and Business Banking segment net income decreased $26 million or 6% year-over-year to $435 million for the first nine months of 2024, mainly driven by lower net interest income and higher noninterest expense, partially offset by lower provision for credit losses. Net interest income before provision for credit losses decreased $43 million or 5% year-over-year to $880 million for the first nine months of 2024, primarily driven by a higher cost of interest-bearing deposits and a continued shift to interest-bearing products in the deposit mix. Provision for credit losses decreased $24 million or 82% year-over-year to $5 million for the first nine months of 2024. The decrease was primarily driven by the improvement in the macroeconomic outlook in the residential mortgage loan sector. Noninterest expense increased $19 million or 6% year-over-year to $338 million. The increase was primarily due to higher compensation and employee benefits, and deposit insurance premiums and regulatory assessments due to the FDIC special assessment in the first half of 2024.

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

The following tables present additional financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$288,704	$284,787	$3,917	1%
Noninterest income	45,577	42,166	3,411	8%
Total revenue	334,281	326,953	7,328	2%
Provision for credit losses	36,934	35,506	1,428	4%
Noninterest expense	93,602	86,613	6,989	8%
Segment income before income taxes	203,745	204,834	(1,089)	(1)%
Income tax expense	60,527	60,345	182	0%
Segment net income	$143,218	$144,489	$(1,271)	(1)%
Average loans	$32,975,235	$31,339,435	$1,635,800	5%
Average deposits	$26,310,972	$23,592,113	$2,718,859	12%

	Nine Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest income before provision for credit losses	$855,607	$825,122	$30,485	4%
Noninterest income	141,634	128,306	13,328	10%
Total revenue	997,241	953,428	43,813	5%
Provision for credit losses	99,996	56,093	43,903	78%
Noninterest expense	296,252	255,709	40,543	16%
Segment income before income taxes	600,993	641,626	(40,633)	(6)%
Income tax expense	177,586	188,266	(10,680)	(6)%
Segment net income	$423,407	$453,360	$(29,953)	(7)%
Average loans	$32,854,843	$31,018,208	$1,836,635	6%
Average deposits	$25,667,059	$22,892,740	$2,774,319	12%

For the third quarter of 2024, Commercial Banking segment net income of $143 million remained relatively unchanged from the prior year quarter. For the first nine months of 2024, Commercial Banking segment net income decreased $30 million or 7% year-over-year to $423 million. This decrease was primarily due to higher provision for credit losses and noninterest expense, partially offset by higher net interest income. Net interest income before provision for credit losses increased $30 million or 4% year-over-year to $856 million for the first nine months of 2024. This increase was primarily driven by higher loan interest income from commercial loan growth. Provision for credit losses increased $44 million or 78% year-over-year to $100 million for the first nine months of 2024, primarily driven by higher net charge-offs in the C&I portfolio. Noninterest expense increased $41 million or 16% year-over-year to $296 million for the first nine months of 2024, primarily due to higher compensation and employee benefits, deposit account expense, and deposit insurance premiums and regulatory assessments.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, have been aggregated and included in the Treasury and Other segment, which provides broad administrative support to the two core segments, namely the Consumer and Business Banking and the Commercial Banking segments.

The following tables present additional financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest loss before provision for credit losses	$(6,866)	$(28,495)	$21,629	76%
Noninterest income	11,214	9,467	1,747	18%
Total revenue (loss)	4,348	(19,028)	23,376	NM
(Reversal of) provision for credit losses	(861)	3,931	(4,792)	NM
Noninterest expense	20,558	59,844	(39,286)	(66)%
Segment loss before income taxes	(15,349)	(82,803)	67,454	81%
Income tax benefit	29,765	62,539	(32,774)	(52)%
Segment net income (loss)	$14,416	$(20,264)	$34,680	NM
Average loans	$396,450	$415,233	$(18,783)	(5)%
Average deposits	$2,811,545	$3,268,119	$(456,574)	(14)%

	Nine Months Ended September 30,
			Change from 2023
($ in thousands)	2024	2023	$	%
Net interest loss before provision for credit losses	$(44,833)	$(10,547)	$(34,286)	(325)%
Noninterest income	26,500	9,864	16,636	169%
Total loss	(18,333)	(683)	(17,650)	NM
(Reversal of) provision for credit losses	(1,242)	2,870	(4,112)	NM
Noninterest expense	75,387	157,594	(82,207)	(52)%
Segment loss before income taxes	(92,478)	(161,147)	68,669	43%
Income tax benefit	106,550	169,479	(62,929)	(37)%
Segment net income	$14,072	$8,332	$5,740	69%
Average loans	$416,845	$447,892	$(31,047)	(7)%
Average deposits	$2,835,470	$3,791,111	$(955,641)	(25)%

NM — Not meaningful.

The Treasury and Other segment reported segment loss before income taxes of $15 million and segment net income of $14 million, reflecting an income tax benefit of $30 million for the third quarter of 2024. The increase in segment net income was primarily driven by lower noninterest expense and net interest loss, partially offset by lower income tax benefit. The $22 million decrease in net interest loss before provision for credit losses was mainly driven by higher interest income from debt securities. Noninterest expense decreased $39 million, primarily due to lower amortization of tax credit and CRA investments from the expanded use of PAM since the adoption of ASU 2023-02 on January 1, 2024. For additional information on the PAM, see Note 2 — Current Accounting Developments and Summary of Significant Accounting Policies and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net.

The Treasury and Other segment reported segment loss before income taxes of $92 million and segment net income of $14 million, reflecting an income tax benefit of $107 million for the first nine months of 2024. The increase in segment net income was primarily driven by the lower noninterest expense and higher noninterest income, partially offset by lower income tax benefit and net interest income. The $34 million decrease in net interest income before provision for credit losses was primarily driven by lower FTP spread income absorbed by the Treasury and Other segment and higher costs of borrowings, partially offset by higher interest income from debt securities. Noninterest income increased $17 million for the first nine months of 2024, mainly due to a $10 million write-off of an impaired AFS debt security recorded during the first quarter of 2023. Noninterest expense decreased $82 million, primarily due to lower amortization of tax credit and CRA investments from the aforementioned adoption of ASU 2023-02 on January 1, 2024.

The income tax expense or benefit in the Treasury and Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments, and reflects the impact of tax credit investment activity. Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the segment income before income taxes. Tax credit investment amortization is allocated to the Treasury and Other segment.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of September 30, 2024 and December 31, 2023, and by credit ratings as of September 30, 2024:

	September 30, 2024			December 31, 2023			Ratings as of September 30, 2024 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,294	$641,573	6%	$1,112,587	$1,060,375	17%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	309,277	272,448	3%	412,086	364,446	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	7,510,719	7,312,801	72%	2,488,304	2,195,853	35%	100%	—%	—%	—%	—%
Municipal securities	292,041	260,298	3%	297,283	261,016	4%	98%	—%	—%	—%	2%
Non-agency mortgage-backed securities	896,859	795,840	8%	1,052,913	921,187	15%	88%	1%	1%	—%	10%
Corporate debt securities	653,501	531,819	5%	653,501	502,425	8%	—%	31%	66%	3%	—%
Foreign government bonds	247,907	238,869	2%	239,333	227,874	4%	45%	55%	—%	—%	—%
Asset-backed securities	36,195	35,735	0%	43,234	42,300	1%	56%	44%	—%	—%	—%
Collateralized loan obligations	44,500	44,494	1%	617,250	612,861	10%	100%	—%	—%	—%	—%
Total AFS debt securities	$10,667,293	$10,133,877	100%	$6,916,491	$6,188,337	100%	92%	3%	4%	0%	1%
HTM debt securities:
U.S. Treasury securities	$533,683	$505,144	20%	$529,548	$488,551	20%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,003,947	848,800	34%	1,001,836	814,932	33%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,202,767	1,008,173	40%	1,235,784	1,004,697	41%	100%	—%	—%	—%	—%
Municipal securities	188,002	148,235	6%	188,872	145,791	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,928,399	$2,510,352	100%	$2,956,040	$2,453,971	100%	100%	—%	—%	—%	—%
Total debt securities	$13,595,692	$12,644,229		$9,872,531	$8,642,308

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
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $6.4 billion of amortized cost and $6.3 billion of fair value as of September 30, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(4)Includes GNMA HTM debt securities totaling $88 million of amortized cost and $72 million of fair value as of September 30, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

As of September 30, 2024, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.4 and 7.0, respectively, compared with 3.6 and 7.5, respectively, as of December 31, 2023. The decrease in the AFS effective duration was primarily due to the purchases of floating rate GNMA securities. The decrease in the HTM effective duration was due to the portfolio seasoning. The Company estimated that the effective duration of its AFS debt securities was 2.9 for an instantaneous 100 bp parallel increase and 2.2 for an instantaneous 100 bp parallel decrease as of September 30, 2024.

Available-for-Sale Debt Securities

The fair value of AFS debt securities totaled $10.1 billion as of September 30, 2024, an increase of $3.9 billion or 64% from $6.2 billion as of December 31, 2023. The increase was primarily due to the purchases of GNMA securities, which were mainly funded by an increase in deposits. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $533 million as of September 30, 2024, compared with $728 million as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, 99% and 97%, respectively, of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both September 30, 2024 and December 31, 2023. There was no allowance for credit losses provided against the AFS debt securities as of both September 30, 2024 and December 31, 2023. Additionally, there were no credit losses recognized in earnings for the three and nine months ended September 30, 2024 and 2023.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both September 30, 2024 and December 31, 2023.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K and Note 3 — Fair Value Measurement and Fair Value of Financial Instruments and Note 5 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. Loans held-for-investment totaled $53.3 billion and $52.2 billion as of September 30, 2024 and December 31, 2023, respectively. The composition of the loan portfolio was similar as of both September 30, 2024 and December 31, 2023.

The following table presents the composition of the Company’s total loan portfolio by loan type as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$17,068,002	32%	$16,581,079	32%
CRE:
CRE	14,568,209	27%	14,777,081	28%
Multifamily residential	5,141,481	10%	5,023,163	10%
Construction and land	693,775	1%	663,868	1%
Total CRE	20,403,465	38%	20,464,112	39%
Total commercial	37,471,467	70%	37,045,191	71%
Consumer:
Residential mortgage:
Single-family residential	13,963,097	26%	13,383,060	26%
HELOCs	1,760,716	4%	1,722,204	3%
Total residential mortgage	15,723,813	30%	15,105,264	29%
Other consumer	57,901	0%	60,327	0%
Total consumer	15,781,714	30%	15,165,591	29%
Total loans held-for-investment (1)	53,253,181	100%	52,210,782	100%
Allowance for loan losses	(696,485)		(668,743)
Loans held-for-sale (2)	—		116
Total loans, net	$52,556,696		$51,542,155

(1)Includes $52 million and $71 million of net deferred loan fees and net unamortized premiums as of September 30, 2024 and December 31, 2023, respectively.
(2)Consists of a single-family residential loan as of December 31, 2023.

Commercial

The commercial loan portfolio comprised 70% and 71% of total loans as of September 30, 2024 and December 31, 2023, respectively. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $25.3 billion and $24.6 billion as of September 30, 2024 and December 31, 2023, respectively, with a utilization rate of 67% as of both September 30, 2024 and December 31, 2023. Total C&I loans were $17.1 billion as of September 30, 2024, an increase of $487 million or 3% from $16.6 billion as of December 31, 2023. Total C&I loans made up 32% of total loans held-for-investment as of both September 30, 2024 and December 31, 2023. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $760 million and $645 million as of September 30, 2024 and December 31, 2023, respectively. The majority of the C&I loans had variable interest rates as of both September 30, 2024 and December 31, 2023.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023 (1)
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Real estate investment & management	$2,154,202	13%	Capital call lending	$2,171,367	13%
Media & entertainment	2,113,633	12%	Real estate investment & management	1,970,713	12%
Capital call lending	2,100,309	12%	Media & entertainment	1,891,199	11%
Financial services	1,055,143	6%	Financial services	1,136,731	7%
Infrastructure & clean energy	1,022,189	6%	Manufacturing & wholesale	1,110,544	7%
Manufacturing & wholesale	1,017,715	6%	Infrastructure & clean energy	1,023,662	6%
Food production & distribution	730,981	4%	Tech & telecom	729,922	4%
Tech & telecom	724,718	4%	Food production & distribution	655,340	4%
Healthcare	709,793	4%	Consumer finance	586,468	4%
Hospitality & leisure	586,878	4%	Hospitality & leisure	576,328	3%
Other	4,852,441	29%	Other	4,728,805	29%
Total C&I	$17,068,002	100%	Total C&I	$16,581,079	100%

(1)Revised segmentation to conform with the current presentation.

Commercial — Total Commercial Real Estate Loans. Total CRE loans totaled $20.4 billion and $20.5 billion, and accounted for 38% and 39% of total loans held-for-investment as of September 30, 2024 and December 31, 2023, respectively. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both September 30, 2024 and December 31, 2023. The following table summarizes the Company’s total CRE loans by property type as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$5,141,481	25%	$5,023,164	25%
Retail (1)	4,273,634	21%	4,297,569	21%
Industrial (1)	3,921,621	19%	3,997,764	20%
Hotel (1)	2,466,281	12%	2,446,504	12%
Office (1)	2,142,154	11%	2,271,508	11%
Healthcare (1)	738,395	4%	852,362	4%
Construction and land	693,775	3%	663,868	3%
Other (1)	1,026,124	5%	911,373	4%
Total CRE loans	$20,403,465	100%	$20,464,112	100%

(1)Included in CRE loans, which is a subset of Total CRE loans.

The weighted-average LTV ratio of the total CRE loan portfolio was 50% as of both September 30, 2024 and December 31, 2023. Weighted-average LTV is based on the most recent LTV, which considers the latest available appraisal and current loan commitment. Approximately 91% of total CRE loan commitments had an LTV ratio of 65% or lower as of both September 30, 2024 and December 31, 2023.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2024 and December 31, 2023. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	September 30, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,492,595	51%	$2,322,222	45%	$247,191	36%	$10,062,008	50%
Northern California	2,693,298	19%	1,098,320	22%	149,046	21%	3,940,664	19%
California	10,185,893	70%	3,420,542	67%	396,237	57%	14,002,672	69%
Texas	1,073,586	7%	468,695	9%	114,540	17%	1,656,821	8%
New York	737,766	5%	253,527	5%	37,133	5%	1,028,426	5%
Washington	494,096	3%	165,886	3%	10,397	1%	670,379	3%
Arizona	368,230	3%	220,613	4%	20,288	3%	609,131	3%
Nevada	269,368	2%	159,162	3%	18,246	3%	446,776	2%
Other markets	1,439,270	10%	453,056	9%	96,934	14%	1,989,260	10%
Total loans	$14,568,209	100%	$5,141,481	100%	$693,775	100%	$20,403,465	100%

	December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,604,053	51%	$2,295,592	46%	$294,879	44%	$10,194,524	50%
Northern California	2,737,635	19%	1,055,852	21%	147,031	22%	3,940,518	19%
California	10,341,688	70%	3,351,444	67%	441,910	66%	14,135,042	69%
Texas	1,122,428	8%	445,391	9%	41,768	6%	1,609,587	8%
New York	696,950	5%	287,961	6%	43,227	7%	1,028,138	5%
Washington	495,577	3%	173,367	3%	10,375	2%	679,319	3%
Arizona	355,047	2%	148,970	3%	38,897	6%	542,914	3%
Nevada	257,105	2%	142,133	3%	6,325	1%	405,563	2%
Other markets	1,508,286	10%	473,897	9%	81,366	12%	2,063,549	10%
Total loans	$14,777,081	100%	$5,023,163	100%	$663,868	100%	$20,464,112	100%

As of both September 30, 2024 and December 31, 2023, 69% of total CRE loans were concentrated in California. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties to the Company’s 2023 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. CRE loans totaled $14.6 billion or 27% of total loans held-for-investment as of September 30, 2024, compared with $14.8 billion or 28% of total loans held-for-investment as of December 31, 2023. Interest rates on CRE loans may be fixed, variable or hybrid. As of September 30, 2024, 57% of our CRE portfolio had variable rates, of which 52% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s exposure remained variable rate. In comparison, as of December 31, 2023, 58% of our CRE portfolio had variable rates, of which 50% had customer-level interest rate derivative contracts in place. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both September 30, 2024 and December 31, 2023. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. Multifamily residential loans totaled $5.1 billion and $5.0 billion as of September 30, 2024 and December 31, 2023, respectively, and accounted for 10% of total loans held-for-investment as of both dates. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of September 30, 2024, 50% of our multifamily residential portfolio had variable rates, of which 45% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2023, 48% of our multifamily residential portfolio had variable rates, of which 40% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s own exposure remained variable rate.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction and land loans totaled $694 million as of September 30, 2024, compared with $664 million as of December 31, 2023, and accounted for 1% of total loans held-for-investment as of both dates. Construction loan exposure was made up of $540 million in loans outstanding, plus $466 million in unfunded commitments as of September 30, 2024, compared with $526 million in loans outstanding, plus $672 million in unfunded commitments as of December 31, 2023. Land loans totaled $154 million as of September 30, 2024, compared with $138 million as of December 31, 2023.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential loan size was $437 thousand and $436 thousand as of September 30, 2024 and December 31, 2023, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of September 30, 2024 and December 31, 2023:

	September 30, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,313,574	38%	$826,527	47%	$6,140,101	39%
Northern California	1,772,854	13%	364,860	21%	2,137,714	14%
California	7,086,428	51%	1,191,387	68%	8,277,815	53%
New York	4,341,868	31%	258,739	15%	4,600,607	29%
Washington	705,764	5%	187,418	10%	893,182	6%
Massachusetts	446,166	3%	64,999	4%	511,165	3%
Georgia	459,017	3%	18,961	1%	477,978	3%
Nevada	441,341	3%	33,675	2%	475,016	3%
Texas	467,025	4%	—	—%	467,025	3%
Other markets	15,488	0%	5,537	0%	21,025	0%
Total	$13,963,097	100%	$1,760,716	100%	$15,723,813	100%
Lien priority:
First mortgage	$13,963,097	100%	$1,317,799	75%	$15,280,896	97%
Junior lien mortgage	—	—%	442,917	25%	442,917	3%
Total	$13,963,097	100%	$1,760,716	100%	$15,723,813	100%

	December 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,990,848	37%	$799,571	46%	$5,790,419	38%
Northern California	1,650,905	13%	370,989	22%	2,021,894	13%
California	6,641,753	50%	1,170,560	68%	7,812,313	51%
New York	4,376,416	33%	247,202	14%	4,623,618	31%
Washington	696,028	5%	184,843	11%	880,871	6%
Massachusetts	391,666	3%	67,016	4%	458,682	3%
Georgia	432,258	3%	17,123	1%	449,381	3%
Nevada	404,837	3%	33,959	2%	438,796	3%
Texas	423,972	3%	—	—%	423,972	3%
Other markets	16,130	0%	1,501	0%	17,631	0%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%
Lien priority:
First mortgage	$13,383,060	100%	$1,331,509	77%	$14,714,569	97%
Junior lien mortgage	—	—%	390,695	23%	390,695	3%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%

Consumer — Single-Family Residential Loans. Single-family residential loans totaled $14.0 billion as of September 30, 2024, compared with $13.4 billion as of December 31, 2023, and accounted for 26% of total loans held-for-investment as of both dates. The Company was in a first lien position for all of its single-family residential loans as of both September 30, 2024 and December 31, 2023. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% and 53% as of September 30, 2024 and December 31, 2023, respectively. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.3 billion and $5.2 billion as of September 30, 2024 and December 31, 2023, respectively, with a utilization rate of 33% as of both dates. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. HELOCs outstanding totaled $1.8 billion as of September 30, 2024, compared with $1.7 billion as of December 31, 2023, and accounted for 4% and 3% of total loans held-for-investment as of September 30, 2024 and December 31, 2023, respectively. The Company was in a first lien position for 75% and 77% of total outstanding HELOCs as of September 30, 2024 and December 31, 2023, respectively. First lien HELOC LTV ratios are obtained by dividing the first lien HELOC against the value of the property securing the HELOC. Junior lien HELOCs are evaluated using combined LTV, which measures the carrying value of the Bank’s loan and available line of credit combined with any outstanding senior liens against the value of the property securing the loan. The weighted-average LTV ratio was 47% and 48% as of September 30, 2024 and December 31, 2023, respectively. Many of these loans are reduced documentation loans, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both September 30, 2024 and December 31, 2023.

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

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties. As such, the Company’s international operation risk exposure is largely concentrated in China and Hong Kong. In addition, the Company’s financial assets held in the Hong Kong branch and the subsidiary bank in China may be affected by fluctuations in currency exchange rates or other factors. The following table presents the major financial assets held in the Company’s overseas offices as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$375,633	1%	$631,487	1%
AFS debt securities (1)	$781,355	1%	$546,495	1%
Loans held-for-investment (2)	$920,190	1%	$934,734	1%
Total assets	$2,091,286	3%	$2,115,857	3%
Subsidiary bank in China:
Cash and cash equivalents	$583,236	1%	$719,058	1%
Interest-bearing deposits with banks	$108,049	0%	$—	—%
AFS debt securities (3)	$130,461	0%	$120,167	0%
Loans held-for-investment (2)	$1,140,046	2%	$1,328,383	2%
Total assets	$1,956,471	3%	$2,156,548	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of September 30, 2024; comprised of foreign government bonds and U.S. Treasury securities as of December 31, 2023.
(2)Primarily comprised of C&I loans as of both September 30, 2024 and December 31, 2023.
(3)Comprised of foreign government bonds as of both September 30, 2024 and December 31, 2023.

The following table presents the total revenue generated by the Company’s overseas offices for the third quarters and first nine months of 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$17,692	3%	$13,906	2%	$51,205	3%	$41,479	2%
Subsidiary Bank in China:
Total revenue	$6,287	1%	$6,788	1%	$21,051	1%	$26,098	1%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of the Company’s common stock. During the first nine months of 2024, the Company repurchased 1,742,496 shares at an average price of $70.72 per share at $123 million. The Company did not repurchase any shares during the first nine months of 2023. The total remaining available capital authorized for repurchase as of September 30, 2024 was $49 million.

The Company’s stockholders’ equity was $7.7 billion as of September 30, 2024, an increase of $714 million or 10% from $7.0 billion as of December 31, 2023. The increase in the Company’s stockholders’ equity was primarily due to $872 million of net income and $183 million of other comprehensive income, partially offset by $233 million of cash dividends declared and $123 million of common stock repurchases. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

Book value per share was $55.30 as of September 30, 2024, an increase of 11% from $49.64 per share as of December 31, 2023, a result of the increase in the Company’s stockholders’ equity as described above. Tangible book value per share was $51.90 as of September 30, 2024, compared with $46.27 as of December 31, 2023. For additional details, see the reconciliation of non-GAAP measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

The Company paid a quarterly common stock cash dividend of $0.55 and $0.48 per share during the third quarters of 2024 and 2023, respectively. In October 2024, the Company’s Board of Directors declared a fourth quarter 2024 cash dividend of $0.55 per share. The dividend is payable on November 15, 2024, to stockholders of record as of November 4, 2024.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$14,690,864	24%	$15,539,872	28%	$(849,008)	(5)%
Interest-bearing checking	8,052,720	13%	7,558,908	14%	493,812	7%
Money market	14,021,042	23%	13,108,727	23%	912,315	7%
Savings	1,718,378	3%	1,841,467	3%	(123,089)	(7)%
Time deposits	23,217,111	37%	18,043,464	32%	5,173,647	29%
Total deposits	$61,700,115	100%	$56,092,438	100%	$5,607,677	10%
Other Funds:
BTFP borrowings	$—	—%	$4,500,000	97%	$(4,500,000)	(100)%
FHLB advances	3,500,000	99%	—	—%	3,500,000	100%
Long-term debt	31,923	1%	148,249	3%	(116,326)	(78)%
Total other funds	$3,531,923	100%	$4,648,249	100%	$(1,116,326)	(24)%
Total sources of funds	$65,232,038		$60,740,687		$4,491,351	7%

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified.

Total deposits were $61.7 billion as of September 30, 2024, an increase of $5.6 billion or 10% from $56.1 billion as of December 31, 2023, primarily due to growth in time, money market, and interest-bearing checking deposits. Time deposits comprised 37% and 32% of total deposits as of September 30, 2024 and December 31, 2023, respectively. Noninterest-bearing demand deposits comprised 24% and 28% of total deposits as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a breakdown of the Company’s deposits by segment and region as of September 30, 2024 and December 31, 2023:

			Change
($ in thousands)	September 30, 2024	December 31, 2023	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$32,104,904	$28,571,255	$3,533,649	12%
Commercial Banking - U.S. (1)	23,212,616	22,059,662	1,152,954	5%
Greater China (2)	3,307,793	3,172,222	135,571	4%
Treasury and Other - U.S. (3)	3,074,802	2,289,299	785,503	34%
Total deposits	$61,700,115	$56,092,438	$5,607,677	10%

(1)Excludes deposits presented under Greater China - overseas branches.
(2)Deposits of our Hong Kong branch and China subsidiary, primarily a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

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

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of September 30, 2024 and December 31, 2023, after certain adjustments:

($ in thousands)		September 30, 2024	December 31, 2023
Uninsured deposits, per regulatory reporting requirements		$31,318,958	$27,592,714
Less: Collateralized deposits		(4,999,876)	(4,631,047)
Affiliate deposits		(418,632)	(491,992)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$25,900,450	$22,469,675

Total domestic deposits per Call Report	(b)	$58,906,507	$53,486,990
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	44%	42%

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity in Item 2. MD&A — Liquidity Risk Management in this Form 10-Q.

Other Sources of Funding

The Company had $4.5 billion of BTFP borrowings outstanding as of December 31, 2023. These borrowings were repaid upon maturity during the first quarter of 2024.

The Company had $3.5 billion of FHLB advances as of September 30, 2024, compared with no FHLB advances as of December 31, 2023. FHLB advances as of September 30, 2024 had fixed and floating interest rates ranging from 3.87% to 5.07% with remaining maturities between six months and 2.2 years.

The Company’s long-term debt consists of junior subordinated debt, which qualifies as Tier 2 capital for regulatory capital purposes. During the first quarter of 2024, the Company redeemed approximately $117 million of junior subordinated debt. Refer to Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

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

The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets in accordance with ASU 2016-13. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of September 30, 2024 reflect a delay of 25% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2024		December 31, 2023
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 capital (1)	14.1%	13.3%	13.3%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (2)	14.1%	13.3%	13.3%	12.6%	6.0%	8.5%	8.0%
Total capital	15.4%	14.6%	14.8%	13.8%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.4%	9.8%	10.2%	9.6%	4.0%	4.0%	5.0%

(1)The Common Equity Tier 1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There is no requirement on Common Equity Tier 1 capital ratio or Tier 1 leverage ratio for a well-capitalized bank holding company.
(2)The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both September 30, 2024 and December 31, 2023, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets were $54.3 billion as of September 30, 2024, an increase of $628 million from $53.7 billion as of December 31, 2023. The increase in the risk-weighted assets was mainly due to loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) framework, which outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage the current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, market, operational, reputational, legal, compliance, capital, strategic, and technology risk.

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

Credit Risk Management

Credit risk is the risk that a borrower or a counterparty will fail to perform according to the terms and conditions of a loan, investment or derivative and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans, debt securities and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

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

The following table presents the Company’s criticized loans as of September 30, 2024 and December 31, 2023:

			Change
($ in thousands)	September 30, 2024	December 31, 2023	$	%
Criticized loans:
Special mention loans	$468,593	$404,241	$64,352	16%
Classified loans (1)	641,642	573,969	67,673	12%
Total criticized loans (2)	$1,110,235	$978,210	$132,025	13%

Special mention loans to loans held-for-investment	0.88%	0.77%
Classified loans to loans held-for-investment	1.20%	1.10%
Criticized loans to loans held-for-investment	2.08%	1.87%

(1)Consists of loans rated as substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans were $1.1 billion as of September 30, 2024, an increase of $132 million or 13%, compared with $978 million as of December 31, 2023. The increase was primarily driven by higher criticized CRE loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets were $195 million or 0.26% of total assets as of September 30, 2024, an increase of $81 million or 71%, compared with $114 million or 0.16% of total assets as of December 31, 2023.

The following table presents nonperforming assets information as of September 30, 2024 and December 31, 2023:

			Change
($ in thousands)	September 30, 2024	December 31, 2023	$	%
Commercial:
C&I	$75,272	$37,036	$38,236	103%
CRE:
CRE	3,273	23,249	(19,976)	(86)%
Multifamily residential	4,586	4,669	(83)	(2)%
Construction and land	11,316	—	11,316	100%
Total CRE	19,175	27,918	(8,743)	(31)%
Consumer:
Residential mortgage:
Single-family residential	35,735	24,377	11,358	47%
HELOCs	16,576	13,411	3,165	24%
Total residential mortgage	52,311	37,788	14,523	38%
Other consumer	102	132	(30)	(23)%
Total nonaccrual loans	146,860	102,874	43,986	43%
OREO, net	41,248	11,141	30,107	270%
Other nonperforming assets	7,358	—	7,358	100%
Total nonperforming assets	$195,466	$114,015	$81,451	71%
Nonperforming assets to total assets	0.26%	0.16%
Nonaccrual loans to loans held-for-investment	0.28%	0.20%
Allowance for loan losses to nonaccrual loans	474.25%	650.06%

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

Nonaccrual loans were $147 million as of September 30, 2024, an increase of $44 million or 43% from $103 million as of December 31, 2023, primarily due to an increase in C&I nonaccrual loans. As of September 30, 2024, $37 million or 25% of nonaccrual loans were less than 90 days delinquent. In comparison, $40 million or 39% of nonaccrual loans were less than 90 days delinquent as of December 31, 2023.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2024 and December 31, 2023:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	September 30, 2024	December 31, 2023	$	%	September 30, 2024	December 31, 2023
Commercial:
C&I	$14,471	$35,649	$(21,178)	(59)%	0.08%	0.21%
CRE:
CRE	2,576	3,517	(941)	(27)%	0.02%	0.02%
Multifamily residential	3,111	597	2,514	421%	0.06%	0.01%
Construction and land	—	13,251	(13,251)	(100)%	—%	2.00%
Total CRE	5,687	17,365	(11,678)	(67)%	0.03%	0.08%
Total commercial	20,158	53,014	(32,856)	(62)%	0.05%	0.14%
Consumer:
Residential mortgage:
Single-family residential	44,119	45,228	(1,109)	(2)%	0.32%	0.34%
HELOCs	26,763	21,492	5,271	25%	1.52%	1.25%
Total residential mortgage	70,882	66,720	4,162	6%	0.45%	0.44%
Other consumer	3,102	3,265	(163)	(5)%	5.36%	5.41%
Total consumer	73,984	69,985	3,999	6%	0.47%	0.46%
Total	$94,142	$122,999	$(28,857)	(23)%	0.18%	0.24%

(1)There were no accruing loans past due 90 days or more as of both September 30, 2024 and December 31, 2023.

Allowance for Credit Losses

The Company maintains its allowance for credit losses at a level it believes is sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2023 Form 10-K, and Note 7 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$378,315	32%	$392,685	32%
CRE:
CRE	221,244	27%	170,592	28%
Multifamily residential	31,782	10%	34,375	10%
Construction and land	12,208	1%	10,469	1%
Total CRE	265,234	38%	215,436	39%
Total commercial	643,549	70%	608,121	71%
Consumer:
Residential mortgage:
Single-family residential	48,231	26%	55,018	26%
HELOCs	3,210	4%	3,947	3%
Total residential mortgage	51,441	30%	58,965	29%
Other consumer	1,495	0%	1,657	0%
Total consumer	52,936	30%	60,622	29%
Total allowance for loan losses	$696,485	100%	$668,743	100%
Allowance for unfunded credit commitments	$39,062		$37,699
Total allowance for credit losses	$735,547		$706,442
Loans held-for-investment	$53,253,181		$52,210,782
Allowance for loan losses to loans held-for-investment	1.31%		1.28%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average loans held-for-investment	$52,414,179	$49,888,205	$52,086,143	$48,966,981
Net charge-offs	$29,363	$18,146	$75,075	$26,292
Annualized net charge-offs to average loans held-for-investment	0.22%	0.14%	0.19%	0.07%

The increases in the net charge-offs presented in the table above were primarily driven by higher losses in the C&I portfolio, partially offset by lower losses in the construction and land portfolio.

Liquidity Risk Management

Liquidity. Liquidity risk arises from the Company’s inability to meet its customer deposit withdrawals and obligations to other counterparties as they come due, or to obtain adequate funding at a reasonable cost to meet those obligations. Liquidity risk also considers the stability of deposits. The objective of liquidity management is to manage the potential mismatch of asset and liability cash flows. Maintaining an adequate level of liquidity depends on the institution’s ability to efficiently meet both expected and unexpected cash flow and collateral needs without adversely affecting daily operations or the financial condition of the institution. To achieve this objective, the Company analyzes its liquidity risk, maintains readily available liquid assets, and utilizes diverse funding sources including its stable core deposit base.

The ROC has primary oversight responsibility over liquidity risk management. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West on a stand-alone basis to ensure that East West can serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports on the Company’s liquidity position relative to policy limits and guidelines to the Board of Directors. The Company believes its liquidity management practices have been effective under normal operating and stressed market conditions.

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

Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $61.7 billion as of September 30, 2024, compared with $56.1 billion as of December 31, 2023. The Company’s loan-to-deposit ratio was 86% as of September 30, 2024, compared with 93% as of December 31, 2023.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank (“FRB”), and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Unencumbered loans and/or debt securities were pledged to the FHLB and the FRB discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. See Item 2 — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-Q for further details related to the Company’s funding sources. The Company believes its cash and cash equivalents, and available borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and collateralized borrowing capacity as of September 30, 2024 and December 31, 2023:

			Change
($ in thousands)	September 30, 2024	December 31, 2023	$	%
Cash and cash equivalents	$4,860,073	$4,614,984	$245,089	5%
Interest-bearing deposits with banks	116,101	10,498	105,603	NM
Collateralized borrowing capacity:
FHLB	8,853,526	12,373,002	(3,519,476)	(28)%
FRB	12,398,422	9,830,769	2,567,653	26%
Unpledged available securities	6,843,863	1,988,526	4,855,337	244%
Total	$33,071,985	$28,817,779	$4,254,206	15%

NM — Not meaningful.

The Company’s cash and cash equivalents and collateralized borrowing capacity totaled $33.1 billion as of September 30, 2024, compared with $28.8 billion as of December 31, 2023. The increase was primarily related to an increase in unpledged available securities and an increase in available borrowing capacity at the FRB due to the repayment of BTFP borrowings. This increase was partially offset by a decrease in available borrowing capacity at the FHLB, primarily due to the increase in FHLB advances during the first quarter of 2024.

Cash Requirements. In the ordinary course of business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, and other cash commitments. For additional information on these obligations, see Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2023 Form 10-K, and Note 8 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net and Note 10 — Short-Term Borrowings and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of September 30, 2024 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 11 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the nine months ended September 30, 2024 and 2023. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2023 Form 10-K. East West held $358 million and $446 million in cash and cash equivalents as of September 30, 2024 and December 31, 2023, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

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

As of September 30, 2024, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2023 Form 10-K.

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

We measure and monitor interest rate risk exposure through various risk management tools, which include a simulation model that performs interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The simulation model incorporates the market’s forward rate expectations and the Company’s earning assets and liabilities. The Company uses a dynamic balance sheet, incorporating expected forward growth and/or deposit product mix shift to perform the interest rate sensitivity analyses. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve and a gradual parallel shift in the yield curve (“linear rate ramp”). In addition, the Company also performs simulations using other alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. The Company uses the results of these simulations to formulate and gauge strategies to achieve a desired risk profile within its capital and liquidity guidelines.

In the third quarter of 2024, the Company transitioned its net interest income volatility simulations from a static to a dynamic balance sheet approach and adopted market forward rates instead of flat forward rates. This change better reflects the interest rate risk on the Company’s financial statements. Furthermore, the Company standardized its simulation scenarios by shifting from non-parallel to parallel shocks for both instantaneous and gradual net interest income simulations, as well as for economic value of equity (“EVE”) simulations. This alignment with industry-standard scenario definitions is intended to enhance interpretability and comparability.

The net interest income simulation model is based on the maturity and repricing characteristics of the Company’s interest rate sensitive assets, liabilities, and related derivative contracts. This model also incorporates various assumptions, which management believes to be reasonable but that may have a significant impact on the results. These key assumptions include the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit mix and deposit beta assumptions, which we derive from a regression analysis of the Company’s historical deposit data.

Simulation results are highly dependent on modeled behaviors and input assumptions. To the extent that actual behaviors are different from the assumptions used in the models, there could be material changes to the interest rate sensitivity results. The key behavioral models impacting interest rate sensitivity simulations include deposit repricing, deposit balance forecasts, and mortgage prepayments. These models and assumptions are documented, supported, and periodically back-tested to assess the reasonableness and effectiveness. The Company also regularly monitors the sensitivity of the other important modeling assumptions, such as loan and security prepayments and early withdrawal on fixed-rate customer liabilities. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the Technical ALCO, a subcommittee of ALCO. Scenario results do not reflect strategies that the management could employ to limit the impact of changing interest rate expectations. The simulation does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of interest rate environments.

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta is a key parameter of the deposit rate forecast. The deposit beta defines the sensitivity of deposit rates to changes in the Effective Fed Funds Rate. In September 2024, the Company assumed a weighted-average beta of 53.5% for total deposits, an increase of approximately 2.8% from December 31, 2023, which was due to updates of deposit beta assumptions and deposit product mix changes.

As loan and security prepayment assumptions are key components of the Company’s model, the Company incorporates third-party vendor models to forecast prepayment behavior on mortgage loans and securities, which have mortgage loans as underlying collateral. These third-party vendor models have access to more comprehensive industry-level data that can capture specific borrower and collateral characteristics over a variety of interest rate cycles. The Company will periodically assess and adjust the vendor models when appropriate to include its own available observations and expectations.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of September 30, 2024 and December 31, 2023, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	September 30, 2024	December 31, 2023
+200	6.4%	4.6%
+100	3.9%	2.7%
-100	(4.1)%	(3.3)%
-200	(7.5)%	(6.7)%

(1)The percentage change represents net interest income change over a 12-month period under market implied forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, net interest income volatility expressed in relation to base-case net interest income decreased for rising rate scenarios and increased for decreasing rate scenarios as of September 30, 2024. This change reflects deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.

The Company also models scenarios based on gradual shifts in interest rates and assesses the corresponding impacts. These interest rate scenarios provide additional information to estimate the Company’s underlying interest rate risk. The rate ramp table below shows the net interest income volatility under a gradual parallel shift of the market implied forward rates, in even monthly increments over the first 12 months, with the full shift passed through to the forward rates thereafter. The results are based on a dynamic balance sheet with expected loan and deposit growth as of the date of the analysis.

	Net Interest Income Volatility
Change in Interest Rates (in bps)	September 30, 2024	December 31, 2023
+200 Rate Ramp	4.9%	4.0%
+100 Rate Ramp	2.3%	2.0%
-100 Rate Ramp	(2.1)%	(1.7)%
-200 Rate Ramp	(4.2)%	(3.8)%

As of September 30, 2024, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term Secured Overnight Financing Rate (“SOFR”) indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of September 30, 2024, the Company designated interest rate contracts with a notional amount of $5.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.42% of the base net interest income for every 100 bps change in interest rate.

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

Economic Value of Equity at Risk

EVE is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the net present value of the bank’s assets and liabilities due to changes in interest rates.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of September 30, 2024 and December 31, 2023.

	EVE Volatility (1)
Change in Interest Rates (in bps)	September 30, 2024	December 31, 2023
+200	(10.2)%	(10.3)%
+100	(4.9)%	(5.4)%
-100	5.1%	3.0%
-200	10.6%	6.0%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of September 30, 2024, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed- rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

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

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component of the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearinghouses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit value adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2024, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risks as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
($ in thousands)	Interest Rate Contracts Hedging Loans (1)(2)(3)	Interest Rate Contracts Hedging Loans (1)(2)(3)
Cash flow hedges
Notional amount	$4,000,000	$4,000,000
Weighted-average:
Receive rate	4.95%	4.95%
Pay rate	7.11%	7.32%
Remaining term (in months)	26.8	35.8

($ in thousands)	Foreign Exchange Contracts	Foreign Exchange Contracts
Net investment hedges
Notional amount	$—	$81,480
Hedged percentage (4)	—%	44%
Remaining term (in months)	—	2.7

(1)Represents receive-fixed/pay-floating interest rate swaps and excludes interest rate collars. Floating rates paid are based on SOFR or Prime.
(2)Excludes interest rate collars in total notional amount of $250 million as of both September 30, 2024 and December 31, 2023.
(3)Excludes forward-starting swaps in total notional amount of $1.0 billion not effective as of both September 30, 2024 and December 31, 2023.
(4)Represents percentage between the notional of outstanding foreign exchange contracts and the net RMB exposure from East West Bank (China) Limited. The Company does not have any active net investment hedges as of September 30, 2024.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-Q are adjusted diluted EPS, return on average TCE, tangible book value per share and FTE efficiency ratio. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share data)		2024	2023	2024	2023
Net income	(a)	$299,166	$287,738	$872,471	$922,208
Add: FDIC charge (1)		—	—	12,185	—
Write-off of AFS debt security (2)		—	—	—	10,000
Repurchase agreements’ extinguishment cost (3)		—	—	—	3,872
Less: DC Solar recovery (4)		(11,201)	—	(14,347)	(5,571)
Tax effect of adjustment (5)		3,311	—	639	(2,431)
Adjusted net income (non-GAAP)	(b)	$291,276	$287,738	$870,948	$928,078

Diluted weighted-average number of shares outstanding	(c)	139,648	142,122	139,939	142,044
Diluted EPS	(a)/(c)	$2.14	$2.02	$6.23	$6.49
Add: FDIC charge (1)		—	—	0.09	—
Write-off of AFS debt security (2)		—	—	—	0.07
Repurchase agreements’ extinguishment cost (3)		—	—	—	0.03
Less: DC Solar recovery (4)		(0.08)	—	(0.10)	(0.04)
Tax effect of adjustments (5)		0.03	—	—	(0.02)
Adjusted diluted EPS (non-GAAP)	(b)/(c)	$2.09	$2.02	$6.22	$6.53

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2024	2023	2024	2023
Net income	(a)	$299,166	$287,738	$872,471	$922,208
Add: Amortization of core deposit intangibles		—	441	—	1,322
Amortization of mortgage servicing assets		348	328	988	1,026
Tax effect of amortization adjustments (5)		(103)	(225)	(292)	(688)
Tangible net income (non-GAAP)	(b)	$299,411	$288,282	$873,167	$923,868

Average stockholders’ equity	(c)	$7,443,333	$6,604,798	$7,175,445	$6,411,250
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average other intangible assets (6)		(5,790)	(6,148)	(6,123)	(6,916)
Average tangible book value (non-GAAP)	(d)	$6,971,846	$6,132,953	$6,703,625	$5,938,637

ROE (7)	(a)/(c)	15.99%	17.28%	16.24%	19.23%
Return on average TCE (7) (non-GAAP)	(b)/(d)	17.08%	18.65%	17.40%	20.80%

Refer to footnotes on the following page.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2024	2023	2024	2023
Net interest income before provision for credit losses	(a)	$572,722	$570,813	$1,691,090	$1,737,420
FTE adjustment	(b)	411	433	3,491	1,288
FTE net interest income before provision for credit losses	(c)=(a)+(b)	573,133	571,246	1,694,581	1,738,708
Total noninterest income	(d)	84,761	76,752	248,422	215,361
Total revenue	(e)=(a)+(d)	$657,483	$647,565	$1,939,512	$1,952,781
FTE total revenue (8) (non-GAAP)	(f)=(c)+(d)	657,894	647,998	1,943,003	1,954,069

Total noninterest expense	(g)	$226,166	$252,014	$709,475	$732,250

Efficiency ratio	(g)/(e)	34.40%	38.92%	36.58%	37.50%
FTE efficiency ratio (non-GAAP)	(g)/(f)	34.38%	38.89%	36.51%	37.47%

($ and shares in thousands, except per share data)		September 30, 2024	December 31, 2023
Stockholders’ equity	(a)	$7,664,539	$6,950,834
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (6)		(5,563)	(6,602)
Tangible book value (non-GAAP)	(b)	$7,193,279	$6,478,535

Number of common shares at period-end	(c)	138,609	140,027
Book value per share	(a)/(c)	$55.30	$49.64
Tangible book value per share (non-GAAP)	(b)/(c)	$51.90	$46.27

(1)Represents the pre-tax FDIC charge recorded in Deposit insurance premiums and regulatory assessments on the Consolidated Statement of Income in the first half of 2024.
(2)Represents the pre-tax impairment related to an AFS debt security that was written-off in the first quarter of 2023.
(3)Represents the debt extinguishment cost on early prepayment of $300 million of repurchase agreements in the first quarter of 2023.
(4)Represents the pre-tax DC Solar recovery recorded in Amortization of tax credit and CRA investments on the Consolidated Statement of Income in the second and third quarters of 2024, as well as the first and second quarters of 2023.
(5)Applied statutory tax rate of 29.56% for the third quarter and first nine months of 2024 and 29.29% for the third quarter and first nine months of 2023.
(6)Includes core deposit intangibles and mortgage servicing assets. There were no core deposit intangibles in the 2024 periods presented.
(7)Annualized.
(8)FTE total revenue is reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and debt securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 6 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the three months ended September 30, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GNMA	Government National Mortgage Association
ALCO	Asset/Liability Committee	HELOC	Home equity lines of credit
AOCI	Accumulated other comprehensive (loss) income	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IAR	Independent Asset Review
ASU	Accounting Standards Update	IDI	Insured deposit institution
BTFP	Bank Term Funding Program	LCH	London Clearing House
C&I	Commercial and industrial	LGD	Loss given default
CARB	California Air Resources Board	LTV	Loan-to-value
CCDAA	Climate Corporate Data Accountability Act	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit Losses	MMBTU	Million British thermal unit
CLO	Collateralized loan obligation	NAV	Net asset value
CME	Chicago Mercantile Exchange	NRSRO	Nationally recognized statistical rating organizations
CRA	Community Reinvestment Act	OREO	Other real estate owned
CRE	Commercial real estate	PAM	Proportionate amortization method
CRFRA	Climate-Related Financial Risk Act	PD	Probability of default
DIF	Deposit Insurance Fund	RMB	Chinese Renminbi
DOJ	The U.S. Department of Justice	ROA	Return on average assets
EPS	Earnings per share	ROC	Risk Oversight Committee
ERM	Enterprise risk management	ROE	Return on average common equity
EVE	Economic value of equity	RPA	Credit risk participation agreement
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTE	Fully taxable equivalent	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	TCE	Tangible Common Equity
GAAP	Generally accepted accounting principles	U.S.	United States
GDP	Gross Domestic Product	USD	U.S. dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 8, 2024

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer