Form 10-K
period 2024-12-31
EAST WEST BANCORP INC
filed 2025-02-28
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024 was $10,044,106,703 (based on the closing price of the registrant’s common stock on such date of $73.23 per share). As of January 31, 2025, 138,439,815 shares of the registrant’s common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EAST WEST BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

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
•the soundness of other financial institutions and the impacts related to or resulting from bank failures and other industry volatility, including potential increased regulatory requirements, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and assessments, and deposit withdrawals;
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
•changes in interest rates, competition, regulatory requirements and product mix;
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
•the impact on the Company’s liquidity due to changes in the Company’s ability to receive dividends from its subsidiaries; and
•any strategic acquisitions or divestitures, the introduction of new or expanded products and services or other events that may directly or indirectly result in a negative impact on the financial performance of the Company and its customers.

For a more detailed discussion of some of the factors that might cause such differences, see Item 1A. Risk Factors presented in this Form 10-K. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

ITEM 1.  BUSINESS

Organization

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (“East West Bank” or the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As of December 31, 2024, the Company had $76.0 billion in total assets, $53.0 billion in total net loans, $63.2 billion in total deposits, and $7.7 billion in total stockholders’ equity.

The Company operates in over 110 locations in the U.S. and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California. Its U.S. branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois and Nevada. In Asia, the Bank has full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen; representative offices in Beijing, Chongqing, Guangzhou, Xiamen and Singapore; and administrative support offices in Beijing and Shanghai.

East West Bank has a commercial banking license in China through its subsidiary, East West Bank (China) Limited, which makes it unique among U.S.-based regional banks. This license allows the Bank to open branches, make loans and collect deposits in China. The Bank continues to develop its international banking presence in Asia with its network of overseas branches and representative offices. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and develop new business relationships. Through its branches and offices, the Bank focuses on growing its cross-border client base between the U.S. and Asia, helping U.S.-based businesses expand in Asia, and assisting companies based in Asia pursue business opportunities in the U.S.

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

Banking Services

As of December 31, 2024, East West Bank was the largest independent commercial bank headquartered in Southern California based on total assets. The Bank is also the largest independent bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Asia, and has a strong focus on the Asian American community. Through its network of over 110 banking locations in the U.S. and Asia, the Bank provides a wide range of personal and commercial banking services to individuals and businesses. The Bank provides services to its customers in English and in over 10 other languages. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management and wealth management services. The Bank’s lending activities include commercial and residential real estate lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing and loan syndication. The Bank also provides financing services to clients to facilitate their business transactions between the U.S. and Asia. Additionally, to support the business needs of its customers, the Bank offers hedging advisory and various derivative contracts such as interest rate, energy commodity and foreign exchange contracts.

The integration of digital with brick-and-mortar channels has been an area of investment for the Bank, for both commercial and consumer banking. Our strategic priorities include the use of technology to innovate and expand commercial payments, treasury management products and services, and consumer banking. We have developed mobile and online banking platforms, which are continually enhanced to enrich our customer’s user experience, and which offer a full suite of banking services tailored to our customers’ unique needs. In our view, the omnichannel banking service approach increases efficiency and deepens customer relationships.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Treasury and Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. The Commercial Banking segment primarily generates domestic commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company and eliminations of inter-segment amounts, are aggregated and included in the Treasury and Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Results of Operations — Operating Segment Results and Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions, numerous other financial services providers and other new technology-driven products and services. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, fees, interest rates on loans and deposits and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share in the Asian American community. The Company maintains a differentiated presence within selected markets by providing cross-border commercial banking expertise to customers operating in the U.S. and Asia.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to our customers, we believe the strength of our workforce is one of the most significant contributors to our success. Our key human capital objectives are to attract, develop, and retain quality talent that embody our values and enable us to attract customers and serve them effectively. To achieve these objectives, our human resource programs have been designed to incorporate our core values of absolute integrity, customer orientation, creativity, respect and fairness, teamwork, expertise and professionalism, and selflessness. Embracing these core values position our employees to better serve our customers and pave the way for their future career advancement. We are committed to strengthening our recruiting process and growing internal talent to prepare for our next phase of growth. We also seek to recognize our employees for their contributions and service to the Bank.

As of December 31, 2024, we had approximately 3,100 full-time equivalent employees. The majority of our workforce consisted of full-time employees who were located in our core markets in California, Texas, and New York. The Company’s full-time equivalent employees also included 230 employees located in China, Hong Kong, and Singapore. None of our employees are subject to a collective bargaining agreement.

Talent Acquisition, Development, Promotion and Engagement

An experienced, dedicated and well-qualified workforce is essential in delivering high quality and reliable banking services to our customers and in managing the Company. We endeavor to attract, develop, and retain motivated individuals as part of our ongoing commitment in building a stronger workforce to serve our customers and communities. In 2024, we were able to continue our quality hiring efforts with nearly 500 external new hires.

The focus on leadership development and promoting from within is a critical part of our succession planning for key roles throughout the organization and fostering organizational stability. We recognize the importance of employee development and career growth in supporting employee retention, which is one of the Company's strategic objectives. In 2024, 16% of our employees have advanced their careers within the Bank through over 510 internal promotions or new opportunities, which highlights our commitment to rewarding results-driven performance. We also provide a variety of resources to help employees grow in their current roles and acquire new skills for future advancement through continuing education and tuition reimbursement.

We celebrate our employees’ dedicated years of service to the Bank through our Milestone Anniversary Program, which offers rewards and recognition through gifts and events upon attaining certain service milestones. As of December 31, 2024, 335 of our employees have celebrated 20 years or more of service. Our dedication to results-driven performance earned us the recognition of the top-ranked performing bank in the $50 billion and above asset category in Bank Director’s 2024 Ranking Banking study, and among the top 10 in Forbes’ 2024 America’s Best Bank list. We have also been included in Newsweek’s 100 Most Loved Workplaces since 2022.

The Company’s compensation and employee benefits expense of $551 million and $509 million, comprised 57% and 50% of total noninterest expense in 2024 and 2023, respectively. Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual cash and/or stock incentive bonus. As part of our commitment to fair and equitable compensation programs, we regularly assess the current business environment and labor markets to review our compensation and benefits program for pay equity. The Bank also matches 75% of the U.S. employees’ contributions up to the first 6% of their eligible compensation and maintains a deferred compensation plan.

To foster a strong sense of ownership and to align the interests of our employees with our stockholders, restricted stock units (“RSUs”) are awarded to eligible employees under our stock incentive programs. We also award stock grants under our “Spirit of Ownership” program to all our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the Company’s success. In 2024, the Company granted over 650 thousand RSUs as part of its stock compensation programs.

Health and Well-being

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. We offer a hybrid schedule to promote flexibility and enhance productivity. Comprehensive health insurance coverage (medical, dental and vision) is offered to employees working at least 30 hours each week. We further demonstrate our commitment to employee well-being by absorbing the increases in our employees’ health benefits. We offer life insurance, disability insurance, parental leave, wellness and benefits programs designed to assist employees in maintaining a healthy work-life balance, paid time off such as vacation hours, and 10 days of annual sick time, which is more than the required allotment from any of the states in which we do business. We also offer an Employee Assistance Program, which aids benefits-eligible employees and their household members with personal and professional issues. We apply a consistent approach towards employee policies, opportunities, benefits, and protections to all employees regardless of their locations, except if there are contradictions between individual state laws.

Commitment to Community

We are committed to making positive and lasting impacts in our communities through our business activities and our volunteer and charitable efforts. We engage in meaningful and effective programs that help increase homeownership, preserve affordable housing, promote wealth building, enable greater access to banking services and help alleviate homelessness.

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 28, 2025. There is no family relationship between any of the Company’s executive officers or directors. The Board of Directors of the Company appointed each of the executive officers.

Name	Age	Positions and Offices, and Business Experience
Dominic Ng	66	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	68
Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020; 2018 - 2020: Executive Vice President, General Counsel and Corporate Secretary; 2010 - 2018: Executive Vice President, Chief Risk Officer and General Counsel.

Christopher J. Del Moral-Niles	54
Executive Vice President and Chief Financial Officer of the Company and the Bank since October 2023; 2012 - 2022 Executive Vice President and Chief Financial Officer of Associated Banc-Corp and Associated Bank, N.A.

Lisa L. Kim	60	Executive Vice President, General Counsel and Corporate Secretary of the Company and the Bank since 2020; 2014 - 2020: Executive Vice President, General Counsel and Secretary of Cathay General Bancorp and Cathay Bank.
Deborah Leerhsen	45
Executive Vice President and Head of Global Banking of the Company and the Bank since December 2024; 2023 - 2024: Executive General Manager, Institutional Banking & Markets at Commonwealth Bank of Australia; 2021 - 2023: Deputy Head of Asia & Oceania Corporate Banking, Hong Kong and Singapore at Mizuho Bank Ltd; 2019 - 2021: Head of Global Banking, Hong Kong at HSBC Holdings plc.

Irene H. Oh	47	Executive Vice President and Chief Risk Officer of the Company and the Bank since October 2023; 2010 - 2023: Executive Vice President and Chief Financial Officer of the Company and the Bank.
Parker Shi	55	Executive Vice President and Chief Operating Officer of the Company and the Bank since December 2021; June 2021 - November 2021: Executive Vice President & Chief Strategy, Growth and Technology Officer; March 2021 - June 2021: Consultant of the Bank; 2020: Senior Advisor at PharmScript; 2018 - 2019: Senior Managing Director at Accenture; 2013 - 2018: Senior Partner at McKinsey & Company.
Gary Teo	52	Executive Vice President and Chief Human Resources Officer of the Company and the Bank since February 2022; 2015 - 2022: Senior Vice President and Head of Human Resources.

Supervision and Regulation

Overview

East West and the Bank are subject to regulations under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers, and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the California Department of Financial Protection and Innovation (“DFPI”), and, with respect to consumer laws, the Consumer Financial Protection Bureau (“CFPB’). As the insurer of the Bank’s deposits, the FDIC has back-up examination and other regulatory authority of the Bank as well. In addition, the Bank and its wholly-owned subsidiary, East West Bank (China) Limited, are regulated by foreign regulatory agencies in international jurisdictions where we have a presence, including China, Hong Kong and Singapore. East West also has a wholly-owned nonbank subsidiary, East West Markets, LLC ("East West Markets"), which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). East West Markets is subject to regulatory requirements from several regulatory bodies, including the SEC, FINRA, and state securities regulators.

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

East West

As a bank holding company and pursuant to its election of financial holding company status, East West is subject to regulation, supervision, and examination by the Federal Reserve under the BHC Act. The BHC Act provides a federal framework for the regulation and supervision of bank holding companies and their nonbank subsidiaries. The BHC Act and other federal statutes grant the Federal Reserve authority to, among other things:

•require periodic reports and such additional information as the Federal Reserve may require;
•require bank holding companies to maintain certain levels of capital and restrict dividends and other distributions from bank holding companies and their subsidiaries (see the sections captioned “Regulatory Capital Requirements” and “Dividends and Other Transfers of Funds” included elsewhere under this item);
•require bank holding companies to serve as a source of financial and managerial strength to subsidiary banks and commit resources, as necessary, to support each subsidiary bank, including at times when bank holding companies may not be inclined to do so;
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
•regulate provisions of certain bank holding company debt, including a bank holding company obtaining prior approval to purchase or redeem its securities in certain situations;
•approve in advance certain senior executive officer or director changes and prohibit certain golden parachute payments to officers and employees, including change in control agreements and new employment agreements, that are contingent upon termination; and
•approve in advance the acquisitions of and mergers with bank holding companies, banks and other financial companies, and consider competitive, managerial resources, financial stability and other factors in granting these approvals. DFPI approval may also be required for certain acquisitions and mergers involving a California state-chartered bank such as the Bank.

East West has elected to be a financial holding company under the Gramm-Leach-Bliley Act of 1999 (“GLBA”). Financial holding companies are generally allowed to engage in, or acquire and retain ownership in a company engaged in any activity that the Federal Reserve has determined to be financial in nature or incidental or complementary to activities that are financial in nature, without prior Federal Reserve approval. Activities that are considered financial in nature include securities underwriting and dealing, insurance agency and underwriting, merchant banking activities and activities that the Federal Reserve, in consultation with the U.S. Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. To maintain financial holding company status and continue to be able to engage in new activities or investments that are financial in nature, a financial holding company and all its depository institution subsidiaries must be “well capitalized” and “well managed,” and the financial holding company’s depository institution subsidiaries must have Community Reinvestment Act (“CRA”) ratings of at least “Satisfactory.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the sections captioned “Regulatory Capital Requirements” and “Prompt Corrective Action,” included elsewhere under this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and a management rating of at least “Satisfactory” in its most recent examination. See the section captioned “Community Reinvestment Act” included elsewhere under this item.

The Bank and its Subsidiaries

East West Bank is a California state-chartered bank and a member of the Federal Reserve System, and its deposits are insured by the FDIC. The Bank’s operations in the U.S. are primarily regulated and supervised by the Federal Reserve and the DFPI, and its activities outside the U.S. are regulated and supervised by its U.S. regulators and the applicable regulatory authority in the host country in which each overseas office is located. Specific federal and state laws and regulations that are applicable to banks govern, among other things, their regulatory capital levels, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. Bank regulatory agencies also have extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies.

Regulation of Foreign Subsidiaries and Branches

The Bank’s foreign subsidiary, East West Bank (China) Limited, is subject to applicable foreign laws and regulations, such as those implemented by the People’s Bank of China and the National Financial Regulatory Administration. East West Bank’s Hong Kong branch is subject to applicable foreign laws and regulations, such as those implemented by the Hong Kong Monetary Authority and the Hong Kong Securities and Futures Commission. The Bank’s Singapore representative office is subject to applicable foreign laws and regulations, such as those implemented by the Monetary Authority of Singapore.

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

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total risk-based capital (i.e., Tier 1 plus Tier 2 capital) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not exceed the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. As of December 31, 2024, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

The Bank is also subject to additional capital requirements under the Prompt Corrective Action (“PCA”) regulations that implement Section 38 of the Federal Deposit Insurance Act (“FDIA”), as discussed below under the Prompt Corrective Action section.

Regulatory Capital-Related Developments

From time to time, the regulatory agencies propose changes and amendments to, and issue interpretations of, risk-based capital requirements and related reporting instructions. Such proposals and interpretations could, if implemented, affect our regulatory capital requirements and reported capital ratios.

On July 27, 2023, the federal banking agencies jointly released a proposed rule, known as the “Basel III Endgame,” to implement the international capital standards issued by the Basel Committee on Banking Supervision. The Basel III Endgame proposal would revise the capital framework applicable to large banking organizations with $100 billion or more in total consolidated assets or with significant trading activity and, if finalized, would likely result in meaningfully increased capital requirements for those organizations. On September 10, 2024, the Vice Chair for Supervision of the Board of Governors of the Federal Reserve System announced that he will recommend re-proposing the Basel III Endgame rules. Under the expected re-proposal of the rules, banks with assets between $100 billion and $250 billion would no longer be subject to the Basel III Endgame changes, other than the requirement to recognize unrealized gains and losses of their securities in regulatory capital. The Company had total consolidated assets of less than $100 billion as of December 31, 2024, and therefore would not be subject to the Basel III Endgame requirements as proposed or as expected to be re-proposed. However, any Basel III Endgame requirements that are adopted and applied to banking organizations with $100 billion or more in total consolidated assets could reduce the benefits of growth beyond that size for a banking organization that has less than $100 billion in total consolidated assets, such as the Company.

Prompt Corrective Action

The FDIA, as amended, requires federal banking agencies to take PCA with respect to insured depository institutions (“IDIs”) that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulations. The capital tiers in the PCA framework do not apply directly to bank holding companies (such as the Company); however, the Federal Reserve is authorized to take action at the bank holding company level based on the undercapitalized status of the bank holding company’s subsidiary banking institution. Under the federal banking agencies’ regulations implementing the PCA provisions of the FDIA, an IDI (such as the Bank) generally is classified in the following categories based on the capital measures indicated:

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

Stress Testing

Under the enhanced prudential standards adopted by the Federal Reserve, bank holding companies with $100 billion or more in total assets are subject to supervisory capital stress tests and internal liquidity stress testing requirements. Although the Company and the Bank are not required to conduct capital or liquidity stress tests, we conduct annual capital and quarterly liquidity stress tests as part of our risk management processes.

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

On October 22, 2024, the CFPB released a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. In issuing this rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system that will allow consumers to switch banks or other providers more easily. The final rule also requires, among other things, covered data providers, such as the Bank, to establish a developer interface that satisfies certain performance and data security specifications through which the data provider can receive requests for, and provide, specific types of data covered by the rule in an electronic, usable form to authorized third parties directly or through data aggregators. Under the final rule, the Bank will be prohibited from charging fees for maintaining the developer interface or providing access to such data. The Bank may also act as an authorized third party to request and access covered data from other financial institutions that are covered data providers. The final rule places data security, authorization, and other obligations on those authorized third parties, including limitations on secondary uses of the data received. Industry organizations have challenged the final rule in court and the litigation is ongoing. If the challenge is not successful, as a data provider, the Bank must comply with the rule beginning April 1, 2027. We are monitoring the status of the litigation and evaluating the impact of this rule.

The final outcome of any proposed and final rules issued by the CFPB is uncertain as they may conflict with the rulemaking agenda and vision for the bureau under the Trump administration.

Federal Home Loan Bank and the Federal Reserve’s Reserve Requirements

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. As an FHLB member, the Bank is required to own a certain amount of capital stock in the FHLB. The Bank may also access both short- and long-term secured credit from the FHLB.

The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash or an interest-bearing account at the Federal Reserve Bank (“FRB”), or a pass-through account as defined by the Federal Reserve. Effective March 26, 2020, the Federal Reserve reduced reserve requirement ratios to zero percent, eliminating the reserve requirement for all depository institutions. The Bank is a member bank and stockholder of the FRB of San Francisco.

Dividends and Other Transfers of Funds

The principal source of liquidity of East West is dividends received from the Bank. Federal and California law limit the Bank’s ability to pay dividends to East West. Regulatory approval is required under federal law if the total of all dividends declared by the Bank in any calendar year would exceed the sum of the Bank’s net income for that year and its retained earnings for the preceding two years. Federal law also prohibits the Bank from paying dividends that would be greater than its undivided profits unless the Bank has received prior approval from the Federal Reserve. California law imposes its own limitations on capital distributions by California-chartered banks that could require the Bank to obtain the approval of the DFPI prior to making a distribution to East West. Furthermore, under the federal PCA regime, the Federal Reserve or FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “significantly undercapitalized” or, in some circumstances, “undercapitalized.” It is the Federal Reserve’s policy that a bank holding company should generally pay dividends on common stock only if the company’s net income available to common stockholders over the past four quarters, net of distributions, would be sufficient to fully fund the dividends, and if the prospective rate of earnings retention appears consistent with the company’s capital needs, asset quality and overall financial condition. It is also the Federal Reserve’s policy that a bank holding company should not maintain dividend levels that undermine the company’s ability to be a financial source of strength to its banking subsidiaries. The Federal Reserve requires bank holding companies to continuously review their dividend policy in light of their organizations’ financial condition and in compliance with regulatory capital requirements, and discourages payment ratios that are at maximum allowable levels, unless both asset quality and capital are strong.

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

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the CRA. The final rule provides that banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services are subject to periodic evaluation. Under the final rule, depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the bank has deposit taking facilities. Industry organizations have challenged the final rule in court, and on March 29, 2024, the United States District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenges remains uncertain.

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

In October 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points (“bps”) to increase the likelihood that the DIF reserve ratio reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The increase in rates took effect in the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2 percent.

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the DIF arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. Under the final rule, the assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter ended December 31, 2022, minus the first $5 billion in estimated uninsured deposits. The FDIC will collect the special assessment over eight initial quarterly assessment periods starting with the first quarter of 2024, at a quarterly rate of 3.36 bps. The Company recognized the entire initial FDIC special assessment charge (the “FDIC charge”) of approximately $70 million in the fourth quarter of 2023. However, depending on future adjustments to the DIF’s estimated loss, the FDIC retained the ability to cease collection early, extend the special assessment collection period, or impose a one-time final shortfall assessment. During 2024, the FDIC updated its estimate of the DIF’s losses and projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection periods, at an estimated quarterly rate of 1.69 bps. Accordingly, the Company recognized an additional FDIC charge of $9 million in 2024.

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

Office of Foreign Assets Control Regulation

The U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. financial institutions do not engage in transactions with certain prohibited parties, as defined by various executive orders and Acts of Congress. Federal banking regulators also examine banks for compliance with regulations administered by the OFAC for economic sanctions against designated foreign countries, designated nationals, and others. OFAC publishes lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. Generally, if a bank identifies a transaction or account relating to a person or entity on an OFAC list, it must freeze the account, block or reject the transaction, file a suspicious activity report and/or notify the appropriate authorities. Failure to comply with these sanctions could have serious legal, compliance, operational, financial, and reputational consequences, and result in civil monetary penalties on the Company and the Bank.

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

The Federal Reserve and state regulators, as well as the SEC, CFPB and other self-regulatory organizations, regularly issue guidance on cybersecurity practices and procedures that is intended to enhance cybersecurity risk management among financial institutions and their holding companies and affiliates. For example, the interagency council of the federal banking agencies, the Federal Financial Institutions Examination Council (“FFIEC”), has issued several policy statements and other guidance for banks in light of the growing risk posed by cybersecurity threats. The FFIEC has continued to focus on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. The federal banking agencies require banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Effective December 2023, the SEC also has imposed Form 8-K disclosure obligations for a material cybersecurity incident, among other cybersecurity related disclosure obligations.

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

The Personal Information Protection Law (“PIPL”), the Cybersecurity Law and the Data Security Law form a regulatory framework for privacy and data protection in China. The PIPL establishes guiding principles on the protection of a Chinese citizen’s personal information and applies to entities operating in China. In limited circumstances, the PIPL also applied to certain processing activities of Chinese citizen’s personal information outside China. The Cybersecurity Law focuses on cybersecurity concerns and requires network operators to implement measures to safeguard the security of networks and systems in China. The Data Security Law complements the PIPL and Cybersecurity Law by addressing broader data security issues, emphasizing the protection of critical data infrastructure and promoting a risk-based approach to data security to address China’s national security concerns.

On September 30, 2024, China released the Network Data Security Management Regulation, which becomes effective on January 1, 2025. The Network Data Security Management Regulation was formulated under the framework pillars of the PIPL and the Cybersecurity Law and provides practical implementation requirements and guidance on various aspects of data compliance, covering both personal information and certain non-personal information categories. New supporting guidelines and standards are expected as China's cybersecurity, data security, and personal information protection framework continues to evolve. All these changes have potential impact on the business and operations of our Bank and its subsidiary, East West Bank (China) Limited.

Climate-Related Risk Management

In recent years, the federal banking agencies increased their focus on climate-related risks affecting the operations of banks, the communities they serve and the broader financial system. The agencies enhanced their supervisory expectations regarding banks’ climate risk management practices, including by adopting guidance that encourages large banking organizations to, among other things: evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

States such as California are taking similar actions on climate-related financial risks. In October 2023, California Governor Gavin Newsom signed into law Senate Bill 253, the Climate Corporate Data Accountability Act (“CCDAA”) and Senate Bill 261, the Climate-Related Financial Risk Act (“CRFRA”). The CCDAA is applicable to U.S.-organized entities that do business in California with annual revenue in excess of $1 billion. Subject to the adoption of implementing regulations by the California Air Resources Board (“CARB”), these entities will need to file annual reports publicly disclosing their direct greenhouse gas (“GHG”) emissions from operations (“Scope 1 emissions”), indirect GHG emissions from energy use (“Scope 2 emissions”) and indirect upstream and downstream supply-chain GHG emissions (“Scope 3 emissions”). The reporting requirements related to Scope 1 and 2 emissions will begin in 2026, while the reporting requirements of Scope 3 emissions will begin in 2027. The CRFRA requires U.S.-organized entities that do business in California, with annual revenues over $500 million to prepare biennial reports disclosing climate-related financial risk and the measures they have adopted to reduce and adapt to that risk. The initial round of the climate risk disclosure reports will be due by January 1, 2026. On September 27, 2024, California Governor Gavin Newsom signed Senate Bill 219 (“SB 219”) into law, which extended the date for the CARB to adopt the regulation for the CCDAA to July 1, 2025. SB 219 also clarified that reports under the CCDAA would be permitted to be consolidated at the parent company level and that subsidiaries subject to the law would not be required to file separate reports in addition to a parent-level report.

The reporting requirements for Scope 1 and Scope 2 emissions under the CCDAA remain in 2026; reporting entities will be required to report Scope 3 emissions at a date in 2027 to be specified by the CARB. The first deadline for required reports under CRFRA remains on or before January 1, 2026. The Company is a reporting entity under both laws and may incur compliance, maintenance, and remediation costs to conform to such requirements.

Resolution Planning

On June 20, 2024, the FDIC released a final rule that requires covered IDIs to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. Going forward, the Bank will be required to submit informational filings every three years and interim supplements annually. Under the final rule, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company has established a management-level working group to meet the requirements under the final rule for timely submission on or before October 1, 2025.

Potential Regulatory Reforms

On August 29, 2023, the federal banking agencies jointly released a proposed rule that would require bank holding companies and non-consolidated banks with total assets of $100 billion or more to issue and maintain minimum amounts of long-term debt. The Company has total consolidated assets of less than $100 billion and would not be subject to the long-term debt requirements if they are finalized as proposed. However, by imposing additional costs on bank holding companies with $100 billion or more in total consolidated assets, this rule proposal could reduce the benefits of growth beyond that size for a bank holding company that has less than $100 billion in total consolidated assets, such as the Company.

On July 30, 2024, the FDIC issued a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. The proposal would require many IDIs to classify a greater amount of their deposits obtained with the involvement of third parties as brokered deposits. An increase in brokered deposits on the Company’s balance sheet could, among other consequences, increase the Company’s deposit insurance assessment costs.

On September 17, 2024, the U.S. Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent market concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes in the DOJ’s bank merger antitrust policy for particular transactions remains unclear, these changes may make it more difficult and/or costly for banks to obtain regulatory approval for an acquisition or otherwise result in more onerous conditions to obtain approval for an acquisition.

On January 20, 2025, President Trump released an executive memo, “Regulatory Freeze Pending Review,” halting all rulemaking processes at executive agencies. The memo, which does not apply to independent agencies including several federal financial regulators, directs all executive agencies not to propose or issue any rule without the approval of an appointed agency head or the President. The memo also directs executive agencies to withdraw any rules that have been submitted to the Office of the Federal Register but have not been published. In addition, the memo directs executive agencies to consider postponing the effective dates of rules that have been finalized and published in the Federal Register, but have not become effective yet. The Company expects the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, which will impact the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, even if those agencies are not directly subject to the executive memo.

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

Available Information

The Company’s website is www.eastwestbank.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements, Current Reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other filings with the SEC are available free of charge at http://investor.eastwestbank.com under the heading “SEC Filings,” as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available on the SEC’s website at www.sec.gov. In addition, the Company’s Code of Conduct, Corporate Governance Guidelines, charters of the Audit Committee, Compensation and Management Development Committee, Executive Committee, Risk Oversight Committee (“ROC”) and Nominating/Corporate Governance Committee, and other corporate governance materials are available on the Investor Relations section of the Company’s website. The information contained on the Company’s website as referenced in this report is not part of this report.

Stockholders may also request a copy free of charge of any of the above-referenced reports and corporate governance documents by writing to: Investor Relations, East West Bancorp, Inc., 135 N. Los Robles Avenue, 7th Floor, Pasadena, California 91101; by calling (626) 768-6000; or by sending an e-mail to InvestorRelations@eastwestbank.com.

ITEM 1A.  RISK FACTORS

We, like other financial institutions, face risks inherent to our business, results of operations, and financial condition. The risks below address factors of which we are currently aware that could impact us materially by causing actual results to differ from our historical results or the results contemplated by the forward-looking statements contained in this Form 10-K. Although these risks are organized by headings and each risk is discussed separately, many are interrelated. In addition, there may be additional risks that may impact us materially that are not presently known, that are not currently believed to be significant, or that are common to all businesses.

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
•failure of our borrowers to make timely repayments of their loans, or a decrease in the value of real estate or other collateral securing the payment of such loans, which could result in credit losses, delinquencies, foreclosures and customer bankruptcies, and in turn have a material adverse effect on our results of operations and financial condition;
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

A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes locations in Hong Kong, China and Singapore. Our presence in Asia carries certain risks, including risks relating to our ability to generate revenues from foreign operations and to leverage and conduct business on an international basis, due to legal, regulatory, and tax requirements and restrictions; tariffs, trade barriers, or other trade restrictions; uncertainties regarding liability; difficulties in staffing and managing foreign operations; political and economic risks; and financial risks including currency and payment risks. For example, economic trade and political tensions, including tariffs and other punitive trade policies and disputes between the U.S. and China pose a risk to our business and customers. On February 1, 2025, the Trump administration announced the imposition of a 10% tariff on imports from China and a 25% tariff on imports from Mexico and Canada. However, the tariffs on Mexico and Canada have been temporarily paused for 30 days following agreements from both countries. The timing and extent of these trade policy changes remain subject to further developments. The imposition of tariffs, retaliatory tariffs, export controls or other trade restrictions on products, materials or other goods that our customers import or export could impact prices, reduce demand, or otherwise negatively impact our customers’ businesses and their ability to service debt. We may also experience a decrease in the demand for loans and other financial products or a deterioration in the credit quality of the loans extended to customers in industry sectors that are most sensitive to the trade restrictions.

Further, a downturn in economic growth and real estate markets in China and volatility in the Shanghai and Hong Kong stock exchanges, among other things, may negatively impact asset values and the profitability and liquidity of our customers operating in this region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations, and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable U.S. and foreign laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, limitations on our conduct and reputational harm, any of which could have a material adverse effect on our business, results of operations and financial condition.

Natural disasters, the effects of climate change and geopolitical events beyond our control could adversely affect our business, results of operations, and financial condition.

Natural disasters such as wildfires, earthquakes, extreme weather conditions, hurricanes, floods, droughts, widespread health emergencies or pandemics and other acts of nature, and geopolitical events involving political unrest, terrorism, or military conflicts have in the past, and may in the future, cause substantial damage and loss to real and personal property. These events can seriously harm our customers and adversely affect our business operations, including by impairing borrowers’ ability to service their loans, decreasing the level and duration of deposits by customers, eroding the value of loan collateral, or resulting in an increase in nonperforming assets, net charge-offs, and provision for credit losses. In addition, natural disasters and geopolitical events could also create macroeconomic challenges such as supply-chain shortages, volatile energy prices, tightened monetary policy and inflation, and economic instability, and otherwise cause a material adverse effect on our business, results of operations and financial condition.

Climate change also presents physical risks to us and our customers, including from discrete weather events, changing climate patterns and other disruptions, as well as transition risks of a shift to a low-carbon economy, including changes in policies, regulations, technologies, consumer sentiment and preferences. Regulatory changes regarding climate risk management and practices may result in higher regulatory and compliance risks and costs. Our reputation and client relationships may be damaged as a result of our practices related to climate change, including our direct or indirect involvement in, or decision not to participate in, certain industries or projects associated with causing climate change, as well as any decisions to conduct or change our activities in response to climate change considerations. Our ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient. These climate-driven changes could materially and negatively impact our and our customers’ business, results of operations, financial condition and reputation.

Risks Related to Financial Matters

A significant portion of our loan portfolio is secured by real estate and at a higher degree of risk from a downturn in real estate markets.

Since many of our loans are secured by real estate, a decline in the real estate markets could impact our business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions and employment levels, fluctuations in interest rates, the availability of loans to potential purchasers and the availability and demand for types of real property investments, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particularly prevalent in California, where a significant portion of our real estate collateral is located. For example, during 2024, the commercial real estate (“CRE”) market remained under pressure, primarily from decreased demand for office space, which affected the demand for CRE loans and loan performance. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and we would be more likely to suffer losses on defaulted loans. Furthermore, CRE and multifamily residential loans typically involve larger balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions, shifts in demand for different types of properties, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on our business, results of operations and financial condition.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recent data has indicated the pace of inflation in the U.S. is slowing and the Federal Reserve has begun to cut the federal funds rate. However, the future rate of inflation and other economic factors remain uncertain, and the Federal Reserve may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and affect the return earned on those loans and investments, both of which in turn affect our net interest margin. They can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles resulting from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve policies are beyond our control. Consequently, the impact of these changes on our business, results of operations and financial condition is difficult to predict.

Further downgrades of the U.S. credit rating, potential automatic spending cuts or a government shutdown could negatively impact our business, results of operation and financial condition.

Over the past few years, U.S. debt ceiling and budget deficit concerns have increased the possibility of U.S. government shutdowns, automatic spending cuts, additional U.S. credit rating downgrades and economic slowdowns, or a recession in the U.S. As the federal debt level rises and interest rates remain elevated, the cost of servicing the debt may increase and the perceived creditworthiness of the U.S. government may decrease. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Adverse political and economic conditions could have an adverse effect on our business, results of operation and financial condition.

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

We and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital or liquidity targets, increase regulatory capital ratios, or change how we calculate regulatory capital. We may be required to increase our capital levels, even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2024, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our business, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

As a holding company, we depend on dividends and distributions from the Bank for our liquidity.

We derive most of our cash flow from dividends paid by the Bank. These dividends are the primary source from which we pay dividends on our common stock and principal and interest on our debt obligations. Various federal and California laws and regulations, as well as regulatory expectations, limit the amount of dividends that the Bank may pay to us. See Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K for a discussion of regulatory requirements applicable to dividends by us and the Bank. Although we have historically declared cash dividends on our common stock, we are not required to do so and there may be circumstances under which we would reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

We are subject to liquidity risk, which could negatively affect the level or cost of our funding.

Market conditions or other events could negatively affect the level of or cost of funding, which in turn could affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, or fund asset growth and new business initiatives at a reasonable cost, in a timely manner and without adverse consequences. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, a substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our business, results of operations, and financial condition. If the cost effectiveness or the availability of supply in the credit or wholesale funding markets is reduced for a prolonged period of time, our funding needs may require us to access funding and manage liquidity by other means. These alternatives may include generating client deposits, securitizing or selling loans, and further managing loan growth and investment opportunities. These alternative means of funding may not be available under stressed market conditions or realized in a timely fashion.

Any downgrades in our credit ratings could have a material adverse effect on our liquidity, cost of funding, cash flows, business, results of operations and financial condition.

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

A significant factor in the 2023 bank failures may have been the proportion of the deposits held by institutions that exceeded applicable FDIC insurance limits, and the withdrawal of such deposits over a short period of time. The ease and speed of the electronic withdrawals may accelerate this process. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale (“AFS”) debt securities lose value when interest rates rise, our ability to cover liquidity needs from sale or pledging of these securities may be negatively impacted during periods of elevated interest rates. Under these circumstances, we may be required to access additional funding from other sources in order to manage our liquidity risk.

Risks Related to Credit Matters

Our allowance for credit losses may not be adequate to cover actual losses.

We establish an allowance for credit losses in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which includes the allowance for loan losses and the reserve for unfunded credit commitments. Our allowance for loan losses is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Unexpected changes in economic, market, operating and other conditions in the U.S. and in the international markets could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Due to the inherent risk associated with accounting estimates, our allowance for loan losses and our reserve for losses associated with our unfunded credit commitments, which is determined using a similar methodology as that used to establish our allowance for loan losses, may not be adequate to absorb actual losses, and future provisions for such losses could have a material adverse effect on our business, results of operations, and financial condition.

We may be subject to increased credit risk and higher credit losses to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral.

Our credit risk and credit losses can increase if our loans are concentrated in borrowers engaged in the same or similar activities, industries, or geographies or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions, which could result in materially higher credit losses. For example, the Bank has a concentration of real estate loans in California. Potential deterioration in the California commercial or residential real estate markets or economic conditions could result in additional loan charge-offs and provision for loan losses, which could have a material adverse effect on our business, results of operations, and financial condition. If any industry, market sector, or collateral type were to experience economic difficulties, loan collectability from customers operating in those industries or sectors or holding such collateral types may deteriorate, which could have a material adverse impact on our business, results of operations, and financial condition.

Risks Related to Our Operations

A cyber-attack, information or security breach, or failure of our operational or security systems or infrastructure, or those of third-party vendors, could disrupt our business, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as damage our reputation.

Our business is highly dependent on the security and efficacy of our infrastructure, computer, network and data management systems, as well as those of third parties with which we interact. We face risks of loss resulting from, but not limited to, errors relating to transaction processing and technology, breaches of our internal control system or external compliance requirements, fraud or unauthorized transactions by employees or third parties, cybersecurity incidents, business continuation and disaster recovery. The potential for operational loss exposure exists throughout our organization and among our interactions with third parties, and are expected to increase as we expand our interconnectivity with our customers and other third parties. Any of these operational risk exposures, if realized, could adversely impact our results of operations, financial condition, cash flows, and liquidity, and result in regulatory action, significant litigation exposure and harm to our reputation.

Our ability to process transactions, provide service and conduct our business may be adversely affected by significant disruptions to us or our vendors, which can be caused by events that are wholly or partially beyond our control. These events include, and are not limited to, electrical, telecommunications, networking or other major physical infrastructure outages, cybersecurity incidents, pandemics, natural disasters, and political or social events, including terrorist acts, wars and civil disturbances. We have taken measures to implement backup systems and safeguards and frequently update our systems to support our operations and growth, requiring significant costs and creating risks associated with implementing and integrating new systems. To date, we have not experienced any known cybersecurity incidents resulting in a material impact on our business, financial condition, or operating results. However, we can provide no assurance that all of our security measures will be effective.

Third parties that facilitate our business activities could also be sources of operational and security risks to us. Our ability to implement backup systems or other safeguards with respect to third-party systems is limited. Furthermore, an attack on or failure of a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively. Some third parties may engage vendors of their own, which introduces the risk that these “fourth parties” could be the source of operational and security failures. If a third party or fourth party with access to the customer account data on our systems experiences a breach or misappropriates such data, we and our customers could suffer material harm, including heightened risk of fraudulent transactions, losses from fraudulent transactions, increased operational costs to remediate any security breach, and reputational harm.

Cybersecurity risks, including ransomware, malware, social engineering, and phishing attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, the significant increased use of remote workstations by employees in recent years, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, and other threat actors. Our business and many of our customers may have experienced, and may experience again in the future, losses incurred due to fraud or theft related to customers, employees or third parties. These losses may negatively affect our business, results of operations, financial condition, reputation or prospects. We have limited ability to assure the safety and security of our customers’ transactions with us to the extent our customers are using their own devices or are a victim of cyberattacks, fraud or other scams by threat actors. Failure to mitigate breaches of security, or to comply with increasingly demanding new and changing industry standards and regulatory requirements could also result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increased security compliance costs, and could have an adverse effect on our business, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect our business. We may face risks associated with the utilization of information technology systems to support our operations effectively.

The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services, including financial technology and non-banking entities. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological solutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs successfully. Any such failure could adversely affect our business, results of operations, financial condition and reputation.

We may be impacted by the actions, soundness or creditworthiness of other financial institutions, which can cause disruption within the industry and increase expenses.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We execute transactions with various counterparties in the financial industry, including broker-dealers, commercial banks, and investment banks. Defaults or failures of financial services institutions and instability in the financial services industry in general can lead to market-wide liquidity problems, increased credit risk and withdrawals of uninsured deposits. Such events could adversely affect our business, results of operations, and financial condition, as well as the market price and volatility of our common stock.

Bank failures may increase the risk of a recession or lead to regulatory changes and initiatives, such as enhanced capital, liquidity, or risk management requirements, which could adversely impact us. Changes to laws or regulations, or the imposition of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, and negatively impact our overall financial condition. The 2023 bank failures also resulted in a special assessment by the FDIC to replenish the DIF.

Our controls and procedures could fail or be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance and enterprise risk management (“ERM”) policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, but not absolute, assurances of the effectiveness of these systems and controls, and that the objectives of these controls have been met. Any failure or circumvention of our controls and procedures, and any failure to comply with regulations or supervisory expectations related to controls and procedures could adversely affect our business, results of operations, and financial condition.

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

Competition for qualified personnel in the banking industry is intense and there is a limited number of qualified people with knowledge of, and experience in, the regional banking industry, especially in the West Coast markets, and in international banking operations, especially in Asia. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The labor market is currently challenging, with high employee turnover and increased wage pressure. In addition, the proliferation of hybrid work environments may exacerbate the challenges of attracting and retaining talented employees as job markets may be less constrained by physical geography. Our success depends, to a significant degree, on our ability to attract and retain highly-skilled and qualified personnel, as well as the continued contributions of those individuals. In particular, our success has been and continues to be highly dependent upon the abilities of certain key executives. Accordingly, we believe that our future success is dependent upon the development and, when needed, implementation of adequate succession plans. Although both the Board of Directors and management monitor our succession planning for our senior management team, the loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, or operating results.

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

There are risks associated with expanding through mergers and acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, incurring greater than anticipated costs in integrating acquired business, failing to retain customers or employees, and the inability to profitably deploy assets acquired or realize synergies from a transaction. Additional country or region-specific risks are associated with transactions outside the U.S., including in China. To the extent we issue capital stock in connection with acquisition transactions, these transactions and related stock issuances may have a dilutive effect on our earnings per share (“EPS”) and share ownership.

New products and services may subject us to additional risks.

From time to time, we may seek to implement new business arrangements or new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources in developing and marketing new business arrangements, lines of business and/or new products and services. Initial timetables for the introduction and development of new business initiatives, new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. New business arrangements, new lines of business and/or new products or services also could subject us to additional regulatory requirements, increased scrutiny by our regulators and other legal risks. For example, we and other regional banks are increasingly partnering with fintech and other providers to distribute or market our products and services. Bank regulators have, and may in the future, hold banks responsible for the activities of these fintech companies, including in respect of BSA/AML and consumer compliance matters, or may take the view that these relationships present safety and soundness issues.

Our investments in certain tax-advantaged projects may not generate returns as anticipated, which could result in an adverse impact on our results of operations.

We invest in certain tax-advantaged investments that support qualified affordable housing projects, community development, and renewable energy resources. Our investments in these projects are designed to generate a return in part through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside of our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator. In addition, the Trump administration has announced an intent to repeal green energy tax credits, although the timing and extent of changes in tax credits remains uncertain. The possible inability to realize these tax credits and other tax benefits would have a negative impact on our financial results.

Risks Related to Regulatory, Compliance and Legal Matters

Changes in regulation may require us to change our business practices, increase our costs, limit our ability to make investments and generate revenue, or otherwise adversely affect our business operations and/or competitiveness.

We are subject to extensive regulation under federal and state laws, as well as supervision and examination by the DFPI, FDIC, Federal Reserve, SEC, CFPB in the U.S. and foreign regulators and other government authorities. We are also subject to enforcement oversight by the DOJ and state attorneys general. In addition, we face certain legal, reputational, and financial risks as a result of serving customers in new or evolving industries that are subject to changing, and at times conflicting laws. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies could affect the manner in which we conduct business. Such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make.

For example, as we approach the $100 billion total asset threshold, we anticipate becoming subject to enhanced regulatory and supervisory requirements, which may include but are not limited to, increased capital and liquidity requirements, resolution planning obligations, stress testing, long-term debt requirements, and heightened supervisory scrutiny under existing or proposed federal banking regulations. Compliance with these requirements will require substantial investment in systems, processes, and personnel. The enhanced regulatory framework could also impact our ability to compete with financial institutions that are not subject to similar requirements. Failure to adequately prepare for and address these challenges could materially and adversely affect our business, financial condition, and results of operation.

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

The BSA, the PATRIOT Act, and other laws and regulations require us and other financial institutions to institute and maintain an effective AML program and file suspicious activity reports and currency transaction reports when appropriate. We may provide banking services to customers considered to be higher risk customers, which subjects us to greater enforcement risk under the BSA and requires us to ensure our third-party vendors adhere to the BSA and related regulations. The Financial Crimes Enforcement Network may impose significant civil monetary penalties for violations of those requirements and has been engaging in coordinated enforcement efforts with the federal and state banking regulators, as well as the DOJ, Drug Enforcement Administration, and the Internal Revenue Service.

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

We operate in a heavily regulated industry and face significant risks from lawsuits and proceedings brought by customers, borrowers, bank regulators and counterparties. These actions include claims for monetary damages, penalties, fines, and demands for injunctive relief. If these lawsuits or proceedings, whether founded or unfounded, are not resolved in a favorable manner to us, they could lead to significant financial obligations for us, as well as restrictions or changes to how we conduct our business. Although we establish accruals for legal matters when and as required by U.S. GAAP and certain expenses and liabilities in connection with such matters may or may not be covered by insurance, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued and/or insured. As a participant in the financial services industry, we expect to continue to incur significant risks arising from litigation and government scrutiny related to our businesses and operations. Substantial legal liability and government scrutiny could adversely affect our business, results of operations, and financial condition. In addition, we may suffer significant reputational harm as a result of lawsuits and proceedings, adversely impacting our ability to attract and retain customers, employees, and investors. Moreover, it may be difficult to predict the outcome of certain legal proceedings, which may present additional uncertainty to our business prospects.

General Risk Factors

Changes in accounting standards or changes in how the accounting standards are interpreted or applied could materially impact our financial statements.

The preparation of our financial statements is based on accounting standards established by the Financial Accounting Standards Board (“FASB”) and the SEC. From time to time, these accounting standards may change, and such changes may have a material impact on our financial statements. In addition, the FASB, SEC, banking regulators, and our independent registered public accounting firm may amend or reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to adopt a new or revised standard retrospectively, potentially resulting in restatements to a prior period’s financial statements.

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

Regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) practices relating to business, including climate change, human rights, health and safety, diversity, and labor conditions. While some authorities and stakeholders have acted to promote ESG practices and disclosures, others have discouraged or prohibited consideration of ESG factors by investment advisors, and the Trump administration has announced an intent to repeal some ESG-related regulations. Failure to comply with changing regulatory requirements, or to meet evolving investor or stakeholder expectations and standards, could result in legal or regulatory proceedings and negatively impact our business, reputation, results of operations, financial conditions, and stock price. California has passed legislation that would impact the amount of required reporting of ESG practices and other state legislatures have proposed similar laws. Such enacted and proposed government regulations could also cause new or more stringent forms of ESG oversight and expand mandatory and voluntary reporting, diligence, and disclosures.

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

Industry factors, general economic and political conditions and events, such as cybersecurity incidents or terrorist attacks, economic downturn or recessions, interest rate changes, credit default trends, currency fluctuations, changes to fiscal, monetary or trade policies, or public health issues could also cause our stock price to decline regardless of our operating results. A significant decline in our stock price could result in substantial losses for stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company maintains an Information Security Program to support the management of cybersecurity risk as an integral component of the Company’s ERM framework. The Information Security Program encompasses the Company’s cybersecurity policies and practices, which focus on prevention, detection, mitigation and recovery from cybersecurity incidents. In addition, as part of the Information Security Program, the Company has a Security Incident Response Policy and Plan to enable a coordinated response to protect the integrity, security and resiliency of the Company’s information systems, to mitigate the risk of cybersecurity incidents and to escalate information regarding certain cybersecurity incidents to the appropriate management personnel and Board members in a timely fashion. The Information Security Program follows a National Institute of Standards and Technology based Cybersecurity Framework and other applicable industry standards.

The Information Security Program is supported by our three lines of defense model of risk management. The Information Security Team is the first line of defense under the Chief Information Security Officer and provides day-to-day cybersecurity operations including identification and reporting of internal and external threats, access control, data security, protective controls, detection of malicious or unauthorized activity, incident response, recovery planning, performance of vulnerability and third party information security assessments, and employee awareness and training programs. In addition, the Information Security Team works in coordination with the individual business lines that have direct and primary responsibility and accountability for identifying, controlling and monitoring cybersecurity risk embedded in their business activities. The Information Security Team uses reputable industry service providers for security operations, monitoring, investigation and incident response. The Information Risk Management team conducts periodic assessments in collaboration with consulting services with expertise in the cybersecurity domains. As the second line of defense, the ERM Team under the Chief Risk Officer independently monitors the cybersecurity risk framework across the Company, as well as the effectiveness of the Information Security Program, and third party vendors’ vulnerability and penetration tests against the Company’s network. Furthermore, the Third-Party Risk Management Team, in conjunction with the ERM Team and the Information Security Team, oversees, identifies, monitors, investigates and addresses material risks from cybersecurity threats associated with the Company’s use of third-party service providers. The Third-Party Risk Management Team is also part of the independent risk management function of the Bank and included in the second line of defense. The ERM Team reports the status of the annual assessment of the effectiveness of the Information Security Program to the Chief Risk Officer, who reports to the Board’s ROC. When applicable, the Company obtains Statement on Standards for Attestation Engagement 18 reports or equivalent reports for vendor products and services hosted by third parties. Internal Audit serves as the third line of defense and provides additional independent assurance and evaluates the effectiveness of cybersecurity risk management. In addition, the Company regularly engages independent external assessors to perform assessments of its cybersecurity control environment and operating effectiveness.

In addition, the Company uses several internal training methods, through annual mandatory courses on security and privacy for all employees, as well as multiple simulated phishing attacks and regularly providing information security awareness materials throughout the year. The Company also maintains cybersecurity insurance.

Board Oversight

The Board’s ROC has primary oversight responsibility for management’s efforts to mitigate cybersecurity risk and respond to cybersecurity incidents. The ROC receives quarterly cybersecurity reports, including any reportable incidents, and reviews and approves the Information Security Program at least annually or whenever significant changes are made to the program. These updates include information regarding management’s ongoing efforts to manage cybersecurity risk and the steps management has taken to address and mitigate the evolving cybersecurity threat environment. The ROC members include independent directors from the Board who have expertise in areas relevant to their responsibilities over cybersecurity, including senior leadership experience in financial services and information technology.

Role of Management

At the management level, the Information Technology Steering Committee has overall responsibility for identifying, assessing, and managing information security risks, including cybersecurity risk. The Information Technology Steering Committee provides cybersecurity reports periodically to the ROC and is comprised of the Company’s senior information technology, information security and third party risk management leaders, including the Chief Risk Officer and Chief Information Security Officer. The Chief Risk Officer is responsible for managing cybersecurity risk and coordinating with the Chief Information Security Officer to ensure the Company’s cybersecurity risk profile is managed in a manner consistent with its risk appetite. The Chief Risk Officer also provides periodic reports to the Board’s ROC, outlining the overall status of the Company’s Information Security Program and its compliance with regulatory guidelines, and coordinating and reporting on incident response. The Chief Information Security Officer is responsible for the day-to-day management of the Information Security Program and Security Incident Response Policy and Plan. The Chief Risk Officer has held various leadership roles at the bank, including over 13 years previously serving as the Company’s Chief Financial Officer. The Chief Information Security Officer has over 20 years of work experience in cybersecurity at financial institutions. The majority of Information Security Team members have over 10 years of cybersecurity experience and cumulatively hold over 50 active professional certifications in related fields.

Material Cybersecurity Threat Risk

To date, the Company has not experienced any known cybersecurity incidents that have materially affected its business strategy, results of operations or financial condition. However, we can provide no assurance that all of our security measures will be effective. For additional information regarding cybersecurity threats, please refer to Item 1, Business – Supervision and Regulation – Privacy and Cybersecurity and Item 1A, Risk Factors – Risks Related to Our Operations.

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building, of which it owns 50%. The Company operates in 21 owned and 86 leased locations in the U.S., as well as 11 leased locations in Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois and Nevada. In Asia, East West’s presence includes full service branches in Hong Kong, Shanghai, Shantou and Shenzhen, representative offices in Beijing, Chongqing, Guangzhou, Xiamen, and Singapore, and administrative support offices in Beijing and Shanghai. All properties occupied by the Bank are used across all business segments and for corporate purposes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC”. As of January 31, 2025, the Company had 675 stockholders of record of the Company’s common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

A discussion of dividend restrictions is set forth in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K. For information regarding dividends, see Item 7. MD&A — Balance Sheet Analysis — Capital in this Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, see Note 13 — Stock Compensation Plans to the Consolidated Financial Statements and Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in this Form 10-K.

Five-Year Stock Performance

The following graph and table compare the Company’s five-year cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the KBW Nasdaq Bank Index (“BKX”). The cumulative total shareholder return assumes the investment of $100 in the Company’s common stock and in each index on December 31, 2019 and the reinvestment of common stock dividends. The returns shown are based on historical results and are not intended to suggest future performance.

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

	December 31,
Index	2019	2020	2021	2022	2023	2024
East West Bancorp, Inc.	$100.00	$107.23	$169.41	$144.94	$163.38	$223.56
BKX	$100.00	$89.68	$124.06	$97.52	$96.65	$132.60
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the fourth quarter of 2024:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)(3)
October	—	$—	—	$49
November	—	$—	—	$49
December	200,850	$97.80	200,850	$29
Fourth quarter	200,850	$97.80	200,850

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)Excludes excise taxes and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(3)On March 3, 2020, the Company’s Board of Directors authorized the repurchase of up to $500 million of its common stock. The stock repurchase authorization has no expiration date. On January 22, 2025, the Company’s Board of Directors authorized the additional repurchase of $300 million of East West stock, which will remain valid until December 31, 2026.

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

Current Economic Developments

The Board of Governors of the Federal Reserve System (“Federal Reserve”) cut the Federal Funds Rate by a total of 100 bps through three consecutive cuts in September, November, and December of 2024 in response to the slower pace of inflation demonstrated by external data in the second half of 2024. The Federal Reserve indicated at its December 2024 meeting that the interest rate cuts in 2025 would likely continue at a slower pace than previously anticipated, which was in line with the January 2025 decision to hold rates steady. However, concerns over persistent inflation, labor market trends, and the potential impact of the Trump administration’s economic policies may influence the Federal Reserve’s response in 2025. Elevated interest rates created affordability challenges for many borrowers in 2024. The CRE market remained under pressure during 2024, primarily from decreased demand for office space, which affected the demand for CRE loans and loan performance. It is uncertain whether such trends will continue or whether potential U.S. economic growth in 2025 will include a moderate recovery in real estate investment activity. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Financial Matters in this Form 10-K.

Financial Review

Our MD&A analyzes the financial condition and results of operations of the Company for 2024 and 2023. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2023 and a comparison between 2023 and 2022 results, see Item 7. MD&A of our 2023 Form 10-K, which was filed with the SEC on February 29, 2024.

($ and shares in thousands, except per share, and ratio data)	2024	2023
Summary of operations:
Net interest income before provision for credit losses	$2,278,716	$2,312,254
Noninterest income	335,218	295,264
Total revenue	2,613,934	2,607,518
Provision for credit losses	174,000	125,000
Noninterest expense	958,073	1,022,748
Income before income taxes	1,481,861	1,459,770
Income tax expense	316,275	298,609
Net income	$1,165,586	$1,161,161
Per share:
Basic earnings	$8.39	$8.23
Diluted earnings	$8.33	$8.18
Dividends declared	$2.20	$1.92
Weighted-average number of shares outstanding:
Basic	138,898	141,164
Diluted	139,958	141,902
Performance metrics:
Return on average assets (“ROA”)	1.60%	1.71%
Return on average common equity (“ROE”)	15.93%	17.91%
Return on average tangible common equity (“TCE”) (1)	17.05%	19.35%
Common dividend payout ratio	26.58%	23.62%
Net interest margin	3.27%	3.61%
Efficiency ratio (2)	36.65%	39.22%
At year end:
Total assets	$75,976,475	$69,612,884
Total loans	$53,726,637	$52,210,898
Total deposits	$63,175,023	$56,092,438
Common shares outstanding at period-end	138,437	140,027
Book value per share	$55.79	$49.64
Tangible book value per share (1)	$52.39	$46.27

(1)For additional information regarding the reconciliation of these non-U.S. GAAP financial measures, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s 2024 net income was $1.2 billion, a $4 million or 0.4% increase from 2023. The increase was primarily due to a decrease in noninterest expense and an increase in noninterest income, partially offset by higher provision for credit losses, lower net interest income before provision for credit losses, and higher income tax expense. Noteworthy items about the Company’s performance for 2024 included:

•Net interest income and net interest margin. Year-over-year net interest income before provision for credit losses decreased $34 million or 1% to $2.3 billion in 2024. Full year 2024 net interest margin was 3.27%, a 34 bp decrease year-over-year.

•Earnings per share growth. Full year 2024 basic and diluted EPS each expanded 2% to $8.39 and $8.33, respectively.

•Efficiency ratio improvement. The efficiency ratio was 36.65% in 2024, a 257 bp improvement compared with 2023. The improvement in the efficiency ratio primarily reflected a year-over-year decrease in the amortization of tax credit and CRA investments due to the expanded application of the proportional amortization method (“PAM”) since the adoption of Accounting Standards Update (“ASU”) 2023-02, Investments — Equity Method and Joint Ventures on January 1, 2024, and a decrease in the FDIC charge.

•Asset growth. Total assets reached $76.0 billion as of December 31, 2024, an increase of $6.4 billion or 9% year-over-year, primarily driven by an increase in AFS debt securities of $4.7 billion or 75%, and loan growth of $1.5 billion or 3%.

•Deposit growth. Total deposits were $63.2 billion as of December 31, 2024, an increase of $7.1 billion or 13% year-over-year, primarily reflecting growth across the Consumer and Business Banking, and Commercial Banking segments.

•Strong capital levels. Stockholders’ equity was $7.7 billion as of December 31, 2024, up from $7.0 billion as of December 31, 2023. Book value per share of $55.79 as of December 31, 2024, increased $6.15 or 12% from December 31, 2023. Tangible book value per share of $52.39 as of December 31, 2024, increased $6.12 or 13% from December 31, 2023. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

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

Net interest income and net interest margin for 2024 decreased year-over-year, which primarily reflected higher deposit funding costs and shifts in the deposit mix to higher cost time and money market deposits, partially offset by loan growth and higher loan yields, and increases in AFS debt securities’ volume and yield. Although the Federal Reserve cut interest rates three times since September 2024, the impacts of prior interest rate hikes spurred customers to seek high-yielding time deposits, which increased deposit costs at a faster rate than the increase in loan yields, and resulted in slight pressures on the Company’s net interest margin during 2024.

Average interest-earning assets increased $5.7 billion or 9% to $69.7 billion in 2024. The yield on average interest-earning assets was 6.01% in 2024, an increase of 24 bps from 2023. The increases in both the average balance and yield on interest-earning assets primarily reflected loan growth, an increase in AFS debt securities, and higher benchmark interest rates.

The average loan yield was 6.67% in 2024, an increase of 27 bps from 2023. The year-over-year change in the average loan yield primarily reflected loan growth and the loan portfolio’s sensitivity to higher benchmark interest rates. Approximately 58% of loans held-for-investment were variable-rate as of both December 31, 2024 and 2023.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits of $59.7 billion in 2024, increased $4.7 billion or 9% from 2023. Average noninterest-bearing deposits of $14.8 billion in 2024, decreased $2.4 billion or 14% from 2023. Average noninterest-bearing deposits made up 25% and 31% of average deposits for 2024 and 2023, respectively.

The average cost of deposits was 2.88% in 2024, an increase of 69 bps from 2023. The average cost of interest-bearing deposits was 3.83% in 2024, an increase of 64 bps from 2023. These year-over-year increases primarily reflected shifts in the deposit mix to time and money market deposits, and higher deposit costs in response to the interest rate environment.

The average cost of funds calculation includes deposits, short-term borrowings, FHLB advances, assets sold under repurchase agreements (“repurchase agreements”) and long-term debt. In 2024, the average cost of funds was 3.02%, an increase of 67 bps from 2023. The year-over-year increase was mainly driven by the change in the average cost of deposits discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2024, 2023 and 2022:

	Year Ended December 31,
	2024			2023			2022
($ in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,936,550	$231,794	4.70%	$4,638,630	$220,643	4.76%	$3,127,234	$41,113	1.31%
Assets purchased under resale agreements (1)	519,263	11,254	2.17%	691,223	20,164	2.92%	1,398,080	29,767	2.13%
Debt securities:
AFS (2)(3)	8,811,274	399,280	4.53%	6,105,999	225,592	3.69%	6,629,945	152,514	2.30%
Held-to-maturity (“HTM”) (2)	2,935,937	49,785	1.70%	2,976,237	50,598	1.70%	2,756,382	46,392	1.68%
Total debt securities (2)	11,747,211	449,065	3.82%	9,082,236	276,190	3.04%	9,386,327	198,906	2.12%
Loans:
Commercial and industrial (“C&I”) (2)	16,492,472	1,294,451	7.85%	15,499,899	1,190,940	7.68%	15,013,560	715,778	4.77%
CRE (2)	20,316,013	1,292,973	6.36%	19,824,272	1,227,795	6.19%	17,896,853	791,839	4.42%
Residential mortgage	15,504,795	900,514	5.81%	14,155,784	750,813	5.30%	12,315,334	538,255	4.37%
Other consumer	55,500	3,041	5.48%	65,181	3,198	4.91%	93,711	2,429	2.59%
Total loans (2)(4)(5)	52,368,780	3,490,979	6.67%	49,545,136	3,172,746	6.40%	45,319,458	2,048,301	4.52%
Restricted equity securities	147,080	10,104	6.87%	82,177	4,062	4.94%	77,963	3,144	4.03%
Total interest-earning assets	$69,718,884	$4,193,196	6.01%	$64,039,402	$3,693,805	5.77%	$59,309,062	$2,321,231	3.91%
Noninterest-earning assets:
Cash and due from banks	345,056			555,689			652,673
Allowance for loan losses	(688,448)			(625,785)			(559,746)
Other assets	3,446,350			3,788,199			3,436,293
Total assets	$72,821,842			$67,757,505			$62,838,282
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,731,828	$221,367	2.86%	$7,658,414	$179,200	2.34%	$6,696,200	$29,808	0.45%
Money market deposits	13,970,375	525,870	3.76%	11,680,540	399,482	3.42%	12,443,437	107,442	0.86%
Savings deposits	1,770,041	17,764	1.00%	2,128,943	15,573	0.73%	2,901,940	8,550	0.29%
Time deposits	21,400,834	955,173	4.46%	16,301,856	611,295	3.75%	9,473,744	106,038	1.12%
Total interest-bearing deposits	44,873,078	1,720,174	3.83%	37,769,753	1,205,550	3.19%	31,515,321	251,838	0.80%
Bank Term Funding Program (“BTFP”), short-term borrowings and federal funds purchased	962,061	42,163	4.38%	3,591,114	157,002	4.37%	81,719	1,801	2.20%
FHLB advances	2,752,733	147,269	5.35%	123,288	6,430	5.22%	105,966	1,754	1.66%
Repurchase agreements	3,613	197	5.45%	34,443	1,497	4.35%	467,413	14,362	3.07%
Long-term debt and finance lease liabilities	58,467	4,677	8.00%	152,790	11,072	7.25%	152,325	5,595	3.67%
Total interest-bearing liabilities	$48,649,952	$1,914,480	3.94%	$41,671,388	$1,381,551	3.32%	$32,322,744	$275,350	0.85%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	14,799,961			17,192,978			22,784,258
Accrued expenses and other liabilities	2,056,755			2,410,154			1,948,255
Stockholders’ equity	7,315,174			6,482,985			5,783,025
Total liabilities and stockholders’ equity	$72,821,842			$67,757,505			$62,838,282
Interest rate spread			2.07%			2.45%			3.06%
Net interest income and net interest margin		$2,278,716	3.27%		$2,312,254	3.61%		$2,045,881	3.45%

(1)Includes the average balances and interest income for securities and loans purchased under resale agreements for 2023. There were no loans purchased under resale agreements for 2024.
(2)Yields on tax-exempt debt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $35 million, $31 million and $72 million for 2024, 2023 and 2022, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Includes the accretion of net deferred loan fees and amortization of net premiums, which totaled $53 million for each of 2024 and 2023, and $50 million for 2022.

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

	Year Ended December 31,
	2024 vs. 2023			2023 vs. 2022
	Total Change	Changes Due to		Total Change	Changes Due to
($ in thousands)		Volume	Yield/Rate		Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$11,151	$14,019	$(2,868)	$179,530	$27,977	$151,553
Assets purchased under resale agreements (1)	(8,910)	(4,382)	(4,528)	(9,603)	(18,266)	8,663
Debt securities:
AFS	173,688	114,930	58,758	73,078	(12,895)	85,973
HTM	(813)	(684)	(129)	4,206	3,733	473
Total debt securities	172,875	114,246	58,629	77,284	(9,162)	86,446
Loans:
C&I	103,511	77,492	26,019	475,162	23,900	451,262
CRE	65,178	30,853	34,325	435,956	95,037	340,919
Residential mortgage	149,701	74,955	74,746	212,558	87,511	125,047
Other consumer	(157)	(506)	349	769	(907)	1,676
Total loans	318,233	182,794	135,439	1,124,445	205,541	918,904
Restricted equity securities	6,042	4,045	1,997	918	177	741
Total interest and dividend income	$499,391	$310,722	$188,669	$1,372,574	$206,267	$1,166,307
Interest-bearing liabilities:
Checking deposits	$42,167	$1,734	$40,433	$149,392	$4,879	$144,513
Money market deposits	126,388	83,521	42,867	292,040	(6,983)	299,023
Saving deposits	2,191	(2,930)	5,121	7,023	(2,792)	9,815
Time deposits	343,878	213,823	130,055	505,257	118,581	386,676
Total interest-bearing deposits	514,624	296,148	218,476	953,712	113,685	840,027
BTFP, short-term borrowings and federal funds purchased	(114,839)	(115,219)	380	155,201	151,725	3,476
FHLB advances	140,839	140,669	170	4,676	330	4,346
Repurchase agreements	(1,300)	(1,606)	306	(12,865)	(17,113)	4,248
Long-term debt and finance lease liabilities	(6,395)	(7,443)	1,048	5,477	17	5,460
Total interest expense	$532,929	$312,549	$220,380	$1,106,201	$248,644	$857,557
Changes in net interest income	$(33,538)	$(1,827)	$(31,711)	$266,373	$(42,377)	$308,750

(1)Includes the impact of securities purchased under resale agreements for 2024, and both securities and loans purchased under resale agreements for 2023 and 2022.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	% Change from 2023	2022
Deposit account fees	$103,880	$93,811	11%	$95,177
Lending fees	98,455	83,876	17%	79,208
Foreign exchange income	54,605	48,276	13%	41,416
Wealth management fees	38,627	26,994	43%	27,738
Customer derivative income	16,401	20,200	(19)%	29,057
Net gains on sales of loans	44	3,634	(99)%	6,411
Net gains (losses) on AFS debt securities	2,069	(6,862)	NM	1,306
Other investment income	5,611	9,348	(40)%	7,037
Other income	15,526	15,987	(3)%	11,316
Total noninterest income	$335,218	$295,264	14%	$298,666

NM — Not meaningful.

Noninterest income comprised 13% and 11% of total revenue in 2024 and 2023, respectively. Noninterest income for 2024 was $335 million, an increase of $40 million compared with 2023. The increase was primarily due to higher lending, wealth management, and deposit account fees, net gains on AFS debt securities, and foreign exchange income, partially offset by lower customer derivative, other investment income and net gains on sales of loans.

Deposit account fees were $104 million in 2024, an increase of $10 million or 11%, compared with 2023. The year-over-year increase was primarily due to analysis service fees, which reflected fee increases and customer growth.

Lending fees were $98 million in 2024, an increase of $15 million or 17%, compared with 2023. The year-over-year increase was primarily due to higher trade finance and commitment fees driven by customer growth, and higher credit enhancement fee income.

Foreign exchange income was $55 million, an increase of $6 million or 13%, compared with 2023. The year-over-year increase was primarily due to the favorable valuation of certain foreign currency denominated balance sheet items.

Wealth management fees were $39 million in 2024, an increase of $12 million or 43%, compared with 2023. The year-over-year increase primarily reflected customer demand for higher-yielding products in response to the interest rate environment.

Customer derivative income was $16 million, a decrease of $4 million or 19% compared with 2023. The year-over-year decrease primarily reflected lower fee income due to decreased customer activity, partially offset by favorable credit valuation adjustments.

Net gains on sales of loans were $44 thousand, a decrease of $4 million, or 99%, compared with 2023. The 2023 net gain on sales of loans primarily reflected CRE loan sales.

Net gains on AFS debt securities of $2 million in 2024 were due to sale~~s~~ of U.S. government agency residential mortgage-backed securities. In comparison, net losses on AFS debt securities of $7 million in 2023, was due to a $10 million write-off of an impaired subordinated AFS debt security, partially offset by a $3 million gain when the security was subsequently sold.

Other investment income was $6 million in 2024, a decrease of $4 million or 40% compared with 2023. The year-over-year decrease primarily reflected lower earnings from the Company’s equity method CRA investments.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	% Change from 2023	2022
Compensation and employee benefits	$550,734	$508,538	8%	$477,635
Occupancy and equipment expense	64,399	62,763	3%	62,501
Deposit account expense	47,390	43,143	10%	25,508
Computer and software related expenses	47,271	44,475	6%	42,776
Deposit insurance premiums and regulatory assessments	45,736	103,308	(56)%	19,449
Other operating expense	148,301	140,222	6%	118,166
Amortization of tax credit and CRA investments	54,242	120,299	(55)%	113,358
Total noninterest expense	$958,073	$1,022,748	(6)%	$859,393

Noninterest expense was $1.0 billion in 2024, a decrease of $65 million or 6%, compared with 2023. The decrease was primarily due to lower amortization of tax credit and CRA investments, and deposit insurance premiums and regulatory assessments, partially offset by higher compensation and employee benefits, and other operating expense.

Compensation and employee benefits were $551 million in 2024, an increase of $42 million or 8%, compared with 2023. The year-over-year increase was primarily driven by annual merit increases and staffing growth.

Deposit insurance premiums and regulatory assessments were $46 million in 2024, a decrease of $58 million or 56%, compared with 2023. The year-over-year decrease was primarily due to a $9 million FDIC charge recorded in 2024, compared with the initial $70 million FDIC charge recorded in 2023. For additional information related to the FDIC charge, see Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in this Form 10-K.

Other operating expense was $148 million in 2024, an increase of $8 million or 6%, compared with 2023. The year-over-year increase was primarily due to write-downs of other real estate owned (“OREO”).

Amortization of tax credit and CRA investments was $54 million in 2024, a decrease of $66 million or 55%, compared with 2023. The year-over-year decrease was primarily due to the expanded application of the PAM since the adoption of ASU 2023-02, Investments — Equity Method and Joint Ventures on January 1, 2024, and the timing of tax credit investments that closed in a given period. For additional information on the PAM, see Note 1 — Summary of Significant Accounting Policies and Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net to the Consolidated Financial Statements in this Form 10-K.

Income Taxes

The following table presents the income before income taxes, income tax expense and effective tax rate for the periods indicated:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Income before income taxes	$1,481,861	$1,459,770	$1,411,654
Income tax expense	$316,275	$298,609	$283,571
Effective tax rate	21.3%	20.5%	20.1%

Income tax expense for 2024, compared with 2023, increased $18 million or 6%, primarily due to the impacts from the expanded application of PAM on the Company’s tax credit investments following the adoption of ASU 2023-02 on January 1, 2024, partially offset by an increase in tax credits and prior period adjustments in 2023. The differences between the 2024 and 2023 effective tax rates from the federal statutory rate of 21% were primarily due to state taxes and tax credits associated with renewable energy, historic and new market tax credit related projects as described in Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

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

During 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. Prior years’ balances have been reclassified for comparability.

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

The following table presents financial information for the Consumer and Business Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2023
($ in thousands)	2024	2023	$	%	2022
Total revenue before provision for credit losses	$1,260,806	$1,329,844	$(69,038)	(5)%	$1,174,960
Provision for credit losses	8,691	21,454	(12,763)	(59)%	25,983
Compensation and employee benefits	217,612	203,387	14,225	7%	195,394
Other noninterest expense	234,494	262,086	(27,592)	(11)%	196,581
Total noninterest expense	452,106	465,473	(13,367)	(3)%	391,975
Segment income before income taxes	800,009	842,917	(42,908)	(5)%	757,002
Income tax expense	236,791	247,952	(11,161)	(5)%	219,248
Segment net income	$563,218	$594,965	$(31,747)	(5)%	$537,754
Average loans	$18,966,662	$17,739,984	$1,226,678	7%	$15,534,259
Average deposits	$30,815,912	$28,174,781	$2,641,131	9%	$27,276,151

Consumer and Business Banking segment net income decreased $32 million or 5% to $563 million in 2024, primarily due to a decrease in net interest income and higher compensation and employee benefits, partially offset by lower other noninterest expense and provision for credit losses. The decrease in net interest income before provision for credit losses was primarily driven by a higher cost of interest-bearing deposits and a continued shift to interest-bearing products in the deposit mix. The decrease in provision for credit losses was primarily driven by the improvement in the macroeconomic outlook in the residential mortgage loan sector. The increase in compensation and employee benefits was primarily driven by annual merit increases and staffing growth. The decrease in other noninterest expense was primarily driven by lower deposit insurance premiums and regulatory assessments compared with the higher FDIC special assessment charge recognized in 2023.

Commercial Banking

The Commercial Banking segment primarily generates domestic commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The following table presents financial information for the Commercial Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2023
($ in thousands)	2024	2023	$	%	2022
Total revenue before provision for credit losses	$1,323,711	$1,284,515	$39,196	3%	$1,162,523
Provision for credit losses	166,953	100,391	66,562	66%	48,248
Compensation and employee benefits	234,240	217,663	16,577	8%	211,355
Other noninterest expense	161,969	158,949	3,020	2%	102,018
Total noninterest expense	396,209	376,612	19,597	5%	313,373
Segment income before income taxes	760,549	807,512	(46,963)	(6)%	800,902
Income tax expense	224,897	237,359	(12,462)	(5)%	230,920
Segment net income	$535,652	$570,153	$(34,501)	(6)%	$569,982
Average loans	$32,996,221	$31,365,547	$1,630,674	5%	$29,321,701
Average deposits	$25,820,956	$23,304,066	$2,516,890	11%	$23,252,073

Commercial Banking segment net income decreased $35 million or 6% to $536 million in 2024, primarily driven by increases in provision for credit losses and compensation and employee benefits, partially offset by higher noninterest income. The increase in noninterest income was primarily driven by higher lending and deposit account fees. The increase in provision for credit losses was primarily driven by higher net charge-offs in the C&I portfolio. The increase in compensation and employee benefits was primarily driven by annual merit increases and staffing growth.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment. Tax credit investment amortization is recorded in the Treasury and Other segment.

The following table presents financial information for the Treasury and Other segment for the periods indicated:

	Year Ended December 31,
			Change from 2023
($ in thousands)	2024	2023	$	%	2022
Total revenue (loss) before (reversal of) provision for credit losses	$29,417	$(6,841)	$36,258	NM	$7,064
(Reversal of) provision for credit losses	(1,644)	3,155	(4,799)	NM	(731)
Compensation and employee benefits	98,882	87,488	11,394	13%	70,886
Other noninterest expense	10,876	93,175	(82,299)	(88)%	83,159
Total noninterest expense	109,758	180,663	(70,905)	(39)%	154,045
Segment loss before income taxes	(78,697)	(190,659)	111,962	59%	(146,250)
Income tax benefit	(145,413)	(186,702)	41,289	22%	(166,597)
Segment net income (loss)	$66,716	$(3,957)	$70,673	NM	$20,347
Average loans	$405,897	$439,605	$(33,708)	(8)%	$463,498
Average deposits	$3,036,171	$3,483,884	$(447,713)	(13)%	$3,771,355

NM — Not meaningful.

Treasury and Other segment loss before income taxes decreased $112 million in 2024, primarily driven by lower noninterest expense and higher net interest income. The increase in net interest income was primarily driven by higher interest income from AFS debt securities. The decrease in noninterest expense was primarily due to lower amortization of tax credit and CRA investments resulting from the expanded application of PAM since the adoption of ASU 2023-02 on January 1, 2024, where the amortization of tax credit and CRA investments were recorded as a component of income tax benefit in this segment.

Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to the respective segment income before income taxes. The income tax expense or benefit in the Treasury and Other segment consists of the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments, and the impact of tax credit investment activity.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of December 31, 2024 and 2023, and by credit ratings as of December 31, 2024:

	December 31, 2024			December 31, 2023			Rating as of December 31, 2024 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$676,300	$638,265	6%	$1,112,587	$1,060,375	17%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	262,587	3%	412,086	364,446	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	8,447,303	8,164,474	75%	2,488,304	2,195,853	35%	100%	—%	—%	—%	—%
Municipal securities	287,301	250,153	2%	297,283	261,016	4%	99%	—%	—%	—%	1%
Non-agency mortgage-backed securities	808,762	692,078	6%	1,052,913	921,187	15%	91%	1%	1%	—%	7%
Corporate debt securities	653,500	526,166	5%	653,501	502,425	8%	—%	31%	65%	4%	—%
Foreign government bonds	244,803	233,880	2%	239,333	227,874	4%	45%	55%	—%	—%	—%
Asset-backed securities	35,086	34,715	0%	43,234	42,300	1%	29%	71%	—%	—%	—%
Collateralized loan obligations	44,500	44,493	1%	617,250	612,861	10%	100%	—%	—%	—%	—%
Total AFS debt securities	$11,505,775	$10,846,811	100%	$6,916,491	$6,188,337	100%	93%	3%	3%	0%	1%
HTM debt securities:
U.S. Treasury securities	$535,080	$499,858	21%	$529,548	$488,551	20%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	804,220	34%	1,001,836	814,932	33%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,190,221	943,134	39%	1,235,784	1,004,697	41%	100%	—%	—%	—%	—%
Municipal securities	187,633	140,542	6%	188,872	145,791	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,917,413	$2,387,754	100%	$2,956,040	$2,453,971	100%	100%	—%	—%	—%	—%
Total debt securities	$14,423,188	$13,234,565		$9,872,531	$8,642,308

(1)Credit ratings express opinions about the credit quality of a debt security. The Company determines the credit rating of a security according to the lowest credit rating made available by nationally recognized statistical rating organizations (“NRSROs”). Investment grade debt securities are those with ratings similar to BBB- or above (as defined by NRSROs), and are generally considered by the rating agencies and market participants to be low credit risk. Ratings percentages are allocated based on fair values.
(2)For debt securities not rated by NRSROs, the Company uses other factors which include but are not limited to the priority in collections within the securitization structure, and whether the contractual payments have historically been on time.
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(4)Includes GNMA HTM debt securities totaling $86 million of amortized cost and $68 million of fair value as of December 31, 2024, and $92 million of amortized cost and $75 million of fair value of as of December 31, 2023.

As of December 31, 2024, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.4 and 7.0, respectively, compared with 3.6 and 7.5, respectively, as of December 31, 2023. The decrease in the AFS effective duration was primarily due to the purchases of floating rate GNMA securities during 2024. The decrease in the HTM effective duration was due to the portfolio seasoning. The Company estimated that the effective duration of its AFS debt securities was 3.1 for an instantaneous 100 bp parallel increase and 2.1 for an instantaneous 100 bp parallel decrease as of December 31, 2024.

Available-for-Sale Debt Securities

The fair value of AFS debt securities increased $4.7 billion or 75% to $10.8 billion in 2024 from December 31, 2023, primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $659 million as of December 31, 2024, compared with $728 million as of December 31, 2023.

As of December 31, 2024 and 2023, 99% and 97%, respectively, of the carrying value of the AFS debt securities portfolio was rated investment grade by NRSROs. Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2024 and 2023. There was no allowance for credit losses provided against the AFS debt securities as of both December 31, 2024 and 2023. Additionally, there were no credit losses recognized in earnings for both 2024 and 2023.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both December 31, 2024 and 2023.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. The composition of the loan portfolio as of December 31, 2024 was similar to the composition as of December 31, 2023.

The following table presents the composition of the Company’s total loan portfolio by loan type as of December 31, 2024 and 2023:

	December 31,
	2024		2023
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$17,397,158	32%	$16,581,079	32%
CRE:
CRE	14,655,340	28%	14,777,081	28%
Multifamily residential	4,953,442	9%	5,023,163	10%
Construction and land	666,162	1%	663,868	1%
Total CRE	20,274,944	38%	20,464,112	39%
Total commercial	37,672,102	70%	37,045,191	71%
Consumer:
Residential mortgage:
Single-family residential	14,175,446	27%	13,383,060	26%
HELOCs	1,811,628	3%	1,722,204	3%
Total residential mortgage	15,987,074	30%	15,105,264	29%
Other consumer	67,461	0%	60,327	0%
Total consumer	16,054,535	30%	15,165,591	29%
Total loans held-for-investment (1)	53,726,637	100%	52,210,782	100%
Allowance for loan losses	(702,052)		(668,743)
Loans held-for-sale	—		116
Total loans, net	$53,024,585		$51,542,155

(1)Includes $46 million and $71 million of net deferred loan fees and net unamortized premiums as of December 31, 2024, and 2023, respectively.

Commercial

The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $25.8 billion and $24.6 billion as of December 31, 2024 and 2023, respectively, with a utilization rate of 67% as of both dates. As of December 31, 2024, total C&I loans were $17.4 billion, up $816 million or 5% from December 31, 2023. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $845 million and $645 million as of December 31, 2024 and 2023, respectively. The majority of the C&I loans had variable interest rates as of both December 31, 2024, and 2023.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of December 31, 2024, and 2023:

	December 31, 2024			December 31, 2023 (1)
($ in thousands)	Amount	%	($ in thousands)	Amount	%
Industry:			Industry:
Real estate investment & management	$2,381,186	14%	Capital call lending	$2,171,367	13%
Capital call lending	2,230,457	13%	Real estate investment & management	1,970,713	12%
Media & entertainment	2,031,242	12%	Media & entertainment	1,891,199	11%
Manufacturing & wholesale	1,074,073	6%	Financial services	1,136,731	7%
Financial services	1,005,216	6%	Manufacturing & wholesale	1,110,544	7%
Infrastructure & clean energy	963,165	5%	Infrastructure & clean energy	1,023,662	6%
Tech & telecom	770,521	4%	Tech & telecom	729,922	4%
Healthcare	685,550	4%	Food production & distribution	655,340	4%
Food production & distribution	664,135	4%	Consumer finance	586,468	4%
Oil & gas	576,605	3%	Hospitality & leisure	576,328	3%
Other	5,015,008	29%	Other	4,728,805	29%
Total C&I	$17,397,158	100%	Total C&I	$16,581,079	100%

(1) Revised prior year’s segmentation to conform with the current year’s categories.

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including: property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both December 31, 2024 and 2023. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$4,953,442	24%	$5,023,164	25%
Retail	4,347,032	21%	4,297,569	21%
Industrial	3,972,389	20%	3,997,764	20%
Hotel	2,404,385	12%	2,446,504	12%
Office	2,125,210	11%	2,271,508	11%
Healthcare	788,806	4%	852,362	4%
Construction and land	666,162	3%	663,868	3%
Other	1,017,518	5%	911,373	4%
Total CRE loans	$20,274,944	100%	$20,464,112	100%

The weighted-average LTV ratio of the total CRE loan portfolio was 50% as of both December 31, 2024 and 2023. Weighted-average LTV is based on the most recent LTV, which considers the latest available appraisal and current loan commitment. Approximately 91% of total CRE loan commitments had an LTV ratio of 65% or lower as of both December 31, 2024 and 2023.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of December 31, 2024 and 2023. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	December 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,516,638	51%	$2,316,404	47%	$230,297	35%	$10,063,339	50%
Northern California	2,693,768	19%	992,406	20%	163,633	24%	3,849,807	19%
California	10,210,406	70%	3,308,810	67%	393,930	59%	13,913,146	69%
Texas	1,091,626	8%	467,796	9%	131,963	20%	1,691,385	8%
New York	732,694	5%	249,357	5%	44,597	7%	1,026,648	5%
Washington	493,972	3%	155,022	3%	10,401	1%	659,395	3%
Arizona	348,877	2%	182,955	4%	23,903	4%	555,735	3%
Nevada	293,927	2%	139,292	3%	—	—%	433,219	2%
Other markets	1,483,838	10%	450,210	9%	61,368	9%	1,995,416	10%
Total loans	$14,655,340	100%	$4,953,442	100%	$666,162	100%	$20,274,944	100%

	December 31, 2023
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,604,053	51%	$2,295,592	46%	$294,879	44%	$10,194,524	50%
Northern California	2,737,635	19%	1,055,852	21%	147,031	22%	3,940,518	19%
California	10,341,688	70%	3,351,444	67%	441,910	66%	14,135,042	69%
Texas	1,122,428	8%	445,391	9%	41,768	6%	1,609,587	8%
New York	696,950	5%	287,961	6%	43,227	7%	1,028,138	5%
Washington	495,577	3%	173,367	3%	10,375	2%	679,319	3%
Arizona	355,047	2%	148,970	3%	38,897	6%	542,914	3%
Nevada	257,105	2%	142,133	3%	6,325	1%	405,563	2%
Other markets	1,508,286	10%	473,897	9%	81,366	12%	2,063,549	10%
Total loans	$14,777,081	100%	$5,023,163	100%	$663,868	100%	$20,464,112	100%

As of both December 31, 2024 and 2023, 69% of total CRE loans were concentrated in California. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties and Risks Related to Financial Matters in this Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. Interest rates on CRE loans may be fixed, variable or hybrid. As of December 31, 2024, 57% of our CRE portfolio had variable rates, of which 52% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s exposure remained variable rate. In comparison, as of December 31, 2023, 58% of our CRE portfolio had variable rates, of which 50% had customer-level interest rate derivative contracts in place. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV.

Owner-occupied properties comprised 20% of the CRE loans as of both December 31, 2024 and 2023. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. As of December 31, 2024, 50% of our multifamily residential portfolio had variable rates, of which 45% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2023, 48% of our multifamily residential loan portfolio had variable rates, of which 40% had customer-level interest rate derivative contracts in place. These were hedging contracts offered by the Company to help our customers manage their interest rate risk while the Bank’s exposure remained variable rate.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was made up of $506 million in loans outstanding, plus $391 million in unfunded commitments as of December 31, 2024, compared with $526 million in loans outstanding, plus $672 million in unfunded commitments as of December 31, 2023. Land loans totaled $160 million as of December 31, 2024, compared with $138 million as of December 31, 2023.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential loan size was $437 thousand and $436 thousand as of December 31, 2024 and 2023, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,475,929	39%	$853,858	47%	$6,329,787	39%
Northern California	1,825,462	13%	379,692	21%	2,205,154	14%
California	7,301,391	52%	1,233,550	68%	8,534,941	53%
New York	4,303,815	31%	266,529	15%	4,570,344	29%
Washington	715,968	5%	187,220	10%	903,188	6%
Massachusetts	457,147	3%	66,181	4%	523,328	3%
Georgia	466,790	3%	20,040	1%	486,830	3%
Nevada	447,097	3%	32,578	2%	479,675	3%
Texas	468,461	3%	—	—%	468,461	3%
Other markets	14,777	0%	5,530	0%	20,307	0%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%
Lien priority:
First mortgage	$14,175,446	100%	$1,322,957	73%	$15,498,403	97%
Junior lien mortgage	—	—%	488,671	27%	488,671	3%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%

	December 31, 2023
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$4,990,848	37%	$799,571	46%	$5,790,419	38%
Northern California	1,650,905	13%	370,989	22%	2,021,894	13%
California	6,641,753	50%	1,170,560	68%	7,812,313	51%
New York	4,376,416	33%	247,202	14%	4,623,618	31%
Washington	696,028	5%	184,843	11%	880,871	6%
Massachusetts	391,666	3%	67,016	4%	458,682	3%
Georgia	432,258	3%	17,123	1%	449,381	3%
Texas	404,837	3%	33,959	2%	438,796	3%
Nevada	423,972	3%	—	—%	423,972	3%
Other markets	16,130	0%	1,501	0%	17,631	0%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%
Lien priority:
First mortgage	$13,383,060	100%	$1,331,509	77%	$14,714,569	97%
Junior lien mortgage	—	—%	390,695	23%	390,695	3%
Total	$13,383,060	100%	$1,722,204	100%	$15,105,264	100%

Consumer — Single-Family Residential Loans. The Company was in a first lien position for all of its single-family residential loans as of both December 31, 2024 and 2023. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% and 53% as of December 31, 2024 and 2023, respectively. These loans have historically experienced low delinquency and loss rates. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed-rate period.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.3 billion and $5.2 billion as of December 31, 2024 and 2023, respectively, with a utilization rate of 34% as of December 31, 2024, compared with 33% as of December 31, 2023. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 73% and 77% of total outstanding HELOCs as of December 31, 2024 and 2023, respectively. First lien HELOC LTV ratios are obtained by dividing the first lien HELOC against the value of the property at origination. Junior lien HELOCs for which the Bank also holds the first lien loan, are evaluated using combined LTV. The combined LTV measures the carrying value of the Bank’s loan and available line of credit combined with any outstanding senior liens against the value of the property at origination. The weighted-average LTV ratio was 46% and 48% as of December 31, 2024 and 2023, respectively. Many of these loans are reduced documentation loans, resulting in a low LTV ratio at origination, typically 65% or less. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both December 31, 2024 and 2023.

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

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2024:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial:
C&I	$6,779,126	$9,429,395	$1,024,787	$163,850	$17,397,158
CRE:
CRE	1,516,637	7,639,768	5,311,535	187,400	14,655,340
Multifamily residential	476,808	1,193,385	1,491,592	1,791,657	4,953,442
Construction and land	379,697	262,342	10,770	13,353	666,162
Total CRE	2,373,142	9,095,495	6,813,897	1,992,410	20,274,944
Total commercial	9,152,268	18,524,890	7,838,684	2,156,260	37,672,102
Consumer:
Residential mortgage:
Single-family residential	507	4,365	1,351,471	12,819,103	14,175,446
HELOCs	6	1,787	90,118	1,719,717	1,811,628
Total residential mortgage	513	6,152	1,441,589	14,538,820	15,987,074
Other consumer	63,145	844	3,472	—	67,461
Total consumer	63,658	6,996	1,445,061	14,538,820	16,054,535
Total loans held-for-investment	$9,215,926	$18,531,886	$9,283,745	$16,695,080	$53,726,637

Distribution of loans to changes in interest rates:
Variable-rate loans	$7,606,998	$14,737,750	$4,226,273	$4,754,561	$31,325,582
Fixed-rate loans	1,549,561	2,796,586	2,311,797	4,456,284	11,114,228
Hybrid adjustable-rate loans	59,367	997,550	2,745,675	7,484,235	11,286,827
Total loans held-for-investment	$9,215,926	$18,531,886	$9,283,745	$16,695,080	$53,726,637

Foreign Outstandings

The Company’s overseas offices, which include the branch in Hong Kong and the subsidiary bank in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign exchange risks. The following table presents the major financial assets held in the Company’s overseas offices as of December 31, 2024 and 2023:

	December 31,
	2024		2023
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$730,227	1%	$631,487	1%
AFS debt securities (1)	$752,840	1%	$546,495	1%
Loans held-for-investment (2)	$968,973	1%	$934,734	1%
Total assets	$2,474,447	3%	$2,115,857	3%
Subsidiary bank in China:
Cash and cash equivalents	$656,971	1%	$719,058	1%
AFS debt securities (3)	$127,582	0%	$120,167	0%
Loans held-for-investment (2)	$1,141,444	2%	$1,328,383	2%
Total assets	$1,971,922	3%	$2,156,548	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of December 31, 2024; comprised of U.S. Treasury securities and foreign government bonds as of December 31, 2023.
(2)Primarily comprised of C&I loans as of both December 31, 2024 and 2023.
(3)Comprised of foreign government bonds as of both December 31, 2024 and 2023.

The following table presents the total revenue generated by the Company’s overseas offices in 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$69,809	3%	$55,747	2%	$47,644	2%
Subsidiary Bank in China:
Total revenue	$29,790	1%	$32,569	1%	$38,022	2%

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

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of the Company’s common stock. The Company repurchased $144 million of common stock or 1,943,346 shares, at an average cost of $74.33 per share in 2024. In comparison, the Company repurchased $82 million of common stock or 1,506,091 shares, at an average cost of $54.56 per share in 2023. As of December 31, 2024, the total remaining amount under the repurchase authorization was $29 million, excluding excise taxes and commissions. In addition, on January 22, 2025, East West’s Board of Directors authorized the repurchase of up to an additional $300 million East West stock.

The Company’s stockholders’ equity as of December 31, 2024 increased $772 million or 11% to $7.7 billion from December 31, 2023. The increase was primarily due to $1.2 billion of net income, partially offset by $310 million of cash dividends declared and $144 million of common stock repurchases. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

The Company paid a cash dividend of $2.20 per share in 2024, an increase of 15% from 2023. In January 2025, the Company’s Board of Directors declared a first quarter 2025 cash dividend of $0.60 per share, which represents a 9% or five cents per share increase from the previous quarter. The dividend was paid on February 17, 2025, to stockholders of record as of February 3, 2025.

Deposits and Other Sources of Funding

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s sources of funds as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits:
Noninterest-bearing demand	$15,450,428	24%	$15,539,872	28%	$(89,444)	(1)%
Interest-bearing checking	7,940,692	13%	7,558,908	14%	381,784	5%
Money market	14,816,511	23%	13,108,727	23%	1,707,784	13%
Savings	1,751,620	3%	1,841,467	3%	(89,847)	(5)%
Time deposits	23,215,772	37%	18,043,464	32%	5,172,308	29%
Total deposits	$63,175,023	100%	$56,092,438	100%	$7,082,585	13%
Other Funds:
BTFP borrowings	$—	—%	$4,500,000	97%	$(4,500,000)	(100)%
FHLB advances	3,500,000	99%	—	—%	3,500,000	100%
Long-term debt	32,001	1%	148,249	3%	(116,248)	(78)%
Total other funds	$3,532,001	100%	$4,648,249	100%	$(1,116,248)	(24)%
Total sources of funds	$66,707,024		$60,740,687		$5,966,337	10%

Deposits

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. Accordingly, the Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $63.2 billion as of December 31, 2024 increased $7.1 billion or 13%, compared with the prior year, primarily due to growth in time and money market deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of December 31, 2024 and 2023:

			Change
($ in thousands)	December 31, 2024	December 31, 2023	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$32,832,926	$28,571,255	$4,261,671	15%
Commercial Banking - U.S. (1)	23,405,769	22,059,662	1,346,107	6%
International Branches (2)	3,412,262	3,172,222	240,040	8%
Treasury and Other - U.S. (3)	3,524,066	2,289,299	1,234,767	54%
Total deposits	$63,175,023	$56,092,438	$7,082,585	13%

(1)Excludes deposits presented under International Branches.
(2)Deposits of our Hong Kong branch and China subsidiary, primarily a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. offices are insured by the FDIC for up to $250,000. The deposits in the Company’s subsidiary bank in China and the branch in Hong Kong are insured by each jurisdiction’s deposit insurance authority for up to 500,000 RMB and 800,000 HKD, respectively. Uninsured deposits represent the portion of deposit accounts that exceed the insurance limits of the FDIC and each foreign jurisdiction. The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting.

The following table presents total uninsured deposits by location as of December 31, 2024 and 2023:

($ in thousands)	Domestic	China	Hong Kong	Total
Uninsured deposits as of 12/31/2024	$32,767,680	$1,453,223	$1,848,652	$36,069,555
Uninsured deposits as of 12/31/2023	$27,592,714	$1,572,592	$1,487,833	$30,653,139

Uninsured time deposits totaled $13.5 billion as of December 31, 2024. The following table presents the maturity distribution for uninsured customer time deposits by location as of December 31, 2024:

($ in thousands)	Domestic	China	Hong Kong	Total
Three months or less	$5,483,018	$109,270	$959,464	$6,551,752
Over three months through six months	4,345,073	90,663	46,243	4,481,979
Over six months through 12 months	1,524,043	296,282	31,011	1,851,336
Over 12 months	68,414	506,734	—	575,148
Total	$11,420,548	$1,002,949	$1,036,718	$13,460,215

Uninsured deposits, per regulatory requirements represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit as reported on Schedule RC-OM item 2 of the Bank’s Call Report. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation.

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of December 31, 2024 and 2023, after certain adjustments:

($ in thousands)		December 31, 2024	December 31, 2023
Uninsured deposits, per regulatory reporting requirements		$32,767,680	$27,592,714
Less: Collateralized deposits		(4,781,377)	(4,631,047)
Affiliate deposits		(485,824)	(491,992)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$27,500,479	$22,469,675

Total domestic deposits per Call Report	(b)	$60,326,394	$53,486,990
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	46%	42%

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 7 — MD&A — Results of Operations — Net Interest Income in this Form 10-K. See also the discussion of the impact of deposits on liquidity in Item 7. MD&A — Liquidity Risk Management in this Form 10-K.

Other Sources of Funding

The Company had $4.5 billion of BTFP borrowings outstanding as of December 31, 2023. These borrowings were repaid upon maturity during the first quarter of 2024.

The Company had $3.5 billion of FHLB advances as of December 31, 2024, compared with no FHLB advances as of December 31, 2023. FHLB advances as of December 31, 2024 had fixed and floating interest rates ranging from 3.87% to 4.61% with remaining maturities between 2 months and 2.0 years.

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

The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses inherent in the Company’s relevant financial assets in accordance with ASU 2016-13. The Company has elected the phase-in option provided by a final rule that delays an estimate of the current expected credit losses (“CECL”) effect on regulatory capital for two years and phases in the impact over three years. The rule permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Accordingly, our capital ratios as of December 31, 2024 reflect a delay of 25% of the estimated impact of CECL on regulatory capital.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2024 and 2023 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2024		December 31, 2023
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
CET1 capital (1)	14.3%	13.4%	13.3%	12.6%	4.5%	7.0%	6.5%
Tier 1 capital (2)	14.3%	13.4%	13.3%	12.6%	6.0%	8.5%	8.0%
Total capital	15.6%	14.7%	14.8%	13.8%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.4%	9.8%	10.2%	9.6%	4.0%	4.0%	5.0%

(1)The CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There is no requirement on CET1 capital ratio or Tier 1 leverage ratio for a well-capitalized bank holding company.
(2)The well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2024 and 2023, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets as of December 31, 2024 increased $1.3 billion to $54.9 billion from December 31, 2023, primarily due to growth across major loan portfolios.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others which are more specific to the Company’s business. The Company operates under a Board-approved ERM program. The Company’s ERM program outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, market, operational, reputational, legal, compliance, BSA/AML & OFAC, strategic, and technology risk.

The ROC of the Board of Directors monitors the ERM program through such identified enterprise risk categories and provides oversight of the Company’s risk appetite and control environment. The ROC provides focused oversight of the Company’s identified enterprise risk categories on behalf of the full Board of Directors. Under the authority of the ROC, management committees apply targeted strategies to manage the risks to which the Company’s operations are exposed.

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of revenue generating, operational and support units. The second line of defense is comprised of risk management and control functions that provide independent risk oversight of first line activities and report to the Chief Risk Officer. The Chief Risk Officer reports to both the ROC and the Chief Executive Officer. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”) who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Audit Committee. IAR provides management and the Audit Committee with an objective and independent assessment of the Bank’s credit profile and credit risk management processes. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function also evaluates and reports the overall credit risk exposure to senior management and the ROC. Reporting directly to the Board’s Audit Committee, the IAR function provides additional validation of support to the Company’s robust credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

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

The following table presents the Company’s criticized loans as of December 31, 2024 and 2023:

			Change
($ in thousands)	December 31, 2024	December 31, 2023	$	%
Criticized loans:
Special mention loans	$447,290	$404,241	$43,049	11%
Classified loans (1)	725,863	573,969	151,894	26%
Total criticized loans (2)	$1,173,153	$978,210	$194,943	20%

Special mention loans to loans held-for-investment	0.83%	0.77%
Classified loans to loans held-for-investment	1.35%	1.10%
Criticized loans to loans held-for-investment	2.18%	1.87%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans increased $195 million or 20%, to $1.2 billion from December 31, 2023, primarily driven by an increase in criticized CRE loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment.

The following table presents nonperforming assets information as of December 31, 2024 and 2023:

			Change
($ in thousands)	December 31, 2024	December 31, 2023	$	%
Commercial:
C&I	$86,165	$37,036	$49,129	133%
CRE:
CRE	2,430	23,249	(20,819)	(90)%
Multifamily residential	4,572	4,669	(97)	(2)%
Construction and land	11,316	—	11,316	100%
Total CRE	18,318	27,918	(9,600)	(34)%
Consumer:
Residential mortgage:
Single-family residential	32,423	24,377	8,046	33%
HELOCs	22,046	13,411	8,635	64%
Total residential mortgage	54,469	37,788	16,681	44%
Other consumer	66	132	(66)	(50)%
Total nonaccrual loans	159,018	102,874	56,144	55%
OREO, net	35,077	11,141	23,936	215%
Total nonperforming assets	$194,095	$114,015	$80,080	70%
Nonperforming assets to total assets	0.26%	0.16%
Nonaccrual loans to loans held-for-investment	0.30%	0.20%
Allowance for loan losses to nonaccrual loans	441.49%	650.06%

Loans are generally placed on nonaccrual status at the earlier of when they become 90 days past due or when the full collection of principal or interest becomes uncertain regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K.

Nonaccrual loans of $159 million as of December 31, 2024 increased $56 million or 55% from December 31, 2023, primarily driven by an increase in C&I nonaccrual loans. As of December 31, 2024, $49 million or 31% of nonaccrual loans were less than 90 days delinquent. In comparison, $40 million or 39% of nonaccrual loans were less than 90 days delinquent as of December 31, 2023.

The following table presents the accruing loans past due by portfolio segment as of December 31, 2024 and 2023:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	December 31, 2024	December 31, 2023	$	%	December 31, 2024	December 31, 2023
Commercial:
C&I	$22,855	$35,649	$(12,794)	(36)%	0.13%	0.21%
CRE:
CRE	5,640	3,517	2,123	60%	0.04%	0.02%
Multifamily residential	931	597	334	56%	0.02%	0.01%
Construction and land	927	13,251	(12,324)	(93)%	0.14%	2.00%
Total CRE	7,498	17,365	(9,867)	(57)%	0.04%	0.08%
Total commercial	30,353	53,014	(22,661)	(43)%	0.08%	0.14%
Consumer:
Residential mortgage:
Single-family residential	54,937	45,228	9,709	21%	0.39%	0.34%
HELOCs	19,364	21,492	(2,128)	(10)%	1.07%	1.25%
Total residential mortgage	74,301	66,720	7,581	11%	0.46%	0.44%
Other consumer	107	3,265	(3,158)	(97)%	0.16%	5.41%
Total consumer	74,408	69,985	4,423	6%	0.46%	0.46%
Total	$104,761	$122,999	$(18,238)	(15)%	0.19%	0.24%

(1)There were no accruing loans past due 90 days or more as of both December 31, 2024 and 2023.

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

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of the periods indicated:

	December 31,
	2024		2023
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$384,319	32%	$392,685	32%
CRE:
CRE	218,677	28%	170,592	28%
Multifamily residential	32,117	9%	34,375	10%
Construction and land	17,497	1%	10,469	1%
Total CRE	268,291	38%	215,436	39%
Total commercial	652,610	70%	608,121	71%
Consumer:
Residential mortgage:
Single-family residential	44,816	27%	55,018	26%
HELOCs	3,132	3%	3,947	3%
Total residential mortgage	47,948	30%	58,965	29%
Other consumer	1,494	0%	1,657	0%
Total consumer	49,442	30%	60,622	29%
Total allowance for loan losses	$702,052	100%	$668,743	100%
Allowance for unfunded credit commitments	$39,526		$37,699
Total allowance for credit losses	$741,578		$706,442
Loans held-for-investment	$53,726,637		$52,210,782
Allowance for loan losses to loans held-for-investment	1.31%		1.28%

The following table presents net charge-offs and the net charge-offs to average loans ratios based on the loan categories as of the periods indicated:

	December 31,
	2024			2023
($ in thousands)	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment
Commercial:
C&I	$118,908	$16,490,180	0.72%	$29,770	$15,497,693	0.19%
CRE:
CRE	13,823	14,587,444	0.09%	6,616	14,312,459	0.05%
Multifamily residential	(426)	5,061,821	(0.01)%	(542)	4,756,885	(0.01)%
Construction and land	2,086	666,748	0.31%	10,177	754,928	1.35%
Total CRE	15,483	20,316,013	0.08%	16,251	19,824,272	0.08%
Total commercial	134,391	36,806,193	0.37%	46,021	35,321,965	0.13%
Consumer:
Residential mortgage:
Single-family residential	26	13,753,247	0.00%	(69)	12,274,773	0.00%
HELOCs	(58)	1,751,500	0.00%	105	1,881,008	0.01%
Total residential mortgage	(32)	15,504,747	0.00%	36	14,155,781	0.00%
Other consumer	4,259	55,500	7.67%	197	65,181	0.30%
Total consumer	4,227	15,560,247	0.03%	233	14,220,962	0.00%
Total	$138,618	$52,366,440	0.26%	$46,254	$49,542,927	0.09%

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

The Company also maintains a Contingency Funding Plan that utilizes early-warning indicators that will be monitored to provide timely detection of adverse liquidity situations and enable management to promptly respond. The Contingency Funding Plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified emerging liquidity problem. Management monitors the early-warning indicators defined in the Contingency Funding Plan, which include metrics for measuring the Company’s internal liquidity status as well as company-specific and market-wide external factors. When early warning indicators are triggered, management will evaluate the severity of the emerging liquidity problem and exercise appropriate management actions to address any liquidity and funding shortfalls.

Liquidity Sources. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $63.2 billion as of December 31, 2024, compared with $56.1 billion as of December 31, 2023. The Company’s loan-to-deposit ratio was 85% as of December 31, 2024, compared with 93% as of December 31, 2023.

In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and FRB, and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Unencumbered loans and/or debt securities are pledged to the FHLB and the FRB discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. See Item 7. — MD&A — Balance Sheet Analysis — Deposits and Other Sources of Funding in this Form 10-K for further details related to the Company’s funding sources. The Company operated below its established risk limits for liquidity measures as of December 31, 2024. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its source of liquidity in the form of cash and cash equivalents and borrowing capacity with its eligible loans and debt securities as collateral. The following table presents the Company’s total cash and cash equivalents and collateralized borrowing capacity as of December 31, 2024 and 2023:

			Change
($ in thousands)	December 31, 2024	December 31, 2023	$	%
Cash and cash equivalents	$5,250,742	$4,614,984	$635,758	14%
Interest-bearing deposits with banks	48,198	10,498	37,700	359%
Collateralized borrowing capacity:
FHLB	9,928,152	12,373,002	(2,444,850)	(20)%
FRB	12,383,005	9,830,769	2,552,236	26%
Unpledged available debt securities	7,819,531	1,988,526	5,831,005	293%
Total	$35,429,628	$28,817,779	$6,611,849	23%

The Company’s cash and cash equivalents and collateralized borrowing capacity increased to $35.4 billion as of December 31, 2024, compared with $28.8 billion as of December 31, 2023. The increase was primarily related to increases in unpledged available debt securities and available borrowing capacity at the FRB due to the repayment of BTFP borrowings. This increase was partially offset by a decrease in available borrowing capacity at the FHLB, primarily due to the increase in FHLB advances. Deposit growth during 2024 allowed the Company to grow its debt securities portfolio, which was a primary driver of the increase in unpledged available securities.

Cash Requirements. In the ordinary course of business, the Company enters contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings and other cash commitments. For additional information on these obligations, see the following Notes to the Consolidated Financial Statements in this Form 10-K:

•Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net
•Note 9 — Deposits
•Note 10 — Short-Term Borrowings and Long-Term Debt

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. Because many of these commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. The Company does not expect the total commitment amounts as of December 31, 2024 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for 2024, 2023 and 2022. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. East West held $395 million and $446 million in cash and cash equivalents as of December 31, 2024 and 2023, respectively. Management believes that East West has sufficient cash and cash equivalents to meet the projected cash obligations for the coming year.

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

As of December 31, 2024, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in this Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. The ROC of the Company’s Board of Directors has primary oversight responsibility and has given the ALCO the task of market risk management. The ALCO establishes guidelines, risk measures and limits, and monitors compliance with the policies and risk limits pertaining to market risk management activities.

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

The net interest income simulation model is based on the maturity and repricing characteristics of the Company’s interest rate sensitive assets, liabilities, and related derivative contracts. This model also incorporates various assumptions, which management believes to be reasonable but may have a significant impact on the results. These key assumptions include the timing and magnitude of changes in interest rates, the yield curve evolution and shape, the correlation between various interest rate indices, financial instruments’ future repricing characteristics and spread relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit mix and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. For the year ended December 31, 2024, the Company assumed a weighted-average beta of 55% for total deposits, an increase of approximately 4% from December 31, 2023. This increase was primarily due to deposit beta assumption updates and deposit product mix changes.

As loan and debt security prepayment assumptions are key components of the Company’s model, the Company incorporates third-party vendor models to forecast prepayment behavior on mortgage loans and securities, which have mortgage loans as underlying collateral. These third-party vendor models have access to more comprehensive industry-level data that captures specific borrower and collateral characteristics over a variety of interest rate cycles. The Company will periodically assess and adjust the vendor models when appropriate to include its own available observations and expectations.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of December 31, 2024 and 2023, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
	December 31,
	2024	2023
Change in Interest Rates (in bps)	%	%
+200	4.7%	4.6%
+100	3.5%	2.7%
-100	(4.0)%	(3.3)%
-200	(7.4)%	(6.7)%

(1)The percentage change represents net interest income change over a 12-month period under market forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, the net interest income volatility expressed in relation to base-case net interest income increased in both rising and decreasing rate scenarios as of December 31, 2024. This change reflects deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.

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

	Net Interest Income Volatility
	December 31,
	2024	2023
Change in Interest Rates (in bps)	%	%
+200 Rate ramp	4.3%	4.0%
+100 Rate ramp	2.3%	2.0%
-100 Rate ramp	(2.4)%	(1.7)%
-200 Rate ramp	(4.6)%	(3.8)%

As of December 31, 2024, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term Secured Overnight Financing Rate (“SOFR”) indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of December 31, 2024, the Company designated interest rate contracts with a notional amount of $5.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.30% of the base net interest income for every 100 bp change in interest rate.

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

Economic Value of Equity at Risk

EVE is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the present value of the bank’s assets and liabilities due to changes in interest rates.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of December 31, 2024 and 2023.

	Economic Value of Equity Volatility (1)
	December 31,
	2024	2023
Change in Interest Rates (in bps)	%	%
+200	(12.5)%	(10.3)%
+100	(5.2)%	(5.4)%
-100	4.6%	3.0%
-200	9.5%	6.0%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus the various interest rate scenarios.

As of December 31, 2024, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed- rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options and collars. The Company uses interest rate swaps to hedge the variability in interest received on certain floating-rate commercial loans and interest paid on certain floating-rate borrowings. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar (“USD”) equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering any accounting hedge activity, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central counterparty clearing houses. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component in the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities, primarily foreign currency denominated deposits offered to its customers.

The Company is subject to credit risk associated with the counterparties to derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements (“RPAs”). Certain derivative contracts are required to be cleared through central counterparty clearing houses, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2024, the Company anticipates performance by all its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate and foreign currency risks as of December 31, 2024 and 2023. The Company does not have active net investment hedges as of December 31, 2024:

	December 31, 2024
			Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets (Liabilities)	Fixed Rate		Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$(27,294)	4.95%		6.47%		23.8
Interest rate swaps - Receive fixed pay floating - Forward Starting	1,000,000	(2,054)	3.90%		N/A	(2)	67.8
Interest rate collars - Buy floor sell cap	250,000	(216)	Cap: 4.58% Floor: 1.50%		4.55%		17.0
Total cash flow hedges	$5,250,000	$(29,564)

	December 31, 2023
			Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets (Liabilities)	Fixed Rate		Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$6,489	4.95%		7.32%		35.8
Interest rate swaps - Receive fixed pay floating - Forward Starting	1,000,000	32,101	3.90%		N/A	(2)	79.8
Interest rate collars - Buy floor sell cap	250,000	(1,293)	Cap: 4.58% Floor: 1.50%		5.34%		29.0
Total cash flow hedges	$5,250,000	$37,297

Net investment hedges
Derivative Contracts Hedging Net Investment in East West Bank (China) Limited
Foreign exchange forwards	$81,480	$3,394	6.75	(3)	7.05	(4)	2.7

(1)Floating rates are indexed to SOFR or Prime.
(2)The swaps are forward starting and not effective as of both December 31, 2024 and 2023.
(3)Represents the weighted average strike foreign exchange rate between Chinese Yuan (“CNY”) and USD.
(4)Represents the weighted average market foreign exchange rate between CNY and USD as of December 31, 2023.

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

A critical judgement in the process is estimating the Company’s allowance for credit losses related to macroeconomic forecasts that are incorporated into quantitative methods. As any one economic outlook is inherently uncertain, the Company utilizes a baseline and upside or downside scenarios which are applied based on a probability weighting, to better reflect management’s estimate of the expected credit losses given existing market conditions and the changes in the economic environment. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next. For further discussion on the economic forecast incorporated into the 2024 model, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The allowance for credit losses is sensitive to changes in macroeconomic forecast assumptions. Given the dynamic relationship between macroeconomic variables within the Company’s models, it is difficult to estimate the impact of a change in any one factor or input on the allowance. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variables, the Company compared the quantitative modeled estimate when applying a 100% probability weighting to the downside scenario rather than the weighting of multiple scenarios used to estimate the allowance for credit losses at December 31, 2024. Without considering model overlays and qualitative adjustments which could result in a materially different estimate, this sensitivity analysis would have been approximately $483 million higher.

This analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and is not intended to estimate changes in the overall allowance for credit losses as it does not capture all the potentially unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2024.

Fair Value Estimates

Certain financial instruments are carried at fair value on the Consolidated Balance Sheet on a recurring basis, including AFS debt securities, certain equity securities and derivatives. Changes in fair value are recorded either through earnings or other comprehensive income (loss). Other financial instruments, such as certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO and other nonperforming assets, are not carried at fair value each period but may require nonrecurring fair value adjustments primarily due to application of lower of cost or fair value accounting or write-downs of individual assets.

In determining the fair value of financial instruments, the Company uses market prices of the same or similar instruments whenever such prices are available. Changes in market conditions, such as reduced liquidity in the capital markets or changes in secondary market activities, may increase variability or reduce the availability of market prices used to determine fair value. If observable market prices are unavailable or impracticable to obtain, then fair value is estimated using modeling techniques such as discounted cash flows analysis. These modeling techniques incorporate management’s assessments regarding the assumptions that market participants would use in pricing the asset or the liability, including the risks inherent in a particular valuation technique and the risk of nonperformance. The use of methodologies or assumptions different than those used by the Company could result in different estimates of fair value of financial instruments.

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

		December 31,
		2024			2023
($ in thousands)		Total Balance (1)	Level 3		Total Balance (1)	Level 3
Total assets measured at fair value on a recurring basis		$11,395,533	$239		$6,823,916	$336
Total assets measured at fair value on a nonrecurring basis		85,872	85,872		46,760	46,760
Total assets measured at fair value	(a)	$11,481,405 (b)	$86,111	(d)	$6,870,676 (f)	$47,096
Total assets	(c)	$75,976,475		(e)	$69,612,884
Level 3 assets at fair value as a percentage of total assets		(b)/(c)	0.11%		(f)/(e)	0.07%
Level 3 assets at fair value as a percentage of total assets at fair value		(b)/(a)	0.75%		(f)/(d)	0.69%

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

The Company performed its annual goodwill impairment test on all three reporting units using a qualitative assessment. The qualitative test indicated that it was more likely than not that the fair values of all the Company’s reporting units exceeded their carrying values. The Company concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2024.

In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances such as macroeconomic conditions, industry and market considerations, financial performance, the Company’s stock price and other relevant entity- and reporting-unit specific considerations.

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

In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, tax credits, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and adjusts to accrued taxes as new information becomes available. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2024. For further information on the Company’s accounting for income taxes and significant tax attributes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes and Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Recently Adopted Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-K are return on average TCE and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for 2024 and 2023 :

		Year Ended December 31,
($ in thousands)		2024	2023
Net income	(a)	$1,165,586	$1,161,161
Add: Amortization of core deposit intangibles		—	1,763
Amortization of mortgage servicing assets		1,322	1,328
Tax effect of amortization adjustments (1)		(393)	(914)
Tangible net income (non-GAAP)	(b)	$1,166,515	$1,163,338

Average stockholders’ equity	(c)	$7,315,174	$6,482,985
Less: Average goodwill		(465,697)	(465,697)
Average other intangible assets (2)		(5,953)	(6,542)
Average tangible book value (non-GAAP)	(d)	$6,843,524	$6,010,746

ROE	(a)/(c)	15.93%	17.91%
Return on average TCE (non-GAAP)	(b)/(d)	17.05%	19.35%

		December 31,
($ and shares in thousands, except per share data)		2024	2023
Stockholders’ equity	(a)	$7,723,054	$6,950,834
Less: Goodwill		(465,697)	(465,697)
Other intangible assets (2)		(5,234)	(6,602)
Tangible book value (non-GAAP)	(b)	$7,252,123	$6,478,535

Number of common shares at period-end	(c)	138,437	140,027
Book value per share	(a)/(c)	$55.79	$49.64
Tangible book value per share (non-GAAP)	(b)/(c)	$52.39	$46.27

(1)Applied statutory rate of 29.73% for 2024 and 29.56% for 2023.
(2)Includes core deposit intangibles and mortgage servicing assets. There were no core deposit intangibles in 2024.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Allowance for loan losses for loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan losses (ALL) is established as management’s estimate of expected credit losses inherent in the Company’s lending activities. As of December 31, 2024 the ALL was $702 million, which includes the ALL for commercial loans evaluated on a collective pool basis (the commercial collective ALL). The ALL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The December 31, 2024 commercial collective ALL included quantitative and qualitative components. The Company developed and documented the commercial collective ALL methodology at the portfolio segment level. The commercial collective ALL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (C&I) and commercial real estate (CRE), which also included multifamily residential, and construction and land loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE model applies projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE model considers the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the commercial collective ALL, if these factors have not already been captured by the quantitative model.
We identified the December 31, 2024 commercial collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial collective ALL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial collective ALL estimates, including controls over the:

•development of the commercial collective ALL methodology

•continued use and appropriateness of changes made to the quantitative models

•performance monitoring of the quantitative models

•identification and determination of the significant data elements and assumptions used in the quantitative models

•development of the qualitative component

•analysis of the commercial collective ALL results, trends, and ratios.

We evaluated the Company’s process to develop the commercial collective ALL estimates by testing the models, significant data elements and assumptions that the Company used, and considered the relevance and reliability of such models, data, factors, and assumptions. We performed ratio and trend analysis over key ratios and peer comparison information relevant to the commercial collective ALL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s commercial collective ALL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the assessment, conceptual soundness and performance testing of the quantitative models, which are based on historical loss experience by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•evaluating the judgments made by the Company in selecting the macroeconomic forecast scenarios, including the reasonable and supportable period and the related probability-weighted macroeconomic forecast scenarios

•determining whether the loan portfolio is pooled based on loans with similar risk characteristics by comparing to the Company’s business environment and relevant industry practices

•evaluating risk ratings for a selection of collectively evaluated commercial loans

•evaluating the conceptual soundness of the framework used to develop the qualitative factors and the effect of those factors on the commercial collective ALL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the commercial collective ALL estimates by evaluating the:

•cumulative results of audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 28, 2025

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	December 31,
	2024	2023
ASSETS
Cash and due from banks	$360,734	$444,793
Interest-bearing cash with banks	4,890,008	4,170,191
Cash and cash equivalents	5,250,742	4,614,984
Interest-bearing deposits with banks	48,198	10,498
Securities purchased under resale agreements (“resale agreements”)	425,000	785,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $11,505,775 and $6,916,491)	10,846,811	6,188,337
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,387,754 and $2,453,971)	2,917,413	2,956,040
Loans held-for-sale	—	116
Loans held-for-investment (net of allowance for loan losses of $702,052 and $668,743)	53,024,585	51,542,039
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	926,640	905,036
Premises and equipment (net of accumulated depreciation of $166,154 and $157,622)	82,233	86,370
Operating lease right-of-use assets	81,967	94,024
Goodwill	465,697	465,697
Other assets	1,907,189	1,964,743
TOTAL	$75,976,475	$69,612,884
LIABILITIES
Deposits:
Noninterest-bearing	$15,450,428	$15,539,872
Interest-bearing	47,724,595	40,552,566
Total deposits	63,175,023	56,092,438
Bank Term Funding Program (“BTFP”) borrowings	—	4,500,000
Federal Home Loan Bank (“FHLB”) advances	3,500,000	—
Long-term debt and finance lease liabilities	35,974	153,011
Operating lease liabilities	89,263	102,353
Accrued expenses and other liabilities	1,453,161	1,814,248
Total liabilities	68,253,421	62,662,050
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,925,379 and 169,372,230 shares issued	170	169
Additional paid-in capital	2,030,712	1,980,818
Retained earnings	7,311,542	6,465,230
Treasury stock, at cost 31,488,080 and 29,344,863 shares	(1,034,110)	(874,787)
Accumulated other comprehensive loss (“AOCI”), net of tax	(585,260)	(620,596)
Total stockholders’ equity	7,723,054	6,950,834
TOTAL	$75,976,475	$69,612,884

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$3,490,979	$3,172,746	$2,048,301
Debt securities	449,065	276,190	198,906
Assets purchased under resale agreements	11,254	20,164	29,767
Restricted equity securities	10,104	4,062	3,144
Interest-bearing cash and deposits with banks	231,794	220,643	41,113
Total interest and dividend income	4,193,196	3,693,805	2,321,231
INTEREST EXPENSE
Deposits	1,720,174	1,205,550	251,838
Federal funds purchased and other short-term borrowings	42,163	157,002	1,801
FHLB advances	147,269	6,430	1,754
Securities sold under repurchase agreements (“repurchase agreements”)	197	1,497	14,362
Long-term debt and finance lease liabilities	4,677	11,072	5,595
Total interest expense	1,914,480	1,381,551	275,350
Net interest income before provision for credit losses	2,278,716	2,312,254	2,045,881
Provision for credit losses	174,000	125,000	73,500
Net interest income after provision for credit losses	2,104,716	2,187,254	1,972,381
NONINTEREST INCOME
Deposit account fees	103,880	93,811	95,177
Lending fees	98,455	83,876	79,208
Foreign exchange income	54,605	48,276	41,416
Wealth management fees	38,627	26,994	27,738
Customer derivative income	16,401	20,200	29,057
Net gains on sales of loans	44	3,634	6,411
Net gains (losses) on AFS debt securities	2,069	(6,862)	1,306
Other investment income	5,611	9,348	7,037
Other income	15,526	15,987	11,316
Total noninterest income	335,218	295,264	298,666
NONINTEREST EXPENSE
Compensation and employee benefits	550,734	508,538	477,635
Occupancy and equipment expense	64,399	62,763	62,501
Deposit account expense	47,390	43,143	25,508
Computer and software related expenses	47,271	44,475	42,776
Deposit insurance premiums and regulatory assessments	45,736	103,308	19,449
Other operating expense	148,301	140,222	118,166
Amortization of tax credit and CRA investments	54,242	120,299	113,358
Total noninterest expense	958,073	1,022,748	859,393
INCOME BEFORE INCOME TAXES	1,481,861	1,459,770	1,411,654
Income tax expense	316,275	298,609	283,571
NET INCOME	$1,165,586	$1,161,161	$1,128,083
EARNINGS PER SHARE (“EPS”)
BASIC	$8.39	$8.23	$7.98
DILUTED	$8.33	$8.18	$7.92
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	138,898	141,164	141,326
DILUTED	139,958	141,902	142,492

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,165,586	$1,161,161	$1,128,083
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	48,845	81,763	(508,799)
Reclassification of unrealized losses on debt securities transferred from AFS to HTM	—	—	(112,991)
Amortization of unrealized losses on debt securities transferred from ASF to HTM	10,884	11,171	12,678
Net changes in unrealized (losses) gains on cash flow hedges	(23,411)	52,155	(49,788)
Foreign currency translation adjustments	(982)	(56)	(16,348)
Other comprehensive income (loss)	35,336	145,033	(675,248)
COMPREHENSIVE INCOME	$1,200,922	$1,306,194	$452,835

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2021	141,907,954	$1,893,725	$4,683,659	$(649,785)	$(90,381)	$5,837,218
Net income	—	—	1,128,083	—	—	1,128,083
Other comprehensive loss	—	—	—	—	(675,248)	(675,248)
Issuance of common stock pursuant to various stock compensation plans and agreements	671,871	42,832	—	—	—	42,832
Repurchase of common stock pursuant to various stock compensation plans and agreements	(246,462)	—	—	(19,087)	—	(19,087)
Repurchase of common stock pursuant to the stock repurchase program	(1,385,517)	—	—	(99,990)	—	(99,990)
Cash dividends on common stock ($1.60 per share)	—	—	(229,196)	—	—	(229,196)
BALANCE, DECEMBER 31, 2022	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	1,161,161	—	—	1,161,161
Other comprehensive income	—	—	—	—	145,033	145,033
Issuance of common stock pursuant to various stock compensation plans and agreements	913,185	44,430	—	—	—	44,430
Repurchase of common stock pursuant to various stock compensation plans and agreements	(327,573)	—	—	(23,751)	—	(23,751)
Repurchase of common stock pursuant to the stock repurchase program	(1,506,091)	—	—	(82,174)	—	(82,174)
Cash dividends on common stock ($1.92 per share)	—	—	(274,215)	—	—	(274,215)
BALANCE, DECEMBER 31, 2023	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (2)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	1,165,586	—	—	1,165,586
Other comprehensive income	—	—	—	—	35,336	35,336
Issuance of common stock pursuant to various stock compensation plans and agreements	553,149	49,895	—	—	—	49,895
Repurchase of common stock pursuant to various stock compensation plans and agreements	(199,871)	—	—	(14,877)	—	(14,877)
Repurchase of common stock pursuant to the stock repurchase program	(1,943,346)	—	—	(144,446)	—	(144,446)
Cash dividends on common stock ($2.20 per share)	—	—	(309,792)	—	—	(309,792)
BALANCE, DECEMBER 31, 2024	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054

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

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,165,586	$1,161,161	$1,128,083
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	174,000	125,000	73,500
Depreciation and amortization	198,447	163,460	159,851
Amortization of premiums (accretion of discount), net	13,891	10,723	56,703
Stock compensation costs	45,535	39,867	37,601
Deferred income tax benefit	(14,283)	(49,139)	(43,988)
Net gains on sales of loans	(44)	(3,634)	(6,411)
Net (gains) losses on AFS debt securities	(2,069)	6,862	(1,306)
Impairment on other real estate owned (“OREO”) and other foreclosed assets	7,735	—	6,861
Net gains on sales of OREO and other foreclosed assets	(460)	(3,451)	(3,042)
Loans held-for-sale:
Originations	(2,881)	(116)	(447)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	3,020	—	461
Distributions received from equity method investees	5,645	11,282	7,586
Net change in accrued interest receivable and other assets	63,743	(146,270)	187,512
Net change in accrued expenses and other liabilities	(242,443)	105,304	461,385
Other operating activities, net	(3,755)	3,860	1,673
Total adjustments	246,081	263,748	937,939
Net cash provided by operating activities	1,411,667	1,424,909	2,066,022
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(378,305)	(228,550)	(167,303)
Interest-bearing deposits with banks	(38,352)	128,523	596,994
Assets purchased under resale agreements:
Proceeds from paydowns and maturities	360,000	219,917	1,951,388
Purchases	—	(212,725)	(390,077)
AFS debt securities:
Proceeds from sales	1,428,829	3,138	129,181
Proceeds from repayments, maturities and redemptions	1,547,058	1,470,819	896,726
Purchases	(7,599,454)	(1,549,846)	(1,070,608)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	54,249	61,744	75,635
Purchases	—	—	(50,000)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	715,088	711,862	602,725
Purchases	(1,000,637)	(600,930)	(657,620)
Other changes in loans held-for-investment, net	(1,341,549)	(4,166,572)	(6,516,182)
Proceeds from sales of OREO and other foreclosed assets	33,055	3,721	6,482
Distributions received from equity method investees	23,598	23,774	18,221
Purchases of FHLB stock, net	(84,079)	—	—
Other investing activities, net	(14,704)	(112,036)	(8,454)
Net cash used in investing activities	(6,295,203)	(4,247,161)	(4,582,892)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	7,108,377	144,468	2,709,427
Net change in short-term borrowings	(4,500,000)	4,500,000	6
FHLB advances:
Proceeds	4,000,400	6,000,000	4,950,200
Repayments	(500,400)	(6,000,000)	(5,200,200)
Repurchase agreements:
Repayment	—	(300,000)	—
Extinguishment cost	—	(3,872)	—
Long-term debt and lease liabilities:
Repayment of junior subordinated debt and lease liabilities	(117,437)	(871)	(943)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,023	3,208	3,178
Stock tendered for payment of withholding taxes	(14,877)	(23,751)	(19,087)
Repurchase of common stock pursuant to the stock repurchase program	(143,082)	(82,174)	(99,990)
Cash dividends paid	(308,478)	(274,554)	(228,381)
Net cash provided by financing activities	5,527,526	3,962,454	2,114,210
Effect of exchange rate changes on cash and cash equivalents	(8,232)	(7,002)	(28,491)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	635,758	1,133,200	(431,151)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,614,984	3,481,784	3,912,935
CASH AND CASH EQUIVALENTS, END OF YEAR	$5,250,742	$4,614,984	$3,481,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,057,967	$1,213,319	$249,587
Income taxes, net	$246,945	$291,685	$281,269
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$659,322	$739,379	$623,777
Securities transferred from AFS to HTM debt securities	$—	$—	$3,010,003
Loans transferred to OREO or other foreclosed assets	$67,379	$11,141	$270

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2024, the Company operated in over 110 locations in the United States (“U.S.”) and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches and offices are located in California, Texas, New York, Washington, Georgia, Massachusetts, Illinois, and Nevada. In Asia, East West’s presence included full-service branches in Hong Kong, Shanghai, Shantou and Shenzhen, representative offices in Beijing, Chongqing, Guangzhou, Xiamen and Singapore, and administrative support offices in Beijing and Shanghai. The Bank has a banking subsidiary based in China — East West Bank (China) Limited.

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and common practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2024 presentation.

Principles of Consolidation — The Consolidated Financial Statements in this Form 10-K include the accounts of East West and its subsidiaries that are majority owned and in which the Company has a controlling financial interest, and variable interest entities (“VIE”) in which the Company has determined to be the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE. Voting interest entities are entities that have sufficient equity and provide the equity investors voting rights that enable them to make significant decisions relating to the entity’s operations.

VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. For a VIE, a controlling financial interest is where the Company has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. If it is determined that the Company does not have a variable interest in the entity, no further analysis is required and the entity is not consolidated. The Variable Interest Model applies to all legal entities, including corporations, partnerships, limited liability companies and trusts. For an entity that does not meet the definition of a VIE, the entity is determined to be a voting interest entity. The Company consolidates a voting interest entity if it can exert control over the financial and operating policies of an investee, which can occur if the Company has a more than 50% voting interest in the entity. For unconsolidated voting interest entities or VIE, the Company uses the proportional amortization method (“PAM”), equity, cost or measurement alternative method based on the Company’s voting or economic interest.

East West has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust has not been consolidated by the Company.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank (“FRB”) of San Francisco and other financial institutions, and federal funds sold with original maturities up to three months.

Interest-Bearing Deposits with Banks — Interest-bearing deposits with banks include cash placed with other banks with original maturities greater than three months and less than one year.

Assets Purchased under Resale Agreements and Securities Sold under Repurchase Agreements — Resale agreements are recorded as receivables based on the values at which the securities or loans are acquired. Repurchase agreements are accounted for as collateralized financing transactions and recorded as liabilities based on the values at which the securities are sold. The Company monitors the values of the underlying assets collateralizing the resale and repurchase agreements, including accrued interest, and obtains or posts additional collateral in order to maintain the appropriate collateral requirements for the transactions. For allowance for credit losses on resale agreements, refer to the Allowance for Collateral-Dependent Financial Assets section of this note for details.

Debt Securities — Debt securities are recorded on the Consolidated Balance Sheet as of their trade dates. The Company initially classifies its debt securities as trading securities, AFS or HTM debt securities based on management’s intention on the date of the purchase. Debt securities are purchased for liquidity and investment purposes, as part of asset/liability management and other strategic activities.

Debt securities for which the Company has the positive intention and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of allowance for credit losses. Debt securities not classified as trading securities or HTM securities are classified as AFS. AFS debt securities are reported at fair value, net of the allowance for credit losses, with unrealized gains and losses recorded in AOCI, net of applicable income taxes. For details of the allowance for credit losses on debt securities, refer to the Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Debt Securities sections of this note. Interest income, including any amortization of premium or accretion of discount, is included in debt securities of interest and dividend income in the Company’s Consolidated Statement of Income. The Company recognizes realized gains and losses on the sale of AFS debt securities in earnings, using the specific identification method.

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

Equity Securities — The Company’s equity securities include both marketable and non-marketable equity securities. Marketable equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses due to changes in fair value; and are included in Other investment income on the Consolidated Statement of Income. Marketable equity securities include mutual fund investments, which are included in Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

Non-marketable equity securities including tax credit investments, and other equity investments that do not have readily determinable fair values are recorded in Affordable housing partnership, tax credit and CRA investments, net, and Other assets on the Consolidated Balance Sheet and are accounted for under one of the following accounting methods:
•Equity Method — When the Company has the ability to exercise significant influence over the investee.
•Cost Method — The cost method is applied to restricted equity securities held for membership and regulatory purposes, such as FRB of San Francisco and FHLB stock. These investments are held at their cost minus impairment. If impaired, the carrying value is written down to the fair value of the security.

•Measurement Alternative — This method is applied to all remaining non-marketable equity securities. These securities are carried at cost adjusted for impairment, if any, plus or minus observable price changes in orderly transactions of an identical or similar security of the same issuer.

The Company’s impairment review for equity method, cost method and measurement alternative securities typically includes an analysis of the facts and circumstances of each security, the intent or requirement to sell the security, the expectations of cash flows, capital needs and the viability of its business model. For equity and cost method investments, the Company reduces the asset’s carrying value when the Company considers declines in value to be other-than-temporary impairment (“OTTI”). For securities accounted for under the measurement alternative, the Company reduces the asset value when the fair value is less than the carrying value, without the consideration of recovery.

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

Loan Modifications — The Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made to borrowers experiencing financial difficulty. Under ASC 310-20-35-9 to 310-20-35-10, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as a continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification made to borrowers experiencing financial difficulty may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified.

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

Premises and Equipment, Net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	25 years
Furniture, fixtures and equipment	7 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently as events occur or circumstances change that indicate a potential impairment at the reporting unit level. The Company assesses goodwill for impairment at each operating segment level. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. For information on how the reporting units are identified and the components are aggregated, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying value, quantitative tests are not required. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. Factors considered in the qualitative assessments include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other relevant entity- and reporting-unit specific considerations. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. Goodwill impairment loss is recorded as a charge to noninterest expense and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are not allowed.

Derivatives — As part of its asset/liability management strategy, the Company uses derivative financial instruments to mitigate exposure to interest rate and foreign currency risks, and to assist customers with their risk management objectives. Derivatives utilized by the Company primarily include swaps, forwards and option contracts. Derivative instruments are included in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet at fair value. All derivatives designated as fair value hedges and hedges of the net investments in certain foreign operations are linked to specific hedged items or to groups of specific assets and liabilities on the Consolidated Balance Sheet. Cash flow hedges are linked to the forecasted transactions related to a recognized asset/liability or to groups of recognized assets/liabilities. The related cash flows impacts of derivatives are recognized on the Cash flows from operating activities section on the Consolidated Statement of Cash Flows.

The Company uses accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported in the same line item where the earnings effect of the hedged item is presented, as Interest expense or Interest and dividend income on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments or receipts, the change in the fair value of hedges is recognized in AOCI on the Consolidated Balance Sheet and reclassified to earnings in the same period when the hedged cash flows impact earnings. The changes in the fair value of the hedging instrument are recorded in the same income statement line item as the hedged item’s expense or income is recorded. For example, fair value changes of hedged on borrowings are recorded within Interest expense, and fair value changes of hedges on loan assets are recorded as interest income within Interest and dividend income on the Consolidated Statements of Income.

To qualify as an accounting hedge under the hedge accounting rules (versus an economic hedge where hedge accounting is not sought), a derivative must be highly effective in offsetting the risk designated as being hedged at the inception and on an ongoing basis. The Company evaluates the hedge effectiveness and formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. Subsequent to inception, on a quarterly basis, the Company assesses whether the derivatives used in hedging transactions are highly effective in offsetting changes in the fair value of the hedged items or the cash flows of attributable hedged risks. The quarterly assessment is performed on both a prospective basis (to reconfirm forward-looking expectations that the hedge will be highly effective) and a retrospective basis (to determine whether the hedging relationship was highly effective).

The Company discontinues hedge accounting prospectively when (i) a derivative is no longer highly effective in offsetting the risk being hedged; (ii) a derivative expires, or is sold, terminated or exercised, or (iii) the Company determines that designation of a derivative as a hedge is no longer appropriate. If a fair value hedge is discontinued, the derivative will continue to be recorded on the Consolidated Balance Sheet at fair value with changes in fair value recognized on the Consolidated Statement of Income. When the hedged net investment is discontinued, any amounts that have not yet been recognized in earnings remain in AOCI until the net investment is either sold or substantially liquidated where the changes in the fair value of the derivatives are reclassified out of AOCI into Foreign exchange income on the Consolidated Statement of Income. If a cash flow hedge is discontinued but the hedged forecasted cash flow is still expected to happen, the derivative net gain or loss will remain in AOCI and be reclassified into earnings in the periods in which the hedged forecasted cash flow affects earnings. If a cash flow hedge is discontinued and it becomes probable that the forecasted cash flow is not expected to happen, the derivative net gain or loss will be reclassified into earnings immediately.

The Company also offers various interest rate, commodity and foreign exchange derivative products to customers. These derivative contracts are recorded at fair value with changes in fair value recorded in Customer derivative income or Foreign exchange income on the Consolidated Statement of Income.

From time to time, the Company obtains equity warrants to purchase preferred and/or common stock of public or private companies it provides loans to as part of the Company’s loan origination process. Separately, the Company granted performance-based restricted stock units (“RSUs”) as part of its consideration for its investment in Rayliant Global Advisors Limited (“Rayliant”) during the third quarter of 2023. The vesting of these performance-based RSUs is contingent on Rayliant meeting certain financial performance targets during the future performance period. These equity contracts are accounted for as derivatives and recorded at fair value in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet with changes in fair value recorded in Lending fees, for equity warrants related to the loan origination process, or Other investment income, for performance-based RSU’s related to Rayliant, on the Consolidated Statement of Income.

The Company is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. Valuation of derivative assets and liabilities reflect the value of the instrument inclusive of the nonperformance risk. The Company uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Company takes into account the impact of master netting arrangements that allow the Company to set off all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash and securities collateral. The Company elects to offset derivative transactions with the same counterparty on the Consolidated Balance Sheet when a derivative transaction has a legally enforceable master netting arrangement and when it is eligible for netting under ASC 210-20-45-1, Balance Sheet Offsetting: Netting Derivative Positions on Balance Sheet. Derivative balances and related cash collateral are presented net on the Consolidated Balance Sheet. In addition, the Company applies the Settlement to Market treatment for the cash variation margin received/pledged on our interest rate and commodity contracts cleared through certain centrally cleared counterparties. As a result, derivative balances with these counterparties are considered settled by the variation margin.

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

Stock-Based Compensation — The Company grants time-based RSUs, which include service conditions for vesting. RSUs that vest in the form of shares of the Company’s common stock are classified as equity. Compensation cost for these time-based awards is based on the quoted market price of the Company’s common stock at the grant date. RSUs that will be settled in cash instead of shares are liability classified awards and compensation cost for these awards is adjusted to fair value based on changes in the Company’s stock price up to the settlement date. In addition, the Company grants performance-based RSUs, which contain additional performance goals and market conditions that are required to be met in order for the awards to vest. Compensation expense for these performance-based RSUs is based on the grant-date fair value considering both performance and market conditions. Subsequently, the Company evaluates the probable outcome of the performance conditions quarterly and makes cumulative adjustments for current and prior periods in compensation expense in the period of change. Market conditions subsequent to the grant date have no impact on the amount of compensation expense. Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. Forfeitures are estimated at the time of grant and are updated quarterly. As stock-based compensation expense is estimated based on awards ultimately expected to vest, it is reduced by the expense related to awards expected to be forfeited. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. Refer to Note 13 — Stock Compensation Plans on the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers — The Company recognizes two primary types of revenue on its Consolidated Statement of Income: Net interest income and Noninterest income. The Company’s revenue from contracts with customers consists of service charges and fees related to deposit accounts, card income and wealth management fees. These revenue streams as described below comprised 43%, 41% and 41% of total noninterest income for the years ended December 31, 2024, 2023 and 2022, respectively.
•Deposit Service Charges and Related Fee Income — The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. The deposit account services include ongoing account maintenance, as well as certain optional services such as various in-branch services, automated teller machine/debit card usage, wire transfer services or check orders. In addition, treasury management and business account analysis services are offered to commercial deposit customers. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transaction fees, generally recognized by the Company at the point when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated. Deposit service charges and related fee income are recognized in all operating segments and included in Deposit account fees on the Consolidated Statement of Income.

•Card Income — Card income consists of merchant referral fees and interchange income. For merchant referral fees, the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. The Company receives monthly fees net of consideration it pays to the acquiring bank performing the merchant card processing services. The Company recognizes revenue on a monthly basis when the uncertainty associated with the variable referral fees is resolved after the Company receives monthly statements from the acquiring bank. For interchange income, the Company, as a card issuer, has a stand ready performance obligation to authorize, clear, and settle card transactions. The Company earns or pays interchange fees, which are percentage-based on each transaction, and based on rates published by the corresponding payment network for transactions processed using their network. The Company measures its progress toward the satisfaction of its performance obligation over time as services are rendered, and the Company provides continuous access to this service and settles transactions as its customer or the payment network requires. Interchange income is presented net of direct costs paid to the customer and entities in their distribution chain, which are transaction-based expenses such as rewards program expenses and certain network costs. Revenue is recognized when the net profit is determined by the payment networks at the end of each day. Card income is recognized in consumer and business banking, and commercial banking segments and included in Deposit account fees on the Consolidated Statement of Income.
•Wealth Management Fees — The Company provides investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker-dealer with whom the Company engages. Wealth management fees are recognized in both consumer and business banking, and commercial banking segments

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company’s income tax provision and related tax accruals requires the use of estimates and judgments. Income tax expense consists of two components: current and deferred. Current tax expense represents taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Income tax liabilities (receivables) represent the estimated amounts due to (due from) the various taxing jurisdictions where the Company has established a tax presence and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. Deferred tax expense results from changes in deferred tax assets and liabilities between period, and is determined using the balance sheet method. Under the balance sheet method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Management regularly reviews the Company’s tax positions and deferred tax balances. In concluding whether a valuation allowance is required, the Company considers all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. Deferred tax assets net of deferred tax liabilities are included in Other assets on the Consolidated Balance Sheet.

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

The Company uses the PAM for affordable housing partnership investments, whereby the associated tax credits are recognized as a reduction to tax expense. Upon the adoption of ASU 2023-02 on January 1, 2024, the Company also began applying the PAM to new markets, historic, production and renewable energy tax credit investments. Under PAM, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income. The Company also holds investments in other tax credit investments using either equity method or the measurement alternative method of accounting. These tax credits are recognized on the Consolidated Financial Statements to the extent they are utilized on the Company’s income tax returns in the year the credit arises under the flow through method of accounting.

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

Foreign Currency Translation — The Company’s foreign subsidiary in China, East West Bank (China) Limited’s functional currency is in Chinese Renminbi (“RMB”). As a result, assets and liabilities of East West Bank (China) Limited are translated, for the consolidation purpose, from its functional currency into the reporting currency U.S. dollar (“USD”) using period-end spot foreign exchange rates. Revenues and expenses of East West Bank (China) Limited are translated, for the purpose of consolidation, from its functional currency into the reporting currency USD at the transaction date foreign exchange rates. The effects of those translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are reported in Foreign exchange income on the Consolidated Statement of Income.

Accounting Pronouncements Adopted in 2024

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU 2023-02, Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	January 1, 2024
ASU 2023-02 expands the scope of the PAM to equity tax credit investment programs if certain conditions are met. Previously, the PAM could only be used for investments in low-income housing tax credit structures. Under this guidance, companies are able to elect, on a tax credit program-by-tax credit program basis, to apply the PAM to all equity investments meeting the criteria in ASC 323-740-25-1.

The amendments in this guidance must be applied on a modified retrospective or a retrospective basis.

The Company adopted ASU 2023-02 on January 1, 2024, for all tax credit investments under a modified retrospective basis. The impact of the adoption decreased opening retained earnings on January 1, 2024 by $9 million.

Accounting Pronouncements Adopted in 2024 (continued)

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	December 31, 2024
ASU 2023-07 expands the disclosure requirements for reportable segments of public entities by adding the following disclosure requirements:

• Requires, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss.
• Requires, on an annual and interim basis, amount and composition of other segment items. This amount reconciles segment revenues, less the significant segment expenses, to the reported measure of segment profit or loss.
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
The Company adopted ASU 2023-07 on December 31, 2024. The amendments have been applied retrospectively to all prior periods presented.

The following standards were adopted on January 1, 2024, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2023-01, Leases (Topic 842): Common Control Arrangements
•ASU 2022-03, Fair Value Measurement (Topic 820) Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Recent Accounting Pronouncements Yet to be Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	December 31, 2025 Early adoption is permitted.	ASU 2023-09 amends the disclosure requirements for income taxes, including the requirement for further disaggregation of the income tax rate reconciliation and income taxes paid disclosures.

		The amendments in this guidance must be applied prospectively, with the option to apply retrospectively.	The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.
ASU No. 2024-03, Income Statement —Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027 Early adoption is permitted.
ASU 2024-03 requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. Disclosures of disaggregated expenses include the following:

• The amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion and amortization of capitalized costs related to oil- and gas-producing activities in each relevant expense caption.
• A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
The Company is currently evaluating the impact of this guidance on the Company’s Consolidated Financial Statements.

The following standards were adopted on January 1, 2025, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
•ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements

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

Exchange-traded equity securities are measured based on quoted prices on an active exchange market, and classified as Level 1. Effective January 24, 2024, all of the outstanding shares of Visa B common stock (“Visa B shares”) were redenominated to Visa Class B-1 common stock (“Visa B-1 shares”). On April 8, 2024, Visa commenced an initial exchange offer for any and all outstanding Visa B-1 shares. In exchange for the Company’s 2,266 Visa B-1 shares, the Company received 1,133 Visa Class B-2 common stock (“Visa B-2 shares”) and 449 Visa Class C common stock (“Visa C shares”). The Visa B-2 shares remain subject to transfer restrictions and will continue to be held at cost. As the Visa C shares are convertible into Visa’s publicly traded Class A common stock (“Visa A shares”), the Company recognized the Visa C shares at fair value of $568 thousand based on the closing price of the Visa A shares as of December 31, 2024.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the applicable foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. In addition, the Bank managed its foreign currency exposure in the net investment in its China subsidiary, East West Bank (China) Limited, a non-USD functional currency subsidiary, with foreign currency non-deliverable forward contracts. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — Credit contracts utilized by the Company are comprised of credit risk participation agreements (“RPAs”) between the Company and institutional counterparties. The fair value of the RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Due to the observable nature of all other significant inputs used in deriving the estimated fair value, credit contracts are classified as Level 2.

Equity Contracts — Equity contracts consist of warrants to purchase common or preferred stock of public and/or private companies, and any liability-classified contingently issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. For warrants from public companies, the model uses the underlying stock price, stated strike price, warrant expiration date, risk-free interest rate based on a duration-matched U.S. Treasury rate, and market-observable company-specific equity volatility as inputs to value the warrants. Due to the observable nature of the inputs used in deriving the estimated fair value, warrants from public companies are classified as Level 2. For warrants from private companies, the model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and equity volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both equity volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the equity volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the equity volatility and liquidity discount assumptions is performed.

In connection with the Company’s acquisition of a 49.99% equity interest in Rayliant during the third quarter of 2023, the Company granted 349,138 performance-based RSUs as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on Rayliant meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and operating EBITDA of Rayliant to be achieved during the future performance period, and these performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$638,265	$—	$—	$638,265
U.S. government agency and U.S. government sponsored enterprise debt securities	—	262,587	—	262,587
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	426,214	—	426,214
Residential mortgage-backed securities	—	7,738,260	—	7,738,260
Municipal securities	—	250,153	—	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	258,470	—	258,470
Residential mortgage-backed securities	—	433,608	—	433,608
Corporate debt securities	—	526,166	—	526,166
Foreign government bonds	—	233,880	—	233,880
Asset-backed securities	—	34,715	—	34,715
Collateralized loan obligations (“CLOs”)	—	44,493	—	44,493
Total AFS debt securities	$638,265	$10,208,546	$—	$10,846,811
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,817	$4,204	$—	$25,021
Total affordable housing partnership, tax credit and CRA investments, net	$20,817	$4,204	$—	$25,021
Other assets:
Equity securities (2)	$568	$—	$—	$568
Total other assets	$568	$—	$—	$568
Derivative assets:
Interest rate contracts	$—	$385,311	$—	$385,311
Foreign exchange contracts	—	89,083	—	89,083
Credit contracts	—	1	—	1
Equity contracts	—	—	239	239
Commodity contracts	—	48,499	—	48,499
Gross derivative assets	$—	$522,894	$239	$523,133
Netting adjustments (3)	$—	$(427,292)	$—	$(427,292)
Net derivative assets	$—	$95,602	$239	$95,841
Derivative liabilities:
Interest rate contracts	$—	$414,172	$—	$414,172
Foreign exchange contracts	—	71,254	—	71,254
Equity contracts (4)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	45,328	—	45,328
Gross derivative liabilities	$—	$530,766	$15,119	$545,885
Netting adjustments (3)	$—	$(112,284)	$—	$(112,284)
Net derivative liabilities	$—	$418,482	$15,119	$433,601

Refer to footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,060,375	$—	$—	$1,060,375
U.S. government agency and U.S. government sponsored enterprise debt securities	—	364,446	—	364,446
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	468,259	—	468,259
Residential mortgage-backed securities	—	1,727,594	—	1,727,594
Municipal securities	—	261,016	—	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	367,516	—	367,516
Residential mortgage-backed securities	—	553,671	—	553,671
Corporate debt securities	—	502,425	—	502,425
Foreign government bonds	—	227,874	—	227,874
Asset-backed securities	—	42,300	—	42,300
CLOs	—	612,861	—	612,861
Total AFS debt securities	$1,060,375	$5,127,962	$—	$6,188,337
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,509	$4,150	$—	$24,659
Total affordable housing partnership, tax credit and CRA investments, net	$20,509	$4,150	$—	$24,659
Derivative assets:
Interest rate contracts	$—	$473,907	$—	$473,907
Foreign exchange contracts	—	57,072	—	57,072
Credit contracts	—	1	—	1
Equity contracts	—	—	336	336
Commodity contracts	—	79,604	—	79,604
Gross derivative assets	$—	$610,584	$336	$610,920
Netting adjustments (3)	$—	$(312,792)	$—	$(312,792)
Net derivative assets	$—	$297,792	$336	$298,128
Derivative liabilities:
Interest rate contracts	$—	$433,936	$—	$433,936
Foreign exchange contracts	—	42,564	—	42,564
Equity contract (4)	$—	$—	$15,119	$15,119
Credit contracts	—	25	—	25
Commodity contracts	—	121,670	—	121,670
Gross derivative liabilities	$—	$598,195	$15,119	$613,314
Netting adjustments (3)	$—	$(76,170)	$—	$(76,170)
Net derivative liabilities	$—	$522,025	$15,119	$537,144

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $7.2 billion and $1.2 billion of fair value as of December 31, 2024 and 2023, respectively.
(2)Consists of exchange-traded equity securities. For additional information, see Assets and Liabilities Measured at Fair Value on a Recurring Basis — Equity Securities in Note 2 — Fair Value Measurement and Fair Value of Financial Instruments in this Form 10-K.
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

For the years ended December 31, 2024, 2023 and 2022, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Derivative assets:
Equity contracts
Beginning balance	$336	$323	$215
Total (losses) gains included in earnings (1)	(97)	(79)	17
Issuances	—	92	91
Ending balance	$239	$336	$323
Derivative liabilities:
Equity contracts (2)
Beginning balance	$15,119	$—	$—
Issuances	—	15,119	—
Ending balance	$15,119	$15,119	$—

(1)Includes unrealized (losses) gains recorded in Lending fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2024 and 2023. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs
December 31, 2024
Derivative assets:
Equity contracts	$239	Black-Scholes option pricing model	Equity volatility	38% — 57%	50%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2023
Derivative assets:
Equity contracts	$336	Black-Scholes option pricing model	Equity volatility	37% — 48%	45%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of December 31, 2024 and 2023.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, investments in affordable housing partnership, tax credit and CRA investments, OREO, loans held-for-sale, and other nonperforming assets. Nonrecurring fair value adjustments result from the impairment on certain individually evaluated loans held-for-investment and investments in affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence and secures applicable internal and external approval on its affordable housing partnership, tax credit and CRA investments prior to closing the investment and initial funding. Subsequent to closing, the Company continues its periodic monitoring process to ensure that book values are realizable, investment is performing as expected and there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s financial statements, production reports and annual tax returns, the annual financial statements of the sponsor and guarantor (if any) and a comparison of the actual performance to plan based on the final financial model at the time of closing. The Company assesses its tax credit and other investments for possible OTTI on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:
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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2024 and 2023:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$48,384	$48,384
CRE:
CRE	—	—	1,678	1,678
Construction and land	—	—	11,316	11,316
Total commercial	—	—	61,378	61,378
Consumer:
Residential mortgage:
Single-family residential	—	—	108	108
Total consumer	—	—	108	108
Total loans held-for-investment	$—	$—	$61,486	$61,486
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$5,000	$5,000
OREO (1)	$—	$—	$19,386	$19,386

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

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Loans held-for-investment:
Commercial:
C&I	$(43,754)	$(6,152)	$(25,996)
CRE:
CRE	(78)	(1,183)	(7,098)
Construction and land	(2,289)	—	—
Total CRE	(2,367)	(1,183)	(7,098)
Total commercial	(46,121)	(7,335)	(33,094)
Consumer:
Residential mortgage:
Single-family residential	(1,392)	—	—
HELOCs	—	(40)	166
Total residential mortgage	(1,392)	(40)	166
Total consumer	(1,392)	(40)	166
Total loans held-for-investment	$(47,513)	$(7,375)	$(32,928)
Affordable housing partnership, tax credit and CRA investments, net	$(685)	$(1,140)	$469
OREO	$(7,735)	$—	$—
Other nonperforming assets	$—	$—	$(6,861)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2024 and 2023:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
December 31, 2024
Loans held-for-investment	$910	Fair value of collateral	Discount	50%	50%
	$22,993	Fair value of collateral	Contract value	NM	NM
	$37,583	Fair value of property	Selling cost	8% — 20%	10%	(1)

Affordable housing partnership, tax credit and CRA investments, net	$5,000	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$19,386	Fair value of property	Selling cost	8%	8%

December 31, 2023
Loans held-for-investment	$16,328	Fair value of collateral	Discount	15% — 75%	45%	(1)
	$3,009	Fair value of collateral	Contract value	NM	NM
	$26,555	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$868	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

NM - Not meaningful
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of both December 31, 2024 and 2023.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2024 and 2023, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,250,742	$5,250,742	$—	$—	$5,250,742
Interest-bearing deposits with banks	$48,198	$—	$48,198	$—	$48,198
Resale agreements	$425,000	$—	$329,769	$—	$329,769
HTM debt securities	$2,917,413	$499,858	$1,887,896	$—	$2,387,754
Restricted equity securities, at cost	$165,259	$—	$165,259	$—	$165,259
Loans held-for-investment, net	$53,024,585	$—	$—	$51,328,254	$51,328,254
Mortgage servicing rights	$5,234	$—	$—	$8,822	$8,822
Accrued interest receivable	$316,392	$—	$316,392	$—	$316,392
Financial liabilities:
Demand, checking, savings and money market deposits	$39,959,251	$—	$39,959,251	$—	$39,959,251
Time deposits	$23,215,772	$—	$23,225,317	$—	$23,225,317
FHLB advances	$3,500,000	$—	$3,497,953	$—	$3,497,953
Long-term debt	$32,001	$—	$31,246	$—	$31,246
Accrued interest payable	$61,950	$—	$61,950	$—	$61,950

	December 31, 2023
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,614,984	$4,614,984	$—	$—	$4,614,984
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$785,000	$—	$699,056	$—	$699,056
HTM debt securities	$2,956,040	$488,551	$1,965,420	$—	$2,453,971
Restricted equity securities, at cost	$79,811	$—	$79,811	$—	$79,811
Loans held-for-sale	$116	$—	$116	$—	$116
Loans held-for-investment, net	$51,542,039	$—	$—	$50,256,565	$50,256,565
Mortgage servicing rights	$6,602	$—	$—	$9,470	$9,470
Accrued interest receivable	$331,490	$—	$331,490	$—	$331,490
Financial liabilities:
Demand, checking, savings and money market deposits	$38,048,974	$—	$38,048,974	$—	$38,048,974
Time deposits	$18,043,464	$—	$18,004,951	$—	$18,004,951
BTFP borrowings	$4,500,000	$—	$4,500,000	$—	$4,500,000
Long-term debt	$148,249	$—	$150,896	$—	$150,896
Accrued interest payable	$205,430	$—	$205,430	$—	$205,430

Note 3 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both December 31, 2024 and 2023.

Total securities purchased under resale agreements were $425 million and $785 million as of December 31, 2024 and 2023, respectively. The weighted-average yields were 2.17%, 2.87% and 2.12% for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table presents the resale agreements included on the Consolidated Balance Sheet as of December 31, 2024 and 2023:

				Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Collateral Received (1)	Net Amount
Resale agreements as of December 31, 2024	$425,000	$—	$425,000	$(329,603)	$95,397

Resale agreements as of December 31, 2023	$785,000	$—	$785,000	$(715,358)	$69,642

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, and fair value by major categories of AFS and HTM debt securities as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,300	$—	$(38,035)	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	—	(45,633)	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	472,535	886	(47,207)	426,214
Residential mortgage-backed securities	7,974,768	12,278	(248,786)	7,738,260
Municipal securities	287,301	38	(37,186)	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	294,235	2	(35,767)	258,470
Residential mortgage-backed securities	514,527	—	(80,919)	433,608
Corporate debt securities	653,500	—	(127,334)	526,166
Foreign government bonds	244,803	2,069	(12,992)	233,880
Asset-backed securities	35,086	—	(371)	34,715
CLOs	44,500	—	(7)	44,493
Total AFS debt securities	11,505,775	15,273	(674,237)	10,846,811
HTM debt securities
U.S. Treasury securities	535,080	—	(35,222)	499,858
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	—	(200,259)	804,220
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	486,388	—	(91,461)	394,927
Residential mortgage-backed securities	703,833	—	(155,626)	548,207
Municipal securities	187,633	—	(47,091)	140,542
Total HTM debt securities	2,917,413	—	(529,659)	2,387,754
Total debt securities	$14,423,188	$15,273	$(1,203,896)	$13,234,565

	December 31, 2023
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,112,587	$101	$(52,313)	$1,060,375
U.S. government agency and U.S. government-sponsored enterprise debt securities	412,086	—	(47,640)	364,446
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	531,377	158	(63,276)	468,259
Residential mortgage-backed securities	1,956,927	380	(229,713)	1,727,594
Municipal securities	297,283	75	(36,342)	261,016
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	409,578	—	(42,062)	367,516
Residential mortgage-backed securities	643,335	—	(89,664)	553,671
Corporate debt securities	653,501	—	(151,076)	502,425
Foreign government bonds	239,333	69	(11,528)	227,874
Asset-backed securities	43,234	—	(934)	42,300
CLOs	617,250	—	(4,389)	612,861
Total AFS debt securities	6,916,491	783	(728,937)	6,188,337
HTM debt securities:
U.S. Treasury securities	529,548	—	(40,997)	488,551
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,001,836	—	(186,904)	814,932
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	493,348	—	(88,968)	404,380
Residential mortgage-backed securities	742,436	—	(142,119)	600,317
Municipal securities	188,872	—	(43,081)	145,791
Total HTM debt securities	2,956,040	—	(502,069)	2,453,971
Total debt securities	9,872,531	783	(1,231,006)	8,642,308

(1)Amortized cost excludes accrued interest receivables, which are included in Other assets on the Consolidated Balance Sheet. As of December 31, 2024 and 2023, the accrued interest receivables were $45 million and $44 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivable, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-K.
(2)Includes GNMA AFS debt securities totaling $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024, and $1.3 billion of amortized cost and $1.2 billion of fair value as of December 31, 2023.
(3)Includes GNMA HTM debt securities totaling $86 million of amortized cost and $68 million of fair value as of December 31, 2024, and $92 million of amortized cost and $75 million of fair value as of December 31, 2023.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2024 and 2023:

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$638,265	$(38,035)	$638,265	$(38,035)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	262,587	(45,633)	262,587	(45,633)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,741	(30)	377,756	(47,177)	380,497	(47,207)
Residential mortgage-backed securities	2,719,228	(16,404)	1,528,252	(232,382)	4,247,480	(248,786)
Municipal securities	2,763	(95)	245,360	(37,091)	248,123	(37,186)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	10,767	(332)	235,668	(35,435)	246,435	(35,767)
Residential mortgage-backed securities	—	—	433,608	(80,919)	433,608	(80,919)
Corporate debt securities	—	—	526,166	(127,334)	526,166	(127,334)
Foreign government bonds	—	—	87,008	(12,992)	87,008	(12,992)
Asset-backed securities	—	—	34,715	(371)	34,715	(371)
CLOs	—	—	44,493	(7)	44,493	(7)
Total AFS debt securities	$2,735,499	$(16,861)	$4,413,878	$(657,376)	$7,149,377	$(674,237)

	December 31, 2023
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$623,978	$(52,313)	$623,978	$(52,313)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	364,446	(47,640)	364,446	(47,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	463,572	(63,276)	463,572	(63,276)
Residential mortgage-backed securities	9,402	(558)	1,661,112	(229,155)	1,670,514	(229,713)
Municipal securities	2,825	(15)	254,773	(36,327)	257,598	(36,342)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	2,742	(4)	364,774	(42,058)	367,516	(42,062)
Residential mortgage-backed securities	—	—	553,671	(89,664)	553,671	(89,664)
Corporate debt securities	—	—	502,425	(151,076)	502,425	(151,076)
Foreign government bonds	110,955	(144)	88,616	(11,384)	199,571	(11,528)
Asset-backed securities	—	—	42,300	(934)	42,300	(934)
CLOs	—	—	612,861	(4,389)	612,861	(4,389)
Total AFS debt securities	$125,924	$(721)	$5,532,528	$(728,216)	$5,658,452	$(728,937)

As of December 31, 2024, the Company had 541 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 290 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 83 non-agency mortgage-backed securities. In comparison, as of December 31, 2023, the Company had 547 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 255 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 99 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of December 31, 2024 were mainly comprised of the following:
•Corporate debt securities — The market value decline as of December 31, 2024 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. Despite the reduction of the market value of these securities after the banking sector disruption in 2023, these securities are nearly all rated investment grade by NRSROs and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value decline as of December 31, 2024, was primarily due to interest rate movement and spread widening. Since these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both December 31, 2024 and 2023, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both December 31, 2024 and 2023. In addition, there was no provision for credit losses recognized for the years ended December 31, 2024, 2023, and 2022.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of December 31, 2024, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of December 31, 2024 and 2023. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Losses

The following table presents the gross realized gains from the sales and impairment write-off of AFS debt securities and the related tax expense (benefit) included in earnings for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Gross realized gains from sales (1)	$2,069	$3,138	$1,306
Impairment write-off (1)	$—	$(10,000)	$—
Related tax expense (benefit)	$612	$(2,029)	$386

(1)During 2023, the Company recognized $7 million in net losses on AFS securities as a component of Noninterest income in the Company’s Consolidated Statement of Income, consisting of a $10 million impairment write-off on a subordinated debt security, partially offset by a $3 million gain on the sale of the same security.

Interest Income

The following table presents the composition of interest income on debt securities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Taxable interest	$429,003	$255,475	$179,720
Nontaxable interest	20,062	20,715	19,186
Total interest income on debt securities	$449,065	$276,190	$198,906

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted average yields of AFS and HTM debt securities as of December 31, 2024. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$84,143	$592,157	$—	$—	$676,300
Fair value	83,367	554,898	—	—	638,265
Weighted-average yield (1)	2.23%	1.06%	—%	—%	1.21%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	17,972	27,030	201,546	61,672	308,220
Fair value	17,595	25,492	169,448	50,052	262,587
Weighted-average yield (1)	1.06%	1.13%	2.01%	2.00%	1.87%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	8,037	54,584	125,704	8,258,978	8,447,303
Fair value	7,990	51,845	114,109	7,990,530	8,164,474
Weighted-average yield (1) (2)	3.24%	2.89%	2.79%	5.13%	5.07%
Municipal securities
Amortized cost	5,657	26,502	8,114	247,028	287,301
Fair value	5,558	25,160	7,394	212,041	250,153
Weighted-average yield (1) (2)	2.25%	2.14%	3.38%	2.23%	2.25%
Non-agency mortgage-backed securities
Amortized cost	39,936	7,671	6,220	754,935	808,762
Fair value	39,337	7,605	6,207	638,929	692,078
Weighted-average yield (1)	3.67%	2.95%	5.53%	2.40%	2.49%
Corporate debt securities
Amortized cost	—	—	349,500	304,000	653,500
Fair value	—	—	311,947	214,219	526,166
Weighted average yield (1)	—%	—%	3.50%	1.97%	2.79%
Foreign government bonds
Amortized cost	26,241	118,562	50,000	50,000	244,803
Fair value	26,305	120,567	49,743	37,265	233,880
Weighted-average yield (1)	3.24%	2.22%	5.01%	1.50%	2.75%
Asset-backed securities
Amortized cost	—	—	—	35,086	35,086
Fair value	—	—	—	34,715	34,715
Weighted-average yield (1)	—%	—%	—%	5.37%	5.37%
CLOs
Amortized cost	—	—	44,500	—	44,500
Fair value	—	—	44,493	—	44,493
Weighted average yield (1)	—%	—%	6.08%	—%	6.08%
Total AFS debt securities
Amortized cost	$181,986	$826,506	$785,584	$9,711,699	$11,505,775
Fair value	$180,152	$785,567	$703,341	$9,177,751	$10,846,811
Weighted-average yield (1)	2.62%	1.40%	3.26%	4.70%	4.33%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$535,080	$—	$—	$535,080
Fair value	—	499,858	—	—	499,858
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	371,825	632,654	1,004,479
Fair value	—	—	316,243	487,977	804,220
Weighted-average yield (1)	—%	—%	1.89%	1.90%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	3,663	94,280	1,092,278	1,190,221
Fair value	—	3,371	80,374	859,389	943,134
Weighted-average yield (1) (2)	—%	1.42%	1.62%	1.69%	1.68%
Municipal securities
Amortized cost	—	—	—	187,633	187,633
Fair value	—	—	—	140,542	140,542
Weighted-average yield (1) (2)	—%	—%	—%	2.01%	2.01%
Total HTM debt securities
Amortized cost	$—	$538,743	$466,105	$1,912,565	$2,917,413
Fair value	$—	$503,229	$396,617	$1,487,908	$2,387,754
Weighted-average yield (1)	—%	1.05%	1.83%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of December 31, 2024 and 2023, AFS and HTM debt securities with carrying values of $5.4 billion and $7.0 billion, respectively, were pledged to secure borrowings, public deposits, repurchase agreements and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
FRB of San Francisco stock	$63,930	$62,561
FHLB stock	101,329	17,250
Total restricted equity securities	$165,259	$79,811

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of December 31, 2024 and 2023. Certain derivative contracts are cleared though central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $17 million and $15 million, respectively, as of December 31, 2024. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in both the derivative asset and liability fair values of $43 million as of December 31, 2023. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	December 31, 2024					December 31, 2023
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$5,250,000	$5,647		$35,211		$5,250,000	$50,421		$13,124
Net investment hedges:
Foreign exchange contracts	—	—		—		81,480	3,394		—
Total derivatives designated as hedging instruments	$5,250,000	$5,647		$35,211		$5,331,480	$53,815		$13,124
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,005,381	$379,664		$378,961		$17,387,909	$423,486		$420,812
Commodity contracts (1)	—	48,499		45,328		—	79,604		121,670
Foreign exchange contracts	5,201,460	89,083		71,254		5,827,149	53,678		42,564
Credit contracts (2)	168,999	1		12		118,391	1		25
Equity contracts	—	239	(3)	15,119	(4)	—	336	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$22,375,840	$517,486		$510,674		$23,333,449	$557,105		$600,190
Gross derivative assets/liabilities		$523,133		$545,885			$610,920		$613,314
Less: Master netting agreements		(111,124)		(111,124)			(75,534)		(75,534)
Less: Cash collateral received/paid		(316,168)		(1,160)			(237,258)		(636)
Net derivative assets/liabilities		$95,841		$433,601			$298,128		$537,144

(1)The notional amount of the Company’s commodity contracts totaled 20,614 thousand barrels of crude oil and 406,726 thousand units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2024. In comparison, the notional amount of the Company’s commodity contracts totaled 18,631 thousand barrels of crude oil and 328,844 thousand MMBTUs of natural gas as of December 31, 2023.
(2)The notional amount for credit contracts reflects the Company’s pro-rata share of the notional amount in the derivative instruments in RPAs.
(3)The Company held equity contracts in eight private companies and no public company as of December 31, 2024, and 11 private companies and one public company as of December 31, 2023.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps to hedge the variability in the interest amount received on certain floating-rate commercial loans, or paid on certain floating-rate borrowings due to changes in contractually specified interest rates. As of December 31, 2024, interest rate contracts with total notional amount of $5.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amounts as of December 31, 2024, the Company expects to reclassify an estimated $11 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2024, 2023 and 2022. The after-tax impact of cash flow hedges on AOCI is shown in Note 15 — Accumulated Other Comprehensive (Loss) Income to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ in thousands)	2024	2023		2022
Losses recognized in AOCI:
Interest rate contracts	$(124,382)	$(5,767)		$(74,069)
Gains (losses) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$696		$3,200
Interest and dividend income (for cash flow hedges on loans)	(91,083)	(82,153)		(7,204)
Noninterest income	—	1,614	(1)	—
Total	$(91,083)	$(79,843)		$(4,004)

(1)Represents the amounts in AOCI reclassified into earnings resulting from forecasted cash flows that were no longer probable to occur.

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the RMB. The following table presents the pre-tax gains (losses) recognized in AOCI on net investment hedges for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Gains recognized in AOCI	$586	$2,571	$4,509

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2024 and 2023.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,854,372	$11,828	$361,256	$6,835,822	$25,649	$377,388
Written options	1,458,428	—	4,953	1,522,531	—	12,756
Collars and corridors	181,039	80	440	322,732	440	4,481
Subtotal	8,493,839	11,908	366,649	8,681,085	26,089	394,625
Foreign exchange contracts:
Forwards and spot	996,486	11,693	24,201	956,618	9,466	6,756
Swaps	1,504,469	16,117	25,366	1,588,491	5,801	18,118
Purchased options	—	—	—	136,000	1,839	—
Subtotal	2,500,955	27,810	49,567	2,681,109	17,106	24,874
Total	$10,994,794	$39,718	$416,216	$11,362,194	$43,195	$419,499
Economic hedges:
Interest rate contracts:
Swaps	$6,872,075	$362,323	$12,228	$6,861,561	$380,123	$25,731
Purchased options	1,458,428	4,990	—	1,522,531	12,783	—
Collars and corridors	181,039	443	84	322,732	4,491	456
Subtotal	8,511,542	367,756	12,312	8,706,824	397,397	26,187
Foreign exchange contracts:
Forwards and spot	86,750	2,318	1,738	148,003	292	94
Swaps	2,613,755	58,955	19,949	2,862,037	36,280	15,757
Written options	—	—	—	136,000	—	1,839
Subtotal	2,700,505	61,273	21,687	3,146,040	36,572	17,690
Total	$11,212,047	$429,029	$33,999	$11,852,864	$433,969	$43,877

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for its customers and entered for economic hedges as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
			Fair Value				Fair Value
(Amounts in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	4,830	Barrels	$4,682	$6,874	3,277	Barrels	$3,735	$15,445
Collars	5,477	Barrels	1,604	3,362	5,966	Barrels	1,820	5,103
Subtotal	10,307	Barrels	6,286	10,236	9,243	Barrels	5,555	20,548
Natural gas:
Swaps	141,736	MMBTUs	13,095	17,708	118,325	MMBTUs	438	73,793
Collars	62,045	MMBTUs	6,061	4,556	45,854	MMBTUs	21	20,400
Written options	1,234	MMBTUs	167	—	1,874	MMBTUs	—	233
Subtotal	205,015	MMBTUs	19,323	22,264	166,053	MMBTUs	459	94,426
Total			$25,609	$32,500			$6,014	$114,974
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	4,830	Barrels	$4,479	$3,893	3,422	Barrels	$9,166	$4,924
Collars	5,477	Barrels	1,547	76	5,966	Barrels	1,685	1,467
Subtotal	10,307	Barrels	6,026	3,969	9,388	Barrels	10,851	6,391
Natural gas:
Swaps	139,136	MMBTUs	13,323	5,056	116,463	MMBTUs	49,941	305
Collars	61,341	MMBTUs	3,541	3,650	44,454	MMBTUs	12,565	—
Purchased options	1,234	MMBTUs	—	153	1,874	MMBTUs	233	—
Subtotal	201,711	MMBTUs	16,864	8,859	162,791	MMBTUs	62,739	305
Total			$22,890	$12,828			$73,590	$6,696

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndication loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, and is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure of protection sold RPAs would be $170 thousand and $177 thousand as of December 31, 2024 and 2023, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$133,174	$—	$12	$93,393	$—	$25
RPAs — protection purchased	35,825	1	—	24,998	1	—
Total RPAs	$168,999	$1	$12	$118,391	$1	$25

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 1.6 years and 2.8 years as of December 31, 2024 and 2023, respectively.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase the preferred and/or common stock of the borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. In connection with the Company’s investment in Rayliant during the third quarter of 2023, the Company granted performance-based RSUs as part of its consideration. The vesting of these equity contracts is contingent on Rayliant meeting certain financial performance targets during the future performance period. For additional information on these equity contracts, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net to the Consolidated Financial Statements in this Form 10-K.

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
($ in thousands)	Classification on Consolidated Statement of Income	2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income	$549	$(2,989)	$13,905
Foreign exchange contracts	Foreign exchange income	54,073	52,817	13,799
Credit contracts	Customer derivative income	—	(1)	118
Equity contracts - warrants	Lending fees	(97)	13	151
Commodity contracts	Customer derivative income	929	(25)	48
Net gains		$55,454	$49,815	$28,021

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade in the credit rating of East West Bank to below investment grade. As of December 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In comparison, as of December 31, 2023, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 thousand, for which no collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, minimal additional collateral would have been required to be posted as of both December 31, 2024 and 2023.

Offsetting of Derivatives

The following tables present the gross derivative fair values, the balance sheet netting adjustments, and the resulting net fair values recorded on the Consolidated Balance Sheet, as well as the cash and noncash collateral associated with master netting arrangements. The gross amounts of derivative assets and liabilities are presented after the application of variation margin payments as settlements to the fair values of contracts cleared through central counterparty clearing houses, where applicable. The collateral amounts in the following tables are limited to the outstanding balances of the related asset or liability. Therefore, instances of over-collateralization are not shown:

($ in thousands)	As of December 31, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$523,133	$(111,124)	$(316,168)	$95,841	$(55,222)	$40,619

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$545,885	$(111,124)	$(1,160)	$433,601	$—	$433,601

($ in thousands)	As of December 31, 2023
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$610,920	$(75,534)	$(237,258)	$298,128	$(246,259)	$51,869

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$613,314	$(75,534)	$(636)	$537,144	$—	$537,144

(1)Includes $4 million and $3 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2024 and 2023, respectively.
(2)Includes $27 million and $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2024 and 2023, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $322 million and $244 million as of December 31, 2024 and 2023, respectively. Of the gross cash collateral received, $316 million and $237 million were used to offset against derivative assets as of December 31, 2024 and 2023, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $1 million as of both December 31, 2024 and 2023. Of the gross cash collateral pledged, $1 million cash collateral was used to offset against derivative liabilities as of both December 31, 2024 and 2023.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to the resale and repurchase agreements. Refer to Note 3 — Securities Purchased under Resale Agreements to the Consolidated Financial Statements in this Form 10-K for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Commercial:
C&I	$17,397,158	$16,581,079
CRE:
CRE	14,655,340	14,777,081
Multifamily residential	4,953,442	5,023,163
Construction and land	666,162	663,868
Total CRE	20,274,944	20,464,112
Total commercial	37,672,102	37,045,191
Consumer:
Residential mortgage:
Single-family residential	14,175,446	13,383,060
HELOCs	1,811,628	1,722,204
Total residential mortgage	15,987,074	15,105,264
Other consumer	67,461	60,327
Total consumer	16,054,535	15,165,591
Total loans held-for-investment (1)	$53,726,637	$52,210,782
Allowance for loan losses	(702,052)	(668,743)
Loans held-for-investment, net (1)	$53,024,585	$51,542,039

(1)Includes $46 million and $71 million of net deferred loan fees and net unamortized premiums as of December 31, 2024 and 2023, respectively.

Accrued interest receivable on loans held-for-investment was $255 million and $267 million as of December 31, 2024 and 2023, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for the years ended December 31, 2024, 2023 and 2022. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $38.2 billion and $37.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of December 31, 2024 and 2023.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of December 31, 2024 and 2023. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the years ended December 31, 2024 and 2023. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,605,928	$1,508,948	$999,586	$612,015	$243,528	$295,884	$10,574,404	$23,032	$16,863,325
Criticized (accrual)	34,412	51,415	61,041	107,355	10,538	31,160	151,747	—	447,668
Criticized (nonaccrual)	3,822	29,181	20,273	10,666	3,225	9,135	9,863	—	86,165
Total C&I	2,644,162	1,589,544	1,080,900	730,036	257,291	336,179	10,736,014	23,032	17,397,158
Gross write-offs (2)	20	47,963	14,848	11,119	1,568	3,012	27,099	—	105,629

CRE:
Pass	1,660,877	2,296,763	3,692,498	1,925,220	1,296,439	3,176,450	96,791	49,302	14,194,340
Criticized (accrual)	34,543	44,557	90,105	31,615	75,578	167,401	—	14,771	458,570
Criticized (nonaccrual)	—	—	—	—	1,756	674	—	—	2,430
Subtotal CRE	1,695,420	2,341,320	3,782,603	1,956,835	1,373,773	3,344,525	96,791	64,073	14,655,340
Gross write-offs (2)	—	—	—	—	—	3	—	—	3

Multifamily residential:
Pass	386,743	521,754	1,337,599	752,230	613,115	1,242,586	14,640	1,253	4,869,920
Criticized (accrual)	—	—	43,997	32,042	—	2,911	—	—	78,950
Criticized (nonaccrual)	—	—	—	—	—	4,572	—	—	4,572
Subtotal multifamily residential	386,743	521,754	1,381,596	784,272	613,115	1,250,069	14,640	1,253	4,953,442
Gross write-offs	—	—	—	—	—	10	—	—	10

Construction and land:
Pass	90,926	328,803	184,792	41,932	—	8,393	—	—	654,846
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	90,926	328,803	196,108	41,932	—	8,393	—	—	666,162
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289

Total CRE	2,173,089	3,191,877	5,360,307	2,783,039	1,986,888	4,602,987	111,431	65,326	20,274,944
Total CRE gross write-offs (2)	—	—	2,289	—	—	13	—	—	2,302

Total commercial	$4,817,251	$4,781,421	$6,441,207	$3,513,075	$2,244,179	$4,939,166	$10,847,445	$88,358	$37,672,102
Total commercial gross write-offs (2)	$20	$47,963	$17,137	$11,119	$1,568	$3,025	$27,099	$—	$107,931

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,360,674	$2,762,921	$3,074,668	$2,079,323	$1,407,031	$2,437,446	$—	$—	$14,122,063
Criticized (accrual)	4,175	3,409	750	5,810	1,548	6,069	—	—	21,761
Criticized (nonaccrual) (3)	2,716	9,673	1,929	2,035	2,404	12,865	—	—	31,622
Subtotal single-family residential mortgage	2,367,565	2,776,003	3,077,347	2,087,168	1,410,983	2,456,380	—	—	14,175,446
Gross write-offs (2)	9	—	—	—	—	—	—	—	9

HELOCs:
Pass	7,453	3,288	4,071	3,236	7,570	8,152	1,648,337	99,488	1,781,595
Criticized (accrual)	1,436	—	1,420	—	135	2,064	2,338	594	7,987
Criticized (nonaccrual)	3,161	3,095	2,520	39	418	7,301	—	5,512	22,046
Subtotal HELOCs	12,050	6,383	8,011	3,275	8,123	17,517	1,650,675	105,594	1,811,628
Gross write-offs	—	10	—	—	—	—	—	5	15

Total residential mortgage	2,379,615	2,782,386	3,085,358	2,090,443	1,419,106	2,473,897	1,650,675	105,594	15,987,074
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	5	24

Other consumer:
Pass	14,916	—	22,992	132	—	6,800	22,555	—	67,395
Criticized (nonaccrual)	—	—	—	—	—	—	66	—	66
Total other consumer	14,916	—	22,992	132	—	6,800	22,621	—	67,461
Gross write-offs (2)	—	3,000	—	—	—	—	890	—	3,890

Total consumer	$2,394,531	$2,782,386	$3,108,350	$2,090,575	$1,419,106	$2,480,697	$1,673,296	$105,594	$16,054,535
Total consumer gross write-offs (2)	$9	$3,010	$—	$—	$—	$—	$890	$5	$3,914

Total loans held-for-investment:
Pass	$7,127,517	$7,422,477	$9,316,206	$5,414,088	$3,567,683	$7,175,711	$12,356,727	$173,075	$52,553,484
Criticized (accrual)	74,566	99,381	197,313	176,822	87,799	209,605	154,085	15,365	1,014,936
Criticized (nonaccrual)	9,699	41,949	36,038	12,740	7,803	34,547	9,929	5,512	158,217
Total	$7,211,782	$7,563,807	$9,549,557	$5,603,650	$3,663,285	$7,419,863	$12,520,741	$193,952	$53,726,637
Total loans held-for-investment gross write-offs (2)	$29	$50,973	$17,137	$11,119	$1,568	$3,025	$27,989	$5	$111,845

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,314,463	$1,628,560	$1,296,936	$331,982	$245,173	$164,159	$10,053,757	$20,143	$16,055,173
Criticized (accrual)	105,119	67,899	120,574	15,064	40,920	22,098	117,196	—	488,870
Criticized (nonaccrual)	2,104	7,916	131	4,819	2,979	18,137	950	—	37,036
Total C&I	2,421,686	1,704,375	1,417,641	351,865	289,072	204,394	10,171,903	20,143	16,581,079
Gross write-offs (2)	350	10,454	424	3,758	9,748	2,648	1,593	—	28,975

CRE:
Pass	2,492,915	4,086,385	2,216,257	1,428,724	1,600,844	2,494,382	92,851	62,771	14,475,129
Criticized (accrual)	36,855	34,485	30,336	48,250	24,437	104,340	—	—	278,703
Criticized (nonaccrual)	—	—	—	—	444	22,805	—	—	23,249
Subtotal CRE	2,529,770	4,120,870	2,246,593	1,476,974	1,625,725	2,621,527	92,851	62,771	14,777,081
Gross write-offs (2)	—	—	—	—	—	1,329	—	—	1,329

Multifamily residential:
Pass	665,780	1,481,161	808,333	612,408	498,491	857,713	8,690	1,281	4,933,857
Criticized (accrual)	—	3,356	54,614	—	693	25,974	—	—	84,637
Criticized (nonaccrual)	—	—	—	—	—	4,669	—	—	4,669
Subtotal multifamily residential	665,780	1,484,517	862,947	612,408	499,184	888,356	8,690	1,281	5,023,163
Gross write-offs	—	—	—	—	—	3	—	—	3

Construction and land:
Pass	209,775	280,151	120,724	39,928	808	5,501	6,981	$—	663,868
Subtotal construction and land	209,775	280,151	120,724	39,928	808	5,501	6,981	—	663,868

Total CRE	3,405,325	5,885,538	3,230,264	2,129,310	2,125,717	3,515,384	108,522	64,052	20,464,112
Total CRE gross write-offs (2)	—	—	—	—	—	1,332	—	—	1,332

Total commercial	$5,827,011	$7,589,913	$4,647,905	$2,481,175	$2,414,789	$3,719,778	$10,280,425	$84,195	$37,045,191
Total commercial gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$3,980	$1,593	$—	$30,307

	December 31, 2023
	Term Loans by Origination Year
($ in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$3,188,830	$3,340,789	$2,279,802	$1,594,525	$980,686	$1,959,974	$—	$—	$13,344,606
Criticized (accrual)	2,680	4,471	566	1,440	1,503	4,167	—	—	14,827
Criticized (nonaccrual) (3)	4,466	837	3,902	2,081	3,626	8,715	—	—	23,627
Subtotal single-family residential mortgage	3,195,976	3,346,097	2,284,270	1,598,046	985,815	1,972,856	—	—	13,383,060

HELOCs:
Pass	3,641	3,882	1,734	3,153	729	9,251	1,551,074	126,280	1,699,744
Criticized (accrual)	565	1,219	1,872	101	185	1,470	2,548	1,089	9,049
Criticized (nonaccrual)	815	856	413	72	584	6,863	279	3,529	13,411
Subtotal HELOCs	5,021	5,957	4,019	3,326	1,498	17,584	1,553,901	130,898	1,722,204
Gross write-offs (2)	—	—	—	—	—	41	—	6	47

Total residential mortgage	3,200,997	3,352,054	2,288,289	1,601,372	987,313	1,990,440	1,553,901	130,898	15,105,264
Total residential mortgage gross write-offs (2)	—	—	—	—	—	41	—	6	47

Other consumer:
Pass	2,286	18,098	135	—	—	13,244	26,432	—	60,195
Criticized (nonaccrual)	—	—	—	—	—	—	132	—	132
Total other consumer	2,286	18,098	135	—	—	13,244	26,564	—	60,327

Total consumer	$3,203,283	$3,370,152	$2,288,424	$1,601,372	$987,313	$2,003,684	$1,580,465	$130,898	$15,165,591
Total consumer gross write-offs (2)	$—	$—	$—	$—	$—	$41	$—	$6	$47

Total by Risk Rating:
Pass	$8,877,690	$10,839,026	$6,723,921	$4,010,720	$3,326,731	$5,504,224	$11,739,785	$210,475	$51,232,572
Criticized (accrual)	145,219	111,430	207,962	64,855	67,738	158,049	119,744	1,089	876,086
Criticized (nonaccrual)	7,385	9,609	4,446	6,972	7,633	61,189	1,361	3,529	102,124
Total	$9,030,294	$10,960,065	$6,936,329	$4,082,547	$3,402,102	$5,723,462	$11,860,890	$215,093	$52,210,782
Total loans held-for-investment gross write-offs (2)	$350	$10,454	$424	$3,758	$9,748	$4,021	$1,593	$6	$30,354

(1)$7 million of total commercial loans, comprised of CRE and C&I revolving loans, were converted to term loans during the year ended December 31, 2024. In comparison, $29 million and $26 million of total commercial loans, primarily comprised of CRE revolving loans, were converted to term loans during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2024 and 2023, respectively, $22 million and $44 million of total consumer loans, comprised of HELOCs, were converted to term loans. For the year ended December 31, 2022, no consumer loans were converted to term loans.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of each of December 31, 2024 and 2023, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status, unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,288,138	$5,690	$17,165	$22,855	$86,165	$17,397,158
CRE:
CRE	14,647,270	3,755	1,885	5,640	2,430	14,655,340
Multifamily residential	4,947,939	653	278	931	4,572	4,953,442
Construction and land	653,919	927	—	927	11,316	666,162
Total CRE	20,249,128	5,335	2,163	7,498	18,318	20,274,944
Total commercial	37,537,266	11,025	19,328	30,353	104,483	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,088,086	32,841	22,096	54,937	32,423	14,175,446
HELOCs	1,770,218	11,396	7,968	19,364	22,046	1,811,628
Total residential mortgage	15,858,304	44,237	30,064	74,301	54,469	15,987,074
Other consumer	67,288	92	15	107	66	67,461
Total consumer	15,925,592	44,329	30,079	74,408	54,535	16,054,535
Total	$53,462,858	$55,354	$49,407	$104,761	$159,018	$53,726,637

	December 31, 2023
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$16,508,394	$28,550	$7,099	$35,649	$37,036	$16,581,079
CRE:
CRE	14,750,315	1,719	1,798	3,517	23,249	14,777,081
Multifamily residential	5,017,897	597	—	597	4,669	5,023,163
Construction and land	650,617	13,251	—	13,251	—	663,868
Total CRE	20,418,829	15,567	1,798	17,365	27,918	20,464,112
Total commercial	36,927,223	44,117	8,897	53,014	64,954	37,045,191
Consumer:
Residential mortgage:
Single-family residential	13,313,455	29,285	15,943	45,228	24,377	13,383,060
HELOCs	1,687,301	12,266	9,226	21,492	13,411	1,722,204
Total residential mortgage	15,000,756	41,551	25,169	66,720	37,788	15,105,264
Other consumer	56,930	3,123	142	3,265	132	60,327
Total consumer	15,057,686	44,674	25,311	69,985	37,920	15,165,591
Total	$51,984,909	$88,791	$34,208	$122,999	$102,874	$52,210,782

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of December 31, 2024 and 2023. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	December 31, 2024	December 31, 2023
Commercial:
C&I	$79,591	$33,089
CRE	—	22,653
Multifamily residential	4,210	4,235
Construction and land	11,316	—
Total commercial	95,117	59,977
Consumer:
Single-family residential	6,279	4,852
HELOCs	15,380	7,256
Total consumer	21,659	12,108
Total nonaccrual loans with no related allowance for loan losses	$116,776	$72,085

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $35 million of foreclosed assets as of December 31, 2024, compared with $11 million as of December 31, 2023. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $16 million and $8 million as of December 31, 2024 and 2023, respectively.

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

The following tables present the amortized cost of loans that were modified during the years ended December 31, 2024 and 2023 by loan class and modification type:

	Year Ended December 31, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$57,102	$26,420	$—	$—	$—	$83,522	0.48%
CRE	86,258	—	—	6,052	—	92,310	0.63%
Total commercial	143,360	26,420	—	6,052	—	175,832
Consumer:
Single-family residential	—	15,397	222	—	140	15,759	0.11%
HELOCs	—	14,303	—	—	517	14,820	0.82%
Total consumer	—	29,700	222	—	657	30,579
Total	$143,360	$56,120	$222	$6,052	$657	$206,411

	Year Ended December 31, 2023
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Term Extension	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$62,704	$6,842	$—	$—	$—	$69,546	0.42%
CRE	13,939	—	—	32,470	—	46,409	0.31%
Total commercial	76,643	6,842	—	32,470	—	115,955
Consumer:
Single-family residential	—	10,202	3,967	—	—	14,169	0.11%
HELOCs	—	3,148	1,170	—	815	5,133	0.30%
Total consumer	—	13,350	5,137	—	815	19,302
Total	$76,643	$20,192	$5,137	$32,470	$815	$135,257

The following tables present the financial effects of the loan modifications for the years ended December 31, 2024 and 2023 by loan class and modification type:

	Financial Effects of Loan Modifications
	Year Ended December 31, 2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	2.1	1.7
CRE	1.28%	2.7	—
Consumer:
Single-family residential	1.63%	10.0	1.3
HELOCs	0.25%	—	1.7

	Financial Effects of Loan Modifications
	Year Ended December 31, 2023
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$371	(1)	—%	(1)	1.3	0.9
CRE	—		3.00%		2.1	—
Consumer:
Single-family residential	—		—%		9.3	1.8
HELOCs	—		0.11%		14.2	4.6
Total	$371

(1)Comprised of C&I loans modified during the year ended December 31, 2023 where the interest rate was waived in addition to principal forgiveness. No recorded investment was outstanding as of December 31, 2023.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present information on loans that defaulted during the years ended December 31, 2024 and 2023 that received modifications during the 12 months preceding payment default.

	Loans Modified Subsequently Defaulted During the Year Ended December 31, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$3,684	$4,937	$—	$—	$8,621
Total commercial	3,684	4,937	—	—	8,621
Consumer:
Single-family residential	—	10,223	141	2,462	12,826
HELOCs	—	4,690	517	—	5,207
Total consumer	—	14,913	658	2,462	18,033
Total	$3,684	$19,850	$658	$2,462	$26,654

	Loans Modified Subsequently Defaulted During the Year Ended December 31, 2023
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Consumer:
Single-family residential	$—	$267	$—	$—	$267
HELOCs	—	749	—	—	749
Total consumer	—	1,016	—	—	1,016
Total	$—	$1,016	$—	$—	$1,016

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified during the years ended December 31, 2024 and 2023, respectively.

	Payment Performance as of December 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$71,324	$12,198	$—	$83,522
CRE	92,310	—	—	92,310
Total commercial	163,634	12,198	—	175,832
Consumer:
Single-family residential	9,082	4,218	2,459	15,759
HELOCs	8,591	3,069	3,160	14,820
Total consumer	17,673	7,287	5,619	30,579
Total	$181,307	$19,485	$5,619	$206,411

	Payment Performance as of December 31, 2023
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$52,087	$8,153	$9,306	$69,546
CRE	46,409	—	—	46,409
Total commercial	98,496	8,153	9,306	115,955
Consumer:
Single-family residential	11,197	2,425	547	14,169
HELOCs	4,207	177	749	5,133
Total consumer	15,404	2,602	1,296	19,302
Total	$113,900	$10,755	$10,602	$135,257

As of December 31, 2024 and 2023, commitments to lend additional funds to borrowers whose loans were modified were $10 million and $4 million, respectively.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. ASU 2022-02 eliminated TDR accounting prospectively for all restructurings occurring on or after January 1, 2023.

The following table presents the additions to TDRs for the year ended December 31, 2022:

	Loans Modified as TDRs During the Year Ended
	December 31, 2022
($ in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)	Financial Impact (2)
Commercial:
C&I	7	$69,050	$38,415	$12,638
Total commercial	7	69,050	38,415	12,638
Consumer:
HELOCs	2	662	697	2
Total consumer	2	662	697	2
Total	9	$69,712	$39,112	$12,640

(1)Includes subsequent payments after modification and reflects the balance as of December 31, 2022.
(2)Includes charge-offs and specific reserves recorded since the modification date. Loans modified more than once are reported in the period they were first modified.

The following table presents the TDR post-modification outstanding balances by the primary modification type for the year ended December 31, 2022:

	Modification Type During the Year Ended
	December 31, 2022
($ in thousands)	Principal (1)	Other (2)	Total
Commercial:
C&I	$24,238	$14,177	$38,415
Total commercial	24,238	14,177	38,415
Consumer:
HELOCs	697	—	697
Total consumer	697	—	697
Total	$24,935	$14,177	$39,112

(1)Includes forbearance payments, term extensions and principal deferments that modify the terms of the loan from principal and interest payments to interest payments only.
(2)Includes primarily funding to secure additional collateral and provide liquidity to collateral-dependent and term extension to C&I loans.

After a loan is modified as a TDR, the Company continues to monitor its performance under its most recent restructured terms. A TDR may become delinquent and result in payment default (generally 90 days past due) subsequent to restructuring. The following table presents information on loans that entered into default during the year ended December 31, 2022 that were modified as TDRs during the 12 months preceding payment default:

	Loans Modified as TDRs that Subsequently During the Year Ended December 31, 2022
($ in thousands)	Number of Loans	Recorded Investment
Commercial:
C&I	2	$10,296
Total commercial	2	10,296
Total	2	$10,296

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

There were no changes to the reasonable and supportable forecast period, except to the C&I segment, and no changes to the reversion to the historical loss experience method in 2024 and 2023. The reasonable and supportable forecast period for the C&I segment changed from 11 quarters to eight quarters due to model redevelopment during the third quarter of 2023.

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

Qualitative Component — The Company considers the following qualitative factors in the determination of the collectively evaluated allowance if these factors have not already been captured by the quantitative model. Such qualitative factors may include, but are not limited to:
–loan growth trends;
–the volume and severity of past due financial assets, and criticized or adversely classified financial assets;
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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2024, collateral-dependent commercial and consumer loans totaled $45 million and $23 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $30 million and $12 million, respectively, as of December 31, 2023. The Company's collateral-dependent loans were secured by real estate. As of both December 31, 2024 and 2023, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	110,791	61,908	(2,684)	9,114	(10,176)	(873)	4,096	172,176
Gross charge-offs		(125,413)	(14,236)	(10)	(2,289)	(35)	(15)	(4,259)	(146,257)
Gross recoveries		6,505	413	436	203	9	73	—	7,639
Total net (charge-offs) recoveries		(118,908)	(13,823)	426	(2,086)	(26)	58	(4,259)	(138,618)
Foreign currency translation adjustment		(249)	—	—	—	—	—	—	(249)
Allowance for loan losses, end of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052

		Year Ended December 31, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, December 31, 2022		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Allowance for loan losses, beginning of period		377,383	150,201	23,379	9,109	35,565	4,476	1,560	601,673
Provision for (reversal of) credit losses on loans	(a)	45,319	27,007	10,454	11,537	19,384	(424)	294	113,571
Gross charge-offs		(36,573)	(7,048)	(3)	(10,413)	—	(138)	(197)	(54,372)
Gross recoveries		6,803	432	545	236	69	33	—	8,118
Total net (charge-offs) recoveries		(29,770)	(6,616)	542	(10,177)	69	(105)	(197)	(46,254)
Foreign currency translation adjustment		(247)	—	—	—	—	—	—	(247)
Allowance for loan losses, end of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743

		Year Ended December 31, 2022
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$338,252	$150,940	$14,400	$15,468	$17,160	$3,435	$1,924	$541,579
Provision for (reversal of) credit losses on loans	(a)	37,604	8,212	15,651	(6,433)	18,867	1,124	(258)	74,767
Gross charge-offs		(18,738)	(10,871)	(7237)	—	(775)	(193)	(106)	(37,920)
Gross recoveries		16,824	1,583	559	74	312	109	—	19,461
Total net (charge-offs) recoveries		(1,914)	(9,288)	(6,678)	74	(463)	(84)	(106)	(18,459)
Foreign currency translation adjustment		(2,242)	—	—	—	—	—	—	(2,242)
Allowance for loan losses, end of period		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the years ended December 31, 2024, 2023 and 2022:

		Year Ended December 31,
($ in thousands)		2024	2023	2022
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$37,699	$26,264	$27,514
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,824	11,429	(1,267)
Foreign currency translation adjustments		3	6	17
Allowance for unfunded credit commitments, end of period		39,526	37,699	26,264
Provision for credit losses	(a) + (b)	$174,000	$125,000	$73,500

The allowance for credit losses was $742 million as of December 31, 2024, compared with $706 million as of December 31, 2023. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment and economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and certain CRE markets.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of December 31, 2024, the Company assigned the same weightings to its baseline, while slightly higher and lower weightings were applied to the upside and downside scenarios, respectively, as compared with December 31, 2023. The current baseline economic forecast continues to reflect key risks such as still-elevated interest rates, inflation, concerns over global conflicts and oil prices. Compared to December 2023, the December 2024 baseline forecast for GDP growth showed improvement in the near-term (full year 2025) and worsening for longer-term (2026 and beyond). The unemployment rate has remained low with the December 2024 forecast showing a small uptick beginning in 2026, compared with the December 2023 forecast for the same periods. The downside scenario assumed the economy falls into recession in the first quarter of 2025 as a result of tariffs, rising inflation, high interest rates, global and domestic political tensions, and reduced credit availability. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial market, and full employment starting in the first quarter of 2025.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$649,187	$9,417	$718	$—	$659,322
Sales (2)(3)	$650,256	$9,417	$718	$2,997	$663,388
Purchases (4)	$612,364	$—	$—	$387,629	$999,993

	Year Ended December 31, 2023
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$647,943	$83,282	$8,154	$—	$739,379
Sales (2)(3)	$674,919	$86,749	$8,154	$—	$769,822
Purchases (4)	$106,493	$—	$—	$493,282	$599,775

	Year Ended December 31, 2022
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$530,524	$88,075	$—	$5,178	$623,777
Loans transferred from held-for-sale to held-for-investment	$—	$—	$—	$631	$631
Sales (2)(3)	$501,289	$88,075	$—	$6,403	$595,767
Purchases (4)	$363,549	$—	$—	$293,721	$657,270

(1)Includes write-downs of $2 million, $5 million and $3 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the years ended December 31, 2024, 2023 and 2022, respectively.
(2)Includes originated loans sold of $508 million, $513 million and $388 million for the years ended December 31, 2024, 2023 and 2022, respectively. Originated loans sold consisted primarily of C&I loans for the year ended December 31, 2024 and C&I and CRE loans for the years ended December 31, 2023 and 2022.
(3)Includes $156 million, $256 million and $208 million of purchased loans sold in the secondary market for the years ended December 31, 2024, 2023 and 2022, respectively.
(4)C&I loan purchases were comprised of syndicated C&I term loans.

Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net

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

For the Company’s accounting policies on tax credit investments, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Securities and Affordable Housing Partnership, Tax Credit and CRA Investments, Net in this Form 10-K. For discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-K.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of December 31, 2024 and 2023:

	December 31,
	2024		2023
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$500,217	$280,919	$419,785	$251,746
Tax credit and CRA investments	160,429	21,202	—	—
Equity method of accounting and other:
Tax credits and CRA investments	265,994	105,743	485,251	298,990
Total	$926,640	$407,864	$905,036	$550,736

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$70,335	$60,939	$52,132
Tax credit and CRA investments	110,260	—	—
Equity method of accounting and other:
Tax credit and CRA investments	64,720	124,433	116,132
Total tax credits and benefits	$245,315	$185,372	$168,264
Amortization:
PAM:
Affordable housing partnership investments (2)	$46,113	$43,041	$38,759
Tax credit and CRA investments (3)	90,113	—	—
Equity method of accounting and other:
Tax credit and CRA investments (4) (5)	54,242	120,299	113,358
Total amortization	$190,468	$163,340	$152,117

(1)Included in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022.
(2)Amortization related to investments in qualified affordable housing partnerships under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2024, 2023 and 2022.
(3)Due to the adoption of ASU 2023-02 on January 1, 2024, amortization related to qualifying tax credit investments under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the year ended December 31, 2024.
(4)Amortization related to tax credit and CRA investments was recognized in Amortization of tax credit and CRA investments as part of noninterest expense on the Consolidated Statement Income for the years ended December 31, 2024, 2023 and 2022.
(5)Includes impairment of $1 million for the year ended December 31, 2024, and net impairment recoveries of $1 million and $469 thousand for the years ended December 31, 2023 and 2022, respectively. The activity was primarily related to historic and/or energy tax credits.

As of December 31, 2024, the Company’s unfunded commitments related to investments in affordable housing partnership, tax credit and CRA investments, net are estimated to be funded as follows:

($ in thousands)	Amount
2025	$304,008
2026	85,995
2027	9,434
2028	1,643
2029	1,306
Thereafter	5,478
Total	$407,864

The Company also held equity securities without readily determinable fair values totaling $147 million and $146 million as of December 31, 2024 and 2023, respectively. These equity securities without readily determinable fair values are included in Other Assets on the Consolidated Balance Sheet.

Note 8 — Goodwill

Total goodwill was $466 million as of both December 31, 2024 and 2023. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment test as of December 31, 2024 by using a qualitative assessment, and concluded goodwill was not impaired. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 ~~—~~ Summary of Significant Accounting Policies ~~—~~ Significant Accounting Policies ~~—~~ Goodwill to the Consolidated Financial Statements in this Form 10-K.

The Company has an equity method investment in Rayliant and its carrying value was $108 million as of December 31, 2024, of which $101 million was comprised of equity method goodwill.

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Deposits:
Noninterest-bearing demand	$15,450,428	$15,539,872
Interest-bearing checking	7,940,692	7,558,908
Money market	14,816,511	13,108,727
Savings:
Domestic office	1,583,657	1,638,916
Foreign office	167,963	202,551
Time deposits (1):
Domestic office	21,128,657	16,037,287
Foreign office	2,087,115	2,006,177
Total deposits	$63,175,023	$56,092,438

(1)The aggregate amount of time deposits that met or exceeded the deposit insurance limit was $16.5 billion and $13.6 billion as of December 31, 2024 and 2023, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2024:

($ in thousands)	Amount
2025	$22,590,146
2026	270,237
2027	299,214
2028	53,109
2029	3,066
Total	$23,215,772

Note 10 — Short-Term Borrowings and Long-Term Debt

The following table presents details of the Company’s BTFP borrowings, FHLB advances, and long-term debt as of December 31, 2024 and 2023:

			December 31,
			2024	2023
($ in thousands)	Interest Rate	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt (1) — floating	6.17%	12/15/2035	$32,001	$148,249
Bank
BTFP borrowings	4.37%	3/19/2024	$—	$4,500,000
FHLB advances (2):
Floating (3)	4.56% — 4.61%	2025	$3,000,000	$—
Fixed	3.87% — 3.95%	2026	500,000	—
Total FHLB advances			$3,500,000	$—

(1)As of December 31, 2024, the remaining junior subordinated debt outstanding was issued by MCBI Statutory Trust I that had a stated interest rate of 3-month CME Term Secured Overnight Financing Rate ("SOFR") + 1.81%. The weighted-average contractual interest rates for junior subordinated debt were 6.17% and 6.87% as of December 31, 2024 and 2023, respectively.
(2)The weighted-average interest rate for FHLB advances was 4.48% as of December 31, 2024.
(3)Floating interest rates are based on the SOFR plus the established spread.

Bank Term Funding Program

As of December 31, 2023, the Company’s short-term borrowings consisted of funds from the BTFP, which were repaid upon maturity in March 2024.

FHLB Advances

The Bank’s available borrowing capacity from FHLB advances totaled $9.9 billion as of December 31, 2024. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of December 31, 2024, all advances were secured by real estate loans. In comparison, there were no FHLB advances borrowings as of December 31, 2023.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2024, East West had one statutory business trust for the purpose of holding junior subordinated debt issued to third party investors. The proceeds from these issuances represent liabilities of East West to the Trust and are reported as a component of Long-term debt on the Consolidated Balance Sheet. Interest payments on these securities are disbursed quarterly and are deductible for tax purposes. During the first quarter of 2024, the Company redeemed approximately $117 million of junior subordinated debt. The remaining outstanding principal amounts included $35 million of junior subordinated debt and $1 million of trust preferred securities as of December 31, 2024.

Note 11 — Income Taxes

The following table presents the components of income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Current income tax expense:
Federal	$166,268	$172,428	$163,797
State	153,891	173,080	160,629
Foreign	10,399	2,240	3,133
Total current income tax expense	330,558	347,748	327,559
Deferred income tax (benefit) expense:
Federal	(6,467)	(24,319)	(23,484)
State	(5,582)	(23,415)	(21,835)
Foreign	(2,234)	(1,405)	1,331
Total deferred income tax benefit	(14,283)	(49,139)	(43,988)
Income tax expense	$316,275	$298,609	$283,571

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal income tax effect	7.7	8.1	7.8
Tax credits and benefits, net of amortization	(7.4)	(9.9)	(8.9)
Other, net	—	1.3	0.2
Effective tax rate	21.3%	20.5%	20.1%

The following table summarizes the tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses and nonperforming assets valuation allowance	$233,879	$217,731
Net unrealized losses on AFS debt and transferred securities	223,814	246,835
Stock compensation and other accrued compensation	41,118	33,169
Lease liabilities	27,644	32,636
FDIC special assessment charge	16,843	22,212
Basis difference in investments	17,708	28,216
State capital loss and tax credit carryforwards	11,122	266
Nonaccrual loans’ interest income	8,809	7,034
State taxes	5,808	9,885
Other	14,665	10,535
Total deferred tax assets	$601,410	$608,519
Deferred tax liabilities:
Operating lease right-of-use assets	$25,647	$30,272
Basis difference in investments	25,587	23,103
Equipment lease financing	10,395	15,564
Prepaid expenses	2,319	2,981
FHLB stock dividends	1,961	1,947
Mortgage servicing assets	1,678	2,102
Other	20,479	13,801
Total deferred tax liabilities	$88,066	$89,770
Net deferred tax assets	$513,344	$518,749

The Company has not repatriated and does not intend to repatriate earnings from its foreign subsidiary. The Company determined such earnings are to be indefinitely reinvested in the local jurisdiction. The related unrecognized deferred tax liability on these earnings is immaterial.

As of December 31, 2024, the Company had deferred tax assets of $8 million and $3 million related to state capital loss carryforwards and state tax credit carryforwards, respectively. These carryforwards are expected to be fully utilized before they start to expire in 2027. As of both December 31, 2024 and 2023, the Company concluded that no valuation allowance was necessary to reduce the deferred tax assets since estimated future taxable income will be sufficient to utilize these assets. For further information on the Company’s valuation policy on deferred taxes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024		2023	2022
Beginning balance	$1,193		$477	$5,045
Additions for tax positions related to prior years	2,698	(1)	459	—
Additions for tax positions related to current year	779		257	—
Settlements with taxing authorities	—		—	(4,568)	(2)
Ending balance	$4,670		$1,193	$477

(1)In 2024, the increase in positions related to prior years primarily related to proposed adjustments resulting from examination of the Company’s state tax returns.
(2)In 2022, the Company settled an issue regarding previously claimed tax credits related to DC Solar and affiliates.

The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded net interest expense of $1 million for the year ended December 31, 2024. In comparison, the net interest and penalties related to unrecognized tax benefits were immaterial for the years ended December 31, 2023 and 2022. Total accrued interest included in Accrued expenses and other liabilities on the Consolidated Balance Sheet was $1 million as of December 31, 2024 and immaterial as of December 31, 2023.

The Company files federal income tax returns, as well as returns in various state and foreign jurisdictions. We are routinely examined by tax authorities in these various jurisdictions. The Company is subject to federal income tax examination for the tax years 2021 and forward. With few exceptions, the Company is also subject to tax examination in various state and local jurisdictions for the tax years 2020 and forward. The Company does not believe that the outcome of unresolved issues or claims in any of the tax jurisdictions is likely to be material on the Company’s Consolidated Financial Statements. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2024.

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

The following table presents the Company’s credit-related commitments as of December 31, 2024 and 2023:

	December 31,
	2024					2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,741,319	$3,640,167	$661,403	$85,151	$9,128,040	$9,141,447
Commercial letters of credit and SBLCs	1,152,114	465,073	194,483	1,105,359	2,917,029	2,610,761
Total	$5,893,433	$4,105,240	$855,886	$1,190,510	$12,045,069	$11,752,208

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of December 31, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $29 million. In comparison, as of December 31, 2023, total letters of credit of $2.6 billion consisted of SBLCs of $2.6 billion and commercial letters of credit of $24 million. As of both December 31, 2024 and 2023, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $39 million and $38 million as of December 31, 2024 and 2023, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of December 31, 2024 and 2023:

	Maximum Potential Future Payments						Carrying Value (1)
	December 31,						December 31,
	2024					2023	2024	2023
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$10	$—	$40	$4,325	$4,375	$5,888	$4,375	$5,888
Multifamily residential loans sold or securitized with recourse	—	—	145	14,851	14,996	14,996	17,770	19,020
Total	$10	$—	$185	$19,176	$19,371	$20,884	$22,145	$24,908

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $34 thousand and $40 thousand as of December 31, 2024 and 2023, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of December 31, 2024, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of December 31, 2024, 2023 and 2022. An aggregate of 17 million shares of common stock were authorized under the 2021 Stock Incentive Plan, and the total number of shares available for grant was approximately 4 million as of December 31, 2024.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Stock compensation costs	$45,535	$39,867	$37,601
Related net tax benefits for stock compensation plans	$997	$8,959	$5,293

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

The following table presents a summary of the activities for the Company’s time-based and performance-based RSUs that were settled in shares for the year ended December 31, 2024. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2024	1,206,518	$74.29	276,223	$78.59
Granted	553,398	$76.44	97,798	$80.28
Vested	(329,468)	$72.05	(91,960)	$77.67
Forfeited	(81,836)	$74.53	—	$—
Outstanding, December 31, 2024	1,348,612	$75.70	282,061	$79.48

The weighted-average grant date fair value of the time-based RSUs granted during the years ended December 31, 2024, 2023, and 2022 was $76.44, $73.13, and $78.15, respectively. The weighted-average grant date fair value of the performance-based RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $80.28, $79.93 and $77.91, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2024, 2023 and 2022 was $25 million, $39 million and $30 million, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2024, 2023, and 2022 was $12 million, $21 million and $18 million, respectively.

As of December 31, 2024, there were $34 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.79 years, and $16 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.13 years.

Employee Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees can purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2024, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock were authorized for sale under the Purchase Plan. During the years ended December 31, 2024 and 2023, 41,563 shares totaling $3 million and 65,971 shares totaling $3 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2024, there were 110,251 shares available under the Purchase Plan.

Note 14 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2024, 2023 and 2022. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ and shares in thousands, except per share data)	2024	2023	2022
Basic:
Net income	$1,165,586	$1,161,161	$1,128,083
Weighted-average number of shares outstanding	138,898	141,164	141,326
Basic EPS	$8.39	$8.23	$7.98
Diluted:
Net income	$1,165,586	$1,161,161	$1,128,083
Weighted-average number of shares outstanding	138,898	141,164	141,326
Add: Diluted impact of unvested RSUs	1,060	738	1,166
Diluted weighted-average number of shares outstanding	139,958	141,902	142,492
Diluted EPS	$8.33	$8.18	$7.92

Approximately six thousand, 283 thousand and three thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computation for the years ended December 31, 2024, 2023 and 2022,respectively.

Stock Repurchase Program — In 2020, the Company’s Board of Directors authorized a stock repurchase program to buy back up to $500 million of the Company’s common stock. The following table presents the activity under the Company’s common share repurchase program for the periods indicated:

	Year Ended December 31,
($ in thousands, except shares and per share data)	Shares Repurchased	Average Price per Share	Total Cost
2024	1,943,346	$74.33	$144,446
2023	1,506,091	$54.56	$82,174
2022	1,385,517	$72.17	$99,990

Note 15 — Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, December 31, 2021	$(85,703)	$257	$(4,935)	$(90,381)
Net unrealized losses arising during the period	(620,870)	(52,623)	(16,348)	(689,841)
Amounts reclassified from AOCI	11,758	2,835	—	14,593
Changes, net of tax	(609,112)	(49,788)	(16,348)	(675,248)
Balance, December 31, 2022	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains (losses) arising during the period	76,930	(4,277)	(56)	72,597
Amounts reclassified from AOCI	16,004	56,432	—	72,436
Changes, net of tax	92,934	52,155	(56)	145,033
Balance, December 31, 2023	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	50,302	(87,447)	(982)	(38,127)
Amounts reclassified from AOCI	9,427	64,036	—	73,463
Changes, net of tax	59,729	(23,411)	(982)	35,336
Balance, December 31, 2024	$(542,152)	$(20,787)	$(22,321)	$(585,260)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive (loss) income, reclassifications to net income and the related tax effects for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024			2023				2022
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax		Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) on AFS debt securities arising during the period	$71,259	$(20,957)	$50,302	$109,216		$(32,286)	$76,930	$(721,100)	$213,221	$(507,879)
Unrealized losses on debt securities transferred from AFS to HTM	—	—	—	—		—	—	(160,416)	47,425	(112,991)
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(2,069)	612	(1,457)	6,862	(2)	(2,029)	4,833	(1,306)	386	(920)
Amortization of unrealized losses on transferred securities (3)	15,452	(4,568)	10,884	15,860		(4,689)	11,171	18,000	(5,322)	12,678
Net change	84,642	(24,913)	59,729	131,938		(39,004)	92,934	(864,822)	255,710	(609,112)
Cash flow hedges:
Net unrealized losses arising during the period	(124,382)	36,935	(87,447)	(5,767)		1,490	(4,277)	(74,069)	21,446	(52,623)
Net realized losses reclassified into net income (4)	91,083	(27,047)	64,036	79,843		(23,411)	56,432	4,004	(1,169)	2,835
Net change	(33,299)	9,888	(23,411)	74,076		(21,921)	52,155	(70,065)	20,277	(49,788)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(809)	(173)	(982)	698		(754)	(56)	(15,059)	(1,289)	(16,348)
Net change	(809)	(173)	(982)	698		(754)	(56)	(15,059)	(1,289)	(16,348)
Other comprehensive income (loss)	$50,534	$(15,198)	$35,336	$206,712		$(61,679)	$145,033	$(949,946)	$274,698	$(675,248)

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
Note 16 — Regulatory Requirements and Matters

The Company and the Bank are subject to regulatory capital adequacy requirements administered by the respective federal banking agencies that are based largely under the Basel III Capital Rules. As standardized approaches institutions, the Basel III Capital Rules require that banking organizations, such as the Company and the Bank, to maintain a minimum Common Equity Tier 1 (“CET1”) capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a Tier 1 leverage ratio of a least 4.0% to be considered adequately capitalized. Failure to meet the minimum capital requirements can result in certain mandatory actions and possibly additional discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Company’s Consolidated Financial Statements. The Company and the Bank are also subject to maintaining a capital conservation buffer of 2.5% above the minimum risk-based capital ratios under the Basel III Capital Rules. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but which does not exceed the capital conservation buffer will face constraints on dividends, share repurchases and executive compensation based on the amount of the shortfall.

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

As of both December 31, 2024 and 2023, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2024, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2024 and 2023:

	Basel III
	December 31, 2024 (1)		December 31, 2023 (1)
($ in thousands)	Amount	Ratio	Amount	Ratio	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer (3)	Well-Capitalized Requirement
Total capital (to risk-weighted assets)
Company	$8,561,797	15.6%	$7,919,407	14.8%	8.0%	10.5%	10.0%
East West Bank	$8,053,389	14.7%	$7,363,575	13.8%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$7,839,816	14.3%	$7,140,778	13.3%	6.0%	8.5%	6.0%
East West Bank	$7,367,996	13.4%	$6,732,946	12.6%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company (2)	$7,839,816	14.3%	$7,140,778	13.3%	4.5%	7.0%	N/A
East West Bank	$7,367,996	13.4%	$6,732,946	12.6%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted quarterly average assets)
Company (2)	$7,839,816	10.4%	$7,140,778	10.2%	4.0%	4.0%	N/A
East West Bank	$7,367,996	9.8%	$6,732,946	9.6%	4.0%	4.0%	5.0%

N/A — Not applicable.
(1)Reflected a delay of the estimated impact of CECL on regulatory capital in accordance with regulatory capital rules.
(2)The well-capitalized requirements for CET1 capital and Tier 1 leverage capital apply only to the Bank since there is no CET1 capital ratio or Tier 1 leverage capital ratio component in the definition of a well-capitalized bank holding company.
(3)Includes a 2.5% capital conservation buffer requirement above the minimum risk-based capital ratios.

Note 17 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined by the type of customers served, and the related products and services provided. The CODM is the Chairman and Chief Executive Officer (“CEO”) of the Company. The CODM regularly reviews the Company’s operating results to allocate resources and assess performance. Operating segment results are also based on the Company’s internal management reporting process, which reflects the allocations of certain balance sheet and income statement line items. The CODM uses certain performance measures such as segment net income and considers variances of actual results from forecast results on a quarterly basis when making decisions on resource allocations between segments. The segment information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The Commercial Banking segment primarily generates domestic commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance and equipment financing. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

The remaining centralized functions, including the corporate treasury activities of the Company, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The Company’s internal reporting process consists of certain allocation methodologies for revenues and expenses, and the internal funds transfer pricing (“FTP”) process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of its business segments’ net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Treasury and Other segment. The corporate treasury function within the Treasury and Other segment is responsible for the Company’s liquidity and interest rate management and manages the corporate interest rate risk exposure. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Each segment’s net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s FTP process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Loan charge-offs and provision for credit losses are recorded to the segments, where the loans are recorded. Significant corporate overhead expenses incurred by centralized support areas in the Treasury and Other segment are allocated to the Consumer and Business Banking and Commercial Banking segments based on the segment’s estimated usage factors including, but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Amortization of tax credit and CRA investments and certain types of administrative expenses are generally not allocated to segments.

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. Balances for the prior years have been reclassified for comparability.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2024, 2023 and 2022:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2024
Net interest income before provision for credit losses	$1,152,033	$1,125,931	$752	$2,278,716
Noninterest income	108,773	197,780	28,665	335,218
Total revenue before provision for credit losses	1,260,806	1,323,711	29,417	2,613,934
Provision for (reversal of) credit losses	8,691	166,953	(1,644)	174,000
Compensation and employee benefits	217,612	234,240	98,882	550,734
Other noninterest expense (1)	234,494	161,969	10,876	407,339
Total noninterest expense	452,106	396,209	109,758	958,073
Segment income (loss) before income taxes	800,009	760,549	(78,697)	1,481,861
Segment net income	$563,218	$535,652	$66,716	$1,165,586
Average balances:
Loans	$18,966,662	$32,996,221	$405,897	$52,368,780
Deposits	$30,815,912	$25,820,956	$3,036,171	$59,673,039
As of December 31, 2024
Segment assets	$20,084,814	$35,646,939	$20,244,722	$75,976,475

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2023
Net interest income (loss) before provision for credit losses	$1,225,954	$1,116,013	$(29,713)	$2,312,254
Noninterest income	103,890	168,502	22,872	295,264
Total revenue (loss) before provision for credit losses	1,329,844	1,284,515	(6,841)	2,607,518
Provision for credit losses	21,454	100,391	3,155	125,000
Compensation and employee benefits	203,387	217,663	87,488	508,538
Other noninterest expense (1)	262,086	158,949	93,175	514,210
Total noninterest expense	465,473	376,612	180,663	1,022,748
Segment income (loss) before income taxes	842,917	807,512	(190,659)	1,459,770
Segment net income (loss)	$594,965	$570,153	$(3,957)	$1,161,161
Average balances:
Loans	$17,739,984	$31,365,547	$439,605	$49,545,136
Deposits	$28,174,781	$23,304,066	$3,483,884	$54,962,731
As of December 31, 2023
Segment assets	$19,165,172	$35,020,106	$15,427,606	$69,612,884

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2022
Net interest income (loss) before provision for credit losses	$1,061,238	$988,158	$(3,515)	$2,045,881
Noninterest income	113,722	174,365	10,579	298,666
Total revenue before provision for credit losses	1,174,960	1,162,523	7,064	2,344,547
Provision for (reversal of) credit losses	25,983	48,248	(731)	73,500
Compensation and employee benefits	195,394	211,355	70,886	477,635
Other noninterest expense (1)	196,581	102,018	83,159	381,758
Total noninterest expense	391,975	313,373	154,045	859,393
Segment income (loss) before income taxes	757,002	800,902	(146,250)	1,411,654
Segment net income	$537,754	$569,982	$20,347	$1,128,083
Average balances:
Loans	$15,534,259	$29,321,701	$463,498	$45,319,458
Deposits	$27,276,151	$23,252,073	$3,771,355	$54,299,579
As of December 31, 2022
Segment assets	$17,183,425	$32,770,772	$14,157,953	$64,112,150

(1)The Treasury and Other segment's other noninterest expense is primarily comprised of amortization of tax credit and CRA investments, and other operating expenses. The Consumer and Business Banking segment's other noninterest expense is primarily comprised of corporate overhead allocated expenses, occupancy and equipment expense, other operating expenses, and deposit insurance premiums and regulatory assessments. The Commercial Banking segment’s other noninterest expense is primarily comprised of corporate overhead allocated expenses, deposit account expense, occupancy and equipment expense, and deposit insurance premiums and regulatory assessments.

Note 18 — Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

	December 31,
($ in thousands)	2024	2023
ASSETS
Cash and cash equivalents due from banks	$394,919	$445,770
Investments in subsidiaries:
Bank	7,251,084	6,542,852
Nonbank	10,423	13,502
Other assets	125,552	120,742
TOTAL	$7,781,978	$7,122,866
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$32,001	$148,249
Other liabilities	26,923	23,783
Stockholders’ equity	7,723,054	6,950,834
TOTAL	$7,781,978	$7,122,866

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
($ in thousands)	2024	2023	2022
Dividends from subsidiaries:
Bank	$540,000	$704,000	$240,000
Nonbank	127	322	157
Other investment losses	(954)	(2,738)	—
Other income	31	—	—
Total income	539,204	701,584	240,157
Interest expense on long-term debt	4,507	10,889	5,450
Compensation and employee benefits	7,283	7,204	6,708
Other expense (income) (1)	1,839	(1,086)	1,254
Total expense	13,629	17,007	13,412
Income before income tax benefit and equity in undistributed income of subsidiaries	525,575	684,577	226,745
Income tax benefit	4,143	5,844	4,269
Undistributed earnings of subsidiaries, primarily bank	635,868	470,740	897,069
Net income	$1,165,586	$1,161,161	$1,128,083

(1)Includes $3 million and $2 million in DC Solar recoveries for the years ended December 31, 2023 and 2022, respectively.

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,165,586	$1,161,161	$1,128,083
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(635,868)	(470,740)	(897,069)
Deferred income tax expense (benefit)	2,788	948	(2,193)
Net change in other assets	(6,912)	(4,160)	4,250
Net change in other liabilities	(802)	(47)	779
Other operating activities, net	1,265	2,443	1,333
Net cash provided by operating activities	526,057	689,605	235,183
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of trust preferred securities	3,558	—	—
Other investing activities, net	(494)	(95,095)	(7,390)
Net cash provided by (used in) investing activities	3,064	(95,095)	(7,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt:
Repayment of junior subordinated debt	(116,558)	—	—
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,023	3,208	3,178
Stock tendered for payment of withholding taxes	(14,877)	(23,751)	(19,087)
Repurchase of common stock pursuant to the stock repurchase program	(143,082)	(82,174)	(99,990)
Cash dividends paid	(308,478)	(274,554)	(228,381)
Net cash used in financing activities	(579,972)	(377,271)	(344,280)
Net (decrease) increase in cash and cash equivalents	(50,851)	217,239	(116,487)
Cash and cash equivalents, beginning of year	445,770	228,531	345,018
Cash and cash equivalents, end of year	$394,919	$445,770	$228,531

Note 19 — Subsequent Events

Declaration of Dividend and Repurchase Authorization — On January 23, 2025, the Company’s Board of Directors declared first quarter 2025 cash dividends for the Company’s common stock. The common stock cash dividend of $0.60 per share was paid on February 17, 2025 to stockholders of record as of February 3, 2025. In addition, on January 22, 2025, East West’s Board of Directors authorized the repurchase of up to an additional $300 million of East West stock.

Southern California Wildfires — In January 2025, several wildfires affected Los Angeles and its surrounding areas. Based on the Company’s assessment of available information regarding its loan portfolio and related collateral within the affected areas, the Company has determined that the impact to its consolidated financial statements is immaterial through the date of filing of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2024. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 28, 2025

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K), except as set forth below.

On November 20, 2024, Dominic Ng, Chairman of the Board and Chief Executive Officer of the Company, entered into a pre-arranged trading plan for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the “Exchange Act”. Mr. Ng’s Rule 10b5-1 Plan provides for the sale of up to 120,000 shares of common stock, which may commence effective March 6, 2025 and will terminate no later than December 19, 2025.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s executive officers, and biographical information for each, is set forth in Item 1. Business — Information about our Executive Officers in this Form 10-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2024, and this information is incorporated herein by reference:
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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2025 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2025 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	3,627,809	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,627,809

(1)Represents future shares available under the stockholder-approved 2021 Stock Incentive Plan effective March 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2025 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, PCAOB ID: 185.

Information regarding principal accountant fees and services will be set forth in the 2025 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements

The following financial statements of East West Bancorp, Inc. and its subsidiaries, and the auditor’s report thereon, are filed as part of this report under Item 8. Financial Statements:

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

10.1.2
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K, filed with the Commission on April 10, 2012 (File No. 000-24939).]

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

10.1.9
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed with the Commission on May 9, 2024 (File No. 000-24939).]

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

10.2.9
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed with the Commission on May 9, 2024 (File No. 000-24939).]

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

10.3.6
Amendment to Employment Agreement – Irene H. Oh* [Incorporated by reference to Exhibit 10.3.6 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 29, 2024 (File No. 000-24939).]

10.3.7	Amendment to Employment Agreement – Irene H. Oh* Filed herewith.
10.4.1	Employment Agreement – Parker Shi* [Incorporated by reference to Exhibit 10.1 from Registrant’s Current Report on Form 8-K filed with the Commission on December 6, 2021 (File No. 000-24939).]
10.4.2
Amendment to Employment Agreement – Parker Shi* [Incorporated by reference to Exhibit 10.4.2 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 29, 2024 (File No. 000-24939).]

10.4.3	Amendment to Employment Agreement - Parker Shi* Filed herewith.
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

10.5.5
East West Bank Deferred Compensation Plan* [Incorporated by reference to Exhibit 4.4 from Registrant’s Registration Statement on Form S-8 filed with the Commission on November 8, 2024 (File No. 333-283107).]

10.6
East West Bancorp, Inc. 1998 Employee Stock Purchase Plan* [Incorporated by reference to Exhibit 10.7 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

19	East West Bancorp, Inc. Insider Trading Policy. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP. Filed herewith.
24	Power of Attorney. Filed herewith.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
97
East West Bancorp, Inc. Executive Compensation Clawback Policy [Incorporated by reference to Exhibit 97 from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 29, 2024 (File No. 000-24939).]

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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GDP	Gross Domestic Product
ALCO	Asset/Liability Committee	GHG	Greenhouse gas
AML	Anti-money laundering	GLBA	Gramm-Leach-Bliley Act of 1999
AOCI	Accumulated other comprehensive (loss) income	GNMA	Government National Mortgage Association
ASC	Accounting Standards Codification	HELOC	Home equity line of credit
ASU	Accounting Standards Update	HTM	Held-to-maturity
BHC Act	Bank Holding Company Act of 1956, as amended	IAR	Independent Asset Review
BKX	KBW Nasdaq Bank Index	IDI	Insured depository institution
BSA	Bank Secrecy Act	LCH	London Clearing House
BTFP	Bank Term Funding Program	LGD	Loss given default
C&I	Commercial and industrial	LTV	Loan-to-value
CARB	California Air Resources Board	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CCDAA	Climate Corporate Data Accountability Act	MMBTU	Million British thermal unit
CCPA	California Consumer Privacy Act	NAV	Net asset value
CECL	Current expected credit losses	NRSRO	Nationally recognized statistical rating organizations
CET1	Common Equity Tier 1	OFAC	Office of Foreign Assets Control
CFPB	Consumer Financial Protection Bureau	OREO	Other real estate owned
CLO	Collateralized loan obligation	OTTI	Other-than-temporary impairment
CME	Chicago Mercantile Exchange	PAM	Proportionate amortization method
CNY	Chinese Yuan	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001
CODM	Chief operating decision maker	PCA	Prompt Corrective Action
CRA	Community Reinvestment Act	PCD	Purchased credit deteriorated
CRE	Commercial real estate	PD	Probability of default
CRFRA	Climate-Related Financial Risk Act	PIPL	Personal Information Protection Law
DFPI	California Department of Financial Protection and Innovation	RMB	Chinese Renminbi
DIF	Deposit Insurance Fund	ROC	Risk Oversight Committee
DOJ	The U.S. Department of Justice	ROE	Return on average common equity
EPS	Earnings per share	RPA	Credit risk participation agreement
ERM	Enterprise risk management	RSU	Restricted stock unit
EVE	Economic value of equity	S&P	Standard & Poor's
FASB	Financial Accounting Standards Board	SBLC	Standby letter of credit
FDIA	Federal Deposit Insurance Act	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FFIEC	Federal Financial Institutions Examination Council	TCE	Return on average tangible common equity
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FINRA	Financial Industry Regulatory Authority, Inc.	U.S.	United States
FRB	Federal Reserve Bank	USD	U.S. dollar
FTP	Funds transfer pricing	VIE	Variable interest entity
GAAP	Generally accepted accounting principles

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

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Dominic Ng

/s/ CHRISTOPHER J. DEL MORAL-NILES	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Christopher J. Del Moral-Niles

MANUEL P. ALVAREZ*	Director	February 28, 2025
Manuel P. Alvarez

MOLLY CAMPBELL*	Director	February 28, 2025
Molly Campbell

ARCHANA DESKUS*	Director	February 28, 2025
Archana Deskus

SERGE DUMONT*	Director	February 28, 2025
Serge Dumont

RUDOLPH I. ESTRADA*	Lead Director	February 28, 2025
Rudolph I. Estrada

MARK HUTCHINS	Director	February 28, 2025
Mark Hutchins

PAUL H. IRVING*	Director	February 28, 2025
Paul H. Irving

SABRINA KAY*	Director	February 28, 2025
Sabrina Kay

JACK C. LIU*	Director	February 28, 2025
Jack C. Liu

LESTER M. SUSSMAN*	Director	February 28, 2025
Lester M. Sussman

* Dominic Ng, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 28, 2025
	By	/s/ DOMINIC NG
Dominic Ng
Attorney-In-Fact
Chairman and Chief Executive Officer