Form 10-Q
period 2025-03-31
EAST WEST BANCORP INC
filed 2025-05-09
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,825,192 shares as of April 30, 2025.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “us,” “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to known and unknown risks and uncertainties.

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
•changes in laws or the regulatory environment, including trade, monetary and fiscal policies and laws and current or potential disputes between the U.S., the People’s Republic of China, Singapore and other countries;
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

For a more detailed discussion of some of the factors that might cause such differences, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025 under the heading Item 1A. Risk Factors. You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake, and specifically disclaims any obligation to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$394,574	$360,734
Interest-bearing cash with banks	3,053,710	4,890,008
Cash and cash equivalents	3,448,284	5,250,742
Interest-bearing deposits with banks	32,788	48,198
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $12,962,469 and $11,505,775)	12,384,912	10,846,811
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,435,292 and $2,387,754)	2,905,341	2,917,413
Loans held-for-investment (net of allowance for loan losses of $734,856 and $702,052)	53,517,878	53,024,585
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	930,058	926,640
Premises and equipment (net of accumulated depreciation of $168,724 and $166,154)	81,975	82,233
Operating lease right-of-use assets	80,239	81,967
Goodwill	465,697	465,697
Other assets	1,892,841	1,907,189
TOTAL	$76,165,013	$75,976,475
LIABILITIES
Deposits:
Noninterest-bearing	$15,169,775	$15,450,428
Interest-bearing	47,882,330	47,724,595
Total deposits	63,052,105	63,175,023
Federal Home Loan Bank (“FHLB”) advances	3,500,000	3,500,000
Securities sold under repurchase agreements (“repurchase agreements”)	270,111	—
Long-term debt and finance lease liabilities	35,880	35,974
Operating lease liabilities	87,157	89,263
Accrued expenses and other liabilities	1,290,295	1,453,161
Total liabilities	68,235,548	68,253,421
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 170,402,087 and 169,925,379 shares issued	170	170
Additional paid-in capital	2,043,898	2,030,712
Retained earnings	7,517,711	7,311,542
Treasury stock, at cost 32,599,998 and 31,488,080 shares	(1,137,299)	(1,034,110)
Accumulated other comprehensive loss (“AOCI”), net of tax	(495,015)	(585,260)
Total stockholders’ equity	7,929,465	7,723,054
TOTAL	$76,165,013	$75,976,475

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$840,412	$866,389
Debt securities	147,784	75,392
Resale agreements	1,610	6,115
Restricted equity securities	2,859	1,339
Interest-bearing cash and deposits with banks	39,137	74,382
Total interest and dividend income	1,031,802	1,023,617
INTEREST EXPENSE
Deposits	391,981	406,199
Federal funds purchased and other short-term borrowings	6	42,106
FHLB advances	38,866	7,739
Repurchase agreements	77	35
Long-term debt and finance lease liabilities	671	2,399
Total interest expense	431,601	458,478
Net interest income before provision for credit losses	600,201	565,139
Provision for credit losses	49,000	25,000
Net interest income after provision for credit losses	551,201	540,139
NONINTEREST INCOME
Commercial and consumer deposit-related fees	27,075	24,948
Lending and loan servicing fees	26,230	22,925
Foreign exchange income	15,837	11,469
Wealth management fees	13,679	8,637
Customer derivative income	4,069	3,750
Net gains on AFS debt securities	131	49
Other investment income	2,262	2,815
Other income	2,819	3,894
Total noninterest income	92,102	78,487
NONINTEREST EXPENSE
Compensation and employee benefits	146,435	141,812
Occupancy and equipment expense	15,689	15,716
Deposit account expense	9,042	12,188
Computer and software related expenses	13,314	11,344
Deposit insurance premiums and regulatory assessments	10,385	19,649
Other operating expense	41,541	32,458
Amortization of tax credit and CRA investments	15,742	13,207
Total noninterest expense	252,148	246,374
INCOME BEFORE INCOME TAXES	391,155	372,252
Income tax expense	100,885	87,177
NET INCOME	$290,270	$285,075
EARNINGS PER SHARE (“EPS”)
BASIC	$2.10	$2.04
DILUTED	$2.08	$2.03
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	138,201	139,409
DILUTED	139,291	140,261

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$290,270	$285,075
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains (losses) on AFS debt securities	57,285	(2,317)
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,692	2,688
Net changes in unrealized gains (losses) on cash flow hedges	31,280	(46,330)
Foreign currency translation adjustments	(1,012)	3,822
Other comprehensive income (loss)	90,245	(42,137)
COMPREHENSIVE INCOME	$380,515	$242,938

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of a change in accounting principle (1)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	285,075	—	—	285,075
Other comprehensive loss	—	—	—	—	(42,137)	(42,137)
Issuance of common stock pursuant to various stock compensation plans and agreements	463,239	12,989	—	—	—	12,989
Repurchase of common stock pursuant to various stock compensation plans and agreements	(187,593)	—	—	(13,702)	—	(13,702)
Repurchase of common stock pursuant to the stock repurchase program	(1,181,851)	—	—	(82,441)	—	(82,441)
Cash dividends on common stock ($0.55 per share)	—	—	(77,904)	—	—	(77,904)
BALANCE, MARCH 31, 2024	139,121,162	$1,993,976	$6,662,919	$(970,930)	$(662,733)	$7,023,232
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	290,270	—	—	290,270
Other comprehensive income	—	—	—	—	90,245	90,245
Issuance of common stock pursuant to various stock compensation plans and agreements	476,708	13,186	—	—	—	13,186
Repurchase of common stock pursuant to various stock compensation plans and agreements	(193,569)	—	—	(17,747)	—	(17,747)
Repurchase of common stock pursuant to the stock repurchase program	(918,349)	—	—	(85,442)	—	(85,442)
Cash dividends on common stock ($0.60 per share)	—	—	(84,101)	—	—	(84,101)
BALANCE, MARCH 31, 2025	137,802,089	$2,044,068	$7,517,711	$(1,137,299)	$(495,015)	$7,929,465

(1)Represents the impact of the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on January 1, 2024.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290,270	$285,075
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	49,000	25,000
Depreciation, amortization and accretion, net	49,440	51,646
Stock compensation costs	13,186	12,989
Deferred income tax benefit	(22,453)	(6,905)
Net gains on AFS debt securities	(131)	(49)
Other real estate owned (“OREO”) write-downs	4,221	—
Loans held-for-sale:
Originations	—	(850)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	—	992
Net change in accrued interest receivable and other assets	11,999	75,815
Net change in accrued expenses and other liabilities	(117,443)	(177,732)
Other operating activities, net	(203)	258
Total adjustments	(12,384)	(18,836)
Net cash provided by operating activities	277,886	266,239
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(75,519)	(106,536)
Interest-bearing deposits with banks	15,458	(14,252)
AFS debt securities:
Proceeds from sales	108,232	537,195
Proceeds from repayments, maturities and redemptions	663,906	577,750
Purchases	(2,236,267)	(3,337,121)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	15,952	11,270
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	36,206	241,907
Purchases	(224,459)	(108,174)
Other changes in loans held-for-investment, net	(346,052)	110,120
Proceeds from sales of OREO	8,695	—
Proceeds from paydowns and maturities of resale agreements	—	300,000
Purchases of FHLB stock	—	(84,294)
Other investing activities, net	(1,622)	559
Net cash used in investing activities	(2,035,470)	(1,871,576)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(126,497)	2,475,059
Net change in short-term borrowings	—	(4,480,827)
Proceeds from FHLB advances	—	3,500,000
Proceeds from repurchase agreements	270,111	—
Repayment of lease liabilities and junior subordinated debt	(209)	(116,798)
Common stock:
Stock tendered for payment of withholding taxes	(17,747)	(13,702)
Repurchase of common stock pursuant to the stock repurchase program	(85,442)	(82,441)
Cash dividends paid	(85,893)	(79,304)
Net cash (used in) provided by financing activities	(45,677)	1,201,987
Effect of exchange rate changes on cash and cash equivalents	803	(833)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,802,458)	(404,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,250,742	4,614,984
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,448,284	$4,210,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$434,683	$600,438
Income taxes, net	$19,340	$38,619
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$36,194	$199,974
Loans transferred to OREO	$6,598	$5,551

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Current Accounting Developments

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “us,” “our” or “EWBC”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2025, East West has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust has not been consolidated by the Company.

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. SEC on February 28, 2025 (the “Company’s 2024 Form 10-K”), and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2024 Form 10-K.

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

New Accounting Pronouncements Adopted

The following standards were adopted on January 1, 2025, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•Accounting Standards Update (“ASU”) 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
•ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. From time to time, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

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

Equity Securities — Equity securities consist of mutual funds and exchange-traded equity securities. The Company invests in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be put back to the transfer agents at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2. Exchange-traded equity securities are measured based on quoted prices on an active exchange market, and classified as Level 1.

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

Equity Contracts — Equity contracts consist of warrants to purchase common or preferred stock of private companies, and any liability-classified contingently issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. The model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and equity volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both equity volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the equity volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the equity volatility and liquidity discount assumptions is performed.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$930,981	$—	$—	$930,981
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	268,406	—	268,406
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	418,550	—	418,550
Residential mortgage-backed securities	—	9,005,562	—	9,005,562
Municipal securities	—	245,854	—	245,854
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	236,600	—	236,600
Residential mortgage-backed securities	—	430,068	—	430,068
Corporate debt securities	—	536,542	—	536,542
Foreign government bonds	—	234,191	—	234,191
Asset-backed securities	—	33,735	—	33,735
Collateralized loan obligations (“CLOs”)	—	44,423	—	44,423
Total AFS debt securities	$930,981	$11,453,931	$—	$12,384,912
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$21,280	$4,235	$—	$25,515
Total affordable housing partnership, tax credit and CRA investments, net	$21,280	$4,235	$—	$25,515
Other assets:
Equity securities	$630	$—	$—	$630
Total other assets	$630	$—	$—	$630
Derivative assets:
Interest rate contracts	$—	$351,214	$—	$351,214
Foreign exchange contracts	—	39,381	—	39,381
Credit contracts	—	18	—	18
Equity contracts	—	—	418	418
Commodity contracts	—	122,866	—	122,866
Gross derivative assets	$—	$513,479	$418	$513,897
Netting adjustments (2)	$—	$(329,563)	$—	$(329,563)
Net derivative assets	$—	$183,916	$418	$184,334
Derivative liabilities:
Interest rate contracts	$—	$336,183	$—	$336,183
Foreign exchange contracts	—	30,901	—	30,901
Credit contracts	—	19	—	19
Equity contracts (3)	—	—	15,119	15,119
Commodity contracts	—	81,862	—	81,862
Gross derivative liabilities	$—	$448,965	$15,119	$464,084
Netting adjustments (2)	$—	$(100,727)	$—	$(100,727)
Net derivative liabilities	$—	$348,238	$15,119	$363,357

Refer to footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$638,265	$—	$—	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	262,587	—	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	426,214	—	426,214
Residential mortgage-backed securities	—	7,738,260	—	7,738,260
Municipal securities	—	250,153	—	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	258,470	—	258,470
Residential mortgage-backed securities	—	433,608	—	433,608
Corporate debt securities	—	526,166	—	526,166
Foreign government bonds	—	233,880	—	233,880
Asset-backed securities	—	34,715	—	34,715
CLOs	—	44,493	—	44,493
Total AFS debt securities	$638,265	$10,208,546	$—	$10,846,811
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,817	$4,204	$—	$25,021
Total affordable housing partnership, tax credit and CRA investments, net	$20,817	$4,204	$—	$25,021
Other assets:
Equity securities	$568	$—	$—	$568
Total other assets	$568	$—	$—	$568
Derivative assets:
Interest rate contracts	$—	$385,311	$—	$385,311
Foreign exchange contracts	—	89,083	—	89,083
Credit contracts	—	1	—	1
Equity contracts	—	—	239	239
Commodity contracts	—	48,499	—	48,499
Gross derivative assets	$—	$522,894	$239	$523,133
Netting adjustments (2)	$—	$(427,292)	$—	$(427,292)
Net derivative assets	$—	$95,602	$239	$95,841
Derivative liabilities:
Interest rate contracts	$—	$414,172	$—	$414,172
Foreign exchange contracts	—	71,254	—	71,254
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	45,328	—	45,328
Gross derivative liabilities	$—	$530,766	$15,119	$545,885
Netting adjustments (2)	$—	$(112,284)	$—	$(112,284)
Net derivative liabilities	$—	$418,482	$15,119	$433,601

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $8.5 billion and $7.2 billion of fair value as of March 31, 2025 and December 31, 2024, respectively.
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

For the three months ended March 31, 2025 and 2024, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company granted as part of EWBC’s consideration in its investment in Rayliant. There was no change in the fair value of these contingently issuable shares during both the three months ended March 31, 2025 and 2024. The following table provides a reconciliation of the beginning and ending balances of the warrant equity contracts for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Equity contracts
Beginning balance	$239	$336
Total losses included in earnings (1)	(77)	(6)
Issuances	256	—
Ending balance	$418	$330

(1)Includes unrealized losses recorded in Lending and loan servicing fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2025 and December 31, 2024. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
March 31, 2025
Derivative assets:
Equity contracts	$418	Black-Scholes option pricing model	Equity volatility	39% — 55%	46%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2024
Derivative assets:
Equity contracts	$239	Black-Scholes option pricing model	Equity volatility	38% — 57%	50%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % designated based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of March 31, 2025 and December 31, 2024.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis include certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO, and other nonperforming assets. Nonrecurring fair value adjustments result from the impairment on certain individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence and secures applicable internal and external approval on its affordable housing partnership, tax credit and CRA investments prior to closing the investment and initial funding. Subsequent to closing, the Company continues its periodic monitoring process to ensure that book values are realizable, the investments are performing as expected and there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s financial statements, production reports and annual tax returns, the annual financial statements of the sponsor and guarantor (if any) and a comparison of the actual performance to plan based on the final financial model at the time of closing. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$28,224	$28,224
Commercial real estate (“CRE”):
CRE	—	—	3,848	3,848
Multifamily residential	—	—	3,029	3,029
Total commercial	—	—	35,101	35,101
Consumer:
Residential mortgage:
Single-family residential	—	—	107	107
Total consumer	—	—	107	107
Total loans held-for-investment	$—	$—	$35,208	$35,208
OREO (1)	$—	$—	$9,936	$9,936

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$48,384	$48,384
CRE:
CRE	—	—	1,678	1,678
Construction and land	—	—	11,316	11,316
Total commercial	—	—	61,378	61,378
Consumer:
Residential mortgage:
Single-family residential	—	—	108	108
Total consumer	—	—	108	108
Total loans held-for-investment	$—	$—	$61,486	$61,486
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$5,000	$5,000
OREO (1)	$—	$—	$19,386	$19,386

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and is included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Loans held-for-investment:
Commercial:
C&I	$(3,625)	$(12,843)
CRE:
CRE	(13,839)	(2,006)
Multifamily residential	(1,181)	—
Construction and land	—	(1,224)
Total commercial	(18,645)	(16,073)
Consumer:
Residential mortgage:
Single-family residential	—	(1,384)
Total consumer	—	(1,384)
Total loans held-for-investment	$(18,645)	$(17,457)
OREO	$(4,221)	$—

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
March 31, 2025
Loans held-for-investment	$2,672	Fair value of collateral	Discount	20% — 50%	24%	(1)
	$32,536	Fair value of property	Selling cost	5% — 20%	10%	(1)

OREO	$9,936	Fair value of property	Selling cost	8%	8%

December 31, 2024
Loans held-for-investment	$910	Fair value of collateral	Discount	50%	50%
	$22,993	Fair value of collateral	Contract value	NM	NM
	$37,583	Fair value of property	Selling cost	8% — 20%	10%	(1)

Affordable housing partnership, tax credit and CRA investments, net	$5,000	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$19,386	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2025 and December 31, 2024.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	March 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,448,284	$3,448,284	$—	$—	$3,448,284
Interest-bearing deposits with banks	$32,788	$—	$32,788	$—	$32,788
Resale agreements	$425,000	$—	$340,197	$—	$340,197
HTM debt securities	$2,905,341	$508,613	$1,926,679	$—	$2,435,292
Restricted equity securities, at cost	$165,594	$—	$165,594	$—	$165,594
Loans held-for-investment, net	$53,517,878	$—	$—	$52,216,008	$52,216,008
Mortgage servicing rights	$4,940	$—	$—	$8,385	$8,385
Accrued interest receivable	$308,264	$—	$308,264	$—	$308,264
Financial liabilities:
Demand, checking, savings and money market deposits	$39,387,398	$—	$39,387,398	$—	$39,387,398
Time deposits	$23,664,707	$—	$23,662,328	$—	$23,662,328
FHLB advances	$3,500,000	$—	$3,502,656	$—	$3,502,656
Repurchase agreements	$270,111	$—	$270,109	$—	$270,109
Long-term debt	$32,079	$—	$31,207	$—	$31,207
Accrued interest payable	$58,867	$—	$58,867	$—	$58,867

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,250,742	$5,250,742	$—	$—	$5,250,742
Interest-bearing deposits with banks	$48,198	$—	$48,198	$—	$48,198
Resale agreements	$425,000	$—	$329,769	$—	$329,769
HTM debt securities	$2,917,413	$499,858	$1,887,896	$—	$2,387,754
Restricted equity securities, at cost	$165,259	$—	$165,259	$—	$165,259
Loans held-for-investment, net	$53,024,585	$—	$—	$51,328,254	$51,328,254
Mortgage servicing rights	$5,234	$—	$—	$8,822	$8,822
Accrued interest receivable	$316,392	$—	$316,392	$—	$316,392
Financial liabilities:
Demand, checking, savings and money market deposits	$39,959,251	$—	$39,959,251	$—	$39,959,251
Time deposits	$23,215,772	$—	$23,225,317	$—	$23,225,317
FHLB advances	$3,500,000	$—	$3,497,953	$—	$3,497,953
Long-term debt	$32,001	$—	$31,246	$—	$31,246
Accrued interest payable	$61,950	$—	$61,950	$—	$61,950

Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both March 31, 2025 and December 31, 2024.

Securities Purchased under Resale Agreements

Gross securities purchased under resale agreements were $425 million as of both March 31, 2025 and December 31, 2024.

Securities Sold under Repurchase Agreements

Overnight gross securities sold under repurchase agreements with unrelated counterparties were $270 million as of March 31, 2025. There were no repurchase agreements as of December 31, 2024.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Collateral Received (1)	Net Amount
Resale agreements	$425,000	$—	$425,000	$(343,590)	$81,410

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount
Liabilities				Collateral Pledged (2)
Repurchase agreements	$270,111	$—	$270,111	$(270,111)	$—

($ in thousands)	December 31, 2024
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
Assets				Collateral Received (1)	Net Amount
Resale agreements	$425,000	$—	$425,000	$(329,603)	$95,397

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$961,291	$—	$(30,310)	$930,981
U.S. government agency and U.S. government-sponsored enterprise debt securities	306,428	—	(38,022)	268,406
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	455,534	2,616	(39,600)	418,550
Residential mortgage-backed securities	9,204,823	23,770	(223,031)	9,005,562
Municipal securities	286,374	—	(40,520)	245,854
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	268,913	1	(32,314)	236,600
Residential mortgage-backed securities	502,410	—	(72,342)	430,068
Corporate debt securities	653,500	—	(116,958)	536,542
Foreign government bonds	244,459	985	(11,253)	234,191
Asset-backed securities	34,237	—	(502)	33,735
CLOs	44,500	—	(77)	44,423
Total AFS debt securities	12,962,469	27,372	(604,929)	12,384,912
HTM debt securities:
U.S. Treasury securities	536,459	—	(27,846)	508,613
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,005,347	—	(173,991)	831,356
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	481,507	—	(78,425)	403,082
Residential mortgage-backed securities	694,808	—	(141,240)	553,568
Municipal securities	187,220	—	(48,547)	138,673
Total HTM debt securities	2,905,341	—	(470,049)	2,435,292
Total debt securities	$15,867,810	$27,372	$(1,074,978)	$14,820,204

	December 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,300	$—	$(38,035)	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	—	(45,633)	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	472,535	886	(47,207)	426,214
Residential mortgage-backed securities	7,974,768	12,278	(248,786)	7,738,260
Municipal securities	287,301	38	(37,186)	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	294,235	2	(35,767)	258,470
Residential mortgage-backed securities	514,527	—	(80,919)	433,608
Corporate debt securities	653,500	—	(127,334)	526,166
Foreign government bonds	244,803	2,069	(12,992)	233,880
Asset-backed securities	35,086	—	(371)	34,715
CLOs	44,500	—	(7)	44,493
Total AFS debt securities	11,505,775	15,273	(674,237)	10,846,811
HTM debt securities:
U.S. Treasury securities	535,080	—	(35,222)	499,858
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	—	(200,259)	804,220
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	486,388	—	(91,461)	394,927
Residential mortgage-backed securities	703,833	—	(155,626)	548,207
Municipal securities	187,633	—	(47,091)	140,542
Total HTM debt securities	2,917,413	—	(529,659)	2,387,754
Total debt securities	$14,423,188	$15,273	$(1,203,896)	$13,234,565

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of March 31, 2025 and December 31, 2024, the accrued interest receivables were $44 million and $45 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $8.6 billion of amortized cost and $8.5 billion of fair value as of March 31, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(3)Includes GNMA HTM debt securities totaling $84 million of amortized cost and $68 million of fair value as of March 31, 2025, and $86 million of amortized cost and $68 million of fair value of as of December 31, 2024.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$610,981	$(30,310)	$610,981	(1)	$(30,310)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	268,406	(38,022)	268,406		(38,022)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,476	(25)	358,728	(39,575)	361,204		(39,600)
Residential mortgage-backed securities	3,179,008	(10,604)	1,524,704	(212,427)	4,703,712		(223,031)
Municipal securities	4,814	(40)	241,040	(40,480)	245,854		(40,520)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	4,433	(1)	221,078	(32,313)	225,511		(32,314)
Residential mortgage-backed securities	—	—	430,068	(72,342)	430,068		(72,342)
Corporate debt securities	—	—	536,542	(116,958)	536,542		(116,958)
Foreign government bonds	—	—	88,747	(11,253)	88,747		(11,253)
Asset-backed securities	—	—	33,735	(502)	33,735		(502)
CLOs	—	—	44,423	(77)	44,423		(77)
Total AFS debt securities	$3,190,731	$(10,670)	$4,358,452	$(594,259)	$7,549,183		$(604,929)

(1)Excludes a short-term U.S. Treasury security of $320 million which had no unrealized gains or losses.

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$638,265	$(38,035)	$638,265	$(38,035)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	262,587	(45,633)	262,587	(45,633)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,741	(30)	377,756	(47,177)	380,497	(47,207)
Residential mortgage-backed securities	2,719,228	(16,404)	1,528,252	(232,382)	4,247,480	(248,786)
Municipal securities	2,763	(95)	245,360	(37,091)	248,123	(37,186)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	10,767	(332)	235,668	(35,435)	246,435	(35,767)
Residential mortgage-backed securities	—	—	433,608	(80,919)	433,608	(80,919)
Corporate debt securities	—	—	526,166	(127,334)	526,166	(127,334)
Foreign government bonds	—	—	87,008	(12,992)	87,008	(12,992)
Asset-backed securities	—	—	34,715	(371)	34,715	(371)
CLOs	—	—	44,493	(7)	44,493	(7)
Total AFS debt securities	$2,735,499	$(16,861)	$4,413,878	$(657,376)	$7,149,377	$(674,237)

As of March 31, 2025, the Company had 536 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 289 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities and 79 non-agency mortgage-backed securities. In comparison, as of December 31, 2024, the Company had 541 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 290 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 83 non-agency mortgage-backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates each AFS debt security where the fair value declines below amortized cost. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of March 31, 2025 were mainly comprised of the following:

•Corporate debt securities — The market value decline as of March 31, 2025 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

•Non-agency mortgage-backed securities — The market value decline as of March 31, 2025 was primarily due to interest rate movement and spread widening. Since these securities are nearly all rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both March 31, 2025 and December 31, 2024, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both March 31, 2025 and December 31, 2024. In addition, there was no provision for credit losses recognized for the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. For additional information on the Company’s credit loss methodology, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of March 31, 2025, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both March 31, 2025 and December 31, 2024. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains

The following table presents the gross realized gains from the sales of AFS debt securities and the related tax expense included in earnings for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Gross realized gains from sales	$131	$49
Related tax expense	$39	$14

Interest Income

The following table presents the composition of interest income on debt securities for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Taxable interest	$142,890	$70,328
Nontaxable interest	4,894	5,064
Total interest income on debt securities	$147,784	$75,392

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of March 31, 2025. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$369,423	$591,868	$—	$—	$961,291
Fair value	368,978	562,003	—	—	930,981
Weighted-average yield (1)	4.10%	1.06%	—%	—%	2.23%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	16,596	26,929	201,232	61,671	306,428
Fair value	16,367	25,806	174,409	51,824	268,406
Weighted-average yield (1)	0.93%	1.36%	2.00%	2.00%	1.89%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	5,057	74,745	115,210	9,465,345	9,660,357
Fair value	5,018	71,910	105,670	9,241,514	9,424,112
Weighted-average yield (1) (2)	3.56%	2.77%	2.86%	5.06%	5.02%
Municipal securities
Amortized cost	6,637	25,434	8,111	246,192	286,374
Fair value	6,551	24,365	7,591	207,347	245,854
Weighted-average yield (1) (2)	2.09%	2.17%	3.38%	2.23%	2.25%
Non-agency mortgage-backed securities
Amortized cost	20,756	5,784	4,434	740,349	771,323
Fair value	20,558	5,641	4,433	636,036	666,668
Weighted-average yield (1)	6.10%	3.10%	5.51%	2.38%	2.51%
Corporate debt securities
Amortized cost	—	—	349,500	304,000	653,500
Fair value	—	—	318,192	218,350	536,542
Weighted-average yield (1)	—%	—%	3.50%	1.97%	2.79%
Foreign government bonds
Amortized cost	81,569	62,890	50,000	50,000	244,459
Fair value	82,030	63,414	49,749	38,998	234,191
Weighted-average yield (1)	2.56%	2.16%	4.74%	1.50%	2.69%
Asset-backed securities
Amortized cost	—	—	—	34,237	34,237
Fair value	—	—	—	33,735	33,735
Weighted-average yield (1)	—%	—%	—%	5.05%	5.05%
CLOs
Amortized cost	—	—	44,500	—	44,500
Fair value	—	—	44,423	—	44,423
Weighted-average yield (1)	—%	—%	5.75%	—%	5.75%
Total AFS debt securities
Amortized cost	$500,038	$787,650	$772,987	$10,901,794	$12,962,469
Fair value	$499,502	$753,139	$704,467	$10,427,804	$12,384,912
Weighted-average yield (1)	3.80%	1.37%	3.23%	4.70%	4.37%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$536,459	$—	$—	$536,459
Fair value	—	508,613	—	—	508,613
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	—	372,206	633,141	1,005,347
Fair value	—	—	325,760	505,596	831,356
Weighted-average yield (1)	—%	—%	1.89%	1.90%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	18,499	127,093	1,030,723	1,176,315
Fair value	—	16,931	108,560	831,159	956,650
Weighted-average yield (1) (2)	—%	1.67%	1.66%	1.69%	1.69%
Municipal securities
Amortized cost	—	—	—	187,220	187,220
Fair value	—	—	—	138,673	138,673
Weighted-average yield (1) (2)	—%	—%	—%	2.01%	2.01%
Total HTM debt securities
Amortized cost	$—	$554,958	$499,299	$1,851,084	$2,905,341
Fair value	$—	$525,544	$434,320	$1,475,428	$2,435,292
Weighted-average yield (1)	—%	1.07%	1.83%	1.80%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of March 31, 2025 and December 31, 2024, AFS and HTM debt securities with carrying values of $5.7 billion and $5.4 billion, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Federal Reserve Bank (“FRB”) of San Francisco stock	$64,265	$63,930
FHLB stock	101,329	101,329
Total restricted equity securities	$165,594	$165,259

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of March 31, 2025 and December 31, 2024. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $12 million and $44 million, respectively, as of March 31, 2025. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $17 million and $15 million, respectively, as of December 31, 2024. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	March 31, 2025					December 31, 2024
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,250,000	$25,982		$12,153		$5,250,000	$5,647		$35,211
Total derivatives designated as hedging instruments	$4,250,000	$25,982		$12,153		$5,250,000	$5,647		$35,211
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,147,077	$325,232		$324,030		$17,005,381	$379,664		$378,961
Commodity contracts (1)	—	122,866		81,862		—	48,499		45,328
Foreign exchange contracts	4,509,409	39,381		30,901		5,201,460	89,083		71,254
Credit contracts (2)	190,871	18		19		168,999	1		12
Equity contracts	—	418	(3)	15,119	(4)	—	239	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$21,847,357	$487,915		$451,931		$22,375,840	$517,486		$510,674
Gross derivative assets/liabilities		$513,897		$464,084			$523,133		$545,885
Less: Master netting agreements		(90,876)		(90,876)			(111,124)		(111,124)
Less: Cash collateral received		(238,687)		(9,851)			(316,168)		(1,160)
Net derivative assets/liabilities		$184,334		$363,357			$95,841		$433,601

(1)The notional amount of the Company’s commodity contracts totaled 19 million barrels of crude oil and 426 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2025. In comparison, the notional amount of the Company’s commodity contracts totaled 21 million barrels of crude oil and 407 million MMBTUs of natural gas as of December 31, 2024.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in RPAs.
(3)The Company held warrant equity contracts in nine and eight private companies as of March 31, 2025 and December 31, 2024, respectively.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in its investment in Rayliant.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of March 31, 2025, interest rate contracts in notional amounts of $4.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of March 31, 2025, the Company expects to reclassify an estimated $5 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2025 and 2024. The after-tax impact of cash flow hedges on AOCI is shown in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Gains (losses) recognized in AOCI:
Interest rate contracts	$37,466	$(90,376)
Losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$(7,052)	$(24,605)

Net Investment Hedges — The Company enters into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). There was no active net investment hedge during the three months ended March 31, 2025. The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Gains recognized in AOCI	$—	$586

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2025 and December 31, 2024.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,906,842	$30,939	$287,307	$6,854,372	$11,828	$361,256
Written options	1,477,752	—	4,616	1,458,428	—	4,953
Collars and corridors	188,944	194	253	181,039	80	440
Subtotal	8,573,538	31,133	292,176	8,493,839	11,908	366,649
Foreign exchange contracts:
Forwards and spot	742,154	5,191	8,829	996,486	11,693	24,201
Swaps	1,241,537	16,106	2,539	1,504,469	16,117	25,366
Written options	161,165	—	2,433	—	—	—
Subtotal	2,144,856	21,297	13,801	2,500,955	27,810	49,567
Total	$10,718,394	$52,430	$305,977	$10,994,794	$39,718	$416,216
Economic hedges:
Interest rate contracts:
Swaps	$6,906,842	$289,196	$31,653	$6,872,075	$362,323	$12,228
Purchased options	1,477,752	4,649	—	1,458,428	4,990	—
Collars and corridors	188,944	254	201	181,039	443	84
Subtotal	8,573,538	294,099	31,854	8,511,542	367,756	12,312
Foreign exchange contracts:
Forwards and spot	106,076	539	257	86,750	2,318	1,738
Swaps	2,097,312	15,112	16,843	2,613,755	58,955	19,949
Purchased options	161,165	2,433	—	—	—	—
Subtotal	2,364,553	18,084	17,100	2,700,505	61,273	21,687
Total	$10,938,091	$312,183	$48,954	$11,212,047	$429,029	$33,999

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of March 31, 2025 and December 31, 2024:

	March 31, 2025				December 31, 2024
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	5,365	Barrels	$3,321	$8,138	4,830	Barrels	$4,682	$6,874
Collars	4,292	Barrels	1,293	2,685	5,477	Barrels	1,604	3,362
Subtotal	9,657	Barrels	4,614	10,823	10,307	Barrels	6,286	10,236
Natural gas:
Swaps	132,980	MMBTUs	72,251	2,109	141,736	MMBTUs	13,095	17,708
Collars	81,148	MMBTUs	39,052	120	62,045	MMBTUs	6,061	4,556
Written options	1,234	MMBTUs	219	—	1,234	MMBTUs	167	—
Subtotal	215,362	MMBTUs	111,522	2,229	205,015	MMBTUs	19,323	22,264
Total			$116,136	$13,052			$25,609	$32,500
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	5,365	Barrels	$4,718	$2,813	4,830	Barrels	$4,479	$3,893
Collars	4,292	Barrels	627	419	5,477	Barrels	1,547	76
Subtotal	9,657	Barrels	5,345	3,232	10,307	Barrels	6,026	3,969
Natural gas:
Swaps	129,568	MMBTUs	1,265	38,435	139,136	MMBTUs	13,323	5,056
Collars	79,563	MMBTUs	120	26,939	61,341	MMBTUs	3,541	3,650
Purchased options	1,234	MMBTUs	—	204	1,234	MMBTUs	—	153
Subtotal	210,365	MMBTUs	1,385	65,578	201,711	MMBTUs	16,864	8,859
Total			$6,730	$68,810			$22,890	$12,828

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $321 thousand and $170 thousand as of March 31, 2025 and December 31, 2024, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$140,099	$—	$19	$133,174	$—	$12
RPAs — protection purchased	50,772	18	—	35,825	1	—
Total RPAs	$190,871	$18	$19	$168,999	$1	$12

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 1.6 years as of both March 31, 2025 and December 31, 2024.

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

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
($ in thousands)	Classification on Consolidated Statement of Income	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative (losses) income	$(1,402)	$484
Foreign exchange contracts	Foreign exchange income	13,238	12,780
Credit contracts	Customer derivative income (losses)	10	(5)
Equity contracts - warrants	Lending and loan servicing fees	179	(6)
Commodity contracts	Customer derivative (losses) income	(78)	134
Net gains		$11,947	$13,387

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of March 31, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $16 million, for which $14 million collateral was posted to cover these positions. In comparison, as of December 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post $2 million and minimal additional collateral as of March 31, 2025 and December 31, 2024, respectively.

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

($ in thousands)	As of March 31, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$513,897	$(90,876)	$(238,687)	$184,334	$(36,436)	$147,898

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$464,084	$(90,876)	$(9,851)	$363,357	$(22,878)	$340,479

($ in thousands)	As of December 31, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$523,133	$(111,124)	$(316,168)	$95,841	$(55,222)	$40,619

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$545,885	$(111,124)	$(1,160)	$433,601	$—	$433,601

(1)Includes $9 million and $4 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $17 million and $27 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2025 and December 31, 2024, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $251 million and $322 million as of March 31, 2025 and December 31, 2024, respectively. Of the gross cash collateral received, $239 million and $316 million were used to offset derivative assets as of March 31, 2025 and December 31, 2024, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $11 million and $1 million as of March 31, 2025 and December 31, 2024, respectively. Of the gross cash collateral pledged, $10 million and $1 million were used to offset derivative liabilities as of March 31, 2025 and December 31, 2024, respectively.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires the disclosure of such amounts.

In addition to the amounts included in the tables above, the Company has balance sheet netting related to resale agreements. Refer to Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025	December 31, 2024
Commercial:
C&I	$17,460,744	$17,397,158
CRE:
CRE	14,868,361	14,655,340
Multifamily residential	5,007,969	4,953,442
Construction and land	653,630	666,162
Total CRE	20,529,960	20,274,944
Total commercial	37,990,704	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,383,562	14,175,446
Home equity lines of credit (“HELOCs”)	1,827,837	1,811,628
Total residential mortgage	16,211,399	15,987,074
Other consumer	50,631	67,461
Total consumer	16,262,030	16,054,535
Total loans held-for-investment (1)	$54,252,734	$53,726,637
Allowance for loan losses	(734,856)	(702,052)
Loans held-for-investment, net (1)	$53,517,878	$53,024,585

(1)Includes $36 million and $46 million of net deferred loan fees and net unamortized premiums as of March 31, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans held-for-investment was $248 million and $255 million as of March 31, 2025 and December 31, 2024, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for both the three months ended March 31, 2025 and 2024. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2024 Form 10-K. The Company may occasionally have loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $40.0 billion and $38.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of March 31, 2025 and December 31, 2024.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the three months ended March 31, 2025, and year ended December 31, 2024. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	March 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$536,257	$2,495,604	$1,284,574	$924,021	$599,028	$478,909	$10,637,412	$39,025	$16,994,830
Criticized (accrual)	653	43,822	31,427	50,138	72,115	36,503	155,677	—	390,335
Criticized (nonaccrual)	284	4,461	27,004	21,986	10,266	11,511	67	—	75,579
Total C&I	537,194	2,543,887	1,343,005	996,145	681,409	526,923	10,793,156	39,025	17,460,744
Gross write-offs (2)	—	—	—	46	418	253	—	—	717

CRE:
Pass	626,306	1,612,384	2,209,065	3,559,562	1,876,657	4,241,478	110,625	49,000	14,285,077
Criticized (accrual)	—	34,384	100,717	113,114	55,208	259,557	—	14,751	577,731
Criticized (nonaccrual)	—	—	—	465	836	4,252	—	—	5,553
Subtotal CRE	626,306	1,646,768	2,309,782	3,673,141	1,932,701	4,505,287	110,625	63,751	14,868,361
Gross write-offs	—	—	—	—	19	13,918	—	—	13,937

Multifamily residential:
Pass	226,636	390,608	504,267	1,269,597	704,413	1,803,284	17,332	1,246	4,917,383
Criticized (accrual)	—	—	—	48,930	34,194	2,907	—	—	86,031
Criticized (nonaccrual)	—	—	—	—	—	4,555	—	—	4,555
Subtotal multifamily residential	226,636	390,608	504,267	1,318,527	738,607	1,810,746	17,332	1,246	5,007,969
Gross write-offs	—	—	—	—	—	4	—	—	4

Construction and land:
Pass	19,285	100,946	329,974	178,589	21,126	3,710	—	—	653,630
Subtotal construction and land	19,285	100,946	329,974	178,589	21,126	3,710	—	—	653,630

Total CRE	872,227	2,138,322	3,144,023	5,170,257	2,692,434	6,319,743	127,957	64,997	20,529,960
Total CRE gross write-offs (2)	—	—	—	—	19	13,922	—	—	13,941

Total commercial	$1,409,421	$4,682,209	$4,487,028	$6,166,402	$3,373,843	$6,846,666	$10,921,113	$104,022	$37,990,704
Total commercial gross write-offs (2)	$—	$—	$—	$46	$437	$14,175	$—	$—	$14,658

	March 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$704,247	$2,230,645	$2,665,707	$3,007,253	$2,030,062	$3,687,561	$—	$—	$14,325,475
Criticized (accrual)	—	2,222	2,622	3,478	1,786	6,631	—	—	16,739
Criticized (nonaccrual) (3)	—	6,616	11,705	3,308	7,457	12,262	—	—	41,348
Subtotal single-family residential mortgage	704,247	2,239,483	2,680,034	3,014,039	2,039,305	3,706,454	—	—	14,383,562
Gross write-offs	—	9	—	—	—	—	—	—	9

HELOCs:
Pass	517	6,812	3,443	3,388	2,472	11,011	1,660,563	92,591	1,780,797
Criticized (accrual)	—	742	183	1,002	1,658	11,015	6,037	1,153	21,790
Criticized (nonaccrual)	—	4,977	1,152	3,189	52	10,883	—	4,997	25,250
Subtotal HELOCs	517	12,531	4,778	7,579	4,182	32,909	1,666,600	98,741	1,827,837

Total residential mortgage	704,764	2,252,014	2,684,812	3,021,618	2,043,487	3,739,363	1,666,600	98,741	16,211,399
Total residential mortgage gross write-offs	—	9	—	—	—	—	—	—	9

Other consumer:
Pass	4,257	679	—	23,004	131	6,797	15,660	—	50,528
Criticized (accrual)	6	—	—	—	—	—	—	—	6
Criticized (nonaccrual)	—	—	—	—	—	—	97	—	97
Total other consumer	4,263	679	—	23,004	131	6,797	15,757	—	50,631

Total consumer	$709,027	$2,252,693	$2,684,812	$3,044,622	$2,043,618	$3,746,160	$1,682,357	$98,741	$16,262,030
Total consumer gross write-offs (2)	$—	$9	$—	$—	$—	$—	$—	$—	$9

Total loans held-for-investment:
Pass	$2,117,505	$6,837,678	$6,997,030	$8,965,414	$5,233,889	$10,232,750	$12,441,592	$181,862	$53,007,720
Criticized (accrual)	659	81,170	134,949	216,662	164,961	316,613	161,714	15,904	1,092,632
Criticized (nonaccrual)	284	16,054	39,861	28,948	18,611	43,463	164	4,997	152,382
Total	$2,118,448	$6,934,902	$7,171,840	$9,211,024	$5,417,461	$10,592,826	$12,603,470	$202,763	$54,252,734
Total loans held-for-investment gross write-offs (2)	$—	$9	$—	$46	$437	$14,175	$—	$—	$14,667

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,605,928	$1,508,948	$999,586	$612,015	$243,528	$295,884	$10,574,404	$23,032	$16,863,325
Criticized (accrual)	34,412	51,415	61,041	107,355	10,538	31,160	151,747	—	447,668
Criticized (nonaccrual)	3,822	29,181	20,273	10,666	3,225	9,135	9,863	—	86,165
Total C&I	2,644,162	1,589,544	1,080,900	730,036	257,291	336,179	10,736,014	23,032	17,397,158
Gross write-offs (2)	20	47,963	14,848	11,119	1,568	3,012	27,099	—	105,629

CRE:
Pass	1,660,877	2,296,763	3,692,498	1,925,220	1,296,439	3,176,450	96,791	49,302	14,194,340
Criticized (accrual)	34,543	44,557	90,105	31,615	75,578	167,401	—	14,771	458,570
Criticized (nonaccrual)	—	—	—	—	1,756	674	—	—	2,430
Subtotal CRE	1,695,420	2,341,320	3,782,603	1,956,835	1,373,773	3,344,525	96,791	64,073	14,655,340
Gross write-offs (2)	—	—	—	—	—	3	—	—	3

Multifamily residential:
Pass	386,743	521,754	1,337,599	752,230	613,115	1,242,586	14,640	1,253	4,869,920
Criticized (accrual)	—	—	43,997	32,042	—	2,911	—	—	78,950
Criticized (nonaccrual)	—	—	—	—	—	4,572	—	—	4,572
Subtotal multifamily residential	386,743	521,754	1,381,596	784,272	613,115	1,250,069	14,640	1,253	4,953,442
Gross write-offs	—	—	—	—	—	10	—	—	10

Construction and land:
Pass	90,926	328,803	184,792	41,932	—	8,393	—	—	654,846
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	90,926	328,803	196,108	41,932	—	8,393	—	—	666,162
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289

Total CRE	2,173,089	3,191,877	5,360,307	2,783,039	1,986,888	4,602,987	111,431	65,326	20,274,944
Total CRE gross write-offs (2)	—	—	2,289	—	—	13	—	—	2,302

Total commercial	$4,817,251	$4,781,421	$6,441,207	$3,513,075	$2,244,179	$4,939,166	$10,847,445	$88,358	$37,672,102
Total commercial gross write-offs (2)	$20	$47,963	$17,137	$11,119	$1,568	$3,025	$27,099	$—	$107,931

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,360,674	$2,762,921	$3,074,668	$2,079,323	$1,407,031	$2,437,446	$—	$—	$14,122,063
Criticized (accrual)	4,175	3,409	750	5,810	1,548	6,069	—	—	21,761
Criticized (nonaccrual) (3)	2,716	9,673	1,929	2,035	2,404	12,865	—	—	31,622
Subtotal single-family residential mortgage	2,367,565	2,776,003	3,077,347	2,087,168	1,410,983	2,456,380	—	—	14,175,446
Gross write-offs (2)	9	—	—	—	—	—	—	—	9

HELOCs:
Pass	7,453	3,288	4,071	3,236	7,570	8,152	1,648,337	99,488	1,781,595
Criticized (accrual)	1,436	—	1,420	—	135	2,064	2,338	594	7,987
Criticized (nonaccrual)	3,161	3,095	2,520	39	418	7,301	—	5,512	22,046
Subtotal HELOCs	12,050	6,383	8,011	3,275	8,123	17,517	1,650,675	105,594	1,811,628
Gross write-offs	—	10	—	—	—	—	—	5	15

Total residential mortgage	2,379,615	2,782,386	3,085,358	2,090,443	1,419,106	2,473,897	1,650,675	105,594	15,987,074
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	5	24

Other consumer:
Pass	14,916	—	22,992	132	—	6,800	22,555	—	67,395
Criticized (nonaccrual)	—	—	—	—	—	—	66	—	66
Total other consumer	14,916	—	22,992	132	—	6,800	22,621	—	67,461
Gross write-offs (2)	—	3,000	—	—	—	—	890	—	3,890

Total consumer	$2,394,531	$2,782,386	$3,108,350	$2,090,575	$1,419,106	$2,480,697	$1,673,296	$105,594	$16,054,535
Total consumer gross write-offs (2)	$9	$3,010	$—	$—	$—	$—	$890	$5	$3,914

Total loans held-for-investment:
Pass	$7,127,517	$7,422,477	$9,316,206	$5,414,088	$3,567,683	$7,175,711	$12,356,727	$173,075	$52,553,484
Criticized (accrual)	74,566	99,381	197,313	176,822	87,799	209,605	154,085	15,365	1,014,936
Criticized (nonaccrual)	9,699	41,949	36,038	12,740	7,803	34,547	9,929	5,512	158,217
Total	$7,211,782	$7,563,807	$9,549,557	$5,603,650	$3,663,285	$7,419,863	$12,520,741	$193,952	$53,726,637
Total loans held-for-investment gross write-offs (2)	$29	$50,973	$17,137	$11,119	$1,568	$3,025	$27,989	$5	$111,845

(1)$16 million of total commercial loans, comprised of C&I revolving loans, were converted to term loans during the three months ended March 31, 2025. In comparison, $7 million of total commercial loans, comprised of C&I and CRE revolving loans and $15 million of total consumer loans, comprised of HELOCs, converted to term loans during the three months ended March 31, 2024.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)$1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating as of both March 31, 2025 and December 31, 2024.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,359,512	$25,254	$399	$25,653	$75,579	$17,460,744
CRE:
CRE	14,862,806	—	1	1	5,554	14,868,361
Multifamily residential	5,002,008	1,407	—	1,407	4,554	5,007,969
Construction and land	653,630	—	—	—	—	653,630
Total CRE	20,518,444	1,407	1	1,408	10,108	20,529,960
Total commercial	37,877,956	26,661	400	27,061	85,687	37,990,704
Consumer:
Residential mortgage:
Single-family residential	14,276,842	47,184	17,370	64,554	42,166	14,383,562
HELOCs	1,772,312	8,500	21,775	30,275	25,250	1,827,837
Total residential mortgage	16,049,154	55,684	39,145	94,829	67,416	16,211,399
Other consumer	48,573	1,883	78	1,961	97	50,631
Total consumer	16,097,727	57,567	39,223	96,790	67,513	16,262,030
Total	$53,975,683	$84,228	$39,623	$123,851	$153,200	$54,252,734

	December 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,288,138	$5,690	$17,165	$22,855	$86,165	$17,397,158
CRE:
CRE	14,647,270	3,755	1,885	5,640	2,430	14,655,340
Multifamily residential	4,947,939	653	278	931	4,572	4,953,442
Construction and land	653,919	927	—	927	11,316	666,162
Total CRE	20,249,128	5,335	2,163	7,498	18,318	20,274,944
Total commercial	37,537,266	11,025	19,328	30,353	104,483	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,088,086	32,841	22,096	54,937	32,423	14,175,446
HELOCs	1,770,218	11,396	7,968	19,364	22,046	1,811,628
Total residential mortgage	15,858,304	44,237	30,064	74,301	54,469	15,987,074
Other consumer	67,288	92	15	107	66	67,461
Total consumer	15,925,592	44,329	30,079	74,408	54,535	16,054,535
Total	$53,462,858	$55,354	$49,407	$104,761	$159,018	$53,726,637

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both March 31, 2025 and December 31, 2024. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	March 31, 2025	December 31, 2024
Commercial:
C&I	$56,115	$79,591
CRE	3,848	—
Multifamily residential	—	4,210
Construction and land	—	11,316
Total commercial	59,963	95,117
Consumer:
Single-family residential	10,879	6,279
HELOCs	8,204	15,380
Total consumer	19,083	21,659
Total nonaccrual loans with no related allowance for loan losses	$79,046	$116,776

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $29 million of foreclosed assets as of March 31, 2025, compared with $35 million as of December 31, 2024. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $23 million and $16 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables present the amortized cost of loans that were modified during the three months ended March 31, 2025 and 2024 by loan class and modification type:

	Three Months Ended March 31, 2025
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,651	$—	$23,749	$39,400	0.23%
CRE	18,362	—	—	18,362	0.09%
Total commercial	34,013	—	23,749	57,762
Consumer:
Single-family residential	—	4,061	88	4,149	0.03%
HELOCs	—	975	911	1,886	0.10%
Total consumer	—	5,036	999	6,035
Total	$34,013	$5,036	$24,748	$63,797

	Three Months Ended March 31, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$4,013	$22,155	$—	$26,168	0.16%
CRE	24,488	—	19,325	43,813	0.22%
Total commercial	28,501	22,155	19,325	69,981
Consumer:
Single-family residential	—	3,996	—	3,996	0.03%
HELOCs	—	5,501	517	6,018	0.35%
Total consumer	—	9,497	517	10,014
Total	$28,501	$31,652	$19,842	$79,995

The following table presents the financial effects of the loan modifications for the three months ended March 31, 2025 and 2024 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended March 31,
	2025			2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	1.1	1.0	—%	1.8	1.7
CRE	—%	5.0	0.0	2.75%	1.5	1.7
Consumer:
Single-family residential	—%	10.0	1.0	—%	0.0	0.7
HELOCs	—%	17.6	15.4	0.25%	0.0	3.2

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present information on loans that defaulted during the three months ended March 31, 2025 and 2024 that received modifications during the 12 months preceding payment default.

	Loans Modified Subsequently Defaulted During the Three Months Ended March 31, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Total
Commercial:
C&I	$—	$2,193	$—	$2,193
CRE	22,631	—	—	22,631
Total commercial	22,631	2,193	—	24,824
Consumer:
Single-family residential	—	3,455	—	3,455
HELOCs	—	2,121	—	2,121
Total consumer	—	5,576	—	5,576
Total	$22,631	$7,769	$—	$30,400

	Loans Modified Subsequently Defaulted During the Three Months Ended March 31, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Total
Commercial:
C&I	$7,828	$—	$—	$7,828
Total commercial	7,828	—	—	7,828
Consumer:
Single-family residential	—	3,972	383	4,355
Total consumer	—	3,972	383	4,355
Total	$7,828	$3,972	$383	$12,183

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified during the three months ended March 31, 2025 and 2024, that received modifications during the 12 months preceding payment default:

	Payment Performance as of March 31, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$80,147	$3,608	$1,515	$85,270
CRE	66,320	—	—	66,320
Total commercial	146,467	3,608	1,515	151,590
Consumer:
Single-family residential	8,122	3,469	3,597	15,188
HELOCs	5,137	2,369	3,796	11,302
Total consumer	13,259	5,838	7,393	26,490
Total	$159,726	$9,446	$8,908	$178,080

	Payment Performance as of March 31, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$75,193	$—	$7,829	$83,022
CRE	76,028	—	—	76,028
Total commercial	151,221	—	7,829	159,050
Consumer:
Single-family residential	8,455	4,239	5,075	17,769
HELOCs	6,994	2,536	—	9,530
Total consumer	15,449	6,775	5,075	27,299
Total	$166,670	$6,775	$12,904	$186,349

As of March 31, 2025 and December 31, 2024, commitments to lend additional funds to borrowers whose loans were modified totaled $8 million and $10 million, respectively,

Allowance for Credit Losses

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

There were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method for the three months ended March 31, 2025 and 2024.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2025, collateral-dependent commercial and consumer loans totaled $36 million and $21 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $45 million and $23 million, respectively, as of December 31, 2024. The Company's collateral-dependent loans were secured by real estate. As of both March 31, 2025 and December 31, 2024, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052
Provision for (reversal of) credit losses on loans	(a)	36,370	8,105	201	(305)	2,072	1,739	(120)	48,062
Gross charge-offs		(988)	(13,937)	(4)	(1,996)	(9)	—	(49)	(16,983)
Gross recoveries		1,564	54	10	3	50	8	13	1,702
Total net recoveries (charge-offs)		576	(13,883)	6	(1,993)	41	8	(36)	(15,281)
Foreign currency translation adjustment		23	—	—	—	—	—	—	23
Allowance for loan losses, end of period		$421,288	$212,899	$32,324	$15,199	$46,929	$4,879	$1,338	$734,856

		Three Months Ended March 31, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	274	19,132	3,032	1,381	899	(432)	(132)	24,154
Gross charge-offs		(20,998)	(2,398)	(6)	(1,224)	—	—	(58)	(24,684)
Gross recoveries		1,710	134	17	193	5	48	—	2,107
Total net (charge-offs) recoveries		(19,288)	(2,264)	11	(1,031)	5	48	(58)	(22,577)
Foreign currency translation adjustment		(40)	—	—	—	—	—	—	(40)
Allowance for loan losses, end of period		$373,631	$187,460	$37,418	$10,819	$55,922	$3,563	$1,467	$670,280

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
($ in thousands)		2025	2024
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$39,526	$37,699
Provision for credit losses on unfunded credit commitments	(b)	938	846
Allowance for unfunded credit commitments, end of period		$40,464	$38,545
Provision for credit losses	(a) + (b)	$49,000	$25,000

The allowance for credit losses was $775 million as of March 31, 2025, an increase of $33 million, compared with $742 million as of December 31, 2024. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment, and economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and potential impacts from the escalating tariff and trade tensions.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of March 31, 2025, the Company assigned a slightly lower weighting to its baseline scenario, while applying a slightly higher weighting to the downside scenario, as compared with December 31, 2024. The current baseline economic forecast continues to reflect key risks such as still-elevated interest rates, inflation, concerns over global conflicts and oil prices. Compared to December 2024, the March 2025 baseline forecast for GDP growth showed deterioration in the near-term (full year 2025) and beginning to recover mid-2026 and beyond. The unemployment rate has remained low with the March 2025 forecast showing an uptick starting in late 2025, compared with the December 2024 forecast for the same periods. The downside scenario assumed the economy falls into recession in the second quarter of 2025 as a result of tariffs, rising inflation, still-elevated interest rates, global and domestic political tensions, and reduced credit availability. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial market, and full employment starting in the second quarter of 2025.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$6,356		$20,338	$9,500	$—	$36,194
Sales (2) (3)	$6,356		$20,338	$11,316	$—	$38,010
Purchases	$136,943	(4)	$—	$—	$87,364	$224,307

	Three Months Ended March 31, 2024
	Commercial		Consumer
			Residential Mortgage
($ in thousands)	C&I		Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$199,974		$—	$199,974
Sales (2) (3)	$187,202		$965	$188,167
Purchases	$33,344	(4)	$74,736	$108,080

(1)Includes write-downs of $2 million and $1 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended March 31, 2025, and 2024, respectively.
(2)Includes originated loans sold of $34 million and $92 million for the three months ended March 31, 2025 and 2024, respectively. Originated loans sold consisted primarily of CRE and construction loans for three months ended March 31, 2025 and C&I for three months ended March 31, 2024.
(3)Includes $4 million and $96 million of purchased loans sold in the secondary market for the three months ended March 31, 2025 and 2024, respectively.
(4)C&I loan purchases were comprised of syndicated C&I term loans.

Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the affordable housing regulatory requirements for a 15-year minimum compliance period. The Company also invests in small business investment companies and new markets tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for production, historic and renewable energy tax credits. Investments in new markets tax credits promote development in low-income communities; investments in production and renewable energy tax credits help promote the development of renewable energy sources; and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The Company elects to account for its tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in the Company’s 2024 Form 10-K. For discussion on the Company’s impairment evaluation and monitoring process for tax credit investments, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Assets	Liabilities - Unfunded Commitments (1)	Assets	Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$484,810	$260,242	$500,217	$280,919
Tax credit and CRA investments	149,923	21,202	160,429	21,202
Equity method of accounting and other:
Tax credits and CRA investments	295,325	101,139	265,994	105,743
Total	$930,058	$382,583	$926,640	$407,864

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$19,662	$18,419
Tax credit and CRA investments	17,633	27,149
Equity method of accounting and other:
Tax credit and CRA investments	12,005	12,594
Total tax credits and benefits	$49,300	$58,162

Amortization:
PAM (2):
Affordable housing partnership investments	$15,406	$13,869
Tax credit and CRA investments	12,864	23,301
Equity method of accounting and other:
Tax credit and CRA investments (3)	15,742	13,207
Total amortization	$44,012	$50,377

(1)Included in Income tax expense on the Consolidated Statement of Income.
(2)For affordable housing partnership, tax credit and CRA investments that are qualified for accounting under PAM, amortization is included in Income tax expense on the Consolidated Statement of Income.
(3)For tax credit and CRA investments that are not accounted for under PAM, amortization is included in Amortization of tax credit and CRA investments as part of Noninterest expense on the Consolidated Statement Income.

The Company also held equity securities without readily determinable fair values totaling $151 million and $147 million as of March 31, 2025 and December 31, 2024, respectively. Equity securities without readily determinable fair values are included in Other Assets and Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

Note 8 — Goodwill

Total goodwill was $466 million as of both March 31, 2025 and December 31, 2024. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2024, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2024 Form 10-K. The Company performed an analysis of goodwill during the first quarter of 2025 using a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of March 31, 2025.

The Company’s investment in Rayliant was $109 million as of March 31, 2025, of which $101 million was comprised of equity method goodwill.

Note 9 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of March 31, 2025 and December 31, 2024:

			March 31, 2025	December 31, 2024
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	6.11%	12/15/2035	$32,079	$32,001
Bank
FHLB advances (2):
Floating (3)	4.50% — 4.58%	2025 — 2026	$3,000,000	$3,000,000
Fixed	3.87% — 3.95%	2026	500,000	500,000
Total FHLB advances			$3,500,000	$3,500,000

(1)As of March 31, 2025, the remaining junior subordinated debt outstanding was issued by MCBI Statutory Trust I and had a stated interest of 3-month CME Term Secured Overnight Financing Rate (“SOFR”) + 1.81%. The weighted-average contractual interest rates for junior subordinated debt were 6.11% and 6.17% as of March 31, 2025 and December 31, 2024, respectively.
(2)The weighted-average interest rates for FHLB advances were 4.46% and 4.48% as of March 31, 2025 and December 31, 2024, respectively.
(3)Floating interest rates are based on the SOFR plus the established spread.

The Bank’s available borrowing capacity from FHLB advances totaled $10.3 billion as of March 31, 2025. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of March 31, 2025, all advances were secured by real estate loans.

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

The following table presents the Company’s credit-related commitments as of March 31, 2025 and December 31, 2024:

	March 31, 2025					December 31, 2024
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,903,605	$3,544,716	$573,813	$85,556	$9,107,690	$9,128,040
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,224,212	489,327	188,238	1,030,884	2,932,661	2,917,029
Total	$6,127,817	$4,034,043	$762,051	$1,116,440	$12,040,351	$12,045,069

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of March 31, 2025, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $31 million. In comparison, as of December 31, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $29 million. As of both March 31, 2025 and December 31, 2024, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $40 million and $39 million as of March 31, 2025 and December 31, 2024, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of March 31, 2025 and December 31, 2024:

	Maximum Potential Future Payments				Carrying Value (1)
	March 31, 2025			December 31, 2024	March 31, 2025	December 31, 2024
($ in thousands)	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$86	$4,183	$4,269	$4,375	$4,269	$4,375
Multifamily residential loans sold or securitized with recourse	143	14,853	14,996	14,996	17,022	17,770
Total	$229	$19,036	$19,265	$19,371	$21,291	$22,145

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $32 thousand and $34 thousand as of March 31, 2025 and December 31, 2024, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of March 31, 2025, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both March 31, 2025 and December 31, 2024.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Stock compensation costs	$13,186	$12,989
Related net tax benefits for stock compensation plans	$2,655	$783

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of the RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from zero percent to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the three months ended March 31, 2025. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2025	1,348,612	$75.70	282,061	$79.48
Granted	427,232	95.04	88,660	95.34
Vested	(324,670)	78.92	(87,992)	81.35
Forfeited	(30,086)	76.06	—	—
Outstanding, March 31, 2025	1,421,088	$80.77	282,729	$83.87

As of March 31, 2025, there was $58 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.2 years, and $27 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.3 years.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2025 and 2024. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

	Three Months Ended March 31,
($ and shares in thousands, except per share data)	2025	2024
Basic:
Net income	$290,270	$285,075
Weighted-average number of shares outstanding	138,201	139,409
Basic EPS	$2.10	$2.04
Diluted:
Net income	$290,270	$285,075
Weighted-average number of shares outstanding	138,201	139,409
Add: Dilutive impact of unvested RSUs	1,090	852
Diluted weighted-average number of shares outstanding	139,291	140,261
Diluted EPS	$2.08	$2.03

Approximately 91 thousand and 170 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three months ended March 31, 2025 and 2024, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized a stock repurchase of $300 million of the Company’s common stock. The Company repurchased $85 million and $82 million of common stock for the three months ended March 31, 2025 and 2024, respectively.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2025 and 2024:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized (losses) gains arising during the period	(2,282)	(63,662)	3,822	(62,122)
Amounts reclassified from AOCI	2,653	17,332	—	19,985
Changes, net of tax	371	(46,330)	3,822	(42,137)
Balance, March 31, 2024	$(601,510)	$(43,706)	$(17,517)	$(662,733)
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	57,377	26,325	(1,012)	82,690
Amounts reclassified from AOCI	2,600	4,955	—	7,555
Changes, net of tax	59,977	31,280	(1,012)	90,245
Balance, March 31, 2025	$(482,175)	$10,493	$(23,333)	$(495,015)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025			2024
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains (losses) arising during the period	$81,538	$(24,161)	$57,377	$(3,282)	$1,000	$(2,282)
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(131)	39	(92)	(49)	14	(35)
Amortization of unrealized losses on transferred securities (2)	3,822	(1,130)	2,692	3,816	(1,128)	2,688
Net change	85,229	(25,252)	59,977	485	(114)	371
Cash flow hedges:
Net unrealized gains (losses) arising during the period	37,466	(11,141)	26,325	(90,376)	26,714	(63,662)
Net realized losses reclassified into net income (3)	7,052	(2,097)	4,955	24,605	(7,273)	17,332
Net change	44,518	(13,238)	31,280	(65,771)	19,441	(46,330)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(1,012)	—	(1,012)	3,995	(173)	3,822
Net change	(1,012)	—	(1,012)	3,995	(173)	3,822
Other comprehensive income (loss)	$128,735	$(38,490)	$90,245	$(61,291)	$19,154	$(42,137)

(1)Pre-tax amounts were reported in Net gains on AFS debt securities on the Consolidated Statement of Income.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(3)Pre-tax amounts related to cash flow hedges on variable rate loans were reported in Interest and dividend income on the Consolidated Statement of Income.

Note 14 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined by the type of customers served, and the related products and services provided. The chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer of the Company. The CODM regularly reviews the Company’s operating results to allocate resources and assess performance. Operating segment results are also based on the Company’s internal management reporting process, which reflects the allocations of certain balance sheet and income statement line items. The CODM uses certain performance measures such as segment net income and considers variances of actual results from forecast results on a quarterly basis when making decisions on resource allocations between segments. The segment information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The Company’s internal reporting process consists of certain allocation methodologies for revenues and expenses, and the internal funds transfer pricing (“FTP”) process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of business segment net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Treasury and Other segment. The corporate treasury function within the Treasury and Other segment is responsible for the Company’s liquidity and interest rate management and manages the corporate interest rate risk exposure. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

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

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. The impacted first quarter 2024 balances have been reclassified for comparability.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2025 and 2024:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended March 31, 2025
Net interest income before provision for credit losses	$269,733	$253,001	$77,467	$600,201
Noninterest income	32,285	53,579	6,238	92,102
Total revenue before provision for credit losses	302,018	306,580	83,705	692,303
Provision for credit losses	7,685	40,779	536	49,000
Compensation and employee benefits	61,964	61,187	23,284	146,435
Other noninterest expense (1)	57,192	42,318	6,203	105,713
Total noninterest expense	119,156	103,505	29,487	252,148
Segment income before income taxes	175,177	162,296	53,682	391,155
Segment net income	$123,088	$114,025	$53,157	$290,270
Average balances:
Loans	$19,762,287	$33,211,037	$364,387	$53,337,711
Deposits	$32,326,906	$26,131,654	$4,179,022	$62,637,582
As of March 31, 2025
Segment assets	$20,404,813	$35,790,014	$19,970,186	$76,165,013

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended March 31, 2024
Net interest income (loss) before provision for credit losses	$296,839	$288,616	$(20,316)	$565,139
Noninterest income	25,422	45,239	7,826	78,487
Total revenue (loss) before provision for credit losses	322,261	333,855	(12,490)	643,626
Provision for (reversal of) credit losses	2,564	22,907	(471)	25,000
Compensation and employee benefits	53,949	61,459	26,404	141,812
Other noninterest expense (1)	63,171	44,354	(2,963)	104,562
Total noninterest expense	117,120	105,813	23,441	246,374
Segment income (loss) before income taxes	202,577	205,135	(35,460)	372,252
Segment net income (loss)	$142,700	$144,643	$(2,268)	$285,075
Average balances:
Loans	$18,615,350	$32,881,346	$428,144	$51,924,840
Deposits	$29,306,788	$25,163,151	$2,972,464	$57,442,403
As of March 31, 2024
Segment assets	$19,109,687	$35,154,317	$16,611,666	$70,875,670

(1)The Consumer and Business Banking segment's other noninterest expense is primarily comprised of corporate overhead allocated expenses, occupancy and equipment expense, and other operating expenses. The Commercial Banking segment’s other noninterest expense is primarily comprised of corporate overhead allocated expenses, deposit account expense, and other operating expenses. The Treasury and Other segment's other noninterest expense is primarily comprised of amortization of tax credit and CRA investments, and other operating expenses, net of any corporate overhead expenses allocated to other segments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 28, 2025 (the “Company’s 2024 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of March 31, 2025, the Company had $76.2 billion in total assets and approximately 3,200 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2024 Form 10-K.

Current Developments

Economic Developments

In April 2025, President Donald J. Trump’s administration (“Trump administration”) announced wide-ranging tariffs targeting trade partners worldwide. This recent shift in trade policy has raised concerns about a slowdown in economic growth, elevated inflation levels, market volatility and a potential recession. The Federal Reserve is expected to move cautiously with respect to interest rate cuts, balancing potential job losses and elevated inflation levels. Meanwhile, mortgage rates and home prices remain high, creating affordability challenges for many consumers. The economic uncertainty caused by these factors could result in decreased consumer spending and curb business investments, which could affect both the demand and performance of loans. However, the Trump administration’s focus on deregulation and capital reform could promote growth for banks. Deregulation could lead to increased access to capital for businesses and consumers as fewer restrictions would encourage banks to extend credit. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geopolitical Uncertainties and — Risks Related to Financial Matters in the Company’s 2024 Form 10-K.

Climate Accountability

California Climate Reporting Laws
In October 2023, California Governor Gavin Newsom signed into law Senate Bill No. 253, the Climate Corporate Data Accountability Act (“SB 253”) and Senate Bill No. 261, the Climate-Related Financial Risk Act (“SB 261”). SB 253 requires companies with annual revenues exceeding $1 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. SB 261 applies to companies with annual revenues over $500 million that are operating in California, and mandates disclosure of climate-related financial risks and mitigation measures taken to address such risks with the first report due on January 1, 2026, and biennially thereafter.

On September 27, 2024, California Governor Gavin Newsom signed Senate Bill No. 219 (“SB 219”) into law, making some updates to SB 253 and SB 261, one of which extended the deadline for the California Air Resources Board (“CARB”) to adopt the regulations for SB 253 from January 1, 2025 to July 1, 2025. Other SB 219 changes included clarifying that companies subject to SB 253 can submit consolidated reporting at the parent- level, allowing CARB to set more specific timing for Scope 3 emission disclosures within 2027, and providing CARB the option to receive disclosures either directly or through an emissions reporting organization it contracts with.

Scope 1 emissions are direct emissions from sources owned or controlled by the Company. Scope 2 emissions are indirect emissions from purchased energy; and Scope 3 emissions encompass all other indirect emissions throughout a company’s supply chain. On December 5, 2024, CARB issued an Enforcement Notice for SB 253. CARB announced that it will exercise enforcement discretion for the first reporting cycle in 2026 relating to Scope 1 and Scope 2 GHG emissions disclosures. CARB stated that companies making a good-faith effort to comply with SB 253 will not face penalties for incomplete Scope 1 and Scope 2 GHG emissions disclosures, and may submit initial disclosures in 2026 based on data they currently possess, or were in the process of collecting at the time the notice was issued.

The Company is a reporting entity under both SB 253 and SB 261 and has been monitoring the development of CARB’s implementing regulations. The Company has engaged a third-party firm to facilitate the implementation of CARB’s regulations.

Climate Disclosure Rules
On March 6, 2024, the SEC adopted final rules requiring disclosure of climate-related risks and risk management as well as the board and management’s governance of such risks. The SEC voluntarily stayed the rules on April 4, 2024 pending the completion of judicial review of consolidated legal challenges to the rules by the United States Circuit Court of Appeals for the Eighth Circuit (the “Court”). On March 27, 2025, the SEC announced that it had voted to withdraw its defense of the rules, although the rules continue to be defended by several intervening states and the District of Columbia. On April 24, 2025, the Court issued an order to hold the cases in abeyance and directed the SEC to file a status report within 90 days to inform the Court whether it intends to review or reconsider the rules. In addition, the order provides that if the SEC has determined that it will not take action, the report should address whether the SEC will adhere to the rules if they are upheld and, if not, why the SEC will not review or reconsider the rules at this time.

Resolution Planning

On June 20, 2024, the Federal Deposit Insurance Corporation (“FDIC”) released a final rule that requires covered insured depository institutions (“IDIs”) to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. Under the final rule, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company has established a management-level working group to meet the requirements under the final rule for timely submission on or before October 1, 2025. Going forward, the Bank will be required to submit informational filings every three years and interim supplements annually.

Regulatory Updates

On August 23, 2024, the FDIC published a proposed rule that would revise the FDIC’s regulations governing the classification and treatment of brokered deposits. On March 14, 2025, the FDIC withdrew the proposed rule.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community reinvestment under the Community Reinvestment Act (“CRA”). On March 28, 2025, the agencies announced their intent to issue a proposal to rescind the October 2023 final rule and to reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Outstanding” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Financial Review

	Three Months Ended March 31,
($ and shares in thousands, except per share, and ratio data)	2025	2024
Summary of operations:
Net interest income before provision for credit losses	$600,201	$565,139
Noninterest income	92,102	78,487
Total revenue	692,303	643,626
Provision for credit losses	49,000	25,000
Noninterest expense	252,148	246,374
Income before income taxes	391,155	372,252
Income tax expense	100,885	87,177
Net income	$290,270	$285,075
Per share:
Basic earnings	$2.10	$2.04
Diluted earnings	$2.08	$2.03
Dividends declared	$0.60	$0.55
Weighted-average number of shares outstanding:
Basic	138,201	139,409
Diluted	139,291	140,261
Performance metrics:
Return on average assets (“ROAA”)	1.56%	1.60%
Return on average common equity (“ROAE”)	14.96%	16.40%
Return on average tangible common equity (“ROATCE”) (1)	15.92%	17.60%
Common dividend payout ratio	28.97%	27.33%
Net interest margin	3.35%	3.34%
Efficiency ratio (2)	36.42%	38.28%

At period end:	March 31, 2025	December 31, 2024
Total assets	$76,165,013	$75,976,475
Total loans	$54,252,734	$53,726,637
Total deposits	$63,052,105	$63,175,023
Common shares outstanding at period-end	137,802	138,437
Book value per share	$57.54	$55.79
Tangible book value per share (1)	$54.13	$52.39

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

The Company’s first quarter 2025 net income was $290 million, an increase of $5 million or 2%, from the first quarter of 2024. The increase was primarily due to higher net interest income before provision for credit losses and noninterest income, partially offset by an increase in provision for credit losses, higher income tax and noninterest expenses. Noteworthy aspects of the Company’s performance for the first quarter of 2025 included:

•Net interest income and net interest margin. First quarter 2025 net interest income before provision for credit losses was $600 million, an increase of $35 million or 6% from the first quarter of 2024. First quarter 2025 net interest margin of 3.35% increased one basis point (“bp”) year-over-year.

•Noninterest income. First quarter 2025 noninterest income increased $14 million or 17% year-over-year to $92 million, primarily due to an increase in fee-related income.

•Earnings per share growth. First quarter 2025 basic and diluted EPS expanded 3% to $2.10 and $2.08, respectively, from the first quarter of 2024.

•Efficiency ratio improvement. First quarter 2025 efficiency ratio of 36.42% improved 186 bps from 38.28% for the same period in 2024. The improvement in the efficiency ratio primarily reflected a year-over-year increase in total revenue.

•Asset growth. Total assets reached $76.2 billion as of March 31, 2025, an increase of $189 million, from December 31, 2024, primarily driven by a $1.5 billion or 14% increase in available-for-sale (“AFS”) debt securities and a $493 million or 1% increase in net loans held-for-investment, partially offset by a $1.8 billion or 38% decrease in interest-bearing cash and deposits with banks.

•Strong capital levels. Stockholders’ equity was $7.9 billion as of March 31, 2025, up $206 million or 3%, from December 31, 2024. Book value per share of $57.54 as of March 31, 2025, increased $1.75 or 3%, compared with December 31, 2024. Tangible book value per share of $54.13 as of March 31, 2025, increased $1.74 or 3%, compared with December 31, 2024. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to non-GAAP Financial Measures in this Form 10-Q.

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

Net interest income and net interest margin for the first quarter of 2025 increased $35 million and one bp, respectively, year-over-year. These year-over-year increases primarily reflected an increase in AFS debt securities and yield increases, decreases in Bank Term Funding Program (“BTFP”) and short-term borrowings, and lower deposit funding costs. However, these year-over-year increases were partially offset by decreases in interest-bearing cash and deposits with banks and the related yields, a decrease in loan yields that outpaced loan growth, in addition to an increase in Federal Home Loan Bank (“FHLB”) advances during the first quarter of 2025.

Average interest-earning assets were $72.7 billion for the first quarter of 2025, an increase of $4.6 billion or 7% from the first quarter of 2024. The year-over-year increase in average interest-earning assets primarily reflected increases in $5.2 billion or 79% in AFS debt securities and $1.4 billion or 3% of loan growth, partially offset by a $1.8 billion or 30% decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the first quarter of 2025 was 5.76%, a decrease of 28 bps from the first quarter of 2024. The year-over-year decrease in the yield on average interest-earning assets primarily reflected the impact of lower interest rates on the loan portfolio.

The average loan yield for the first quarter of 2025 was 6.39%, a decrease of 32 bps from the first quarter of 2024. The year-over-year decrease in the average loan yield reflected the loan portfolio’s sensitivity to lower benchmark interest rates, compared with the first quarter of 2024. Approximately 58% and 57% of loans held-for-investment were variable rate as of March 31, 2025 and 2024, respectively.

Deposits are an important source of funding for the Company. Average deposits were $62.6 billion for the first quarter of 2025, which increased $5.2 billion or 9% from the first quarter of 2024. Average noninterest-bearing deposits were $15.1 billion for the first quarter of 2025, an increase of $149 million or 1% from the first quarter of 2024. Average noninterest-bearing deposits made up 24% and 26% of average deposits for the first quarters of 2025 and 2024, respectively.

During the first quarter of 2025, the average cost of deposits decreased 30 bps, compared with the first quarter of 2024; while the average cost of interest-bearing deposits decreased 51 bps over the same period. These year-over-year decreases primarily reflected lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, short-term borrowings, FHLB advances, securities sold under repurchase agreements (“repurchase agreements”), and long-term debt. For the first quarter of 2025, the average cost of funds was 2.64%, a 33 bp decrease from the first quarter of 2024. The year-over-year decrease was mainly driven by the decreased cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,087,664	$39,137	3.88%	$5,861,517	$74,382	5.10%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,610	1.54%	725,659	6,115	3.39%
Debt securities:
AFS (2) (3)	11,766,446	135,519	4.67%	6,566,368	62,858	3.85%
Held-to-maturity (“HTM”) (2)	2,908,402	12,265	1.71%	2,950,686	12,534	1.71%
Total debt securities (2)	14,674,848	147,784	4.08%	9,517,054	75,392	3.19%
Loans:
Commercial and industrial (“C&I”) (2)	16,865,399	293,414	7.06%	16,251,622	325,810	8.06%
Commercial real estate (“CRE”) (2)	20,373,015	311,386	6.20%	20,413,584	324,087	6.39%
Residential mortgage	16,049,719	234,891	5.94%	15,202,345	215,674	5.71%
Other consumer	49,578	721	5.90%	57,289	818	5.74%
Total loans (2)(4)(5)	53,337,711	840,412	6.39%	51,924,840	866,389	6.71%
Restricted equity securities	165,363	2,859	7.01%	92,975	1,339	5.79%
Total interest-earning assets	$72,690,586	$1,031,802	5.76%	$68,122,045	$1,023,617	6.04%
Noninterest-earning assets:
Cash and due from banks	373,827			445,767
Allowance for loan losses	(716,255)			(679,116)
Other assets	3,276,794			3,789,700
Total assets	$75,624,952			$71,678,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,749,665	$47,911	2.51%	$7,695,429	$53,821	2.81%
Money market deposits	14,833,615	116,018	3.17%	13,636,210	134,661	3.97%
Savings deposits	1,752,946	3,447	0.80%	1,809,568	4,120	0.92%
Time deposits	23,197,328	224,605	3.93%	19,346,243	213,597	4.44%
Total interest-bearing deposits	47,533,554	391,981	3.34%	42,487,450	406,199	3.85%
BTFP, short-term borrowings and federal funds purchased	428	6	5.69%	3,864,525	42,106	4.38%
FHLB advances	3,500,001	38,866	4.50%	554,946	7,739	5.61%
Repurchase agreements	6,684	77	4.67%	2,549	35	5.52%
Long-term debt and finance lease liabilities	35,919	671	7.58%	125,818	2,399	7.67%
Total interest-bearing liabilities	$51,076,586	$431,601	3.43%	$47,035,288	$458,478	3.92%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,104,028			14,954,953
Accrued expenses and other liabilities	1,575,264			2,695,597
Stockholders’ equity	7,869,074			6,992,558
Total liabilities and stockholders’ equity	$75,624,952			$71,678,396

Interest rate spread			2.33%			2.12%
Net interest income and net interest margin		$600,201	3.35%		$565,139	3.34%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $8 million and $7 million for the first quarters of 2025 and 2024, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $12 million and $14 million for the first quarters of 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	2025 vs. 2024
		Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(35,245)	$(19,685)	$(15,560)
Resale agreements	(4,505)	(1,942)	(2,563)
Debt securities:
AFS	72,661	57,249	15,412
HTM	(269)	(275)	6
Total debt securities	72,392	56,974	15,418
Loans:
C&I	(32,396)	11,223	(43,619)
CRE	(12,701)	(808)	(11,893)
Residential mortgage	19,217	11,163	8,054
Other consumer	(97)	(117)	20
Total loans	(25,977)	21,461	(47,438)
Restricted equity securities	1,520	1,196	324
Total interest and dividend income	$8,185	$58,004	$(49,819)
Interest-bearing liabilities:
Checking deposits	$(5,910)	$347	$(6,257)
Money market deposits	(18,643)	10,671	(29,314)
Savings deposits	(673)	(131)	(542)
Time deposits	11,008	37,963	(26,955)
Total interest-bearing deposits	(14,218)	48,850	(63,068)
BTFP, short-term borrowings and federal funds purchased	(42,100)	(42,117)	17
FHLB advances	31,127	24,838	6,289
Repurchase agreements	42	48	(6)
Long-term debt and finance lease liabilities	(1,728)	(1,699)	(29)
Total interest expense	$(26,877)	$29,920	$(56,797)
Change in net interest income	$35,062	$28,084	$6,978

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	% Change
Commercial and consumer deposit-related fees	$27,075	$24,948	9%
Lending and loan servicing fees	26,230	22,925	14%
Foreign exchange income	15,837	11,469	38%
Wealth management fees	13,679	8,637	58%
Customer derivative income	4,069	3,750	9%
Net gains on AFS debt securities	131	49	167%
Other investment income	2,262	2,815	(20)%
Other income	2,819	3,894	(28)%
Total noninterest income	$92,102	$78,487	17%

Noninterest income comprised 13% and 12% of total revenue for the first quarters of 2025 and 2024, respectively. Noninterest income for the first quarter of 2025 was $92 million, an increase of $14 million or 17%, compared with the same prior year period. The increase was primarily due to higher wealth management fees, foreign exchange income, lending and loan servicing, and commercial and consumer deposit-related fees.

Commercial and consumer deposit-related fees were $27 million for the first quarter of 2025, an increase of $2 million or 9%, compared with the first quarter of 2024. The year-over-year increase was primarily due to increase in analysis service fees due to increased commercial customer activity.

Lending and loan servicing fees were $26 million for the first quarter of 2025, an increase of $3 million or 14%, compared with the first quarter of 2024. The increase was primarily due to higher trade finance and credit enhancement fees driven by increased customer activity.

Foreign exchange income was $16 million for the first quarter of 2025, an increase of approximately $4 million or 38%, compared with the first quarter of 2024. The increase primarily reflected higher fees and the favorable valuation of certain foreign currency denominated balance sheet items, partially offset by losses on foreign exchange trades.

Wealth management fees were $14 million for the first quarter of 2025, an increase of $5 million or 58%, compared with the first quarter of 2024. The increase reflected higher customer demand for wealth management products such as fixed-rate bonds and fixed income annuities.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2025 and 2024:

	Three Months Ended March 31,
($ in thousands)	2025	2024	% Change
Compensation and employee benefits	$146,435	$141,812	3%
Occupancy and equipment expense	15,689	15,716	0%
Deposit account expense	9,042	12,188	(26)%
Computer and software related expenses	13,314	11,344	17%
Deposit insurance premiums and regulatory assessments	10,385	19,649	(47)%
Other operating expense	41,541	32,458	28%
Amortization of tax credit and CRA investments	15,742	13,207	19%
Total noninterest expense	$252,148	$246,374	2%

First quarter 2025 noninterest expense of $252 million increased $6 million or 2%, compared with the first quarter of 2024. The increase was primarily due to increases in other operating expense, compensation and employee benefits, amortization of tax credit and CRA investments, and computer software and data processing expenses, partially offset by decreases in deposit insurance premiums and regulatory assessments and deposit account expense.

Compensation and employee benefits were $146 million for the first quarter of 2025, an increase of $5 million or 3%, compared with the first quarter of 2024. The increase was primarily driven by annual merit increases and staffing growth.

Deposit account expense was $9 million for the first quarter of 2025, a decrease of $3 million or 26%, compared with the first quarter of 2024, driven primarily by lower balances and referral rates paid on certain deposit accounts.

Computer and software related expenses were $13 million for the first quarter of 2025, an increase of $2 million or 17%, compared with the first quarter of 2024. The increase primarily reflected increased software licensing costs and higher data processing fees.

Deposit insurance premiums and regulatory assessments was $10 million for the first quarter of 2025, a decrease of $9 million or 47%, compared with the first quarter of 2024. The decrease was primarily due to a $1 million FDIC special assessment charge (“FDIC charge”) recorded in the first quarter of 2025, compared with a $10 million FDIC charge recorded in the first quarter of 2024. Adjustments to the FDIC charge pertain primarily to changes in the FDIC’s estimated losses to the Deposit Insurance Fund. For additional information on the FDIC charge, refer to Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in the Company’s 2024 Form 10-K.

Other operating expense was $42 million for the first quarter of 2025, an increase of $9 million or 28%, compared with the first quarter of 2024. The increase was primarily due to $4 million in other real estate owned (“OREO”) write-downs, and $4 million increase in expenses related to problem loans and foreclosure.

Amortization of tax credit and CRA investments was $16 million for the first quarter of 2025, an increase of $3 million or 19%, compared with the first quarter of 2024. The variance was primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

	Three Months Ended March 31,
($ in thousands)	2025	2024	% Change
Income before income taxes	$391,155	$372,252	5%
Income tax expense	$100,885	$87,177	16%
Effective tax rate	25.8%	23.4%

First quarter 2025 income tax expense was $101 million and the effective tax rate was 25.8%, compared with first quarter 2024 income tax expense of $87 million and an effective tax rate of 23.4%. The increase in income tax expense was primarily due to higher pre-tax income.

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

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. The first quarter 2024 balances have been reclassified for comparability.

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

The following table presents financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2024
($ in thousands)	2025	2024	$	%
Total revenue before provision for credit losses	$302,018	$322,261	$(20,243)	(6)%
Provision for credit losses	7,685	2,564	5,121	200%
Compensation and employee benefits	61,964	53,949	8,015	15%
Other noninterest expense	57,192	63,171	(5,979)	(9)%
Total noninterest expense	119,156	117,120	2,036	2%
Segment income before income taxes	175,177	202,577	(27,400)	(14)%
Income tax expense	52,089	59,877	(7,788)	(13)%
Segment net income	$123,088	$142,700	$(19,612)	(14)%
Average loans	$19,762,287	$18,615,350	$1,146,937	6%
Average deposits	$32,326,906	$29,306,788	$3,020,118	10%

Consumer and Business Banking segment net income decreased $20 million or 14% year-over-year to $123 million for the first quarter of 2025, primarily driven by a $27 million decrease in net interest income and an $8 million increase in compensation and employee benefits, partially offset by a $7 million increase in noninterest income and a $6 million decrease in other noninterest expense. The decrease in net interest income was primarily due to the year-over-year decrease in interest rates. The noninterest income increase was primarily due to increases in wealth management and foreign exchange fees earned. The compensation and employee benefits increase was primarily due to staffing growth and increased wealth management commissions. The decrease in other noninterest expense was primarily driven by decreased deposit insurance premiums and regulatory assessments, from lower FDIC charges, and decreased corporate overhead allocated expenses.

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

The following table presents financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2024
($ in thousands)	2025	2024	$	%
Total revenue before provision for credit losses	$306,580	$333,855	$(27,275)	(8)%
Provision for credit losses	40,779	22,907	17,872	78%
Compensation and employee benefits	61,187	61,459	(272)	0%
Other noninterest expense	42,318	44,354	(2,036)	(5)%
Total noninterest expense	103,505	105,813	(2,308)	(2)%
Segment income before income taxes	162,296	205,135	(42,839)	(21)%
Income tax expense	48,271	60,492	(12,221)	(20)%
Segment net income	$114,025	$144,643	$(30,618)	(21)%
Average loans	$33,211,037	$32,881,346	$329,691	1%
Average deposits	$26,131,654	$25,163,151	$968,503	4%

Commercial Banking segment net income decreased $31 million or 21% year-over-year to $114 million for the first quarter of 2025, primarily driven by a $36 million decrease in net interest income and an $18 million increase in provision for credit losses, partially offset by an $8 million increase in noninterest income. The net interest income decrease was primarily driven by a decrease in interest income on loans due to the year-over-year decline in interest rates, while the noninterest income increase was primarily due to increases in lending and loan servicing, foreign exchange and deposit-related fees earned. The increase in provision for credit losses was primarily driven by C&I loan growth and the worsening macro-economic outlook.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment. Tax credit investment amortization is recorded in the Treasury and Other segment.

The following table presents financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2024
($ in thousands)	2025	2024	$	%
Total revenue (loss) before provision for credit losses	$83,705	$(12,490)	$96,195	NM
Provision for (reversal of) credit losses	536	(471)	1,007	NM
Compensation and employee benefits	23,284	26,404	(3,120)	(12)%
Other noninterest expense (income)	6,203	(2,963)	9,166	NM
Total noninterest expense	29,487	23,441	6,046	26%
Segment income (loss) before income taxes	53,682	(35,460)	89,142	NM
Income tax expense (benefit)	525	(33,192)	33,717	NM
Segment net income	$53,157	$(2,268)	$55,425	NM
Average loans	$364,387	$428,144	$(63,757)	(15)%
Average deposits	$4,179,022	$2,972,464	$1,206,558	41%

NM — Not meaningful.

The Treasury and Other segment income before income taxes increased $89 million for the first quarter of 2025, compared with the first quarter of 2024, primarily driven by a $98 million increase in net interest income and a $3 million decrease in compensation and employee benefits, partially offset by a $9 million increase in other noninterest expense. The net interest income increase was mainly driven by higher interest income from AFS debt securities due to higher average balances and yields, and higher loan interest income. The increase in other noninterest expense was primarily driven by higher corporate overhead expenses and amortization of tax credit and CRA investments.

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

While the Company does not generally intend to sell or trade its debt securities, it may sell AFS debt securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of March 31, 2025 and December 31, 2024, and by credit ratings as of March 31, 2025:

	March 31, 2025			December 31, 2024			Ratings as of March 31, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$961,291	$930,981	8%	$676,300	$638,265	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	306,428	268,406	2%	308,220	262,587	3%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	9,660,357	9,424,112	76%	8,447,303	8,164,474	75%	100%	—%	—%	—%	—%
Municipal securities	286,374	245,854	2%	287,301	250,153	2%	99%	—%	—%	—%	1%
Non-agency mortgage-backed securities	771,323	666,668	6%	808,762	692,078	6%	94%	—%	1%	1%	4%
Corporate debt securities	653,500	536,542	4%	653,500	526,166	5%	—%	31%	66%	3%	—%
Foreign government bonds	244,459	234,191	2%	244,803	233,880	2%	46%	54%	—%	—%	—%
Asset-backed securities	34,237	33,735	0%	35,086	34,715	0%	29%	45%	26%	—%	—%
Collateralized loan obligations	44,500	44,423	0%	44,500	44,493	1%	100%	—%	—%	—%	—%
Total AFS debt securities	$12,962,469	$12,384,912	100%	$11,505,775	$10,846,811	100%	94%	3%	3%	0%	0%
HTM debt securities:
U.S. Treasury securities	$536,459	$508,613	21%	$535,080	$499,858	21%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,005,347	831,356	34%	1,004,479	804,220	34%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,176,315	956,650	39%	1,190,221	943,134	39%	100%	—%	—%	—%	—%
Municipal securities	187,220	138,673	6%	187,633	140,542	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,905,341	$2,435,292	100%	$2,917,413	$2,387,754	100%	100%	—%	—%	—%	—%
Total debt securities	$15,867,810	$14,820,204		$14,423,188	$13,234,565

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
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $8.6 billion of amortized cost and $8.5 billion of fair value as of March 31, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(4)Includes GNMA HTM debt securities totaling $84 million of amortized cost and $68 million of fair value as of March 31, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

As of March 31, 2025, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.3 and 6.8, respectively, compared with 2.4 and 7.0, respectively, as of December 31, 2024. The decrease in the AFS debt securities’ effective duration was primarily due to a downward shift in the yield curve. The decrease in the HTM debt securities’ effective duration was due to the downward shift in the yield curve and portfolio seasoning. The Company estimated that the effective duration of its AFS debt securities was 2.9 for an instantaneous 100 bp parallel increase and 1.9 for an instantaneous 100 bp parallel decrease as of March 31, 2025.

Available-for-Sale Debt Securities

AFS debt securities increased $1.5 billion or 14% from December 31, 2024 to $12.4 billion primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $578 million as of March 31, 2025, compared with $659 million as of December 31, 2024.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2025 and December 31, 2024. There was no allowance for credit losses provided against the AFS debt securities as of both March 31, 2025 and December 31, 2024. Additionally, there were no credit losses recognized in earnings for the three months ended March 31, 2025 and 2024.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both March 31, 2025 and December 31, 2024.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2024 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. The composition of the loan portfolio as of March 31, 2025 was similar to the composition as of December 31, 2024.

The following table presents the composition of the Company’s total loan portfolio by loan type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Commercial:
C&I	$17,460,744	32%	$17,397,158	32%
CRE:
CRE	14,868,361	28%	14,655,340	28%
Multifamily residential	5,007,969	9%	4,953,442	9%
Construction and land	653,630	1%	666,162	1%
Total CRE	20,529,960	38%	20,274,944	38%
Total commercial	37,990,704	70%	37,672,102	70%
Consumer:
Residential mortgage:
Single-family residential	14,383,562	27%	14,175,446	27%
HELOCs	1,827,837	3%	1,811,628	3%
Total residential mortgage	16,211,399	30%	15,987,074	30%
Other consumer	50,631	0%	67,461	0%
Total consumer	16,262,030	30%	16,054,535	30%
Total loans held-for-investment (1)	54,252,734	100%	53,726,637	100%
Allowance for loan losses	(734,856)		(702,052)
Total loans, net	$53,517,878		$53,024,585

(1)Includes $36 million and $46 million of net deferred loan fees and net unamortized premiums as of March 31, 2025 and December 31, 2024, respectively.

Commercial

The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $26.0 billion and $25.8 billion as of March 31, 2025 and December 31, 2024, respectively, with a utilization rate of 67% as of both dates. As of March 31, 2025, total C&I loans were $17.5 billion, up $64 million or 0.4% from December 31, 2024. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $956 million and $845 million as of March 31, 2025 and December 31, 2024, respectively. The majority of the C&I loans had variable interest rates as of both March 31, 2025 and December 31, 2024.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Industry:
Real estate investment & management	$2,398,298	14%	$2,381,186	14%
Capital call lending	2,179,836	12%	2,230,457	13%
Media & entertainment	2,046,075	12%	2,031,242	12%
Manufacturing & wholesale	1,139,530	7%	1,074,073	6%
Financial services	1,075,392	6%	1,005,216	6%
Infrastructure & clean energy	995,222	6%	963,165	6%
Tech & telecom	734,502	4%	770,521	4%
Food production & distribution	730,123	4%	664,135	4%
Healthcare services	688,535	4%	685,549	4%
Hospitality & leisure	564,034	3%	575,815	3%
Art finance	538,367	3%	548,065	3%
Oil & gas	496,124	3%	576,605	3%
Other	3,874,706	22%	3,891,129	22%
Total C&I	$17,460,744	100%	$17,397,158	100%

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans, and affordable housing lending. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both March 31, 2025 and December 31, 2024. The following table summarizes the Company’s total CRE loans by property type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Property types:
Multifamily	$5,007,969	24%	$4,953,442	24%
Retail	4,396,265	21%	4,347,032	21%
Industrial	4,063,749	20%	3,972,389	20%
Hotel	2,373,667	12%	2,404,385	12%
Office	2,144,715	11%	2,125,210	11%
Healthcare	813,862	4%	788,806	4%
Construction and land	653,630	3%	666,162	3%
Other	1,076,103	5%	1,017,518	5%
Total CRE loans	$20,529,960	100%	$20,274,944	100%

The weighted-average LTV ratio of the total CRE loan portfolio was 49% and 50% as of March 31, 2025 and December 31, 2024, respectively. Weighted-average LTV is based on the most recent LTV, which considers the latest available appraisal and current loan commitment. Approximately 92% and 91% of total CRE loan commitments had an LTV ratio of 65% or lower as of March 31, 2025 and December 31, 2024, respectively.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2025 and December 31, 2024. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	March 31, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,585,911	51%	$2,298,354	46%	$247,853	38%	$10,132,118	49%
Northern California	2,778,981	19%	982,179	20%	166,987	25%	3,928,147	19%
California	10,364,892	70%	3,280,533	66%	414,840	63%	14,060,265	68%
Texas	1,181,561	8%	475,942	10%	112,836	17%	1,770,339	9%
New York	732,097	5%	266,939	5%	25,107	4%	1,024,143	5%
Washington	493,559	3%	157,989	3%	10,336	2%	661,884	3%
Arizona	339,187	2%	191,774	4%	27,584	4%	558,545	3%
Nevada	297,445	2%	169,334	3%	—	—%	466,779	2%
Other markets	1,459,620	10%	465,458	9%	62,927	10%	1,988,005	10%
Total loans	$14,868,361	100%	$5,007,969	100%	$653,630	100%	$20,529,960	100%

	December 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,516,638	51%	$2,316,404	47%	$230,297	35%	$10,063,339	50%
Northern California	2,693,768	19%	992,406	20%	163,633	24%	3,849,807	19%
California	10,210,406	70%	3,308,810	67%	393,930	59%	13,913,146	69%
Texas	1,091,626	8%	467,796	9%	131,963	20%	1,691,385	8%
New York	732,694	5%	249,357	5%	44,597	7%	1,026,648	5%
Washington	493,972	3%	155,022	3%	10,401	1%	659,395	3%
Arizona	348,877	2%	182,955	4%	23,903	4%	555,735	3%
Nevada	293,927	2%	139,292	3%	—	—%	433,219	2%
Other markets	1,483,838	10%	450,210	9%	61,368	9%	1,995,416	10%
Total loans	$14,655,340	100%	$4,953,442	100%	$666,162	100%	$20,274,944	100%

The percentage of total CRE loans located in California was 68% and 69%, as of March 31, 2025 and December 31, 2024, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties and Risks Related to Financial Matters to the Company’s 2024 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both March 31, 2025 and December 31, 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers hedging products to our customers to manage their interest rate risks. As of both March 31, 2025 and December 31, 2024, of the 57% of our CRE portfolio that had variable rates, 54% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of March 31, 2025, of the 49% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place. As of December 31, 2024, of the 50% of our multifamily residential portfolio that had variable rates, 44% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $502 million in loans outstanding, and $345 million in unfunded commitments as of March 31, 2025, compared with $506 million in loans outstanding, and $391 million in unfunded commitments as of December 31, 2024. Land loans totaled $152 million and $160 million as of March 31, 2025 and December 31, 2024, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential mortgage loan size was $438 thousand and $437 thousand as of March 31, 2025 and December 31, 2024, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,659,170	39%	$857,714	47%	$6,516,884	40%
Northern California	1,859,603	13%	382,754	21%	2,242,357	14%
California	7,518,773	52%	1,240,468	68%	8,759,241	54%
New York	4,244,034	30%	279,381	15%	4,523,415	28%
Washington	732,111	5%	182,000	10%	914,111	6%
Massachusetts	463,383	3%	62,664	4%	526,047	3%
Georgia	473,904	3%	21,400	1%	495,304	3%
Nevada	457,706	3%	36,390	2%	494,096	3%
Texas	479,479	4%	—	—%	479,479	3%
Other markets	14,172	0%	5,534	0%	19,706	0%
Total	$14,383,562	100%	$1,827,837	100%	$16,211,399	100%
Lien priority:
First mortgage	$14,383,562	100%	$1,329,824	73%	$15,713,386	97%
Junior lien mortgage	—	—%	498,013	27%	498,013	3%
Total	$14,383,562	100%	$1,827,837	100%	$16,211,399	100%

	December 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,475,929	39%	$853,858	47%	$6,329,787	39%
Northern California	1,825,462	13%	379,692	21%	2,205,154	14%
California	7,301,391	52%	1,233,550	68%	8,534,941	53%
New York	4,303,815	31%	266,529	15%	4,570,344	29%
Washington	715,968	5%	187,220	10%	903,188	6%
Massachusetts	457,147	3%	66,181	4%	523,328	3%
Georgia	466,790	3%	20,040	1%	486,830	3%
Nevada	447,097	3%	32,578	2%	479,675	3%
Texas	468,461	3%	—	—%	468,461	3%
Other markets	14,777	0%	5,530	0%	20,307	0%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%
Lien priority:
First mortgage	$14,175,446	100%	$1,322,957	73%	$15,498,403	97%
Junior lien mortgage	—	—%	488,671	27%	488,671	3%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%

Consumer — Single-Family Residential Loans. The Company offers a variety of single-family residential first lien mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its single-family residential loans as of both March 31, 2025 and December 31, 2024. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of both March 31, 2025 and December 31, 2024. These loans have historically experienced low delinquency and loss rates.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.3 billion with a utilization rate of 34% as of both March 31, 2025 and December 31, 2024. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 73% of total outstanding HELOCs as of both March 31, 2025 and December 31, 2024. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 46% as of both March 31, 2025 and December 31, 2024. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both March 31, 2025 and December 31, 2024.

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

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$752,879	1%	$730,227	1%
AFS debt securities (1)	$741,528	1%	$752,840	1%
Loans held-for-investment (2)	$964,130	1%	$968,973	1%
Total assets	$2,465,208	3%	$2,474,447	3%
China Subsidiary Bank Branches:
Cash and cash equivalents	$652,847	1%	$656,971	1%
AFS debt securities (3)	$126,572	0%	$127,582	0%
Loans held-for-investment (2)	$1,172,225	2%	$1,141,444	2%
Total assets	$1,977,880	3%	$1,971,922	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of March 31, 2025 and December 31, 2024.
(2)Primarily comprised of C&I loans as of both March 31, 2025 and December 31, 2024.
(3)Comprised of foreign government bonds as of both March 31, 2025 and December 31, 2024.

The following table presents the total revenue generated by the Company’s international branches for the first quarters of 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong Branch:
Total revenue	$17,813	3%	$18,093	3%
China Subsidiary Bank Branches:
Total revenue	$7,752	1%	$7,444	1%

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

The Company’s stockholders’ equity as of March 31, 2025 increased $206 million or 3% to $7.9 billion from December 31, 2024. The increase was primarily due to $290 million of net income and $90 million of other comprehensive income, partially offset by $85 million of common stock repurchases and $84 million of cash dividends declared. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On March 3, 2020, the Company’s Board of Directors authorized the repurchase of $500 million of East West common stock. On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of East West common stock, which will remain valid until December 31, 2026. The Company repurchased $85 million and $82 million of East West common stock in the first quarters of 2025 and 2024, respectively.

The Company paid a quarterly common stock cash dividend of $0.60 and $0.55 per share during the first quarters of 2025 and 2024, respectively. In April 2025, the Company’s Board of Directors declared a second quarter 2025 cash dividend of $0.60 per share. The dividend is payable on May 16, 2025, to stockholders of record as of May 2, 2025.

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table summarizes the Company’s deposits by product type as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$15,169,775	24%	$15,450,428	24%	$(280,653)	(2)%
Interest-bearing checking	7,591,847	12%	7,940,692	13%	(348,845)	(4)%
Money market	14,885,732	24%	14,816,511	23%	69,221	0%
Savings	1,740,044	3%	1,751,620	3%	(11,576)	(1)%
Time deposits	23,664,707	37%	23,215,772	37%	448,935	2%
Total deposits	$63,052,105	100%	$63,175,023	100%	$(122,918)	0%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $63.1 billion as of March 31, 2025 decreased $123 million from December 31, 2024, primarily due to decreases in interest-bearing checking and noninterest-bearing demand deposits, partially offset by an increase in time deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of March 31, 2025 and December 31, 2024:

			Change
($ in thousands)	March 31, 2025	December 31, 2024	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$33,023,739	$32,832,926	$190,813	1%
Commercial Banking - U.S. (1)	22,571,582	23,405,769	(834,187)	(4)%
International Branches (2)	3,524,223	3,412,262	111,961	3%
Treasury and Other - U.S. (3)	3,932,561	3,524,066	408,495	12%
Total deposits	$63,052,105	$63,175,023	$(122,918)	0%

(1)Excludes deposits presented under International Branches.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches, primarily a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. branches are insured by the FDIC for up to $250,000 per depositor, per ownership category. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-OM item 2 of the Bank’s Call Report as of March 31, 2025 and December 31, 2024, after certain adjustments:

($ in thousands)		March 31, 2025	December 31, 2024
Uninsured deposits, per regulatory requirements (1)		$31,046,058	$32,767,680
Less: Collateralized deposits		(4,596,951)	(4,781,377)
Affiliate deposits		(124,741)	(485,824)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$26,324,366	$27,500,479

Total domestic deposits per Call Report	(b)	$59,745,101	$60,326,394
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	44%	46%

(1)Uninsured deposits, per regulatory requirements, represent the portion of deposit accounts in U.S. branches that exceed the FDIC insurance limit as reported on Schedule RC-OM item 2 of the Bank’s Call Report.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity in Item 2. MD&A — Liquidity Risk Management in this Form 10-Q.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital-Related Development in the Company’s 2024 Form 10-K for additional details.

The Current Expected Credit Losses (“CECL”) transition provision permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. The Company elected the CECL transition provision and the phase-in option. Our capital ratios as of December 31, 2024 include a delay of 25% of the estimated impact of CECL on regulatory capital. The CECL transition was no longer in effect as of March 31, 2025.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2025		December 31, 2024
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) capital (1)	14.3%	13.6%	14.3%	13.4%	4.5%	7.0%	6.5%
Tier 1 capital (2)	14.3%	13.6%	14.3%	13.4%	6.0%	8.5%	8.0%
Total capital	15.6%	14.8%	15.6%	14.7%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	10.5%	9.9%	10.4%	9.8%	4.0%	4.0%	5.0%

(1)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(2)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both March 31, 2025 and December 31, 2024, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $424 million to $55.4 billion from December 31, 2024. The increase in the risk-weighted assets was mainly due to loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others, which are more specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) program. The Company’s ERM program outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, market, operational, reputational, legal, compliance, BSA/AML & OFAC, strategic, and technology risk.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function in connection with the ERM function, also evaluates and reports the overall credit risk exposure to senior management and the ROC, including concentration limits and key risk indicators. Reporting directly to the Board’s Audit Committee, the IAR function provides additional validation support to the Company’s robust credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality, and serves as an assurance function for the risk rating of the Company’s loan portfolios. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

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

The following table presents the Company’s criticized loans as of March 31, 2025 and December 31, 2024:

			Change
($ in thousands)	March 31, 2025	December 31, 2024	$	%
Criticized loans:
Special mention loans	$494,444	$447,290	$47,154	11%
Classified loans (1)	750,570	725,863	24,707	3%
Total criticized loans	$1,245,014	$1,173,153	$71,861	6%

Special mention loans to loans held-for-investment	0.91%	0.83%
Classified loans to loans held-for-investment	1.38%	1.35%
Criticized loans to loans held-for-investment	2.29%	2.18%

(1)Consists of substandard, doubtful and loss categories.

Criticized loans increased $72 million or 6%, to $1.2 billion during the first quarter of 2025, primarily driven by higher criticized CRE loans, partially offset by lower criticized C&I loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment.

The following table presents nonperforming assets information as of March 31, 2025 and December 31, 2024:

			Change
($ in thousands)	March 31, 2025	December 31, 2024	$	%
Commercial:
C&I	$75,579	$86,165	$(10,586)	(12)%
CRE:
CRE	5,554	2,430	3,124	129%
Multifamily residential	4,554	4,572	(18)	0%
Construction and land	—	11,316	(11,316)	(100)%
Total CRE	10,108	18,318	(8,210)	(45)%
Consumer:
Residential mortgage:
Single-family residential	42,166	32,423	9,743	30%
HELOCs	25,250	22,046	3,204	15%
Total residential mortgage	67,416	54,469	12,947	24%
Other consumer	97	66	31	47%
Total nonaccrual loans	153,200	159,018	(5,818)	(4)%
OREO, net	29,003	35,077	(6,074)	(17)%
Total nonperforming assets	$182,203	$194,095	$(11,892)	(6)%
Nonperforming assets to total assets	0.24%	0.26%
Nonaccrual loans to loans held-for-investment	0.28%	0.30%
Allowance for loan losses to nonaccrual loans	479.67%	441.49%

Loans are generally placed on nonaccrual status at the earlier of when they become 90 days past due or when the full collection of principal or interest becomes uncertain, regardless of the length of past due status. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

Nonaccrual loans of $153 million as of March 31, 2025 decreased $6 million or 4% from December 31, 2024, primarily driven by paydowns and charge-offs of commercial nonaccrual loans and the sale of a construction nonaccrual loan. As of March 31, 2025, $37 million or 24% of nonaccrual loans were less than 90 days delinquent. In comparison, $49 million or 31% of nonaccrual loans were less than 90 days delinquent as of December 31, 2024.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2025 and December 31, 2024:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	March 31, 2025	December 31, 2024	$	%	March 31, 2025	December 31, 2024
Commercial:
C&I	$25,653	$22,855	$2,798	12%	0.15%	0.13%
CRE:
CRE	1	5,640	(5,639)	(100)%	0.00%	0.04%
Multifamily residential	1,407	931	476	51%	0.03%	0.02%
Construction and land	—	927	(927)	(100)%	—%	0.14%
Total CRE	1,408	7,498	(6,090)	(81)%	0.01%	0.04%
Total commercial	27,061	30,353	(3,292)	(11)%	0.07%	0.08%
Consumer:
Residential mortgage:
Single-family residential	64,554	54,937	9,617	18%	0.45%	0.39%
HELOCs	30,275	19,364	10,911	56%	1.66%	1.07%
Total residential mortgage	94,829	74,301	20,528	28%	0.58%	0.46%
Other consumer	1,961	107	1,854	NM	3.87%	0.16%
Total consumer	96,790	74,408	22,382	30%	0.60%	0.46%
Total	$123,851	$104,761	$19,090	18%	0.23%	0.19%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both March 31, 2025 and December 31, 2024.

Allowance for Credit Losses

The Company maintains its allowance for credit losses at a level it believes is sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2024 Form 10-K, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$421,288	32%	$384,319	32%
CRE:
CRE	212,899	28%	218,677	28%
Multifamily residential	32,324	9%	32,117	9%
Construction and land	15,199	1%	17,497	1%
Total CRE	260,422	38%	268,291	38%
Total commercial	681,710	70%	652,610	70%
Consumer:
Residential mortgage:
Single-family residential	46,929	27%	44,816	27%
HELOCs	4,879	3%	3,132	3%
Total residential mortgage	51,808	30%	47,948	30%
Other consumer	1,338	0%	1,494	0%
Total consumer	53,146	30%	49,442	30%
Total allowance for loan losses	$734,856	100%	$702,052	100%
Allowance for unfunded credit commitments	$40,464		$39,526
Total allowance for credit losses	$775,320		$741,578
Loans held-for-investment	$54,252,734		$53,726,637
Allowance for loan losses to loans held-for-investment	1.35%		1.31%

	Three Months Ended March 31,
	2025		2024
Average loans held-for-investment	$53,337,711		$51,924,317
Net charge-offs	$15,281		$22,577
Annualized net charge-offs to average loans held-for-investment	0.12%		0.17%

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

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $63.1 billion as of March 31, 2025, compared with $63.2 billion as of December 31, 2024. The Company’s loan-to-deposit ratio was 86% as of March 31, 2025, compared with 85% as of December 31, 2024. See Item 2 — MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q for further details related to the Company’s deposits.

Other Liquidity Sources. In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank (“FRB”), and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Sources of funding included $3.5 billion of FHLB advances as of both March 31, 2025 and December 31, 2024. FHLB advances as of March 31, 2025 had fixed and floating interest rates ranging from 3.87% to 4.58% with remaining maturities between one month and 1.8 years. In addition, the Company had $270 million in overnight gross repurchase agreements with unrelated counterparties as of March 31, 2025. The Company did not have any repurchase agreements as of December 31, 2024. For additional details, refer to Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both March 31, 2025 and December 31, 2024, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 9 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

Unencumbered loans and/or debt securities are pledged to the FHLB and the FRB discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated below its established risk limits for liquidity measures as of March 31, 2025. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its liquidity in the form of cash and cash equivalents and borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of March 31, 2025 and December 31, 2024:

			Change
($ in thousands)	March 31, 2025	December 31, 2024	$	%
Cash and cash equivalents	$3,448,284	$5,250,742	$(1,802,458)	(34)%
Interest-bearing deposits with banks	32,788	48,198	(15,410)	(32)%
Unused secured borrowing capacity from:
FHLB	10,337,616	9,928,152	409,464	4%
FRB (1)	13,226,882	12,383,005	843,877	7%
Unpledged securities	9,018,423	7,819,531	1,198,892	15%
Total available liquidity	$36,063,993	$35,429,628	$634,365	2%

(1)The Company had no outstanding borrowings with the FRB as of March 31, 2025 and December 31, 2024.

The Company’s total available liquidity increased to $36.1 billion as of March 31, 2025, compared with $35.4 billion as of December 31, 2024. The increase in borrowing capacity was primarily due to an increase in securities available to be pledged and loans pledged.

Cash Requirements. In the ordinary course of business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, and other cash commitments. For additional information on these obligations, see Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2024 Form 10-K, and Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net and Note 9 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of March 31, 2025 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the three months ended March 31, 2025 and 2024. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2024 Form 10-K. East West held $359 million and $395 million in on-hand liquidity as of March 31, 2025 and December 31, 2024, respectively. On-hand liquidity generally comprises cash and cash equivalents due from banks, and short-term AFS securities that mature within 30 days. Management believes that East West has sufficient liquidity to meet the projected cash obligations for the coming year.

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

As of March 31, 2025, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2024 Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. There have been no significant changes in our risk management practices as described in Item 7. MD&A — Market Risk Management in the Company’s 2024 Form 10-K.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. The Company assumed a weighted-average beta of 55% for total deposits for both March 31, 2025 and December 31, 2024.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of March 31, 2025 and December 31, 2024, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	March 31, 2025	December 31, 2024
+200	4.2%	4.7%
+100	3.2%	3.5%
-100	(3.7)%	(4.0)%
-200	(6.5)%	(7.4)%

(1)The percentage change represents net interest income change over a 12-month period under market implied forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, the net interest income volatility expressed in relation to base-case net interest income decreased in both rising and decreasing rate scenarios as of March 31, 2025. This change reflects deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	March 31, 2025	December 31, 2024
+200 Rate ramp	3.4%	4.3%
+100 Rate ramp	1.9%	2.3%
-100 Rate ramp	(1.9)%	(2.4)%
-200 Rate ramp	(3.3)%	(4.6)%

As of March 31, 2025, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term Secured Overnight Financing Rate (“SOFR”) indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of March 31, 2025, the Company designated interest rate contracts with a notional amount of $4.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.41% of the base net interest income for every 100 bp change in interest rate.

A portion of the Company’s interest-bearing deposit portfolio is composed of non-maturity deposits, which are not directly tied to short-term interest rate indices, but are, nevertheless, sensitive to changes in short-term interest rates. The modeled results are highly sensitive to modeled behavior and assumptions. Actual net interest income results may deviate from the model’s net interest income due to earning asset growth variation and deposit mix changes based on customer preferences relative to the interest rate environment. During a period of declining interest rates, balance sheet growth could offset headwinds to net interest income from yield compression.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of March 31, 2025 and December 31, 2024.

	Economic Value of Equity Volatility (1)
Change in Interest Rates (in bps)	March 31, 2025	December 31, 2024
+200	(12.4)%	(12.5)%
+100	(5.4)%	(5.2)%
-100	4.9%	4.6%
-200	10.0%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of March 31, 2025, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. The Company uses interest rate contracts to hedge the variability in interest received on certain floating-rate commercial loans. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in East West Bank (China) Limited. Prior to entering any hedge accounting activity, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component of the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2025, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following table summarizes certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$3,000,000	$10,254	$11,201	6.24%	6.97%		28.6
Interest rate swaps - Receive fixed pay floating - Forward starting	1,000,000	15,711	952	3.90%	N/A	(2)	64.8
Interest rate collars - Buy floor sell cap	250,000	17	—	Cap: 4.58% Floor: 1.50%	4.32%		14.0
Total cash flow hedges	$4,250,000	$25,982	$12,153

	December 31, 2024
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$1,808	$29,102	4.95%	6.47%		23.8
Interest rate swaps - Receive fixed pay floating - Forward starting	1,000,000	3,839	5,893	3.90%	N/A	(2)	67.8
Interest rate collars - Buy floor sell cap	250,000	—	216	Cap: 4.58% Floor: 1.50%	4.55%		17.0
Total cash flow hedges	$5,250,000	$5,647	$35,211

(1)Floating rates are indexed to SOFR or Prime.
(2)The swaps are forward starting and not effective as of both March 31, 2025 and December 31, 2024.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2024 Form 10-K, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2024 Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements:

•allowance for credit losses;
•fair value estimates;
•goodwill impairment; and
•income taxes.
For additional information on the Company’s critical accounting estimates involving significant judgments, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2024 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-Q are ROATCE and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended March 31,
($ in thousands)		2025	2024
Net income	(a)	$290,270	$285,075
Add: Amortization of mortgage servicing assets		293	308
Tax effect of amortization adjustment (1)		(87)	(91)
Tangible net income (non-GAAP)	(b)	$290,476	$285,292

Average stockholders’ equity	(c)	$7,869,074	$6,992,558
Less: Average goodwill		(465,697)	(465,697)
Average mortgage servicing assets		(5,120)	(6,473)
Average tangible book value (non-GAAP)	(d)	$7,398,257	$6,520,388

ROAE (2)	(a)/(c)	14.96%	16.40%
ROATCE (2) (non-GAAP)	(b)/(d)	15.92%	17.60%

(1)Applied statutory tax rate of 29.73% and 29.56% for the first quarters of 2025 and 2024, respectively.
(2)Annualized.

($ and shares in thousands, except per share data)		March 31, 2025	December 31, 2024
Stockholders’ equity	(a)	$7,929,465	$7,723,054
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(4,940)	(5,234)
Tangible book value (non-GAAP)	(b)	$7,458,828	$7,252,123

Number of common shares at period-end	(c)	137,802	138,437
Book value per share	(a)/(c)	$57.54	$55.79
Tangible book value per share (non-GAAP)	(b)/(c)	$54.13	$52.39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 10 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2024 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2024 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the first quarter of 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2) (3)
January	—	$—	—	$329
February	476,900	$97.58	476,900	$283
March	441,449	$88.09	441,449	$244
First quarter	918,349	$93.02	918,349

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)Excludes excise taxes and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(3)The total remaining authorization was $29 million as of December 31, 2024. On January 22, 2025, the Company’s Board of Directors authorized the additional repurchase of $300 million of its common stock, which will remain valid until December 31, 2026.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

10.1	Amendment to Employment Agreement — Dominic Ng, dated as of March 3, 2025.* Filed herewith.

10.2	Amendment to Employment Agreement — Douglas Krause, dated as of March 3, 2025.* Filed herewith.

10.3	Employment Agreement, dated May 7, 2025 by and between East West Bank and Christopher Del Moral-Niles.* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive (loss) income	IAR	Independent Asset Review
ASC	Accounting Standards Codification	IDI	Insured deposit institution
ASU	Accounting Standards Update	LCH	London Clearing House
BTFP	Bank Term Funding Program	LGD	Loss given default
C&I	Commercial and industrial	LTV	Loan-to-value
CARB	California Air Resources Board	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit Losses	MMBTU	Million British thermal unit
CET1	Common Equity Tier 1	NAV	Net asset value
CLO	Collateralized loan obligation	NRSRO	Nationally recognized statistical rating organizations
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
CODM	Chief operating decision maker	PAM	Proportional amortization method
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	RMB	Chinese Renminbi
EPS	Earnings per share	ROAE	Return on average common equity
ERM	Enterprise risk management	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	ROC	Risk Oversight Committee
FDIC	Federal Deposit Insurance Corporation	RPA	Credit risk participation agreement
FHLB	Federal Home Loan Bank	RSU	Restricted stock unit
FRB	Federal Reserve Bank	SBLC	Standby letter of credit
FTP	Funds transfer pricing	SEC	U.S. Securities and Exchange Commission
GAAP	Generally accepted accounting principles	SOFR	Secured Overnight Financing Rate
GDP	Gross Domestic Product	U.S.	United States
GHG	Greenhouse gas	USD	U.S. dollar
GNMA	Government National Mortgage Association

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 9, 2025

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer