Form 10-Q
period 2025-06-30
EAST WEST BANCORP INC
filed 2025-08-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,821,766 shares as of July 31, 2025.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” that are intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”) and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to known and unknown risks and uncertainties.

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
•changes in trade, tariff, tax, monetary and fiscal policies;
•changes in immigration laws and enforcement practices, or travel and visa related policies;
•current or potential disputes between the U.S., the People’s Republic of China, Singapore and other countries;
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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$712,157	$360,734
Interest-bearing cash with banks	3,697,784	4,890,008
Cash and cash equivalents	4,409,941	5,250,742
Interest-bearing deposits with banks	104,535	48,198
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $13,035,258 and $11,505,775)	12,488,913	10,846,811
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,437,247 and $2,387,754)	2,892,982	2,917,413
Loans held-for-sale	11,873	—
Loans held-for-investment (net of allowance for loan losses of $760,416 and $702,052)	54,200,768	53,024,585
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	968,389	926,640
Premises and equipment (net of accumulated depreciation of $169,956 and $166,154)	81,264	82,233
Operating lease right-of-use assets	80,523	81,967
Goodwill	465,697	465,697
Other assets	2,028,182	1,907,189
TOTAL	$78,158,067	$75,976,475
LIABILITIES
Deposits:
Noninterest-bearing	$15,470,239	$15,450,428
Interest-bearing	49,559,254	47,724,595
Total deposits	65,029,493	63,175,023
Federal Home Loan Bank (“FHLB”) advances	3,500,000	3,500,000
Long-term debt and finance lease liabilities	35,789	35,974
Operating lease liabilities	86,987	89,263
Accrued expenses and other liabilities	1,304,031	1,453,161
Total liabilities	69,956,300	68,253,421
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 170,445,458 and 169,925,379 shares issued	170	170
Additional paid-in capital	2,060,115	2,030,712
Retained earnings	7,744,221	7,311,542
Treasury stock, at cost 32,629,367 and 31,488,080 shares	(1,140,359)	(1,034,110)
Accumulated other comprehensive loss (“AOCI”), net of tax	(462,380)	(585,260)
Total stockholders’ equity	8,201,767	7,723,054
TOTAL	$78,158,067	$75,976,475

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$865,695	$868,441	$1,706,107	$1,734,830
Debt securities	153,788	111,732	301,572	187,124
Resale agreements	1,624	1,885	3,234	8,000
Restricted equity securities	2,957	2,950	5,816	4,289
Interest-bearing cash and deposits with banks	34,935	49,406	74,072	123,788
Total interest and dividend income	1,058,999	1,034,414	2,090,801	2,058,031
INTEREST EXPENSE
Deposits	400,588	431,482	792,569	837,681
Federal funds purchased and other short-term borrowings	1	32	7	42,138
FHLB advances	39,313	48,840	78,179	56,579
Securities sold under repurchase agreements (“Repurchase agreements”)	1,352	58	1,429	93
Long-term debt and finance lease liabilities	671	773	1,342	3,172
Total interest expense	441,925	481,185	873,526	939,663
Net interest income before provision for credit losses	617,074	553,229	1,217,275	1,118,368
Provision for credit losses	45,000	37,000	94,000	62,000
Net interest income after provision for credit losses	572,074	516,229	1,123,275	1,056,368
NONINTEREST INCOME
Commercial and consumer deposit-related fees	26,865	25,649	53,940	50,597
Lending and loan servicing fees	25,586	24,340	51,816	47,265
Foreign exchange income	13,715	12,924	29,552	24,393
Wealth management fees	10,725	9,478	24,404	18,115
Customer derivative income	2,201	5,764	6,270	9,514
Net gains on AFS debt securities	746	1,785	877	1,834
Other investment income	678	586	2,940	3,401
Other income	5,662	3,645	8,481	7,539
Total noninterest income	86,178	84,171	178,280	162,658
NONINTEREST EXPENSE
Compensation and employee benefits	144,841	133,588	291,276	275,400
Occupancy and equipment expense	16,289	15,299	31,978	31,015
Deposit account expense	9,348	12,050	18,390	24,238
Computer and software related expenses	13,446	11,392	26,760	22,736
Deposit insurance premiums and regulatory assessments	9,133	10,708	19,518	30,357
Other operating expense	36,727	36,843	78,268	69,301
Amortization of tax credit and CRA investments	26,236	16,052	41,978	29,259
Total noninterest expense	256,020	235,932	508,168	482,306
INCOME BEFORE INCOME TAXES	402,232	364,468	793,387	736,720
Income tax expense	91,979	76,238	192,864	163,415
NET INCOME	$310,253	$288,230	$600,523	$573,305
EARNINGS PER SHARE (“EPS”)
BASIC	$2.25	$2.07	$4.35	$4.12
DILUTED	$2.24	$2.06	$4.32	$4.09
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,818	138,980	138,009	139,195
DILUTED	138,789	139,801	139,058	140,047

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$310,253	$288,230	$600,523	$573,305
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains on AFS debt securities	14,388	7,516	71,673	5,199
Amortization of unrealized losses on debt securities transferred from AFS to HTM	1,221	2,708	3,913	5,396
Net changes in unrealized gains (losses) on cash flow hedges	18,129	(353)	49,409	(46,683)
Foreign currency translation adjustments	(1,103)	(1,311)	(2,115)	2,511
Other comprehensive income (loss)	32,635	8,560	122,880	(33,577)
COMPREHENSIVE INCOME	$342,888	$296,790	$723,403	$539,728

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, APRIL 1, 2024	139,121,162	$1,993,976	$6,662,919	$(970,930)	$(662,733)	$7,023,232
Net income	—	—	288,230	—	—	288,230
Other comprehensive income	—	—	—	—	8,560	8,560
Issuance of common stock pursuant to various stock compensation plans and agreements	46,938	13,582	—	—	—	13,582
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,018)	—	—	(214)	—	(214)
Repurchase of common stock pursuant to the stock repurchase program	(560,645)	—	—	(40,780)	—	(40,780)
Cash dividends on common stock ($0.55 per share)	—	—	(77,496)	—	—	(77,496)
BALANCE, JUNE 30, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114
BALANCE, APRIL 1, 2025	137,802,089	$2,044,068	$7,517,711	$(1,137,299)	$(495,015)	$7,929,465
Net income	—	—	310,253	—	—	310,253
Other comprehensive income	—	—	—	—	32,635	32,635
Issuance of common stock pursuant to various stock compensation plans and agreements	43,371	16,217	—	—	—	16,217
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,382)	—	—	(290)	—	(290)
Repurchase of common stock pursuant to the stock repurchase program	(25,987)	—	—	(2,770)	—	(2,770)
Cash dividends on common stock ($0.60 per share)	—	—	(83,743)	—	—	(83,743)
BALANCE, JUNE 30, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (1)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	573,305	—	—	573,305
Other comprehensive loss	—	—	—	—	(33,577)	(33,577)
Issuance of common stock pursuant to various stock compensation plans and agreements	510,177	26,571	—	—	—	26,571
Repurchase of common stock pursuant to various stock compensation plans and agreements	(190,611)	—	—	(13,916)	—	(13,916)
Repurchase of common stock pursuant to the stock repurchase program	(1,742,496)	—	—	(123,221)	—	(123,221)
Cash dividends on common stock ($1.10 per share)	—	—	(155,400)	—	—	(155,400)
BALANCE, JUNE 30, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	600,523	—	—	600,523
Other comprehensive income	—	—	—	—	122,880	122,880
Issuance of common stock pursuant to various stock compensation plans and agreements	520,079	29,403	—	—	—	29,403
Repurchase of common stock pursuant to various stock compensation plans and agreements	(196,951)	—	—	(18,037)	—	(18,037)
Repurchase of common stock pursuant to the stock repurchase program	(944,336)	—	—	(88,212)	—	(88,212)
Cash dividends on common stock ($1.20 per share)	—	—	(167,844)	—	—	(167,844)
BALANCE, JUNE 30, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767

(1)Represents the impact of the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on January 1, 2024.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$600,523	$573,305
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	94,000	62,000
Depreciation, amortization and accretion, net	130,778	106,426
Stock compensation costs	26,480	23,654
Deferred income tax benefit	(24,288)	(8,963)
Net gains on AFS debt securities	(877)	(1,834)
Other real estate owned (“OREO”) write-downs	4,221	2,576
Loans held-for-sale:
Originations	(628)	(850)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	406	992
Net change in accrued interest receivable and other assets	(125,159)	(6,640)
Net change in accrued expenses and other liabilities	(144,368)	(222,985)
Other operating activities, net	(4,534)	(2,270)
Total adjustments	(43,969)	(47,894)
Net cash provided by operating activities	556,554	525,411
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in:
Affordable housing partnership, tax credit and CRA investments	(152,801)	(150,217)
Interest-bearing deposits with banks	(56,040)	(14,226)
AFS debt securities:
Proceeds from sales	318,294	1,252,859
Proceeds from repayments, maturities and redemptions	1,703,393	807,695
Purchases	(3,567,424)	(4,854,571)
HTM debt securities:
Proceeds from repayments, maturities and redemptions	32,213	25,577
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	126,548	376,456
Purchases	(530,041)	(390,440)
Other changes in loans held-for-investment, net	(867,055)	(562,088)
Proceeds from sales of OREO	24,424	7,648
Proceeds from paydowns and maturities of resale agreements	—	300,000
Purchases of FHLB stock	—	(84,666)
Other investing activities, net	(1,194)	1,679
Net cash used in investing activities	(2,969,683)	(3,284,294)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,843,902	3,921,454
Net change in short-term borrowings	—	(4,500,000)
FHLB advances:
Proceeds	2,000,000	3,500,000
Repayments	(2,000,000)	—
Repayment of lease liabilities and junior subordinated debt	(419)	(117,020)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,721	1,580
Stock tendered for payment of withholding taxes	(18,058)	(13,916)
Repurchase of common stock pursuant to the stock repurchase program	(89,135)	(123,221)
Cash dividends paid	(168,643)	(155,867)
Net cash provided by financing activities	1,569,368	2,513,010
Effect of exchange rate changes on cash and cash equivalents	2,960	(3,420)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(840,801)	(249,293)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,250,742	4,614,984
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,409,941	$4,365,691

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$874,296	$1,082,024
Income taxes, net	$227,110	$232,191
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$138,408	$339,615
Loans transferred to OREO	$25,506	$31,863

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Current Accounting Developments

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of June 30, 2025, East West has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust has not been consolidated by the Company.

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

Equity Securities — Equity securities consist of mutual funds and exchange-traded equity securities. The Company invests in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be redeemed at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2. Exchange-traded equity securities are measured based on quoted prices on an active exchange market, and classified as Level 1.

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

In connection with the Company’s acquisition of a 49.99% equity interest in an investee during the third quarter of 2023, the Company granted 349,138 performance-based restricted stock units (“RSUs”) as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on the investee meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and operating EBITDA of the investee to be achieved during the future performance period. These performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$731,062	$—	$—	$731,062
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	270,292	—	270,292
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	375,165	—	375,165
Residential mortgage-backed securities	—	9,389,745	—	9,389,745
Municipal securities	—	239,197	—	239,197
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	224,596	—	224,596
Residential mortgage-backed securities	—	411,734	—	411,734
Corporate debt securities	—	534,644	—	534,644
Foreign government bonds	—	235,343	—	235,343
Asset-backed securities	—	32,643	—	32,643
Collateralized loan obligations (“CLOs”)	—	44,492	—	44,492
Total AFS debt securities	$731,062	$11,757,851	$—	$12,488,913
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$21,488	$4,281	$—	$25,769
Total affordable housing partnership, tax credit and CRA investments, net	$21,488	$4,281	$—	$25,769
Other assets:
Equity securities	$638	$—	$—	$638
Total other assets	$638	$—	$—	$638
Derivative assets:
Interest rate contracts	$—	$332,718	$—	$332,718
Foreign exchange contracts	—	68,807	—	68,807
Credit contracts	—	17	—	17
Equity contracts	—	—	377	377
Commodity contracts	—	66,137	—	66,137
Gross derivative assets	$—	$467,679	$377	$468,056
Netting adjustments (2)	$—	$(313,332)	$—	$(313,332)
Net derivative assets	$—	$154,347	$377	$154,724
Derivative liabilities:
Interest rate contracts	$—	$294,142	$—	$294,142
Foreign exchange contracts	—	63,162	—	63,162
Credit contracts	—	31	—	31
Equity contracts (3)	—	—	15,119	15,119
Commodity contracts	—	63,992	—	63,992
Gross derivative liabilities	$—	$421,327	$15,119	$436,446
Netting adjustments (2)	$—	$(141,267)	$—	$(141,267)
Net derivative liabilities	$—	$280,060	$15,119	$295,179

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$638,265	$—	$—	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	262,587	—	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	426,214	—	426,214
Residential mortgage-backed securities	—	7,738,260	—	7,738,260
Municipal securities	—	250,153	—	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	258,470	—	258,470
Residential mortgage-backed securities	—	433,608	—	433,608
Corporate debt securities	—	526,166	—	526,166
Foreign government bonds	—	233,880	—	233,880
Asset-backed securities	—	34,715	—	34,715
CLOs	—	44,493	—	44,493
Total AFS debt securities	$638,265	$10,208,546	$—	$10,846,811
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,817	$4,204	$—	$25,021
Total affordable housing partnership, tax credit and CRA investments, net	$20,817	$4,204	$—	$25,021
Other assets:
Equity securities	$568	$—	$—	$568
Total other assets	$568	$—	$—	$568
Derivative assets:
Interest rate contracts	$—	$385,311	$—	$385,311
Foreign exchange contracts	—	89,083	—	89,083
Credit contracts	—	1	—	1
Equity contracts	—	—	239	239
Commodity contracts	—	48,499	—	48,499
Gross derivative assets	$—	$522,894	$239	$523,133
Netting adjustments (2)	$—	$(427,292)	$—	$(427,292)
Net derivative assets	$—	$95,602	$239	$95,841
Derivative liabilities:
Interest rate contracts	$—	$414,172	$—	$414,172
Foreign exchange contracts	—	71,254	—	71,254
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	45,328	—	45,328
Gross derivative liabilities	$—	$530,766	$15,119	$545,885
Netting adjustments (2)	$—	$(112,284)	$—	$(112,284)
Net derivative liabilities	$—	$418,482	$15,119	$433,601

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $8.9 billion and $7.2 billion of fair value as of June 30, 2025 and December 31, 2024, respectively.
(2)Represents the balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(3)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.

For the three and six months ended June 30, 2025 and 2024, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company granted as part of EWBC’s consideration in an investment. There was no change in the fair value of the liability classified contingently issuable shares during the three and six months ended June 30, 2025 and 2024. The following table provides a reconciliation of the beginning and ending balances of the warrant equity contracts for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Equity contracts
Beginning balance	$418	$330	$239	$336
Total losses included in earnings (1)	(41)	(90)	(118)	(96)
Issuances (2)	—	—	256	—
Ending balance	$377	$240	$377	$240

(1)Includes unrealized losses recorded in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Included in Lending and loan servicing fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of June 30, 2025 and December 31, 2024. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
June 30, 2025
Derivative assets:
Equity contracts	$377	Black-Scholes option pricing model	Equity volatility	36% — 58%	44%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2024
Derivative assets:
Equity contracts	$239	Black-Scholes option pricing model	Equity volatility	38% — 57%	50%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of June 30, 2025 and December 31, 2024.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.

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
•When the repayment of an individually evaluated loan is dependent on the sale of the collateral, the fair value of the loan is determined based on the fair value of the underlying collateral, which may take the form of real estate, inventory, equipment, contracts or guarantees. The fair value of the underlying collateral is generally based on third-party appraisals, or an internal valuation if a third-party appraisal is not required by regulations or is unavailable. An internal valuation utilizes one or more valuation techniques such as the income, market and/or cost approaches.

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

Affordable Housing Partnership, Tax Credit and CRA Investments, Net — The Company conducts due diligence and secures applicable internal and external approval on its affordable housing partnership, tax credit and CRA investments prior to closing the investment and initial funding. After closing, the Company continues its periodic monitoring process to ensure that book values are realizable, the investments are performing as expected and there is no significant tax credit recapture risk. This monitoring process includes reviewing the investment entity’s financial statements, production reports and annual tax returns, the annual financial statements of the sponsor and guarantor (if any) and a comparison of the actual performance to plan based on the final financial model at the time of closing. The Company assesses its tax credit and other investments for possible other-than-temporary impairment on an annual basis or when events or circumstances suggest that the carrying amount of the investments may not be realizable. These circumstances can include, but are not limited to the following factors:

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$18,582	$18,582
Commercial real estate (“CRE”):
CRE	—	—	7,866	7,866
Total loans held-for-investment	$—	$—	$26,448	$26,448

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$48,384	$48,384
CRE:
CRE	—	—	1,678	1,678
Construction and land	—	—	11,316	11,316
Total commercial	—	—	61,378	61,378
Consumer:
Residential mortgage:
Single-family residential	—	—	108	108
Total consumer	—	—	108	108
Total loans held-for-investment	$—	$—	$61,486	$61,486
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$5,000	$5,000
OREO (1)	$—	$—	$19,386	$19,386

(1)Represents the carrying value of OREO property that was written down after its initial classification as OREO and included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Loans held-for-investment:
Commercial:
C&I	$(11,327)	$(14,764)	$(13,560)	$(24,769)
CRE:
CRE	(6,046)	(2,260)	(19,885)	(2,260)
Construction and land	—	(920)	—	(2,144)
Total commercial	(17,373)	(17,944)	(33,445)	(29,173)
Consumer:
Residential mortgage:
Single-family residential	—	(23)	—	(1,407)
Total consumer	—	(23)	—	(1,407)
Total loans held-for-investment	$(17,373)	$(17,967)	$(33,445)	$(30,580)
OREO	$—	$(2,576)	$—	$(2,576)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
June 30, 2025
Loans held-for-investment	$8,253	Fair value of collateral	Discount	55% — 75%	69%	(1)
	$3,617	Fair value of collateral	Contract value	NM	NM
	$14,578	Fair value of property	Selling cost	8% — 20%	14%	(1)

December 31, 2024
Loans held-for-investment	$910	Fair value of collateral	Discount	50%	50%
	$22,993	Fair value of collateral	Contract value	NM	NM
	$37,583	Fair value of property	Selling cost	8% — 20%	10%	(1)

Affordable housing partnership, tax credit and CRA investments, net	$5,000	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$19,386	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2025 and December 31, 2024.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	June 30, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,409,941	$4,409,941	$—	$—	$4,409,941
Interest-bearing deposits with banks	$104,535	$—	$104,535	$—	$104,535
Resale agreements	$425,000	$—	$340,586	$—	$340,586
HTM debt securities	$2,892,982	$514,767	$1,922,480	$—	$2,437,247
Restricted equity securities, at cost	$165,989	$—	$165,989	$—	$165,989
Loans held-for-sale	$11,873	$—	$11,873	$—	$11,873
Loans held-for-investment, net	$54,200,768	$—	$—	$52,607,452	$52,607,452
Mortgage servicing rights	$4,628	$—	$—	$7,971	$7,971
Accrued interest receivable	$311,264	$—	$311,264	$—	$311,264
Financial liabilities:
Demand, checking, savings and money market deposits	$40,718,153	$—	$40,718,153	$—	$40,718,153
Time deposits	$24,311,340	$—	$24,305,849	$—	$24,305,849
FHLB advances	$3,500,000	$—	$3,503,363	$—	$3,503,363
Long-term debt	$32,158	$—	$31,293	$—	$31,293
Accrued interest payable	$61,177	$—	$61,177	$—	$61,177

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,250,742	$5,250,742	$—	$—	$5,250,742
Interest-bearing deposits with banks	$48,198	$—	$48,198	$—	$48,198
Resale agreements	$425,000	$—	$329,769	$—	$329,769
HTM debt securities	$2,917,413	$499,858	$1,887,896	$—	$2,387,754
Restricted equity securities, at cost	$165,259	$—	$165,259	$—	$165,259
Loans held-for-investment, net	$53,024,585	$—	$—	$51,328,254	$51,328,254
Mortgage servicing rights	$5,234	$—	$—	$8,822	$8,822
Accrued interest receivable	$316,392	$—	$316,392	$—	$316,392
Financial liabilities:
Demand, checking, savings and money market deposits	$39,959,251	$—	$39,959,251	$—	$39,959,251
Time deposits	$23,215,772	$—	$23,225,317	$—	$23,225,317
FHLB advances	$3,500,000	$—	$3,497,953	$—	$3,497,953
Long-term debt	$32,001	$—	$31,246	$—	$31,246
Accrued interest payable	$61,950	$—	$61,950	$—	$61,950

Note 3 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2025 and December 31, 2024. Gross securities purchased under resale agreements were $425 million as of both June 30, 2025 and December 31, 2024.

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

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
June 30, 2025
Resale agreements	$425,000	$—	$425,000	$(349,132)	$75,868

December 31, 2024
Resale agreements	$425,000	$—	$425,000	$(329,603)	$95,397

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses and fair value by major categories of AFS and HTM debt securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$756,268	$—	$(25,206)	$731,062
U.S. government agency and U.S. government-sponsored enterprise debt securities	305,615	—	(35,323)	270,292
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	410,247	937	(36,019)	375,165
Residential mortgage-backed securities	9,576,977	32,581	(219,813)	9,389,745
Municipal securities	284,948	—	(45,751)	239,197
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	253,719	—	(29,123)	224,596
Residential mortgage-backed securities	481,295	—	(69,561)	411,734
Corporate debt securities	643,500	—	(108,856)	534,644
Foreign government bonds	244,744	1,105	(10,506)	235,343
Asset-backed securities	33,445	—	(802)	32,643
CLOs	44,500	—	(8)	44,492
Total AFS debt securities	13,035,258	34,623	(580,968)	12,488,913
HTM debt securities:
U.S. Treasury securities	537,851	—	(23,084)	514,767
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,005,738	—	(167,516)	838,222
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	479,501	—	(76,432)	403,069
Residential mortgage-backed securities	683,123	—	(141,511)	541,612
Municipal securities	186,769	—	(47,192)	139,577
Total HTM debt securities	2,892,982	—	(455,735)	2,437,247
Total debt securities	$15,928,240	$34,623	$(1,036,703)	$14,926,160

Refer to table footnotes on the following page.

	December 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,300	$—	$(38,035)	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	—	(45,633)	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	472,535	886	(47,207)	426,214
Residential mortgage-backed securities	7,974,768	12,278	(248,786)	7,738,260
Municipal securities	287,301	38	(37,186)	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	294,235	2	(35,767)	258,470
Residential mortgage-backed securities	514,527	—	(80,919)	433,608
Corporate debt securities	653,500	—	(127,334)	526,166
Foreign government bonds	244,803	2,069	(12,992)	233,880
Asset-backed securities	35,086	—	(371)	34,715
CLOs	44,500	—	(7)	44,493
Total AFS debt securities	11,505,775	15,273	(674,237)	10,846,811
HTM debt securities:
U.S. Treasury securities	535,080	—	(35,222)	499,858
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	—	(200,259)	804,220
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	486,388	—	(91,461)	394,927
Residential mortgage-backed securities	703,833	—	(155,626)	548,207
Municipal securities	187,633	—	(47,091)	140,542
Total HTM debt securities	2,917,413	—	(529,659)	2,387,754
Total debt securities	$14,423,188	$15,273	$(1,203,896)	$13,234,565

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of June 30, 2025 and December 31, 2024, the accrued interest receivables were $49 million and $45 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $8.9 billion of both amortized cost and fair value as of June 30, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(3)Includes GNMA HTM debt securities totaling $82 million of amortized cost and $65 million of fair value as of June 30, 2025, and $86 million of amortized cost and $68 million of fair value of as of December 31, 2024.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities in a continuous unrealized loss position, aggregated by investment category and loss duration as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$616,062	$(25,206)	$616,062	$(25,206)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	270,292	(35,323)	270,292	(35,323)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,350	(4)	346,693	(36,015)	349,043	(36,019)
Residential mortgage-backed securities	3,871,389	(16,241)	1,542,586	(203,572)	5,413,975	(219,813)
Municipal securities	4,732	(127)	233,465	(45,624)	238,197	(45,751)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	12,881	(6)	211,715	(29,117)	224,596	(29,123)
Residential mortgage-backed securities	—	—	411,734	(69,561)	411,734	(69,561)
Corporate debt securities	—	—	527,644	(108,856)	527,644	(108,856)
Foreign government bonds	—	—	89,494	(10,506)	89,494	(10,506)
Asset-backed securities	—	—	32,643	(802)	32,643	(802)
CLOs	—	—	44,492	(8)	44,492	(8)
Total AFS debt securities	$3,891,352	$(16,378)	$4,326,820	$(564,590)	$8,218,172	$(580,968)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$638,265	$(38,035)	$638,265	$(38,035)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	262,587	(45,633)	262,587	(45,633)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,741	(30)	377,756	(47,177)	380,497	(47,207)
Residential mortgage-backed securities	2,719,228	(16,404)	1,528,252	(232,382)	4,247,480	(248,786)
Municipal securities	2,763	(95)	245,360	(37,091)	248,123	(37,186)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	10,767	(332)	235,668	(35,435)	246,435	(35,767)
Residential mortgage-backed securities	—	—	433,608	(80,919)	433,608	(80,919)
Corporate debt securities	—	—	526,166	(127,334)	526,166	(127,334)
Foreign government bonds	—	—	87,008	(12,992)	87,008	(12,992)
Asset-backed securities	—	—	34,715	(371)	34,715	(371)
CLOs	—	—	44,493	(7)	44,493	(7)
Total AFS debt securities	$2,735,499	$(16,861)	$4,413,878	$(657,376)	$7,149,377	$(674,237)

As of June 30, 2025, the Company had 545 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 306 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 63 corporate debt securities and 76 non-agency mortgage-backed securities. In comparison, as of December 31, 2024, the Company had 541 AFS debt securities in a gross unrealized loss position with no credit impairment, primarily consisting of 290 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 83 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of June 30, 2025 were mainly comprised of the following:

•Corporate debt securities — The market value decline as of June 30, 2025 was primarily due to interest rate movement and spread widening. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.

•Non-agency mortgage-backed securities — The market value decline as of June 30, 2025 was primarily due to interest rate movement and spread widening. Since a substantial majority of these securities are rated investment grade by NRSROs, or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time, the Company believes the risk of credit losses on these securities is low.

As of both June 30, 2025 and December 31, 2024, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities. Accordingly, there was no allowance for credit losses provided against these securities as of both June 30, 2025 and December 31, 2024. In addition, there was no provision for credit losses recognized for each of the three and six months ended June 30, 2025 and 2024.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of June 30, 2025, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both June 30, 2025 and December 31, 2024. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains

The following table presents the gross realized gains from the sales of AFS debt securities and the related tax expense included in earnings for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gross realized gains from sales	$746	$1,785	$877	$1,834
Related tax expense	$208	$528	$247	$542

Interest Income

The following table presents the composition of interest income on debt securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Taxable interest	$151,372	$106,690	$294,262	$177,018
Nontaxable interest	2,416	5,042	7,310	10,106
Total interest income on debt securities	$153,788	$111,732	$301,572	$187,124

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of June 30, 2025. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$164,692	$591,576	$—	$—	$756,268
Fair value	164,423	566,639	—	—	731,062
Weighted-average yield (1)	3.61%	1.06%	—%	—%	1.62%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	16,596	26,929	201,231	60,859	305,615
Fair value	16,507	26,074	176,330	51,381	270,292
Weighted-average yield (1)	0.93%	1.36%	2.00%	1.98%	1.89%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	4,782	93,119	103,578	9,785,745	9,987,224
Fair value	4,754	89,666	94,250	9,576,240	9,764,910
Weighted-average yield (1) (2)	3.57%	2.87%	2.89%	5.06%	5.02%
Municipal securities
Amortized cost	9,118	23,367	7,108	245,355	284,948
Fair value	8,992	22,510	6,695	201,000	239,197
Weighted-average yield (1) (2)	1.81%	2.31%	3.56%	2.23%	2.26%
Non-agency mortgage-backed securities
Amortized cost	11,858	4,196	3,557	715,403	735,014
Fair value	11,702	4,147	3,556	616,925	636,330
Weighted-average yield (1)	0.47%	3.11%	5.51%	2.35%	2.34%
Corporate debt securities
Amortized cost	11,000	—	328,500	304,000	643,500
Fair value	10,980	—	299,389	224,275	534,644
Weighted-average yield (1)	5.32%	—%	3.38%	1.97%	2.75%
Foreign government bonds
Amortized cost	123,619	21,125	50,000	50,000	244,744
Fair value	124,513	21,336	49,759	39,735	235,343
Weighted-average yield (1)	2.46%	1.95%	4.67%	1.50%	2.67%
Asset-backed securities
Amortized cost	—	—	—	33,445	33,445
Fair value	—	—	—	32,643	32,643
Weighted-average yield (1)	—%	—%	—%	5.03%	5.03%
CLOs
Amortized cost	—	—	44,500	—	44,500
Fair value	—	—	44,492	—	44,492
Weighted-average yield (1)	—%	—%	5.73%	—%	5.73%
Total AFS debt securities
Amortized cost	$341,665	$760,312	$738,474	$11,194,807	$13,035,258
Fair value	$341,871	$730,372	$674,471	$10,742,199	$12,488,913
Weighted-average yield (1)	2.96%	1.37%	3.18%	4.71%	4.38%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$537,851	$—	$—	$537,851
Fair value	—	514,767	—	—	514,767
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	24,365	395,486	585,887	1,005,738
Fair value	—	22,057	346,789	469,376	838,222
Weighted-average yield (1)	—%	1.42%	1.90%	1.91%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	18,018	162,951	981,655	1,162,624
Fair value	—	16,671	139,946	788,064	944,681
Weighted-average yield (1) (2)	—%	1.61%	1.69%	1.68%	1.68%
Municipal securities
Amortized cost	—	—	—	186,769	186,769
Fair value	—	—	—	139,577	139,577
Weighted-average yield (1) (2)	—%	—%	—%	2.02%	2.02%
Total HTM debt securities
Amortized cost	$—	$580,234	$558,437	$1,754,311	$2,892,982
Fair value	$—	$553,495	$486,735	$1,397,017	$2,437,247
Weighted-average yield (1)	—%	1.08%	1.84%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of June 30, 2025 and December 31, 2024, AFS and HTM debt securities with carrying values of $5.3 billion and $5.4 billion, respectively, were pledged to secure borrowings, public deposits and for other purposes required or permitted by law.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Federal Reserve Bank (“FRB”) of San Francisco stock	$64,660	$63,930
FHLB stock	101,329	101,329
Total restricted equity securities	$165,989	$165,259

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, the funding needs, as well as the Bank’s investment in East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of June 30, 2025 and December 31, 2024. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $26 million and $23 million, respectively, as of June 30, 2025. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $17 million and $15 million, respectively, as of December 31, 2024. Total derivative asset and liability fair values are adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	June 30, 2025					December 31, 2024
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,250,000	$41,220		$3,131		$5,250,000	$5,647		$35,211
Total derivatives designated as hedging instruments	$4,250,000	$41,220		$3,131		$5,250,000	$5,647		$35,211
Derivatives not designated as hedging instruments:
Interest rate contracts	$18,059,774	$291,498		$291,011		$17,005,381	$379,664		$378,961
Commodity contracts (1)	—	66,137		63,992		—	48,499		45,328
Foreign exchange contracts	4,821,785	68,807		63,162		5,201,460	89,083		71,254
Credit contracts (2)	210,170	17		31		168,999	1		12
Equity contracts	—	377	(3)	15,119	(4)	—	239	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$23,091,729	$426,836		$433,315		$22,375,840	$517,486		$510,674
Gross derivative assets/liabilities		$468,056		$436,446			$523,133		$545,885
Less: Master netting agreements		(106,741)		(106,741)			(111,124)		(111,124)
Less: Cash collateral received		(206,591)		(34,526)			(316,168)		(1,160)
Net derivative assets/liabilities		$154,724		$295,179			$95,841		$433,601

(1)The notional amount of the Company’s commodity contracts totaled 20 million barrels of crude oil and 393 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2025. In comparison, the notional amount of the Company’s commodity contracts totaled 21 million barrels of crude oil and 407 million MMBTUs of natural gas as of December 31, 2024.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in RPAs.
(3)The Company held warrant equity contracts in nine and eight private companies as of June 30, 2025 and December 31, 2024, respectively.
(4)Equity contracts classified as derivative liabilities consist of 349,138 performance-based RSUs granted as part of EWBC’s consideration in an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of June 30, 2025, interest rate contracts in notional amounts of $4.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and are recorded within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of June 30, 2025, the Company expects to reclassify an estimated $3 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2025 and 2024. The after-tax impact of cash flow hedges on AOCI is shown in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gains (losses) recognized in AOCI:
Interest rate contracts	$18,728	$(25,095)	$56,194	$(115,471)
Losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$5,531	$24,594	$12,583	$49,199

Net Investment Hedges — The Company entered into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). There was no active net investment hedge during the three and six months ended June 30, 2025. The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Gains recognized in AOCI	$—	$—	$—	$586

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2025 and December 31, 2024.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$7,198,709	$44,091	$242,575	$6,854,372	$11,828	$361,256
Written options	1,588,665	—	3,215	1,458,428	—	4,953
Collars and corridors	242,513	251	204	181,039	80	440
Subtotal	9,029,887	44,342	245,994	8,493,839	11,908	366,649
Foreign exchange contracts:
Forwards and spot	940,567	26,530	8,208	996,486	11,693	24,201
Swaps	1,132,229	31,015	875	1,504,469	16,117	25,366
Written options	165,356	—	171	—	—	—
Subtotal	2,238,152	57,545	9,254	2,500,955	27,810	49,567
Total	$11,268,039	$101,887	$255,248	$10,994,794	$39,718	$416,216
Economic hedges and other:
Interest rate contracts:
Swaps	$7,198,709	$243,716	$44,759	$6,872,075	$362,323	$12,228
Purchased options	1,588,665	3,236	—	1,458,428	4,990	—
Collars and corridors	242,513	204	258	181,039	443	84
Subtotal	9,029,887	247,156	45,017	8,511,542	367,756	12,312
Foreign exchange contracts:
Forwards and spot	171,019	1,759	3,306	86,750	2,318	1,738
Swaps	2,247,258	9,324	50,594	2,613,755	58,955	19,949
Purchased options	165,356	179	8	—	—	—
Subtotal	2,583,633	11,262	53,908	2,700,505	61,273	21,687
Total	$11,613,520	$258,418	$98,925	$11,212,047	$429,029	$33,999

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of June 30, 2025 and December 31, 2024:

	June 30, 2025				December 31, 2024
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	5,230	Barrels	$396	$23,508	4,830	Barrels	$4,682	$6,874
Collars	4,766	Barrels	283	13,946	5,477	Barrels	1,604	3,362
Subtotal	9,996	Barrels	679	37,454	10,307	Barrels	6,286	10,236
Natural gas:
Swaps	117,990	MMBTUs	23,227	5,712	141,736	MMBTUs	13,095	17,708
Collars	80,566	MMBTUs	16,877	2,972	62,045	MMBTUs	6,061	4,556
Written options	1,234	MMBTUs	217	—	1,234	MMBTUs	167	—
Subtotal	199,790	MMBTUs	40,321	8,684	205,015	MMBTUs	19,323	22,264
Total			$41,000	$46,138			$25,609	$32,500
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	5,230	Barrels	$15,459	$265	4,830	Barrels	$4,479	$3,893
Collars	4,766	Barrels	3,027	—	5,477	Barrels	1,547	76
Subtotal	9,996	Barrels	18,486	265	10,307	Barrels	6,026	3,969
Natural gas:
Swaps	113,333	MMBTUs	4,432	7,419	139,136	MMBTUs	13,323	5,056
Collars	78,816	MMBTUs	2,219	9,968	61,341	MMBTUs	3,541	3,650
Purchased options	1,234	MMBTUs	—	202	1,234	MMBTUs	—	153
Subtotal	193,383	MMBTUs	6,651	17,589	201,711	MMBTUs	16,864	8,859
Total			$25,137	$17,854			$22,890	$12,828

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $534 thousand and $170 thousand as of June 30, 2025 and December 31, 2024, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$133,634	$—	$31	$133,174	$—	$12
RPAs — protection purchased	76,536	17	—	35,825	1	—
Total RPAs	$210,170	$17	$31	$168,999	$1	$12

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 1.6 years as of both June 30, 2025 and December 31, 2024.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase the preferred and/or common stock of its borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. In connection with the Company’s investment in an investee during the third quarter of 2023, the Company granted performance-based RSUs as part of its consideration. The vesting of these equity contracts is contingent on the investee meeting certain financial performance targets during the future performance period. For additional information on these equity contracts, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Classification on Consolidated Statement of Income	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative (losses) income	$(1,907)	$1,099	$(3,309)	$1,583
Foreign exchange contracts	Foreign exchange income	13,787	14,349	27,025	27,129
Credit contracts	Customer derivative (losses) income	(13)	2	(3)	(3)
Equity contracts - warrants	Lending and loan servicing fees	(41)	(90)	138	(96)
Commodity contracts	Customer derivative income	476	433	398	567
Net gains		$12,302	$15,793	$24,249	$29,180

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of June 30, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $9 million, for which $7 million collateral was posted to cover these positions. In comparison, as of December 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post $2 million and minimal additional collateral as of June 30, 2025 and December 31, 2024, respectively.

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

($ in thousands)	As of June 30, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$468,056	$(106,741)	$(206,591)	$154,724	$(32,161)	$122,563

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$436,446	$(106,741)	$(34,526)	$295,179	$—	$295,179

($ in thousands)	As of December 31, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$523,133	$(111,124)	$(316,168)	$95,841	$(55,222)	$40,619

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$545,885	$(111,124)	$(1,160)	$433,601	$—	$433,601

(1)Includes $20 million and $4 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $19 million and $27 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2025 and December 31, 2024, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $213 million and $322 million as of June 30, 2025 and December 31, 2024, respectively. Of the gross cash collateral received, $207 million and $316 million were used to offset derivative assets as of June 30, 2025 and December 31, 2024, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $38 million and $1 million as of June 30, 2025 and December 31, 2024, respectively. Of the gross cash collateral pledged, $35 million and $1 million were used to offset derivative liabilities as of June 30, 2025 and December 31, 2024, respectively.
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

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025	December 31, 2024
Commercial:
C&I	$17,822,881	$17,397,158
CRE:
CRE	14,978,775	14,655,340
Multifamily residential	4,978,915	4,953,442
Construction and land	709,713	666,162
Total CRE	20,667,403	20,274,944
Total commercial	38,490,284	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,569,997	14,175,446
Home equity lines of credit (“HELOCs”)	1,850,965	1,811,628
Total residential mortgage	16,420,962	15,987,074
Other consumer	49,938	67,461
Total consumer	16,470,900	16,054,535
Total loans held-for-investment (1)	$54,961,184	$53,726,637
Allowance for loan losses	(760,416)	(702,052)
Loans held-for-investment, net (1)	$54,200,768	$53,024,585

(1)Includes $74 million and $46 million of net deferred loan fees and net unamortized premiums as of June 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans held-for-investment was $250 million and $255 million as of June 30, 2025 and December 31, 2024, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income reversed was insignificant for each of the three and six months ended June 30, 2025 and 2024. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2024 Form 10-K. The Company may occasionally have loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $40.2 billion and $38.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of June 30, 2025 and December 31, 2024.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the six months ended June 30, 2025, and year ended December 31, 2024. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	June 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$1,344,664	$2,304,371	$1,135,391	$814,316	$540,556	$462,424	$10,819,790	$36,328	$17,457,840
Criticized (accrual)	9	20,283	32,986	41,686	62,727	23,991	111,465	—	293,147
Criticized (nonaccrual)	3,197	236	26,920	7,018	12,526	21,959	38	—	71,894
Total C&I	1,347,870	2,324,890	1,195,297	863,020	615,809	508,374	10,931,293	36,328	17,822,881
Gross write-offs (2)	—	132	40	3,153	—	2,599	—	—	5,924
CRE:
Pass	1,100,578	1,592,742	2,161,155	3,462,580	1,844,573	4,020,815	101,768	48,119	14,332,330
Criticized (accrual)	28,712	37,927	103,691	160,291	75,066	231,665	—	—	637,352
Criticized (nonaccrual)	4,018	—	—	—	836	4,239	—	—	9,093
Subtotal CRE	1,133,308	1,630,669	2,264,846	3,622,871	1,920,475	4,256,719	101,768	48,119	14,978,775
Gross write-offs (2)	8,232	—	—	—	19	13,992	—	—	22,243
Multifamily residential:
Pass	352,254	353,528	495,975	1,244,339	705,084	1,743,054	25,587	1,239	4,921,060
Criticized (accrual)	—	—	—	49,009	—	8,519	—	—	57,528
Criticized (nonaccrual)	—	—	—	—	—	327	—	—	327
Subtotal multifamily residential	352,254	353,528	495,975	1,293,348	705,084	1,751,900	25,587	1,239	4,978,915
Gross write-offs	—	—	—	—	—	7	—	—	7
Construction and land:
Pass	70,411	104,486	318,330	158,498	21,091	3,471	8,022	—	684,309
Criticized (accrual)	—	8,897	—	16,507	—	—	—	—	25,404
Subtotal construction and land	70,411	113,383	318,330	175,005	21,091	3,471	8,022	—	709,713
Total CRE	1,555,973	2,097,580	3,079,151	5,091,224	2,646,650	6,012,090	135,377	49,358	20,667,403
Total CRE gross write-offs (2)	8,232	—	—	—	19	13,999	—	—	22,250
Total commercial	$2,903,843	$4,422,470	$4,274,448	$5,954,244	$3,262,459	$6,520,464	$11,066,670	$85,686	$38,490,284
Total commercial gross write-offs (2)	$8,232	$132	$40	$3,153	$19	$16,598	$—	$—	$28,174

	June 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$1,401,612	$2,098,791	$2,563,776	$2,943,381	$1,982,084	$3,523,057	$—	$—	$14,512,701
Criticized (accrual)	1,490	1,466	3,963	8,417	2,215	7,494	—	—	25,045
Criticized (nonaccrual) (3)	843	4,655	10,275	1,160	1,009	14,309	—	—	32,251
Subtotal single-family residential mortgage	1,403,945	2,104,912	2,578,014	2,952,958	1,985,308	3,544,860	—	—	14,569,997
Gross write-offs (2)	—	9	—	—	—	—	—	—	9
HELOCs:
Pass	4,433	6,438	3,496	8,277	7,538	19,853	1,687,628	82,589	1,820,252
Criticized (accrual)	—	2,019	501	97	503	2,001	448	388	5,957
Criticized (nonaccrual)	517	2,273	712	3,183	2,187	10,232	—	5,652	24,756
Subtotal HELOCs	4,950	10,730	4,709	11,557	10,228	32,086	1,688,076	88,629	1,850,965
Total residential mortgage	1,408,895	2,115,642	2,582,723	2,964,515	1,995,536	3,576,946	1,688,076	88,629	16,420,962
Total residential mortgage gross write-offs (2)	—	9	—	—	—	—	—	—	9
Other consumer:
Pass	4,052	79	—	23,527	130	6,793	15,219	—	49,800
Criticized (accrual)	1	—	—	—	—	—	—	—	1
Criticized (nonaccrual)	1	—	49	—	—	—	87	—	137
Total other consumer	4,054	79	49	23,527	130	6,793	15,306	—	49,938
Total consumer	$1,412,949	$2,115,721	$2,582,772	$2,988,042	$1,995,666	$3,583,739	$1,703,382	$88,629	$16,470,900
Total consumer gross write-offs (2)	$—	$9	$—	$—	$—	$—	$—	$—	$9
Total loans held-for-investment:
Pass	$4,278,004	$6,460,435	$6,678,123	$8,654,918	$5,101,056	$9,779,467	$12,658,014	$168,275	$53,778,292
Criticized (accrual)	30,212	70,592	141,141	276,007	140,511	273,670	111,913	388	1,044,434
Criticized (nonaccrual)	8,576	7,164	37,956	11,361	16,558	51,066	125	5,652	138,458
Total	$4,316,792	$6,538,191	$6,857,220	$8,942,286	$5,258,125	$10,104,203	$12,770,052	$174,315	$54,961,184
Total loans held-for-investment gross write-offs (2)	$8,232	$141	$40	$3,153	$19	$16,598	$—	$—	$28,183

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,605,928	$1,508,948	$999,586	$612,015	$243,528	$295,884	$10,574,404	$23,032	$16,863,325
Criticized (accrual)	34,412	51,415	61,041	107,355	10,538	31,160	151,747	—	447,668
Criticized (nonaccrual)	3,822	29,181	20,273	10,666	3,225	9,135	9,863	—	86,165
Total C&I	2,644,162	1,589,544	1,080,900	730,036	257,291	336,179	10,736,014	23,032	17,397,158
Gross write-offs (2)	20	47,963	14,848	11,119	1,568	3,012	27,099	—	105,629
CRE:
Pass	1,660,877	2,296,763	3,692,498	1,925,220	1,296,439	3,176,450	96,791	49,302	14,194,340
Criticized (accrual)	34,543	44,557	90,105	31,615	75,578	167,401	—	14,771	458,570
Criticized (nonaccrual)	—	—	—	—	1,756	674	—	—	2,430
Subtotal CRE	1,695,420	2,341,320	3,782,603	1,956,835	1,373,773	3,344,525	96,791	64,073	14,655,340
Gross write-offs (2)	—	—	—	—	—	3	—	—	3
Multifamily residential:
Pass	386,743	521,754	1,337,599	752,230	613,115	1,242,586	14,640	1,253	4,869,920
Criticized (accrual)	—	—	43,997	32,042	—	2,911	—	—	78,950
Criticized (nonaccrual)	—	—	—	—	—	4,572	—	—	4,572
Subtotal multifamily residential	386,743	521,754	1,381,596	784,272	613,115	1,250,069	14,640	1,253	4,953,442
Gross write-offs	—	—	—	—	—	10	—	—	10
Construction and land:
Pass	90,926	328,803	184,792	41,932	—	8,393	—	—	654,846
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	90,926	328,803	196,108	41,932	—	8,393	—	—	666,162
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289
Total CRE	2,173,089	3,191,877	5,360,307	2,783,039	1,986,888	4,602,987	111,431	65,326	20,274,944
Total CRE gross write-offs (2)	—	—	2,289	—	—	13	—	—	2,302
Total commercial	$4,817,251	$4,781,421	$6,441,207	$3,513,075	$2,244,179	$4,939,166	$10,847,445	$88,358	$37,672,102
Total commercial gross write-offs (2)	$20	$47,963	$17,137	$11,119	$1,568	$3,025	$27,099	$—	$107,931

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,360,674	$2,762,921	$3,074,668	$2,079,323	$1,407,031	$2,437,446	$—	$—	$14,122,063
Criticized (accrual)	4,175	3,409	750	5,810	1,548	6,069	—	—	21,761
Criticized (nonaccrual) (3)	2,716	9,673	1,929	2,035	2,404	12,865	—	—	31,622
Subtotal single-family residential mortgage	2,367,565	2,776,003	3,077,347	2,087,168	1,410,983	2,456,380	—	—	14,175,446
Gross write-offs (2)	9	—	—	—	—	—	—	—	9
HELOCs:
Pass	7,453	3,288	4,071	3,236	7,570	8,152	1,648,337	99,488	1,781,595
Criticized (accrual)	1,436	—	1,420	—	135	2,064	2,338	594	7,987
Criticized (nonaccrual)	3,161	3,095	2,520	39	418	7,301	—	5,512	22,046
Subtotal HELOCs	12,050	6,383	8,011	3,275	8,123	17,517	1,650,675	105,594	1,811,628
Gross write-offs	—	10	—	—	—	—	—	5	15
Total residential mortgage	2,379,615	2,782,386	3,085,358	2,090,443	1,419,106	2,473,897	1,650,675	105,594	15,987,074
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	5	24
Other consumer:
Pass	14,916	—	22,992	132	—	6,800	22,555	—	67,395
Criticized (nonaccrual)	—	—	—	—	—	—	66	—	66
Total other consumer	14,916	—	22,992	132	—	6,800	22,621	—	67,461
Gross write-offs (2)	—	3,000	—	—	—	—	890	—	3,890
Total consumer	$2,394,531	$2,782,386	$3,108,350	$2,090,575	$1,419,106	$2,480,697	$1,673,296	$105,594	$16,054,535
Total consumer gross write-offs (2)	$9	$3,010	$—	$—	$—	$—	$890	$5	$3,914
Total loans held-for-investment:
Pass	$7,127,517	$7,422,477	$9,316,206	$5,414,088	$3,567,683	$7,175,711	$12,356,727	$173,075	$52,553,484
Criticized (accrual)	74,566	99,381	197,313	176,822	87,799	209,605	154,085	15,365	1,014,936
Criticized (nonaccrual)	9,699	41,949	36,038	12,740	7,803	34,547	9,929	5,512	158,217
Total	$7,211,782	$7,563,807	$9,549,557	$5,603,650	$3,663,285	$7,419,863	$12,520,741	$193,952	$53,726,637
Total loans held-for-investment gross write-offs (2)	$29	$50,973	$17,137	$11,119	$1,568	$3,025	$27,989	$5	$111,845

(1)There were no loans that were converted to term loans during the three months ended June 30, 2025. $16 million of total commercial loans, comprised of C&I revolving loans, were converted to term loans during the six months ended June 30, 2025. In comparison, $1 million and $8 million of total commercial loans, comprised of C&I and CRE revolving loans, converted to term loans during the three and six months ended June 30, 2024, respectively.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)$1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating as of both June 30, 2025 and December 31, 2024.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,737,893	$5,711	$7,383	$13,094	$71,894	$17,822,881
CRE:
CRE	14,938,724	15,500	15,458	30,958	9,093	14,978,775
Multifamily residential	4,977,011	621	956	1,577	327	4,978,915
Construction and land	700,816	—	8,897	8,897	—	709,713
Total CRE	20,616,551	16,121	25,311	41,432	9,420	20,667,403
Total commercial	38,354,444	21,832	32,694	54,526	81,314	38,490,284
Consumer:
Residential mortgage:
Single-family residential	14,459,445	52,101	25,204	77,305	33,247	14,569,997
HELOCs	1,806,711	14,821	4,677	19,498	24,756	1,850,965
Total residential mortgage	16,266,156	66,922	29,881	96,803	58,003	16,420,962
Other consumer	49,679	53	69	122	137	49,938
Total consumer	16,315,835	66,975	29,950	96,925	58,140	16,470,900
Total	$54,670,279	$88,807	$62,644	$151,451	$139,454	$54,961,184

	December 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,288,138	$5,690	$17,165	$22,855	$86,165	$17,397,158
CRE:
CRE	14,647,270	3,755	1,885	5,640	2,430	14,655,340
Multifamily residential	4,947,939	653	278	931	4,572	4,953,442
Construction and land	653,919	927	—	927	11,316	666,162
Total CRE	20,249,128	5,335	2,163	7,498	18,318	20,274,944
Total commercial	37,537,266	11,025	19,328	30,353	104,483	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,088,086	32,841	22,096	54,937	32,423	14,175,446
HELOCs	1,770,218	11,396	7,968	19,364	22,046	1,811,628
Total residential mortgage	15,858,304	44,237	30,064	74,301	54,469	15,987,074
Other consumer	67,288	92	15	107	66	67,461
Total consumer	15,925,592	44,329	30,079	74,408	54,535	16,054,535
Total	$53,462,858	$55,354	$49,407	$104,761	$159,018	$53,726,637

The following table presents the amortized cost of loans on nonaccrual status for which there was no related allowance for loan losses as of both June 30, 2025 and December 31, 2024. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	June 30, 2025	December 31, 2024
Commercial:
C&I	$35,707	$79,591
CRE	7,866	—
Multifamily residential	—	4,210
Construction and land	—	11,316
Total commercial	43,573	95,117
Consumer:
Single-family residential	7,652	6,279
HELOCs	7,248	15,380
Total consumer	14,900	21,659
Total nonaccrual loans with no related allowance for loan losses	$58,473	$116,776

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $32 million of foreclosed assets as of June 30, 2025, compared with $35 million as of December 31, 2024. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $24 million and $16 million as of June 30, 2025 and December 31, 2024, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of the Company’s loss mitigation efforts, the Company may agree to modify the contractual terms of a loan to assist borrowers experiencing financial difficulty. The Company negotiates loan modifications on a case-by-case basis to achieve mutually agreeable terms that maximize loan collectability and meet the borrower’s financial needs. The Company considers various factors to identify borrowers experiencing financial difficulty. The primary factor for consumer loan borrowers is delinquency status. For commercial loan borrowers, these factors include credit risk ratings, the probability of loan risk rating downgrades, and overall risk profile changes. The modification may include, but is not limited to, payment delays, interest rate reductions, term extensions, principal forgiveness, or a combination of such modifications. Commercial loan borrowers that require immaterial modifications such as insignificant interest rate changes, short-term extensions (90 days or less) from the original maturity date, or temporary waivers or extensions of financial covenants which would not constitute material credit actions, are generally not considered to be experiencing financial difficulty and are not included in the disclosure. Insignificant payment deferrals (three months or less in the last 12 months) are also not included in the disclosure.

The following tables present the amortized cost of loans that were modified during the three and six months ended June 30, 2025 and 2024 by loan class and modification type:

	Three Months Ended June 30, 2025
	Modification Type
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,058	$74,767	$2,974	$6,966	$19,574	$—	$110,339	0.62%
CRE	—	152,298	—	—	—	—	152,298	0.74%
Total commercial	6,058	227,065	2,974	6,966	19,574	—	262,637	0.68%
Consumer:
Single-family residential	—	—	6,632	207	—	—	6,839	0.05%
HELOCs	—	—	3,943	—	426	421	4,790	0.26%
Total consumer	—	—	10,575	207	426	421	11,629	0.07%
Total	$6,058	$227,065	$13,549	$7,173	$20,000	$421	$274,266	0.50%

	Three Months Ended June 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$11,901	$5,658	$2,951	$—	$20,510	0.12%
CRE	—	—	—	11,020	11,020	0.05%
Total commercial	11,901	5,658	2,951	11,020	31,530	0.08%
Consumer:
Single-family residential	—	4,791	—	—	4,791	0.03%
HELOCs	—	2,053	—	—	2,053	0.12%
Other consumer	3,000	—	—	—	3,000	5.34%
Total consumer	3,000	6,844	—	—	9,844	0.06%
Total	$14,901	$12,502	$2,951	$11,020	$41,374	0.08%

	Six Months Ended June 30, 2025
	Modification Type
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,058	$76,231	$2,974	$29,167	$19,574	$—	$134,004	0.75%
CRE	—	170,527	—	—	—	—	170,527	0.83%
Total commercial	6,058	246,758	2,974	29,167	19,574	—	304,531	0.79%
Consumer:
Residential mortgage:
Single-family residential	—	—	10,699	295	—	—	10,994	0.08%
HELOCs	—	—	4,918	906	426	421	6,671	0.36%
Total consumer	—	—	15,617	1,201	426	421	17,665	0.11%
Total	$6,058	$246,758	$18,591	$30,368	$20,000	$421	$322,196	0.59%

	Six Months Ended June 30, 2024
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Combination: Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,601	$25,886	$2,951	$—	$44,438	0.26%
CRE	24,321	—	—	30,570	54,891	0.27%
Total commercial	39,922	25,886	2,951	30,570	99,329	0.27%
Consumer:
Single-family residential	—	8,528	—	—	8,528	0.06%
HELOCs	—	6,881	—	517	7,398	0.42%
Other consumer	3,000	—	—	—	3,000	5.34%
Total consumer	3,000	15,409	—	517	18,926	0.12%
Total	$42,922	$41,295	$2,951	$31,087	$118,255	0.22%

The following table presents the financial effects of the loan modifications for the three and six months ended June 30, 2025 and 2024 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended June 30,
	2025			2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	3.38%	0.9	0.7	—%	2.0	2.0
CRE	—%	2.8	0.0	2.50%	0.0	1.2
Consumer:
Single-family residential	—%	10.0	1.9	—%	0.0	0.8
HELOCs	0.50%	10.0	5.1	—%	0.0	0.7
Other consumer	—%	0.0	0.0	—%	0.8	0.0

	Financial Effects of Loan Modifications for the Six Months Ended June 30,
	2025			2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	3.38%	1.0	0.8	—%	2.0	1.5
CRE	—%	3.0	0.0	2.66%	1.5	1.0
Consumer:
Single-family residential	—%	10.0	1.5	—%	0.0	0.8
HELOCs	0.50%	15.2	8.0	0.25%	0.0	2.8
Other consumer	—%	0.0	0.0	—%	0.8	0.0

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the three and six months ended June 30, 2025 and 2024.

	Loans Modified Subsequently Defaulted During the Three Months Ended June 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$2,974	$—	$2,974
CRE	30,890	—	—	30,890
Total commercial	30,890	2,974	—	33,864
Consumer:
Single-family residential	—	830	—	830
HELOCs	—	3,509	286	3,795
Total consumer	—	4,339	286	4,625
Total	$30,890	$7,313	$286	$38,489

	Loans Modified Subsequently Defaulted During the Three Months Ended June 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$5,658	$—	$—	$5,658
Total commercial	—	5,658	—	—	5,658
Consumer:
Single-family residential	—	3,613	—	2,438	6,051
HELOCs	—	941	1,149	—	2,090
Total consumer	—	4,554	1,149	2,438	8,141
Total	$—	$10,212	$1,149	$2,438	$13,799

	Loans Modified Subsequently Defaulted During the Six Months Ended June 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$4,487	$—	$—	$4,487
CRE	53,462	—	—	—	53,462
Total commercial	53,462	4,487	—	—	57,949
Consumer:
Single-family residential	—	3,060	—	207	3,267
HELOCs	—	5,541	—	286	5,827
Total consumer	—	8,601	—	493	9,094
Total	$53,462	$13,088	$—	$493	$67,043

	Loans Modified Subsequently Defaulted During the Six Months Ended June 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$7,829	$5,658	$—	$—	$13,487
Total commercial	7,829	5,658	—	—	13,487
Consumer:
Single-family residential	—	7,575	—	2,823	10,398
HELOCs	—	941	1,149	—	2,090
Total consumer	—	8,516	1,149	2,823	12,488
Total	$7,829	$14,174	$1,149	$2,823	$25,975

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified over the last 12 months as of June 30, 2025 and 2024:

	Payment Performance as of June 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$165,093	$—	$—	$165,093
CRE	193,099	—	—	193,099
Total commercial	358,192	—	—	358,192
Consumer:
Single-family residential	11,646	3,196	2,337	17,179
HELOCs	6,437	3,008	3,053	12,498
Total consumer	18,083	6,204	5,390	29,677
Total	$376,275	$6,204	$5,390	$387,869

	Payment Performance as of June 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$67,004	$—	$7,829	$74,833
CRE	54,892	—	—	54,892
Total commercial	121,896	—	7,829	129,725
Consumer:
Single-family residential	8,261	1,325	8,240	17,826
HELOCs	6,396	3,296	1,210	10,902
Other consumer	3,000	—	—	3,000
Total consumer	17,657	4,621	9,450	31,728
Total	$139,553	$4,621	$17,279	$161,453

As of June 30, 2025 and December 31, 2024, commitments to lend additional funds to borrowers whose loans were modified totaled $20 million and $10 million, respectively.

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

There were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method for the three and six months ended June 30, 2025 and 2024.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2025, collateral-dependent commercial and consumer loans totaled $17 million and $15 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $45 million and $23 million, respectively, as of December 31, 2024. The Company's collateral-dependent loans were secured by real estate. As of both June 30, 2025 and December 31, 2024, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the allowance for loan losses by portfolio segments for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$421,288	$212,899	$32,324	$15,199	$46,929	$4,879	$1,338	$734,856
Provision for (reversal of) credit losses on loans	(a)	27,595	8,007	(3,274)	2,654	5,064	369	(259)	40,156
Gross charge-offs		(8,151)	(8,306)	(3)	—	—	—	(4)	(16,464)
Gross recoveries		1,504	18	26	3	4	8	250	1,813
Total net (charge-offs) recoveries		(6,647)	(8,288)	23	3	4	8	246	(14,651)
Foreign currency translation adjustment		55	—	—	—	—	—	—	55
Allowance for loan losses, end of period		$442,291	$212,618	$29,073	$17,856	$51,997	$5,256	$1,325	$760,416

		Three Months Ended June 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$373,631	$187,460	$37,418	$10,819	$55,922	$3,563	$1,467	$670,280
Provision for (reversal of) credit losses on loans	(a)	17,783	18,287	2,628	4,422	(6,366)	(232)	240	36,762
Gross charge-offs		(13,134)	(11,103)	—	(920)	(35)	—	(130)	(25,322)
Gross recoveries		1,817	150	208	1	2	9	—	2,187
Total net (charge-offs) recoveries		(11,317)	(10,953)	208	(919)	(33)	9	(130)	(23,135)
Foreign currency translation adjustment		(113)	—	—	—	—	—	—	(113)
Allowance for loan losses, end of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794

		Six Months Ended June 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052
Provision for (reversal of) credit losses on loans	(a)	63,965	16,112	(3,073)	2,349	7,136	2,108	(379)	88,218
Gross charge-offs		(9,139)	(22,243)	(7)	(1,996)	(9)	—	(53)	(33,447)
Gross recoveries		3,068	72	36	6	54	16	263	3,515
Total net (charge-offs) recoveries		(6,071)	(22,171)	29	(1,990)	45	16	210	(29,932)
Foreign currency translation adjustment		78	—	—	—	—	—	—	78
Allowance for loan losses, end of period		$442,291	$212,618	$29,073	$17,856	$51,997	$5,256	$1,325	$760,416

		Six Months Ended June 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
Allowance for loan losses, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	18,057	37,419	5,660	5,803	(5,467)	(664)	108	60,916
Gross charge-offs		(34,132)	(13,501)	(6)	(2,144)	(35)	—	(188)	(50,006)
Gross recoveries		3,527	284	225	194	7	57	—	4,294
Total net (charge-offs) recoveries		(30,605)	(13,217)	219	(1,950)	(28)	57	(188)	(45,712)
Foreign currency translation adjustment		(153)	—	—	—	—	—	—	(153)
Allowance for loan losses, end of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794

In addition to the allowance for loan losses, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2025	2024	2025	2024
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$40,464	$38,544	$39,526	$37,698
Provision for credit losses on unfunded credit commitments	(b)	4,844	238	5,782	1,084
Foreign currency translation adjustment		(1)	1	(1)	1
Allowance for unfunded credit commitments, end of period		$45,307	$38,783	$45,307	$38,783
Provision for credit losses	(a) + (b)	$45,000	$37,000	$94,000	$62,000

The allowance for credit losses was $806 million as of June 30, 2025, an increase of $64 million, compared with $742 million as of December 31, 2024. The increase in the allowance for credit losses was primarily driven by the Company’s net loan and commitment growth, qualitative risk assessment, and an economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and potential impacts from the escalating tariff and global trade tensions.

The Company considers multiple economic scenarios to develop the estimate of the allowance for loan losses. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of June 30, 2025, the Company assigned a slightly lower weighting to its baseline scenario, while applying a slightly higher weighting to the downside scenario, as compared with December 31, 2024. The current baseline economic forecast continues to reflect key risks such as still-elevated interest rates, inflation exacerbated by higher tariffs, and global conflicts. Compared with December 2024, the June 2025 baseline forecast for GDP growth is projected to be weaker through the second half of 2025 and most of 2026. Similarly, the near- and mid-term unemployment rates have increased in the June 2025 forecast reflecting the uncertainty which businesses and households are facing. The downside scenario assumed the economy falls into recession in the third quarter of 2025 as a result of tariffs, deportations, rising inflation, elevated interest rates, global and domestic political tensions, and reduced credit availability. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial markets, unemployment declining below baseline starting in the third quarter of 2025, and diminished global political and economic tension.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to allowance for loan losses are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased for the held-for-investment portfolio, during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$102,214		$—	$—	$—	$102,214
Sales (2)(3)	$90,341		$—	$—	$396	$90,737
Purchases	$142,687	(4)	$—	$—	$145,330	$288,017

	Three Months Ended June 30, 2024
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$138,923		$—	$718	$—	$139,641
Sales (2)(3)	$133,906		$—	$718	$—	$134,624
Purchases	$170,175	(4)	$—	$—	$111,864	$282,039

	Six Months Ended June 30, 2025
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$108,570		$20,338	$9,500	$—	$138,408
Sales (2)(3)	$96,697		$20,338	$11,316	$396	$128,747
Purchases	$279,630	(4)	$—	$—	$250,411	$530,041

Refer to table footnotes on the following page.

	Six Months Ended June 30, 2024
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$338,897		$—	$718	$—	$339,615
Sales (2)(3)	$321,108		$—	$718	$965	$322,791
Purchases	$203,519	(4)	$—	$—	$186,600	$390,119

(1)Includes write-downs of $2 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the six months ended June 30, 2025, and $1 million for each of the three and six months ended June 30, 2024. There were no write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended June 30, 2025.
(2)Includes originated loans sold of $91 million and $125 million for the three and six months ended June 30, 2025, respectively, and $95 million and $187 million for the three and six months ended June 30, 2024, respectively. Originated loans sold were primarily comprised of C&I loans for each of the three and six months ended June 30, 2025 and 2024.
(3)Includes $4 million of purchased loans sold in the secondary market for the six months ended June 30, 2025, and $40 million and $136 million for each of the three and six months ended June 30, 2024, respectively. There were no purchased loans sold in the secondary market for the three months ended June 30, 2025.
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

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$492,008		$238,374	$500,217		$280,919
Tax credit and CRA investments	166,097		59,664	160,429		21,202
Equity method of accounting and other:
Tax credits and CRA investments	310,284	(2)	121,966	265,994	(2)	105,743
Total	$968,389		$420,004	$926,640		$407,864

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $36 million and $29 million of equity securities without readily determinable fair values as of June 30, 2025 and December 31, 2024, respectively.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$20,946	$15,612	$40,608	$34,031
Tax credit and CRA investments	40,114	26,304	57,747	53,453
Equity method of accounting and other:
Tax credit and CRA investments	25,096	21,543	37,101	34,137
Total tax credits and benefits	$86,156	$63,459	$135,456	$121,621

Amortization:
PAM (2):
Affordable housing partnership investments	$15,428	$9,774	$30,834	$23,643
Tax credit and CRA investments	32,306	20,015	45,170	43,316
Equity method of accounting and other:
Tax credit and CRA investments (3)	26,236	16,052	41,978	29,259
Total amortization	$73,970	$45,841	$117,982	$96,218

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

The Company also held equity securities without readily determinable fair values totaling $118 million, included in Other Assets on the Consolidated Balance Sheet, as of both June 30, 2025 and December 31, 2024.

Note 8 — Goodwill

Total goodwill was $466 million as of both June 30, 2025 and December 31, 2024. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2024, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2024 Form 10-K. The Company performed an analysis of goodwill during the second quarter of 2025 using a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of June 30, 2025.

As of June 30, 2025, the Company held an equity method investment totaling $109 million, of which $101 million was comprised of equity method goodwill.

Note 9 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of June 30, 2025 and December 31, 2024:

			June 30, 2025	December 31, 2024
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	6.13%	12/15/2035	$32,158	$32,001
Bank
FHLB advances (2):
Floating (3)	4.55% — 4.64%	2025 — 2026	$3,000,000	$3,000,000
Fixed	3.87% — 3.95%	2026	500,000	500,000
Total FHLB advances			$3,500,000	$3,500,000

(1)As of June 30, 2025, the outstanding junior subordinated debt was issued by MCBI Statutory Trust I and had a stated interest of 3-month CME Term Secured Overnight Financing Rate (“SOFR”) + 1.81%. The contractual interest rates for junior subordinated debt were 6.13% and 6.17% as of June 30, 2025 and December 31, 2024, respectively.
(2)The weighted-average interest rates for FHLB advances were 4.52% and 4.48% as of June 30, 2025 and December 31, 2024, respectively.
(3)Floating interest rates are based on the SOFR plus the established spread.

The Bank’s available borrowing capacity from FHLB advances totaled $10.5 billion as of June 30, 2025. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of June 30, 2025, all advances were secured by real estate loans.

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

The following table presents the Company’s credit-related commitments as of June 30, 2025 and December 31, 2024:

	June 30, 2025					December 31, 2024
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,973,406	$3,600,347	$737,276	$66,026	$9,377,055	$9,128,040
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,383,663	471,735	183,050	1,025,145	3,063,593	2,917,029
Total	$6,357,069	$4,072,082	$920,326	$1,091,171	$12,440,648	$12,045,069

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2025, total letters of credit of $3.1 billion consisted of SBLCs of $3.0 billion and commercial letters of credit of $31 million. In comparison, as of December 31, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $29 million. As of both June 30, 2025 and December 31, 2024, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $45 million and $39 million as of June 30, 2025 and December 31, 2024, respectively.

Guarantees — From time to time, the Company sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of June 30, 2025 and December 31, 2024:

	Maximum Potential Future Payments					Carrying Value (1)
	June 30, 2025				December 31, 2024	June 30, 2025	December 31, 2024
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$18	$152	$3,813	$3,983	$4,375	$3,983	$4,375
Multifamily residential loans sold or securitized with recourse	—	136	14,860	14,996	14,996	16,739	17,770
Total	$18	$288	$18,673	$18,979	$19,371	$20,722	$22,145

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $29 thousand and $34 thousand as of June 30, 2025 and December 31, 2024, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of June 30, 2025, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both June 30, 2025 and December 31, 2024.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Stock compensation costs	$13,294	$10,666	$26,480	$23,654
Related net tax benefits for stock compensation plans	$76	$9	$2,731	$792

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of the RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from 0% to a maximum of 200% of the granted number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the six months ended June 30, 2025. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2025	1,348,612	$75.70	282,061	$79.48
Granted	446,801	94.68	88,660	95.34
Vested	(333,987)	78.70	(87,992)	81.35
Forfeited	(70,214)	79.13	—	—
Outstanding, June 30, 2025	1,391,212	$80.91	282,729	$83.87

As of June 30, 2025, there was $47 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.0 years, and $24 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.1 years.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2025 and 2024. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income	$310,253	$288,230	$600,523	$573,305
Weighted-average number of shares outstanding	137,818	138,980	138,009	139,195
Basic EPS	$2.25	$2.07	$4.35	$4.12
Diluted:
Net income	$310,253	$288,230	$600,523	$573,305
Weighted-average number of shares outstanding	137,818	138,980	138,009	139,195
Add: Dilutive impact of unvested RSUs	971	821	1,049	852
Diluted weighted-average number of shares outstanding	138,789	139,801	139,058	140,047
Diluted EPS	$2.24	$2.06	$4.32	$4.09

Approximately 64 thousand and 55 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and six months ended June 30, 2025, respectively. For both the three and six months ended June 30, 2024, approximately 3 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized a stock repurchase of $300 million of the Company’s common stock. The Company repurchased $3 million and $88 million of common stock for the three and six months ended June 30, 2025, respectively, and $41 million and $123 million of common stock for the three and six months ended June 30, 2024, respectively.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, April 1, 2024	$(601,510)	$(43,706)	$(17,517)	$(662,733)
Net unrealized gains (losses) arising during the period	8,773	(17,678)	(1,311)	(10,216)
Amounts reclassified from AOCI	1,451	17,325	—	18,776
Changes, net of tax	10,224	(353)	(1,311)	8,560
Balance, June 30, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)
Balance, April 1, 2025	$(482,175)	$10,493	$(23,333)	$(495,015)
Net unrealized gains (losses) arising during the period	14,926	14,045	(1,103)	27,868
Amounts reclassified from AOCI	683	4,084	—	4,767
Changes, net of tax	15,609	18,129	(1,103)	32,635
Balance, June 30, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)

Refer to table footnotes on the following page.

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	6,491	(81,340)	2,511	(72,338)
Amounts reclassified from AOCI	4,104	34,657	—	38,761
Changes, net of tax	10,595	(46,683)	2,511	(33,577)
Balance, June 30, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	72,303	40,370	(2,115)	110,558
Amounts reclassified from AOCI	3,283	9,039	—	12,322
Changes, net of tax	75,586	49,409	(2,115)	122,880
Balance, June 30, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains arising during the period	$31,958	$(17,032)	$14,926	$12,421	$(3,648)	$8,773
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(746)	208	(538)	(1,785)	528	(1,257)
Amortization of unrealized losses on transferred securities (2)	3,772	(2,551)	1,221	3,845	(1,137)	2,708
Net change	34,984	(19,375)	15,609	14,481	(4,257)	10,224
Cash flow hedges:
Net unrealized gains (losses) arising during the period	18,728	(4,683)	14,045	(25,095)	7,417	(17,678)
Net realized losses reclassified into net income (3)	5,531	(1,447)	4,084	24,594	(7,269)	17,325
Net change	24,259	(6,130)	18,129	(501)	148	(353)
Foreign currency translation adjustments, net of hedges:
Net unrealized losses arising during the period	(1,330)	227	(1,103)	(1,311)	—	(1,311)
Net change	(1,330)	227	(1,103)	(1,311)	—	(1,311)
Other comprehensive income	$57,913	$(25,278)	$32,635	$12,669	$(4,109)	$8,560

Refer to table footnotes on the following page.

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains arising during the period	$113,496	$(41,193)	$72,303	$9,139	$(2,648)	$6,491
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(877)	247	(630)	(1,834)	542	(1,292)
Amortization of unrealized losses on transferred securities (2)	7,594	(3,681)	3,913	7,661	(2,265)	5,396
Net change	120,213	(44,627)	75,586	14,966	(4,371)	10,595
Cash flow hedges:
Net unrealized gains (losses) arising during the period	56,194	(15,824)	40,370	(115,471)	34,131	(81,340)
Net realized losses reclassified into net income (3)	12,583	(3,544)	9,039	49,199	(14,542)	34,657
Net change	68,777	(19,368)	49,409	(66,272)	19,589	(46,683)
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(2,342)	227	(2,115)	2,684	(173)	2,511
Net change	(2,342)	227	(2,115)	2,684	(173)	2,511
Other comprehensive income (loss)	$186,648	$(63,768)	$122,880	$(48,622)	$15,045	$(33,577)

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
Note 14 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined based on customer type, the channels where customers are served, and the products and services provided. The chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer of the Company. The CODM regularly reviews the Company’s operating results to allocate resources and assess performance. Operating segment results are also based on the Company’s internal management reporting process, which reflects the allocations of certain balance sheet and income statement line items. The CODM uses certain performance measures such as segment net income and considers variances of actual results from forecast results on a quarterly basis when making decisions on resource allocations between segments. The segment information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The remaining centralized functions, including the corporate treasury activities of the Company, tax credit investment activity, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

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

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. The impacted 2024 balances have been reclassified for comparability.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2025 and 2024:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended June 30, 2025
Net interest income before provision for credit losses	$273,073	$254,144	$89,857	$617,074
Noninterest income	27,729	49,751	8,698	86,178
Total revenue before provision for credit losses	300,802	303,895	98,555	703,252
Provision for (reversal of) credit losses	6,775	38,724	(499)	45,000
Compensation and employee benefits	58,151	57,592	29,098	144,841
Other noninterest expense (1)	57,252	36,053	17,874	111,179
Total noninterest expense	115,403	93,645	46,972	256,020
Segment income before income taxes	178,624	171,526	52,082	402,232
Segment net income	$128,295	$123,207	$58,751	$310,253
Average balances:
Loans	$20,183,539	$33,767,859	$330,034	$54,281,432
Deposits	$32,750,578	$26,318,154	$4,609,100	$63,677,832
As of June 30, 2025
Segment assets	$20,735,714	$36,134,621	$21,287,732	$78,158,067

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended June 30, 2024
Net interest income (loss) before provision for credit losses	$292,593	$278,286	$(17,650)	$553,229
Noninterest income	26,896	50,818	6,457	84,171
Total revenue (loss) before provision for credit losses	319,489	329,104	(11,193)	637,400
(Reversal of) provision for credit losses	(3,245)	40,155	90	37,000
Compensation and employee benefits	53,743	56,840	23,005	133,588
Other noninterest expense (1)	54,968	39,997	7,379	102,344
Total noninterest expense	108,711	96,837	30,384	235,932
Segment income (loss) before income taxes	214,023	192,112	(41,667)	364,468
Segment net income	$150,761	$135,544	$1,925	$288,230
Average balances:
Loans	$18,785,998	$32,706,625	$426,165	$51,918,788
Deposits	$30,438,157	$25,519,976	$2,722,666	$58,680,799
As of June 30, 2024
Segment assets	$19,358,010	$35,642,552	$17,467,710	$72,468,272

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Six Months Ended June 30, 2025
Net interest income before provision for credit losses	$542,806	$507,145	$167,324	$1,217,275
Noninterest income	60,014	103,330	14,936	178,280
Total revenue before provision for credit losses	602,820	610,475	182,260	1,395,555
Provision for credit losses	14,460	79,503	37	94,000
Compensation and employee benefits	120,115	118,779	52,382	291,276
Other noninterest expense (1)	114,444	78,371	24,077	216,892
Total noninterest expense	234,559	197,150	76,459	508,168
Segment income before income taxes	353,801	333,822	105,764	793,387
Segment net income	$251,383	$237,232	$111,908	$600,523
Average balances:
Loans	$19,974,077	$33,490,986	$347,116	$53,812,179
Deposits	$32,539,912	$26,225,420	$4,395,249	$63,160,581
As of June 30, 2025
Segment assets	$20,735,714	$36,134,621	$21,287,732	$78,158,067

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Six Months Ended June 30, 2024
Net interest income (loss) before provision for credit losses	$589,432	$566,902	$(37,966)	$1,118,368
Noninterest income	52,318	96,057	14,283	162,658
Total revenue (loss) before provision for credit losses	641,750	662,959	(23,683)	1,281,026
(Reversal of) provision for credit losses	(681)	63,062	(381)	62,000
Compensation and employee benefits	107,692	118,299	49,409	275,400
Other noninterest expense (1)	118,139	84,351	4,416	206,906
Total noninterest expense	225,831	202,650	53,825	482,306
Segment income (loss) before income taxes	416,600	397,247	(77,127)	736,720
Segment net income (loss)	$293,461	$280,187	$(343)	$573,305
Average balances:
Loans	$18,700,674	$32,793,986	$427,154	$51,921,814
Deposits	$29,872,472	$25,341,564	$2,847,565	$58,061,601
As of June 30, 2024
Segment assets	$19,358,010	$35,642,552	$17,467,710	$72,468,272

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of June 30, 2025, the Company had $78.2 billion in total assets and approximately 3,100 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2024 Form 10-K.

Current Developments

Economic Developments

The higher tariffs introduced throughout 2025 by the current U.S federal administration, coupled with its tax and immigration policies, have prompted concerns about a slowdown in economic growth, increased inflationary pressures, market volatility and a potential recession. The Federal Reserve held rates steady in the second quarter of 2025 and is expected to move cautiously with respect to interest rate cuts as it monitors the pass-through effect of elevated tariffs. Meanwhile, mortgage rates and home prices remain high, creating affordability challenges for many consumers. The economic uncertainty caused by these factors could result in decreased consumer spending and curb business investments, which could affect both the demand and performance of loans. However, the current administration’s focus on deregulation and capital reform could promote growth for banks. Deregulation could lead to increased access to capital for businesses and consumers as fewer restrictions would encourage banks to extend credit. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geopolitical Uncertainties and — Risks Related to Financial Matters in the Company’s 2024 Form 10-K.

Climate Accountability

In October 2023, California Senate Bill No. 253, the Climate Corporate Data Accountability Act (“SB 253”) and Senate Bill No. 261, the Climate-Related Financial Risk Act (“SB 261”) were signed into law. SB 253 requires companies with annual revenues exceeding $1 billion that conduct business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. SB 261 applies to companies with annual revenues over $500 million that operate in California, and requires disclosure of climate-related financial risks and mitigation measures taken to address such risks with the first report due on January 1, 2026, and biennially thereafter.

On December 5, 2024, the California Air Resources Board (“CARB”) issued an Enforcement Notice for SB 253, stating that it will exercise enforcement discretion for the first reporting cycle in 2026 covering Scope 1 and Scope 2 GHG emissions disclosures. CARB stated that companies making a good-faith effort to comply with SB 253 will not face penalties for incomplete Scope 1 and Scope 2 GHG emissions disclosures, and may submit initial disclosures in 2026 based on the data they currently possess, or in the process of collecting at the time the notice was issued. On May 29, 2025, CARB announced that it intends to issue SB 253 implementing regulations by the end of 2025, and reaffirmed that the SB 253 Scope 1 and 2 disclosures for fiscal year 2025 will be required in 2026.

The Company is a reporting entity under both SB 253 and SB 261 and has been monitoring the developments of CARB’s implementing regulations. The Company has engaged a third-party firm to facilitate its implementation of CARB’s regulations. The Company believes it is well-positioned to meet the requirements of the applicable regulations.

Resolution Planning

On June 20, 2024, the Federal Deposit Insurance Corporation (“FDIC”) released a final rule that requires covered insured depository institutions (“IDIs”) to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. Under the final rule, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Company has established a management-level working group to address the requirements under the final rule and is on schedule to meet the October 1, 2025 submission deadline. Going forward, the Bank will be required to submit informational filings every three years and interim supplements annually.

Regulatory Updates

On October 22, 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer, certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On May 30, 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeded the agency’s statutory authority and is arbitrary and capricious. The CFPB requested that the court vacate the final rule. On July 29, 2025, the CFPB filed a motion to stay the proceedings, announcing its plans to issue an advanced notice of proposed rulemaking that will serve as the starting point of an accelerated rulemaking process for a new final rule. The same day, the court granted the CFPB’s motion to stay and denied the CFPB’s summary judgment motion without prejudice.

On October 24, 2023, the federal banking agencies issued a final rule amending their regulations implementing the Community Reinvestment Act (“CRA”) to substantially revise how they evaluate an insured depository institution’s record of satisfying the credit needs of its entire communities, including low- and moderate-income individuals and neighborhoods. On July 16, 2025, the agencies issued a notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule. The Bank received a rating of “Satisfactory” in its most recent performance evaluation, which was conducted using the CRA framework that existed prior to the October 2023 final rule.

Other Legislative Updates

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of this year. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. The Company is currently evaluating the impact of the OBBBA on its business and consolidated financial statements.

In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” was signed into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

In June 2025, California enacted Senate Bill No. 132 (“SB 132”), requiring banks and financial institutions to adopt a single sales factor for income apportionment, effective for tax years beginning on or after January 1, 2025. Prior to SB 132, financial institutions had been required to use an equally weighted three-factor apportionment formula, which considered property, payroll and sales equally in apportioning income for California tax purposes. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Income Taxes for more details.

Financial Review

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share, and ratio data)	2025	2024	2025	2024
Summary of operations:
Net interest income before provision for credit losses	$617,074	$553,229	$1,217,275	$1,118,368
Noninterest income	86,178	84,171	178,280	162,658
Total revenue	703,252	637,400	1,395,555	1,281,026
Provision for credit losses	45,000	37,000	94,000	62,000
Noninterest expense	256,020	235,932	508,168	482,306
Income before income taxes	402,232	364,468	793,387	736,720
Income tax expense	91,979	76,238	192,864	163,415
Net income	$310,253	$288,230	$600,523	$573,305
Per share:
Basic earnings	$2.25	$2.07	$4.35	$4.12
Diluted earnings	$2.24	$2.06	$4.32	$4.09
Dividends declared	$0.60	$0.55	$1.20	$1.10
Weighted-average number of shares outstanding:
Basic	137,818	138,980	138,009	139,195
Diluted	138,789	139,801	139,058	140,047
Performance metrics:
Return on average assets	1.62%	1.63%	1.59%	1.61%
Return on average common equity (“ROAE”)	15.42%	16.36%	15.19%	16.38%
Return on average tangible common equity (“ROATCE”) (1)	16.39%	17.54%	16.16%	17.57%
Common dividend payout ratio	26.99%	26.89%	27.95%	27.11%
Net interest margin	3.35%	3.27%	3.35%	3.30%
Efficiency ratio (2)	36.41%	37.01%	36.41%	37.65%

At period end:	June 30, 2025	December 31, 2024
Total assets	$78,158,067	$75,976,475
Total loans	$54,973,057	$53,726,637
Total deposits	$65,029,493	$63,175,023
Common shares outstanding at period-end	137,816	138,437
Book value per share	$59.51	$55.79
Tangible book value per share (1)	$56.10	$52.39

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s net income for the second quarter and first half of 2025 net income was $310 million and $601 million, respectively, which increased $22 million or 8%, and $27 million or 5%, respectively, from the same prior year periods. The year-over-year increases were primarily due to higher net interest income before provision for credit losses and noninterest income, partially offset by increases in provision for credit losses and income tax expenses, and higher noninterest expenses. Noteworthy aspects of the Company’s performance for the second quarter and first half of 2025 included:

•Net interest income and net interest margin. Second quarter 2025 net interest income before provision for credit losses was $617 million, an increase of $64 million or 12% from the second quarter of 2024. Second quarter 2025 net interest margin of 3.35% increased 8 basis points (“bps”) year-over-year. For the first half of 2025, net interest income before provision for credit losses was $1.2 billion, an increase of $99 million or 9%, year-over-year. The net interest margin for the first half of 2025 was 3.35%, up 5 bps year-over-year.

•Noninterest income. Second quarter 2025 noninterest income increased $2 million or 2% year-over-year to $86 million. First half of 2025 noninterest income increased $16 million or 10% year-over-year to $178 million. These increases were primarily due to higher fee-related income.

•Earnings per share growth. Second quarter 2025 basic earnings per share (“EPS”) increased 9% to $2.25, and diluted EPS increased 8% to $2.24, from the second quarter of 2024. First half of 2025 basic EPS increased 6% to $4.35, and diluted EPS increased 5% to $4.32, from the first half of 2024.

•Efficiency ratio improvement. Second quarter 2025 efficiency ratio of 36.41% improved 60 bps from 37.01% for the same period in 2024. First half of 2025 efficiency ratio of 36.41% improved 124 bps from 37.65% for the same period in 2024. The improvement in the efficiency ratios primarily reflected an increase in total revenue.

•Asset growth. Total assets reached $78.2 billion as of June 30, 2025, an increase of $2.2 billion, from December 31, 2024, primarily driven by a $1.6 billion or 15% increase in available-for-sale (“AFS”) debt securities, a $1.2 billion or 2% increase in net loans held-for-investment, and a $351 million or 97% increase in cash and due from banks. These increases were partially offset by a $1.2 billion or 24% decrease in interest-bearing cash with banks.

•Deposit growth. Total deposits were $65.0 billion as of June 30, 2025, an increase of $1.9 billion or 3% from December 31, 2024. The increase is primarily due to increases in time deposits and money market deposits.

•Strong capital levels. Stockholders’ equity was $8.2 billion as of June 30, 2025, up $479 million or 6%, from December 31, 2024. Book value per share of $59.51 as of June 30, 2025, increased $3.73 or 7%, compared with December 31, 2024. Tangible book value per share of $56.10 as of June 30, 2025, increased $3.71 or 7%, compared with December 31, 2024. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

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

Net interest income and net interest margin for the second quarter and first half of 2025 increased year-over-year. These year-over-year increases primarily reflected the increase in AFS debt securities and lower deposit funding costs, partially offset by lower yields on loans and interest-bearing cash and deposits with banks. The increases in the net interest income and net interest margin for the first half of 2025, compared with the same prior year period, were also supported by a decrease in Bank Term Funding Program (“BTFP”) and short-term borrowings, partially offset by an increase in Federal Home Loan Bank (“FHLB”) advances.

Average interest-earning assets were $73.9 billion for the second quarter of 2025, an increase of $5.9 billion or 9% from the second quarter of 2024. For the first half of 2025, average interest-earning assets were $73.3 billion, an increase of $5.2 billion or 8% from the first half of 2024. The year-over-year increases in average interest-earning assets primarily reflected increases in AFS debt securities and loan growth, partially offset by a decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the second quarter of 2025 was 5.75%, a decrease of 36 bps from the second quarter of 2024. The yield on average interest-earning assets for the first half of 2025 was 5.75%, a decrease of 33 bps from the first half of 2024. The year-over-year decrease in the yield on average interest-earning assets primarily reflected the impact of lower benchmark interest rates on the loan portfolio.

Average loan yields were 6.40% and 6.39% for the second quarter and first half of 2025, respectively, representing a 33 bps decrease from both prior year periods. The year-over-year decreases in the average loan yields reflected the loan portfolio’s sensitivity to lower benchmark interest rates. Approximately 58% of loans held-for-investment were variable rate as of June 30, 2025 and 2024.

Deposits are an important source of funding for the Company. Average deposits were $63.7 billion for the second quarter of 2025, which increased $5.0 billion or 9%, from the second quarter of 2024. Average deposits were $63.2 billion for the first half of 2025, which increased $5.1 billion or 9%, from the first half of 2024.

Average noninterest-bearing deposits were $15.1 billion for the second quarter of 2025, an increase of $450 million or 3% from the second quarter of 2024. For the first half of 2025, average noninterest-bearing deposits were $15.1 billion, an increase of $300 million or 2% from the first half of 2024. Average noninterest-bearing deposits made up 24% and 25% of average deposits for the second quarters of 2025 and 2024, respectively, and 24% and 26% for the first halves of 2025 and 2024, respectively.

The average cost of deposits of 2.52% for the second quarter and 2.53% for the first half of 2025, decreased 44 bps and 37 bps, respectively, compared with the prior year periods. The average cost of interest-bearing deposits of 3.31% for the second quarter and 3.33% for the first half of 2025, decreased 63 bps and 56 bps, respectively, compared with the prior year periods. These year-over-year decreases primarily reflected the impacts of lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, short-term borrowings, FHLB advances, securities sold under repurchase agreements (“repurchase agreements”), and long-term debt. The average cost of funds of 2.63% for the second quarter and 2.64% for the first half of 2025, decreased 48 bps and 40 bps during the second quarter and first half of 2025, respectively, compared with the prior year periods. The year-over-year decreases were mainly driven by the decrease in the cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,699,036	$34,935	3.79%	$4,058,515	$49,406	4.90%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,624	1.53%	485,000	1,885	1.56%
Debt securities:
AFS (2)(3)	12,435,531	141,496	4.56%	8,481,948	99,242	4.71%
Held-to-maturity (“HTM”) (2)	2,896,410	12,292	1.70%	2,941,150	12,490	1.71%
Total debt securities (2)	15,331,941	153,788	4.02%	11,423,098	111,732	3.93%
Loans:
Commercial and industrial (“C&I”) (2)	17,363,095	303,791	7.02%	16,209,659	322,648	8.01%
Commercial real estate (“CRE”) (2)	20,535,145	319,666	6.24%	20,270,816	323,106	6.41%
Residential mortgage	16,336,054	241,666	5.93%	15,386,858	221,966	5.80%
Other consumer	47,138	572	4.87%	51,455	721	5.64%
Total loans (2)(4)(5)	54,281,432	865,695	6.40%	51,918,788	868,441	6.73%
Restricted equity securities	165,716	2,957	7.16%	164,649	2,950	7.21%
Total interest-earning assets	$73,903,125	$1,058,999	5.75%	$68,050,050	$1,034,414	6.11%
Noninterest-earning assets:
Cash and due from banks	350,343			468,374
Allowance for loan losses	(745,121)			(675,346)
Other assets	3,353,681			3,346,122
Total assets	$76,862,028			$71,189,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,597,103	$47,013	2.48%	$7,467,801	$52,680	2.84%
Money market deposits	15,325,928	124,282	3.25%	13,724,230	135,405	3.97%
Savings deposits	1,745,220	3,700	0.85%	1,795,242	5,004	1.12%
Time deposits	23,894,775	225,593	3.79%	21,028,737	238,393	4.56%
Total interest-bearing deposits	48,563,026	400,588	3.31%	44,016,010	431,482	3.94%
Short-term borrowings and federal funds purchased	659	1	0.61%	2,889	32	4.45%
FHLB advances	3,500,003	39,313	4.51%	3,500,001	48,840	5.61%
Repurchase agreements	119,061	1,352	4.55%	4,104	58	5.68%
Long-term debt and finance lease liabilities	35,811	671	7.52%	36,335	773	8.56%
Total interest-bearing liabilities	$52,218,560	$441,925	3.39%	$47,559,339	$481,185	4.07%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,114,806			14,664,789
Accrued expenses and other liabilities	1,458,680			1,877,572
Stockholders’ equity	8,069,982			7,087,500
Total liabilities and stockholders’ equity	$76,862,028			$71,189,200

Interest rate spread			2.36%			2.04%
Net interest income and net interest margin		$617,074	3.35%		$553,229	3.27%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $10 million for the second quarters of 2025 and 2024.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $13 million and $14 million for the second quarters of 2025 and 2024, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first halves of 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,906,499	$74,072	3.82%	$4,960,016	$123,788	5.02%
Resale agreements	425,000	3,234	1.53%	605,330	8,000	2.66%
Debt securities:
AFS (2)(3)	12,102,837	277,015	4.62%	7,524,158	162,100	4.33%
HTM (2)	2,902,373	24,557	1.71%	2,945,918	25,024	1.71%
Total debt securities (2)	15,005,210	301,572	4.05%	10,470,076	187,124	3.59%
Loans:
C&I (2)	17,115,622	597,205	7.04%	16,230,641	648,458	8.03%
CRE (2)	20,454,528	631,052	6.22%	20,342,200	647,193	6.40%
Residential mortgage	16,193,678	476,557	5.93%	15,294,601	437,640	5.75%
Other consumer	48,351	1,293	5.39%	54,372	1,539	5.69%
Total loans (2)(4)(5)	53,812,179	1,706,107	6.39%	51,921,814	1,734,830	6.72%
Restricted equity securities	165,540	5,816	7.08%	128,812	4,289	6.70%
Total interest-earning assets	$73,314,428	$2,090,801	5.75%	$68,086,048	$2,058,031	6.08%
Noninterest-earning assets:
Cash and due from banks	347,797			457,070
Allowance for loan losses	(730,768)			(677,231)
Other assets	3,315,450			3,567,911
Total assets	$76,246,907			$71,433,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,672,963	$94,924	2.49%	$7,581,615	$106,501	2.82%
Money market deposits	15,081,131	240,300	3.21%	13,680,220	270,066	3.97%
Savings deposits	1,749,062	7,147	0.82%	1,802,405	9,124	1.02%
Time deposits	23,547,978	450,198	3.86%	20,187,490	451,990	4.50%
Total interest-bearing deposits	48,051,134	792,569	3.33%	43,251,730	837,681	3.89%
BTFP, short-term borrowings and federal funds purchased	544	7	2.59%	1,933,707	42,138	4.38%
FHLB advances	3,500,002	78,179	4.50%	2,027,474	56,579	5.61%
Repurchase agreements	63,183	1,429	4.56%	3,327	93	5.62%
Long-term debt and finance lease liabilities	35,864	1,342	7.55%	81,076	3,172	7.87%
Total interest-bearing liabilities	$51,650,727	$873,526	3.41%	$47,297,314	$939,663	4.00%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,109,447			14,809,871
Accrued expenses and other liabilities	1,516,650			2,286,584
Stockholders’ equity	7,970,083			7,040,029
Total liabilities and stockholders’ equity	$76,246,907			$71,433,798

Interest rate spread			2.34%			2.08%
Net interest income and net interest margin		$1,217,275	3.35%		$1,118,368	3.30%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums of AFS debt securities of $17 million for the first halves of 2025 and 2024.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $26 million and $28 million for the first halves of 2025 and 2024, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(14,471)	$(4,071)	$(10,400)	$(49,716)	$(23,438)	$(26,278)
Resale agreements	(261)	(225)	(36)	(4,766)	(1,971)	(2,795)
Debt securities:
AFS	42,254	45,326	(3,072)	114,915	103,770	11,145
HTM	(198)	(162)	(36)	(467)	(433)	(34)
Total debt securities	42,056	45,164	(3,108)	114,448	103,337	11,111
Loans:
C&I	(18,857)	22,306	(41,163)	(51,253)	33,375	(84,628)
CRE	(3,440)	4,483	(7,923)	(16,141)	3,249	(19,390)
Residential mortgage	19,700	14,403	5,297	38,917	25,388	13,529
Other consumer	(149)	(57)	(92)	(246)	(167)	(79)
Total loans	(2,746)	41,135	(43,881)	(28,723)	61,845	(90,568)
Restricted equity securities	7	23	(16)	1,527	1,269	258
Total interest and dividend income	$24,585	$82,026	$(57,441)	$32,770	$141,042	$(108,272)
Interest-bearing liabilities:
Checking deposits	$(5,667)	$918	$(6,585)	$(11,577)	$1,238	$(12,815)
Money market deposits	(11,123)	14,869	(25,992)	(29,766)	25,481	(55,247)
Savings deposits	(1,304)	(135)	(1,169)	(1,977)	(266)	(1,711)
Time deposits	(12,800)	30,410	(43,210)	(1,792)	68,572	(70,364)
Total interest-bearing deposits	(30,894)	46,062	(76,956)	(45,112)	95,025	(140,137)
BTFP, short-term borrowings and federal funds purchased	(31)	(15)	(16)	(42,131)	(42,097)	(34)
FHLB advances	(9,527)	134	(9,661)	21,600	34,496	(12,896)
Repurchase agreements	1,294	1,308	(14)	1,336	1,357	(21)
Long-term debt and finance lease liabilities	(102)	(11)	(91)	(1,830)	(1,705)	(125)
Total interest expense	$(39,260)	$47,478	$(86,738)	$(66,137)	$87,076	$(153,213)
Change in net interest income	$63,845	$34,548	$29,297	$98,907	$53,966	$44,941

Noninterest Income

The following table presents the components of noninterest income for the second quarters and first halves of 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Commercial and consumer deposit-related fees	$26,865	$25,649	5%	$53,940	$50,597	7%
Lending and loan servicing fees	25,586	24,340	5%	51,816	47,265	10%
Foreign exchange income	13,715	12,924	6%	29,552	24,393	21%
Wealth management fees	10,725	9,478	13%	24,404	18,115	35%
Customer derivative income:
Derivative income	3,645	4,230	(14)%	9,184	7,367	25%
Derivative mark-to-market and credit valuation adjustments	(1,444)	1,534	NM	(2,914)	2,147	NM
Total customer derivative income	2,201	5,764	(62)%	6,270	9,514	(34)%
Net gains on AFS debt securities	746	1,785	(58)%	877	1,834	(52)%
Other investment income	678	586	16%	2,940	3,401	(14)%
Other income	5,662	3,645	55%	8,481	7,539	12%
Total noninterest income	$86,178	$84,171	2%	$178,280	$162,658	10%
Noninterest income as a percent of total revenue	12%	13%		13%	13%
NM — Not meaningful.

Noninterest income for the second quarter of 2025 was $86 million, an increase of $2 million or 2%, compared with the same prior year period. The year-over-year increase was primarily due to increases in other income, wealth management, lending and loan servicing, and commercial and consumer deposit-related fees, partially offset by lower customer derivative income. Noninterest income for the first half of 2025 was $178 million, an increase of $16 million or 10%, compared with the first half of 2024. The year-over-year increase was primarily due to higher wealth management fees, foreign exchange income, lending and loan servicing fees, and commercial and consumer deposit-related fees, partially offset by lower customer derivative income.

Commercial and consumer deposit-related fees were $27 million for the second quarter of 2025, an increase of $1 million or 5%, compared with the second quarter of 2024. For the first half of 2025, commercial and consumer deposit-related fees were $54 million, an increase of $3 million or 7%, compared with the first half of 2024. The year-over-year increases were primarily due to an increase in analysis service fees due to higher commercial customer activity.

Lending and loan servicing fees were $26 million for the second quarter of 2025, an increase of $1 million or 5%, compared with the second quarter of 2024. For the first half of 2025, lending and loan servicing fees were $52 million, an increase of $5 million or 10%, compared with the first half of 2024. The year-over-year increases were primarily due to higher credit enhancement and trade finance fees driven by increased customer activity.

Foreign exchange income was $14 million for the second quarter of 2025, an increase of approximately $1 million or 6%, compared with the second quarter of 2024. For the first half of 2025, foreign exchange income was $30 million, an increase of $5 million or 21%, compared with the first half of 2024. The year-over-year increases primarily reflected the favorable valuation of certain foreign currency denominated balance sheet items.

Wealth management fees were $11 million for the second quarter of 2025, an increase of $1 million or 13%, compared with the second quarter of 2024. For the first half of 2025, wealth management fees were $24 million, an increase of $6 million or 35%, compared with the first half of 2024. The year-over-year increases primarily reflected higher customer demand for wealth management products such as fixed-rate bonds and fixed income annuities.

Customer derivative income was $2 million for the second quarter of 2025, a decrease of $4 million or 62%, compared with the second quarter of 2024. For the first half of 2025, customer derivative income was $6 million, a decrease of $3 million or 34%, compared with the first half of 2024. The year-over-year decreases primarily reflected unfavorable credit valuation adjustments.

Other income was $6 million for the second quarter of 2025, an increase of $2 million or 55%, compared with the second quarter of 2024. This increase primarily reflected higher returns from bank-owned life insurance. For the first half of 2025, other income was $8 million, an increase of approximately $1 million or 12%, compared with the first half of 2024. This increase primarily reflected an increase in advisory fees from the Company’s broker-dealer subsidiary and greater returns from bank-owned life insurance.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first halves of 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Compensation and employee benefits	$144,841	$133,588	8%	$291,276	$275,400	6%
Occupancy and equipment expense	16,289	15,299	6%	31,978	31,015	3%
Deposit account expense	9,348	12,050	(22)%	18,390	24,238	(24)%
Computer and software related expenses	13,446	11,392	18%	26,760	22,736	18%
Deposit insurance premiums and regulatory assessments	9,133	10,708	(15)%	19,518	30,357	(36)%
Other operating expense	36,727	36,843	0%	78,268	69,301	13%
Amortization of tax credit and Community Reinvestment Act (“CRA”) investments	26,236	16,052	63%	41,978	29,259	43%
Total noninterest expense	$256,020	$235,932	9%	$508,168	$482,306	5%

Noninterest expense was $256 million for the second quarter of 2025, an increase of $20 million or 9%, compared with the second quarter of 2024. The year-over-year increase was primarily due to increases in compensation and employee benefits, amortization of tax credit and CRA investments, and computer and software related expenses, partially offset by a decrease in deposit account expense. For the first half of 2025, noninterest expense was $508 million, an increase of $26 million or 5%, compared with the first half of 2024. The year-over-year increase was primarily due to increases in compensation and employee benefits, amortization of tax credit and CRA investments, other operating expense, and computer and software related expenses, partially offset by decreases in deposit insurance premiums and regulatory assessments, and deposit account expense.

Compensation and employee benefits were $145 million for the second quarter of 2025, an increase of $11 million or 8%, compared with the second quarter of 2024. For the first half of 2025, compensation and employee benefits were $291 million, an increase of $16 million or 6%, compared with the first half of 2024. The increases were primarily driven by merit increases and staffing growth.

Deposit account expense was $9 million for the second quarter of 2025, a decrease of $3 million or 22%, compared with the second quarter of 2024. For the first half of 2025, deposit account expense was $18 million, a decrease of $6 million or 24%, compared with the first half of 2024. The decreases were driven primarily by lower balances and referral rates paid on certain deposit accounts.

Computer and software related expenses were $13 million for the second quarter of 2025, an increase of $2 million or 18%, compared with the second quarter of 2024. For the first half of 2025, computer and software expenses were $27 million, an increase of $4 million or 18%, compared with the first half of 2024. These increases primarily reflected higher software expenses and data processing costs.

Deposit insurance premiums and regulatory assessments were $9 million for the second quarter of 2025, a decrease of $2 million or 15%, compared with the second quarter of 2024. For the first half of 2025, deposit insurance premiums and regulatory assessments were $20 million, a decrease of $11 million or 36%, compared with the first half of 2024. The decreases were primarily due to additional FDIC special assessment charges (“FDIC charges”) of $2 million and $12 million recorded during the second quarter and first half of 2024, respectively. Adjustments to the FDIC charge pertain primarily to changes in the FDIC’s estimated losses to the Deposit Insurance Fund. For additional information on the FDIC charge, refer to Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in the Company’s 2024 Form 10-K.

Other operating expense of $37 million for the second quarter of 2025 was essentially flat compared with the second quarter of 2024. For the first half of 2025, the $9 million or 13% increase in other operating expense to $78 million, compared with the first half of 2024 was primarily due to problem loan related expenses and higher consulting expenses for various Company initiatives.

Amortization of tax credit and CRA investments was $26 million for the second quarter of 2025, an increase of $10 million or 63%, compared with the second quarter of 2024. For the first half of 2025, amortization of tax credit and CRA investments was $42 million, an increase of $13 million or 43%, compared with the first half of 2024. The year-over-year increases were primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Income before income taxes	$402,232	$364,468	10%	$793,387	$736,720	8%
Income tax expense	$91,979	$76,238	21%	$192,864	$163,415	18%
Effective tax rate	22.9%	20.9%		24.3%	22.2%

Second quarter 2025 income tax expense was $92 million and the effective tax rate was 22.9%, compared with second quarter 2024 income tax expense of $76 million and an effective tax rate of 20.9%. For the first half of 2025, income tax expense was $193 million and the effective tax rate was 24.3%, compared with income tax expense of $163 million and an effective tax rate of 22.2% for the same period in 2024. The year-over-year increases in income tax expense and effective tax rate were primarily due to higher pre-tax income and the one-time revaluation of deferred tax assets due to the adoption of the California single sales factor apportionment method, partially offset by favorable adjustments from a lower California state tax apportionment. The Company recorded a $6 million increase in income tax expenses due to the adoption of the California single sales factor apportionment method, during the second quarter of 2025.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined based on customer type, the channels where customers are served, and the products and services provided. For a description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 14 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Segment net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

During the third quarter of 2024, the Company refined its segment allocation methodology and reclassified certain deposits and their related income or expenses from the “Consumer and Business Banking” segment to the “Commercial Banking” or “Treasury and Other” segments, and certain loan balances and their related income or expenses from the “Commercial Banking” segment to the “Treasury and Other” segment. The impacted 2024 balances have been reclassified for comparability.

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

The following tables present financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for (reversal of) credit losses	$273,073	$292,593	$(19,520)	(7)%
Noninterest income	27,729	26,896	833	3%
Total revenue	300,802	319,489	(18,687)	(6)%
Provision for (reversal of) credit losses	6,775	(3,245)	10,020	NM
Compensation and employee benefits	58,151	53,743	4,408	8%
Other noninterest expense	57,252	54,968	2,284	4%
Total noninterest expense	115,403	108,711	6,692	6%
Segment income before income taxes	178,624	214,023	(35,399)	(17)%
Income tax expense	50,329	63,262	(12,933)	(20)%
Segment net income	$128,295	$150,761	$(22,466)	(15)%
Average loans	$20,183,539	$18,785,998	$1,397,541	7%
Average deposits	$32,750,578	$30,438,157	$2,312,421	8%

	Six Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for (reversal of) credit losses	$542,806	$589,432	$(46,626)	(8)%
Noninterest income	60,014	52,318	7,696	15%
Total revenue	602,820	641,750	(38,930)	(6)%
Provision for (reversal of) credit losses	14,460	(681)	15,141	NM
Compensation and employee benefits	120,115	107,692	12,423	12%
Other noninterest expense	114,444	118,139	(3,695)	(3)%
Total noninterest expense	234,559	225,831	8,728	4%
Segment income before income taxes	353,801	416,600	(62,799)	(15)%
Income tax expense	102,418	123,139	(20,721)	(17)%
Segment net income	$251,383	$293,461	$(42,078)	(14)%
Average loans	$19,974,077	$18,700,674	$1,273,403	7%
Average deposits	$32,539,912	$29,872,472	$2,667,440	9%

NM — Not meaningful.

Consumer and Business Banking segment net income decreased $22 million or 15% year-over-year to $128 million for the second quarter of 2025, primarily driven by a $20 million decrease in net interest income, a $10 million increase in provision for credit losses and a $4 million increase in compensation and employee benefits. The decrease in net interest income was primarily due to the year-over-year decrease in interest rates. The increase in provision for credit losses was driven by loan growth and the worsening macroeconomic outlook in the residential mortgage loan sector in the second quarter of 2025. The compensation and employee benefits increase was primarily due to staffing growth.

Consumer and Business Banking segment net income decreased $42 million or 14% year-over-year to $251 million for the first half of 2025, primarily driven by a $47 million decrease in net interest income, a $15 million increase in provision for credit losses, and a $12 million increase in compensation and employee benefits, partially offset by an $8 million increase in noninterest income and a $4 million decrease in other noninterest expense. The decrease in net interest income was primarily due to the year-over-year decrease in interest rates. The noninterest income increase was primarily due to increases in wealth management fees and foreign exchange income. The increase in provision for credit losses was driven by loan growth and the worsening macroeconomic outlook in the residential mortgage loan sector in the second quarter of 2025. The compensation and employee benefits increase was primarily due to staffing growth and increased wealth management commissions. The decrease in other noninterest expense was primarily driven by decreased deposit insurance premiums and regulatory assessments, from lower FDIC charges.

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

The following tables present financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$254,144	$278,286	$(24,142)	(9)%
Noninterest income	49,751	50,818	(1,067)	(2)%
Total revenue	303,895	329,104	(25,209)	(8)%
Provision for credit losses	38,724	40,155	(1,431)	(4)%
Compensation and employee benefits	57,592	56,840	752	1%
Other noninterest expense	36,053	39,997	(3,944)	(10)%
Total noninterest expense	93,645	96,837	(3,192)	(3)%
Segment income before income taxes	171,526	192,112	(20,586)	(11)%
Income tax expense	48,319	56,568	(8,249)	(15)%
Segment net income	$123,207	$135,544	$(12,337)	(9)%
Average loans	$33,767,859	$32,706,625	$1,061,234	3%
Average deposits	$26,318,154	$25,519,976	$798,178	3%

	Six Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$507,145	$566,902	$(59,757)	(11)%
Noninterest income	103,330	96,057	7,273	8%
Total revenue before provision for credit losses	610,475	662,959	(52,484)	(8)%
Provision for credit losses	79,503	63,062	16,441	26%
Compensation and employee benefits	118,779	118,299	480	0%
Other noninterest expense	78,371	84,351	(5,980)	(7)%
Total noninterest expense	197,150	202,650	(5,500)	(3)%
Segment income before income taxes	333,822	397,247	(63,425)	(16)%
Income tax expense	96,590	117,060	(20,470)	(17)%
Segment net income	$237,232	$280,187	$(42,955)	(15)%
Average loans	$33,490,986	$32,793,986	$697,000	2%
Average deposits	$26,225,420	$25,341,564	$883,856	3%

Commercial Banking segment net income decreased $12 million or 9% year-over-year to $123 million for the second quarter of 2025, primarily driven by a $24 million decrease in net interest income, partially offset by a $4 million decrease in other noninterest expense. The net interest income decrease was primarily due to the year-over-year decline in interest rates. The decrease in other noninterest expense was primarily driven by the decreases in deposit account expense and other real estate owned (“OREO”) expense.

Commercial Banking segment net income decreased $43 million or 15% year-over-year to $237 million for the first half of 2025, primarily driven by a $60 million decrease in net interest income and a $16 million increase in provision for credit losses, partially offset by a $7 million increase in noninterest income and a $6 million decrease in other noninterest expense. The net interest income decrease was primarily driven by the year-over-year decline in interest rates, while the noninterest income increase was primarily due to increases in lending and loan servicing fees, commercial deposit-related fees and foreign exchange income. The increase in provision for credit losses was primarily driven by C&I loan growth and the worsening macroeconomic outlook. The decrease in other noninterest expense was primarily driven by the decreases in deposit account expense and deposit insurance premiums and regulatory assessments, partially offset by increased loan related expenses.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, tax credit investment activity, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment. Tax credit investment amortization is recorded in the Treasury and Other segment.

The following tables present financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income (loss) before (reversal of) provision for credit losses	$89,857	$(17,650)	$107,507	NM
Noninterest income	8,698	6,457	2,241	35%
Total revenue (loss)	98,555	(11,193)	109,748	NM
(Reversal of) provision for credit losses	(499)	90	(589)	NM
Compensation and employee benefits	29,098	23,005	6,093	26%
Other noninterest expense	17,874	7,379	10,495	142%
Total noninterest expense	46,972	30,384	16,588	55%
Segment income (loss) before income taxes	52,082	(41,667)	93,749	NM
Income tax benefit	6,669	43,592	(36,923)	(85)%
Segment net income	$58,751	$1,925	$56,826	NM
Average loans	$330,034	$426,165	$(96,131)	(23)%
Average deposits	$4,609,100	$2,722,666	$1,886,434	69%

	Six Months Ended June 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income (loss) before provision for (reversal of) credit losses	$167,324	$(37,966)	$205,290	NM
Noninterest income	14,936	14,283	653	5%
Total revenue (loss)	182,260	(23,683)	205,943	NM
Provision for (reversal of) credit losses	37	(381)	418	NM
Compensation and employee benefits	52,382	49,409	2,973	6%
Other noninterest expense	24,077	4,416	19,661	445%
Total noninterest expense	76,459	53,825	22,634	42%
Segment income (loss) before income taxes	105,764	(77,127)	182,891	NM
Income tax benefit	6,144	76,784	(70,640)	(92)%
Segment net income (loss)	$111,908	$(343)	$112,251	NM
Average loans	$347,116	$427,154	$(80,038)	(19)%
Average deposits	$4,395,249	$2,847,565	$1,547,684	54%

NM — Not meaningful.

The Treasury and Other segment income before income taxes increased $94 million for the second quarter of 2025, compared with the second quarter of 2024, primarily driven by a $108 million increase in net interest income, partially offset by a $10 million increase in other noninterest expense and a $6 million increase in compensation and employee benefits. The net interest income increase was mainly driven by higher average balances of AFS debt securities and higher loan interest income. The increase in other noninterest expense was primarily driven by higher amortization of tax credit and CRA investments, while the increase in compensation and employee benefits was primarily driven by staffing growth.

The Treasury and Other segment income before income taxes increased $183 million for the first half of 2025, primarily driven by a $205 million increase in net interest income, partially offset by a $20 million increase in other noninterest expense. The net interest income increase was mainly driven by higher interest income from AFS debt securities due to higher average balances, and higher loan interest income. The increase in other noninterest expense was primarily driven by higher amortization of tax credit and CRA investments and corporate overhead expenses.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of June 30, 2025 and December 31, 2024, and by credit ratings as of June 30, 2025:

	June 30, 2025			December 31, 2024			Ratings as of June 30, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$756,268	$731,062	6%	$676,300	$638,265	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise (“GSE”) debt securities	305,615	270,292	2%	308,220	262,587	3%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE mortgage-backed securities (MBS”) (3)	9,987,224	9,764,910	78%	8,447,303	8,164,474	75%	100%	—%	—%	—%	—%
Municipal securities	284,948	239,197	2%	287,301	250,153	2%	99%	—%	—%	—%	1%
Non-agency MBS	735,014	636,330	6%	808,762	692,078	6%	96%	—%	1%	1%	2%
Corporate debt securities	643,500	534,644	4%	653,500	526,166	5%	—%	32%	65%	3%	—%
Foreign government bonds	244,744	235,343	2%	244,803	233,880	2%	46%	54%	—%	—%	—%
Asset-backed securities	33,445	32,643	0%	35,086	34,715	0%	30%	45%	25%	—%	—%
Collateralized loan obligations	44,500	44,492	0%	44,500	44,493	1%	100%	—%	—%	—%	—%
Total AFS debt securities	$13,035,258	$12,488,913	100%	$11,505,775	$10,846,811	100%	94%	3%	3%	0%	0%
HTM debt securities:
U.S. Treasury securities	$537,851	$514,767	21%	$535,080	$499,858	21%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE debt securities	1,005,738	838,222	34%	1,004,479	804,220	34%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE MBS (4)	1,162,624	944,681	39%	1,190,221	943,134	39%	100%	—%	—%	—%	—%
Municipal securities	186,769	139,577	6%	187,633	140,542	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,892,982	$2,437,247	100%	$2,917,413	$2,387,754	100%	100%	—%	—%	—%	—%
Total debt securities	$15,928,240	$14,926,160		$14,423,188	$13,234,565

(1)Credit ratings represent independent assessments of the credit quality of debt securities. The Company determines the credit rating of a debt security based on the lowest rating assigned by any of the nationally recognized statistical rating organizations (“NRSROs”) that have rated the security. Investment grade debt securities are those with ratings similar to BBB- or above (as defined by NRSROs), and are generally considered by the rating agencies and market participants to be low credit risk. Ratings percentages are allocated based on fair value.
(2)For debt securities not rated by NRSROs, factors such as the priority in collections within the securitization structure, and whether contractual payments have historically been on time are considered in determining the credit risk of such securities.
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $8.9 billion of amortized cost and fair value as of June 30, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(4)Includes GNMA HTM debt securities totaling $82 million of amortized cost and $65 million of fair value as of June 30, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

The Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.3 and 6.7, respectively, as of June 30, 2025, compared with 2.4 and 7.0, respectively, as of December 31, 2024. The AFS debt securities’ effective duration was relatively unchanged, while the HTM debt securities’ effective duration declined slightly due to the downward shift in the yield curve and portfolio seasoning.

Available-for-Sale Debt Securities

AFS debt securities increased $1.6 billion or 15% from December 31, 2024 to $12.5 billion as of June 30, 2025, primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $546 million as of June 30, 2025, compared with $659 million as of December 31, 2024.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2025 and December 31, 2024. There was no allowance for credit losses provided against the AFS debt securities as of both June 30, 2025 and December 31, 2024. Additionally, there were no credit losses recognized in earnings for the second quarters and first halves of 2025 and 2024.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or GSE. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both June 30, 2025 and December 31, 2024.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2024 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. The composition of the loan portfolio as of June 30, 2025 was similar to the composition as of December 31, 2024.

The following charts present the composition of the Company’s loans held-for-investment portfolio by loan type as of June 30, 2025 and December 31, 2024:

Total loans held-for-investment of $55.0 billion as of June 30, 2025 increased $1.2 billion or 2% from December 31, 2024, reflecting well-balanced growth across our major loan types. For additional information on our loans held-for-investment outstanding balances, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio, which includes C&I and total CRE loans, comprised 69% and 70% of total loans held-for-investment as of June 30, 2025 and December 31, 2024, respectively. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $26.6 billion and $25.8 billion as of June 30, 2025 and December 31, 2024, respectively, with a utilization rate of 67% as of both dates. As of June 30, 2025, total C&I loans were $17.8 billion, up $426 million or 2% from December 31, 2024. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including but not limited to commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.0 billion and $845 million as of June 30, 2025 and December 31, 2024, respectively. The majority of the C&I loans had variable interest rates as of both June 30, 2025 and December 31, 2024.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Industry:
Real estate investment & management	$2,322,603	13%	$2,381,186	14%
Capital call lending	2,222,265	13%	2,230,457	13%
Media & entertainment	2,126,192	12%	2,031,242	12%
Manufacturing & wholesale	1,182,092	7%	1,074,073	6%
Financial services	1,074,664	6%	1,005,216	6%
Infrastructure & clean energy	1,061,577	6%	963,165	6%
Food production & distribution	789,613	4%	664,135	4%
Tech & telecom	724,722	4%	770,521	4%
Healthcare services	711,409	4%	685,549	4%
Hospitality & leisure	599,803	3%	575,815	3%
Oil & gas	568,383	3%	576,605	3%
Art finance	537,693	3%	548,065	3%
Other	3,901,865	22%	3,891,129	22%
Total C&I	$17,822,881	100%	$17,397,158	100%

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both June 30, 2025 and December 31, 2024. The following table summarizes the Company’s total CRE loans by property type as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
($ in thousands)	Amount	%	Weighted Avg. LTV (%) (1)	Amount	%	Weighted Avg. LTV (%) (1)
Property types:
Multifamily	$4,978,915	24%	50%	$4,953,442	24%	51%
Retail	4,459,930	22%	47%	4,347,032	21%	48%
Industrial	4,101,875	20%	47%	3,972,389	20%	46%
Hotel	2,382,772	12%	51%	2,404,385	12%	52%
Office	2,167,449	10%	52%	2,125,210	11%	54%
Healthcare	819,732	4%	51%	788,806	4%	52%
Construction and land	709,713	3%	49%	666,162	3%	49%
Other	1,047,017	5%	49%	1,017,518	5%	50%
Total CRE loans	$20,667,403	100%	49%	$20,274,944	100%	50%

(1)Weighted average LTV is based on most recent LTV, using the most recent available appraisal and current loan commitment.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2025 and December 31, 2024. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	June 30, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,703,705	52%	$2,290,651	46%	$258,867	36%	$10,253,223	49%
Northern California	2,754,840	18%	957,478	19%	176,235	25%	3,888,553	19%
California	10,458,545	70%	3,248,129	65%	435,102	61%	14,141,776	68%
Texas	1,184,273	8%	498,873	10%	134,590	19%	1,817,736	9%
New York	746,077	5%	263,918	5%	28,769	4%	1,038,764	5%
Washington	501,843	3%	158,780	3%	9,927	2%	670,550	3%
Arizona	313,649	2%	174,533	4%	34,696	5%	522,878	3%
Nevada	293,000	2%	150,182	3%	—	—%	443,182	2%
Other markets	1,481,388	10%	484,500	10%	66,629	9%	2,032,517	10%
Total loans	$14,978,775	100%	$4,978,915	100%	$709,713	100%	$20,667,403	100%

	December 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,516,638	51%	$2,316,404	47%	$230,297	35%	$10,063,339	50%
Northern California	2,693,768	19%	992,406	20%	163,633	24%	3,849,807	19%
California	10,210,406	70%	3,308,810	67%	393,930	59%	13,913,146	69%
Texas	1,091,626	8%	467,796	9%	131,963	20%	1,691,385	8%
New York	732,694	5%	249,357	5%	44,597	7%	1,026,648	5%
Washington	493,972	3%	155,022	3%	10,401	1%	659,395	3%
Arizona	348,877	2%	182,955	4%	23,903	4%	555,735	3%
Nevada	293,927	2%	139,292	3%	—	—%	433,219	2%
Other markets	1,483,838	10%	450,210	9%	61,368	9%	1,995,416	10%
Total loans	$14,655,340	100%	$4,953,442	100%	$666,162	100%	$20,274,944	100%

The percentage of total CRE loans located in California was 68% and 69%, as of June 30, 2025 and December 31, 2024, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties and Risks Related to Financial Matters in the Company’s 2024 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both June 30, 2025 and December 31, 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers derivative hedging products to our customers to manage their interest rate risks. As of June 30, 2025, of the 57% of our CRE portfolio that had variable rates, 53% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 57% of our CRE portfolio that had variable rates, 54% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of June 30, 2025, of the 48% of our multifamily residential portfolio that had variable rates, 52% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 50% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $541 million in loans outstanding, and $405 million in unfunded commitments as of June 30, 2025, compared with $506 million in loans outstanding, and $391 million in unfunded commitments as of December 31, 2024. Land loans totaled $169 million and $160 million as of June 30, 2025 and December 31, 2024, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential mortgage loan size was $438 thousand and $437 thousand as of June 30, 2025 and December 31, 2024, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography as of June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,760,644	40%	$856,098	46%	$6,616,742	40%
Northern California	1,919,265	13%	389,595	21%	2,308,860	14%
California	7,679,909	53%	1,245,693	67%	8,925,602	54%
New York	4,188,356	29%	285,076	15%	4,473,432	27%
Washington	731,831	5%	192,798	11%	924,629	6%
Massachusetts	493,667	3%	63,756	4%	557,423	4%
Georgia	491,093	3%	22,174	1%	513,267	3%
Nevada	474,807	3%	35,942	2%	510,749	3%
Texas	497,550	4%	—	—%	497,550	3%
Other markets	12,784	0%	5,526	0%	18,310	0%
Total	$14,569,997	100%	$1,850,965	100%	$16,420,962	100%
Lien priority:
First mortgage	$14,569,997	100%	$1,326,720	72%	$15,896,717	97%
Junior lien mortgage	—	—%	524,245	28%	524,245	3%
Total	$14,569,997	100%	$1,850,965	100%	$16,420,962	100%

	December 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,475,929	39%	$853,858	47%	$6,329,787	39%
Northern California	1,825,462	13%	379,692	21%	2,205,154	14%
California	7,301,391	52%	1,233,550	68%	8,534,941	53%
New York	4,303,815	31%	266,529	15%	4,570,344	29%
Washington	715,968	5%	187,220	10%	903,188	6%
Massachusetts	457,147	3%	66,181	4%	523,328	3%
Georgia	466,790	3%	20,040	1%	486,830	3%
Nevada	447,097	3%	32,578	2%	479,675	3%
Texas	468,461	3%	—	—%	468,461	3%
Other markets	14,777	0%	5,530	0%	20,307	0%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%
Lien priority:
First mortgage	$14,175,446	100%	$1,322,957	73%	$15,498,403	97%
Junior lien mortgage	—	—%	488,671	27%	488,671	3%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%

Consumer — Single-Family Residential Loans. The Company offers a variety of single-family residential mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its single-family residential loans as of both June 30, 2025 and December 31, 2024. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of both June 30, 2025 and December 31, 2024. These loans have historically experienced low delinquency and loss rates.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.4 billion and $5.3 billion as of June 30, 2025 and December 31, 2024, respectively, with a utilization rate of 34% as of both dates. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 72% and 73% of total outstanding HELOCs as of June 30, 2025 and December 31, 2024, respectively. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 46% as of both June 30, 2025 and December 31, 2024. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate as of both June 30, 2025 and December 31, 2024.

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

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$960,724	1%	$730,227	1%
AFS debt securities (1)	$718,823	1%	$752,840	1%
Loans held-for-investment (2)	$1,053,095	1%	$968,973	1%
Total assets	$2,737,676	4%	$2,474,447	3%
China subsidiary bank branches:
Cash and cash equivalents	$621,719	1%	$656,971	1%
AFS debt securities (3)	$126,855	0%	$127,582	0%
Loans held-for-investment (2)	$1,197,582	2%	$1,141,444	2%
Total assets	$2,035,424	3%	$1,971,922	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of June 30, 2025 and December 31, 2024.
(2)Comprised primarily of C&I loans as of both June 30, 2025 and December 31, 2024.
(3)Comprised of foreign government bonds as of both June 30, 2025 and December 31, 2024.

The following table presents the total revenue generated by the Company’s international branches for the second quarters and first halves of 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$17,791	3%	$15,420	2%	$35,604	3%	$33,513	3%
China subsidiary bank branches:
Total revenue	$6,740	1%	$7,320	1%	$14,492	1%	$14,764	1%

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table summarizes the Company’s deposits by product type as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$15,470,239	24%	$15,450,428	24%	$19,811	0%
Interest-bearing checking	8,143,893	12%	7,940,692	13%	203,201	3%
Money market	15,420,318	24%	14,816,511	23%	603,807	4%
Savings	1,683,703	3%	1,751,620	3%	(67,917)	(4)%
Time deposits	24,311,340	37%	23,215,772	37%	1,095,568	5%
Total deposits	$65,029,493	100%	$63,175,023	100%	$1,854,470	3%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $65.0 billion as of June 30, 2025 increased $1.9 billion from December 31, 2024, primarily due to growth in time deposits and money market deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of June 30, 2025 and December 31, 2024:

			Change
($ in thousands)	June 30, 2025	December 31, 2024	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$33,407,064	$32,832,926	$574,138	2%
Commercial Banking - U.S. (1)	23,595,005	23,405,769	189,236	1%
International Branches (2)	3,579,005	3,412,262	166,743	5%
Treasury and Other - U.S. (3)	4,448,419	3,524,066	924,353	26%
Total deposits	$65,029,493	$63,175,023	$1,854,470	3%

(1)Excludes deposits presented under International Branches.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. branches are insured by the FDIC for up to $250,000 per depositor, per ownership category. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report as of June 30, 2025 and December 31, 2024, after certain adjustments:

($ in thousands)		June 30, 2025	December 31, 2024
Uninsured deposits, per regulatory requirements (1)		$32,156,850	$32,767,680
Less: Collateralized deposits		(4,872,602)	(4,781,377)
Affiliate deposits		(114,393)	(485,824)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$27,169,855	$27,500,479

Total domestic deposits per Call Report	(b)	$61,685,067	$60,326,394
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	44%	46%

(1)Uninsured deposits, per regulatory requirements, represent the portion of deposit accounts in U.S. branches that exceed the FDIC insurance limit as reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report.

Additional information regarding the impact of deposits on net interest income, with a comparison of average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. See also the discussion of the impact of deposits on liquidity in Item 2. MD&A — Liquidity Risk Management in this Form 10-Q.

Capital

The Company maintains a strong capital base to support its anticipated asset growth, operating needs, and credit risk exposures, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The Company engages in regular capital planning processes on at least an annual basis to optimize the use of available capital and to appropriately plan for future capital needs, allocating capital to existing and future business activities. Furthermore, the Company conducts capital stress tests as part of its capital planning process. The stress tests enable the Company to assess the impact of adverse changes in the economy and interest rates on its capital base.

The Company’s stockholders’ equity as of June 30, 2025 increased $479 million or 6% to $8.2 billion from December 31, 2024. The increase was primarily due to $601 million of net income and $123 million of other comprehensive income, partially offset by $168 million of cash dividends declared and $106 million of common stock repurchases from the open market and also in the form of tax withholding on vested restricted stock units. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of East West common stock, which will remain valid until December 31, 2026. The Company repurchased $3 million and $41 million of its common stock during the second quarters of 2025 and 2024, respectively, and $88 million and $123 million of common stock in the first halves of 2025 and 2024, respectively.

The Company paid a quarterly common stock cash dividend of $0.60 and $0.55 per share during the second quarters of 2025 and 2024, respectively. In July 2025, the Company’s Board of Directors declared a third quarter 2025 cash dividend of $0.60 per share. The dividend is payable on August 15, 2025, to stockholders of record as of August 4, 2025.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2025 and December 31, 2024 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2025		December 31, 2024 (1)
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) capital (2)	14.5%	13.6%	14.3%	13.4%	4.5%	7.0%	6.5%
Tier 1 capital (3)	14.5%	13.6%	14.3%	13.4%	6.0%	8.5%	8.0%
Total capital	15.8%	14.9%	15.6%	14.7%	8.0%	10.5%	10.0%
Tier 1 leverage (2)	10.6%	10.0%	10.4%	9.8%	4.0%	4.0%	5.0%

(1)The Current Expected Credit Losses (“CECL”) transition provision permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Our capital ratios as of December 31, 2024 include a delay of 25% of the estimated impact of CECL on regulatory capital. The CECL transition was no longer in effect as of June 30, 2025.
(2)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(3)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both June 30, 2025 and December 31, 2024, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $1.3 billion to $56.3 billion from December 31, 2024. The increase in the risk-weighted assets was mainly due to loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, some of which are inherent to the financial services industry and others, which are more specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) program. The Company’s ERM program outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, market, operational, reputational, legal, compliance, Bank Secrecy Act/Anti-Money Laundering & Office of Foreign Assets Control, strategic, and technology risk.

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

The Company’s ERM program is executed along the three lines of defense model, which provides for a consistent and standardized risk management control environment across the enterprise. The first line of defense is comprised of revenue generating, operational and support units. The second line of defense is comprised of risk management and control functions that provide independent risk oversight of first line activities and report to the Chief Risk Officer. The Chief Risk Officer reports to both the ROC and the Chief Executive Officer. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”), who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Audit Committee. IAR provides management and the Audit Committee with an objective and independent assessment of the Bank’s credit profile and credit risk management processes. Further discussion and analysis of selected primary risk areas are discussed in the following subsections of Risk Management.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function, in connection with the ERM function, also evaluates and reports the overall credit risk exposure to senior management and the ROC, including concentration limits and key risk indicators. Reporting directly to the Board’s Audit Committee, the IAR function provides additional validation support to the Company’s robust credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality, and serves as an assurance function for the risk rating of the Company’s loan portfolios. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

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

The following table presents the Company’s criticized loans as of June 30, 2025 and December 31, 2024:

			Change
($ in thousands)	June 30, 2025	December 31, 2024	$	%
Criticized loans:
Special mention loans	$446,665	$447,290	$(625)	0%
Classified loans (1)	736,228	725,863	10,365	1%
Total criticized loans	$1,182,893	$1,173,153	$9,740	1%

Special mention loans to loans held-for-investment	0.81%	0.83%
Classified loans to loans held-for-investment	1.34%	1.35%
Criticized loans to loans held-for-investment	2.15%	2.18%

(1)Consists of substandard, doubtful and loss categories.

Criticized loans increased $10 million or 1%, to $1.2 billion during the first half of 2025, primarily driven by higher criticized CRE loans, partially offset by lower criticized C&I loans and multifamily residential loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment.

The following table presents nonperforming assets information as of June 30, 2025 and December 31, 2024:

			Change
($ in thousands)	June 30, 2025	December 31, 2024	$	%
Commercial:
C&I	$71,894	$86,165	$(14,271)	(17)%
CRE:
CRE	9,093	2,430	6,663	274%
Multifamily residential	327	4,572	(4,245)	(93)%
Construction and land	—	11,316	(11,316)	(100)%
Total CRE	9,420	18,318	(8,898)	(49)%
Consumer:
Residential mortgage:
Single-family residential	33,247	32,423	824	3%
HELOCs	24,756	22,046	2,710	12%
Total residential mortgage	58,003	54,469	3,534	6%
Other consumer	137	66	71	108%
Total nonaccrual loans	139,454	159,018	(19,564)	(12)%
OREO, net	32,224	35,077	(2,853)	(8)%
Total nonperforming assets	$171,678	$194,095	$(22,417)	(12)%
Nonperforming assets to total assets	0.22%	0.26%
Nonaccrual loans to loans held-for-investment	0.25%	0.30%
Allowance for loan losses to nonaccrual loans	545.28%	441.49%

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

Nonaccrual loans of $139 million as of June 30, 2025 decreased $20 million or 12% from December 31, 2024, primarily driven by a commercial nonaccrual loan that was transferred to OREO and the charge-offs of one commercial and one construction nonaccrual loan. As of June 30, 2025, $36 million or 26% of nonaccrual loans were less than 90 days delinquent. In comparison, $49 million or 31% of nonaccrual loans were less than 90 days delinquent as of December 31, 2024.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2025 and December 31, 2024:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	June 30, 2025	December 31, 2024	$	%	June 30, 2025	December 31, 2024
Commercial:
C&I	$13,094	$22,855	$(9,761)	(43)%	0.07%	0.13%
CRE:
CRE	30,958	5,640	25,318	449%	0.21%	0.04%
Multifamily residential	1,577	931	646	69%	0.03%	0.02%
Construction and land	8,897	927	7,970	NM	1.25%	0.14%
Total CRE	41,432	7,498	33,934	453%	0.20%	0.04%
Total commercial	54,526	30,353	24,173	80%	0.14%	0.08%
Consumer:
Residential mortgage:
Single-family residential	77,305	54,937	22,368	41%	0.53%	0.39%
HELOCs	19,498	19,364	134	1%	1.05%	1.07%
Total residential mortgage	96,803	74,301	22,502	30%	0.59%	0.46%
Other consumer	122	107	15	14%	0.24%	0.16%
Total consumer	96,925	74,408	22,517	30%	0.59%	0.46%
Total	$151,451	$104,761	$46,690	45%	0.28%	0.19%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both June 30, 2025 and December 31, 2024.

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

The following table presents an allocation of the allowance for loan losses by loan portfolio segments and unfunded credit commitments as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
Allowance for loan losses
Commercial:
C&I	$442,291	33%	$384,319	32%
CRE:
CRE	212,618	27%	218,677	28%
Multifamily residential	29,073	9%	32,117	9%
Construction and land	17,856	1%	17,497	1%
Total CRE	259,547	37%	268,291	38%
Total commercial	701,838	70%	652,610	70%
Consumer:
Residential mortgage:
Single-family residential	51,997	27%	44,816	27%
HELOCs	5,256	3%	3,132	3%
Total residential mortgage	57,253	30%	47,948	30%
Other consumer	1,325	0%	1,494	0%
Total consumer	58,578	30%	49,442	30%
Total allowance for loan losses	$760,416	100%	$702,052	100%
Allowance for unfunded credit commitments	$45,307		$39,526
Total allowance for credit losses	$805,723		$741,578
Loans held-for-investment	$54,961,184		$53,726,637
Allowance for loan losses to loans held-for-investment	1.38%		1.31%

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average loans held-for-investment	$54,281,289	$51,916,328	$53,812,106	$51,920,323
Net charge-offs	$14,651	$23,135	$29,932	$45,712
Annualized net charge-offs to average loans held-for-investment	0.11%	0.18%	0.11%	0.18%

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

The Company also maintains a Contingency Funding Plan that utilizes early-warning indicators that are monitored to provide timely detection of adverse liquidity situations and enable management to promptly respond. The Contingency Funding Plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified emerging liquidity problem. Management monitors the early-warning indicators defined in the Contingency Funding Plan, which include metrics for measuring the Company’s internal liquidity status as well as company-specific and market-wide external factors. When early warning indicators are triggered, management will evaluate the severity of the emerging liquidity problem and exercise appropriate management actions to address any liquidity and funding shortfalls.

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $65.0 billion as of June 30, 2025, compared with $63.2 billion as of December 31, 2024. The Company’s loan-to-deposit ratio was 85% as of both June 30, 2025 and December 31, 2024. See Item 2. — MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q for further details related to the Company’s deposits.

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

Sources of funding included $3.5 billion of FHLB advances as of both June 30, 2025 and December 31, 2024. FHLB advances as of June 30, 2025 had fixed and floating interest rates ranging from 3.87% to 4.64% with remaining maturities between two months and 1.5 years. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both June 30, 2025 and December 31, 2024, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 9 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

Unencumbered loans and/or debt securities are pledged to the FHLB and the FRB discount window as collateral. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated below its established risk limits for liquidity measures as of June 30, 2025. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its liquidity in the form of cash and cash equivalents and borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of June 30, 2025 and December 31, 2024:

			Change
($ in thousands)	June 30, 2025	December 31, 2024	$	%
Cash and cash equivalents	$4,409,941	$5,250,742	$(840,801)	(16)%
Interest-bearing deposits with banks	104,535	48,198	56,337	117%
Unused secured borrowing capacity from:
FHLB	10,493,425	9,928,152	565,273	6%
FRB (1)	13,068,514	12,383,005	685,509	6%
Unpledged securities	9,516,274	7,819,531	1,696,743	22%
Total available liquidity	$37,592,689	$35,429,628	$2,163,061	6%

(1)The Company had no outstanding borrowings with the FRB as of June 30, 2025 and December 31, 2024.

The Company’s total available liquidity increased to $37.6 billion as of June 30, 2025, compared with $35.4 billion as of December 31, 2024. The increase in borrowing capacity was primarily due to an increase in securities available to be pledged and loans pledged.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of June 30, 2025 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the first halves of 2025 and 2024. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2024 Form 10-K. East West held $427 million and $395 million in on-hand liquidity as of June 30, 2025 and December 31, 2024, respectively. On-hand liquidity generally comprises cash and cash equivalents due from banks, and short-term AFS securities that mature within 30 days. Management believes that East West has sufficient liquidity to meet the projected cash obligations for the coming year.

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

As of June 30, 2025, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2024 Form 10-K.

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

The Company measures and monitors interest rate risk exposure through various risk management tools, which include a simulation model that performs monthly interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The simulation model incorporates the market’s forward rate expectations and the Company’s earning assets and liabilities. The Company uses a dynamic balance sheet, incorporating expected forward growth and/or deposit product mix shift to perform the interest rate sensitivity analyses. The simulated interest rate scenarios include an instantaneous parallel shift in the yield curve and a gradual parallel shift in the yield curve (“linear rate ramp”). In addition, the Company also performs simulations using other alternative interest rate scenarios, including various permutations of the yield curve flattening, steepening or inverting. The Company uses the results of these simulations to formulate and gauge strategies to achieve a desired risk profile within its capital and liquidity guidelines.

The Company’s net interest income volatility simulations are based on a dynamic balance sheet approach and market forward rates to better reflect the interest rate risk on the Company’s financial statements. The Company’s simulation scenarios use parallel shocks for both instantaneous and gradual net interest income simulations, as well as economic value of equity (“EVE”) simulations. These simulations conform with industry-standard scenario definitions and enhance interpretability and comparability.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. For the six months ended June 30, 2025, the Company assumed a weighted-average beta of 56%, an increase of approximately 1% from December 31, 2024. The increase was primarily due to deposit product mix changes.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of June 30, 2025 and December 31, 2024, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	June 30, 2025	December 31, 2024
+200	5.3%	4.7%
+100	3.6%	3.5%
-100	(4.0)%	(4.0)%
-200	(7.0)%	(7.4)%

(1)The percentage change represents net interest income change over a 12-month period under market implied forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, the net interest income volatility expressed in relation to base-case net interest income increased slightly under rising rate scenarios and decreased modestly under falling rate scenarios as of June 30, 2025. These changes reflect deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	June 30, 2025	December 31, 2024
+200 Rate ramp	3.8%	4.3%
+100 Rate ramp	1.9%	2.3%
-100 Rate ramp	(1.9)%	(2.4)%
-200 Rate ramp	(3.5)%	(4.6)%

As of June 30, 2025, the Company’s net interest income profile reflects an asset sensitive position, where assets reprice faster or more significantly than liabilities. Net interest income is expected to increase when interest rates rise as the Company has a large population of variable rate loans, primarily tied to Prime and Term Secured Overnight Financing Rate (“SOFR”) indices. The Company’s interest income is sensitive to changes in short-term interest rates. As of June 30, 2025, the Company designated interest rate contracts with a notional amount of $4.3 billion as cash flow hedges, which reduced net interest income volatility by approximately 1.47% of the base net interest income for every 100 bp change in interest rate.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of June 30, 2025 and December 31, 2024.

	Economic Value of Equity Volatility (1)
Change in Interest Rates (in bps)	June 30, 2025	December 31, 2024
+200	(13.4)%	(12.5)%
+100	(6.2)%	(5.2)%
-100	4.9%	4.6%
-200	9.5%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of June 30, 2025, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

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

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely comparable to the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component of the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities and to meet funding needs in certain foreign currencies.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2025, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following tables summarize certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$3,000,000	$15,975	$3,131	6.24%	6.97%		25.6
Interest rate swaps - Receive fixed pay floating - Forward starting	1,000,000	25,235	—	3.90%	N/A	(2)	61.8
Interest rate collars - Buy floor sell cap	250,000	10	—	Cap: 4.58% Floor: 1.50%	4.32%		11.0
Total cash flow hedges	$4,250,000	$41,220	$3,131

	December 31, 2024
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (In months)
Cash flow hedges
Derivative Contracts Hedging Loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$1,808	$29,102	4.95%	6.47%		23.8
Interest rate swaps - Receive fixed pay floating - Forward starting	1,000,000	3,839	5,893	3.90%	N/A	(2)	67.8
Interest rate collars - Buy floor sell cap	250,000	—	216	Cap: 4.58% Floor: 1.50%	4.55%		17.0
Total cash flow hedges	$5,250,000	$5,647	$35,211

(1)Floating rates are indexed to SOFR or Prime.
(2)Forward starting swaps are effective starting from July 2025 through October 2025.

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

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2025	2024	2025	2024
Net income	(a)	$310,253	$288,230	$600,523	$573,305
Add: Amortization of mortgage servicing assets		316	332	609	640
Tax effect of amortization adjustment (1)		(89)	(98)	(172)	(189)
Tangible net income (non-GAAP)	(b)	$310,480	$288,464	$600,960	$573,756
Average stockholders’ equity	(c)	$8,069,982	$7,087,500	$7,970,083	$7,040,029
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average mortgage servicing assets		(4,825)	(6,110)	(4,971)	(6,292)
Average tangible book value (non-GAAP)	(d)	$7,599,460	$6,615,693	$7,499,415	$6,568,040

ROAE (2)	(a)/(c)	15.42%	16.36%	15.19%	16.38%
ROATCE (2) (non-GAAP)	(b)/(d)	16.39%	17.54%	16.16%	17.57%

(1)Applied statutory tax rate of 28.18% for the three and six months ended June 30, 2025, and 29.56% for the three and six months ended June 30, 2024.
(2)Annualized.

($ and shares in thousands, except per share data)		June 30, 2025	December 31, 2024
Stockholders’ equity	(a)	$8,201,767	$7,723,054
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(4,628)	(5,234)
Tangible book value (non-GAAP)	(b)	$7,731,442	$7,252,123

Number of common shares at period-end	(c)	137,816	138,437
Book value per share	(a)/(c)	$59.51	$55.79
Tangible book value per share (non-GAAP)	(b)/(c)	$56.10	$52.39

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the second quarter of 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2) (3)
April	—	$—	—	$244
May	25,087	$89.62	25,087	$242
June	900	$89.82	900	$241
Second quarter	25,987	$89.63	25,987

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)Excludes excise taxes and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(3)On January 22, 2025, the Company’s Board of Directors authorized the additional repurchase of $300 million of its common stock, which will remain valid until December 31, 2026.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
AOCI	Accumulated other comprehensive (loss) income	IAR	Independent Asset Review
ASC	Accounting Standards Codification	IDI	Insured deposit institution
ASU	Accounting Standards Update	LCH	London Clearing House
BTFP	Bank Term Funding Program	LGD	Loss given default
C&I	Commercial and industrial	LTV	Loan-to-value
CARB	California Air Resources Board	MBS	Mortgage-backed securities
CECL	Current expected credit Losses	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CET1	Common Equity Tier 1	MMBTU	Million British thermal unit
CFPB	Consumer Financial Protection Bureau	NAV	Net asset value
CLO	Collateralized loan obligation	NRSRO	Nationally recognized statistical rating organizations
CME	Chicago Mercantile Exchange	OBBBA	The One Big Beautiful Bill Act
CODM	Chief operating decision maker	OREO	Other real estate owned
CRA	Community Reinvestment Act	PAM	Proportional amortization method
CRE	Commercial real estate	PD	Probability of default
EPS	Earnings per share	RMB	Chinese Renminbi
ERM	Enterprise risk management	ROAE	Return on average common equity
EVE	Economic value of equity	ROATCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	ROC	Risk Oversight Committee
FHLB	Federal Home Loan Bank	RPA	Credit risk participation agreement
FRB	Federal Reserve Bank	RSU	Restricted stock unit
FTP	Funds transfer pricing	SBLC	Standby letter of credit
GAAP	Generally accepted accounting principles	SEC	U.S. Securities and Exchange Commission
GDP	Gross Domestic Product	SOFR	Secured Overnight Financing Rate
GHG	Greenhouse gas	U.S.	United States
GNMA	Government National Mortgage Association	USD	U.S. dollar
GSE	Government-sponsored entities

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2025

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer