Form 10-Q
period 2025-09-30
EAST WEST BANCORP INC
filed 2025-11-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,585,604 shares as of October 31, 2025.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$676,547	$360,734
Interest-bearing cash with banks	4,017,647	4,890,008
Cash and cash equivalents	4,694,194	5,250,742
Interest-bearing deposits with banks	68,200	48,198
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $13,189,313 and $11,505,775)	12,741,152	10,846,811
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,467,362 and $2,387,754)	2,880,682	2,917,413
Loans held-for-sale	19,596	—
Loans held-for-investment (net of allowance for loan and lease losses (“ALLL”) of $790,520 and $702,052)	54,976,252	53,024,585
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	982,247	926,640
Premises and equipment (net of accumulated depreciation of $172,491 and $166,154)	78,615	82,233
Operating lease right-of-use assets	77,855	81,967
Goodwill	465,697	465,697
Other assets	2,260,041	1,907,189
TOTAL	$79,669,531	$75,976,475
LIABILITIES
Deposits:
Noninterest-bearing	$16,141,954	$15,450,428
Interest-bearing	50,445,602	47,724,595
Total deposits	66,587,556	63,175,023
Short-term borrowings	9,851	—
Federal Home Loan Bank (“FHLB”) advances	3,000,000	3,500,000
Securities sold under repurchase agreements (“repurchase agreements”)	53,489	—
Long-term debt and finance lease liabilities	35,707	35,974
Operating lease liabilities	83,998	89,263
Accrued expenses and other liabilities	1,316,130	1,453,161
Total liabilities	71,086,731	68,253,421
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 170,463,795 and 169,925,379 shares issued	170	170
Additional paid-in capital	2,096,227	2,030,712
Retained earnings	8,028,882	7,311,542
Treasury stock, at cost 32,895,735 and 31,488,080 shares	(1,166,922)	(1,034,110)
Accumulated other comprehensive loss (“AOCI”), net of tax	(375,557)	(585,260)
Total stockholders’ equity	8,582,800	7,723,054
TOTAL	$79,669,531	$75,976,475

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$919,518	$887,353	$2,625,625	$2,622,183
Debt securities	158,562	123,983	460,134	311,107
Resale agreements	1,616	1,663	4,850	9,663
Restricted equity securities	2,866	2,840	8,682	7,129
Interest-bearing cash and deposits with banks	47,170	60,060	121,242	183,848
Total interest and dividend income	1,129,732	1,075,899	3,220,533	3,133,930
INTEREST EXPENSE
Deposits	414,637	454,071	1,207,206	1,291,752
Federal funds purchased and other short-term borrowings	3	16	10	42,154
FHLB advances	36,740	48,261	114,919	104,840
Repurchase agreements	148	49	1,577	142
Long-term debt and finance lease liabilities	674	780	2,016	3,952
Total interest expense	452,202	503,177	1,325,728	1,442,840
Net interest income before provision for credit losses	677,530	572,722	1,894,805	1,691,090
Provision for credit losses	36,000	42,000	130,000	104,000
Net interest income after provision for credit losses	641,530	530,722	1,764,805	1,587,090
NONINTEREST INCOME
Commercial and consumer deposit-related fees	28,409	26,815	82,349	77,412
Lending and loan servicing fees	27,605	26,453	79,421	73,718
Foreign exchange income	14,491	13,569	44,043	37,962
Wealth management fees	14,562	10,683	38,966	28,798
Customer derivative income (loss), net of mark-to-market adjustments	6,124	(706)	12,394	8,808
Net gains on AFS debt securities	57	145	934	1,979
Other investment income	705	2,800	3,645	6,201
Other income	8,564	4,636	17,045	12,175
Total noninterest income	100,517	84,395	278,797	247,053
NONINTEREST EXPENSE
Compensation and employee benefits	175,585	135,464	466,861	410,864
Occupancy and equipment expense	16,970	17,001	48,948	48,016
Deposit account expense	8,851	12,229	27,241	36,467
Computer and software related expenses	12,949	11,436	39,709	34,172
Deposit insurance premiums and regulatory assessments	8,644	9,178	28,162	39,535
Other operating expense	38,231	34,892	116,499	104,193
Amortization of tax credit and CRA investments	15,693	5,600	57,671	34,859
Total noninterest expense	276,923	225,800	785,091	708,106
INCOME BEFORE INCOME TAXES	465,124	389,317	1,258,511	1,126,037
Income tax expense	96,730	90,151	289,594	253,566
NET INCOME	$368,394	$299,166	$968,917	$872,471
EARNINGS PER SHARE (“EPS”)
BASIC	$2.68	$2.16	$7.03	$6.28
DILUTED	$2.65	$2.14	$6.97	$6.23
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	137,676	138,606	137,897	138,997
DILUTED	138,942	139,648	139,090	139,939

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$368,394	$299,166	$968,917	$872,471
Other comprehensive income, net of tax:
Net changes in unrealized gains on AFS debt securities	78,845	132,028	150,518	137,227
Amortization of unrealized losses on debt securities transferred from AFS to HTM	4,102	2,765	8,015	8,161
Net changes in unrealized gains on cash flow hedges	1,802	83,202	51,211	36,519
Foreign currency translation adjustments	2,074	(1,126)	(41)	1,385
Other comprehensive income	86,823	216,869	209,703	183,292
COMPREHENSIVE INCOME	$455,217	$516,035	$1,178,620	$1,055,763

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JULY 1, 2024	138,604,437	$2,007,558	$6,873,653	$(1,011,924)	$(654,173)	$7,215,114
Net income	—	—	299,166	—	—	299,166
Other comprehensive income	—	—	—	—	216,869	216,869
Issuance of common stock pursuant to various stock compensation plans and agreements	5,948	10,717	—	—	—	10,717
Repurchase of common stock pursuant to various stock compensation plans and agreements	(1,132)	—	—	(95)	—	(95)
Cash dividends on common stock ($0.55 per share)	—	—	(77,232)	—	—	(77,232)
BALANCE, SEPTEMBER 30, 2024	138,609,253	$2,018,275	$7,095,587	$(1,012,019)	$(437,304)	$7,664,539
BALANCE, JULY 1, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767
Net income	—	—	368,394	—	—	368,394
Other comprehensive income	—	—	—	—	86,823	86,823
Issuance of common stock pursuant to various stock compensation plans and agreements	18,337	36,112	—	—	—	36,112
Repurchase of common stock pursuant to various stock compensation plans and agreements	(8,608)	—	—	(896)	—	(896)
Repurchase of common stock pursuant to the stock repurchase program	(257,760)	—	—	(25,667)	—	(25,667)
Cash dividends on common stock ($0.60 per share)	—	—	(83,733)	—	—	(83,733)
BALANCE, SEPTEMBER 30, 2025	137,568,060	$2,096,397	$8,028,882	$(1,166,922)	$(375,557)	$8,582,800

	Common Stock and Additional Paid-in Capital		Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2024	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (1)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	872,471	—	—	872,471
Other comprehensive income	—	—	—	—	183,292	183,292
Issuance of common stock pursuant to various stock compensation plans and agreements	516,125	37,288	—	—	—	37,288
Repurchase of common stock pursuant to various stock compensation plans and agreements	(191,743)	—	—	(14,011)	—	(14,011)
Repurchase of common stock pursuant to the stock repurchase program	(1,742,496)	—	—	(123,221)		(123,221)
Cash dividends on common stock ($1.65 per share)	—	—	(232,632)	—	—	(232,632)
BALANCE, SEPTEMBER 30, 2024	138,609,253	$2,018,275	$7,095,587	$(1,012,019)	$(437,304)	$7,664,539
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	968,917	—	—	968,917
Other comprehensive income	—	—	—	—	209,703	209,703
Issuance of common stock pursuant to various stock compensation plans and agreements	538,416	65,515	—	—	—	65,515
Repurchase of common stock pursuant to various stock compensation plans and agreements	(205,559)	—	—	(18,933)	—	(18,933)
Repurchase of common stock pursuant to the stock repurchase program	(1,202,096)	—	—	(113,879)	—	(113,879)
Cash dividends on common stock ($1.80 per share)	—	—	(251,577)	—	—	(251,577)
BALANCE, SEPTEMBER 30, 2025	137,568,060	$2,096,397	$8,028,882	$(1,166,922)	$(375,557)	$8,582,800

(1)Represents the impact of the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on January 1, 2024.
See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$968,917	$872,471
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	130,000	104,000
Depreciation, amortization and accretion, net	158,939	150,468
Stock compensation costs	62,592	34,371
Deferred income tax benefit	(26,147)	(12,780)
Net gains on AFS debt securities	(934)	(1,979)
Net loss on other real estate owned (“OREO”) write-downs and sales	4,426	2,250
Loans held-for-sale:
Originations and purchases	(3,269)	(2,491)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	3,266	2,629
Net change in accrued interest receivable and other assets	(331,075)	58,797
Net change in accrued expenses and other liabilities	(173,587)	(295,554)
Other operating activities, net	(4,836)	(648)
Total adjustments	(180,625)	39,063
Net cash provided by operating activities	788,292	911,534
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in:
Affordable housing partnership, tax credit and CRA investments	(265,527)	(224,828)
Interest-bearing deposits with banks	(19,476)	(105,275)
AFS debt securities:
Proceeds from sales	606,685	1,361,386
Proceeds from repayments, maturities and redemptions	2,566,741	1,073,539
Purchases	(4,877,885)	(6,158,520)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	251,012	702,564
Purchases	(709,194)	(741,188)
Other changes in loans held-for-investment, net	(1,575,591)	(1,038,818)
Proceeds from sales of OREO	30,939	24,550
Proceeds from paydowns and maturities of resale agreements	—	360,000
Proceeds from repayments, maturities and redemptions of HTM debt securities	48,409	39,401
Redemption (purchases) of FHLB stock, net	13,888	(84,050)
Other investing activities, net	8,567	11,687
Net cash used in investing activities	(3,921,432)	(4,779,552)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	3,412,410	5,591,371
Net change in short-term borrowings	9,847	(4,500,000)
FHLB advances:
Proceeds	2,500,000	4,000,000
Repayments	(3,000,000)	(500,000)
Net change in repurchase agreements	53,489	—
Repayment of lease liabilities and junior subordinated debt	(627)	(117,226)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,721	1,580
Stock tendered for payment of withholding taxes	(18,974)	(14,011)
Repurchase of common stock pursuant to the stock repurchase program	(114,548)	(123,221)
Cash dividends paid	(251,439)	(232,132)
Net cash provided by financing activities	2,591,879	4,106,361
Effect of exchange rate changes on cash and cash equivalents	(15,287)	6,746
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(556,548)	245,089
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,250,742	4,614,984
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,694,194	$4,860,073

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,330,970	$1,584,127
Income taxes, net	$263,995	$241,491
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$270,451	$646,797
Loans transferred to OREO	$25,506	$67,379

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation, Current Accounting Developments and Summary of Significant Accounting Policies Update

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The unaudited interim Consolidated Financial Statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) include the accounts of East West, East West Bank and East West’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of September 30, 2025, East West has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust has not been consolidated by the Company.

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

New Accounting Pronouncements Adopted

The following standards were adopted on January 1, 2025, but they did not have a material impact on the Company’s Consolidated Financial Statements:

•Accounting Standards Update (“ASU”) 2023-05, Business Combinations — Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
•ASU 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements

Significant Accounting Policies Update

Stock-Based Compensation — The Company recognizes compensation expense related to stock awards over the requisite service period, generally based on the instruments’ grant-date fair value, reduced by expected forfeitures. Effective third quarter 2025, compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (“retirement-eligible employees”) is accrued over the service period required to earn the award prior to the grant date, in accordance with ASC 718-10-55-108. This change in the timing of recognition for awards that were granted to or are expected to be granted to retirement-eligible employees resulted in $27 million of additional compensation expense during the three months ended September 30, 2025. For more information on the Company’s accounting policies related to stock-based compensation, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. At times, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

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

On a monthly basis, the Company validates the valuations provided by third-party pricing service providers to ensure that the fair value determination is consistent with the applicable accounting guidance and that the financial instruments are properly classified in the fair value hierarchy. To perform this validation, the Company evaluates the fair values of securities by comparing the fair values provided by the third-party pricing service providers to prices from other available independent sources for the same securities. When significant variances in prices are identified, the Company further compares the inputs used by different sources to ascertain the reliability of these sources. On a quarterly basis, the Company reviews the valuation inputs and methodology furnished by third-party pricing service providers for each security category. On an annual basis, the Company assesses the reasonableness of broker pricing by reviewing the related pricing methodologies. This review includes corroborating pricing with market data, performing pricing input reviews under current market-related conditions, and investigating security pricing by instrument as needed.

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

Equity Securities — Equity securities consist of mutual funds and exchange-traded equity securities. The Company invests in these mutual funds for CRA purposes. The Company uses net asset value (“NAV”) information to determine the fair value of these equity securities. When NAV is available periodically and the equity securities can be redeemed at the publicly available NAV, the fair value of the equity securities is classified as Level 1. When NAV is available periodically, but the equity securities may not be readily marketable at its periodic NAV in the secondary market, the fair value of these equity securities is classified as Level 2. Exchange-traded equity securities are measured based on quoted prices on an active exchange market and classified as Level 1.

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

Equity Contracts — Equity contracts consist of warrants to purchase private company common or preferred stock, and any liability-classified contingently issuable shares of the Company. The fair value of the warrants is based on the Black-Scholes option pricing model. The model uses inputs such as the offering price observed in the most recent round of funding, stated strike price, warrant expiration date, risk-free interest rate based on duration-matched U.S. Treasury rate and equity volatility. The Company applies proxy volatilities based on the industry sectors of the private companies. The model values are then adjusted for a general lack of liquidity due to the private nature of the underlying companies. Since both equity volatility and liquidity discount assumptions are subject to management’s judgment, measurement uncertainty is inherent in the valuation of private company warrants. Due to the unobservable nature of the equity volatility and liquidity discount assumptions used in deriving the estimated fair value, warrants from private companies are classified as Level 3. On a quarterly basis, the changes in the fair value of warrants from private companies are reviewed for reasonableness, and a measurement of uncertainty analysis on the equity volatility and liquidity discount assumptions is performed.

In connection with the Company’s acquisition of a 49.99% equity interest in an investee during the third quarter of 2023, the Company granted 349 thousand performance-based restricted stock units (“RSUs”) as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on the investee meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and operating EBITDA of the investee to be achieved during the future performance period. These performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the unobservable nature of the input assumptions, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$856,215	$—	$—	$856,215
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	256,386	—	256,386
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	328,431	—	328,431
Residential mortgage-backed securities	—	9,683,435	—	9,683,435
Municipal securities	—	245,182	—	245,182
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	197,993	—	197,993
Residential mortgage-backed securities	—	403,678	—	403,678
Corporate debt securities	—	500,870	—	500,870
Foreign government bonds	—	237,019	—	237,019
Asset-backed securities	—	31,943	—	31,943
Total AFS debt securities	$856,215	$11,884,937	$—	$12,741,152
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$21,848	$4,303	$—	$26,151
Total affordable housing partnership, tax credit and CRA investments, net	$21,848	$4,303	$—	$26,151
Other assets:
Equity securities	$613	$—	$—	$613
Total other assets	$613	$—	$—	$613
Derivative assets:
Interest rate contracts	$—	$313,401	$—	$313,401
Foreign exchange contracts	—	45,999	—	45,999
Credit contracts	—	17	—	17
Equity contracts	—	—	547	547
Commodity contracts	—	48,465	—	48,465
Gross derivative assets	$—	$407,882	$547	$408,429
Netting adjustments (2)	$—	$(272,519)	$—	$(272,519)
Net derivative assets	$—	$135,363	$547	$135,910
Derivative liabilities:
Interest rate contracts	$—	$270,286	$—	$270,286
Foreign exchange contracts	—	40,964	—	40,964
Credit contracts	—	58	—	58
Equity contracts (3)	—	—	15,119	15,119
Commodity contracts	—	55,775	—	55,775
Gross derivative liabilities	$—	$367,083	$15,119	$382,202
Netting adjustments (2)	$—	$(107,154)	$—	$(107,154)
Net derivative liabilities	$—	$259,929	$15,119	$275,048

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$638,265	$—	$—	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	262,587	—	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	426,214	—	426,214
Residential mortgage-backed securities	—	7,738,260	—	7,738,260
Municipal securities	—	250,153	—	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	258,470	—	258,470
Residential mortgage-backed securities	—	433,608	—	433,608
Corporate debt securities	—	526,166	—	526,166
Foreign government bonds	—	233,880	—	233,880
Asset-backed securities	—	34,715	—	34,715
Collateralized loan obligation (“CLOs”)	—	44,493	—	44,493
Total AFS debt securities	$638,265	$10,208,546	$—	$10,846,811
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,817	$4,204	$—	$25,021
Total affordable housing partnership, tax credit and CRA investments, net	$20,817	$4,204	$—	$25,021
Other assets:
Equity securities	$568	$—	$—	$568
Total other assets	$568	$—	$—	$568
Derivative assets:
Interest rate contracts	$—	$385,311	$—	$385,311
Foreign exchange contracts	—	89,083	—	89,083
Credit contracts	—	1	—	1
Equity contracts	—	—	239	239
Commodity contracts	—	48,499	—	48,499
Gross derivative assets	$—	$522,894	$239	$523,133
Netting adjustments (2)	$—	$(427,292)	$—	$(427,292)
Net derivative assets	$—	$95,602	$239	$95,841
Derivative liabilities:
Interest rate contracts	$—	$414,172	$—	$414,172
Foreign exchange contracts	—	71,254	—	71,254
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	45,328	—	45,328
Gross derivative liabilities	$—	$530,766	$15,119	$545,885
Netting adjustments (2)	$—	$(112,284)	$—	$(112,284)
Net derivative liabilities	$—	$418,482	$15,119	$433,601

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $9.1 billion and $7.2 billion of fair value as of September 30, 2025 and December 31, 2024, respectively.
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

For the three and nine months ended September 30, 2025 and 2024, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company granted as part of EWBC’s consideration in an investment. There was no change in the fair value of the liability classified contingently issuable shares during the three and nine months ended September 30, 2025 and 2024. The following table provides a reconciliation of the beginning and ending balances of the warrant equity contracts for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Equity contracts
Beginning balance	$377	$240	$239	$336
Total losses included in earnings (1)	(13)	(8)	(131)	(104)
Issuances (2)	183	—	439	—
Ending balance	$547	$232	$547	$232

(1)Includes unrealized losses recorded in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Included in Lending and loan servicing fees on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of September 30, 2025 and December 31, 2024. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
September 30, 2025
Derivative assets:
Equity contracts	$547	Black-Scholes option pricing model	Equity volatility	34% — 53%	42%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % based on operating revenue and operating EBITDA of investee	84%	84%
December 31, 2024
Derivative assets:
Equity contracts	$239	Black-Scholes option pricing model	Equity volatility	38% — 57%	50%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % based on operating revenue and operating EBITDA of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of September 30, 2025 and December 31, 2024.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis may include certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO, and other nonperforming assets. Nonrecurring fair value adjustments may result from the impairment on certain individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$30,755	$30,755
Commercial real estate (“CRE”):
CRE	—	—	7,866	7,866
Total loans held-for-investment	$—	$—	$38,621	$38,621
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$976	$976
OREO (1)	$—	$—	$6,595	$6,595

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$48,384	$48,384
CRE:
CRE	—	—	1,678	1,678
Construction and land	—	—	11,316	11,316
Total commercial	—	—	61,378	61,378
Consumer:
Residential mortgage:
Single-family residential	—	—	108	108
Total consumer	—	—	108	108
Total loans held-for-investment	$—	$—	$61,486	$61,486
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$5,000	$5,000
OREO (1)	$—	$—	$19,386	$19,386

(1)Represents the carrying value of OREO property that was written down after its initial classification as OREO and included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Loans held-for-investment:
Commercial:
C&I	$(28,616)	$(266)	$(30,897)	$(16,025)
CRE:
CRE	—	89	(19,885)	—
Multifamily residential	—	(49)	—	(49)
Construction and land	—	(145)	—	(2,289)
Total CRE	—	(105)	(19,885)	(2,338)
Total commercial	(28,616)	(371)	(50,782)	(18,363)
Consumer:
Residential mortgage:
Single-family residential	—	10	—	(1,396)
Total consumer	—	10	—	(1,396)
Total loans held-for-investment	$(28,616)	$(361)	$(50,782)	$(19,759)
Affordable housing partnership, tax credit and CRA investments, net	(550)	—	(550)	—
OREO	(1,133)	—	(1,133)	(2,576)
Total nonrecurring fair value losses	$(30,299)	$(361)	$(52,465)	$(22,335)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of September 30, 2025 and December 31, 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
September 30, 2025
Loans held-for-investment	$17,844	Fair value of collateral	Discount	35% — 70%	41%	(1)
	$5,574	Fair value of collateral	Contract value	NM	NM
	$15,203	Fair value of property	Selling cost	8% — 20%	13%	(1)
Affordable housing partnership, tax credit and CRA investments, net	$976	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$6,595	Fair value of property	Selling cost	8%	8%

December 31, 2024
Loans held-for-investment	$910	Fair value of collateral	Discount	50%	50%
	$22,993	Fair value of collateral	Contract value	NM	NM
	$37,583	Fair value of property	Selling cost	8% — 20%	10%	(1)

Affordable housing partnership, tax credit and CRA investments, net	$5,000	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$19,386	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2025 and December 31, 2024.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of September 30, 2025 and December 31, 2024, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	September 30, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,694,194	$4,694,194	$—	$—	$4,694,194
Interest-bearing deposits with banks	$68,200	$—	$68,200	$—	$68,200
Resale agreements	$425,000	$—	$351,212	$—	$351,212
HTM debt securities	$2,880,682	$519,800	$1,947,562	$—	$2,467,362
Restricted equity securities, at cost	$152,536	$—	$152,536	$—	$152,536
Loans held-for-sale	$19,596	$—	$19,596	$—	$19,596
Loans held-for-investment, net	$54,976,252	$—	$—	$53,569,366	$53,569,366
Mortgage servicing rights	$4,362	$—	$—	$7,601	$7,601
Accrued interest receivable	$315,633	$—	$315,633	$—	$315,633
Financial liabilities:
Demand, checking, savings and money market deposits	$41,296,069	$—	$41,296,069	$—	$41,296,069
Time deposits	$25,291,487	$—	$25,287,515	$—	$25,287,515
Short-term borrowings	$9,851	$—	$9,851	$—	$9,851
FHLB advances	$3,000,000	$—	$3,002,069	$—	$3,002,069
Repurchase agreements	$53,489	$—	$53,489	$—	$53,489
Long-term debt	$32,239	$—	$31,629	$—	$31,629
Accrued interest payable	$56,703	$—	$56,703	$—	$56,703

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,250,742	$5,250,742	$—	$—	$5,250,742
Interest-bearing deposits with banks	$48,198	$—	$48,198	$—	$48,198
Resale agreements	$425,000	$—	$329,769	$—	$329,769
HTM debt securities	$2,917,413	$499,858	$1,887,896	$—	$2,387,754
Restricted equity securities, at cost	$165,259	$—	$165,259	$—	$165,259
Loans held-for-investment, net	$53,024,585	$—	$—	$51,328,254	$51,328,254
Mortgage servicing rights	$5,234	$—	$—	$8,822	$8,822
Accrued interest receivable	$316,392	$—	$316,392	$—	$316,392
Financial liabilities:
Demand, checking, savings and money market deposits	$39,959,251	$—	$39,959,251	$—	$39,959,251
Time deposits	$23,215,772	$—	$23,225,317	$—	$23,225,317
FHLB advances	$3,500,000	$—	$3,497,953	$—	$3,497,953
Long-term debt	$32,001	$—	$31,246	$—	$31,246
Accrued interest payable	$61,950	$—	$61,950	$—	$61,950

Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both September 30, 2025 and December 31, 2024.

Securities Purchased under Resale Agreements

Gross securities purchased under resale agreements were $425 million as of both September 30, 2025 and December 31, 2024.

Securities Sold under Repurchase Agreements

Gross repurchase agreements were $53 million as of September 30, 2025, which will mature in 2025. There were no repurchase agreements as of December 31, 2024.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master netting agreements that, in the event of default by the counterparty, provide the Company with the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting Repurchase and Reverse Repurchase Agreements. Collateral received includes securities and loans that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Securities received or pledged as collateral in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and are usually delivered to and held by third-party trustees.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024:

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
September 30, 2025
Resale agreements	$425,000	$—	$425,000	$(349,887)	$75,113

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet	Net Amount

				Collateral Pledged (2)
Repurchase agreements	$53,489	$—	$53,489	$(53,489)	$—

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)				Collateral Received (1)	Net Amount
December 31, 2024
Resale agreements	$425,000	$—	$425,000	$(329,603)	$95,397

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

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value by major categories of AFS and HTM debt securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$875,577	$640	$(20,002)	$—	$856,215
U.S. government agency and U.S. government-sponsored enterprise debt securities	288,368	—	(31,982)	—	256,386
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	359,373	97	(31,039)	—	328,431
Residential mortgage-backed securities	9,816,928	56,707	(190,200)	—	9,683,435
Municipal securities	282,015	21	(36,854)	—	245,182
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	224,699	—	(23,706)	(3,000)	197,993
Residential mortgage-backed securities	466,826	—	(63,148)	—	403,678
Corporate debt securities	596,900	—	(96,030)	—	500,870
Foreign government bonds	245,978	617	(9,576)	—	237,019
Asset-backed securities	32,649	—	(706)	—	31,943
Total AFS debt securities	13,189,313	58,082	(503,243)	(3,000)	12,741,152
HTM debt securities:
U.S. Treasury securities	539,255	—	(19,455)	—	519,800
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,006,602	—	(152,505)	—	854,097
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	476,530	—	(71,706)	—	404,824
Residential mortgage-backed securities	672,283	—	(129,010)	—	543,273
Municipal securities	186,012	—	(40,644)	—	145,368
Total HTM debt securities	2,880,682	—	(413,320)	—	2,467,362
Total debt securities	$16,069,995	$58,082	$(916,563)	$(3,000)	$15,208,514

Refer to table footnotes on the following page.

	December 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,300	$—	$(38,035)	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	—	(45,633)	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	472,535	886	(47,207)	426,214
Residential mortgage-backed securities	7,974,768	12,278	(248,786)	7,738,260
Municipal securities	287,301	38	(37,186)	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	294,235	2	(35,767)	258,470
Residential mortgage-backed securities	514,527	—	(80,919)	433,608
Corporate debt securities	653,500	—	(127,334)	526,166
Foreign government bonds	244,803	2,069	(12,992)	233,880
Asset-backed securities	35,086	—	(371)	34,715
CLOs	44,500	—	(7)	44,493
Total AFS debt securities	11,505,775	15,273	(674,237)	10,846,811
HTM debt securities:
U.S. Treasury securities	535,080	—	(35,222)	499,858
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	—	(200,259)	804,220
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	486,388	—	(91,461)	394,927
Residential mortgage-backed securities	703,833	—	(155,626)	548,207
Municipal securities	187,633	—	(47,091)	140,542
Total HTM debt securities	2,917,413	—	(529,659)	2,387,754
Total debt securities	$14,423,188	$15,273	$(1,203,896)	$13,234,565

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of September 30, 2025 and December 31, 2024, the accrued interest receivables were $47 million and $45 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $9.1 billion of both amortized cost and fair value as of September 30, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(3)Includes GNMA HTM debt securities totaling $81 million of amortized cost and $66 million of fair value as of September 30, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities in a continuous unrealized loss position, aggregated by investment category and loss duration as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$596,197	$(20,002)	$596,197	$(20,002)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	256,386	(31,982)	256,386	(31,982)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	319,280	(31,039)	319,280	(31,039)
Residential mortgage-backed securities	122,698	(503)	1,631,531	(189,697)	1,754,229	(190,200)
Municipal securities	1,949	(43)	240,342	(36,811)	242,291	(36,854)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	196,038	(23,706)	196,038	(23,706)
Residential mortgage-backed securities	—	—	403,678	(63,148)	403,678	(63,148)
Corporate debt securities	2,389	(11)	479,481	(96,019)	481,870	(96,030)
Foreign government bonds	7,027	(16)	90,440	(9,560)	97,467	(9,576)
Asset-backed securities	—	—	31,943	(706)	31,943	(706)
Total AFS debt securities	$134,063	$(573)	$4,245,316	$(502,670)	$4,379,379	$(503,243)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$638,265	$(38,035)	$638,265	$(38,035)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	262,587	(45,633)	262,587	(45,633)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,741	(30)	377,756	(47,177)	380,497	(47,207)
Residential mortgage-backed securities	2,719,228	(16,404)	1,528,252	(232,382)	4,247,480	(248,786)
Municipal securities	2,763	(95)	245,360	(37,091)	248,123	(37,186)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	10,767	(332)	235,668	(35,435)	246,435	(35,767)
Residential mortgage-backed securities	—	—	433,608	(80,919)	433,608	(80,919)
Corporate debt securities	—	—	526,166	(127,334)	526,166	(127,334)
Foreign government bonds	—	—	87,008	(12,992)	87,008	(12,992)
Asset-backed securities	—	—	34,715	(371)	34,715	(371)
CLOs	—	—	44,493	(7)	44,493	(7)
Total AFS debt securities	$2,735,499	$(16,861)	$4,413,878	$(657,376)	$7,149,377	$(674,237)

As of September 30, 2025, the Company had 446 AFS debt securities in a gross unrealized loss position, primarily consisting of 228 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 53 corporate debt securities and 71 non-agency mortgage-backed securities. In comparison, as of December 31, 2024, the Company had 541 AFS debt securities in a gross unrealized loss position, primarily consisting of 290 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities and 83 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of September 30, 2025 were mainly comprised of the following:

•Corporate debt securities — The market value movement as of September 30, 2025 was primarily due to interest rate movement and spread change. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value movement for the majority of these securities as of September 30, 2025 was primarily due to interest rate movement and spread change. In contrast, one non-agency commercial mortgage-backed security experienced a deterioration in both its credit rating and expected cash flows, resulting in its fair value falling below its amortized cost. Consequently, a credit-related impairment of $3 million was recognized through allowance for credit losses as of September 30, 2025. For the remaining non-agency mortgage-backed securities, a substantial majority are rated investment grade by NRSROs or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time. Accordingly, the Company believes the risk of credit losses on the remaining securities is low.

As of both September 30, 2025 and December 31, 2024, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The majority of the issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the majority of the amortized cost basis of these securities.

The Company recorded $3 million in allowance for credit losses related to a non-agency commercial mortgage-backed security as of September 30, 2025, which was recognized as a provision for credit losses for each of the three and nine months ended September 30, 2025, compared with no allowance for credit losses as of December 31, 2024, and no provision for credit losses recognized for each of the three and nine months ended September 30, 2024.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of September 30, 2025, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both September 30, 2025 and December 31, 2024. Overall, the Company believes that the credit support levels of the debt securities are strong, and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Credit Losses

The following table presents the gross realized gains from the sales of AFS debt securities (pre-tax), credit losses and the related tax (benefit) expense included in earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gross realized gains from sales	$57	$145	$934	$1,979
Credit losses	$(3,000)	$—	$(3,000)	$—
Related tax (benefit) expense	$(858)	$43	$(611)	$585

Interest Income

The following table presents the composition of interest income on debt securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Taxable interest	$154,893	$118,985	$449,155	$296,003
Nontaxable interest	3,669	4,998	10,979	15,104
Total interest income on debt securities	$158,562	$123,983	$460,134	$311,107

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of September 30, 2025. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$339,871	$486,357	$49,349	$—	$875,577
Fair value	336,058	470,466	49,691	—	856,215
Weighted-average yield (1)	2.61%	1.32%	3.95%	—%	1.97%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	26,677	200,833	60,858	288,368
Fair value	—	26,066	178,519	51,801	256,386
Weighted-average yield (1)	—%	1.58%	2.06%	2.19%	2.05%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	4,755	83,696	111,891	9,975,959	10,176,301
Fair value	4,741	81,229	103,361	9,822,535	10,011,866
Weighted-average yield (1) (2)	3.57%	2.91%	2.94%	5.10%	5.05%
Municipal securities
Amortized cost	9,098	21,298	22,629	228,990	282,015
Fair value	8,987	20,689	19,446	196,060	245,182
Weighted-average yield (1) (2)	1.85%	2.41%	2.40%	2.26%	2.27%
Non-agency mortgage-backed securities
Amortized cost	3,970	2,899	1,955	682,701	691,525
Fair value	3,924	2,875	1,955	592,917	601,671
Weighted-average yield (1)	5.21%	3.21%	5.34%	2.28%	2.30%
Corporate debt securities
Amortized cost	35,900	4,000	382,000	175,000	596,900
Fair value	35,785	3,975	326,549	134,561	500,870
Weighted-average yield (1)	4.45%	4.00%	2.69%	2.02%	2.61%
Foreign government bonds
Amortized cost	117,677	28,301	50,000	50,000	245,978
Fair value	118,134	28,445	49,846	40,594	237,019
Weighted-average yield (1)	2.49%	1.81%	4.74%	1.50%	2.67%
Asset-backed securities
Amortized cost	—	—	—	32,649	32,649
Fair value	—	—	—	31,943	31,943
Weighted-average yield (1)	—%	—%	—%	5.04%	5.04%
Total AFS debt securities
Amortized cost	$511,271	$653,228	$818,657	$11,206,157	$13,189,313
Fair value	$507,629	$633,745	$729,367	$10,870,411	$12,741,152
Weighted-average yield (1)	2.73%	1.61%	2.77%	4.79%	4.42%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$539,255	$—	$—	$539,255
Fair value	—	519,800	—	—	519,800
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	105,322	467,017	434,263	1,006,602
Fair value	—	96,630	403,405	354,062	854,097
Weighted-average yield (1)	—%	1.37%	1.93%	1.98%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	41,604	168,827	938,382	1,148,813
Fair value	—	38,162	145,755	764,180	948,097
Weighted-average yield (1) (2)	—%	1.54%	1.77%	1.68%	1.68%
Municipal securities
Amortized cost	—	—	—	186,012	186,012
Fair value	—	—	—	145,368	145,368
Weighted-average yield (1) (2)	—%	—%	—%	2.02%	2.02%
Total HTM debt securities
Amortized cost	$—	$686,181	$635,844	$1,558,657	$2,880,682
Fair value	$—	$654,592	$549,160	$1,263,610	$2,467,362
Weighted-average yield (1)	—%	1.13%	1.89%	1.80%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of September 30, 2025 and December 31, 2024, AFS and HTM debt securities with carrying values of $4.4 billion and $5.4 billion, respectively, were pledged to secure borrowings and for other purposes required or permitted by law. As of September 30, 2025, $2.5 billion of AFS and HTM debt securities were prepositioned for the Federal Reserve Bank (“FRB”) Standing Repurchase Agreement Facility.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
FRB of San Francisco stock	$65,095	$63,930
FHLB stock	87,441	101,329
Total restricted equity securities	$152,536	$165,259

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of September 30, 2025 and December 31, 2024. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $16 million and $9 million, respectively, as of September 30, 2025. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $17 million and $15 million, respectively, as of December 31, 2024. Total gross derivative asset and liability fair values are then adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	September 30, 2025					December 31, 2024
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,250,000	$42,415		$1,010		$5,250,000	$5,647		$35,211
Derivatives not designated as hedging instruments:
Interest rate contracts	$19,006,624	$270,986		$269,276		$17,005,381	$379,664		$378,961
Commodity contracts (1)	—	48,465		55,775		—	48,499		45,328
Foreign exchange contracts	4,263,978	45,999		40,964		5,201,460	89,083		71,254
Credit contracts (2)	210,205	17		58		168,999	1		12
Equity contracts	—	547	(3)	15,119	(4)	—	239	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$23,480,807	$366,014		$381,192		$22,375,840	$517,486		$510,674
Gross derivative assets/liabilities		$408,429		$382,202			$523,133		$545,885
Less: Master netting agreements		(86,138)		(86,138)			(111,124)		(111,124)
Less: Cash collateral received		(186,381)		(21,016)			(316,168)		(1,160)
Net derivative assets/liabilities		$135,910		$275,048			$95,841		$433,601

(1)The notional amount of the Company’s commodity contracts totaled 19 million barrels of crude oil and 364 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of September 30, 2025. In comparison, the notional amount of the Company’s commodity contracts totaled 21 million barrels of crude oil and 407 million MMBTUs of natural gas as of December 31, 2024.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in RPAs.
(3)The Company held warrant equity contracts in nine and eight private companies as of September 30, 2025 and December 31, 2024, respectively.
(4)Equity contracts classified as derivative liabilities consist of 349 thousand performance-based RSUs granted as part of EWBC’s consideration in an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of September 30, 2025, interest rate contracts in notional amounts of $4.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and are recorded within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of September 30, 2025, the Company expects to reclassify an estimated $3 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and nine months ended September 30, 2025 and 2024. The after-tax impact of cash flow hedges on AOCI is shown in Note 13 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
(Losses) gains recognized in AOCI:
Interest rate contracts	$(2,658)	$93,842	$53,536	$(21,629)
Losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$6,001	$24,272	$18,584	$73,471

Net Investment Hedges — The Company entered into foreign currency forward contracts to hedge a portion of the Bank’s investment in East West Bank (China) Limited, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi (“RMB”). There was no active net investment hedge during the three and nine months ended September 30, 2025. The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Gains recognized in AOCI	$—	$—	$—	$586

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2025 and December 31, 2024.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$7,526,652	$51,303	$215,703	$6,854,372	$11,828	$361,256
Written options	1,519,006	—	1,942	1,458,428	—	4,953
Collars and corridors	457,654	483	96	181,039	80	440
Subtotal	9,503,312	51,786	217,741	8,493,839	11,908	366,649
Foreign exchange contracts:
Forwards and spot	990,408	21,036	3,101	996,486	11,693	24,201
Swaps	830,798	15,555	2,406	1,504,469	16,117	25,366
Written options	76,120	—	152	—	—	—
Subtotal	1,897,326	36,591	5,659	2,500,955	27,810	49,567
Total	$11,400,638	$88,377	$223,400	$10,994,794	$39,718	$416,216
Economic hedges and other:
Interest rate contracts:
Swaps	$7,526,652	$217,149	$51,010	$6,872,075	$362,323	$12,228
Purchased options	1,519,006	1,955	—	1,458,428	4,990	—
Collars and corridors	457,654	96	525	181,039	443	84
Subtotal	9,503,312	219,200	51,535	8,511,542	367,756	12,312
Foreign exchange contracts:
Forwards and spot	212,499	1,621	3,761	86,750	2,318	1,738
Swaps	2,078,033	7,635	31,544	2,613,755	58,955	19,949
Purchased options	76,120	152	—	—	—	—
Subtotal	2,366,652	9,408	35,305	2,700,505	61,273	21,687
Total	$11,869,964	$228,608	$86,840	$11,212,047	$429,029	$33,999

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of September 30, 2025 and December 31, 2024:

	September 30, 2025				December 31, 2024
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	4,839	Barrels	$293	$20,392	4,830	Barrels	$4,682	$6,874
Collars	4,836	Barrels	699	9,154	5,477	Barrels	1,604	3,362
Subtotal	9,675	Barrels	992	29,546	10,307	Barrels	6,286	10,236
Natural gas:
Swaps	103,622	MMBTUs	9,516	12,452	141,736	MMBTUs	13,095	17,708
Collars	81,030	MMBTUs	4,940	5,535	62,045	MMBTUs	6,061	4,556
Written options	611	MMBTUs	113	—	1,234	MMBTUs	167	—
Subtotal	185,263	MMBTUs	14,569	17,987	205,015	MMBTUs	19,323	22,264
Total			$15,561	$47,533			$25,609	$32,500
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	4,839	Barrels	$16,094	$155	4,830	Barrels	$4,479	$3,893
Collars	4,836	Barrels	4,307	73	5,477	Barrels	1,547	76
Subtotal	9,675	Barrels	20,401	228	10,307	Barrels	6,026	3,969
Natural gas:
Swaps	99,105	MMBTUs	8,655	5,076	139,136	MMBTUs	13,323	5,056
Collars	79,310	MMBTUs	3,848	2,833	61,341	MMBTUs	3,541	3,650
Purchased options	611	MMBTUs	—	105	1,234	MMBTUs	—	153
Subtotal	179,026	MMBTUs	12,503	8,014	201,711	MMBTUs	16,864	8,859
Total			$32,904	$8,242			$22,890	$12,828

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $641 thousand and $170 thousand as of September 30, 2025 and December 31, 2024, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$146,126	$—	$58	$133,174	$—	$12
RPAs — protection purchased	64,079	17	—	35,825	1	—
Total RPAs	$210,205	$17	$58	$168,999	$1	$12

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 2.3 years and 1.6 years as of September 30, 2025 and December 31, 2024, respectively.

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

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Classification on Consolidated Statement of Income	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income (loss), net of mark-to-market adjustments	$(414)	$(4,577)	$(3,723)	$(2,994)
Foreign exchange contracts	Foreign exchange income	13,576	6,075	40,601	33,204
Credit contracts	Customer derivative income (loss), net of mark-to-market adjustments	(27)	(17)	(30)	(20)
Equity contracts - warrants	Lending and loan servicing fees	170	(8)	308	(104)
Commodity contracts	Customer derivative income (loss), net of mark-to-market adjustments	123	114	521	681
Net gains		$13,428	$1,587	$37,677	$30,767

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of September 30, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $5 million, for which $4 million collateral was posted to cover these positions. In comparison, as of December 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post approximately $1 million and minimal additional collateral as of September 30, 2025 and December 31, 2024, respectively.

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

($ in thousands)	As of September 30, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$408,429	$(86,138)	$(186,381)	$135,910	$(37,522)	$98,388

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$382,202	$(86,138)	$(21,016)	$275,048	$—	$275,048

($ in thousands)	As of December 31, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$523,133	$(111,124)	$(316,168)	$95,841	$(55,222)	$40,619

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$545,885	$(111,124)	$(1,160)	$433,601	$—	$433,601

(1)Includes $9 million and $4 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $19 million and $27 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of September 30, 2025 and December 31, 2024, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $194 million and $322 million as of September 30, 2025 and December 31, 2024, respectively. Of the gross cash collateral received, $186 million and $316 million were used to offset derivative assets as of September 30, 2025 and December 31, 2024, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $21 million and $1 million as of September 30, 2025 and December 31, 2024, respectively. Of the gross cash collateral pledged, $21 million and $1 million were used to offset derivative liabilities as of September 30, 2025 and December 31, 2024, respectively.
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

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025	December 31, 2024
Commercial:
C&I	$18,001,529	$17,397,158
CRE:
CRE	15,231,167	14,655,340
Multifamily residential	5,037,284	4,953,442
Construction and land	776,587	666,162
Total CRE	21,045,038	20,274,944
Total commercial	39,046,567	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,820,911	14,175,446
Home equity lines of credit (“HELOCs”)	1,852,408	1,811,628
Total residential mortgage	16,673,319	15,987,074
Other consumer	46,886	67,461
Total consumer	16,720,205	16,054,535
Total loans held-for-investment (1)	$55,766,772	$53,726,637
ALLL	(790,520)	(702,052)
Loans held-for-investment, net (1)	$54,976,252	$53,024,585

(1)Includes $24 million and $46 million of net deferred loan fees and net unamortized premiums as of September 30, 2025 and December 31, 2024, respectively.

Accrued interest receivable on loans held-for-investment was $252 million and $255 million as of September 30, 2025 and December 31, 2024, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income recognized on nonaccrual loans was $6 million for each of the three and nine months ended September 30, 2025, compared with immaterial amounts for the corresponding prior year periods. The interest income reversed was insignificant for each of the three and nine months ended September 30, 2025 and 2024. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2024 Form 10-K. The Company may occasionally have loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $40.9 billion and $38.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of September 30, 2025 and December 31, 2024.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the nine months ended September 30, 2025, and the year ended December 31, 2024. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	September 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,193,263	$2,086,065	$994,625	$621,800	$475,653	$391,866	$10,760,575	$33,095	$17,556,942
Criticized (accrual)	5,157	40,604	8,483	86,222	88,050	6,870	139,136	—	374,522
Criticized (nonaccrual)	2,988	4,836	37,506	5,310	9,442	6,762	3,221	—	70,065
Total C&I	2,201,408	2,131,505	1,040,614	713,332	573,145	405,498	10,902,932	33,095	18,001,529
Gross write-offs (2)	—	1,062	2,282	3,153	—	2,935	21,560	—	30,992
CRE:
Pass	1,812,679	1,588,160	2,099,019	3,334,362	1,794,639	3,812,676	101,393	47,821	14,590,749
Criticized (accrual)	28,560	16,357	110,291	167,451	51,519	245,672	—	—	619,850
Criticized (nonaccrual)	4,018	—	—	—	12,330	4,220	—	—	20,568
Subtotal CRE	1,845,257	1,604,517	2,209,310	3,501,813	1,858,488	4,062,568	101,393	47,821	15,231,167
Gross write-offs	8,232	—	—	—	19	13,997	—	—	22,248
Multifamily residential:
Pass	649,041	338,488	491,954	1,153,159	701,661	1,654,631	28,983	3,835	5,021,752
Criticized (accrual)	—	—	—	6,437	—	8,788	—	—	15,225
Criticized (nonaccrual)	—	—	—	—	—	307	—	—	307
Subtotal multifamily residential	649,041	338,488	491,954	1,159,596	701,661	1,663,726	28,983	3,835	5,037,284
Gross write-offs	—	—	—	—	—	7	—	—	7
Construction and land:
Pass	161,292	97,043	301,142	187,376	13,488	3,446	3,903	—	767,690
Criticized (nonaccrual)	—	8,897	—	—	—	—	—	—	8,897
Subtotal construction and land	161,292	105,940	301,142	187,376	13,488	3,446	3,903	—	776,587
Total CRE	2,655,590	2,048,945	3,002,406	4,848,785	2,573,637	5,729,740	134,279	51,656	21,045,038
Total CRE gross write-offs (2)	8,232	—	—	—	19	14,004	—	—	22,255
Total commercial	$4,856,998	$4,180,450	$4,043,020	$5,562,117	$3,146,782	$6,135,238	$11,037,211	$84,751	$39,046,567
Total commercial gross write-offs (2)	$8,232	$1,062	$2,282	$3,153	$19	$16,939	$21,560	$—	$53,247

	September 30, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,172,946	$1,972,523	$2,454,248	$2,877,983	$1,919,814	$3,370,130	$—	$—	$14,767,644
Criticized (accrual)	3,715	1,900	2,351	2,455	—	10,001	—	—	20,422
Criticized (nonaccrual) (3)	864	5,251	6,981	4,856	3,264	11,629	—	—	32,845
Subtotal single-family residential mortgage	2,177,525	1,979,674	2,463,580	2,885,294	1,923,078	3,391,760	—	—	14,820,911
Gross write-offs	—	9	—	—	—	—	—	—	9
HELOCs:
Pass	9,156	2,694	5,252	14,392	11,629	16,314	1,686,647	77,784	1,823,868
Criticized (accrual)	13	748	11	751	—	1,431	2,026	208	5,188
Criticized (nonaccrual)	578	3,077	1,972	1,229	—	12,577	—	3,919	23,352
Subtotal HELOCs	9,747	6,519	7,235	16,372	11,629	30,322	1,688,673	81,911	1,852,408
Total residential mortgage	2,187,272	1,986,193	2,470,815	2,901,666	1,934,707	3,422,082	1,688,673	81,911	16,673,319
Total residential mortgage gross write-offs	—	9	—	—	—	—	—	—	9
Other consumer:
Pass	25,626	34	—	4,618	130	5,575	10,825	—	46,808
Criticized (accrual)	5	—	—	—	—	—	—	—	5
Criticized (nonaccrual)	5	—	49	—	—	—	19	—	73
Total other consumer	25,636	34	49	4,618	130	5,575	10,844	—	46,886
Total consumer	$2,212,908	$1,986,227	$2,470,864	$2,906,284	$1,934,837	$3,427,657	$1,699,517	$81,911	$16,720,205
Total consumer gross write-offs (2)	$—	$9	$—	$—	$—	$—	$—	$—	$9
Total loans held-for-investment:
Pass	$7,024,003	$6,085,007	$6,346,240	$8,193,690	$4,917,014	$9,254,638	$12,592,326	$162,535	$54,575,453
Criticized (accrual)	37,450	59,609	121,136	263,316	139,569	272,762	141,162	208	1,035,212
Criticized (nonaccrual)	8,453	22,061	46,508	11,395	25,036	35,495	3,240	3,919	156,107
Total	$7,069,906	$6,166,677	$6,513,884	$8,468,401	$5,081,619	$9,562,895	$12,736,728	$166,662	$55,766,772
Total loans held-for-investment gross write-offs (2)	$8,232	$1,071	$2,282	$3,153	$19	$16,939	$21,560	$—	$53,256

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,605,928	$1,508,948	$999,586	$612,015	$243,528	$295,884	$10,574,404	$23,032	$16,863,325
Criticized (accrual)	34,412	51,415	61,041	107,355	10,538	31,160	151,747	—	447,668
Criticized (nonaccrual)	3,822	29,181	20,273	10,666	3,225	9,135	9,863	—	86,165
Total C&I	2,644,162	1,589,544	1,080,900	730,036	257,291	336,179	10,736,014	23,032	17,397,158
Gross write-offs (2)	20	47,963	14,848	11,119	1,568	3,012	27,099	—	105,629
CRE:
Pass	1,660,877	2,296,763	3,692,498	1,925,220	1,296,439	3,176,450	96,791	49,302	14,194,340
Criticized (accrual)	34,543	44,557	90,105	31,615	75,578	167,401	—	14,771	458,570
Criticized (nonaccrual)	—	—	—	—	1,756	674	—	—	2,430
Subtotal CRE	1,695,420	2,341,320	3,782,603	1,956,835	1,373,773	3,344,525	96,791	64,073	14,655,340
Gross write-offs (2)	—	—	—	—	—	3	—	—	3
Multifamily residential:
Pass	386,743	521,754	1,337,599	752,230	613,115	1,242,586	14,640	1,253	4,869,920
Criticized (accrual)	—	—	43,997	32,042	—	2,911	—	—	78,950
Criticized (nonaccrual)	—	—	—	—	—	4,572	—	—	4,572
Subtotal multifamily residential	386,743	521,754	1,381,596	784,272	613,115	1,250,069	14,640	1,253	4,953,442
Gross write-offs	—	—	—	—	—	10	—	—	10
Construction and land:
Pass	90,926	328,803	184,792	41,932	—	8,393	—	—	654,846
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	90,926	328,803	196,108	41,932	—	8,393	—	—	666,162
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289
Total CRE	2,173,089	3,191,877	5,360,307	2,783,039	1,986,888	4,602,987	111,431	65,326	20,274,944
Total CRE gross write-offs (2)	—	—	2,289	—	—	13	—	—	2,302
Total commercial	$4,817,251	$4,781,421	$6,441,207	$3,513,075	$2,244,179	$4,939,166	$10,847,445	$88,358	$37,672,102
Total commercial gross write-offs (2)	$20	$47,963	$17,137	$11,119	$1,568	$3,025	$27,099	$—	$107,931

	December 31, 2024
	Term Loans by Origination Year							Revolving Loans Converted to Term Loans (1)
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans		Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,360,674	$2,762,921	$3,074,668	$2,079,323	$1,407,031	$2,437,446	$—	$—	$14,122,063
Criticized (accrual)	4,175	3,409	750	5,810	1,548	6,069	—	—	21,761
Criticized (nonaccrual) (3)	2,716	9,673	1,929	2,035	2,404	12,865	—	—	31,622
Subtotal single-family residential mortgage	2,367,565	2,776,003	3,077,347	2,087,168	1,410,983	2,456,380	—	—	14,175,446
Gross write-offs (2)	9	—	—	—	—	—	—	—	9
HELOCs:
Pass	7,453	3,288	4,071	3,236	7,570	8,152	1,648,337	99,488	1,781,595
Criticized (accrual)	1,436	—	1,420	—	135	2,064	2,338	594	7,987
Criticized (nonaccrual)	3,161	3,095	2,520	39	418	7,301	—	5,512	22,046
Subtotal HELOCs	12,050	6,383	8,011	3,275	8,123	17,517	1,650,675	105,594	1,811,628
Gross write-offs	—	10	—	—	—	—	—	5	15
Total residential mortgage	2,379,615	2,782,386	3,085,358	2,090,443	1,419,106	2,473,897	1,650,675	105,594	15,987,074
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	5	24
Other consumer:
Pass	14,916	—	22,992	132	—	6,800	22,555	—	67,395
Criticized (nonaccrual)	—	—	—	—	—	—	66	—	66
Total other consumer	14,916	—	22,992	132	—	6,800	22,621	—	67,461
Gross write-offs (2)	—	3,000	—	—	—	—	890	—	3,890
Total consumer	$2,394,531	$2,782,386	$3,108,350	$2,090,575	$1,419,106	$2,480,697	$1,673,296	$105,594	$16,054,535
Total consumer gross write-offs (2)	$9	$3,010	$—	$—	$—	$—	$890	$5	$3,914
Total loans held-for-investment:
Pass	$7,127,517	$7,422,477	$9,316,206	$5,414,088	$3,567,683	$7,175,711	$12,356,727	$173,075	$52,553,484
Criticized (accrual)	74,566	99,381	197,313	176,822	87,799	209,605	154,085	15,365	1,014,936
Criticized (nonaccrual)	9,699	41,949	36,038	12,740	7,803	34,547	9,929	5,512	158,217
Total	$7,211,782	$7,563,807	$9,549,557	$5,603,650	$3,663,285	$7,419,863	$12,520,741	$193,952	$53,726,637
Total loans held-for-investment gross write-offs (2)	$29	$50,973	$17,137	$11,119	$1,568	$3,025	$27,989	$5	$111,845

(1)No revolving commercial loans were converted to term loans during each of the three months ended September 30, 2025 and 2024. $16 million of total commercial loans, comprised of C&I revolving loans, and $8 million of total commercial loans, comprised of C&I and CRE revolving loans, were converted to term loans during the nine months ended September 30, 2025 and 2024, respectively. $1 million of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2025. In comparison, $2 million and $26 million of total consumer loans, comprised of HELOCs, were converted to term loans during the three and nine months ended September 30, 2024, respectively.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)$1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating as of both September 30, 2025 and December 31, 2024.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,920,668	$3,949	$6,847	$10,796	$70,065	$18,001,529
CRE:
CRE	15,161,590	33,489	15,520	49,009	20,568	15,231,167
Multifamily residential	5,036,135	294	548	842	307	5,037,284
Construction and land	767,690	—	—	—	8,897	776,587
Total CRE	20,965,415	33,783	16,068	49,851	29,772	21,045,038
Total commercial	38,886,083	37,732	22,915	60,647	99,837	39,046,567
Consumer:
Residential mortgage:
Single-family residential	14,729,285	37,066	20,888	57,954	33,672	14,820,911
HELOCs	1,808,419	14,465	6,172	20,637	23,352	1,852,408
Total residential mortgage	16,537,704	51,531	27,060	78,591	57,024	16,673,319
Other consumer	46,718	36	59	95	73	46,886
Total consumer	16,584,422	51,567	27,119	78,686	57,097	16,720,205
Total	$55,470,505	$89,299	$50,034	$139,333	$156,934	$55,766,772

	December 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,288,138	$5,690	$17,165	$22,855	$86,165	$17,397,158
CRE:
CRE	14,647,270	3,755	1,885	5,640	2,430	14,655,340
Multifamily residential	4,947,939	653	278	931	4,572	4,953,442
Construction and land	653,919	927	—	927	11,316	666,162
Total CRE	20,249,128	5,335	2,163	7,498	18,318	20,274,944
Total commercial	37,537,266	11,025	19,328	30,353	104,483	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,088,086	32,841	22,096	54,937	32,423	14,175,446
HELOCs	1,770,218	11,396	7,968	19,364	22,046	1,811,628
Total residential mortgage	15,858,304	44,237	30,064	74,301	54,469	15,987,074
Other consumer	67,288	92	15	107	66	67,461
Total consumer	15,925,592	44,329	30,079	74,408	54,535	16,054,535
Total	$53,462,858	$55,354	$49,407	$104,761	$159,018	$53,726,637

The following table presents the amortized cost of loans on nonaccrual status for which there was no related ALLL as of both September 30, 2025 and December 31, 2024. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	September 30, 2025	December 31, 2024
Commercial:
C&I	$33,625	$79,591
CRE	19,360	—
Multifamily residential	—	4,210
Construction and land	8,897	11,316
Total commercial	61,882	95,117
Consumer:
Single-family residential	7,195	6,279
HELOCs	4,797	15,380
Total consumer	11,992	21,659
Total nonaccrual loans with no related ALLL	$73,874	$116,776

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $24 million of foreclosed assets as of September 30, 2025, compared with $35 million as of December 31, 2024. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $21 million and $16 million as of September 30, 2025 and December 31, 2024, respectively.

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

The following tables present the amortized cost of loans that were modified during the three and nine months ended September 30, 2025 and 2024 by loan class and modification type:

	Three Months Ended September 30, 2025
	Modification Type
			Combination:
($ in thousands)	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Term Extension	Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$27,141	$49,915	$—	$94	$—	$77,150	0.43%
CRE	65,118	—	—	—	—	65,118	0.43%
Total commercial	92,259	49,915	—	94	—	142,268	0.36%
Consumer:
Single-family residential	—	14,351	1,632	—	—	15,983	0.11%
HELOCs	—	4,294	286	—	747	5,327	0.29%
Total consumer	—	18,645	1,918	—	747	21,310	0.13%
Total	$92,259	$68,560	$1,918	$94	$747	$163,578	0.29%

	Three Months Ended September 30, 2024
	Modification Type
			Combination:
($ in thousands)	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,848	$—	$—	$—	$15,848	0.09%
CRE	23,735	—	—	—	23,735	0.16%
Total commercial	39,583	—	—	—	39,583	0.11%
Consumer:
Single-family residential	—	4,718	219	141	5,078	0.04%
HELOCs	—	3,763	—	—	3,763	0.21%
Total consumer	—	8,481	219	141	8,841	0.06%
Total	$39,583	$8,481	$219	$141	$48,424	0.09%

	Nine Months Ended September 30, 2025
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Rate Reduction/ Term Extension	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,057	$76,716	$52,889	$94	$31,957	$19,576	$—	$187,289	1.04%
CRE	—	188,145	—	—	—	—	—	188,145	1.24%
Multifamily	—	276	—	—	—	—	—	276	0.01%
Land and construction	—	16,782	—	—	—	—	—	16,782	2.16%
Total commercial	6,057	281,919	52,889	94	31,957	19,576	—	392,492	1.01%
Consumer:
Single-family residential	—	—	23,226	—	1,928	—	—	25,154	0.17%
HELOCs	—	—	9,210	—	917	1,173	414	11,714	0.63%
Total consumer	—	—	32,436	—	2,845	1,173	414	36,868	0.22%
Total	$6,057	$281,919	$85,325	$94	$34,802	$20,749	$414	$429,360	0.77%

	Nine Months Ended September 30, 2024
	Modification Type
			Combination:
($ in thousands)	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$26,191	$24,768	$—	$—	$50,959	0.30%
CRE	47,969	—	—	—	47,969	0.33%
Total commercial	74,160	24,768	—	—	98,928	0.26%
Consumer:
Single-family residential	—	13,278	219	141	13,638	0.10%
HELOCs	—	10,708	—	517	11,225	0.64%
Other consumer	3,000	—	—	—	3,000	5.18%
Total consumer	3,000	23,986	219	658	27,863	0.18%
Total	$77,160	$48,754	$219	$658	$126,791	0.24%

The following table presents the financial effects of the loan modifications for the three and nine months ended September 30, 2025 and 2024 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended September 30,
	2025			2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	1.00%	1.3	0.7	—%	0.8	0.0
CRE	—%	1.3	0.0	—%	3.3	0.0
Consumer:
Residential mortgage:
Single-family residential	—%	17.5	4.6	1.63%	10.0	2.6
HELOCs	1.50%	20.0	6.6	—%	0.0	0.6

	Financial Effects of Loan Modifications for the Nine Months Ended September 30,
	2025			2024
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	3.37%	1.1	0.8	—%	1.6	1.6
CRE	—%	3.0	0.0	—%	2.4	0.0
Multifamily	—%	10.0	0.0	—%	0.0	0.0
Land and construction	—%	0.8	0.0	—%	0.0	0.0
Consumer:
Single-family residential	—%	16.3	3.6	1.63%	10.0	1.4
HELOCs	0.97%	15.3	6.8	0.25%	0.0	2.0
Other consumer	—%	0.0	0.0	—%	0.8	0.0

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the three and nine months ended September 30, 2025 and 2024.

	Loans Modified Subsequently Defaulted During the Three Months Ended September 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$890	$3,089	$—	$—	$3,979
Total commercial	890	3,089	—	—	3,979
Consumer:
Single-family residential	—	1,064	—	819	1,883
HELOCs	—	418	747	202	1,367
Total consumer	—	1,482	747	1,021	3,250
Total	$890	$4,571	$747	$1,021	$7,229

	Loans Modified Subsequently Defaulted During the Three Months Ended September 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Consumer:
Single-family residential	$—	$573	$—	$—	$573
HELOCs	—	2,762	—	—	2,762
Total consumer	—	3,335	—	—	3,335
Total	$—	$3,335	$—	$—	$3,335

	Loans Modified Subsequently Defaulted During the Nine Months Ended September 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$890	$7,554	$—	$—	$8,444
CRE	53,277	—	—	—	53,277
Total commercial	54,167	7,554	—	—	61,721
Consumer:
Single-family residential	—	2,515	—	1,026	3,541
HELOCs	—	4,675	747	488	5,910
Total consumer	—	7,190	747	1,514	9,451
Total	$54,167	$14,744	$747	$1,514	$71,172

	Loans Modified Subsequently Defaulted During the Nine Months Ended September 30, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$7,829	$5,280	$—	$—	$13,109
Total commercial	7,829	5,280	—	—	13,109
Consumer:
Single-family residential	—	7,995	141	2,828	10,964
HELOCs	—	3,240	1,149	—	4,389
Total consumer	—	11,235	1,290	2,828	15,353
Total	$7,829	$16,515	$1,290	$2,828	$28,462

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified over the last 12 months as of September 30, 2025 and 2024:

	Payment Performance as of September 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$217,395	$94	$890	$218,379
CRE	210,658	—	—	210,658
Multifamily residential	276	—	—	276
Construction and land	16,782	—	—	16,782
Total commercial	445,111	94	890	446,095
Consumer:
Single-family residential	22,866	2,201	1,738	26,805
HELOCs	9,533	1,594	1,842	12,969
Total consumer	32,399	3,795	3,580	39,774
Total	$477,510	$3,889	$4,470	$485,869

	Payment Performance as of September 30, 2024
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$62,107	$8,848	$7,828	$78,783
CRE	47,969	—	—	47,969
Total commercial	110,076	8,848	7,828	126,752
Consumer:
Single-family residential	9,610	3,237	6,686	19,533
HELOCs	8,922	3,736	1,270	13,928
Other consumer	—	3,000	—	3,000
Total consumer	18,532	9,973	7,956	36,461
Total	$128,608	$18,821	$15,784	$163,213

As of September 30, 2025 and December 31, 2024, commitments to lend additional funds to borrowers whose loans were modified totaled $14 million and $10 million, respectively.

Allowance for Credit Losses

The Company has a current expected credit losses framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the ALLL and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb losses inherent in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors.

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

ALLL for Collectively Evaluated Loans

The allowance for collectively evaluated loans consists of a quantitative component that assesses the different risk factors considered in our models and a qualitative component that considers risk factors external to the models. Each of these components are described below.

Quantitative Component — The Company applies quantitative methods to estimate ALLL by considering a variety of factors such as historical loss experience, the current credit quality of the portfolio, and an economic outlook over the life of the loan. The Company incorporates forward-looking information using macroeconomic scenarios which include variables that are considered key drivers of increases and decreases in credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach. These scenarios may consist of a base forecast representing management's view of the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions. The quantitative models incorporate a probability-weighted calculation of these macroeconomic scenarios over a reasonable and supportable forecast period. If the life of the loans extends beyond the reasonable and supportable forecast period, the Company will consider historical experience or long-run macroeconomic trends over the remaining life of the loans to estimate the ALLL.

There were no changes to the reasonable and supportable forecast period and reversion to the historical loss experience method for the three and nine months ended September 30, 2025 and 2024.

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

Quantitative Component — ALLL for the Commercial Loan Portfolio

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

Quantitative Component — ALLL for the Consumer Loan Portfolio

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

ALLL for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the ALLL on an individual loan basis. The ALLL for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; or (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of September 30, 2025, collateral-dependent commercial and consumer loans totaled $39 million and $14 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $45 million and $23 million, respectively, as of December 31, 2024. The Company's collateral-dependent loans were secured by real estate. As of both September 30, 2025 and December 31, 2024, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the ALLL by portfolio segments for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$442,291	$212,618	$29,073	$17,856	$51,997	$5,256	$1,325	$760,416
Allowance recognized on purchased credit-deteriorated (“PCD”) loans		18,175	—	—	—	—	—	—	18,175
(Reversal of) provision for credit losses on loans	(a)	(992)	14,552	6,101	671	8,873	854	(143)	29,916
Gross charge-offs		(25,325)	(5)	—	—	—	—	(73)	(25,403)
Gross recoveries		7,236	2	13	3	6	3	—	7,263
Total net (charge-offs) recoveries		(18,089)	(3)	13	3	6	3	(73)	(18,140)
Foreign currency translation adjustment		153	—	—	—	—	—	—	153
ALLL, end of period		$441,538	$227,167	$35,187	$18,530	$60,876	$6,113	$1,109	$790,520

		Three Months Ended September 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$379,984	$194,794	$40,254	$14,322	$49,523	$3,340	$1,577	$683,794
Provision for (reversal of) credit losses on loans	(a)	26,416	27,123	(8,493)	(1,975)	(1,293)	(128)	67	41,717
Gross charge-offs		(29,260)	(734)	—	(145)	—	(10)	(149)	(30,298)
Gross recoveries		838	61	21	6	1	8	—	935
Total net (charge-offs) recoveries		(28,422)	(673)	21	(139)	1	(2)	(149)	(29,363)
Foreign currency translation adjustment		337	—	—	—	—	—	—	337
ALLL, end of period		$378,315	$221,244	$31,782	$12,208	$48,231	$3,210	$1,495	$696,485

		Nine Months Ended September 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052
Allowance recognized on PCD loans		18,175	—	—	—	—	—	—	18,175
Provision for (reversal of) credit losses on loans	(a)	62,973	30,664	3,028	3,020	16,009	2,962	(522)	118,134
Gross charge-offs		(34,464)	(22,248)	(7)	(1,996)	(9)	—	(126)	(58,850)
Gross recoveries		10,304	74	49	9	60	19	263	10,778
Total net (charge-offs) recoveries		(24,160)	(22,174)	42	(1,987)	51	19	137	(48,072)
Foreign currency translation adjustment		231	—	—	—	—	—	—	231
ALLL, end of period		$441,538	$227,167	$35,187	$18,530	$60,876	$6,113	$1,109	$790,520

		Nine Months Ended September 30, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	44,473	64,542	(2,833)	3,828	(6,760)	(792)	175	102,633
Gross charge-offs		(63,392)	(14,235)	(6)	(2,289)	(35)	(10)	(337)	(80,304)
Gross recoveries		4,365	345	246	200	8	65	—	5,229
Total net (charge-offs) recoveries		(59,027)	(13,890)	240	(2,089)	(27)	55	(337)	(75,075)
Foreign currency translation adjustment		184	—	—	—	—	—	—	184
ALLL, end of period		$378,315	$221,244	$31,782	$12,208	$48,231	$3,210	$1,495	$696,485

In addition to the ALLL, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2025	2024	2025	2024
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$45,307	$38,783	$39,526	$37,698
Provision for credit losses on unfunded credit commitments	(b)	3,084	283	8,866	1,367
Foreign currency translation adjustment		(1)	(4)	(2)	(3)
Allowance for unfunded credit commitments, end of period		$48,390	$39,062	$48,390	$39,062
Provision for credit losses on loans, leases and unfunded credit commitments	(a) + (b)	$33,000	$42,000	$127,000	$104,000

The allowance for credit losses was $839 million as of September 30, 2025, an increase of $97 million, compared with $742 million as of December 31, 2024. The increase in the allowance for credit losses was primarily driven by the Company’s net loan and commitment growth, qualitative risk assessment, and an economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and potential impacts from the escalating tariff and global trade tensions.

The Company considers multiple economic scenarios to develop the estimate of the ALLL. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of September 30, 2025, the Company assigned a slightly lower weighting to its upside scenario, while applying a slightly higher weighting to the downside scenario, with baseline remaining the same as compared with December 31, 2024. The current baseline economic forecast continues to reflect key risks such as still-elevated interest rates, inflation exacerbated by higher tariffs, and slowing job growth. Compared with December 2024, the September 2025 baseline forecast for GDP growth is projected to be weaker in the near-term for the remainder of 2025 and into 2026. Similarly, the near- and mid-term unemployment rates have increased in the September 2025 forecast reflecting the uncertainty which businesses and households are facing. The downside scenario assumed the economy falls into recession in the fourth quarter of 2025 as a result of tariffs, deportations, rising inflation, elevated interest rates, global and domestic political tensions, and reduced credit availability. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial markets, unemployment declining below baseline starting in the fourth quarter of 2025, and diminished global political and economic tension.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to ALLL are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased, during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$134,916		$—	$—	$—	$134,916
Sales (2)(3)	$127,489		$—	$—	$—	$127,489
Purchases	$34,677	(4)	$—	$—	$121,968	$156,645

	Three Months Ended September 30, 2024
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$307,182		$—	$—	$—	$307,182
Sales (2)(3)	$326,764		$—	$—	$1,642	$328,406
Purchases	$247,880	(4)	$—	$—	$102,666	$350,546

	Nine Months Ended September 30, 2025
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$240,613		$20,338	$9,500	$—	$270,451
Sales (2)(3)	$224,186		$20,338	$11,316	$396	$256,236
Purchases	$339,321	(4)	$—	$—	$372,379	$711,700

Refer to table footnotes on the following page.

	Nine Months Ended September 30, 2024
	Commercial				Consumer	Total
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	Single-Family Residential
Loans transferred from held-for-investment to held-for-sale (1)	$646,079		$—	$718	$—	$646,797
Sales (2)(3)	$647,873		$—	$718	$2,607	$651,198
Purchases	$451,399	(4)	$—	$—	$289,266	$740,665

(1)Includes write-downs of $2 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the nine months ended September 30, 2025, and $1 million and $2 million for the three and nine months ended September 30, 2024, respectively.
(2)Includes originated loans sold of $37 million and $159 million for the three and nine months ended September 30, 2025, respectively, and $309 million and $496 million for the three and nine months ended September 30, 2024, respectively. Originated loans sold were primarily comprised of C&I loans for each of the three and nine months ended September 30, 2025 and 2024.
(3)Includes $90 million and $97 million of purchased loans sold in the secondary market for the three and nine months ended September 30, 2025, and $20 million and $156 million for the three and nine months ended September 30, 2024, respectively.
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

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$476,731		$178,953	$500,217		$280,919
Tax credit and CRA investments	145,876		58,090	160,429		21,202
Equity method of accounting and other:
Tax credits and CRA investments	359,640	(2)	143,816	265,994	(2)	105,743
Total	$982,247		$380,859	$926,640		$407,864

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $37 million and $29 million of equity securities without readily determinable fair values as of September 30, 2025 and December 31, 2024, respectively.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$19,493	$17,352	$60,101	$51,383
Tax credit and CRA investments	30,780	27,321	88,527	80,774
Equity method of accounting and other:
Tax credit and CRA investments	23,810	14,918	60,911	49,055
Total tax credits and benefits	$74,083	$59,591	$209,539	$181,212

Amortization:
PAM (2):
Affordable housing partnership investments	$15,276	$11,245	$46,110	$34,888
Tax credit and CRA investments	22,126	21,819	67,296	65,135
Equity method of accounting and other:
Tax credit and CRA investments (3)	15,693	5,600	57,671	34,859
Total amortization	$53,095	$38,664	$171,077	$134,882

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

The Company also held equity securities without readily determinable fair values totaling $117 million and $118 million included in Other Assets on the Consolidated Balance Sheet, as of September 30, 2025 and December 31, 2024, respectively.

Note 8 — Goodwill

Total goodwill was $466 million as of both September 30, 2025 and December 31, 2024. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. Based on the Company’s annual goodwill impairment test as of December 31, 2024, there was no impairment. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Goodwill to the Consolidated Financial Statements in the Company’s 2024 Form 10-K. The Company performed an analysis of goodwill during the third quarter of 2025 using a qualitative assessment to determine if it was more likely than not that the carrying values of each reporting unit exceeded their estimated fair values. The results of this analysis indicated that no impairment of goodwill existed as of September 30, 2025.

As of September 30, 2025, the Company held an equity method investment totaling $108 million, of which $101 million was comprised of equity method goodwill.

Note 9 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of September 30, 2025 and December 31, 2024:

			September 30, 2025	December 31, 2024
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	5.85%	12/15/2035	$32,239	$32,001
Bank
FHLB advances (2):
Floating (3)	4.29% — 4.38%	2026	$2,000,000	$3,000,000
Fixed	3.87% — 4.49%	2025 — 2026	1,000,000	500,000
Total FHLB advances			$3,000,000	$3,500,000

(1)As of September 30, 2025, the outstanding junior subordinated debt was issued by MCBI Statutory Trust I and had a stated interest of 3-month CME Term Secured Overnight Financing Rate (“SOFR”) + 1.81%. The contractual interest rates for junior subordinated debt were 5.85% and 6.17% as of September 30, 2025 and December 31, 2024, respectively.
(2)The weighted-average interest rates for FHLB advances were 4.30% and 4.48% as of September 30, 2025 and December 31, 2024, respectively.
(3)Floating interest rates are based on the SOFR plus the established spread.

The Bank’s available borrowing capacity from FHLB advances totaled $11.4 billion as of September 30, 2025. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of September 30, 2025, all advances were secured by real estate loans.

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

The following table presents the Company’s credit-related commitments as of September 30, 2025 and December 31, 2024:

	September 30, 2025					December 31, 2024
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,947,041	$3,735,250	$639,101	$97,652	$9,419,044	$9,128,040
Commercial letters of credit and standby letters of credit (“SBLCs”)	1,413,936	506,597	152,263	1,057,314	3,130,110	2,917,029
Total	$6,360,977	$4,241,847	$791,364	$1,154,966	$12,549,154	$12,045,069

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of September 30, 2025, total letters of credit of $3.1 billion consisted of SBLCs of $3.1 billion and commercial letters of credit of $23 million. In comparison, as of December 31, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $29 million. As of both September 30, 2025 and December 31, 2024, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $48 million and $39 million as of September 30, 2025 and December 31, 2024, respectively.

Guarantees — The Company occasionally sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of September 30, 2025 and December 31, 2024:

	Maximum Potential Future Payments					Carrying Value (1)
	September 30, 2025				December 31, 2024	September 30, 2025	December 31, 2024
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$17	$339	$3,085	$3,441	$4,375	$3,441	$4,375
Multifamily residential loans sold or securitized with recourse	51	78	14,867	14,996	14,996	16,434	17,770
Total	$68	$417	$17,952	$18,437	$19,371	$19,875	$22,145

(1)Represents the unpaid principal balance.

The Company’s recourse reserve related to these guarantees is included in the allowance for unfunded credit commitments and totaled $28 thousand and $34 thousand as of September 30, 2025 and December 31, 2024, respectively. The allowance for unfunded credit commitments is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of September 30, 2025, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 11 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both September 30, 2025 and December 31, 2024.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Stock compensation costs	$36,112	$10,717	$62,592	$34,371
Related net tax benefits for stock compensation plans	$216	$20	$2,947	$812

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of the RSUs are time-based vesting awards, others vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from 0% to a maximum of 200% of the target number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2024 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the nine months ended September 30, 2025. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2025	1,348,612	$75.70	282,061	$79.48
Granted	466,153	95.09	88,660	95.34
Vested	(352,294)	78.36	(87,992)	81.35
Forfeited	(98,969)	79.97	—	—
Outstanding, September 30, 2025	1,363,502	$81.33	282,729	$83.87

As of September 30, 2025, there was $41 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.9 years, and $6 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.9 years.

Note 12 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and nine months ended September 30, 2025 and 2024. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2024 Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share data)	2025	2024	2025	2024
Basic:
Net income	$368,394	$299,166	$968,917	$872,471
Weighted-average number of shares outstanding	137,676	138,606	137,897	138,997
Basic EPS	$2.68	$2.16	$7.03	$6.28
Diluted:
Net income	$368,394	$299,166	$968,917	$872,471
Weighted-average number of shares outstanding	137,676	138,606	137,897	138,997
Add: Dilutive impact of unvested RSUs	1,266	1,042	1,193	942
Diluted weighted-average number of shares outstanding	138,942	139,648	139,090	139,939
Diluted EPS	$2.65	$2.14	$6.97	$6.23

Approximately two thousand and nine thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2025, respectively. In comparison, approximately one thousand and five thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2024, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized a stock repurchase of $300 million of the Company’s common stock. The Company repurchased $26 million and $114 million of common stock for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2024, there were no share repurchases. For the nine months ended September 30, 2024, the Company repurchased $123 million of common stock.

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, July 1, 2024	$(591,286)	$(44,059)	$(18,828)	$(654,173)
Net unrealized gains (losses) arising during the period	132,130	66,105	(1,126)	197,109
Amounts reclassified from AOCI	2,663	17,097	—	19,760
Changes, net of tax	134,793	83,202	(1,126)	216,869
Balance, September 30, 2024	$(456,493)	$39,143	$(19,954)	$(437,304)
Balance, July 1, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)
Net unrealized gains (losses) arising during the period	76,760	(2,355)	2,074	76,479
Amounts reclassified from AOCI	6,187	4,157	—	10,344
Changes, net of tax	82,947	1,802	2,074	86,823
Balance, September 30, 2025	$(383,619)	$30,424	$(22,362)	$(375,557)

Refer to table footnotes on the following page.

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2024	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	138,621	(15,235)	1,385	124,771
Amounts reclassified from AOCI	6,767	51,754	—	58,521
Changes, net of tax	145,388	36,519	1,385	183,292
Balance, September 30, 2024	$(456,493)	$39,143	$(19,954)	$(437,304)
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	149,063	38,015	(41)	187,037
Amounts reclassified from AOCI	9,470	13,196	—	22,666
Changes, net of tax	158,533	51,211	(41)	209,703
Balance, September 30, 2025	$(383,619)	$30,424	$(22,362)	$(375,557)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations, including related hedges. The functional currency and reporting currency of the Company’s foreign subsidiary was RMB and USD, respectively.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains arising during the period	$98,241	$(21,481)	$76,760	$187,578	$(55,448)	$132,130
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (1)	2,943	(858)	2,085	(145)	43	(102)
Amortization of unrealized losses on transferred securities (2)	3,785	317	4,102	3,926	(1,161)	2,765
Net change	104,969	(22,022)	82,947	191,359	(56,566)	134,793
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(2,658)	303	(2,355)	93,842	(27,737)	66,105
Net realized losses reclassified into net income (3)	6,001	(1,844)	4,157	24,272	(7,175)	17,097
Net change	3,343	(1,541)	1,802	118,114	(34,912)	83,202
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	2,208	(134)	2,074	(1,126)	—	(1,126)
Net change	2,208	(134)	2,074	(1,126)	—	(1,126)
Other comprehensive income	$110,520	$(23,697)	$86,823	$308,347	$(91,478)	$216,869

Refer to table footnotes on the following page.

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains arising during the period	$211,737	$(62,674)	$149,063	$196,717	$(58,096)	$138,621
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (1)	2,066	(611)	1,455	(1,979)	585	(1,394)
Amortization of unrealized losses on transferred securities (2)	11,379	(3,364)	8,015	11,587	(3,426)	8,161
Net change	225,182	(66,649)	158,533	206,325	(60,937)	145,388
Cash flow hedges:
Net unrealized gains (losses) arising during the period	53,536	(15,521)	38,015	(21,629)	6,394	(15,235)
Net realized losses reclassified into net income (3)	18,584	(5,388)	13,196	73,471	(21,717)	51,754
Net change	72,120	(20,909)	51,211	51,842	(15,323)	36,519
Foreign currency translation adjustments, net of hedges:
Net unrealized (losses) gains arising during the period	(134)	93	(41)	1,558	(173)	1,385
Net change	(134)	93	(41)	1,558	(173)	1,385
Other comprehensive income	$297,168	$(87,465)	$209,703	$259,725	$(76,433)	$183,292

(1)Pre-tax amounts were reported in Net gains on AFS debt securities and Provision for Credit Losses on the Consolidated Statement of Income. Refer to Note 4 — Securities — Realized Gains and Credit Losses for further details.
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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and nine months ended September 30, 2025 and 2024:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended September 30, 2025
Net interest income before provision for (reversal of) credit losses	$275,389	$265,935	$136,206	$677,530
Noninterest income	31,191	57,983	11,343	100,517
Total revenue before provision for (reversal of ) credit losses	306,580	323,918	147,549	778,047
Provision for (reversal of) credit losses	16,679	35,580	(16,259)	36,000
Compensation and employee benefits	60,471	62,282	52,832	175,585
Other noninterest expense (1)	57,695	36,413	7,230	101,338
Total noninterest expense	118,166	98,695	60,062	276,923
Segment income before income taxes	171,735	189,643	103,746	465,124
Segment net income	$123,347	$136,267	$108,780	$368,394
Average balances:
Loans	$20,500,553	$34,408,431	$299,594	$55,208,578
Deposits	$33,883,506	$28,027,523	$4,278,738	$66,189,767
As of September 30, 2025
Segment assets	$21,078,748	$36,867,668	$21,723,115	$79,669,531

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended September 30, 2024
Net interest income (loss) before provision for (reversal of) credit losses	$290,884	$288,704	$(6,866)	$572,722
Noninterest income	27,970	45,577	10,848	84,395
Total revenue before provision for (reversal of ) credit losses	318,854	334,281	3,982	657,117
Provision for (reversal of) credit losses	5,927	36,934	(861)	42,000
Compensation and employee benefits	53,865	57,582	24,017	135,464
Other noninterest expense (1)	58,141	36,020	(3,825)	90,336
Total noninterest expense	112,006	93,602	20,192	225,800
Segment income (loss) before income taxes	200,921	203,745	(15,349)	389,317
Segment net income	$141,532	$143,218	$14,416	$299,166
Average balances:
Loans	$19,048,831	$32,975,235	$396,450	$52,420,516
Deposits	$31,462,739	$26,310,972	$2,811,545	$60,585,256
As of September 30, 2024
Segment assets	$19,650,183	$35,714,691	$19,118,846	$74,483,720

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Nine Months Ended September 30, 2025
Net interest income before provision for (reversal of) credit losses	$818,195	$773,080	$303,530	$1,894,805
Noninterest income	91,205	161,313	26,279	278,797
Total revenue before provision for (reversal of ) credit losses	909,400	934,393	329,809	2,173,602
Provision for (reversal of) credit losses	31,139	115,083	(16,222)	130,000
Compensation and employee benefits	180,585	181,061	105,215	466,861
Other noninterest expense (1)	172,140	114,784	31,306	318,230
Total noninterest expense	352,725	295,845	136,521	785,091
Segment income before income taxes	525,536	523,465	209,510	1,258,511
Segment net income	$374,730	$373,499	$220,688	$968,917
Average balances:
Loans	$20,151,497	$33,800,162	$331,101	$54,282,760
Deposits	$32,992,699	$26,832,722	$4,355,985	$64,181,406
As of September 30, 2025
Segment assets	$21,078,748	$36,867,668	$21,723,115	$79,669,531

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Nine Months Ended September 30, 2024
Net interest income (loss) before provision for (reversal of) credit losses	$880,316	$855,607	$(44,833)	$1,691,090
Noninterest income	80,288	141,634	25,131	247,053
Total revenue (loss) before provision for (reversal of) credit losses	960,604	997,241	(19,702)	1,938,143
Provision for (reversal of) credit losses	5,246	99,996	(1,242)	104,000
Compensation and employee benefits	161,557	175,881	73,426	410,864
Other noninterest expense (1)	176,279	120,371	592	297,242
Total noninterest expense	337,836	296,252	74,018	708,106
Segment income (loss) before income taxes	617,522	600,993	(92,478)	1,126,037
Segment net income	$434,992	$423,407	$14,072	$872,471
Average balances:
Loans	$18,817,573	$32,854,843	$416,845	$52,089,261
Deposits	$30,406,431	$25,667,059	$2,835,470	$58,908,960
As of September 30, 2024
Segment assets	$19,650,183	$35,714,691	$19,118,846	$74,483,720

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of September 30, 2025, the Company had $79.7 billion in total assets and approximately 3,100 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2024 Form 10-K.

Current Developments

Economic Developments

Evolving trade policies and tariffs, and the government shutdown in late 2025 have increased concerns about inflation, supply chain disruptions, and slower economic growth. The Federal Reserve resumed lowering interest rates in September 2025, and signaled a cautious approach to further cuts as it monitors inflation and labor market conditions. The economic uncertainty caused by these factors could result in decreased consumer spending and curb business investments. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geopolitical Uncertainties and — Risks Related to Financial Matters in the Company’s 2024 Form 10-K.

Climate Accountability

In October 2023, California Senate Bill No. 253, the Climate Corporate Data Accountability Act (“SB 253”) and Senate Bill No. 261, the Climate-Related Financial Risk Act (“SB 261”) were signed into law. SB 253 requires companies with annual revenues exceeding $1 billion that do business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. SB 261 applies to companies with annual revenues over $500 million that do business in California, and requires disclosure of climate-related financial risks and mitigation measures taken to address such risks with the first report due on January 1, 2026, and biennially thereafter. The Company is a reporting entity under both SB 253 and SB 261 and has engaged a third-party firm to support compliance with these laws. The Company continues to monitor regulatory developments and believes it is well-positioned to meet the applicable requirements.

Resolution Planning

On June 20, 2024, the Federal Deposit Insurance Corporation (“FDIC”) released a final rule that requires covered insured depository institutions (“IDIs”) to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. The Bank completed and submitted its resolution plan on October 1, 2025. Going forward, the Bank will submit informational filings every three years and interim supplements annually.

Regulatory Updates

On October 22, 2024, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule to implement Section 1033 of the Dodd-Frank Act. Under the final rule, financial institutions are required, upon request, to make available to a consumer or third party authorized by the consumer, certain information the Bank has concerning a consumer financial product or service covered by the rule, such as a credit card or a deposit account. Industry organizations challenged the final rule in court. On August 22, 2025, the CFPB issued an advance notice of proposed rulemaking to solicit comments and data on several issues as part of a reconsideration of the final rule. On October 29, 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.

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

Financial Review

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share, and ratio data)	2025	2024	2025	2024
Summary of operations:
Net interest income before provision for credit losses	$677,530	$572,722	$1,894,805	$1,691,090
Noninterest income	100,517	84,395	278,797	247,053
Total revenue	778,047	657,117	2,173,602	1,938,143
Provision for credit losses	36,000	42,000	130,000	104,000
Noninterest expense	276,923	225,800	785,091	708,106
Income before income taxes	465,124	389,317	1,258,511	1,126,037
Income tax expense	96,730	90,151	289,594	253,566
Net income	$368,394	$299,166	$968,917	$872,471
Per share:
Basic earnings	$2.68	$2.16	$7.03	$6.28
Diluted earnings	$2.65	$2.14	$6.97	$6.23
Dividends declared	$0.60	$0.55	$1.80	$1.65
Weighted-average number of shares outstanding:
Basic	137,676	138,606	137,897	138,997
Diluted	138,942	139,648	139,090	139,939
Performance metrics:
Return on average assets (“ROA”)	1.84%	1.62%	1.68%	1.62%
Return on average common equity (“ROAE”)	17.44%	15.99%	15.98%	16.24%
Return on average tangible common equity (“ROATCE”) (1)	18.48%	17.08%	16.97%	17.40%
Common dividend payout ratio	22.73%	25.82%	25.96%	26.66%
Net interest margin	3.53%	3.24%	3.41%	3.28%
Adjusted net interest margin (1)	3.36%	3.24%	3.35%	3.28%
Efficiency ratio (2)	35.59%	34.36%	36.12%	36.54%

At period end:	September 30, 2025	December 31, 2024
Total assets	$79,669,531	$75,976,475
Total loans	$55,786,368	$53,726,637
Total deposits	$66,587,556	$63,175,023
Common shares outstanding at period-end	137,568	138,437
Book value per share	$62.39	$55.79
Tangible book value per share (1)	$58.97	$52.39

(1)For additional information regarding the reconciliation of these non-U.S. Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s net income for the third quarter and first nine months of 2025 was $368 million and $969 million, respectively, which increased $69 million or 23%, and $96 million or 11%, respectively, from the same prior year periods. The year-over-year increases of both the third quarter and first nine months of 2025 were primarily driven by higher net interest income before provision for credit losses and increased noninterest income, partially offset by higher noninterest expense and income tax expense. Provision for credit losses was higher in the first nine months of 2025, compared with the same prior year period. Noteworthy aspects of the Company’s performance for the third quarter and first nine months of 2025 included:

•Net interest income and net interest margin. Third quarter 2025 net interest income before provision for credit losses of $678 million increased $105 million or 18% from the third quarter of 2024. Third quarter 2025 net interest margin of 3.53% increased 29 bps year-over-year. Net interest income before provision for credit losses was $1.9 billion for the first nine months of 2025, a $204 million or 12% increase year-over-year. Net interest margin for the first nine months of 2025 was 3.41%, up 13 bps year-over-year. The year-over-year increases in net interest income and net interest margin primarily reflect loan growth, AFS securities’ increase, and the impact of $32 million of discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans.

•Earnings per share growth. Third quarter 2025 basic and diluted earnings per share (“EPS”) both increased 24% to $2.68 and $2.65, respectively, from the third quarter of 2024. For the first nine months of 2025 basic and diluted EPS both increased 12% to $7.03 and $6.97, respectively, from the first nine months of 2024.

•Profitability ratios. Third quarter 2025 ROA, ROAE and the ROATCE of 1.84%, 17.44% and 18.48%, respectively, were up year-over-year by 22 bps, 145 bps and 140 bps, respectively. For the first nine months of 2025, ROA of 1.68% expanded 6 bps year-over-year. For the first nine months of 2025, ROAE and ROATCE of 15.98% and 16.97%, respectively, were down year-over year by 26 bps and 43 bps, respectively. ROATCE is a non-GAAP financial measure. For additional information regarding the reconciliation of non-GAAP financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Efficiency ratios. Third quarter 2025 efficiency ratio was 35.59%, compared with 34.36% for the same period in 2024. The first nine months of 2025 efficiency ratio of 36.12% improved 42 bps from 36.54% from the same period in 2024.

•Asset growth. Total assets reached $79.7 billion as of September 30, 2025, an increase of $3.7 billion, from December 31, 2024, primarily driven by a $2.0 billion or 4% increase in net loans held-for-investment and a $1.9 billion or 17% increase in available-for-sale (“AFS”) debt securities.

•Deposit growth. Total deposits were $66.6 billion as of September 30, 2025, an increase of $3.4 billion or 5% from December 31, 2024. The increase was primarily due to increases in time, money market and noninterest-bearing demand deposits.

•Strong capital levels. Stockholders’ equity was $8.6 billion as of September 30, 2025, up $860 million or 11%, from December 31, 2024. Book value per share of $62.39 as of September 30, 2025, increased $6.60 or 12%, compared with December 31, 2024. Tangible book value per share of $58.97 as of September 30, 2025, increased $6.59 or 13%, compared with December 31, 2024. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

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

Net Interest Income and Net Interest Margin
$678
$573
$1,895
$1,691
4.23%
3.53%
5.27%
3.24%
4.32%
3.41%
5.31%
3.28%
QTD 3Q25
QTD 3Q24
YTD 3Q25
YTD 3Q24
Net Interest Income ($ in millions)
Net Interest Margin
Average Effective Fed Funds Rate

Net interest income and net interest margin for the third quarter and first nine months of 2025 increased year-over-year. The net interest income and net interest margin increases in the third quarter of 2025, compared with the same prior year period, primarily reflected lower deposit funding costs, and increases in loans and AFS debt securities, partially offset by lower yields on loans and interest-bearing cash and deposits with banks. The net interest income and net interest margin increases in the first nine months of 2025, compared with the same prior year period, primarily reflected an increase in AFS debt securities, lower deposit funding costs, and a decrease in Bank Term Funding Program (“BTFP”) and short-term borrowings, partially offset by a decrease in the yields and balances of interest-bearing cash and deposits with banks. The increases in net interest income and net interest margin, compared with both prior year periods also reflect the impact of $32 million of discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans. Net interest income for the third quarter and first nine months of 2025 was $678 million and $1.89 billion, respectively. Excluding the impact of the aforementioned discount accretion and interest recoveries, adjusted net income for the third quarter and first nine months of 2025 was $645 million and $1.86 billion, respectively. Net interest margin for the third quarter and first nine months of 2025 was 3.53% and 3.41%, respectively. Adjusted net interest margin for the for the third quarter and first nine months of 2025 was 3.36% and 3.35%, respectively. Adjusted net income and adjusted net interest margin are non-GAAP financial measures. For additional details, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

Average interest-earning assets were $76.2 billion for the third quarter of 2025, an increase of $5.9 billion or 8% from the third quarter of 2024. For the first nine months of 2025, average interest-earning assets were $74.3 billion, an increase of $5.4 billion or 8% from the first nine months of 2024. The year-over-year increases in average interest-earning assets primarily reflected increases in AFS debt securities and loan growth, partially offset by a decrease in interest-bearing cash and deposits with banks.

The yield on average interest-earning assets for the third quarter of 2025 was 5.88%, a decrease of 21 bps from the third quarter of 2024. The yield on average interest-earning assets for the first nine months of 2025 was 5.80%, a decrease of 28 bps from the first nine months of 2024. The year-over-year decreases in the yield on average interest-earning assets for both periods, primarily reflected the impact of lower benchmark interest rates on the loan portfolio.

Average loan yields of 6.61% and 6.47% for the third quarter and first nine months of 2025, respectively, decreased 12 bps and 25 bps, respectively, compared with the prior year periods. The year-over-year decreases in the average loan yields for both periods primarily reflected the loan portfolio’s sensitivity to lower benchmark interest rates, partially offset by the impact of $32 million of discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans. Excluding the impact of the discount accretion and interest recoveries, adjusted average loan yields were 6.38% and 6.39%, for the third quarter and first nine months of 2025, respectively. Adjusted average loan yield is a non-GAAP financial ratio. For additional details, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q. Approximately 58% of loans held-for-investment were variable rate as of both September 30, 2025 and 2024.

Deposits are an important source of funding for the Company. Average deposits were $66.2 billion for the third quarter of 2025, a $5.6 billion or 9% increase from the third quarter of 2024. Average deposits were $64.2 billion for the first nine months of 2025, a $5.3 billion or 9% increase from the first nine months of 2024. The year-over-year increases for both periods were primarily driven by growth in average time, money market and demand deposits.

Average noninterest-bearing deposits were $15.8 billion for the third quarter of 2025, a $1.2 billion or 8% increase from the third quarter of 2024. For the first nine months of 2025, average noninterest-bearing deposits were $15.3 billion, a $590 million or 4% increase from the first nine months of 2024. Average noninterest-bearing deposits made up 24% of average deposits for both the third quarters of 2025 and 2024, and 24% and 25% for the first nine months of 2025 and 2024, respectively.

The average cost of deposits of 2.49% for the third quarter and 2.51% for the first nine months of 2025 decreased 49 bps and 42 bps, respectively, compared with the prior year periods. The average cost of interest-bearing deposits of 3.26% for the third quarter and 3.30% for the first nine months of 2025, decreased 67 bps and 61 bps, respectively, compared with the prior year periods. These year-over-year decreases primarily reflected the impacts of lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, Federal Home Loan Bank (“FHLB”) advances, securities sold under repurchase agreements (“repurchase agreements”), long-term debt, and short-term borrowings. The average cost of funds of 2.58% for the third quarter and 2.62% for the first nine months of 2025 decreased 54 bps and 45 bps, respectively, compared with the prior year periods. The year-over-year decreases were mainly driven by the decrease in the cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2025 and 2024:

	Three Months Ended September 30,
	2025				2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)		Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,873,674	$47,170	3.84%		$4,987,191	$60,060	4.79%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,616	1.51%		443,261	1,663	1.49%
Debt securities:
AFS (2)(3)	12,650,323	146,336	4.59%		9,316,232	111,552	4.76%
Held-to-maturity (“HTM”) (2)	2,884,267	12,226	1.68%		2,931,033	12,431	1.69%
Total debt securities (2)	15,534,590	158,562	4.05%		12,247,265	123,983	4.03%
Loans:
Commercial and industrial (“C&I”) (2)	17,799,708	345,947	7.71%	(4)	16,492,589	328,619	7.93%
Commercial real estate (“CRE”) (2)	20,826,239	327,168	6.23%		20,272,662	328,254	6.44%
Residential mortgage	16,536,696	245,728	5.90%		15,601,307	229,727	5.86%
Other consumer	45,935	675	5.83%		53,958	753	5.55%
Total loans (2)(5)(6)	55,208,578	919,518	6.61%	(4)	52,420,516	887,353	6.73%
Restricted equity securities	164,296	2,866	6.92%		165,262	2,840	6.84%
Total interest-earning assets	$76,206,138	$1,129,732	5.88%		$70,263,495	$1,075,899	6.09%
Noninterest-earning assets:
Cash and due from banks	410,446				341,856
Allowance for loan, lease, and securities’ losses	(789,195)				(691,399)
Other assets	3,483,309				3,354,206
Total assets	$79,310,698				$73,268,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,501,315	$46,725	2.47%		$7,762,719	$58,226	2.98%
Money market deposits	16,565,937	133,951	3.21%		14,201,258	136,384	3.82%
Savings deposits	1,705,332	3,353	0.78%		1,744,644	4,811	1.10%
Time deposits	24,649,891	230,608	3.71%		22,270,124	254,650	4.55%
Total interest-bearing deposits	50,422,475	414,637	3.26%		45,978,745	454,071	3.93%
Short-term borrowings and federal funds purchased	474	3	2.51%		1,170	16	5.44%
FHLB advances	3,228,262	36,740	4.52%		3,440,219	48,261	5.58%
Repurchase agreements	13,012	148	4.51%		3,455	49	5.64%
Long-term debt and finance lease liabilities	35,732	674	7.48%		36,084	780	8.60%
Total interest-bearing liabilities	$53,699,955	$452,202	3.34%		$49,459,673	$503,177	4.05%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,767,292				14,606,511
Accrued expenses and other liabilities	1,462,237				1,758,641
Stockholders’ equity	8,381,214				7,443,333
Total liabilities and stockholders’ equity	$79,310,698				$73,268,158

Interest rate spread			2.54%				2.04%
Net interest income and net interest margin		$677,530	3.53%			$572,722	3.24%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $6 million and $9 million for the third quarters of 2025 and 2024, respectively.
(4)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans during the three months ended September 30, 2025.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $42 million and $12 million for the third quarters of 2025 and 2024, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2025 and 2024:

	Nine Months Ended September 30,
	2025				2024
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)		Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,232,434	$121,242	3.83%		$5,054,542	$183,848	4.86%
Resale agreements	425,000	4,850	1.53%		550,913	9,663	2.34%
Debt securities:
AFS (2)(3)	12,287,338	423,351	4.61%		8,125,876	273,652	4.50%
HTM (2)	2,896,271	36,783	1.70%		2,940,920	37,455	1.70%
Total debt securities (2)	15,183,609	460,134	4.05%		11,066,796	311,107	3.76%
Loans:
C&I (2)	17,346,156	943,152	7.27%	(4)	16,318,594	977,077	8.00%
CRE (2)	20,579,793	958,220	6.23%		20,318,851	975,447	6.41%
Residential mortgage	16,309,274	722,285	5.92%		15,397,583	667,367	5.79%
Other consumer	47,537	1,968	5.54%		54,233	2,292	5.65%
Total loans (2)(5)(6)	54,282,760	2,625,625	6.47%	(4)	52,089,261	2,622,183	6.72%
Restricted equity securities	165,121	8,682	7.03%		141,051	7,129	6.75%
Total interest-earning assets	$74,288,924	$3,220,533	5.80%		$68,902,563	$3,133,930	6.08%
Noninterest-earning assets:
Cash and due from banks	368,909				332,983
Allowance for loan, lease, and securities’ losses	(750,458)				(681,988)
Other assets	3,372,000				3,496,156
Total assets	$77,279,375				$72,049,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,621,067	$141,649	2.49%		$7,642,423	$164,727	2.88%
Money market deposits	15,581,506	374,251	3.21%		13,855,167	406,450	3.92%
Savings deposits	1,734,325	10,500	0.81%		1,783,011	13,935	1.04%
Time deposits	23,913,370	680,806	3.81%		20,886,769	706,640	4.52%
Total interest-bearing deposits	48,850,268	1,207,206	3.30%		44,167,370	1,291,752	3.91%
BTFP, short-term borrowings and federal funds purchased	520	10	2.57%		1,284,826	42,154	4.38%
FHLB advances	3,408,426	114,919	4.51%		2,501,826	104,840	5.60%
Repurchase agreements	46,275	1,577	4.56%		3,370	142	5.63%
Long-term debt and finance lease liabilities	35,820	2,016	7.52%		65,969	3,952	8.00%
Total interest-bearing liabilities	$52,341,309	$1,325,728	3.39%		$48,023,361	$1,442,840	4.01%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,331,138				14,741,590
Accrued expenses and other liabilities	1,498,313				2,109,318
Stockholders’ equity	8,108,615				7,175,445
Total liabilities and stockholders’ equity	$77,279,375				$72,049,714

Interest rate spread			2.41%				2.07%
Net interest income and net interest margin		$1,894,805	3.41%			$1,691,090	3.28%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums of AFS debt securities of $23 million and $26 million for the first nine months of 2025 and 2024, respectively.
(4)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans during the nine months ended September 30, 2025.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $67 million and $40 million for the first nine months of 2025 and 2024, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(12,890)	$(1,326)	$(11,564)	$(62,606)	$(27,200)	$(35,406)
Resale agreements	(47)	(66)	19	(4,813)	(1,905)	(2,908)
Debt securities:
AFS	34,784	38,981	(4,197)	149,699	142,989	6,710
HTM	(205)	(170)	(35)	(672)	(598)	(74)
Total debt securities	34,579	38,811	(4,232)	149,027	142,391	6,636
Loans:
C&I	17,328	26,257	(8,929)	(33,925)	58,813	(92,738)
CRE	(1,086)	9,266	(10,352)	(17,227)	12,130	(29,357)
Residential mortgage	16,001	14,460	1,541	54,918	39,683	15,235
Other consumer	(78)	(115)	37	(324)	(280)	(44)
Total loans	32,165	49,868	(17,703)	3,442	110,346	(106,904)
Restricted equity securities	26	(14)	40	1,553	1,251	302
Total interest and dividend income	$53,833	$87,273	$(33,440)	$86,603	$224,883	$(138,280)
Interest-bearing liabilities:
Checking deposits	$(11,501)	$(1,885)	$(9,616)	$(23,078)	$(462)	$(22,616)
Money market deposits	(2,433)	21,102	(23,535)	(32,199)	46,714	(78,913)
Savings deposits	(1,458)	(105)	(1,353)	(3,435)	(372)	(3,063)
Time deposits	(24,042)	25,698	(49,740)	(25,834)	94,264	(120,098)
Total interest-bearing deposits	(39,434)	44,810	(84,244)	(84,546)	140,144	(224,690)
BTFP, short-term borrowings and federal funds purchased	(13)	(7)	(6)	(42,144)	(42,104)	(40)
FHLB advances	(11,521)	(2,108)	(9,413)	10,079	33,087	(23,008)
Repurchase agreements	99	111	(12)	1,435	1,467	(32)
Long-term debt and finance lease liabilities	(106)	(7)	(99)	(1,936)	(1,712)	(224)
Total interest expense	$(50,975)	$42,799	$(93,774)	$(117,112)	$130,882	$(247,994)
Change in net interest income	$104,808	$44,474	$60,334	$203,715	$94,001	$109,714

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Commercial and consumer deposit-related fees	$28,409	$26,815	6%	$82,349	$77,412	6%
Lending and loan servicing fees	27,605	26,453	4%	79,421	73,718	8%
Foreign exchange income	14,491	13,569	7%	44,043	37,962	16%
Wealth management fees	14,562	10,683	36%	38,966	28,798	35%
Customer derivative income (loss), net of mark-to-market adjustments:
Customer derivative income	6,442	3,774	71%	15,626	11,141	40%
Derivative mark-to-market and credit valuation adjustments	(318)	(4,480)	93%	(3,232)	(2,333)	39%
Total customer derivative income (loss), net of mark-to-market adjustments	6,124	(706)	NM	12,394	8,808	41%
Net gains on AFS debt securities	57	145	(61)%	934	1,979	(53)%
Other investment income	705	2,800	(75)%	3,645	6,201	(41)%
Other income	8,564	4,636	85%	17,045	12,175	40%
Total noninterest income	$100,517	$84,395	19%	$278,797	$247,053	13%
Noninterest income as a percent of total revenue	13%	14%		13%	13%
NM — Not meaningful.

Noninterest income for the third quarter of 2025 was $101 million, a $16 million or 19% increase, compared with the same prior year period. The year-over-year increase was primarily due to increases in customer derivative income net of mark-to-market adjustments, other income and wealth management fees. Noninterest income for the first nine months of 2025 was $279 million, an increase of $32 million or 13%, compared with the first nine months of 2024. The year-over-year increase was primarily due to higher wealth management fees, foreign exchange income, lending and loan servicing fees, commercial and consumer deposit-related fees, and other income.

Commercial and consumer deposit-related fees were $28 million for the third quarter of 2025, an increase of $2 million or 6%, compared with the third quarter of 2024. For the first nine months of 2025, commercial and consumer deposit-related fees were $82 million, an increase of $5 million or 6%, compared with the first nine months of 2024. The year-over-year increases were primarily due to an increase in analysis service fees due to higher commercial customer activity.

Lending and loan servicing fees were $28 million for the third quarter of 2025, an increase of $1 million or 4%, compared with the third quarter of 2024. For the first nine months of 2025, lending and loan servicing fees were $79 million, an increase of $6 million or 8%, compared with the first nine months of 2024. The year-over-year increases were primarily due to higher trade finance and credit enhancement fees driven by increased customer activity.

Foreign exchange income was $14 million for the third quarter of 2025, an increase of approximately $1 million or 7%, compared with the third quarter of 2024. For the first nine months of 2025, foreign exchange income was $44 million, an increase of $6 million or 16%, compared with the first nine months of 2024. The year-over-year increase for the first nine months of 2025 primarily reflected higher fees and gains on customer trades, partially offset by the unfavorable valuation of certain foreign currency denominated balance sheet items.

Wealth management fees were $15 million for the third quarter of 2025, an increase of $4 million or 36%, compared with the third quarter of 2024. For the first nine months of 2025, wealth management fees were $39 million, an increase of $10 million or 35%, compared with the first nine months of 2024. The year-over-year increases primarily reflected higher customer demand for wealth management products such as fixed-rate corporate bonds and fixed annuities.

Customer derivative income (loss), net of mark-to-market adjustments, was $6 million for the third quarter of 2025, an increase of $7 million compared with the third quarter of 2024. For the first nine months of 2025, customer derivative income, net of mark-to-market adjustments was $12 million, an increase of $4 million or 41%, compared with the first nine months of 2024. The year-over-year increases primarily reflected increased customer activity and favorable credit valuation adjustments.

Other income was $9 million for the third quarter of 2025, an increase of $4 million or 85%, compared with the third quarter of 2024. For the first nine months of 2025, other income was $17 million, an increase of $5 million or 40%, compared with the first nine months of 2024. These increases primarily reflected realized proceeds and higher returns from bank-owned life insurance.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Compensation and employee benefits	$175,585	$135,464	30%	$466,861	$410,864	14%
Occupancy and equipment expense	16,970	17,001	(0)%	48,948	48,016	2%
Deposit account expense	8,851	12,229	(28)%	27,241	36,467	(25)%
Computer and software related expenses	12,949	11,436	13%	39,709	34,172	16%
Deposit insurance premiums and regulatory assessments	8,644	9,178	(6)%	28,162	39,535	(29)%
Other operating expense	38,231	34,892	10%	116,499	104,193	12%
Amortization of tax credit and CRA investments	15,693	5,600	180%	57,671	34,859	65%
Total noninterest expense	$276,923	$225,800	23%	$785,091	$708,106	11%

Noninterest expense was $277 million for the third quarter of 2025, an increase of $51 million or 23%, compared with the third quarter of 2024. The year-over-year increase was primarily due to increases in compensation and employee benefits and amortization of tax credit and CRA investments. For the first nine months of 2025, noninterest expense was $785 million, an increase of $77 million or 11%, compared with the first nine months of 2024. The year-over-year increase was primarily due to increases in compensation and employee benefits, amortization of tax credit and CRA investments, and other operating expense, partially offset by decreases in deposit insurance premiums and regulatory assessments, and deposit account expense.

Compensation and employee benefits were $176 million for the third quarter of 2025, an increase of $40 million or 30%, compared with the third quarter of 2024. For the first nine months of 2025, compensation and employee benefits were $467 million, an increase of $56 million or 14%, compared with the first nine months of 2024. The increases were primarily driven by $27 million from the change in equity award expense recognition for retirement eligible employees, while the remaining increase was due to merit increases and staffing growth. Refer to Note 1 — Basis of Presentation, Current Accounting Developments and Summary of Significant Accounting Policies Update for further details of the change in stock-based compensation policy.

Deposit account expense was $9 million for the third quarter of 2025, a decrease of $3 million or 28%, compared with the third quarter of 2024. For the first nine months of 2025, deposit account expense was $27 million, a decrease of $9 million or 25%, compared with the first nine months of 2024. The decreases were driven primarily by lower balances and referral rates paid on certain deposit accounts.

Deposit insurance premiums and regulatory assessments were $9 million for the third quarter of 2025, a $1 million or 6% decrease, compared with the third quarter of 2024. For the first nine months of 2025, deposit insurance premiums and regulatory assessments were $28 million, an $11 million or 29% decrease, compared with the first nine months of 2024. The decreases were primarily due to lower FDIC special assessment charges (“FDIC charges”), which reflected a decrease in the estimated losses to the FDIC’s Deposit Insurance Fund. For additional information on the FDIC charges, refer to Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in the Company’s 2024 Form 10-K.

Other operating expense was $38 million for the third quarter of 2025, an increase of $3 million or 10%, compared with the third quarter of 2024. For the first nine months of 2025, other operating expense was $116 million, an increase of $12 million or 12%, compared with the first nine months of 2024. The increase for the first nine months was primarily due to problem loan related expenses, higher consulting expenses for various Company initiatives, and other real estate owned (“OREO”) write-downs, partially offset by lower legal expenses.

Amortization of tax credit and CRA investments was $16 million for the third quarter of 2025, an increase of $10 million or 180%, compared with the third quarter of 2024. For the first nine months of 2025, amortization of tax credit and CRA investments was $58 million, an increase of $23 million or 65%, compared with the first nine months of 2024. The year-over-year increases were primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

The following table presents income before income taxes, income tax expense and the effective tax rate for the third quarters and first nine months of 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2025	2024	% Change	2025	2024	% Change
Income before income taxes	$465,124	$389,317	19%	$1,258,511	$1,126,037	12%
Income tax expense	$96,730	$90,151	7%	$289,594	$253,566	14%
Effective tax rate	20.8%	23.2%		23.0%	22.5%

Third quarter 2025 income tax expense was $97 million and the effective tax rate was 20.8%, compared with third quarter 2024 income tax expense of $90 million and an effective tax rate of 23.2%. The year-over-year increase in third quarter income tax expense was primarily due to higher pre-tax income, partially offset by lower effective tax rate, driven by favorable adjustments from the timing of tax credit investments that closed in a given period and a lower California state tax apportionment. For the first nine months of 2025, income tax expense was $290 million and the effective tax rate was 23.0%, compared with income tax expense of $254 million and an effective tax rate of 22.5% for the same period in 2024. The year-over-year increases in income tax expense and effective tax rate were primarily due to the one-time revaluation of deferred tax assets, following the adoption of the California single sales factor apportionment method and higher pre-tax income, partially offset by favorable adjustments driven by a lower California state tax apportionment and the timing of tax credit investments that closed in a given period.

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

The following tables present financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$275,389	$290,884	$(15,495)	(5)%
Noninterest income	31,191	27,970	3,221	12%
Total revenue	306,580	318,854	(12,274)	(4)%
Provision for credit losses	16,679	5,927	10,752	181%
Compensation and employee benefits	60,471	53,865	6,606	12%
Other noninterest expense	57,695	58,141	(446)	(1)%
Total noninterest expense	118,166	112,006	6,160	5%
Segment income before income taxes	171,735	200,921	(29,186)	(15)%
Income tax expense	48,388	59,389	(11,001)	(19)%
Segment net income	$123,347	$141,532	$(18,185)	(13)%
Average loans	$20,500,553	$19,048,831	$1,451,722	8%
Average deposits	$33,883,506	$31,462,739	$2,420,767	8%

	Nine Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$818,195	$880,316	$(62,121)	(7)%
Noninterest income	91,205	80,288	10,917	14%
Total revenue	909,400	960,604	(51,204)	(5)%
Provision for credit losses	31,139	5,246	25,893	NM
Compensation and employee benefits	180,585	161,557	19,028	12%
Other noninterest expense	172,140	176,279	(4,139)	(2)%
Total noninterest expense	352,725	337,836	14,889	4%
Segment income before income taxes	525,536	617,522	(91,986)	(15)%
Income tax expense	150,806	182,530	(31,724)	(17)%
Segment net income	$374,730	$434,992	$(60,262)	(14)%
Average loans	$20,151,497	$18,817,573	$1,333,924	7%
Average deposits	$32,992,699	$30,406,431	$2,586,268	9%

NM — Not meaningful.

Consumer and Business Banking segment net income decreased $18 million or 13% year-over-year to $123 million for the third quarter of 2025, primarily driven by a $15 million decrease in net interest income, an $11 million increase in provision for credit losses and a $7 million increase in compensation and employee benefits. The decrease in net interest income was primarily due to the year-over-year decrease in interest rates. The increase in provision for credit losses was driven by loan growth and the worsening macroeconomic outlook in the residential mortgage loan sector in the third quarter of 2025. The compensation and employee benefits increase was primarily due to staffing growth and increased wealth management commissions.

Consumer and Business Banking segment net income decreased $60 million or 14% year-over-year to $375 million for the first nine months of 2025, primarily driven by a $62 million decrease in net interest income, a $26 million increase in provision for credit losses, and a $19 million increase in compensation and employee benefits, partially offset by an $11 million increase in noninterest income and a $4 million decrease in other noninterest expense. The decrease in net interest income was primarily due to the year-over-year decrease in interest rates. The noninterest income increase was primarily due to increases in wealth management fees. The increase in provision for credit losses was driven by loan growth and the worsening macroeconomic outlook in the residential mortgage loan sector in the first nine months of 2025. The compensation and employee benefits increase was primarily due to staffing growth and increased wealth management commissions. The decrease in other noninterest expense was primarily driven by decreased deposit insurance premiums and regulatory assessments, from lower FDIC charges.

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

The following tables present financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$265,935	$288,704	$(22,769)	(8)%
Noninterest income	57,983	45,577	12,406	27%
Total revenue	323,918	334,281	(10,363)	(3)%
Provision for credit losses	35,580	36,934	(1,354)	(4)%
Compensation and employee benefits	62,282	57,582	4,700	8%
Other noninterest expense	36,413	36,020	393	1%
Total noninterest expense	98,695	93,602	5,093	5%
Segment income before income taxes	189,643	203,745	(14,102)	(7)%
Income tax expense	53,376	60,527	(7,151)	(12)%
Segment net income	$136,267	$143,218	$(6,951)	(5)%
Average loans	$34,408,431	$32,975,235	$1,433,196	4%
Average deposits	$28,027,523	$26,310,972	$1,716,551	7%

	Nine Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income before provision for credit losses	$773,080	$855,607	$(82,527)	(10)%
Noninterest income	161,313	141,634	19,679	14%
Total revenue before provision for credit losses	934,393	997,241	(62,848)	(6)%
Provision for credit losses	115,083	99,996	15,087	15%
Compensation and employee benefits	181,061	175,881	5,180	3%
Other noninterest expense	114,784	120,371	(5,587)	(5)%
Total noninterest expense	295,845	296,252	(407)	(0)%
Segment income before income taxes	523,465	600,993	(77,528)	(13)%
Income tax expense	149,966	177,586	(27,620)	(16)%
Segment net income	$373,499	$423,407	$(49,908)	(12)%
Average loans	$33,800,162	$32,854,843	$945,319	3%
Average deposits	$26,832,722	$25,667,059	$1,165,663	5%

Commercial Banking segment net income decreased $7 million or 5% year-over-year to $136 million for the third quarter of 2025, primarily driven by a $23 million decrease in net interest income and a $5 million increase in compensation and employee benefits, partially offset by a $12 million increase in noninterest income. The net interest income decrease was primarily due to the year-over-year decline in interest rates. The noninterest income increase was primarily due to increases in customer derivative income and foreign exchange income. The increase in compensation and employee benefits was primarily driven by staffing growth.

Commercial Banking segment net income decreased $50 million or 12% year-over-year to $373 million for the first nine months of 2025, primarily driven by an $83 million decrease in net interest income and a $15 million increase in provision for credit losses, partially offset by a $20 million increase in noninterest income and a $6 million decrease in other noninterest expense. The net interest income decrease was primarily driven by the year-over-year decline in interest rates. The noninterest income increase was primarily due to increases in customer derivative income, lending and loan servicing fees, foreign exchange income and commercial deposit-related fees. The provision for credit losses increase was primarily due to loan growth and the worsening macroeconomic outlook. The decrease in other noninterest expense was primarily driven by the decreases in deposit account expense and deposit insurance premiums and regulatory assessments, partially offset by increased loan related expenses.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, tax credit investment activity, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

The following tables present financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income (loss) before reversal of credit losses (1)	$136,206	$(6,866)	$143,072	NM
Noninterest income	11,343	10,848	495	5%
Total revenue	147,549	3,982	143,567	NM
Reversal of credit losses (2)	(16,259)	(861)	(15,398)	NM
Compensation and employee benefits	52,832	24,017	28,815	120%
Other noninterest expense	7,230	(3,825)	11,055	NM
Total noninterest expense	60,062	20,192	39,870	197%
Segment income (loss) before income taxes	103,746	(15,349)	119,095	NM
Income tax benefit	5,034	29,765	(24,731)	(83)%
Segment net income	$108,780	$14,416	$94,364	NM
Average loans	$299,594	$396,450	$(96,856)	(24)%
Average deposits	$4,278,738	$2,811,545	$1,467,193	52%

	Nine Months Ended September 30,
			Change from 2024
($ in thousands)	2025	2024	$	%
Net interest income (loss) before reversal of credit losses (1)	$303,530	$(44,833)	$348,363	NM
Noninterest income	26,279	25,131	1,148	5%
Total revenue (loss)	329,809	(19,702)	349,511	NM
Reversal of credit losses (2)	(16,222)	(1,242)	(14,980)	NM
Compensation and employee benefits	105,215	73,426	31,789	43%
Other noninterest expense	31,306	592	30,714	NM
Total noninterest expense	136,521	74,018	62,503	84%
Segment income (loss) before income taxes	209,510	(92,478)	301,988	NM
Income tax benefit	11,178	106,550	(95,372)	(90)%
Segment net income	$220,688	$14,072	$206,616	NM
Average loans	$331,101	$416,845	$(85,744)	(21)%
Average deposits	$4,355,985	$2,835,470	$1,520,515	54%

NM — Not meaningful.
(1)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans during the three and nine months ended September 30, 2025.
(2)Includes $18 million reversal of credit losses from the full repayment on purchased credit impaired loans.

The Treasury and Other segment income before income taxes increased $119 million for the third quarter of 2025, compared with the third quarter of 2024, primarily driven by a $143 million increase in net interest income and a $15 million increase in reversal of credit losses, partially offset by a $29 million increase in compensation and employee benefits and a $11 million increase in other noninterest expense. The net interest income increase was mainly driven by higher loan interest income, primarily due to $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans, and higher interest income from AFS debt securities due to higher average balances. The increase in reversal of credit losses was primarily due to an $18 million reversal of credit losses related to the payoff of purchased credit impaired loans in the third quarter of 2025. The increase in compensation and employee benefits was primarily driven by additional compensation expense from a change in equity award expense recognition for retirement eligible employees recorded in the third quarter of 2025. Refer to Note 1 — Basis of Presentation, Current Accounting Developments and Summary of Significant Accounting Policies Update for further details of the change in stock-based compensation policy. The increase in other noninterest expense was primarily driven by higher amortization of tax credit and CRA investments.

The Treasury and Other segment income before income taxes increased $302 million for the first nine months of 2025, primarily driven by a $348 million increase in net interest income and a $15 million increase in reversal of credit losses, partially offset by a $32 million increase in compensation and employee benefits and a $31 million increase in other noninterest expense. The net interest income increase was mainly driven by higher interest income from AFS debt securities due to higher average balances, and higher loan interest income, primarily due to $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans. The increase in reversal of credit losses was primarily due to an $18 million reversal of credit losses related to the payoff of purchased credit impaired loans in the third quarter of 2025. The increase in compensation and employee benefits was primarily driven by additional compensation expense from a change in equity award expense recognition for retirement eligible employees recorded in the third quarter of 2025. Refer to Note 1 — Basis of Presentation, Current Accounting Developments and Summary of Significant Accounting Policies Update for further details of the change in stock-based compensation policy. The increase in other noninterest expense was primarily driven by higher amortization of tax credit and CRA investments and corporate overhead expenses.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of September 30, 2025 and December 31, 2024, and by credit ratings as of September 30, 2025:

	September 30, 2025			December 31, 2024			Ratings as of September 30, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$875,577	$856,215	7%	$676,300	$638,265	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise (“GSE”) debt securities	288,368	256,386	2%	308,220	262,587	3%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE mortgage-backed securities (MBS”) (3)	10,176,301	10,011,866	78%	8,447,303	8,164,474	75%	100%	—%	—%	—%	—%
Municipal securities	282,015	245,182	2%	287,301	250,153	2%	99%	—%	—%	—%	1%
Non-agency MBS	691,525	601,671	5%	808,762	692,078	6%	97%	—%	—%	2%	1%
Corporate debt securities	596,900	500,870	4%	653,500	526,166	5%	—%	35%	62%	3%	—%
Foreign government bonds	245,978	237,019	2%	244,803	233,880	2%	46%	54%	—%	—%	—%
Asset-backed securities	32,649	31,943	0%	35,086	34,715	0%	30%	45%	25%	—%	—%
Collateralized loan obligations	—	—	0%	44,500	44,493	1%	—%	—%	—%	—%	—%
Total AFS debt securities	$13,189,313	$12,741,152	100%	$11,505,775	$10,846,811	100%	95%	2%	3%	0%	0%
HTM debt securities:
U.S. Treasury securities	$539,255	$519,800	21%	$535,080	$499,858	21%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE debt securities	1,006,602	854,097	35%	1,004,479	804,220	34%	100%	—%	—%	—%	—%
U.S. government agency and U.S. GSE MBS (4)	1,148,813	948,097	38%	1,190,221	943,134	39%	100%	—%	—%	—%	—%
Municipal securities	186,012	145,368	6%	187,633	140,542	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,880,682	$2,467,362	100%	$2,917,413	$2,387,754	100%	100%	—%	—%	—%	—%
Total debt securities	$16,069,995	$15,208,514		$14,423,188	$13,234,565

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
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $9.1 billion of amortized cost and fair value as of September 30, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(4)Includes GNMA HTM debt securities totaling $81 million of amortized cost and $66 million of fair value as of September 30, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

The Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 2.2 and 6.5, respectively, as of September 30, 2025, compared with 2.4 and 7.0, respectively, as of December 31, 2024. The AFS debt securities’ effective duration was relatively unchanged, while the HTM debt securities’ effective duration declined slightly due to the downward shift in the yield curve and portfolio seasoning.

Available-for-Sale Debt Securities

AFS debt securities increased $1.9 billion or 17% from December 31, 2024 to $12.7 billion as of September 30, 2025, primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $445 million as of September 30, 2025, compared with $659 million as of December 31, 2024.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both September 30, 2025 and December 31, 2024. There was $3 million of allowance for credit losses against the AFS debt securities as of September 30, 2025, which was recognized as provision for credit losses for each of the three and nine months ended September 30, 2025, compared with no allowance for credit losses as of December 31, 2024, and no provision for credit losses recognized for each of the three and nine months ended September 30, 2024.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or a GSE. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both September 30, 2025 and December 31, 2024.

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

The loan composition of the Company’s held-for-investment portfolio was unchanged between September 30, 2025 and December 31, 2024, as presented in the chart below.

Total loans held-for-investment of $55.8 billion as of September 30, 2025 increased $2.0 billion or 4% from December 31, 2024, reflecting well-balanced growth across our major loan types. For additional information on our loans held-for-investment outstanding balances, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio, which includes C&I and total CRE loans, comprised 70% of total loans held-for-investment as of both September 30, 2025 and December 31, 2024. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $26.8 billion and $25.8 billion as of September 30, 2025 and December 31, 2024, respectively, with a utilization rate of 67% as of both dates. As of September 30, 2025, total C&I loans were $18.0 billion, up $604 million or 3% from December 31, 2024. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including but not limited to commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $926 million and $845 million as of September 30, 2025 and December 31, 2024, respectively. The majority of the C&I loans had variable interest rates as of both September 30, 2025 and December 31, 2024.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Industry:
Real estate investment & management	$2,288,810	13%	$2,381,186	14%
Capital call lending	2,245,484	13%	2,230,457	13%
Media & entertainment	2,170,293	12%	2,031,242	12%
Financial services	1,126,813	6%	1,005,216	6%
Manufacturing & wholesale	1,109,317	6%	1,074,073	6%
Infrastructure & clean energy	1,080,645	6%	963,165	6%
Food production & distribution	975,328	5%	664,135	4%
Tech & telecom	685,106	4%	770,521	4%
Healthcare services	660,225	4%	685,549	4%
Hospitality & leisure	595,761	3%	575,815	3%
Oil & gas	529,410	3%	576,605	3%
Art finance	506,101	3%	548,065	3%
Other	4,028,236	22%	3,891,129	22%
Total C&I	$18,001,529	100%	$17,397,158	100%

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, including property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both September 30, 2025 and December 31, 2024. The following table summarizes the Company’s total CRE loans by property type as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
($ in thousands)	Amount	%	Weighted Avg. LTV (%) (1)	Amount	%	Weighted Avg. LTV (%) (1)
Property types:
Multifamily	$5,037,986	24%	50%	$4,953,442	24%	51%
Retail	4,473,727	21%	47%	4,347,032	21%	48%
Industrial	4,159,097	20%	46%	3,972,389	20%	46%
Hotel	2,440,187	12%	51%	2,404,385	12%	52%
Office	2,189,667	10%	52%	2,125,210	11%	54%
Healthcare	841,584	4%	51%	788,806	4%	52%
Construction and land	776,587	4%	50%	666,162	3%	49%
Other	1,126,203	5%	49%	1,017,518	5%	50%
Total CRE loans	$21,045,038	100%	49%	$20,274,944	100%	50%

(1)Weighted average LTV is based on most recent LTV, using the most recent available appraisal and current loan commitment.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2025 and December 31, 2024. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	September 30, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,805,978	51%	$2,335,477	46%	$294,813	38%	$10,436,268	50%
Northern California	2,735,099	18%	950,517	19%	171,423	22%	3,857,039	18%
California	10,541,077	69%	3,285,994	65%	466,236	60%	14,293,307	68%
Texas	1,186,004	8%	520,743	11%	144,962	19%	1,851,709	9%
New York	804,797	5%	266,171	5%	31,142	4%	1,102,110	5%
Washington	509,126	3%	158,943	3%	9,916	1%	677,985	3%
Arizona	312,184	2%	205,330	4%	41,257	5%	558,771	3%
Nevada	297,196	2%	154,791	3%	—	—%	451,987	2%
Other markets	1,580,783	11%	445,312	9%	83,074	11%	2,109,169	10%
Total loans	$15,231,167	100%	$5,037,284	100%	$776,587	100%	$21,045,038	100%

	December 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,516,638	51%	$2,316,404	47%	$230,297	35%	$10,063,339	50%
Northern California	2,693,768	19%	992,406	20%	163,633	24%	3,849,807	19%
California	10,210,406	70%	3,308,810	67%	393,930	59%	13,913,146	69%
Texas	1,091,626	8%	467,796	9%	131,963	20%	1,691,385	8%
New York	732,694	5%	249,357	5%	44,597	7%	1,026,648	5%
Washington	493,972	3%	155,022	3%	10,401	1%	659,395	3%
Arizona	348,877	2%	182,955	4%	23,903	4%	555,735	3%
Nevada	293,927	2%	139,292	3%	—	—%	433,219	2%
Other markets	1,483,838	10%	450,210	9%	61,368	9%	1,995,416	10%
Total loans	$14,655,340	100%	$4,953,442	100%	$666,162	100%	$20,274,944	100%

The percentage of total CRE loans located in California was 68% and 69%, as of September 30, 2025 and December 31, 2024, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan and lease losses (“ALLL”). For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geopolitical Uncertainties and Risks Related to Financial Matters in the Company’s 2024 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both September 30, 2025 and December 31, 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers derivative hedging products to our customers to manage their interest rate risks. As of September 30, 2025, of the 57% of our CRE portfolio that had variable rates, 53% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 57% of our CRE portfolio that had variable rates, 54% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of September 30, 2025, of the 49% of our multifamily residential portfolio that had variable rates, 55% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 50% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $590 million in loans outstanding, and $473 million in unfunded commitments as of September 30, 2025, compared with $506 million in loans outstanding, and $391 million in unfunded commitments as of December 31, 2024. Land loans totaled $187 million and $160 million as of September 30, 2025 and December 31, 2024, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average total residential mortgage loan size was $439 thousand and $437 thousand as of September 30, 2025 and December 31, 2024, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography and lien priority as of September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,889,281	40%	$866,015	47%	$6,755,296	41%
Northern California	1,995,362	13%	389,192	21%	2,384,554	14%
California	7,884,643	53%	1,255,207	68%	9,139,850	55%
New York	4,132,813	28%	275,571	15%	4,408,384	26%
Washington	745,233	5%	190,133	10%	935,366	6%
Massachusetts	542,513	4%	69,499	4%	612,012	4%
Georgia	507,814	4%	20,990	1%	528,804	3%
Nevada	483,999	3%	35,452	2%	519,451	3%
Texas	505,048	3%	—	—%	505,048	3%
Other markets	18,848	0%	5,556	0%	24,404	0%
Total	$14,820,911	100%	$1,852,408	100%	$16,673,319	100%
Lien priority:
First mortgage	$14,820,911	100%	$1,302,321	70%	$16,123,232	97%
Junior lien mortgage	—	—%	550,087	30%	550,087	3%
Total	$14,820,911	100%	$1,852,408	100%	$16,673,319	100%

	December 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,475,929	39%	$853,858	47%	$6,329,787	39%
Northern California	1,825,462	13%	379,692	21%	2,205,154	14%
California	7,301,391	52%	1,233,550	68%	8,534,941	53%
New York	4,303,815	31%	266,529	15%	4,570,344	29%
Washington	715,968	5%	187,220	10%	903,188	6%
Massachusetts	457,147	3%	66,181	4%	523,328	3%
Georgia	466,790	3%	20,040	1%	486,830	3%
Nevada	447,097	3%	32,578	2%	479,675	3%
Texas	468,461	3%	—	—%	468,461	3%
Other markets	14,777	0%	5,530	0%	20,307	0%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%
Lien priority:
First mortgage	$14,175,446	100%	$1,322,957	73%	$15,498,403	97%
Junior lien mortgage	—	—%	488,671	27%	488,671	3%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%

Consumer — Single-Family Residential Loans. The Company offers a variety of single-family residential mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its single-family residential loans as of both September 30, 2025 and December 31, 2024. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of both September 30, 2025 and December 31, 2024. These loans have historically experienced low delinquency and loss rates.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.5 billion and $5.3 billion as of September 30, 2025 and December 31, 2024, respectively, with a utilization rate of 34% as of both dates. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 70% and 73% of total outstanding HELOCs as of September 30, 2025 and December 31, 2024, respectively. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 46% as of both September 30, 2025 and December 31, 2024. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate as of both September 30, 2025 and December 31, 2024.

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

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$718,583	1%	$730,227	1%
AFS debt securities (1)	$704,959	1%	$752,840	1%
Loans held-for-investment (2)	$1,127,442	1%	$968,973	1%
Total assets	$2,566,149	3%	$2,474,447	3%
China subsidiary bank branches:
Cash and cash equivalents	$816,166	1%	$656,971	1%
AFS debt securities (3)	$127,423	0%	$127,582	0%
Loans held-for-investment (2)	$1,203,320	2%	$1,141,444	2%
Total assets	$2,221,593	3%	$1,971,922	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of September 30, 2025 and December 31, 2024.
(2)Comprised primarily of C&I loans as of both September 30, 2025 and December 31, 2024.
(3)Comprised of foreign government bonds as of both September 30, 2025 and December 31, 2024.

The following table presents the total revenue generated by the Company’s international branches for the third quarters and first nine months of 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$18,335	2%	$17,692	3%	$53,939	2%	$51,205	3%
China subsidiary bank branches:
Total revenue	$7,807	1%	$6,287	1%	$22,299	1%	$21,051	1%

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. The following table summarizes the Company’s deposits by product type as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$16,141,954	24%	$15,450,428	24%	$691,526	4%
Interest-bearing checking	7,854,206	12%	7,940,692	13%	(86,486)	(1)%
Money market	15,609,931	23%	14,816,511	23%	793,420	5%
Savings	1,689,978	3%	1,751,620	3%	(61,642)	(4)%
Time deposits	25,291,487	38%	23,215,772	37%	2,075,715	9%
Total deposits	$66,587,556	100%	$63,175,023	100%	$3,412,533	5%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $66.6 billion as of September 30, 2025 increased $3.4 billion from December 31, 2024, primarily due to growth in time, money market and noninterest-bearing demand deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$34,378,478	$32,832,926	$1,545,552	5%
Commercial Banking - U.S. (1)	24,126,028	23,405,769	720,259	3%
International Branches (2)	3,835,351	3,412,262	423,089	12%
Treasury and Other - U.S. (3)	4,247,699	3,524,066	723,633	21%
Total deposits	$66,587,556	$63,175,023	$3,412,533	5%

(1)Excludes deposits presented under International Branches.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. branches are insured by the FDIC for up to $250,000 per depositor, per ownership category. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report as of September 30, 2025 and December 31, 2024, after certain adjustments:

($ in thousands)		September 30, 2025	December 31, 2024
Uninsured deposits, per regulatory requirements (1)		$33,373,474	$32,767,680
Less: Collateralized deposits		(4,478,939)	(4,781,377)
Affiliate deposits		(203,475)	(485,824)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$28,691,060	$27,500,479

Total domestic deposits per Call Report	(b)	$63,088,136	$60,326,394
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	45%	46%

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

The Company’s stockholders’ equity as of September 30, 2025 increased $860 million or 11% to $8.6 billion from December 31, 2024. The increase was primarily due to $969 million of net income and $210 million of other comprehensive income, partially offset by $252 million of cash dividends declared and $133 million of common stock repurchases from the open market and also in the form of tax withholding on vested restricted stock units. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $300 million of East West common stock, which will remain valid until December 31, 2026. The Company repurchased $26 million of its common stock during the third quarter of 2025, and $114 million and $123 million of common stock in the first nine months of 2025 and 2024, respectively.

The Company paid a quarterly common stock cash dividend of $0.60 and $0.55 per share during the third quarters of 2025 and 2024, respectively. In October 2025, the Company’s Board of Directors declared a fourth quarter 2025 cash dividend of $0.60 per share. The dividend is payable on November 17, 2025, to stockholders of record as of November 3, 2025.

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

The following table presents the Company’s and the Bank’s capital ratios as of September 30, 2025 and December 31, 2024 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2025		December 31, 2024 (1)
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) capital (2)	14.8%	13.9%	14.3%	13.4%	4.5%	7.0%	6.5%
Tier 1 capital (3)	14.8%	13.9%	14.3%	13.4%	6.0%	8.5%	8.0%
Total capital	16.2%	15.2%	15.6%	14.7%	8.0%	10.5%	10.0%
Tier 1 leverage (2)	10.7%	10.0%	10.4%	9.8%	4.0%	4.0%	5.0%

(1)The Current Expected Credit Losses (“CECL”) transition provision permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Our capital ratios as of December 31, 2024 include a delay of 25% of the estimated impact of CECL on regulatory capital. The CECL transition was no longer in effect as of September 30, 2025.
(2)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(3)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both September 30, 2025 and December 31, 2024, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $2.1 billion to $57.0 billion from December 31, 2024. The increase in the risk-weighted assets was mainly due to loan growth.

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

The following table presents the Company’s criticized loans as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Criticized loans:
Special mention loans	$422,751	$447,290	$(24,539)	(5)%
Classified loans (1)	768,568	725,863	42,705	6%
Total criticized loans	$1,191,319	$1,173,153	$18,166	2%

Special mention loans to loans held-for-investment	0.76%	0.83%
Classified loans to loans held-for-investment	1.38%	1.35%
Criticized loans to loans held-for-investment	2.14%	2.18%

(1)Consists of substandard, doubtful and loss categories.

Criticized loans increased $18 million or 2%, to $1.2 billion during the nine months ended September 30, 2025, primarily driven by higher criticized CRE loans, partially offset by lower criticized C&I loans and multifamily residential loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets may also include nonperforming loans HFS.

The following table presents nonperforming assets information as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Commercial:
C&I	$70,065	$86,165	$(16,100)	(19)%
CRE:
CRE	20,568	2,430	18,138	NM
Multifamily residential	307	4,572	(4,265)	(93)%
Construction and land	8,897	11,316	(2,419)	(21)%
Total CRE	29,772	18,318	11,454	63%
Consumer:
Residential mortgage:
Single-family residential	33,672	32,423	1,249	4%
HELOCs	23,352	22,046	1,306	6%
Total residential mortgage	57,024	54,469	2,555	5%
Other consumer	73	66	7	11%
Total nonaccrual loans	156,934	159,018	(2,084)	(1)%
OREO, net	24,208	35,077	(10,869)	(31)%
Nonperforming loans HFS	19,596	—	19,596	100%
Total nonperforming assets	$200,738	$194,095	$6,643	3%
Nonperforming assets to total assets	0.25%	0.26%
Nonaccrual loans to loans held-for-investment	0.28%	0.30%
ALLL to nonaccrual loans	503.73%	441.49%

NM — Not meaningful.

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

Nonaccrual loans of $157 million as of September 30, 2025 decreased $2 million or 1% from December 31, 2024. The decrease was primarily due to the transfer of a commercial and a multifamily residential nonaccrual loan to OREO, charge-offs of certain commercial nonaccrual loans and one construction nonaccrual loan, and a payment received on a commercial nonaccrual loan. As of September 30, 2025, $32 million or 20% of nonaccrual loans were less than 90 days delinquent. In comparison, $49 million or 31% of nonaccrual loans were less than 90 days delinquent as of December 31, 2024.

The following table presents the accruing loans past due by portfolio segment as of September 30, 2025 and December 31, 2024:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	September 30, 2025	December 31, 2024	$	%	September 30, 2025	December 31, 2024
Commercial:
C&I	$10,796	$22,855	$(12,059)	(53)%	0.06%	0.13%
CRE:
CRE	49,009	5,640	43,369	NM	0.32%	0.04%
Multifamily residential	842	931	(89)	(10)%	0.02%	0.02%
Construction and land	—	927	(927)	(100)%	—%	0.14%
Total CRE	49,851	7,498	42,353	NM	0.24%	0.04%
Total commercial	60,647	30,353	30,294	100%	0.16%	0.08%
Consumer:
Residential mortgage:
Single-family residential	57,954	54,937	3,017	5%	0.39%	0.39%
HELOCs	20,637	19,364	1,273	7%	1.11%	1.07%
Total residential mortgage	78,591	74,301	4,290	6%	0.47%	0.46%
Other consumer	95	107	(12)	(11)%	0.20%	0.16%
Total consumer	78,686	74,408	4,278	6%	0.47%	0.46%
Total	$139,333	$104,761	$34,572	33%	0.25%	0.19%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both September 30, 2025 and December 31, 2024.

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

The following table presents an allocation of the ALLL by loan portfolio segments, debt securities and unfunded credit commitments as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
ALLL
Commercial:
C&I	$441,538	32%	$384,319	32%
CRE:
CRE	227,167	27%	218,677	28%
Multifamily residential	35,187	9%	32,117	9%
Construction and land	18,530	2%	17,497	1%
Total CRE	280,884	38%	268,291	38%
Total commercial	722,422	70%	652,610	70%
Consumer:
Residential mortgage:
Single-family residential	60,876	27%	44,816	27%
HELOCs	6,113	3%	3,132	3%
Total residential mortgage	66,989	30%	47,948	30%
Other consumer	1,109	0%	1,494	0%
Total consumer	68,098	30%	49,442	30%
Total ALLL	$790,520	100%	$702,052	100%
Allowance for debt securities	$3,000		$—
Allowance for unfunded credit commitments	$48,390		$39,526
Total allowance for credit losses	$841,910		$741,578
Loans held-for-investment	$55,766,772		$53,726,637
ALLL to loans held-for-investment	1.42%		1.31%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average loans held-for-investment	$55,201,577	$52,414,179	$54,280,353	$52,086,143
Net charge-offs	$18,140	$29,363	$48,072	$75,075
Annualized net charge-offs to average loans held-for-investment	0.13%	0.22%	0.12%	0.19%

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

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $66.6 billion as of September 30, 2025, compared with $63.2 billion as of December 31, 2024. The Company’s loan-to-deposit ratio was 84% and 85% as of September 30, 2025 and December 31, 2024, respectively. See Item 2. — MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q for further details related to the Company’s deposits.

Other Liquidity Sources. In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank (“FRB”) discount window, FRB Standing Repurchase Agreement Facility (“SRF”) and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Sources of funding included $3.0 billion and $3.5 billion of FHLB advances as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the FHLB advances were comprised of an overnight advance of $500 million with a fixed interest rate of 4.49% and $2.5 billion of term advances that had fixed and floating interest rates ranging from 3.87% to 4.38% with remaining maturities between six months and 1.2 years. As of September 30, 2025, the Company had $53 million in gross repurchase agreements, which will mature in 2025. The Company did not have any repurchase agreements as of December 31, 2024. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both September 30, 2025 and December 31, 2024, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 9 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q for additional information on the junior subordinated debt.

The Company has pledged loans and/or debt securities to the FHLB and the FRB discount window as collateral. Additionally, effective in the third quarter of 2025, the Company prepositioned unpledged debt securities as collateral for overnight repurchase agreements at the FRB SRF. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated below its established risk limits for liquidity measures as of September 30, 2025. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its liquidity in the form of cash and cash equivalents, unpledged and prepositioned debt securities, and secured borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of September 30, 2025 and December 31, 2024:

			Change
($ in thousands)	September 30, 2025	December 31, 2024	$	%
Cash and cash equivalents	$4,694,194	$5,250,742	$(556,548)	(11)%
Interest-bearing deposits with banks	68,200	48,198	20,002	41%
Unused secured borrowing capacity from:
FHLB	11,438,287	9,928,152	1,510,135	15%
FRB (1)	12,682,321	12,383,005	299,316	2%
Unpledged and prepositioned securities
Unpledged securities	8,091,031	7,819,531	271,500	3%
Securities prepositioned for FRB SRF (2)	2,529,666	—	2,529,666	100%
Total available liquidity	$39,503,699	$35,429,628	$4,074,071	11%

(1)The Company had no outstanding borrowings with the FRB as of September 30, 2025 and December 31, 2024.
(2)The Company enrolled as an eligible counterparty with the FRB SRF in the third quarter of 2025.

The Company’s total available liquidity increased to $39.5 billion as of September 30, 2025, compared with $35.4 billion as of December 31, 2024. The increase in borrowing capacity was primarily due to an increase in securities available to be pledged or prepositioned and loans pledged as well as a decrease in FHLB advances outstanding.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of September 30, 2025 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 10 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for the nine months of 2025 and 2024. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2024 Form 10-K. East West held $473 million and $395 million in on-hand liquidity as of September 30, 2025 and December 31, 2024, respectively. On-hand liquidity generally comprises cash and cash equivalents due from banks, and short-term AFS securities that mature within 30 days. Management believes that East West has sufficient liquidity to meet the projected cash obligations for the coming year.

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

As of September 30, 2025, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. Given the changing market and economic conditions, the Company will continue to actively evaluate the impact on its business and financial position. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2024 Form 10-K.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. For the nine months ended September 30, 2025, the Company assumed a weighted-average beta of 57%, an increase of approximately 1% from December 31, 2024. The increase was primarily due to deposit product mix changes.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of September 30, 2025 and December 31, 2024, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
Change in Interest Rates (in bps)	September 30, 2025	December 31, 2024
+200	6.6%	4.7%
+100	4.0%	3.5%
-100	(4.3)%	(4.0)%
-200	(8.4)%	(7.4)%

(1)The percentage change represents net interest income change over a 12-month period under market implied forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, the net interest income volatility expressed in relation to base-case net interest income increased under both rising and falling rate scenarios as of September 30, 2025. These changes reflect deposit product mix assumptions, which assume noninterest-bearing deposits decrease in higher interest rate environments and are replaced with term deposit products.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	September 30, 2025	December 31, 2024
+200 Rate ramp	3.3%	4.3%
+100 Rate ramp	1.7%	2.3%
-100 Rate ramp	(1.6)%	(2.4)%
-200 Rate ramp	(3.2)%	(4.6)%

As of September 30, 2025, the Company’s net interest income profile remains asset-sensitive, with a higher proportion of interest-earning assets repricing in the near term, compared to interest-bearing liabilities. This position is primarily driven by a significant volume of variable-rate loans indexed to Prime and Term Secured Overnight Financing Rate (“SOFR”). Net interest income is sensitive to changes in short-term interest rates; a declining rate environment could pressure results. However, balance sheet growth and reinvestment of cash flows from legacy lower-yielding instruments into higher-yielding assets are expected to partially offset this impact.

To reduce volatility, the Company has designated $4.3 billion in notional value of interest rate contracts as cash flow hedges, which are estimated to mitigate net interest income variability by approximately 1.45% of base net interest income for every 100 basis point change in interest rates. A portion of the Company’s interest-bearing deposit portfolio consists of non-maturity deposits that are not directly indexed to short-term rates but remain sensitive to rate changes. The Company actively manages deposit pricing and employs quantitative models to evaluate and forecast deposit behavior under various interest rate scenarios.

Actual results may differ from modeled projections due to variations in earning asset growth and changes in deposit composition driven by customer preferences. Modeled outcomes are highly dependent on behavioral assumptions, including deposit mix shifts and customer rate sensitivity.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of September 30, 2025 and December 31, 2024.

	Economic Value of Equity Volatility (1)
Change in Interest Rates (in bps)	September 30, 2025	December 31, 2024
+200	(12.5)%	(12.5)%
+100	(5.7)%	(5.2)%
-100	4.4%	4.6%
-200	8.7%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of September 30, 2025, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of September 30, 2025, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following tables summarize certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$3,750,000	$32,380	$1,010	5.75%	6.34%		29.7
Interest rate swaps - Receive fixed pay floating - Forward starting	250,000	10,035	—	4.19%	N/A	(2)	60.1
Interest rate collars - Buy floor sell cap	250,000	1	—	Cap: 4.58% Floor: 1.50%	4.28%		8.0
Total cash flow hedges	$4,250,000	$42,416	$1,010

	December 31, 2024
				Weighted Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$1,808	$29,102	4.95%	6.47%		23.8
Interest rate swaps - Receive fixed pay floating - Forward starting	1,000,000	3,839	5,893	3.90%	N/A	(2)	67.8
Interest rate collars - Buy floor sell cap	250,000	—	216	Cap: 4.58% Floor: 1.50%	4.55%		17.0
Total cash flow hedges	$5,250,000	$5,647	$35,211

(1)Floating rates are indexed to SOFR or Prime.
(2)Three forward starting swaps with a total notional amount of $750 million became effective from July 2025 through September 2025. One position with a notional amount of $250 million will be effective starting October 2025.

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures that may be discussed in this Form 10-Q include but are not limited to ROATCE, tangible book value per share, adjusted net interest margin, and adjusted loan yield. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2025	2024	2025	2024
Net income	(a)	$368,394	$299,166	$968,917	$872,471
Add: Amortization of mortgage servicing assets		266	348	875	988
Tax effect of amortization adjustment (1)		(75)	(103)	(247)	(292)
Tangible net income (non-GAAP)	(b)	$368,585	$299,411	$969,545	$873,167
Average stockholders’ equity	(c)	$8,381,214	$7,443,333	$8,108,615	$7,175,445
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average mortgage servicing assets		(4,534)	(5,790)	(4,824)	(6,123)
Average tangible book value (non-GAAP)	(d)	$7,910,983	$6,971,846	$7,638,094	$6,703,625

ROAE (2)	(a)/(c)	17.44%	15.99%	15.98%	16.24%
ROATCE (2) (non-GAAP)	(b)/(d)	18.48%	17.08%	16.97%	17.40%

($ and shares in thousands, except per share data)		September 30, 2025	December 31, 2024
Stockholders’ equity	(a)	$8,582,800	$7,723,054
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(4,362)	(5,234)
Tangible book value (non-GAAP)	(b)	$8,112,741	$7,252,123

Number of common shares at period-end	(c)	137,568	138,437
Book value per share	(a)/(c)	$62.39	$55.79
Tangible book value per share (non-GAAP)	(b)/(c)	$58.97	$52.39

(1)Applied statutory tax rate of 28.18% for the three and nine months ended September 30, 2025, and 29.56% for the three and nine months ended September 30, 2024.
(2)Annualized.

		Three Months Ended			Nine Months Ended
Average C&I loan yield		September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest income on C&I loans	(a)	$345,947	$303,791	$328,619	$943,152	$977,077
Less: Loan payoff discount accretion and interest recoveries		(32,296)	—	—	(32,296)	—
Adjusted interest income on loans	(b)	$313,651	$303,791	$328,619	$910,856	$977,077

Average C&I loans	(c)	$17,799,708	$17,363,095	$16,492,589	$17,346,156	$16,318,594

Average C&I loan yield (1)	(a)/(c)	7.71%	7.02%	7.93%	7.27%	8.00%
Adjusted average C&I loan yield (1)	(b)/(c)	6.99%	7.02%	7.93%	7.02%	8.00%

Average loan yield
Interest income on loans	(d)	$919,518	$865,695	$887,353	$2,625,625	$2,622,183
Less: Loan payoff discount accretion and interest recoveries		(32,296)	—	—	(32,296)	—
Adjusted interest income on loans	(e)	$887,222	$865,695	$887,353	$2,593,329	$2,622,183

Average loans	(f)	$55,208,578	$54,281,432	$52,420,516	$54,282,760	$52,089,261

Average loan yield (1)	(d)/(f)	6.61%	6.40%	6.73%	6.47%	6.72%
Adjusted average loan yield (1)	(e)/(f)	6.38%	6.40%	6.73%	6.39%	6.72%

Yield on average interest-earning assets
Interest and dividend income	(g)	$1,129,732	$1,058,999	$1,075,899	$3,220,533	$3,133,930
Less: Loan payoff discount accretion and interest recoveries		(32,296)	—	—	(32,296)	—
Adjusted interest and dividend income	(h)	$1,097,436	$1,058,999	$1,075,899	$3,188,237	$3,133,930

Average interest-earning assets	(i)	$76,206,138	$73,903,125	$70,263,495	$74,288,924	$68,902,563

Yield on average interest-earning assets (1)	(j)=(g)/(i)	5.88%	5.75%	6.09%	5.80%	6.08%
Adjusted yield on average interest-earning assets (1)	(k)=(h)/(i)	5.71%	5.75%	6.09%	5.74%	6.08%

Interest rate spread
Interest on average interest-bearing liabilities (1)	(l)	3.34%	3.39%	4.05%	3.39%	4.01%

Interest rate spread	(j)-(l)	2.54%	2.36%	2.04%	2.41%	2.07%
Adjusted interest rate spread	(k)-(l)	2.37%	2.36%	2.04%	2.35%	2.07%

Net interest margin
Net interest income	(m)	$677,530	$617,074	$572,722	$1,894,805	$1,691,090
Less: Loan payoff discount accretion and interest recoveries		(32,296)	—	—	(32,296)	—
Adjusted net interest income	(n)	$645,234	$617,074	$572,722	$1,862,509	$1,691,090

Average interest-earning assets	(o)	$76,206,138	$73,903,125	$70,263,495	$74,288,924	$68,902,563

Net interest margin (1)	(m)/(o)	3.53%	3.35%	3.24%	3.41%	3.28%
Adjusted net interest margin (1)	(n)/(o)	3.36%	3.35%	3.24%	3.35%	3.28%

(1)Annualized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the third quarter of 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2) (3)
July	—	$—	—	$241
August	257,760	$98.57	257,760	$216
September	—	$—	—	$216
Third quarter	257,760	$98.57	257,760

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

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	HELOC	Home equity lines of credit
ALCO	Asset/Liability Committee	HTM	Held-to-maturity
ALLL	Allowance for loan and lease losses	IAR	Independent Asset Review
AOCI	Accumulated other comprehensive (loss) income	IDI	Insured deposit institution
ASC	Accounting Standards Codification	LCH	London Clearing House
ASU	Accounting Standards Update	LGD	Loss given default
BTFP	Bank Term Funding Program	LTV	Loan-to-value
C&I	Commercial and industrial	MBS	Mortgage-backed securities
CARB	California Air Resources Board	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit Losses	MMBTU	Million British thermal unit
CET1	Common Equity Tier 1	NAV	Net asset value
CFPB	Consumer Financial Protection Bureau	NRSRO	Nationally recognized statistical rating organizations
CLO	Collateralized loan obligation	OBBBA	The One Big Beautiful Bill
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
CODM	Chief operating decision maker	PAM	Proportional amortization method
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	RMB	Chinese Renminbi
EPS	Earnings per share	ROA	Return on Average Assets
ERM	Enterprise risk management	ROAE	Return on average common equity
EVE	Economic value of equity	ROATCE	Return on average tangible common equity
FDIC	Federal Deposit Insurance Corporation	ROC	Risk Oversight Committee
FHLB	Federal Home Loan Bank	RPA	Credit risk participation agreement
FRB	Federal Reserve Bank	RSUs	Restricted stock unit
FTP	Funds transfer pricing	SBLC	Standby letter of credit
GAAP	Generally accepted accounting principles	SEC	U.S. Securities and Exchange Commission
GDP	Gross Domestic Product	SOFR	Secured Overnight Financing Rate
GHG	Greenhouse gas	SRF	Standing Repurchase Agreement Facility
GNMA	Government National Mortgage Association	U.S.	United States
GSE	Government-sponsored enterprise	USD	U.S. dollar

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 7, 2025

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer