Form 10-K
period 2025-12-31
EAST WEST BANCORP INC
filed 2026-02-27
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2025 was $13,774,364,511 (based on the closing price of the registrant’s common stock on such date of $100.98 per share). As of January 31, 2026, 137,622,675 shares of the registrant’s common stock were outstanding.
DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EAST WEST BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

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

ITEM 1.  BUSINESS

Organization

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of East West Bank (“East West Bank” or the “Bank”), which became its principal asset. East West’s principal business is to serve as a holding company for the Bank and other banking or banking-related subsidiaries that East West may establish or acquire. As of December 31, 2025, the Company had $80.4 billion in total assets, $56.1 billion in total net loans, $67.1 billion in total deposits, and $8.9 billion in total stockholders’ equity.

The Company operates in over 110 locations in the U.S. and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California. Its 96 U.S. branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Asia, the Bank has branches in China and Hong Kong, and representative offices in China and Singapore.

East West Bank has a commercial banking license in China through its subsidiary, East West Bank (China) Limited (“EWCN”), which makes it unique among U.S.-based regional banks. This license allows the Bank to have branches, make loans and accept deposits in China. The Bank continues to develop its international banking presence in Asia with its network of overseas branches and representative offices. In addition to facilitating traditional letters of credit and trade financing to businesses, these representative offices allow the Bank to assist existing clients and develop new business relationships. Through its branches and offices, the Bank focuses on growing its cross-border client base between the U.S. and Asia, helping U.S.-based businesses expand in Asia, and assisting companies based in Asia pursue business opportunities in the U.S.

The Bank believes its customers benefit from its deep understanding of the Asian market, which is supported by its physical presence, strong corporate and organizational ties in the region, and its international banking products and services. The Bank believes this approach, combined with its senior management and Board of Directors’ ties to Asian business opportunities and Asian American communities, provides the Bank with a competitive advantage. The Bank utilizes its presence overseas to identify and build corporate relationships, which the Bank may leverage to create business opportunities in California and other U.S. markets.

Banking Services

As of December 31, 2025, East West Bank was the largest independent commercial bank headquartered in Southern California based on total assets. The Bank is also the largest independent bank in the U.S. focused on the financial service needs of individuals and businesses that operate both in the U.S. and Asia, and has a strong focus on the Asian American community. Through its network of over 110 banking locations in the U.S. and Asia, the Bank provides a wide range of personal and commercial banking services to individuals and businesses. The Bank provides services to its customers in English, Spanish and various Asian languages and dialects. In addition to offering traditional deposit products that include personal and business checking and savings accounts, money market, and time deposits, the Bank also offers foreign exchange, treasury management and wealth management services. The Bank’s lending activities include commercial and residential real estate lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing and loan syndication. The Bank also provides financing services to clients to facilitate their business transactions between the U.S. and Asia. Additionally, to support the business needs of its customers, the Bank offers hedging advisory and various derivative contracts such as interest rate, energy commodity and foreign exchange contracts.

The integration of digital with brick-and-mortar channels has been an area of investment for the Bank, for both commercial and consumer banking. Our strategic priorities include the use of technology to innovate and expand commercial payments, treasury management, and consumer banking products and services. We have developed mobile and online banking platforms, which are continually enhanced to enrich our customer’s user experience, and which offer a full suite of banking services tailored to our customers’ unique needs. In our view, the omnichannel banking service approach increases efficiency and deepens customer relationships.

Operating Segments

The Bank’s three operating segments, (1) Consumer and Business Banking, (2) Commercial Banking and (3) Treasury and Other, are based on the Bank’s core strategy. The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. The Commercial Banking segment primarily generates commercial loans and deposits. The remaining centralized functions, including the corporate treasury activities of the Company, tax credit investment activity, eliminations of inter-segment amounts, and centrally managed departments, are aggregated and included in the Treasury and Other segment. For complete discussion and disclosure, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Results of Operations — Operating Segment Results and Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K.

Competition

The Bank operates in a highly competitive environment. The Company faces intense competition from domestic and foreign lending institutions, numerous other financial services providers and other new technology-driven products and services. Competition is based on a number of factors including, among others, customer service and convenience, quality and range of products and services offered, reputation, fees, interest rates on loans and deposits, and lending limits. Competition also varies based on the types of customers and locations served. The Company is a leader of banking market share in the Asian American community. The Company maintains a differentiated presence within selected markets by providing cross-border commercial banking expertise to customers operating in the U.S. and Asia.

While the Company believes it is well positioned within a highly competitive industry, the industry could become even more competitive as a result of legislative, regulatory, economic, and technological changes, as well as continuing consolidation.

Human Capital

As a company that delivers relationship-driven financial solutions to our customers, we believe the strength of our workforce is one of the most significant contributors to our success. Our key human capital objectives are to attract, develop, and retain quality talent that embody our values and enable us to attract customers and serve them effectively. To achieve these objectives, our human resource programs have been designed to incorporate our core values of absolute integrity, customer orientation, creativity, respect and fairness, teamwork, expertise and professionalism, and selflessness. Embracing these core values positions our employees to better serve our customers and pave the way for their future career advancement. We are committed to strengthening our recruiting process and growing internal talent to prepare for our next phase of growth. We also seek to recognize our employees for their contributions and service to the Bank.

As of December 31, 2025, we had 3,350 full-time equivalent employees. The majority of our workforce consisted of full-time employees who were located in our core markets in California, Texas, and New York. The Company’s full-time equivalent employees also included approximately 300 employees located in China, Hong Kong, and Singapore. None of our employees are subject to a collective bargaining agreement.

Talent Acquisition, Development, Promotion and Engagement

An experienced, dedicated and well-qualified workforce is essential in delivering high quality and reliable banking services to our customers and in managing the Company. We endeavor to attract, develop, and retain motivated individuals as part of our ongoing commitment in building a strong workforce to serve our customers and communities. In 2025, we were able to continue our quality hiring efforts with nearly 600 external new hires.

The focus on leadership development and promoting from within is a critical part of our succession planning for key roles throughout the organization and fostering organizational stability. We recognize the importance of employee development and career growth in supporting employee retention, which is one of the Company's strategic objectives. In 2025, approximately 16% of our employees advanced their careers within the Bank through 550 internal promotions or new opportunities, which highlights our commitment to rewarding results-driven performance. We also provide a variety of resources to help employees grow in their current roles and acquire new skills for future advancement through continuing education and tuition reimbursement.

We celebrate our employees’ dedicated years of service to the Bank through our Milestone Anniversary Program, which offers rewards and recognition through gifts and events upon attaining certain service milestones. As of December 31, 2025, over 350 of our employees had celebrated 20 years or more of service. Our dedication to results-driven performance earned us the recognition of the top-ranked performing bank in the $50 billion and above asset category in Bank Director’s 2025 Ranking Banking study, and top three in the American Banker’s 2025 list of top-performing banks with more than $50 billion of assets.

Employee compensation packages include a competitive base salary and, subject to Company and individual performance, may include an annual cash and/or stock incentive bonus. As part of our commitment to fair and equitable compensation programs, we regularly assess the current business environment and labor markets to review our compensation and benefits program for pay equity. The Bank maintains a deferred compensation plan and matches 75% of the U.S. employees’ contributions up to the first 6% of their eligible compensation. See Item 7. MD&A — Results of Operations — Noninterest Expense in this Form 10-K for further discussion of compensation and employee benefits expense.

To foster a strong sense of ownership and to align the interests of our employees with our stockholders, restricted stock units (“RSUs”) are awarded to eligible employees under our stock incentive programs. We also award stock grants under our “Spirit of Ownership” program to all our employees, regardless of job title or part-time/full-time status. The program allows each employee to share directly in the Company’s success. In 2025, the Company granted over 560 thousand RSUs as part of its stock compensation programs.

Health and Well-being

We are committed to supporting our employees’ well-being by offering flexible and competitive benefits. We offer a hybrid schedule to promote flexibility and enhance productivity. Comprehensive health insurance coverage (medical, dental and vision) is offered to employees working at least 30 hours each week. We further demonstrate our commitment to employee well-being by absorbing the increases in our employees’ health benefits. We offer life insurance, disability insurance, parental leave, wellness and benefits programs designed to assist employees in maintaining a healthy work-life balance, paid time off such as vacation hours, and 10 days of annual sick time, which is more than the required allotment from any of the states in which we do business. We also offer an Employee Assistance Program, which aids benefits-eligible employees and their household members with personal and professional issues. We apply a consistent approach towards employee policies, opportunities, benefits, and protections to all employees regardless of their locations, except if there are contradictions with applicable laws and regulations.

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

Information about our Executive Officers

The following table presents the Company’s executive officers’ names, ages, positions and offices, and business experience during the last five years as of February 27, 2026. There is no family relationship between any of the Company’s executive officers or directors. The Board of Directors of the Company appointed each of the executive officers.

Name	Age	Positions and Offices, and Business Experience
Dominic Ng	67	Chairman and Chief Executive Officer of the Company and the Bank since 1992.
Douglas P. Krause	69
Vice Chairman and Chief Corporate Officer of the Company and the Bank since 2020; 2018 - 2020: Executive Vice President, General Counsel and Corporate Secretary; 2010 - 2018: Executive Vice President, Chief Risk Officer and General Counsel.

Christopher J. Del Moral-Niles	55
Executive Vice President and Chief Financial Officer of the Company and the Bank since October 2023; 2012 - 2022 Executive Vice President and Chief Financial Officer of Associated Banc-Corp and Associated Bank, N.A.

Deborah Leerhsen	46
Executive Vice President and Head of Global Banking of the Company and the Bank since December 2024; 2023 - 2024: Executive General Manager, Institutional Banking & Markets at Commonwealth Bank of Australia; 2021 - 2023: Deputy Head of Asia & Oceania Corporate Banking, Hong Kong and Singapore at Mizuho Bank Ltd; 2019 - 2021: Head of Global Banking, Hong Kong at HSBC Holdings plc.

Irene H. Oh	48	Executive Vice President and Chief Risk Officer of the Company and the Bank since October 2023; 2010 - 2023: Executive Vice President and Chief Financial Officer of the Company and the Bank.
Parker Shi	56	Executive Vice President and Chief Operating Officer of the Company and the Bank since December 2021; June 2021 - November 2021: Executive Vice President & Chief Strategy, Growth and Technology Officer; March 2021 - June 2021: Consultant of the Bank; 2020: Senior Advisor at PharmScript; 2018 - 2019: Senior Managing Director at Accenture; 2013 - 2018: Senior Partner at McKinsey & Company.
Gary Teo	53	Executive Vice President and Chief Human Resources Officer of the Company and the Bank since February 2022; 2015 - 2022: Senior Vice President and Head of Human Resources.

Supervision and Regulation

Overview

East West and the Bank are subject to regulations under U.S. federal and state laws. Regulation and supervision by the federal and state banking agencies are intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) administered by the FDIC, consumers, and the banking system as a whole, and not for the protection of our investors. As a bank holding company, East West is subject to primary regulation, supervision, and examination by the Federal Reserve under the BHC Act. The Bank is regulated, supervised, and examined by the Federal Reserve, the California Department of Financial Protection and Innovation (“DFPI”), and, with respect to consumer laws, the Consumer Financial Protection Bureau (“CFPB”). East West Bank is a California state-chartered bank, and its deposits are insured by the FDIC. As the insurer of the Bank’s deposits, the FDIC also has back-up examination and other regulatory authority over the Bank. In addition, the Bank and its foreign subsidiaries and branches are regulated by the foreign regulatory agencies in the international jurisdictions where we have a presence, including the People’s Bank of China, China’s National Financial Regulatory Administration, the Hong Kong Monetary Authority, the Hong Kong Securities and Futures Commission, and the Monetary Authority of Singapore. East West also has a wholly-owned nonbank subsidiary, East West Markets, LLC ("East West Markets"), which is an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. ("FINRA"). East West Markets is subject to regulatory requirements from several regulatory bodies, including the SEC, FINRA, and state securities regulators.

The Company is also subject to the disclosure and regulatory requirements under the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations adopted by the SEC thereunder. Our common stock is listed on the Nasdaq Global Select Market under the trading symbol “EWBC” and we are subject to Nasdaq rules for listed companies.

Described below are certain provisions of selected statutes and regulations that are applicable to East West and the Bank and that have a material impact on our business. The descriptions of these statutes and regulations are not intended to be complete, nor are they meant to fully address their effects and potential effects on East West and the Bank. The following descriptions are qualified in their entirety by reference to the full text of the statutes and regulations. A change in applicable statutes, regulations or regulatory policies may have a material effect on the Company’s business.

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

The Bank and its Subsidiaries

East West Bank is subject to regulation and supervision governing, among other things, regulatory capital levels, the scope of its business, investments, reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of collateral for certain loans. Bank regulatory agencies also have extensive discretion to impose various restrictions on management or operations and to issue policies and guidance in connection with their supervisory and enforcement activities and examination policies.

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

Under the Basel III Capital Rules, to be considered adequately capitalized, standardized approach banking organizations, such as the Company and the Bank are required to maintain minimum capital ratios of at least 4.5% CET1 capital to risk-weighted assets, 6.0% Tier 1 capital to risk-weighted assets, 8.0% total risk-based capital (i.e., Tier 1 plus Tier 2 capital) to risk-weighted assets and a 4.0% Tier 1 leverage ratio of Tier 1 capital to average total consolidated assets. The Basel III Capital Rules also include a “capital conservation buffer” of 2.5% on top of each of the minimum risk-based capital ratios. Banking institutions with a risk-based capital ratio that meets or exceeds the minimum requirement but does not exceed the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments based on the amount of the shortfall. As of December 31, 2025, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy requirements of the federal banking agencies, including the capital conservation buffer, and the Company and the Bank were classified as “well capitalized.” For additional discussion and disclosure see Item 7. MD&A — Regulatory Capital and Ratios and Note 16 — Regulatory Requirements and Matters to the Consolidated Financial Statements in this Form 10-K.

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

Consumer Financial Protection Bureau Supervision

The Dodd-Frank Act established the CFPB, which has the authority to implement, examine and enforce compliance with federal consumer financial laws that apply to banking institutions with total consolidated assets exceeding $10 billion (such as the Bank) and their affiliates. The CFPB has historically focused its supervisory, examination, and enforcement efforts on, among other things:
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

The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts either in the form of vault cash or an interest-bearing account at the Federal Reserve Bank (“FRB”), or a pass-through account as defined by the Federal Reserve. Reserve requirements are currently set at zero percent. The Bank is a member bank and stockholder of the FRB of San Francisco.

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

Transactions with Affiliates and Insiders

Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by the Federal Reserve’s Regulation W, banks are subject to restrictions that limit their ability to engage in transactions with their affiliates, including their parent bank holding companies. Regulation W limits the types, terms and amounts of these transactions and generally requires the transactions to be on an arm’s-length basis. In general, Regulation W requires that “covered transactions,” which include a bank’s extension of credit to or purchase of assets from an affiliate, be limited to 10% of the bank’s capital and surplus with respect to any one affiliate, and 20% of the bank’s capital and surplus with respect to the aggregate of all covered transactions with all affiliates. In addition, a bank generally may not extend credit to an affiliate unless the extension of credit is secured by specified amounts of collateral. The Dodd-Frank Act expanded the coverage and scope of the limitations on affiliate transactions by treating derivative transactions resulting in a bank’s credit exposure to an affiliate as covered transactions. In addition, the Volcker Rule under the Dodd-Frank Act establishes certain prohibitions, restrictions and requirements (known as “Super 23A” and “Super 23B”) on transactions between a covered fund and a banking entity that serves as an investment manager, investment adviser, organizer and offeror, or sponsor with respect to that covered fund, regardless of whether the banking entity has an ownership interest in the fund.

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

Community Reinvestment Act

Under the CRA, an IDI has a continuing and affirmative obligation to help serve the credit needs of its communities, including low- and moderate-income borrowers and neighborhoods. The Federal Reserve periodically evaluates a state member bank’s performance under applicable performance criteria and assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Federal Reserve takes this performance into account when reviewing applications by banks and their parent companies to expand branches, relocate, add subsidiaries and affiliates, expand into new financial activities and merge with or acquire other financial institutions. Unsatisfactory CRA performance may result in the denial of such applications.

On October 24, 2023, the federal banking agencies issued a final rule revising their framework for evaluating banks’ records of community investment under the CRA. On July 16, 2025, the agencies issued a proposal to rescind the October 2023 final rule and reinstate the CRA framework that existed prior to the October 2023 final rule. The Bank received a rating of “Outstanding” in its most recent performance evaluation, which was conducted as of August 12, 2024 using the CRA framework that existed prior to the October 2023 final rule.

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

A 2022 FDIC rule increased the initial base deposit insurance assessment rate schedules uniformly by two basis points (“bps”) beginning in the first quarterly assessment period of 2023, and this increase will remain in effect until the reserve ratio of the DIF meets or exceeds 2 percent. In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment for eight quarters, starting with the first quarter of 2024, to recover losses to the DIF arising from bank failures that occurred in the Spring of 2023. The Company recognized the entire initial FDIC special assessment charge (the “FDIC charge”) of approximately $70 million in the fourth quarter of 2023, and recognized additional charges of $9 million in 2024 due to changes in the FDIC’s estimate of the DIF losses. In December 2025, the FDIC updated the estimated DIF losses and projected that the amount collected through the initial eight-quarter collection period would recover the entire amount of estimated losses. Accordingly, the Company recorded $9 million of FDIC special assessment reversals in 2025.

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

The interagency council of the federal banking agencies, the Federal Financial Institutions Examination Council (“FFIEC”), as well as the SEC, regularly issue guidance on cybersecurity practices and procedures that is intended to enhance cybersecurity risk management among financial institutions and their holding companies and affiliates. For example, the FFIEC has issued several policy statements and other guidance for banks in light of the growing risk posed by cybersecurity threats. The FFIEC has continued to focus on such matters as compromised customer credentials, cyber resilience and business continuity planning. Examinations by the banking agencies now include review of an institution’s information technology and its ability to thwart or mitigate cyber-attacks. The federal banking agencies require banking organizations to notify their primary federal regulator of significant computer security incidents within 36 hours of determining that such an incident has occurred. Effective December 2023, the SEC also has imposed Form 8-K disclosure obligations for a material cybersecurity incident, among other cybersecurity related disclosure obligations.

On April 8, 2025, the U.S. Department of Justice (the “DOJ”) final rule implementing Executive Order 14117 (“Preventing Access to Americans’ Bulk Sensitive Personal Data and U.S. Government-Related Data by Countries of Concern”) took effect, with certain specified compliance requirements taking effect on October 6, 2025. The final rule prohibits or restricts certain transactions involving access by “countries of concern” or “covered persons” to “government-related data” or “bulk U.S. sensitive personal data.” The list of countries of concern includes, among others, the People’s Republic of China, including Hong Kong and Macau. The final rule imposes certain diligence, security, audit and record-keeping requirements, and the Bank and its subsidiary, EWCN, have taken the necessary steps to comply with the rule, including by restricting access to data by subsidiaries, affiliates, and vendors.

Consumer data privacy and data protection are also the subject of state laws. For example, the Bank is subject to the California Consumer Privacy Act. Among other provisions, this statute grants consumers several rights, including the right to request to access, correct, and delete their personal information (subject to certain exceptions), and the right to opt out of the sale of their personal information and sharing of personal information for certain targeted advertising purposes. However, a consumer does not have these rights with respect to information that is collected, processed, sold, or disclosed pursuant to the GLBA or the California Financial Information Privacy Act. California also adopted new rules effective January 1, 2026, with different timing requirements depending on obligations related to cyber audits, risk assessments, and automated decision-making. Despite these evolving requirements, the Bank is not in the business of selling consumer or customer data.

The Bank’s subsidiary, EWCN, operates under China’s privacy, cybersecurity, and data security regulatory framework, which includes the Personal Information Protection Law, the Cybersecurity Law as amended effective January 1, 2026, the Data Security Law, and the Network Data Security Management Regulation that was effective January 1, 2025. EWCN has taken the necessary steps to comply with these laws, including adherence to local laws and regulations related to cross-border data sharing, and maintains policies, controls, and governance procedures designed to comply with these requirements, and also conducts periodic reviews of its data handling and network security practices. As China’s regulatory framework continues to evolve, EWCN will monitor developments and update its compliance program as applicable.

Climate-Related Laws and Regulations

During 2025, the federal banking agencies reduced their emphasis on climate-related risks by acknowledging that existing safety and soundness standards already require effective risk management practices. However, certain states, such as California, have continued to highlight climate-related financial risks as part of their sustainability objectives.

In October 2023, California Senate Bill No. 253, the Climate Corporate Data Accountability Act (“SB 253”) and Senate Bill No. 261, the Climate-Related Financial Risk Act (“SB 261”) were signed into law. SB 253 requires U.S. companies with annual revenues exceeding $1 billion that do business in California to report their Scope 1 and 2 greenhouse gas (“GHG”) emissions annually starting in 2026; and Scope 3 GHG emissions starting in 2027. SB 261 applies to U.S. companies with annual revenues over $500 million that do business in California and requires disclosure of climate-related financial risks and mitigation measures taken to address such risks with the first report due on January 1, 2026, and biennially thereafter. On December 9, 2025, California Air Resources Board communicated an August 10, 2026 deadline for the initial Scope 1 and Scope 2 GHG emissions reports required under SB 253, while reporting under SB 261 is deferred pending the outcome of litigation challenging the legislation. The Company is a reporting entity under both SB 253 and SB 261 and has engaged a third-party firm to support compliance with these laws.

Resolution Planning

FDIC rules require covered IDIs to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets between $50 billion and $100 billion, including the Bank, are required to submit more limited informational filings. If the FDIC deemed a resolution plan or informational filing not credible and the IDI then failed to resubmit a credible plan, the IDI could become subject to an enforcement action. The Bank completed and submitted its informational filing on October 1, 2025.

2025 Legislative Developments

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to certain Inflation Reduction Act clean energy tax credits and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. The Company has been evaluating the impact of the OBBBA on its business and consolidated financial statements.

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

Future Legislation, Regulation and Supervision Activities

New statutes, regulations and policies that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions and public companies are regularly adopted. Such changes to applicable statutes, regulations, and policies may change the Company’s operating environment in substantial and unpredictable ways, increase the Company’s cost of conducting business, impede the efficiency of internal business processes, subject the Company to increased supervision activities and disclosure and reporting requirements, and restrict or expand the activities in which the Company may engage. Accordingly, such changes may have a significant influence on our operations and activities, financial condition, results of operations, growth plans or future prospects, and the overall growth and distribution of loans, investments and deposits. We cannot predict whether or in what form any statute, regulation or policy will be proposed or adopted or the extent to which our business may be affected by any new statute, regulation or policy.

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

ITEM 1A.  RISK FACTORS

We, like other financial institutions, face numerous risks inherent to our business, results of operations, and financial condition, many of which are beyond our control. The risk factors described below relate to known risks that could materially impact our business, results of operations, financial condition and the outcome of any matter as to which forward-looking statements contained in this Form 10-K are made. Although these risks are organized by headings and each risk is discussed separately, many are interrelated. In addition, there may be additional risks and uncertainties that may materially impact us in an adverse manner that are not presently known, that are not currently believed to be significant, or that are common to all businesses.

Risks Related to Geographic and Political Uncertainties

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

A substantial number of our customers have economic and cultural ties to Asia. The Bank’s international presence includes locations in Hong Kong, China and Singapore. Our presence in Asia carries certain risks, including risks relating to our ability to generate revenues from foreign operations and to leverage and conduct business on an international basis, due to legal, regulatory, and tax requirements and restrictions, including restrictions relating to transactions involving access to certain data by persons outside of the U.S.; tariffs, trade barriers, or other trade restrictions; uncertainties regarding liability; difficulties in staffing and managing foreign operations; political and economic risks; and financial risks including currency and payment risks. For example, economic trade and political tensions, including tariffs and other punitive trade policies and disputes between the U.S. and other countries pose a risk to our business and customers. During 2025, the U.S. significantly increased tariffs on various trading partners, however, some of these tariffs were subsequently reversed or reduced. The timing and scope of future policy shifts remain uncertain. The imposition of tariffs, retaliatory tariffs, export controls or other trade restrictions on products, materials or other goods that our customers import or export could impact prices, reduce demand, or otherwise negatively impact our customers’ businesses and their ability to service debt. We may also experience a decrease in the demand for loans and other financial products or a deterioration in the credit quality of the loans extended to customers in industry sectors that are most sensitive to the trade restrictions.

Further, a downturn in economic growth, or in stock or real estate markets in Asia, among other things, may negatively impact asset values and the profitability and liquidity of our customers operating in that region. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operations, and financial condition. In addition, we face risks that our employees and affiliates may fail to comply with applicable U.S. and foreign laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and other anti-corruption laws. Failure to comply with such laws and regulations could, among other things, result in enforcement actions and fines against us, limitations on our conduct and reputational harm, any of which could have a material adverse effect on our business, results of operations and financial condition. Changes in such laws and regulations, regulatory oversight, foreign exchange controls, tariffs, or geopolitical conflict also may adversely impact our international operations.

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

Since many of our loans are secured by real estate, a decline in the real estate markets could impact our business and financial condition. Real estate values and real estate markets are generally affected by changes in general economic conditions and employment levels, fluctuations in interest rates, the availability of loans to potential purchasers and the availability and demand for types of real property investments, changes in tax laws and other governmental statutes, regulations and policies, and natural disasters, such as wildfires and earthquakes, which are particularly prevalent in California, where a significant portion of our real estate collateral is located. If real estate values decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would be further diminished, and we would be more likely to suffer losses on defaulted loans. Furthermore, commercial real estate (“CRE”) loans typically involve larger balances to single borrowers or groups of related borrowers. Payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrowers. Repayment of such loans may be subject to adverse conditions in the real estate market such as declining property values, rising interest rates, higher vacancy rates or tenant defaults, adverse economic conditions, shifts in demand for different types of properties, or changes in applicable government regulations. Borrowers’ inability to repay such loans may have an adverse effect on our business, results of operations and financial condition.

Our business is subject to interest rate risk and variations in interest rates may have a material adverse effect on our financial performance.

Our financial results depend substantially on net interest income, which is the difference between the interest income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Interest-earning assets primarily include loans extended, securities held in our investment portfolio, and excess cash held to manage short-term liquidity. We fund our assets using deposits and borrowings. We offer interest-bearing deposit products, and a portion of our deposit balances are from noninterest-bearing products. We also enter into interest rate derivatives to manage interest rate risk exposure. The interest rates we receive on our interest-earning assets and pay on our interest-bearing liabilities could be affected by various factors, including macroeconomic challenges, Federal Reserve policies, market interest rate changes in response to inflation, competition, regulatory requirements or a change in our product mix. Changes in key variable market interest rates, such as the federal funds, national prime, or U.S. Treasury rates generally impact our interest rate spread. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Rising interest rates may cause our funding costs to increase at a faster pace than the yield we earn from our assets, which would cause our net interest margin to decrease. Higher interest rates may also result in lower loan production and increased charge-offs in certain segments of our loan portfolio. Falling interest rates may put negative pressure on net interest margin if interest-earning assets reprice faster than interest-bearing liabilities. Declining interest rates could also lead to higher loan refinancing activity, which, in turn, would increase the likelihood of prepayments of loans and mortgage related securities. Changes in interest rates also impact the value of our investments in debt securities, particularly debt securities with longer maturities. Accordingly, changes in levels of interest rates could materially and adversely affect our net interest income, net interest margin, cost of deposits, loan origination volume, average loan portfolio balance, asset quality, liquidity, and overall profitability.

Inflation can have an adverse impact on our business and on our customers.

Inflation results in the value of assets or income from investments being worth less in the future due to a decrease in the value of money. Interest rates are likely to be higher during periods of elevated inflation and, together, these factors typically cause the value of our investment securities, particularly those with longer maturities, to decrease, although this effect is less pronounced for floating rate instruments than for fixed-rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including increasing funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans. Adverse changes in inflation and interest rates could negatively impact consumer and business confidence, and adversely affect the economy as well as our business, results of operations and financial condition.

The monetary policies of the federal government and its agencies could have a material adverse effect on our earnings.

The Federal Reserve Board regulates the supply of money and credit in the U.S. Its policies determine in large part the cost of funds for lending and investing and affect the return earned on those loans and investments, both of which in turn affect our net interest margin. It can also materially decrease the value of financial assets we hold. Federal Reserve policies may also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans, or could adversely create asset bubbles resulting from prolonged periods of accommodative policy. This, in turn, may result in volatile markets and rapidly declining collateral values. Changes in Federal Reserve personnel and policies are beyond our control. Consequently, the impact of these changes on our business, results of operations and financial condition is difficult to predict. While we monitor and manage exposure to changes in monetary policy through asset liability management and risk mitigation strategies, there can be no assurance that shifts in monetary policy, including as a result of the appointment of a new Chairman of the Federal Reserve, will not adversely affect our business, results of operations, and financial condition.

Further downgrades of the U.S. credit rating, potential automatic spending cuts or government shutdowns could negatively impact our business, results of operations and financial condition.

Over the past few years, U.S. debt ceiling and budget deficit concerns have increased the possibility of U.S. government shutdowns, automatic spending cuts, additional U.S. credit rating downgrades and economic slowdowns, or a recession in the U.S. As the federal debt level rises and interest rates remain at elevated levels, the cost of servicing the debt may increase and the perceived creditworthiness of the U.S. government may decrease. The impact of any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Adverse political and economic conditions could have an adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Capital Resources and Liquidity

As a regulated entity, we are subject to capital requirements, and failure to meet these standards could adversely affect our financial condition.

We and the Bank are subject to certain capital and liquidity rules, including the Basel III Capital Rules, which establish the minimum capital adequacy requirements and may require us to increase our regulatory capital levels and/or targets even in the absence of actual adverse economic conditions or forecasts, and enhance capital planning based on hypothetical future adverse economic scenarios. As of December 31, 2025, we met the requirements of the Basel III Capital Rules, including the capital conservation buffer. Compliance with capital requirements may limit capital-intensive operations and increase operational costs, and we may be limited or prohibited from distributing dividends or repurchasing our stock. This could adversely affect our ability to expand or maintain present business levels, which may adversely affect our business, results of operations and financial condition. Additional information on the regulatory capital requirements applicable to us and the Bank is set forth in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in this Form 10-K.

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

Credit rating agencies evaluate us regularly, and their ratings are based on several factors, including our financial strength, capital adequacy, liquidity, asset quality and ability to generate earnings. Some of these factors are not entirely within our control, including conditions affecting the financial services industry as a whole. Severe downgrades in our credit ratings could impact our business and reduce our profitability in different ways, including a reduction in our access to capital markets, triggering additional collateral or funding obligations which could negatively affect our liquidity. In addition, our counterparties, as well as our clients, rely on our financial strength and stability and evaluate the risks of doing business with us on a regular basis. A decline in our credit ratings could result in a decrease in the number of counterparties and clients who may be willing to transact with us. Our borrowing costs may also be affected by various external factors, including market volatility and concerns or perceptions about the financial services industry. There can be no assurance that we can maintain our credit ratings nor that they will not be changed in the future.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk.

Deposits that exceed applicable FDIC insurance limits, and the possibility of the withdrawal of such deposits over a short period of time, pose a liquidity risk and have been a source of instability in the banking system during prior periods of stress. The ease and speed of the electronic withdrawals may increase this risk. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated interest rates and financial industry instability. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowing generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our available-for-sale (“AFS”) debt securities lose value when interest rates rise, our ability to cover liquidity needs from sale or pledging of these securities may be negatively impacted during periods of elevated interest rates. Under these circumstances, we may be required to access additional funding from other sources in order to manage our liquidity risk.

Risks Related to Credit Matters

Our allowance for credit losses may not be adequate to cover actual losses.

We establish an allowance for credit losses in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), which includes the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded credit commitments. Our ALLL is based on our evaluation of risks associated with our loans held-for-investment portfolio, including historical loss experience, current borrower characteristics, current economic conditions, reasonable and supportable forecasts of future economic conditions, delinquencies, performing status, the size and composition of the loan portfolio, and concentrations within the portfolio. The allowance estimation process requires subjective and complex judgments, including analysis of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. Unexpected changes in economic, market, operating and other conditions in the U.S. and in the international markets could result in, among other things, greater than expected deterioration in credit quality of our loan portfolio or in the value of collateral securing these loans. Due to the inherent risk associated with accounting estimates, our ALLL and our reserve for losses associated with our unfunded credit commitments, which is determined using a similar methodology as that used to establish our ALLL, may not be adequate to absorb actual losses, and future provisions for such losses could have a material adverse effect on our business, results of operations, and financial condition.

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

A portion of our lending portfolio is made to non-depository financial institutions to fund their lending activities. Adverse conditions affecting these entities or broader market conditions could result in increased credit risk to us. In addition, a downturn in sectors served by these institutions could increase credit risk to us and negatively impact our business, results of operations, and financial condition.

Risks Related to Our Operations

A cyber-attack, information or security breach, or failure of our operational or security systems or infrastructure, or those of third-party vendors, could disrupt our business, and adversely impact our results of operations, financial condition, cash flows, and liquidity, as well as damage our reputation.

Our business is highly dependent on the security and efficacy of our infrastructure, computer, network and data management systems, as well as those of third parties with which we interact. We face risks of loss resulting from, but not limited to, errors relating to transaction processing and technology, breaches of our internal control system or external compliance requirements, fraud or unauthorized transactions by employees or third parties, cybersecurity incidents, ineffective business continuation and disaster recovery activities. The potential for operational loss exposure exists throughout our organization and among our interactions with third parties, and is expected to increase as we expand our interconnectivity with our customers and other third parties. Any of these operational risk exposures, if realized, could adversely impact our results of operations, financial condition, cash flows, and liquidity, and result in regulatory action, significant litigation exposure and harm to our reputation.

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

Cybersecurity risks, including ransomware, malware, social engineering, and phishing attacks, for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunication technologies to conduct financial transactions, the significant increased use of remote workstations by employees in recent years, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, and other threat actors. Our business and many of our customers may have experienced, and may experience again in the future, losses incurred due to fraud or theft related to customers, employees or third parties. These losses may negatively affect our business, results of operations, financial condition, reputation and prospects. We have limited ability to assure the safety and security of our customers’ transactions with us to the extent our customers are using their own devices or are a victim of cyberattacks, fraud or other scams by threat actors. Failure to mitigate breaches of security, or to comply with increasingly demanding new and changing industry standards and regulatory requirements could also result in violation of applicable privacy laws, reputational damage, regulatory fines, litigation exposure, increased security compliance costs, and could have an adverse effect on our business, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect our business. We may face risks associated with the utilization of information technology systems to support our operations effectively.

The financial services industry is continuously undergoing rapid technological change with frequent introductions of new technology-driven products and services, including recent rapid developments in artificial intelligence. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological solutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and our efforts to use technological developments to improve the efficiency of our operations may not be effective or may lag our competitors. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our results of operations and financial condition. In addition, if we do not implement systems effectively or if our outsourcing business partners do not perform their functions properly, there could be an adverse effect on us. There can be no assurance that we will be able to effectively maintain or improve our systems and processes, or utilize outsourced talent, to meet our business needs successfully. Any such failure could adversely affect our business, results of operations, financial condition and reputation.

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

Bank failures may increase the risk of a recession or lead to regulatory changes and initiatives, such as enhanced capital, liquidity, or risk management requirements, which could adversely impact us. Changes to laws or regulations, or the imposition of additional restrictions through supervisory or enforcement activities, could have a material impact on our business. Regulatory changes could also adversely impact our ability to access funding, increase the cost of funding, limit our access to capital markets, and negatively impact our overall financial condition. The 2023 bank failures also resulted in a special assessment by the FDIC to replenish the DIF, which has increased our deposit insurance costs.

Our enterprise risk management program, and our controls and procedures, may not be effective at mitigating the risks to which we are subject, based upon our size, scope, and complexity.

We have established corporate governance and enterprise risk management policies and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including capital, market, liquidity, credit, operational, compliance, legal, strategic, technology and reputational risks. Although we seek to manage our exposure to such risks, and employ a broad and diverse set of risk monitoring and mitigation techniques in the process, including internal controls and disclosure controls and procedures, those techniques are inherently limited because they cannot anticipate the existence or development of risks that are currently unknown or unanticipated. Any system of control and any system to reduce risk exposure, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, in some cases we use analytical or forecasting models in our management of risks. If the models are inadequate, or are subject to ineffective governance, our risk management program may also prove ineffective. Actions taken to mitigate identified risks may prove less effective than anticipated. If our risk management program proves ineffective, we could suffer unexpected losses and reputational damage.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified personnel in the banking industry is intense and there is a limited number of qualified people with knowledge of, and experience in, the regional banking industry, especially in the West Coast markets, and in international banking operations, especially in Asia. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. The labor market is currently challenging, with high employee turnover and increased wage pressure. In addition, the proliferation of hybrid work environments may exacerbate the challenges of attracting and retaining talented employees as job markets may be less constrained by physical geography. Our success depends, to a significant degree, on our ability to attract and retain highly-skilled and qualified personnel, as well as the continued contributions of those individuals. In particular, our success has been and continues to be highly dependent upon the abilities of certain key executives. Accordingly, we believe that our future success is dependent upon the development and, when needed, implementation of adequate succession plans. Although both the Board of Directors and management monitor our succession planning for our senior management team, the loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition, and operating results.

We face strong competition in the financial services industry, and we could lose business or suffer margin declines as a result.

We operate in a highly competitive environment. Our competitors include, but are not limited to, commercial banks, savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks, nonbank financial institutions, and other regional, national, and global financial institutions. Some of our major competitors include multinational financial service companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Areas of competition include interest rates on loans and deposits, customer service, and range of price and quality of products and services, including new technology-driven products and services. We also face competition from products outside of the traditional finance system, such as stablecoins. The enactment of the GENIUS Act in July 2025 has the potential to accelerate stablecoin adoption. If consumers and businesses shift to stablecoins for payments and liquidity management, we may face reduced demand for our traditional products. Ongoing or increased competition may put pressure on the pricing for our products and services or may cause us to lose market share, particularly with respect to traditional banking products such as loans and deposits. Failure to attract and retain banking customers may adversely impact our loan and deposit growth and in turn, our revenues.

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

We invest in certain tax-advantaged investments that support qualified affordable housing projects, community development, and renewable energy resources. Our investments in these projects are designed to generate a return in part through the realization of federal and state income tax credits, and other tax benefits, over specified time periods. We are subject to the risk that previously recorded tax credits, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, may fail to meet certain government compliance requirements and may not be able to be realized. The risk of not being able to realize, or of subsequently incurring a recapture of, the tax credits and other tax benefits depends on various factors, some of which are outside of our control, including changes in the applicable tax code, as well as the continued economic viability of the project and project operator. The OBBBA accelerated the phase‑out of many renewable energy tax credits, including solar and wind-related investment and production tax credits, which could require us to shift our tax credit investment strategy in the future. Any modification, repeal, expiration, delay or reinterpretation of applicable tax incentive regimes, or a project’s failure to satisfy evolving qualification or compliance standards, could reduce or eliminate anticipated tax benefits. The possible inability to realize these tax credits and other tax benefits would have a negative impact on our financial results.

Risks Related to Regulatory, Compliance and Legal Matters

Changes in regulation may require us to change our business practices, increase our costs, limit our ability to make investments and generate revenue, or otherwise adversely affect our business operations and/or competitiveness.

We are subject to extensive regulation under federal and state laws, as well as supervision and examinations by the DFPI, FDIC, Federal Reserve, SEC, CFPB in the U.S. and foreign regulators and other government authorities. We are also subject to enforcement oversight by the DOJ and state attorneys general. In addition, we face certain legal, reputational, and financial risks as a result of serving customers in new or evolving industries that are subject to changing, and at times conflicting laws. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies could affect the manner in which we conduct business. Such changes could also subject us to additional costs and may limit the types of financial services and products we offer, and the investments we make. Further, as we increase in size additional regulatory requirements may become applicable to us.

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

In July 2025, the OBBBA was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including certain changes to the Inflation Reduction Act and various limits on business and individual tax deductions, that are intended to offset part of the cost of the legislation. We are currently evaluating the impact of the OBBBA on our business and future tax strategies.

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

We are also required to comply with the U.S. economic and trade sanctions administered by the OFAC regarding, among other things, the prohibition of transacting business with, and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy, or the U.S. economy. A violation of any AML or OFAC-related law or regulation could subject us to significant civil and criminal penalties as well as regulatory enforcement actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans. Any of these violations could have a material adverse effect on our business, results of operations, financial condition, reputation, and future prospects.

We could face material legal and reputational harm if we fail to safeguard personal information.

We are subject to complex and evolving laws and regulations, both inside and outside the U.S., governing the privacy and protection of personal information. Individuals whose personal information may be protected by law can include our customers (and in some cases our customers’ customers), prospective customers, job applicants, employees, and the employees of our suppliers, and third parties. Complying with laws and regulations applicable to our collection, use, transfer, and storage of personal information can increase operating costs, impact the development and marketing of new products or services, and reduce operational efficiency. Any mishandling or misuse of personal information by us or a third party affiliated with us could expose us to litigation or regulatory fines, penalties or other sanctions. See Item 1. Business — Supervision and Regulation — Privacy and Cybersecurity in this Form 10-K for more information about the regulations governing customer data to which we are subject.

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

Additionally, prior approval of the Federal Reserve and the DFPI is generally required for any person to acquire control of us, and control for these purposes may be presumed to exist when a person owns 10% or more of our outstanding common stock. Federal Reserve approval is also generally required for a bank holding company to acquire more than 5% of our outstanding common stock. These and other provisions could make it more difficult for a third party to acquire us, even if an acquisition might be in the best interest of the stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

The Company maintains an Information Security Program to support the management of cybersecurity risk as an integral component of the Company’s enterprise risk management (“ERM”) framework. The Information Security Program encompasses the Company’s cybersecurity policies and practices, which focus on prevention, detection, mitigation and recovery from cybersecurity incidents. In addition, as part of the Information Security Program, the Company has a Security Incident Response Policy and Plan to enable a coordinated response to protect the integrity, security and resiliency of the Company’s information systems, to mitigate the risk of cybersecurity incidents and to escalate information regarding certain cybersecurity incidents to the appropriate management personnel and Board members in a timely fashion. The Information Security Program follows the Cyber Risk Institute Profile, which is a framework aligned with regulatory expectations for managing cyber risk in financial institutions.

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

The Information Security Team uses industry service providers for security operations, monitoring, investigation and incident response, and the Bank also conducts periodic assessments in collaboration with consulting firms with cybersecurity domain expertise. As the second line of defense, the ERM Team under the Chief Risk Officer independently monitors the cybersecurity risk framework across the Company, as well as the effectiveness of the Information Security Program, and third party vendors’ vulnerability and penetration tests against the Company’s network. Furthermore, the Third-Party Risk Management Team, in conjunction with the ERM Team and the Information Security Team, oversees, identifies, monitors, investigates and addresses material risks from cybersecurity threats associated with the Company’s use of third-party service providers. The Third-Party Risk Management Team is also part of the independent risk management function of the Bank and included in the second line of defense. The ERM Team reports the status of the annual assessment of the effectiveness of the Information Security Program to the Chief Risk Officer, who reports to the Board’s ROC. When applicable, the Company obtains Statement on Standards for Attestation Engagement No. 18 reports or equivalent reports for vendor products and services hosted by third parties. Internal Audit serves as the third line of defense and provides additional independent assurance and evaluates the effectiveness of cybersecurity risk management. In addition, the Company regularly engages independent external assessors to perform assessments of its cybersecurity control environment and operating effectiveness.

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

Role of Management

At the management level, the Information Technology Steering Committee has overall responsibility for identifying, assessing, and managing information security risks, including cybersecurity risk. The Information Technology Steering Committee provides cybersecurity reports periodically to the ROC and is comprised of the Company’s senior information technology, information security and third party risk management leaders, including the Chief Risk Officer and Chief Information Security Officer. The Chief Risk Officer is responsible for managing cybersecurity risk and coordinating with the Chief Information Security Officer to ensure the Company’s cybersecurity risk profile is managed in a manner consistent with its risk appetite. The Chief Risk Officer also provides periodic reports to the Board’s ROC, outlining the overall status of the Company’s Information Security Program and its compliance with regulatory guidelines, and coordinating and reporting on incident response. The Chief Information Security Officer is responsible for the day-to-day management of the Information Security Program and Security Incident Response Policy and Plan. The Chief Risk Officer has held various leadership roles at the bank, including over 13 years previously serving as the Company’s Chief Financial Officer. The Chief Information Security Officer has over 25 years of work experience in technology and cybersecurity at financial institutions. The majority of Information Security Team members have over 10 years of cybersecurity experience and cumulatively hold over 80 active professional certifications in related fields.

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

ITEM 2. PROPERTIES

East West’s corporate headquarters is located at 135 North Los Robles Avenue, Pasadena, California, an eight-story office building, of which it owns 50%. The Company operates in 20 owned and over 90 leased locations in the U.S. and Asia. In the U.S., the Bank’s main operations and administrative offices are located in Southern California. All properties occupied by the Bank are available to be used across all business segments and for corporate purposes.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders of Common Stock and Dividends

The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol “EWBC”. As of January 31, 2026, the Company had 652 stockholders of record of the Company’s common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by banks, brokers and other nominees.

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

Five-Year Stock Performance

The following graph and table compare the Company’s five-year cumulative total return on its common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index and the Keefe, Bruyette & Woods Nasdaq Bank Index (“BKX Index”). The cumulative total shareholder return assumes the investment of $100 in the Company’s common stock and in each index on December 31, 2020 and the reinvestment of common stock dividends. The returns shown are based on historical results and are not intended to suggest future performance.

The S&P 500 Index is utilized as a benchmark against performance and is a commonly referenced U.S. equity benchmark consisting of leading companies from different economic sectors. The BKX Index is designed to track the performance of the leading banks and thrifts that are publicly-traded in the U.S., and comprises 24 banking stocks representing the large U.S. national money centers, regional banks and thrift institutions.

	December 31,
Index	2020	2021	2022	2023	2024	2025
East West Bancorp, Inc.	$100.00	$157.99	$135.17	$152.37	$211.44	$254.35
BKX Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Index	$100.00	$138.33	$108.73	$107.76	$147.85	$196.01

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the fourth quarter of 2025:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2)(3)
October	—	$—	—	$216
November	10,428	$99.83	10,428	$215
December	—	$—	—	$215
Fourth quarter	10,428	$99.83	10,428

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)Excludes excise taxes and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(3)On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of East West stock, which will remain valid until December 31, 2026.

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

Current Economic Developments

Evolving trade policies and tariffs and recent government shutdowns raised concerns about inflation, supply chain disruptions, and slower economic growth. The uncertain business environment led to a softening in the labor market, as companies adopted more cautious hiring practices, while reduced immigration further limited labor supply. The residential mortgage and CRE markets moderated but housing affordability pressures remained elevated. The Federal Reserve, which resumed lowering interest rates in late 2025, now faces heightened policy complexity in 2026. The transition to a new Chairman of the Federal Reserve, which is expected after Chairman Jerome Powell’s term expires in May 2026, adds additional uncertainty, particularly as leadership debates continue over balancing inflation risks against labor market softening. The economic uncertainty caused by these factors could result in decreased consumer spending and curb business investments. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geographic and Political Uncertainties and — Risks Related to Financial Matters in this Form 10-K.

Financial Review

Our MD&A analyzes the financial condition and results of operations of the Company for 2025 and 2024. Some tables include additional periods to comply with disclosure requirements or to illustrate trends in greater depth. The page locations of specific sections that we refer to are presented in the table of contents. To review our financial condition and results of operations for 2024 and a comparison between 2024 and 2023 results, see Item 7. MD&A of our 2024 Form 10-K, which was filed with the SEC on February 28, 2025.

($ and shares in thousands, except per share, and ratio data)	2025	2024
Summary of operations:
Net interest income before provision for credit losses	$2,552,629	$2,278,716
Noninterest income	379,227	335,218
Total revenue	2,931,856	2,613,934
Provision for credit losses	160,000	174,000
Noninterest expense	1,046,396	958,073
Income before income taxes	1,725,460	1,481,861
Income tax expense	400,272	316,275
Net income	$1,325,188	$1,165,586
Per share:
Basic earnings	$9.58	$8.39
Diluted earnings	$9.52	$8.33
Dividends declared	$2.40	$2.20
Weighted-average number of shares outstanding:
Basic	138,342	138,898
Diluted	139,130	139,958
Performance metrics:
Return on average assets (“ROA”)	1.70%	1.60%
Return on average common equity (“ROAE”)	16.01%	15.93%
Return on average tangible common equity (“ROATCE”) (1)	16.99%	17.05%
Common dividend payout ratio	25.30%	26.58%
Net interest margin	3.41%	3.27%
Efficiency ratio (2)	35.69%	36.65%
At year end:
Total assets	$80,434,997	$75,976,475
Total loans	$56,899,148	$53,726,637
Total deposits	$67,082,701	$63,175,023
Common shares outstanding at period-end	137,579	138,437
Book value per share	$64.68	$55.79
Tangible book value per share (1)	$61.27	$52.39

(1)For additional information regarding the reconciliation of these non-U.S. GAAP financial measures, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s 2025 net income was $1.3 billion, a $160 million or 14% increase from 2024. The increase was primarily driven by higher net interest income before provision for credit losses, increased noninterest income and a decrease in provision for credit losses, partially offset by higher noninterest expense and income tax expense. Noteworthy items about the Company’s performance for 2025 included:

•Net interest income and net interest margin. Year-over-year net interest income before provision for credit losses increased $274 million or 12% to $2.6 billion in 2025. Full year 2025 net interest margin was 3.41%, a 14 bp increase year-over-year.

•Earnings per share growth. Full year 2025 basic EPS and diluted EPS both expanded 14% to $9.58 and $9.52, respectively.

•Profitability ratios. Full year 2025 ROA and ROAE of 1.70% and 16.01%, respectively, expanded 10 bps and 8 bps, respectively, year-over-year. Full year 2025 ROATCE was 16.99%. ROATCE is a non-GAAP financial measure. For additional information regarding the reconciliation of non-GAAP financial measures, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

•Efficiency ratio. The efficiency ratio was 35.69% in 2025, a 96 bp improvement compared with 2024. The improvement in the efficiency ratio primarily reflected a year-over-year increase in net interest income before provision for credit losses.

•Asset growth. Total assets reached $80.4 billion as of December 31, 2025, an increase of $4.5 billion or 6% year-over-year, primarily driven by loan growth of $3.0 billion or 6%, and an increase in AFS debt securities of $2.4 billion or 22%.

•Deposit growth. Total deposits were $67.1 billion as of December 31, 2025, an increase of $3.9 billion or 6% year-over-year, primarily reflecting growth in time deposits and noninterest-bearing demand deposits.

•Capital levels. Stockholders’ equity was $8.9 billion as of December 31, 2025, up $1.2 billion or 15%, from December 31, 2024. Book value per share of $64.68 as of December 31, 2025, increased $8.89 or 16% from December 31, 2024. Tangible book value per share of $61.27 as of December 31, 2025, increased $8.88 or 17% from December 31, 2024. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.

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

Net interest income and net interest margin for 2025 increased year-over-year. The $274 million or 12% year-over-year increase in 2025 net interest income is primarily due to lower interest-bearing deposit funding costs and increases in the average balances of deposits, AFS debt securities and loans, partially offset by lower loan yields. The 14 bps year-over-year increase in 2025 net interest margin primarily reflected lower interest-bearing deposit costs, partially offset by an increase in AFS securities and decreases in the yield and balances of interest-bearing cash and deposits with banks.

Average interest-earning assets increased $5.2 billion or 7% to $74.9 billion in 2025. The year-over-year increase in average interest-earning assets primarily reflected increases in AFS debt securities and loan growth. The yield on average interest-earning assets was 5.73% in 2025, a decrease of 28 bps from 2024. The year-over-year decrease in the yield on average interest-earning assets primarily reflected the impact of lower benchmark interest rates of the loan portfolio.

The average loan yield was 6.40% in 2025, a decrease of 27 bps from 2024. The year-over-year decrease in the average loan yield primarily reflected the loan portfolio’s sensitivity to lower benchmark interest rates. Excluding the $32 million discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans from the 2025 loans’ interest income, the adjusted average loan yield for 2025 was 6.34%, compared with 6.67% in 2024. Adjusted average loan yield is a non-GAAP financial ratio. For additional details, refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K. Approximately 58% of loans held-for-investment were variable-rate as of both December 31, 2025 and 2024.

Deposits are an important source of funds and impact both net interest income and net interest margin. Average deposits of $64.8 billion in 2025, increased $5.2 billion or 9% from 2024. Average noninterest-bearing deposits of $15.6 billion in 2025, increased $799 million or 5% from 2024. Average noninterest-bearing deposits made up 24% and 25% of average deposits in 2025 and 2024, respectively.

The average cost of deposits was 2.46% in 2025, a decrease of 42 bps from 2024. The average cost of interest-bearing deposits was 3.24% in 2025, a decrease of 59 bps from 2024. These year-over-year decreases primarily reflected the impacts of lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, short-term borrowings, FHLB advances, assets sold under repurchase agreements (“repurchase agreements”) and long-term debt. In 2025, the average cost of funds was 2.56%, a decrease of 46 bps from 2024. The year-over-year decrease was mainly driven by the change in the average cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 7. MD&A — Risk Management — Market Risk Management for details.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component in 2025, 2024 and 2023:

	Year Ended December 31,
	2025				2024			2023
($ in thousands)	Average Balance	Interest	Average Yield/Rate		Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,264,056	$159,081	3.73%		$4,936,550	$231,794	4.70%	$4,638,630	$220,643	4.76%
Assets purchased under resale agreements (“resale agreements”) (1)	425,000	6,475	1.52%		519,263	11,254	2.17%	691,223	20,164	2.92%
Debt securities:
AFS (2)(3)	12,516,569	572,959	4.58%		8,811,274	399,280	4.53%	6,105,999	225,592	3.69%
Held-to-maturity (“HTM”) (2)	2,890,503	48,978	1.69%		2,935,937	49,785	1.70%	2,976,237	50,598	1.70%
Total debt securities (2)	15,407,072	621,937	4.04%		11,747,211	449,065	3.82%	9,082,236	276,190	3.04%
Loans:
Commercial and industrial (“C&I”) (2)	17,447,333	1,242,165	7.12%	(4)	16,492,472	1,294,451	7.85%	15,499,899	1,190,940	7.68%
CRE (2)	20,709,803	1,281,156	6.19%		20,316,013	1,292,973	6.36%	19,824,272	1,227,795	6.19%
Residential mortgage	16,420,367	968,689	5.90%		15,504,795	900,514	5.81%	14,155,784	750,813	5.30%
Other consumer	47,456	2,651	5.59%		55,500	3,041	5.48%	65,181	3,198	4.91%
Total loans (2)(5)(6)	54,624,959	3,494,661	6.40%	(4)	52,368,780	3,490,979	6.67%	49,545,136	3,172,746	6.40%
Restricted equity securities	161,400	11,242	6.97%		147,080	10,104	6.87%	82,177	4,062	4.94%
Total interest-earning assets	$74,882,487	$4,293,396	5.73%		$69,718,884	$4,193,196	6.01%	$64,039,402	$3,693,805	5.77%
Noninterest-earning assets:
Cash and due from banks	386,798				345,056			555,689
Allowance for loan, lease, and securities’ losses	(763,105)				(688,448)			(625,785)
Other assets	3,393,682				3,446,350			3,788,199
Total assets	$77,899,862				$72,821,842			$67,757,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,589,980	$183,262	2.41%		$7,731,828	$221,367	2.86%	$7,658,414	$179,200	2.34%
Money market deposits	15,685,199	488,496	3.11%		13,970,375	525,870	3.76%	11,680,540	399,482	3.42%
Savings deposits	1,719,422	13,519	0.79%		1,770,041	17,764	1.00%	2,128,943	15,573	0.73%
Time deposits	24,256,155	909,252	3.75%		21,400,834	955,173	4.46%	16,301,856	611,295	3.75%
Total interest-bearing deposits	49,250,756	1,594,529	3.24%		44,873,078	1,720,174	3.83%	37,769,753	1,205,550	3.19%
Bank Term Funding Program (“BTFP”), short-term borrowings and federal funds purchased	740	22	2.97%		962,061	42,163	4.38%	3,591,114	157,002	4.37%
FHLB advances	3,181,509	141,472	4.45%		2,752,733	147,269	5.35%	123,288	6,430	5.22%
Repurchase agreements	46,199	2,082	4.51%		3,613	197	5.45%	34,443	1,497	4.35%
Long-term debt and finance lease liabilities	35,780	2,662	7.44%		58,467	4,677	8.00%	152,790	11,072	7.25%
Total interest-bearing liabilities	$52,514,984	$1,740,767	3.31%		$48,649,952	$1,914,480	3.94%	$41,671,388	$1,381,551	3.32%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	15,598,605				14,799,961			17,192,978
Accrued expenses and other liabilities	1,509,865				2,056,755			2,410,154
Stockholders’ equity	8,276,408				7,315,174			6,482,985
Total liabilities and stockholders’ equity	$77,899,862				$72,821,842			$67,757,505
Interest rate spread			2.42%				2.07%			2.45%
Net interest income and net interest margin		$2,552,629	3.41%			$2,278,716	3.27%		$2,312,254	3.61%

(1)Includes the average balances and interest income for securities and loans purchased under resale agreements for 2023. There were no loans purchased under resale agreements for both 2025 and 2024.
(2)Yields on tax-exempt debt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $26 million, $35 million and $31 million for 2025, 2024 and 2023, respectively.
(4)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans during the twelve months ended December 31, 2025. Refer to Item 7. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-K.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Includes the accretion of net deferred loan fees and amortization of net premiums, which totaled $81 million for 2025 and $53 million for each of 2024 and 2023.

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

	Year Ended December 31,
	2025 vs. 2024			2024 vs. 2023
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(72,713)	$(28,990)	$(43,723)	$11,151	$14,019	$(2,868)
Resale agreements (1)	(4,779)	(1,813)	(2,966)	(8,910)	(4,382)	(4,528)
Debt securities:
AFS	173,679	169,573	4,106	173,688	114,930	58,758
HTM	(807)	(770)	(37)	(813)	(684)	(129)
Total debt securities	172,872	168,803	4,069	172,875	114,246	58,629
Loans:
C&I	(52,286)	72,271	(124,557)	103,511	77,492	26,019
CRE	(11,817)	24,775	(36,592)	65,178	30,853	34,325
Residential mortgage	68,175	53,837	14,338	149,701	74,955	74,746
Other consumer	(390)	(448)	58	(157)	(506)	349
Total loans	3,682	150,435	(146,753)	318,233	182,794	135,439
Restricted equity securities	1,138	996	142	6,042	4,045	1,997
Total interest and dividend income	$100,200	$289,431	$(189,231)	$499,391	$310,722	$188,669
Interest-bearing liabilities:
Checking deposits	$(38,105)	$(3,994)	$(34,111)	$42,167	$1,734	$40,433
Money market deposits	(37,374)	59,918	(97,292)	126,388	83,521	42,867
Savings deposits	(4,245)	(495)	(3,750)	2,191	(2,930)	5,121
Time deposits	(45,921)	118,165	(164,086)	343,878	213,823	130,055
Total interest-bearing deposits	(125,645)	173,594	(299,239)	514,624	296,148	218,476
BTFP, short-term borrowings and federal funds purchased	(42,141)	(42,104)	(37)	(114,839)	(115,219)	380
FHLB advances	(5,797)	21,081	(26,878)	140,839	140,669	170
Repurchase agreements	1,885	1,925	(40)	(1,300)	(1,606)	306
Long-term debt and finance lease liabilities	(2,015)	(1,707)	(308)	(6,395)	(7,443)	1,048
Total interest expense	$(173,713)	$152,789	$(326,502)	$532,929	$312,549	$220,380
Changes in net interest income	$273,913	$136,642	$137,271	$(33,538)	$(1,827)	$(31,711)

(1)Includes the average balances and interest income for securities and loans purchased under resale agreements for 2023. There were no loans purchased under resale agreements for both 2025 and 2024.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	% Change from 2024	2023
Commercial and consumer deposit-related fees	$111,844	$103,880	8%	$93,811
Lending and loan servicing fees	107,988	98,455	10%	83,876
Foreign exchange income	58,905	54,605	8%	48,276
Wealth management fees	50,000	38,627	29%	26,994
Customer derivative income, net of mark-to-market adjustments:
Customer derivative income	19,053	14,923	28%	23,216
Derivative mark-to-market and credit valuation adjustments	(2,197)	1,478	NM	(3,016)
Total customer derivative income, net of mark-to-market adjustments	16,856	16,401	3%	20,200
Net gains (losses) on AFS debt securities	963	2,069	(53)%	(6,862)
Other investment income	10,868	5,611	94%	9,348
Other income	21,803	15,570	40%	17,469
Total noninterest income	$379,227	$335,218	13%	$293,112
Noninterest income as a percentage of total revenue	13%	13%		11%

NM — Not meaningful.

Noninterest income comprised 13% of total revenue in both 2025 and 2024. Noninterest income for 2025 was $379 million, a $44 million or 13% increase compared with 2024. The increase was primarily due to higher wealth management fees, lending and loan servicing fees, commercial and consumer deposit-related fees, other income, other investment income, and foreign exchange income.

Commercial and consumer deposit-related fees were $112 million in 2025, an increase of $8 million or 8%, compared with 2024. This year-over-year increase was primarily due to analysis service fees, which reflected higher commercial customer activity and fee increases.

Lending and loan servicing fees were $108 million in 2025, an increase of $10 million or 10%, compared with 2024. The year-over-year increase was primarily due to higher trade finance and credit enhancement fees driven by increased customer activity.

Foreign exchange income was $59 million, an increase of $4 million or 8%, compared with 2024. The year-over-year increase was primarily due to increased customer activity and the favorable valuation of certain foreign currency denominated balance sheet items, partially offset by losses on foreign exchange trades.

Wealth management fees were $50 million in 2025, an increase of $11 million or 29%, compared with 2024. The year-over-year increase primarily reflected higher customer demand for wealth management products such as fixed-rate corporate bonds and fixed annuities.

Other investment income was $11 million in 2025, an increase of $5 million or 94% compared with 2024. The year-over-year increase primarily reflected $5 million of recoveries, $3 million of which were related to the Company’s previous investment in DC Solar recorded in other investment income, $1 million of fair value gains from the derivative liability-classified equity contract related to the 2023 Rayliant investment, and higher distributions from affordable housing partnership investments.

Other income was $22 million in 2025, an increase of $6 million or 40% compared with 2024. The year-over-year increase primarily reflected $4 million increased income from bank-owned life insurance and a structuring fee received from an energy tax credit investment.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	% Change from 2024	2023
Compensation and employee benefits	$618,753	$550,734	12%	$508,538
Occupancy and equipment expense	66,129	64,399	3%	64,528
Deposit account expense	35,218	47,390	(26)%	43,143
Computer and software related expenses	54,737	47,271	16%	44,475
Deposit insurance premiums and regulatory assessments	31,725	45,736	(31)%	103,308
Other operating expense	165,039	148,301	11%	136,305
Amortization of tax credit and CRA investments	74,795	54,242	38%	120,299
Total noninterest expense	$1,046,396	$958,073	9%	$1,020,596

Noninterest expense was $1.0 billion in 2025, an increase of $88 million or 9%, compared with 2024. The increase was primarily due to higher compensation and employee benefits, amortization of tax credit and CRA investments, other operating expense, and computer and software related expenses, partially offset by lower deposit insurance premiums and regulatory assessments, and deposit account expense.

Compensation and employee benefits were $619 million in 2025, an increase of $68 million or 12%, compared with 2024. The year-over-year increase was primarily driven by $31 million of additional compensation expense recognized from the change in equity award expense recognition for retirement eligible employees, while the remaining increase was due to merit increases and staffing growth. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation for details related to the change in the timing of recognition for awards granted to retirement-eligible employees.

Deposit account expense was $35 million in 2025, a decrease of $12 million or 26%, compared with 2024. The year-over-year decrease was primarily driven by lower balances and referral rates paid on certain deposit accounts.

Computer and software related expenses were $55 million in 2025, an increase of $7 million or 16% compared with 2024. The year-over-year increases primarily reflected higher software expenses and data processing costs to support the Company’s growth.

Deposit insurance premiums and regulatory assessments were $32 million in 2025, a decrease of $14 million or 31%, compared with 2024. The year-over-year decrease was primarily due to lower FDIC charges, which reflected a decrease in the estimated losses to the FDIC’s DIF. For additional information related to the FDIC charge, see Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in this Form 10-K.

Other operating expense was $165 million in 2025, an increase of $17 million or 11%, compared with 2024. The year-over-year increase was primarily due to problem loan related expenses, higher consulting expenses for various Company initiatives, and other real estate owned (“OREO”) write-downs, partially offset by a decrease in interest paid on cash collateral.

Amortization of tax credit and CRA investments was $75 million in 2025, an increase of $21 million or 38%, compared with 2024. The year-over-year increase was primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

The following table presents income before income taxes, income tax expense and effective tax rate for the periods indicated:

	Year Ended December 31,
($ in thousands)	2025	2024	% Change from 2024	2023
Income before income taxes	$1,725,460	$1,481,861	16%	$1,459,770
Income tax expense	$400,272	$316,275	27%	$298,609
Effective tax rate	23.2%	21.3%		20.5%

Income tax expense for 2025, compared with 2024, increased $84 million or 27%, primarily due to higher pre-tax income, and the one-time revaluation of deferred tax assets due to the adoption of the California single sales factor apportionment method in 2025, partially offset by favorable adjustments driven by a lower California state tax apportionment. The differences between the 2025 and 2024 effective tax rates from the federal statutory rate of 21% were primarily due to state taxes, partially offset by tax credits associated with energy, affordable housing, historic and new market tax credit investments. Refer to Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

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

The following table presents financial information for the Consumer and Business Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2024
($ in thousands)	2025	2024	$	%	2023
Net interest income before provision for credit losses	$1,079,288	$1,152,033	$(72,745)	(6)%	$1,225,954
Noninterest income	120,779	108,773	12,006	11%	103,210
Total revenue before provision for credit losses	1,200,067	1,260,806	(60,739)	(5)%	1,329,164
Provision for credit losses	26,044	8,691	17,353	200%	21,454
Compensation and employee benefits	240,500	217,612	22,888	11%	203,387
Other noninterest expense	229,833	234,494	(4,661)	(2)%	261,406
Total noninterest expense	470,333	452,106	18,227	4%	464,793
Segment income before income taxes	703,690	800,009	(96,319)	(12)%	842,917
Income tax expense	201,003	236,791	(35,788)	(15)%	247,952
Segment net income	$502,687	$563,218	$(60,531)	(11)%	$594,965
Average loans	$20,313,671	$18,966,662	$1,347,009	7%	$17,739,984
Average deposits	$33,384,458	$30,815,912	$2,568,546	8%	$28,174,781

Consumer and Business Banking segment net income decreased $61 million or 11% year-over-year to $503 million in 2025, primarily due to a $73 million decrease in net interest income, a $23 million increase in compensation and employee benefits, and a $17 million increase in provision for credit losses, partially offset by a $12 million increase in noninterest income.

The decrease in net interest income before provision for credit losses was primarily driven by the year-over-year decline in interest rates. The increase in noninterest income was mainly driven by higher wealth management fees in 2025. The increase in provision for credit losses was driven by loan growth and the worsening macroeconomic outlook in the residential mortgage loan sector in 2025. The increase in compensation and employee benefits was primarily due to staffing growth and increased wealth management commissions. The decrease in other noninterest expense was primarily driven by decreased deposit insurance premiums and regulatory assessments, from lower FDIC charges.

Commercial Banking

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing, and loan syndication. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging.

The following table presents financial information for the Commercial Banking segment for the periods indicated:

	Year Ended December 31,
			Change from 2024
($ in thousands)	2025	2024	$	%	2023
Net interest income before provision for credit losses	$1,028,314	$1,125,931	$(97,617)	(9)%	$1,116,013
Noninterest income	218,177	197,780	20,397	10%	168,502
Total revenue before provision for credit losses	1,246,491	1,323,711	(77,220)	(6)%	1,284,515
Provision for credit losses	152,085	166,953	(14,868)	(9)%	100,391
Compensation and employee benefits	246,303	234,240	12,063	5%	217,663
Other noninterest expense	157,616	161,969	(4,353)	(3)%	158,949
Total noninterest expense	403,919	396,209	7,710	2%	376,612
Segment income before income taxes	690,487	760,549	(70,062)	(9)%	807,512
Income tax expense	196,979	224,897	(27,918)	(12)%	237,359
Segment net income	$493,508	$535,652	$(42,144)	(8)%	$570,153
Average loans	$34,000,936	$32,996,221	$1,004,715	3%	$31,365,547
Average deposits	$27,137,950	$25,820,956	$1,316,994	5%	$23,304,066

Commercial Banking segment net income decreased $42 million or 8% year-over-year to $494 million in 2025, primarily driven by a $98 million decrease in net interest income, partially offset by a $20 million increase in noninterest income and a $15 million decrease in provision for credit losses.

The net interest income decrease was primarily driven by the year-over-year decline in interest rates. The noninterest income increase was primarily due to increases in lending and loan servicing fees, commercial deposit-related fees, and wealth management fees. The decrease in provision for credit losses was primarily driven by lower net charge-offs in the C&I portfolio. The increase in compensation and employee benefits was primarily driven by staffing growth. The decrease in other noninterest expense was primarily driven by the decreases in deposit account expense and deposit insurance premiums and regulatory assessments, partially offset by increased loan related expenses.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, tax credit investment activity, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

The following table presents financial information for the Treasury and Other segment for the periods indicated:

	Year Ended December 31,
			Change from 2024
($ in thousands)	2025	2024	$	%	2023
Net interest income (loss) before (reversal of) provision for credit losses	$445,027	$752	$444,275	NM	$(29,713)
Noninterest income	40,271	28,665	11,606	40%	21,400
Total revenue (loss) before (reversal of) provision for credit losses	485,298	29,417	455,881	NM	(8,313)
(Reversal of) provision for credit losses	(18,129)	(1,644)	(16,485)	NM	3,155
Compensation and employee benefits	131,950	98,882	33,068	33%	87,488
Other noninterest expense	40,194	10,876	29,318	270%	91,703
Total noninterest expense	172,144	109,758	62,386	57%	179,191
Segment income (loss) before income taxes	331,283	(78,697)	409,980	NM	(190,659)
Income tax expense (benefit)	2,290	(145,413)	147,703	NM	(186,702)
Segment net income (loss)	$328,993	$66,716	$262,277	393%	$(3,957)
Average loans	$310,352	$405,897	$(95,545)	(24)%	$439,605
Average deposits	$4,326,953	$3,036,171	$1,290,782	43%	$3,483,884

NM — Not meaningful.

Treasury and Other segment income before income taxes increased $410 million in 2025, primarily driven by a $444 million increase in net interest income and $16 million increase in reversal of credit losses, partially offset by a $33 million increase in compensation and employee benefits and a $29 million increase in other noninterest expense.

The net interest income increase was mainly driven by higher AFS debt securities’ interest income due to higher average balances and higher loan interest income, primarily due to $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit impaired and workout loans. The increase in reversal of credit losses was primarily due to an $18 million reversal of credit losses related to the payoff of purchased credit impaired loans in the third quarter of 2025. The increase in compensation and employee benefits was primarily driven by additional compensation expense from a change in equity award expense recognition for retirement eligible employees recorded in the third quarter of 2025. Refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements in this Form 10-K for further details related to the change in the timing of recognition for awards granted to retirement-eligible employees. The increase in other noninterest expense was primarily driven by higher amortization of tax credit and CRA investments.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio as of December 31, 2025 and 2024, and by credit ratings as of December 31, 2025:

	December 31, 2025			December 31, 2024			Rating as of December 31, 2025 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower	No Rating (2)
AFS debt securities:
U.S. Treasury securities	$1,010,053	$993,913	7%	$676,300	$638,265	6%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,687	257,654	2%	308,220	262,587	3%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	10,544,278	10,397,991	79%	8,447,303	8,164,474	75%	100%	—%	—%	—%	—%
Municipal securities	277,275	243,102	2%	287,301	250,153	2%	100%	—%	—%	—%	—%
Non-agency mortgage-backed securities	667,195	584,735	4%	808,762	692,078	6%	95%	3%	—%	2%	—%
Corporate debt securities	554,158	464,981	4%	653,500	526,166	5%	—%	38%	59%	3%	—%
Foreign government bonds	247,249	238,455	2%	244,803	233,880	2%	46%	54%	—%	—%	—%
Asset-backed securities	31,886	31,389	0%	35,086	34,715	0%	30%	17%	53%	—%	—%
Collateralized loan obligations	—	—	—%	44,500	44,493	1%	—%	—%	—%	—%	—%
Total AFS debt securities	$13,619,781	$13,212,220	100%	$11,505,775	$10,846,811	100%	95%	3%	2%	0%	—%
HTM debt securities:
U.S. Treasury securities	$540,666	$524,887	21%	$535,080	$499,858	21%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,055	860,134	35%	1,004,479	804,220	34%	100%	—%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (4)	1,136,874	943,227	38%	1,190,221	943,134	39%	100%	—%	—%	—%	—%
Municipal securities	185,463	151,498	6%	187,633	140,542	6%	100%	—%	—%	—%	—%
Total HTM debt securities	$2,870,058	$2,479,746	100%	$2,917,413	$2,387,754	100%	100%	—%	—%	—%	—%
Total debt securities	$16,489,839	$15,691,966		$14,423,188	$13,234,565

(1)Credit ratings represent independent assessments of the credit quality of debt securities. The Company determines the credit rating of a debt security based on the lowest rating assigned by any of the nationally recognized statistical rating organizations (“NRSROs”) that have rated the security. Investment grade debt securities are those with ratings similar to BBB- or above (as defined by NRSROs) and are generally considered by the rating agencies and market participants to be low credit risk. Ratings percentages are allocated based on fair value.
(2)For debt securities not rated by NRSROs, factors such as the priority in collections within the securitization structure, and whether contractual payments have historically been on time are considered in determining the credit risk of such securities.
(3)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $9.6 billion of both amortized cost and fair value as of December 31, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(4)Includes GNMA HTM debt securities totaling $79 million of amortized cost and $65 million of fair value as of December 31, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

As of December 31, 2025, the Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.0 and 5.9, respectively, compared with 2.0 and 6.2, respectively, as of December 31, 2024. The effective duration of AFS debt securities increased primarily due to the longer maturities of newly purchased AFS securities, while the HTM debt securities’ effective duration declined slightly due to the general runoff of the portfolio.

Available-for-Sale Debt Securities

AFS debt securities increased $2.4 billion or 22% to $13.2 billion in 2025 from December 31, 2024, primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $406 million as of December 31, 2025, compared with $659 million as of December 31, 2024.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both December 31, 2025 and 2024. There was $2 million of allowance for credit losses against AFS debt securities as of December 31, 2025, which was recognized as Provision for credit losses on the Consolidated Statement of Income. In comparison, there was no allowance for credit losses against AFS debt securities as of December 31, 2024.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both December 31, 2025 and 2024.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-K.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential, home equity lines of credit (“HELOCs”) and other consumer loans. The composition of the loan portfolio as of December 31, 2025 was similar to the composition as of December 31, 2024.

The following charts present the composition of the Company’s total loan portfolio by loan type as of December 31, 2025 and 2024:

Total loans held-for-investment of $56.9 billion as of December 31, 2025 increased $3.2 billion or 6% from December 31, 2024, reflecting well-balanced growth across major loan types. For additional information on the Company’s loans held-for-investment outstanding balances, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

Commercial

The commercial loan portfolio, which includes C&I and total CRE loans, comprised 70% of total loans held-for-investment as of both December 31, 2025 and 2024. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $27.7 billion and $25.8 billion as of December 31, 2025 and 2024, respectively, with a utilization rate of 67% as of both dates. As of December 31, 2025, total C&I loans were $18.7 billion, up $1.3 billion or 7% from December 31, 2024. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including but not limited to commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.0 billion and $845 million as of December 31, 2025 and 2024, respectively. The Company also has a portfolio of loans to non-depository financial institutions. This portfolio totaled $7.6 billion and $6.0 billion as of December 31, 2025 and 2024, respectively, which primarily consisted of capital call lending and other credit facilities extended to these institutions. The majority of the C&I loans had variable interest rates as of both December 31, 2025, and 2024.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and has exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of December 31, 2025, and 2024:

	December 31, 2025		December 31, 2024
($ in thousands)	Amount	%	Amount	%
Industry:
Real estate investment & management	$2,319,896	13%	$2,381,186	14%
Capital call lending	2,258,895	12%	2,230,457	13%
Media & entertainment	2,227,571	12%	2,031,242	12%
Manufacturing & wholesale	1,162,245	6%	1,074,073	6%
Financial services	1,160,853	6%	1,005,216	6%
Infrastructure & clean energy	1,113,387	6%	963,165	5%
Food production & distribution	1,109,996	6%	664,135	4%
Healthcare	703,769	4%	685,550	4%
Technology & telecommunications	679,036	4%	770,521	4%
Hospitality & leisure	646,926	3%	575,815	3%
Oil & gas	595,102	3%	576,605	3%
Art finance	503,326	3%	548,065	3%
Equipment finance	447,117	2%	470,132	3%
General & Other	3,722,636	20%	3,420,996	20%
Total C&I	$18,650,755	100%	$17,397,158	100%

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance and include property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both December 31, 2025 and 2024. The following table summarizes the Company’s total CRE loans by property type as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
($ in thousands)	Amount	%	Weighted-Avg. LTV (%) (1)	Amount	%	Weighted-Avg. LTV (%) (1)
Property types:
Multifamily	$5,112,328	24%	50%	$4,953,442	24%	51%
Retail	4,509,328	21%	47%	4,347,032	21%	48%
Industrial	4,213,307	20%	46%	3,972,389	20%	46%
Hotel	2,482,765	12%	51%	2,404,385	12%	52%
Office	2,233,910	11%	52%	2,125,210	11%	54%
Healthcare	858,653	4%	51%	788,806	4%	52%
Construction and land	742,357	3%	51%	666,162	3%	49%
Other	1,109,125	5%	49%	1,017,518	5%	50%
Total CRE loans	$21,261,773	100%	49%	$20,274,944	100%	50%

(1)Weighted-average LTV is based on most recent LTV, using the most recent available appraisal and current loan commitment.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of December 31, 2025 and 2024. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California:

	December 31, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,908,374	51%	$2,387,149	47%	$252,265	34%	$10,547,788	50%
Northern California	2,760,043	18%	914,479	18%	149,090	20%	3,823,612	18%
California	10,668,417	69%	3,301,628	65%	401,355	54%	14,371,400	68%
Texas	1,129,088	7%	488,276	10%	154,241	21%	1,771,605	8%
New York	831,276	6%	349,909	7%	35,397	5%	1,216,582	6%
Washington	504,643	3%	158,186	3%	14,036	2%	676,865	3%
Arizona	339,272	2%	205,264	4%	38,192	5%	582,728	3%
Nevada	321,332	2%	160,103	3%	883	0%	482,318	2%
Other markets	1,613,060	11%	448,962	8%	98,253	13%	2,160,275	10%
Total loans	$15,407,088	100%	$5,112,328	100%	$742,357	100%	$21,261,773	100%

	December 31, 2024
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,516,638	51%	$2,316,404	47%	$230,297	35%	$10,063,339	50%
Northern California	2,693,768	19%	992,406	20%	163,633	24%	3,849,807	19%
California	10,210,406	70%	3,308,810	67%	393,930	59%	13,913,146	69%
Texas	1,091,626	8%	467,796	9%	131,963	20%	1,691,385	8%
New York	732,694	5%	249,357	5%	44,597	7%	1,026,648	5%
Washington	493,972	3%	155,022	3%	10,401	1%	659,395	3%
Arizona	348,877	2%	182,955	4%	23,903	4%	555,735	3%
Nevada	293,927	2%	139,292	3%	—	—%	433,219	2%
Other markets	1,483,838	10%	450,210	9%	61,368	9%	1,995,416	10%
Total loans	$14,655,340	100%	$4,953,442	100%	$666,162	100%	$20,274,944	100%

The percentage of total CRE loans located in California was 68% and 69% as of December 31, 2025 and 2024, respectively. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in the California economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geographic and Political Uncertainties and Risks Related to Financial Matters in this Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers who have moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both December 31, 2025 and 2024. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers derivative hedging products to our customers to manage their interest rate risks. As of December 31, 2025, of the 58% of our CRE portfolio that had variable rates, 52% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 57% of our CRE portfolio that had variable rates, 54% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of December 31, 2025, of the 51% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2024, of the 50% of our multifamily residential loan portfolio that was variable rate, half had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $544 million in loans outstanding, and $419 million in unfunded commitments as of December 31, 2025, compared with $506 million in loans outstanding, and $391 million in unfunded commitments as of December 31, 2024. Land loans totaled $198 million and $160 million as of December 31, 2025 and 2024, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average residential mortgage loan size was $439 thousand and $437 thousand as of December 31, 2025 and 2024, respectively. The following tables summarize the Company’s single-family residential and HELOC loan portfolios by geography and lien priority as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,031,124	40%	$914,803	48%	$6,945,927	41%
Northern California	2,026,767	14%	392,461	20%	2,419,228	14%
California	8,057,891	54%	1,307,264	68%	9,365,155	55%
New York	4,067,708	27%	286,995	15%	4,354,703	26%
Washington	761,739	5%	188,146	10%	949,885	6%
Massachusetts	566,462	4%	68,375	4%	634,837	4%
Georgia	520,039	3%	21,500	1%	541,539	3%
Nevada	493,670	3%	38,072	2%	531,742	3%
Texas	513,038	4%	—	—%	513,038	3%
Other markets	22,002	0%	1,545	0%	23,547	0%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
Lien priority:
First mortgage	$15,002,549	100%	$1,337,066	70%	$16,339,615	97%
Junior lien mortgage	—	—%	574,831	30%	574,831	3%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%

	December 31, 2024
($ in thousands)	Single-Family Residential	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$5,475,929	39%	$853,858	47%	$6,329,787	39%
Northern California	1,825,462	13%	379,692	21%	2,205,154	14%
California	7,301,391	52%	1,233,550	68%	8,534,941	53%
New York	4,303,815	31%	266,529	15%	4,570,344	29%
Washington	715,968	5%	187,220	10%	903,188	6%
Massachusetts	457,147	3%	66,181	4%	523,328	3%
Georgia	466,790	3%	20,040	1%	486,830	3%
Nevada	447,097	3%	32,578	2%	479,675	3%
Texas	468,461	3%	—	—%	468,461	3%
Other markets	14,777	0%	5,530	0%	20,307	0%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%
Lien priority:
First mortgage	$14,175,446	100%	$1,322,957	73%	$15,498,403	97%
Junior lien mortgage	—	—%	488,671	27%	488,671	3%
Total	$14,175,446	100%	$1,811,628	100%	$15,987,074	100%

Consumer — Single-Family Residential Loans. The Company offers a variety of single-family residential mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its single-family residential loans as of both December 31, 2025 and 2024. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 52% as of both December 31, 2025 and 2024. These loans have historically experienced low delinquency and loss rates.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.5 billion and $5.3 billion as of December 31, 2025 and 2024, respectively, with a utilization rate of 35% as of December 31, 2025, compared with 34% as of December 31, 2024. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 70% and 73% of total outstanding HELOCs as of December 31, 2025 and 2024, respectively. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 46% as of both December 31, 2025 and 2024. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both December 31, 2025 and 2024.

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

The following table presents the contractual loan maturities by loan category and the contractual distribution of loans to changes in interest rates as of December 31, 2025:

($ in thousands)	Due within one year	Due after one year through five years	Due after five years through fifteen years	Due after fifteen years	Total
Commercial:
C&I	$7,205,052	$10,007,972	$1,271,071	$166,660	$18,650,755
CRE:
CRE	1,617,809	8,270,872	5,305,762	212,645	15,407,088
Multifamily residential	248,996	1,466,639	1,695,988	1,700,705	5,112,328
Construction and land	360,801	350,819	883	29,854	742,357
Total CRE	2,227,606	10,088,330	7,002,633	1,943,204	21,261,773
Total commercial	9,432,658	20,096,302	8,273,704	2,109,864	39,912,528
Consumer:
Residential mortgage:
Single-family residential	1,706	4,662	1,225,792	13,770,389	15,002,549
HELOCs	18	2,086	69,382	1,840,411	1,911,897
Total residential mortgage	1,724	6,748	1,295,174	15,610,800	16,914,446
Other consumer	16,894	30,335	3,969	—	51,198
Total consumer	18,618	37,083	1,299,143	15,610,800	16,965,644
Total loans held-for-investment	$9,451,276	$20,133,385	$9,572,847	$17,720,664	$56,878,172

Distribution of loans to changes in interest rates:
Variable-rate loans	$7,576,769	$16,565,061	$4,484,401	$4,710,511	$33,336,742
Fixed-rate loans	1,803,047	2,443,855	2,041,943	4,859,312	11,148,157
Hybrid adjustable-rate loans	71,460	1,124,469	3,046,503	8,150,841	12,393,273
Total loans held-for-investment	$9,451,276	$20,133,385	$9,572,847	$17,720,664	$56,878,172

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of December 31, 2025 and 2024:

	December 31,
	2025		2024
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$860,332	1%	$730,227	1%
AFS debt securities (1)	$684,513	1%	$752,840	1%
Loans held-for-investment (2)	$1,133,442	1%	$968,973	1%
Total assets	$2,692,309	3%	$2,474,447	3%
China subsidiary bank branches:
Cash and cash equivalents	$640,986	1%	$656,971	1%
AFS debt securities (3)	$128,600	0%	$127,582	0%
Loans held-for-investment (2)	$1,223,236	2%	$1,141,444	2%
Total assets	$2,012,751	3%	$1,971,922	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of both December 31, 2025 and 2024.
(2)Primarily comprised of C&I loans as of both December 31, 2025 and 2024.
(3)Comprised of foreign government bonds as of both December 31, 2025 and 2024.

The following table presents the total revenue generated by the Company’s international branches in 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$73,938	3%	$69,809	3%	$55,747	2%
China subsidiary bank branches:
Total revenue	$29,351	1%	$29,790	1%	$32,569	1%

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 7. MD&A — Risk Management — Liquidity Risk Management in this Form 10-K for a discussion of the Company’s liquidity management. The following table summarizes the Company’s deposits by product type as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$16,697,099	25%	$15,450,428	24%	$1,246,671	8%
Interest-bearing checking	7,989,255	12%	7,940,692	13%	48,563	1%
Money market	15,439,729	23%	14,816,511	23%	623,218	4%
Savings	1,671,804	2%	1,751,620	3%	(79,816)	(5)%
Time deposits	25,284,814	38%	23,215,772	37%	2,069,042	9%
Total deposits	$67,082,701	100%	$63,175,023	100%	$3,907,678	6%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $67.1 billion as of December 31, 2025 increased $3.9 billion or 6%, compared with the prior year, primarily due to growth in time and noninterest-bearing demand deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$34,494,368	$32,832,926	$1,661,442	5%
Commercial Banking - U.S. (1)	24,367,113	23,405,769	961,344	4%
International Branches (2)	3,875,631	3,412,262	463,369	14%
Treasury and Other - U.S. (3)	4,345,589	3,524,066	821,523	23%
Total deposits	$67,082,701	$63,175,023	$3,907,678	6%

(1)Excludes deposits presented under International Branches.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. offices are insured by the FDIC for up to $250,000. The deposits in the Company’s subsidiary bank in China and the branch in Hong Kong are insured by each jurisdiction’s deposit insurance authority for up to 500,000 RMB and 800,000 Hong Kong Dollars, respectively. Uninsured deposits represent the portion of deposit accounts that exceed the insurance limits of the FDIC and each foreign jurisdiction. The Company calculates its uninsured deposits based on the methodologies and assumptions used for regulatory reporting.

The following table presents total uninsured deposits by location as of December 31, 2025 and 2024:

($ in thousands)	Domestic	China	Hong Kong	Total
Uninsured deposits as of 12/31/2025	$33,431,037	$1,525,527	$2,230,760	$37,187,324
Uninsured deposits as of 12/31/2024	$32,767,680	$1,453,223	$1,848,652	$36,069,555

Uninsured time deposits totaled $15.2 billion as of December 31, 2025. The following table presents the maturity distribution for uninsured customer time deposits by location as of December 31, 2025:

($ in thousands)	Domestic	China	Hong Kong	Total
Three months or less	$5,675,930	$245,779	$1,390,501	$7,312,210
Over three months through six months	4,613,729	170,569	80,090	4,864,388
Over six months through 12 months	2,262,244	242,880	24,867	2,529,991
Over 12 months	46,229	402,128	—	448,357
Total	$12,598,132	$1,061,356	$1,495,458	$15,154,946

Uninsured deposits, per regulatory requirements, represent the portion of deposit accounts in U.S. offices that exceed the FDIC insurance limit as reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation.

The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report as of December 31, 2025 and 2024, after certain adjustments:

($ in thousands)		December 31, 2025	December 31, 2024
Uninsured deposits, per regulatory requirements (1)		$33,431,037	$32,767,680
Less: Collateralized deposits		(4,464,567)	(4,781,377)
Affiliate deposits		(131,106)	(485,824)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$28,835,364	$27,500,479

Total domestic deposits per Call Report	(b)	$63,460,378	$60,326,394
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a) / (b)	45%	46%

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

The Company’s stockholders’ equity increased $1.2 billion or 15% from $7.7 billion as of December 31, 2024 to $8.9 billion as of December 31, 2025. This increase was primarily due to $1.3 billion of net income and $240 million of other comprehensive income, partially offset by $335 million of cash dividends declared and $134 million from open-market common stock repurchases and tax withheld in the form of stock repurchase on vested RSUs. For other factors that contributed to the changes in stockholders’ equity, refer to Item 8. Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-K.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of East West common stock, which will remain valid until December 31, 2026. The Company repurchased $115 million and $144 million of its common stock in 2025 and 2024, respectively.

The Company paid a cash dividend of $2.40 and $2.20 per share in 2025 and 2024, respectively. In January 2026, the Company’s Board of Directors declared a first quarter 2026 cash dividend of $0.80 per share, which represents a 33%, or 20 cents per common share, increase from the previous quarterly cash dividend of $0.60 per common share. The dividend was paid on February 17, 2026, to stockholders of record as of February 2, 2026.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements and Regulatory Capital - Related Development in this Form 10-K for additional details.

The following table presents the Company’s and the Bank’s capital ratios as of December 31, 2025 and 2024 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	December 31, 2025		December 31, 2024 (1)
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
CET1 capital (2)	15.1%	13.9%	14.3%	13.4%	4.5%	7.0%	6.5%
Tier 1 capital (3)	15.1%	13.9%	14.3%	13.4%	6.0%	8.5%	8.0%
Total capital	16.4%	15.1%	15.6%	14.7%	8.0%	10.5%	10.0%
Tier 1 leverage (2)	10.9%	10.0%	10.4%	9.8%	4.0%	4.0%	5.0%

(1)The Current Expected Credit Losses (“CECL”) transition provision permits certain banking organizations to exclude from regulatory capital the initial adoption impact of CECL, plus 25% of the cumulative changes in the allowance for credit losses under CECL for each period until December 31, 2021, followed by a three-year phase-out period in which the aggregate benefit is reduced by 25% in 2022, 50% in 2023 and 75% in 2024. Our capital ratios as of December 31, 2024 include a delay of 25% of the estimated impact of CECL on regulatory capital. The CECL transition was no longer in effect as of December 31, 2025.
(2)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(3)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both December 31, 2025 and 2024, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the required minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $2.8 billion from December 31, 2024 to $57.8 billion as of December 31, 2025, primarily due to loan growth.

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

The ROC has primary oversight responsibility for the identified enterprise risk categories including credit risk. The ROC monitors management’s assessment of asset quality, credit risk trends, credit quality administration, underwriting standards, and portfolio credit risk management strategies and processes, such as diversification and liquidity, all of which enable management to control credit risk. At the management level, the Credit Risk Management Committee has primary oversight responsibility for credit risk. The Senior Credit Supervision function manages credit policy for the line of business transactional credit risk, assuring that all exposure is risk-rated according to the requirements of the credit risk rating policy. The Senior Credit Supervision function in connection with the ERM function, also evaluates and reports the overall credit risk exposure to senior management and the ROC including concentration limits and key risk indicators. Reporting directly to the Board’s Audit Committee, the IAR function provides additional validation support to the Company’s robust credit risk management culture by performing an independent and objective assessment of underwriting and documentation quality and serves as an assurance function for the risk rating of the Company’s loan portfolios. A key focus of our credit risk management is adherence to a well-controlled underwriting and loan monitoring process.

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

The following table presents the Company’s criticized loans as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Criticized loans:
Special mention loans	$344,876	$447,290	$(102,414)	(23)%
Classified loans (1)	796,273	725,863	70,410	10%
Total criticized loans (2)	$1,141,149	$1,173,153	$(32,004)	(3)%

Special mention loans to loans held-for-investment	0.61%	0.83%
Classified loans to loans held-for-investment	1.40%	1.35%
Criticized loans to loans held-for-investment	2.01%	2.18%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans HFS.

Criticized loans decreased by $32 million or 3%, to $1.1 billion from December 31, 2024, primarily driven by decreases in C&I and multifamily residential loans, partially offset by increases in CRE and construction and land loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets may also include nonperforming loans HFS.

The following table presents nonperforming assets information as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Commercial:
C&I	$52,244	$86,165	$(33,921)	(39)%
CRE:
CRE	38,546	2,430	36,116	NM
Multifamily residential	292	4,572	(4,280)	(94)%
Construction and land	27,810	11,316	16,494	146%
Total CRE	66,648	18,318	48,330	264%
Consumer:
Residential mortgage:
Single-family residential	29,641	32,423	(2,782)	(9)%
HELOCs	17,167	22,046	(4,879)	(22)%
Total residential mortgage	46,808	54,469	(7,661)	(14)%
Other consumer	142	66	76	115%
Total nonaccrual loans	165,842	159,018	6,824	4%
OREO, net	21,183	35,077	(13,894)	(40)%
Nonperforming loans HFS	20,976	—	20,976	100%
Total nonperforming assets	$208,001	$194,095	$13,906	7%
Nonperforming assets to total assets	0.26%	0.26%
Nonaccrual loans to loans held-for-investment	0.29%	0.30%
ALLL to nonaccrual loans	488.28%	441.49%

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

Nonaccrual loans of $166 million as of December 31, 2025 increased $7 million or 4% from December 31, 2024, primarily driven by increases in CRE and construction and land due to additional loans being transferred to nonaccrual status, partially offset by a decrease in C&I nonaccrual loans due to charge offs and transfers to OREO. As of December 31, 2025, $27 million or 16% of nonaccrual loans were less than 90 days delinquent. In comparison, $49 million or 31% of nonaccrual loans were less than 90 days delinquent as of December 31, 2024.

The following table presents the accruing loans past due by portfolio segment as of December 31, 2025 and 2024:

	Total Accruing Past Due Loans (1)		Change		Percentage of Total Loans Outstanding
($ in thousands)	December 31, 2025	December 31, 2024	$	%	December 31, 2025	December 31, 2024
Commercial:
C&I	$26,044	$22,855	$3,189	14%	0.14%	0.13%
CRE:
CRE	13,994	5,640	8,354	148%	0.09%	0.04%
Multifamily residential	1,253	931	322	35%	0.02%	0.02%
Construction and land	—	927	(927)	(100)%	0.00%	0.14%
Total CRE	15,247	7,498	7,749	103%	0.07%	0.04%
Total commercial	41,291	30,353	10,938	36%	0.10%	0.08%
Consumer:
Residential mortgage:
Single-family residential	73,684	54,937	18,747	34%	0.49%	0.39%
HELOCs	34,650	19,364	15,286	79%	1.81%	1.07%
Total residential mortgage	108,334	74,301	34,033	46%	0.64%	0.46%
Other consumer	77	107	(30)	(28)%	0.15%	0.16%
Total consumer	108,411	74,408	34,003	46%	0.64%	0.46%
Total	$149,702	$104,761	$44,941	43%	0.26%	0.19%

(1)There were no accruing loans past due 90 days or more as of both December 31, 2025 and 2024.

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

The following table presents the allowance for credit losses allocated by loan portfolio segments, debt securities and unfunded credit commitments as of the periods indicated:

	December 31,
	2025		2024
($ in thousands)	Allowance Allocation	% of Loan Type to Total Loans	Allowance Allocation	% of Loan Type to Total Loans
ALLL
Commercial:
C&I	$475,613	33%	$384,319	32%
CRE:
CRE	221,494	27%	218,677	28%
Multifamily residential	36,555	9%	32,117	9%
Construction and land	15,468	1%	17,497	1%
Total CRE	273,517	37%	268,291	38%
Total commercial	749,130	70%	652,610	70%
Consumer:
Residential mortgage:
Single-family residential	53,463	27%	44,816	27%
HELOCs	5,804	3%	3,132	3%
Total residential mortgage	59,267	30%	47,948	30%
Other consumer	1,376	0%	1,494	0%
Total consumer	60,643	30%	49,442	30%
Total ALLL	$809,773	100%	$702,052	100%
Allowance for debt securities	$1,900		$—
Allowance for unfunded credit commitments	$48,690		$39,526
Total allowance for credit losses	$860,363		$741,578
Loans held-for-investment	$56,878,172		$53,726,637
ALLL to loans held-for-investment	1.42%		1.31%

The following table presents net charge-offs and the net charge-offs to average loans ratios based on the loan categories as of the periods indicated:

	December 31,
	2025			2024
($ in thousands)	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment	Net Charge-Offs (Recoveries)	Average Loans Held-for-Investment	% of Net Charge-Offs (Recoveries) to Average Loans Held-for-Investment
Commercial:
C&I	$34,275	$17,440,477	0.20%	$118,908	$16,490,180	0.72%
CRE:
CRE	24,008	15,003,349	0.16%	13,823	14,587,444	0.09%
Multifamily residential	(52)	4,991,171	0.00%	(426)	5,061,821	(0.01)%
Construction and land	1,984	715,283	0.28%	2,086	666,748	0.31%
Total CRE	25,940	20,709,803	0.13%	15,483	20,316,013	0.08%
Total commercial	60,215	38,150,280	0.16%	134,391	36,806,193	0.37%
Consumer:
Residential mortgage:
Single-family residential	(249)	14,571,485	0.00%	26	13,753,247	0.00%
HELOCs	(16)	1,848,861	0.00%	(58)	1,751,500	0.00%
Total residential mortgage	(265)	16,420,346	0.00%	(32)	15,504,747	0.00%
Other consumer	(111)	47,456	(0.23)%	4,259	55,500	7.67%
Total consumer	(376)	16,467,802	0.00%	4,227	15,560,247	0.03%
Total	$59,839	$54,618,082	0.11%	$138,618	$52,366,440	0.26%

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

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $67.1 billion as of December 31, 2025, compared with $63.2 billion as of December 31, 2024. The Company’s loan-to-deposit ratio was 85% as of both December 31, 2025 and 2024. See Item 7. — MD&A — Balance Sheet Analysis — Deposits in this Form 10-K for further details related to the Company’s deposits.

Other Liquidity Sources. In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and FRB discount window, FRB Standing Repurchase Agreement Facility (“SRF”), and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access and cost of external funding. Additionally, the Company’s access to capital markets is affected by the ratings received from various credit rating agencies.

Sources of funding included $3.0 billion and $3.5 billion of FHLB advances as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the FHLB advances were comprised of an overnight advance of $250 million with an interest rate of 4.02% and $2.8 billion of term advances that had fixed and floating interest rates ranging from 3.87% to 4.01% and with remaining maturities of six days to one year. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both December 31, 2025 and 2024, which qualifies as Tier 2 capital for regulatory capital purposes. Refer to Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-K for additional information on the junior subordinated debt.

The Company has pledged loans and/or debt securities to the FHLB and the FRB discount window as collateral. Additionally, effective in the third quarter of 2025, the Company prepositioned unpledged debt securities as collateral for overnight repurchase agreements at the FRB SRF. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated below its established risk limits for liquidity measures as of December 31, 2025. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its sources of liquidity in the form of cash and cash equivalents, unpledged and prepositioned debt securities, and secured borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of December 31, 2025 and 2024:

			Change
($ in thousands)	December 31, 2025	December 31, 2024	$	%
Cash and cash equivalents	$4,188,139	$5,250,742	$(1,062,603)	(20)%
Interest-bearing deposits with banks	16,189	48,198	(32,009)	(66)%
Unused secured borrowing capacity from:
FHLB	11,849,692	9,928,152	1,921,540	19%
FRB (1)	13,235,104	12,383,005	852,099	7%
Unpledged and prepositioned securities
Unpledged securities	6,326,512	7,819,531	(1,493,019)	(19)%
Securities prepositioned for FRB SRF (2)	4,581,604	—	4,581,604	NM
Total available liquidity	$40,197,240	$35,429,628	$4,767,612	13%

NM — Not meaningful.
(1)The Company had no outstanding borrowings with the FRB as of December 31, 2025 and 2024.
(2)The Company enrolled as an eligible counterparty with the FRB SRF in the third quarter of 2025.

The Company’s total available liquidity increased to $40.2 billion as of December 31, 2025, compared with $35.4 billion as of December 31, 2024. The increase in borrowing capacity was primarily due to an increase in total securities available to be pledged or prepositioned and loans pledged, as well as a decrease in FHLB advances outstanding.

Cash Requirements. In the ordinary course of business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings and other cash commitments. For additional information on these obligations, see the following Notes to the Consolidated Financial Statements in this Form 10-K:

•Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net
•Note 9 — Deposits
•Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of December 31, 2025 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K.

The Consolidated Statement of Cash Flows summarizes the Company’s sources and uses of cash by type of activity for 2025, 2024 and 2023. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in this Form 10-K. East West held $664 million and $395 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively. Management believes that East West has sufficient sources of liquidity to meet the projected cash obligations for the coming year.

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

As of December 31, 2025, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in this Form 10-K.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. For the year ended December 31, 2025, the Company assumed a weighted-average beta of 56% for total deposits, an increase of approximately 1% from December 31, 2024. This increase was primarily due to deposit product mix changes.

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

The following table presents the Company’s net interest income sensitivity related to an instantaneous and sustained parallel shift in market interest rates by 100 and 200 bps as of December 31, 2025 and 2024, on a balance sheet assuming market implied forward rates and a dynamic balance sheet with forecasted loan and deposit growth on the date of analysis.

	Net Interest Income Volatility (1)
	December 31,
	2025	2024
Change in Interest Rates (in bps)	%	%
+200	5.6%	4.7%
+100	3.2%	3.5%
-100	(3.2)%	(4.0)%
-200	(5.9)%	(7.4)%

(1)The percentage change represents net interest income change over a 12-month period under market forward rates and expected balance sheet growth as of the analysis date versus various interest rate scenarios.

The composition of the Company’s loan portfolio creates sensitivity to interest rate movements due to a mismatch of repricing behavior between the floating-rate loan portfolio and deposit products. In the table above, the net interest income volatility expressed in relation to base-case net interest income decreased under the falling rate scenarios as of December 31, 2025, reflecting updated assumptions on deposit mix and a shift in balance sheet composition toward a higher proportion of fixed-rate assets.

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

	Net Interest Income Volatility
	December 31,
	2025	2024
Change in Interest Rates (in bps)	%	%
+200 Rate ramp	3.4%	4.3%
+100 Rate ramp	1.7%	2.3%
-100 Rate ramp	(1.5)%	(2.4)%
-200 Rate ramp	(3.0)%	(4.6)%

As of December 31, 2025, the Company’s net interest income profile remains asset-sensitive under both instantaneous parallel and gradual shifts in interest rates, with a higher proportion of interest-earning assets repricing in the near term, compared to interest-bearing liabilities. This position is primarily driven by a significant volume of variable-rate loans indexed to Prime and Term Secured Overnight Financing Rate (“SOFR”). A declining rate environment could negatively impact the net interest income. However, this potential impact could be partially mitigated by several structural factors, including balance sheet growth and mix evolution, ongoing reinvestment of cash flows into assets at rates above legacy lower yielding instruments, and prevailing yield‑curve conditions.

To reduce volatility, the Company has designated $4.3 billion in notional value of interest rate contracts as cash flow hedges, which are estimated to mitigate net interest income variability by approximately 1.27% of base net interest income for every 100 basis point change in interest rates. A portion of the Company’s interest-bearing deposit portfolio consists of non-maturity deposits that are not directly indexed to short-term rates but remain sensitive to rate changes. The Company actively manages deposit pricing and employs quantitative models to evaluate and forecast deposit behavior under various interest rate scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of December 31, 2025 and 2024.

	Economic Value of Equity Volatility (1)
	December 31,
	2025	2024
Change in Interest Rates (in bps)	%	%
+200	(14.1)%	(12.5)%
+100	(6.6)%	(5.2)%
-100	5.2%	4.6%
-200	9.5%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus the various interest rate scenarios.

As of December 31, 2025, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed- rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

Derivatives

It is the Company’s policy not to speculate on the future direction of interest rates, foreign currency exchange rates and commodity prices. However, the Company periodically enters into derivative transactions in order to manage its exposure to market risk, primarily interest rate risk and foreign currency risk. The Company believes these derivative transactions, when properly structured and managed, provide a hedge against inherent risk in certain assets and liabilities or against risk in specific transactions. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options and collars. The Company uses interest rate contracts to hedge the variability in interest received on certain floating-rate commercial loans. Foreign exchange derivatives are used in net investment hedging strategies to mitigate the risk of changes in the U.S. dollar equivalent value of a designated monetary amount of the Company’s net investment in EWCN. Prior to entering any hedge accounting activity, the Company analyzes the costs and benefits of the hedge in comparison to alternative strategies. The Company also repositions its hedging derivatives portfolio based on the current assessment of economic and financial conditions, including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of its cash and derivative positions.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations, to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of December 31, 2025, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following tables summarize certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of December 31, 2025 and 2024:

	December 31, 2025
				Weighted-Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate (1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating (2)	$4,000,000	$39,997	$139	5.66%	5.71%	28.6
Interest rate collars - Buy floor sell cap	250,000	—	—	Cap: 4.58% Floor: 1.50%	3.87%	5.0
Total cash flow hedges	$4,250,000	$39,997	$139

	December 31, 2024
				Weighted-Average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate (1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$1,808	$29,102	4.95%	6.47%	23.8
Interest rate swaps - Receive fixed pay floating - Forward starting (2)	1,000,000	3,839	5,893	3.90%	N/A	67.8
Interest rate collars - Buy floor sell cap	250,000	—	216	Cap: 4.58% Floor: 1.50%	4.55%	17.0
Total cash flow hedges	$5,250,000	$5,647	$35,211

(1)Floating rates are indexed to SOFR or Prime.
(2)Forward starting swaps with a total notional value of $1 billion became effective during 2025.

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

Allowance for Credit Losses

The Company’s allowance for credit losses represents management’s estimate of expected credit losses over the remaining expected life of the Company’s financial assets measured at amortized cost, including loans and certain lending-related commitments. The allowance for credit losses involves significant judgment on various matters including development and weighting of macroeconomic forecasts, incorporation of historical loss experience, assessment of key credit risk characteristics, assignment of risk ratings, valuation of collateral, and the determination of remaining expected life. For additional information on these judgments and the Company’s policies and methodologies used to determine the allowance for credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Loan and Lease Losses and Unfunded Credit Commitments, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

A critical judgment in the process is estimating the Company’s allowance for credit losses related to macroeconomic forecasts that are incorporated into quantitative methods. As any one economic outlook is inherently uncertain, the Company utilizes a baseline as well as upside and downside scenarios that are applied based on a probability weighting, to better reflect management’s estimate of the expected credit losses given existing market conditions and the changes in the economic environment. Changes in the Company’s assumptions and economic forecasts could significantly affect its estimate of expected credit losses, which could potentially lead to significant changes in the estimate from one reporting period to the next. For further discussion on the economic forecast incorporated into the 2025 model, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K.

The allowance for credit losses is sensitive to changes in macroeconomic forecast assumptions. Given the dynamic relationship between macroeconomic variables within the Company’s models, it is difficult to estimate the impact of a change in any one factor or input on the allowance. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and input may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. However, to provide additional context regarding the sensitivity of the allowance for credit losses to changes in key variables, the Company compared the quantitative modeled estimate when applying a 100% probability weighting to the downside scenario rather than the weighting of multiple scenarios used to estimate the allowance for credit losses at December 31, 2025. Without considering model overlays and qualitative adjustments which could result in a materially different estimate, this sensitivity analysis would have been approximately $423 million higher.

This analysis demonstrates the sensitivity to the allowance for credit losses to key quantitative assumptions and is not intended to estimate changes in the overall allowance for credit losses as it does not capture all the potentially unknown variables that could arise in the forecast period, but it provides an approximation of a possible outcome under hypothetical severe conditions. Management believes that the estimate for the allowance for credit losses was reasonable and appropriate as of December 31, 2025.

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

		December 31,
		2025			2024
($ in thousands)		Total Balance (1)	Level 3		Total Balance (1)	Level 3
Total assets measured at fair value on a recurring basis		$13,648,713	$522		$11,395,533	$239
Total assets measured at fair value on a nonrecurring basis		33,239	33,239		85,872	85,872
Total assets measured at fair value	(a)	$13,681,952 (b)	$33,761	(d)	$11,481,405 (f)	$86,111
Total assets	(c)	$80,434,997		(e)	$75,976,475
Level 3 assets at fair value as a percentage of total assets		(b)/(c)	0.04%		(f)/(e)	0.11%
Level 3 assets at fair value as a percentage of total assets at fair value		(b)/(a)	0.25%		(f)/(d)	0.75%

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

The Company performed its annual goodwill impairment test on all three reporting units using a qualitative assessment. The qualitative test indicated that it was more likely than not that the fair values of all the Company’s reporting units exceeded their carrying values. The Company concluded that the goodwill allocated to its reporting units was not impaired as of December 31, 2025.

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

In estimating accrued taxes, the Company assesses the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent, and other pertinent information. The income tax laws are complex and subject to different interpretations by the Company and the relevant government taxing authorities. Significant judgment is required in determining the tax accruals and in evaluating the tax positions, including evaluating uncertain tax positions. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, tax credits, interpretations of tax laws, the status of examinations by the tax authorities, and newly enacted statutory, judicial, and regulatory guidance that could impact the relative merits and risks of tax positions. These changes, when they occur, impact tax expense and can materially affect our operating results and financial condition. The Company reviews its tax positions on a quarterly basis and adjusts to accrued taxes as new information becomes available. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2025. For further information on the Company’s accounting for income taxes and significant tax attributes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes and Note 11 — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

Recently Adopted Accounting Standards

For detailed discussion and disclosure on new accounting pronouncements adopted, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in this Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures discussed in this Form 10-K include but are not limited to ROATCE, tangible book value per share, and adjusted loan yield. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance, and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for 2025 and 2024:

		Year Ended December 31,
($ in thousands)		2025	2024
Net income	(a)	$1,325,188	$1,165,586
Add: Amortization of mortgage servicing assets		1,124	1,322
Tax effect of amortization adjustments (1)		(315)	(393)
Tangible net income (non-GAAP)	(b)	$1,325,997	$1,166,515

Average stockholders’ equity	(c)	$8,276,408	$7,315,174
Less: Average goodwill		(465,697)	(465,697)
Average mortgage servicing assets		(4,684)	(5,953)
Average tangible book value (non-GAAP)	(d)	$7,806,027	$6,843,524

ROAE	(a)/(c)	16.01%	15.93%
ROATCE (non-GAAP)	(b)/(d)	16.99%	17.05%

		December 31,
($ and shares in thousands, except per share data)		2025	2024
Stockholders’ equity	(a)	$8,899,202	$7,723,054
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(4,119)	(5,234)
Tangible book value (non-GAAP)	(b)	$8,429,386	$7,252,123

Number of common shares at period-end	(c)	137,579	138,437
Book value per share	(a)/(c)	$64.68	$55.79
Tangible book value per share (non-GAAP)	(b)/(c)	$61.27	$52.39

		Year Ended December 31,
		2025	2024
Average loan yield
Interest income on loans	(d)	$3,494,661	$3,490,979
Less: Loan payoff discount accretion and interest recoveries		(32,296)	—
Adjusted interest income on loans	(e)	$3,462,365	$3,490,979

Average loans	(f)	$54,624,959	$52,368,780

Average loan yield	(d)/(f)	6.40%	6.67%
Adjusted average loan yield	(e)/(f)	6.34%	6.67%

(1)Applied blended statutory rate of 28.02% for 2025 and 29.73% for 2024.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of East West Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Allowance for loan and lease losses for commercial loans evaluated on a collective pool basis
As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s allowance for loan and lease losses (“ALLL”) is established as management’s estimate of expected credit losses inherent in the Company’s lending activities. As of December 31, 2025 the ALLL was $810 million, which includes the ALLL for commercial loans evaluated on a collective pool basis (the commercial collective ALLL). The ALLL is the portion of the loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for estimated prepayments. The Company measured the expected credit losses on a collective pool basis when similar risk characteristics existed. The December 31, 2025 commercial collective ALLL included quantitative and qualitative components. The Company developed and documented the commercial collective ALLL methodology at the portfolio segment level. The commercial collective ALLL methodology used various models and estimation techniques based on the Company’s historical loss experience, current borrower characteristics, which included internal risk ratings, current conditions, and reasonable and supportable macroeconomic forecasts. The commercial loan portfolio is comprised of commercial and industrial (“C&I”) and commercial real estate (“CRE”), which also included multifamily residential, and construction and land loans. The Company’s C&I lifetime loss rate model estimated credit losses by estimating a loss rate expected over the life of a loan which is applied to the amortized cost basis, excluding accrued interest receivables, to determine expected credit losses. The Company’s CRE model applies projected probability of defaults (“PDs”) and loss given defaults (“LGDs”) to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss. The Company incorporated forward-looking information using macroeconomic scenarios, which included variables that are considered key drivers of increases and decreases in credit losses. A probability-weighted multiple scenario forecast over a reasonable and supportable forecast period is incorporated into both the quantitative models. The Company’s C&I lifetime loss rate model reverts to the historical average loss rate, expressed through the loan-level lifetime loss rate, after the reasonable and supportable forecast period. The Company’s CRE model considers the contractual life of the loans and the forecast of future economic conditions return to long-run historical economic trends within the reasonable and supportable period. In order to estimate the life of a loan under both quantitative models, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. The Company also considered qualitative factors in determining the commercial collective ALLL, if these factors have not already been captured by the quantitative model.
We identified the December 31, 2025 commercial collective ALLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the commercial collective ALLL methodology, including an evaluation of the conceptual soundness and performance of the methods and models used to estimate (1) the quantitative component and its significant data elements and assumptions, which included portfolio segments, historic loss experience, reasonable and supportable forecast period, internal risk ratings, probability-weighted macroeconomic forecast scenarios, contractual term of the loan adjusted for estimated prepayments, and (2) the qualitative component. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the commercial collective ALLL estimates, including controls over the:

•development of the commercial collective ALLL methodology

•continued use and appropriateness of changes made to the quantitative models

•performance monitoring of the quantitative models

•identification and determination of the significant data elements and assumptions used in the quantitative models

•development of the qualitative component

•analysis of the commercial collective ALLL results, trends, and ratios.

We evaluated the Company’s process to develop the commercial collective ALLL estimates by testing the models, significant data elements and assumptions that the Company used, and considered the relevance and reliability of such models, data, factors, and assumptions. We performed ratio and trend analysis over key ratios and peer comparison information relevant to the commercial collective ALLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s commercial collective ALLL methodology for compliance with U.S. generally accepted accounting principles

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

•evaluating the conceptual soundness of the framework used to develop the qualitative factors and the effect of those factors on the commercial collective ALLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.

We also assessed the sufficiency of the audit evidence obtained related to the commercial collective ALLL estimates by evaluating the:

•cumulative results of audit procedures

•qualitative aspects of the Company’s accounting practices

•potential bias in accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California
February 27, 2026

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except shares)

	December 31,
	2025	2024
ASSETS
Cash and due from banks	$656,125	$360,734
Interest-bearing cash with banks	3,532,014	4,890,008
Cash and cash equivalents	4,188,139	5,250,742
Interest-bearing deposits with banks	16,189	48,198
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $13,619,781 and $11,505,775)	13,212,220	10,846,811
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,479,746 and $2,387,754)	2,870,058	2,917,413
Loans held-for-sale	20,976	—
Loans held-for-investment (net of allowance for loan and lease losses (“ALLL”) of $809,773 and $702,052)	56,068,399	53,024,585
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	969,492	926,640
Premises and equipment (net of accumulated depreciation of $175,297 and $166,154)	82,310	82,233
Operating lease right-of-use assets	125,407	81,967
Goodwill	465,697	465,697
Other assets	1,991,110	1,907,189
TOTAL	$80,434,997	$75,976,475
LIABILITIES
Deposits:
Noninterest-bearing	$16,697,099	$15,450,428
Interest-bearing	50,385,602	47,724,595
Total deposits	67,082,701	63,175,023
Federal Home Loan Bank (“FHLB”) advances	3,000,000	3,500,000
Long-term debt and finance lease liabilities	35,645	35,974
Operating lease liabilities	138,206	89,263
Accrued expenses and other liabilities	1,279,243	1,453,161
Total liabilities	71,535,795	68,253,421
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 170,487,574 and 169,925,379 shares issued	170	170
Additional paid-in capital	2,111,316	2,030,712
Retained earnings	8,301,522	7,311,542
Treasury stock, at cost 32,908,712 and 31,488,080 shares	(1,168,196)	(1,034,110)
Accumulated other comprehensive loss (“AOCI”), net of tax	(345,610)	(585,260)
Total stockholders’ equity	8,899,202	7,723,054
TOTAL	$80,434,997	$75,976,475

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$3,494,661	$3,490,979	$3,172,746
Debt securities	621,937	449,065	276,190
Resale agreements	6,475	11,254	20,164
Restricted equity securities	11,242	10,104	4,062
Interest-bearing cash and deposits with banks	159,081	231,794	220,643
Total interest and dividend income	4,293,396	4,193,196	3,693,805
INTEREST EXPENSE
Deposits	1,594,529	1,720,174	1,205,550
Federal funds purchased and other short-term borrowings	22	42,163	157,002
FHLB advances	141,472	147,269	6,430
Securities sold under repurchase agreements (“repurchase agreements”)	2,082	197	1,497
Long-term debt and finance lease liabilities	2,662	4,677	11,072
Total interest expense	1,740,767	1,914,480	1,381,551
Net interest income before provision for credit losses	2,552,629	2,278,716	2,312,254
Provision for credit losses	160,000	174,000	125,000
Net interest income after provision for credit losses	2,392,629	2,104,716	2,187,254
NONINTEREST INCOME
Commercial and consumer deposit-related fees	111,844	103,880	93,811
Lending and loan servicing fees	107,988	98,455	83,876
Foreign exchange income	58,905	54,605	48,276
Wealth management fees	50,000	38,627	26,994
Customer derivative income, net of mark-to-market adjustments	16,856	16,401	20,200
Net gains (losses) on AFS debt securities	963	2,069	(6,862)
Other investment income	10,868	5,611	9,348
Other income	21,803	15,570	17,469
Total noninterest income	379,227	335,218	293,112
NONINTEREST EXPENSE
Compensation and employee benefits	618,753	550,734	508,538
Occupancy and equipment expense	66,129	64,399	64,528
Deposit account expense	35,218	47,390	43,143
Computer and software related expenses	54,737	47,271	44,475
Deposit insurance premiums and regulatory assessments	31,725	45,736	103,308
Other operating expense	165,039	148,301	136,305
Amortization of tax credit and CRA investments	74,795	54,242	120,299
Total noninterest expense	1,046,396	958,073	1,020,596
INCOME BEFORE INCOME TAXES	1,725,460	1,481,861	1,459,770
Income tax expense	400,272	316,275	298,609
NET INCOME	$1,325,188	$1,165,586	$1,161,161
EARNINGS PER SHARE (“EPS”)
BASIC	$9.58	$8.39	$8.23
DILUTED	$9.52	$8.33	$8.18
WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	138,342	138,898	141,164
DILUTED	139,130	139,958	141,902

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,325,188	$1,165,586	$1,161,161
Other comprehensive income, net of tax:
Net changes in unrealized gains on AFS debt securities	178,328	48,845	81,763
Amortization of unrealized losses on debt securities transferred from AFS to HTM	10,592	10,884	11,171
Net changes in unrealized gains (losses) on cash flow hedges	48,996	(23,411)	52,155
Foreign currency translation adjustments	1,734	(982)	(56)
Other comprehensive income	239,650	35,336	145,033
COMPREHENSIVE INCOME	$1,564,838	$1,200,922	$1,306,194

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, DECEMBER 31, 2022	140,947,846	$1,936,557	$5,582,546	$(768,862)	$(765,629)	$5,984,612
Cumulative-effect of change in accounting principle (1)	—	—	(4,262)	—	—	(4,262)
Net income	—	—	1,161,161	—	—	1,161,161
Other comprehensive income	—	—	—	—	145,033	145,033
Issuance of common stock pursuant to various stock compensation plans and agreements	913,185	44,430	—	—	—	44,430
Repurchase of common stock pursuant to various stock compensation plans and agreements	(327,573)	—	—	(23,751)	—	(23,751)
Repurchase of common stock pursuant to the stock repurchase program	(1,506,091)	—	—	(82,174)	—	(82,174)
Cash dividends on common stock ($1.92 per share)	—	—	(274,215)	—	—	(274,215)
BALANCE, DECEMBER 31, 2023	140,027,367	$1,980,987	$6,465,230	$(874,787)	$(620,596)	$6,950,834
Cumulative-effect of change in accounting principle (2)	—	—	(9,482)	—	—	(9,482)
Net income	—	—	1,165,586	—	—	1,165,586
Other comprehensive income	—	—	—	—	35,336	35,336
Issuance of common stock pursuant to various stock compensation plans and agreements	553,149	49,895	—	—	—	49,895
Repurchase of common stock pursuant to various stock compensation plans and agreements	(199,871)	—	—	(14,877)	—	(14,877)
Repurchase of common stock pursuant to the stock repurchase program	(1,943,346)	—	—	(144,446)	—	(144,446)
Cash dividends on common stock ($2.20 per share)	—	—	(309,792)	—	—	(309,792)
BALANCE, DECEMBER 31, 2024	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	1,325,188	—	—	1,325,188
Other comprehensive income	—	—	—	—	239,650	239,650
Issuance of common stock pursuant to various stock compensation plans and agreements	562,195	80,604	—	—	—	80,604
Repurchase of common stock pursuant to various stock compensation plans and agreements	(208,108)	—	—	(19,156)	—	(19,156)
Repurchase of common stock pursuant to the stock repurchase program	(1,212,524)	—	—	(114,930)	—	(114,930)
Cash dividends on common stock ($2.40 per share)	—	—	(335,208)	—	—	(335,208)
BALANCE, DECEMBER 31, 2025	137,578,862	$2,111,486	$8,301,522	$(1,168,196)	$(345,610)	$8,899,202

(1)Represents the change in the Company’s ALLL as a result of the adoption of Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and the Vintage Disclosures on January 1, 2023.
(2)Represents the impact of the adoption of ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method on January 1, 2024.

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,325,188	$1,165,586	$1,161,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	160,000	174,000	125,000
Depreciation, amortization and accretion, net	213,164	212,338	174,183
Stock compensation costs	76,189	45,535	39,867
Deferred income tax benefit	(7,775)	(14,283)	(49,139)
Net (gains) losses on AFS debt securities	(963)	(2,069)	6,862
Net losses (gains) on other real estate owned (“OREO”) write-downs and sales	10,275	7,275	(3,451)
Loans held-for-sale:
Originations and purchases	(4,105)	(2,881)	(116)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	4,102	3,020	—
Net change in accrued interest receivable and other assets	(97,306)	63,743	(146,270)
Net change in accrued expenses and other liabilities	(167,970)	(242,443)	105,304
Other operating activities, net	(9,099)	1,846	11,508
Total adjustments	176,512	246,081	263,748
Net cash provided by operating activities	1,501,700	1,411,667	1,424,909
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(351,786)	(378,305)	(228,550)
Interest-bearing deposits with banks	33,115	(38,352)	128,523
Assets purchased under resale agreements:
Proceeds from paydowns and maturities	—	360,000	219,917
Purchases	—	—	(212,725)
AFS debt securities:
Proceeds from sales	952,413	1,428,829	3,138
Proceeds from repayments, maturities and redemptions	3,851,138	1,547,058	1,470,819
Purchases	(6,939,256)	(7,599,454)	(1,549,846)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	310,408	715,088	711,862
Purchases	(963,327)	(1,000,637)	(600,930)
Other changes in loans held-for-investment, net	(2,486,715)	(1,341,549)	(4,166,572)
Proceeds from sales of OREO and other foreclosed assets	36,122	33,055	3,721
Proceeds from repayments and redemptions of HTM debt securities	62,832	54,249	61,744
Redemption (purchases) of FHLB stock, net	14,024	(84,079)	—
Other investing activities, net	4,527	8,894	(88,262)
Net cash used in investing activities	(5,476,505)	(6,295,203)	(4,247,161)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Continued)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	3,863,717	7,108,377	144,468
Net change in short-term borrowings	2	(4,500,000)	4,500,000
FHLB advances:
Proceeds	2,500,000	4,000,400	6,000,000
Repayments	(3,000,000)	(500,400)	(6,000,000)
Repurchase agreements:
Repayment	—	—	(300,000)
Extinguishment cost	—	—	(3,872)
Repayment of lease liabilities and junior subordinated debt	(836)	(117,437)	(871)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,212	3,023	3,208
Stock tendered for payment of withholding taxes	(19,239)	(14,877)	(23,751)
Repurchase of common stock pursuant to the stock repurchase program	(115,590)	(143,082)	(82,174)
Cash dividends paid	(334,041)	(308,478)	(274,554)
Net cash provided by financing activities	2,897,225	5,527,526	3,962,454
Effect of exchange rate changes on cash and cash equivalents	14,977	(8,232)	(7,002)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,062,603)	635,758	1,133,200
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,250,742	4,614,984	3,481,784
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,188,139	$5,250,742	$4,614,984

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,742,199	$2,057,967	$1,213,319
Income taxes, net	$278,182	$246,945	$291,685
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$331,227	$659,322	$739,379
Loans transferred to OREO or other foreclosed assets	$33,513	$67,379	$11,141

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Organization

East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company”) is a registered bank holding company that offers a full range of banking services to individuals and businesses through its subsidiary bank, East West Bank and its subsidiaries (“East West Bank” or the “Bank”). The Bank is the Company’s principal asset. As of December 31, 2025, the Company operated in over 110 locations in the United States (“U.S.”) and Asia. In the U.S., the Bank’s corporate headquarters and main administrative offices are located in California, and its branches are located in California, Texas, New York, Washington, Georgia, Massachusetts and Nevada. In Asia, East West’s presence includes branches in China and Hong Kong, and representative offices in China and Singapore. The Bank has a banking subsidiary based in China — East West Bank (China) Limited (“EWCN”).

Significant Accounting Policies

Basis of Presentation — The accounting and reporting policies of the Company conform with the U.S. Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and common practices in the banking industry. The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting period, and the related disclosures. Actual results could differ materially from those estimates. Certain items on the Consolidated Financial Statements and notes for the prior years have been reclassified to conform to the 2025 presentation.

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

For a VIE, a controlling financial interest is where the Company has the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE. For an entity that does not meet the definition of a VIE, the entity is determined to be a voting interest entity. The Company consolidates a voting interest entity if it can exert control over the financial and operating policies of an investee, which can occur if the Company has a more than 50% voting interest in the entity. For unconsolidated entities, the Company uses the proportional amortization method (“PAM”), equity, cost or measurement alternative method based on the Company’s voting or economic interest.

East West has one wholly-owned subsidiary that is a statutory business trust (the “Trust”). In accordance with the guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Trust has not been consolidated by the Company.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash items in transit, cash due from the Federal Reserve Bank (“FRB”) of San Francisco and other financial institutions, money market funds, and federal funds sold with original maturities up to three months.

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

Debt securities for which the Company has the positive intention and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of allowance for credit losses. Debt securities not classified as trading securities or HTM securities are classified as AFS. AFS debt securities are reported at fair value, net of the allowance for credit losses, with unrealized gains and losses recorded in AOCI, net of applicable income taxes. For details of the allowance for credit losses on debt securities, refer to the Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Debt Securities sections of this note. Interest income, including any amortization of premium or accretion of discount, is included in debt securities interest and dividend income in the Company’s Consolidated Statement of Income. The Company recognizes realized gains and losses on the sale of AFS debt securities in earnings, using the specific identification method.

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

Equity Securities — The Company’s equity securities include both marketable and non-marketable equity securities. Marketable equity securities with readily determinable fair values are recorded at fair value with unrealized gains and losses due to changes in fair value, and are included in Other investment income on the Consolidated Statement of Income. Marketable equity securities include mutual fund investments, which are included in Affordable housing partnership, tax credit and CRA investments, net on the Consolidated Balance Sheet.

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
•Proportional Amortization Method — For qualifying tax credit investments, the Company amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received, and recognizes the amortization in Income tax expense on the Consolidated Statement of Income.
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

Loans Held-for-Sale — Loans are initially classified as loans held-for-sale when they are individually identified as being available for immediate sale and management has committed to a formal plan to sell them. Loans held-for-sale are carried at lower of cost or fair value. Subject to periodic review under the Company’s evaluation process, including asset/liability and credit risk management, the Company may transfer certain loans from held-for-investment to held-for-sale measured at lower of cost or fair value. Any write-downs in the carrying amount of the loan at the date of transfer are recorded as charge-offs to the ALLL. Loan origination fees on loans held-for-sale, net of certain costs in processing and closing the loans, are deferred until the time of sale and are included in the periodic determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. A valuation allowance is established if the fair value of such loans is lower than their cost. If the loan or a portion of the loan cannot be sold, it is subsequently transferred back to the loans held-for-investment portfolio from the loans held-for-sale portfolio at the lower of cost or fair value on the transfer date.

Loans Held-for-Investment — At the time of commitment to originate or purchase a loan, the loan is determined to be held-for-investment if it is the Company’s intent to hold the loan to maturity or for the foreseeable future. Loans held-for-investment are stated at their outstanding principal, reduced by an ALLL and net of deferred loan fees or costs, or unearned fees on originated loans, net of unamortized premiums or unaccreted discounts from purchased loans. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The deferred net loan fees and costs are recognized in interest income as an adjustment to yield over the loan term using the effective interest method. Discounts/premiums on purchased loans are accreted/amortized to interest income using the effective interest method over the remaining contractual maturity. Interest on loans is calculated using the simple-interest method on daily balances of the principal amounts outstanding. Generally, loans are placed on nonaccrual status when they become 90 days past due or more. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Loans are also placed on nonaccrual status when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that full collection of principal or interest becomes uncertain, regardless of the length of past due status. Once a loan is placed on nonaccrual status, interest accrual is discontinued and all unpaid accrued interest is reversed against interest income. Interest payments received on nonaccrual loans are reflected as a reduction of principal and not as interest income. A loan is returned to accrual status when the borrower has demonstrated a satisfactory payment trend subject to management’s assessment of the borrower’s ability to repay the loan.

Loan Modifications — The Company applies the general loan modification guidance provided in ASC 310-20 to all loan modifications, including modifications made to borrowers experiencing financial difficulty. Under ASC 310-20-35-9 to 310-20-35-10, a modification is treated as a new loan only if the following two conditions are met: (1) the terms of the new loan are at least as favorable to the Company as the terms for comparable loans to other customers with similar collection risks; and (2) modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the existing loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. A modification may vary by program and by borrower-specific characteristics, and may include rate reductions, principal forgiveness, term extensions, and payment delays, and is intended to minimize the Company’s economic loss and to avoid foreclosure or repossession of collateral. The Company applies the same credit loss methodology it uses for similar loans that were not modified. ASC 310-10-50-42 requires disclosures of modification made to borrowers experiencing financial difficulty in the forms of principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or a combination of these types of modifications.

Allowance for Loan and Lease Losses — The ALLL is established as management’s estimate of expected credit losses inherent in the Company’s lending activities; it is increased by the provision for credit losses and decreased by net charge-offs. The ALLL is evaluated quarterly by management based on regular reviews of the collectability of the Company’s loans, and more often if deemed necessary. The Company develops and documents the ALLL methodology at the portfolio segment level. The commercial loan portfolio is comprised of commercial and industrial (“C&I”), commercial real estate (“CRE”), multifamily residential, and construction and land loans; and the consumer loan portfolio is comprised of single-family residential, home equity lines of credit (“HELOCs”), and other consumer loans.

The ALLL represents the portion of a loan’s amortized cost basis that the Company does not expect to collect due to anticipated credit losses over the loan’s contractual life, adjusted for prepayments. The Company measures the expected loan losses on a collective pool basis when similar risk characteristics exist. Models consisting of quantitative and qualitative components are designed for each pool to develop the expected credit loss estimates. Reasonable and supportable forecast periods vary by loan portfolio. The Company has adopted lifetime loss rate models for the portfolios, which use historical loss rates and forecast economic variables to calculate the expected credit losses for each loan pool. When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Individually assessed loans include nonaccrual loans. The Company evaluates loans for expected credit losses on an individual basis if, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. When the loan is deemed uncollectible, it is the Company’s policy to charge off the uncollectible amount against the ALLL.

The amortized cost of loans held-for-investment excludes accrued interest, which is included in Other assets on the Consolidated Balance Sheet. The Company has made an accounting policy election to not recognize an ALLL for accrued interest receivables as the Company reverses accrued interest if a loan is on nonaccrual status.

The ALLL is reported on the Consolidated Balance Sheet and the Provision for credit losses is reported on the Consolidated Statement of Income.

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

Allowance for Purchased Credit Deteriorated Assets — Purchased assets that have experienced a more-than-insignificant deterioration in credit quality since origination are deemed Purchased Credit Deteriorated (“PCD”) assets. For PCD HTM debt securities and PCD loans, the company records the allowance for credit losses by grossing up the initial amortized cost, which includes the purchase price and the allowance for credit losses. The expected credit losses of PCD debt securities are measured at the individual security level. The expected credit losses for PCD loans are measured based on the loan’s unpaid principal balance. Under this approach, there is no income statement impact from the acquisition. Subsequent changes in the allowance for credit losses on PCD assets will be recognized in Provision for credit losses on the Consolidated Statement of Income. The non-credit discount or premium will be accreted to interest income based on the effective interest rate on the PCD assets determined after the gross-up for the allowance for credit losses. At the acquisition date, the initial allowance for credit losses determined on a collective basis is allocated to individual assets in accordance with ASC 326-20-30-13. Subsequent changes in the allowance for credit losses on PCD assets are recognized as Provision for credit losses (or reversal of provision for credit losses) on the Consolidated Statement of Income.

Premises and Equipment, Net — The Company’s premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed based on the straight-line method over the estimated useful lives of the various classes of assets. The ranges of estimated useful lives for the principal classes of assets are as follows:

Premises and Equipment	Useful Lives
Buildings	25 years
Building improvements	15 years
Furniture, fixtures and equipment, including computer equipment	3 to 7 years
Leasehold improvements	Remaining term of lease or useful life, whichever is shorter

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

Goodwill — Goodwill represents the excess of the purchase price over the fair value of net assets acquired in an acquisition. Goodwill is tested for impairment on an annual basis as of December 31, or more frequently if an event occurs or circumstances change that indicate a potential impairment at the reporting unit level. The Company assesses goodwill for impairment at each operating segment level. The Company organizes its operations into three reporting segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. For information on how the reporting units are identified and the components are aggregated, see Note 17 — Business Segments to the Consolidated Financial Statements in this Form 10-K. The Company has the option to perform a qualitative assessment of goodwill or elect to bypass the qualitative test and proceed directly to a quantitative test. If the Company performs a qualitative assessment of goodwill to test for impairment and concludes it is more likely than not that a reporting unit’s fair value is greater than its carrying value, quantitative tests are not required. If the qualitative analysis indicates that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company is required to perform a quantitative assessment to determine if there is goodwill impairment. Factors considered in the qualitative assessments include but are not limited to macroeconomic conditions, industry and market considerations, financial performance of the respective operating segment and other relevant entity- and reporting-unit specific considerations. A quantitative valuation involves determining the fair value of each reporting unit and comparing the fair value to its corresponding carrying value. Goodwill impairment loss is recorded as a charge to noninterest expense and an adjustment to the carrying value of goodwill. Subsequent reversals of goodwill impairment are not allowed.

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

The Company uses accounting hedges based on the exposure being hedged as either fair value hedges, cash flow hedges or hedges of the net investments in certain foreign operations. For fair value hedges of interest rate risk, changes in fair value of derivatives are reported in the same line item where the earnings effect of the hedged item is presented, as Interest expense or Interest and dividend income on the Consolidated Statement of Income. Changes in fair value of derivatives designated as hedges of the net investments in foreign operations are recorded as a component of AOCI. For cash flow hedges of floating-rate interest payments or receipts, the change in the fair value of hedges is recognized in AOCI on the Consolidated Balance Sheet and reclassified to earnings in the same period when the hedged cash flows impact earnings. The changes in the fair value of the hedging instrument are recorded in the same income statement line item as the hedged item’s expense or income is recorded. For example, fair value changes of hedges on borrowings are recorded within Interest expense, and fair value changes of hedges on loan assets are recorded as interest income within Interest and dividend income on the Consolidated Statements of Income.

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

As part of its loan origination process, the Company may periodically receive equity warrants to purchase preferred and/or common stock of the public or private companies to which it provides loans. Separately, the Company granted performance-based restricted stock units (“RSUs”) as part of its consideration for an investment made during the third quarter of 2023. The vesting of these performance-based RSUs is contingent on the investee meeting certain financial performance targets during the future performance period. These equity contracts are accounted for as derivatives and recorded at fair value in Other assets or Accrued expenses and other liabilities on the Consolidated Balance Sheet with changes in fair value recorded in Lending fees, for equity warrants related to the loan origination process, or Other investment income, for performance-based RSU’s, on the Consolidated Statement of Income.

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

Fair Value — The Company records or discloses certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining the fair value of financial instruments, the Company uses various methods including market and income approaches. Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing an asset or a liability. These inputs can be readily observable, market corroborated or generally unobservable. Fair value measurements are based on the exit price notion that maximizes the use of observable inputs and minimizes the use of unobservable inputs. However, for certain instruments, the Company must utilize unobservable inputs in determining fair value due to the lack of observable inputs in the market, which requires greater judgment in the measurement of fair value.

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

Compensation cost is amortized on a straight-line basis over the requisite service period for the entire award, reduced by expected forfeitures. Effective third quarter 2025, compensation cost related to awards granted to employees who meet certain age plus years-of-service requirements (“retirement-eligible employees”) is accrued over the service period required to earn the award prior to the grant date, in accordance with ASC 718-10-55-108. This change in the timing of recognition for awards that were granted to or are expected to be granted to retirement-eligible employees resulted in $31 million of additional compensation expense in 2025. Forfeitures are estimated at the time of grant and are updated quarterly. If the estimated forfeitures are revised, a cumulative effect of changes in estimated forfeitures for the current and prior periods is recognized in compensation expense in the period of change. Excess tax benefits and deficiencies on share-based payment awards are recognized within Income tax expense on the Consolidated Statement of Income. Refer to Note 13 — Stock Compensation Plans to the Consolidated Financial Statements in this Form 10-K for additional information.

Revenue from Contracts with Customers — The Company recognizes two primary types of revenue on its Consolidated Statement of Income: Net interest income and Noninterest income. The Company’s revenue from contracts with customers consists of service charges and fees related to deposit accounts, card income and wealth management fees. These revenue streams as described below comprised 43%, 43% and 41% of total noninterest income for the years ended December 31, 2025, 2024 and 2023, respectively.
•Deposit Service Charges and Related Fee Income — The Company offers a range of deposit products to individuals and businesses, which includes savings, money market, checking and time deposit accounts. In addition to ongoing maintenance charges, treasury management and business account analysis services are offered to commercial deposit customers. Other optional services such as various in-branch services, automated teller machine/debit card usage, wire transfer services or check orders are also offered. The monthly account fees may vary with the amount of average monthly deposit balances maintained, or the Company may charge a fixed monthly account maintenance fee if certain average balances are not maintained. In addition, each time a deposit customer selects an optional service, the Company may earn transaction fees, generally recognized by the Company at the point when the transaction occurs. For business analysis accounts, commercial deposit customers receive an earnings credit based on their account balance, which can be used to offset the cost of banking and treasury management services. Business analysis accounts that are assessed fees in excess of earnings credits received are typically charged at the end of each month, after all transactions are known and the credits are calculated. Deposit service charges and related fee income are recognized in all operating segments and included in Commercial and consumer deposit-related account fees on the Consolidated Statement of Income.

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
•Card Income — Card income primarily consists of merchant referral fees where the Company provides marketing and referral services to acquiring banks for merchant card processing services and earns variable referral fees based on transaction activities. The Company satisfies its performance obligation over time as the Company identifies, solicits, and refers business customers who are provided such services. Card income is recognized in the consumer and business banking, and commercial banking segments and is included in Commercial and consumer deposit-related fees on the Consolidated Statement of Income.

Income Taxes — The Company files consolidated federal income tax returns, foreign tax returns, and various combined and separate company state tax returns. The calculation of the Company’s income tax provision and related tax accruals requires the use of estimates and judgments. Income tax expense consists of two components: current and deferred. Current tax expense represents taxes to be paid or refunded for the current period and includes income tax expense related to our uncertain tax positions. Income tax liabilities (receivables) represent the estimated amounts due to (due from) the various taxing jurisdictions where the Company has established a tax presence and are reported in Accrued expenses and other liabilities or Other assets on the Consolidated Balance Sheets. Deferred tax expense results from changes in deferred tax assets and liabilities between periods, and is determined using the balance sheet method. Under the balance sheet method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Management regularly reviews the Company’s tax positions and deferred tax balances. In concluding whether a valuation allowance is required, the Company considers all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. Factors considered in this analysis include the Company’s ability to generate future taxable income, implement tax-planning strategies (as defined in ASC 740, Income Taxes) and utilize taxable income from prior carryback years (if such carryback is permitted under the applicable tax law), as well as future reversals of existing taxable temporary differences. To the extent a deferred tax asset is no longer expected more-likely-than-not to be realized, a valuation allowance is established. Deferred tax assets net of deferred tax liabilities are included in Other assets on the Consolidated Balance Sheet.

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

From time to time, the Company purchases tax credits. The purchased credit is either recorded as an adjustment to income taxes refundable (payable) or as a deferred tax asset, or if the purchased credit is expected to be carried forward to be utilized on future income tax returns, the difference between the purchase price, including direct costs to acquire the credit, and the purchased tax credit is recognized as a deferred credit. The deferred credit is recognized in income tax expense in proportion to the reversal of the associated deferred tax asset.

Earnings Per Share — Basic EPS is computed by dividing net income by the weighted-average number of outstanding common shares. Outstanding common shares include contingently issuable shares when the contingent condition has been satisfied. Employee share-based payment awards in the form of shares that vest when an employee retires or become retirement-eligible are treated as contingently issuable shares. Diluted EPS is computed by taking net income, adjusted for fair value changes of liability-classified equity contracts that are share-settled, divided by the weighted-average number of common shares outstanding during each period, plus any incremental dilutive common share equivalents calculated for outstanding time- and performance-based RSUs and contingently issuable shares computed using the treasury stock method.

Foreign Currency Translation — When the functional currency of a foreign operation differs from the Company’s reporting currency, the U.S. dollar (“USD”), the assets and liabilities of the foreign operations are translated, for consolidation purposes, from the functional currency to the Company’s reporting currency using period-end spot foreign exchange rates. Revenues and expenses of the foreign operations are translated, for the purpose of consolidation, from its functional currency into the reporting currency USD at the transaction date foreign exchange rates. The effects of these translation adjustments are reported in the Foreign currency translation adjustments account within Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income, net of any related hedged effects. For transactions that are denominated in a currency other than the functional currency, including transactions denominated in the local currencies of foreign operations that use the USD as their functional currency, the effects of changes in exchange rates are reported in Foreign exchange income on the Consolidated Statement of Income.

Accounting Pronouncement Adopted in 2025

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	December 31, 2025 Early adoption is permitted.
ASU 2023-09 amends the disclosure requirements for income tax rate reconciliation and income taxes paid. The guidance requires public business entities to provide on an annual basis:

•A reconciliation of statutory tax rate to effective tax rate, using both percentages and reporting currency amounts, into specific categories with reconciling items at or above 5% of the statutory federal income rate.
•The amount of income taxes paid (net of refunds) disaggregated by federal, state and foreign taxes, with further disaggregation by individual jurisdictions that are equal to 5% or more of income taxes paid.
•Income (or loss) before income tax expense (or benefit) disaggregated between domestic and foreign, and income tax expense (or benefit) disaggregated by federal, state and foreign.
The Company adopted ASU 2023-09 on December 31, 2025, retrospectively by providing the revised disclosures for all periods presented.

Recent Accounting Pronouncements Yet to be Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	January 1, 2027 Early adoption is permitted.
ASU 2025-09 addresses five specific matters:

1.Broadens the set of hedged risk that may be combined within a group of individual forecasted transactions in a cash flow hedge.
2.Enables entities to apply cash flow hedge accounting on “choose-your-rate” debt.
3.Broadens situations where hedge accounting can be applied to forecasted purchases and sales of nonfinancial assets.
4.Removes the requirement to perform net written option assessment for a compound derivative when it is designated as a hedging instrument.
5.In the case of a dual hedge where a foreign- currency-denominated debt instrument is designated as the hedging instrument in a net investment hedge and a hedged item in a fair value of interest rate risk, the ASU requires the debt instruments’ fair value-hedge basis adjustment be excluded when performing the net investment hedge effectiveness assessment.

This guidance must be applied prospectively for all hedging relationships. The Company may elect to adopt this ASU amendments for hedging relationships as of the adoption date.
The Company is currently evaluating the impact of this guidance and does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Yet to be Adopted (Continued)

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326)	January 1, 2027 Early adoption is permitted.
ASU 2025-08 broadens the population of financial assets that are within scope of the gross up approach under ASC 326 to include purchased seasoned loans which are defined as:

•Non-PCD loans that are obtained in a business combination.
•Non-PCD loans that are (1) obtained in an asset acquisition or upon consolidation of a VIE that is not a business and (2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination.

The guidance introduces an accounting policy election to use the amortized cost basis of the asset rather than the discounted cash flow analysis to subsequently measure the credit losses on purchased seasoned loans.

The new guidance is not applicable to credit card loans, ASC 606 receivables, or debt securities. The guidance must be applied prospectively.
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
ASU 2024-03 requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. Disclosures of disaggregated expenses include the following:

•The amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion and amortization of capitalized costs related to oil- and gas-producing activities in each relevant expense caption.
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
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

Available-for-Sale Debt Securities — The fair value of AFS debt securities is generally determined by third-party pricing service providers, including brokers who have experience in valuing these securities. The valuations provided by the third-party pricing service providers are based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, bids, offers, prepayment expectations and reference data obtained from market research publications. Inputs used by the third-party pricing service providers in valuing collateralized mortgage obligations and other securitization structures also include newly issued data, monthly payment information, whole loan collateral performance, tranche evaluation and “To Be Announced” prices. In valuing securities issued by state and political subdivisions, inputs used by third-party pricing service providers also include material event notices. The valuations provided by the brokers incorporate information from their trading desks, research and other market data.

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

Foreign Exchange Contracts — The fair value of foreign exchange contracts is determined at each reporting period based on changes in the applicable foreign exchange rates. These are over-the-counter contracts where quoted market prices are not readily available. Valuation is measured using conventional valuation methodologies with observable market data. Due to the short-term nature of the majority of these contracts, the counterparties’ credit risks are considered nominal and result in no adjustments to the valuation of the foreign exchange contracts. Due to the observable nature of the inputs used in deriving the fair value of these contracts, the valuation of foreign exchange contracts is classified as Level 2. In addition, the Bank managed its foreign currency exposure in the net investment in its China subsidiary, EWCN, a non-USD functional currency subsidiary, with foreign currency non-deliverable forward contracts. These foreign currency non-deliverable forward contracts were designated as net investment hedges. The fair value of foreign currency non-deliverable forward contracts is determined by comparing the contracted foreign exchange rate to the current market foreign exchange rate. Key inputs of the current market exchange rate include the spot and forward rates of the contractual currencies. Foreign exchange forward curves are used to determine which forward rate pertains to a specific maturity. Due to the observable nature of the inputs used in deriving the estimated fair value, these instruments are classified as Level 2.

Credit Contracts — Credit contracts utilized by the Company are comprised of credit risk participation agreements (“RPAs”) between the Company and institutional counterparties. The fair value of the RPAs is calculated by determining the total expected asset or liability exposure of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure, which is an unobservable input. Total expected exposure incorporates both the current and potential future exposure of the derivatives, derived from using observable inputs, such as yield curves and volatilities. Due to the observable nature of the majority of significant inputs used in deriving the estimated fair value, credit contracts are classified as Level 2.

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

In connection with the Company’s acquisition of a 49.99% equity interest in an investee during the third quarter of 2023, the Company granted 349 thousand performance-based RSUs as part of its consideration, in addition to $95 million in cash. The vesting of these equity contracts on September 1, 2028, is contingent on the investee meeting certain financial performance targets during the performance period. The fair value of liability-classified equity contracts varies based on the operating revenue and measure of operating profit of the investee to be achieved during the future performance period, as well as the Company’s stock price. These performance-based RSUs are expected to vest into a variable number of the Company’s common stock, ranging from 20% to 200% of the target performance-based RSUs granted. Due to the use of significant unobservable inputs in their valuation, these equity contracts are classified as Level 3. For additional information on the equity contracts, refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K.

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$993,913	$—	$—	$993,913
U.S. government agency and U.S. government sponsored enterprise debt securities	—	257,654	—	257,654
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	265,338	—	265,338
Residential mortgage-backed securities	—	10,132,653	—	10,132,653
Municipal securities	—	243,102	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	190,948	—	190,948
Residential mortgage-backed securities	—	393,787	—	393,787
Corporate debt securities	—	464,981	—	464,981
Foreign government bonds	—	238,455	—	238,455
Asset-backed securities	—	31,389	—	31,389
Total AFS debt securities	$993,913	$12,218,307	$—	$13,212,220
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,098	$4,298	$—	$26,396
Total affordable housing partnership, tax credit and CRA investments, net	$22,098	$4,298	$—	$26,396
Other assets:
Equity securities	$630	$—	$—	$630
Total other assets	$630	$—	$—	$630
Derivative assets:
Interest rate contracts	$—	$298,558	$—	$298,558
Foreign exchange contracts	—	44,340	—	44,340
Credit contracts	—	25	—	25
Equity contracts	—	—	522	522
Commodity contracts	—	66,022	—	66,022
Gross derivative assets	$—	$408,945	$522	$409,467
Netting adjustments (2)	$—	$(257,525)	$—	$(257,525)
Net derivative assets	$—	$151,420	$522	$151,942
Derivative liabilities:
Interest rate contracts	$—	$256,870	$—	$256,870
Foreign exchange contracts	—	43,160	—	43,160
Equity contracts (3)	—	—	13,734	13,734
Credit contracts	—	51	—	51
Commodity contracts	—	72,158	—	72,158
Gross derivative liabilities	$—	$372,239	$13,734	$385,973
Netting adjustments (2)	$—	$(101,640)	$—	$(101,640)
Net derivative liabilities	$—	$270,599	$13,734	$284,333

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$638,265	$—	$—	$638,265
U.S. government agency and U.S. government sponsored enterprise debt securities	—	262,587	—	262,587
U.S. government agency and U.S. government sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	426,214	—	426,214
Residential mortgage-backed securities	—	7,738,260	—	7,738,260
Municipal securities	—	250,153	—	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	258,470	—	258,470
Residential mortgage-backed securities	—	433,608	—	433,608
Corporate debt securities	—	526,166	—	526,166
Foreign government bonds	—	233,880	—	233,880
Asset-backed securities	—	34,715	—	34,715
Collateralized loan obligations (“CLOs”)	—	44,493	—	44,493
Total AFS debt securities	$638,265	$10,208,546	$—	$10,846,811
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$20,817	$4,204	$—	$25,021
Total affordable housing partnership, tax credit and CRA investments, net	$20,817	$4,204	$—	$25,021
Other assets:
Equity securities	$568	$—	$—	$568
Total other assets	$568	$—	$—	$568
Derivative assets:
Interest rate contracts	$—	$385,311	$—	$385,311
Foreign exchange contracts	—	89,083	—	89,083
Credit contracts	—	1	—	1
Equity contracts	—	—	239	239
Commodity contracts	—	48,499	—	48,499
Gross derivative assets	$—	$522,894	$239	$523,133
Netting adjustments (2)	$—	$(427,292)	$—	$(427,292)
Net derivative assets	$—	$95,602	$239	$95,841
Derivative liabilities:
Interest rate contracts	$—	$414,172	$—	$414,172
Foreign exchange contracts	—	71,254	—	71,254
Equity contracts (3)	—	—	15,119	15,119
Credit contracts	—	12	—	12
Commodity contracts	—	45,328	—	45,328
Gross derivative liabilities	$—	$530,766	$15,119	$545,885
Netting adjustments (2)	$—	$(112,284)	$—	$(112,284)
Net derivative liabilities	$—	$418,482	$15,119	$433,601

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $9.6 billion and $7.2 billion of fair value as of December 31, 2025 and 2024, respectively.
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

For the years ended December 31, 2025, 2024 and 2023, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Derivative assets:
Equity contracts
Beginning balance	$239	$336	$323
Total losses included in earnings (1)	(156)	(97)	(79)
Issuances (2)	439	—	92
Ending balance	$522	$239	$336
Derivative liabilities:
Equity contracts (3)
Beginning balance	$15,119	$15,119	$—
Total gains included in earnings (4)	(1,385)	—	—
Issuances	—	—	15,119
Ending balance	$13,734	$15,119	$15,119

(1)Includes unrealized losses recorded in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Included in Lending and loan servicing fees on the Consolidated Statement of Income.
(3)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.
(4)Included in Other investment income on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of December 31, 2025 and 2024. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted- Average of Inputs
December 31, 2025
Derivative assets:
Equity contracts	$522	Black-Scholes option pricing model	Equity volatility	34% — 53%	40%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$13,734	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%
December 31, 2024
Derivative assets:
Equity contracts	$239	Black-Scholes option pricing model	Equity volatility	38% — 57%	50%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,119	Internal model	Payout % based on operating revenue and measure of operating profit of investee	84%	84%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of December 31, 2025 and 2024.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis may include certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO, loans held-for-sale and other nonperforming assets. Nonrecurring fair value adjustments may result from the impairment on certain individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of December 31, 2025 and 2024:

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$5,916	$5,916
CRE:
CRE	—	—	13,335	13,335
Total loans held-for-investment	$—	$—	$19,251	$19,251
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$953	$953
OREO (1)	$—	$—	$13,035	$13,035

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$48,384	$48,384
CRE:
CRE	—	—	1,678	1,678
Construction and land	—	—	11,316	11,316
Total commercial	—	—	61,378	61,378
Consumer:
Residential mortgage:
HELOCs	—	—	108	108
Total consumer	—	—	108	108
Total loans held-for-investment	$—	$—	$61,486	$61,486
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$5,000	$5,000
OREO (1)	$—	$—	$19,386	$19,386

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and is included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Loans held-for-investment:
Commercial:
C&I	$(40,996)	$(43,754)	$(6,152)
CRE:
CRE	(21,830)	(78)	(1,183)
Construction and land	—	(2,289)	—
Total CRE	(21,830)	(2,367)	(1,183)
Total commercial	(62,826)	(46,121)	(7,335)
Consumer:
Residential mortgage:
Single-family residential	—	(1,392)	—
HELOCs	—	—	(40)
Total consumer	—	(1,392)	(40)
Total loans held-for-investment	$(62,826)	$(47,513)	$(7,375)
Affordable housing partnership, tax credit and CRA investments, net	(550)	(685)	(1,140)
OREO	(7,381)	(7,735)	—
Total nonrecurring fair value losses	$(70,757)	$(55,933)	$(8,515)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of December 31, 2025 and 2024:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
December 31, 2025
Loans held-for-investment	$4,516	Fair value of collateral	Discount	75% — 100%	75%	(1)
	$14,735	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$953	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$13,035	Fair value of property	Selling cost	8%	8%

December 31, 2024
Loans held-for-investment	$910	Fair value of collateral	Discount	50%	50%
	$22,993	Fair value of collateral	Contract value	NM	NM
	$37,583	Fair value of property	Selling cost	8% — 20%	10%	(1)

Affordable housing partnership, tax credit and CRA investments, net	$5,000	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$19,386	Fair value of property	Selling cost	8%	8%

NM - Not meaningful
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of both December 31, 2025 and 2024.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of December 31, 2025 and 2024, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,188,139	$4,188,139	$—	$—	$4,188,139
Interest-bearing deposits with banks	$16,189	$—	$16,189	$—	$16,189
Resale agreements	$425,000	$—	$351,065	$—	$351,065
HTM debt securities	$2,870,058	$524,887	$1,954,859	$—	$2,479,746
Restricted equity securities, at cost	$153,484	$—	$153,484	$—	$153,484
Loans held-for-sale	$20,976	$—	$20,976	$—	$20,976
Loans held-for-investment, net	$56,068,399	$—	$—	$54,665,865	$54,665,865
Mortgage servicing rights	$4,119	$—	$—	$7,114	$7,114
Accrued interest receivable	$315,669	$—	$315,669	$—	$315,669
Financial liabilities:
Demand, checking, savings and money market deposits	$41,797,887	$—	$41,797,887	$—	$41,797,887
Time deposits	$25,284,814	$—	$25,285,076	$—	$25,285,076
FHLB advances	$3,000,000	$—	$3,001,878	$—	$3,001,878
Long-term debt	$32,320	$—	$32,070	$—	$32,070
Accrued interest payable	$60,513	$—	$60,513	$—	$60,513

	December 31, 2024
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,250,742	$5,250,742	$—	$—	$5,250,742
Interest-bearing deposits with banks	$48,198	$—	$48,198	$—	$48,198
Resale agreements	$425,000	$—	$329,769	$—	$329,769
HTM debt securities	$2,917,413	$499,858	$1,887,896	$—	$2,387,754
Restricted equity securities, at cost	$165,259	$—	$165,259	$—	$165,259
Loans held-for-investment, net	$53,024,585	$—	$—	$51,328,254	$51,328,254
Mortgage servicing rights	$5,234	$—	$—	$8,822	$8,822
Accrued interest receivable	$316,392	$—	$316,392	$—	$316,392
Financial liabilities:
Demand, checking, savings and money market deposits	$39,959,251	$—	$39,959,251	$—	$39,959,251
Time deposits	$23,215,772	$—	$23,225,317	$—	$23,225,317
FHLB advances	$3,500,000	$—	$3,497,953	$—	$3,497,953
Long-term debt	$32,001	$—	$31,246	$—	$31,246
Accrued interest payable	$61,950	$—	$61,950	$—	$61,950

Note 3 — Securities Purchased under Resale Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the collateral underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both December 31, 2025 and 2024. Gross securities purchased under resale agreements were $425 million as of both December 31, 2025 and 2024.

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

The following table presents the resale agreements included on the Consolidated Balance Sheet as of December 31, 2025 and 2024:

				Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Collateral Received (1)	Net Amount
Resale agreements as of December 31, 2025	$425,000	$—	$425,000	$(350,953)	$74,047

Resale agreements as of December 31, 2024	$425,000	$—	$425,000	$(329,603)	$95,397

(1)Represents the fair value of collateral the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-K for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value by major categories of AFS and HTM debt securities as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,010,053	$837	$(16,977)	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,687	—	(30,033)	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	292,564	86	(27,312)	—	265,338
Residential mortgage-backed securities	10,251,714	68,588	(187,649)	—	10,132,653
Municipal securities	277,275	20	(34,193)	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	214,987	—	(22,139)	(1,900)	190,948
Residential mortgage-backed securities	452,208	—	(58,421)	—	393,787
Corporate debt securities	554,158	6	(89,183)	—	464,981
Foreign government bonds	247,249	437	(9,231)	—	238,455
Asset-backed securities	31,886	—	(497)	—	31,389
Total AFS debt securities	13,619,781	69,974	(475,635)	(1,900)	13,212,220
HTM debt securities
U.S. Treasury securities	540,666	—	(15,779)	—	524,887
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,055	—	(146,921)	—	860,134
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	474,747	—	(69,471)	—	405,276
Residential mortgage-backed securities	662,127	—	(124,176)	—	537,951
Municipal securities	185,463	—	(33,965)	—	151,498
Total HTM debt securities	2,870,058	—	(390,312)	—	2,479,746
Total debt securities	$16,489,839	$69,974	$(865,947)	$(1,900)	$15,691,966

	December 31, 2024
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$676,300	$—	$(38,035)	$638,265
U.S. government agency and U.S. government-sponsored enterprise debt securities	308,220	—	(45,633)	262,587
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	472,535	886	(47,207)	426,214
Residential mortgage-backed securities	7,974,768	12,278	(248,786)	7,738,260
Municipal securities	287,301	38	(37,186)	250,153
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	294,235	2	(35,767)	258,470
Residential mortgage-backed securities	514,527	—	(80,919)	433,608
Corporate debt securities	653,500	—	(127,334)	526,166
Foreign government bonds	244,803	2,069	(12,992)	233,880
Asset-backed securities	35,086	—	(371)	34,715
CLOs	44,500	—	(7)	44,493
Total AFS debt securities	11,505,775	15,273	(674,237)	10,846,811
HTM debt securities:
U.S. Treasury securities	535,080	—	(35,222)	499,858
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,004,479	—	(200,259)	804,220
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	486,388	—	(91,461)	394,927
Residential mortgage-backed securities	703,833	—	(155,626)	548,207
Municipal securities	187,633	—	(47,091)	140,542
Total HTM debt securities	2,917,413	—	(529,659)	2,387,754
Total debt securities	$14,423,188	$15,273	$(1,203,896)	$13,234,565

(1)Amortized cost excludes accrued interest receivables, which are included in Other assets on the Consolidated Balance Sheet. As of December 31, 2025 and 2024, the accrued interest receivables were $54 million and $45 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in this Form 10-K.
(2)Includes GNMA AFS debt securities totaling $9.6 billion of both amortized cost and fair value as of December 31, 2025, and $7.3 billion of amortized cost and $7.2 billion of fair value as of December 31, 2024.
(3)Includes GNMA HTM debt securities totaling $79 million of amortized cost and $65 million of fair value as of December 31, 2025, and $86 million of amortized cost and $68 million of fair value as of December 31, 2024.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities, aggregated by investment category and the length of time that the securities have been in a continuous unrealized loss position, as of December 31, 2025 and 2024:

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$323,019	$(1,627)	$575,638	$(15,350)	$898,657	$(16,977)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	257,654	(30,033)	257,654	(30,033)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	256,503	(27,312)	256,503	(27,312)
Residential mortgage-backed securities	1,052,833	(5,480)	1,582,952	(182,169)	2,635,785	(187,649)
Municipal securities	—	—	237,214	(34,193)	237,214	(34,193)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	190,948	(22,139)	190,948	(22,139)
Residential mortgage-backed securities	—	—	393,787	(58,421)	393,787	(58,421)
Corporate debt securities	—	—	454,975	(89,183)	454,975	(89,183)
Foreign government bonds	—	—	90,769	(9,231)	90,769	(9,231)
Asset-backed securities	—	—	31,389	(497)	31,389	(497)
Total AFS debt securities	$1,375,852	$(7,107)	$4,071,829	$(468,528)	$5,447,681	$(475,635)

	December 31, 2024
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$—	$—	$638,265	$(38,035)	$638,265	$(38,035)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	262,587	(45,633)	262,587	(45,633)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	2,741	(30)	377,756	(47,177)	380,497	(47,207)
Residential mortgage-backed securities	2,719,228	(16,404)	1,528,252	(232,382)	4,247,480	(248,786)
Municipal securities	2,763	(95)	245,360	(37,091)	248,123	(37,186)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	10,767	(332)	235,668	(35,435)	246,435	(35,767)
Residential mortgage-backed securities	—	—	433,608	(80,919)	433,608	(80,919)
Corporate debt securities	—	—	526,166	(127,334)	526,166	(127,334)
Foreign government bonds	—	—	87,008	(12,992)	87,008	(12,992)
Asset-backed securities	—	—	34,715	(371)	34,715	(371)
CLOs	—	—	44,493	(7)	44,493	(7)
Total AFS debt securities	$2,735,499	$(16,861)	$4,413,878	$(657,376)	$7,149,377	$(674,237)

As of December 31, 2025, the Company had 429 AFS debt securities in a gross unrealized loss position, primarily consisting of 222 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 47 corporate debt securities, and 66 non-agency mortgage-backed securities. In comparison, as of December 31, 2024, the Company had 541 AFS debt securities in a gross unrealized loss position, primarily consisting of 290 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 66 corporate debt securities, and 83 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of December 31, 2025 were mainly comprised of the following:
•Corporate debt securities — The market value movement as of December 31, 2025 was primarily due to interest rate movement and spread change. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by NRSROs and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value movement for the majority of these securities as of December 31, 2025 was primarily due to interest rate movement and spread change. In contrast, one non-agency commercial mortgage-backed security experienced a deterioration in both its credit rating and expected cash flows, resulting in its fair value falling below its amortized cost. Consequently, a credit-related impairment of $2 million was recognized through allowance for credit losses as of December 31, 2025. For the remaining non-agency mortgage-backed securities, a substantial majority are rated investment grade by NRSROs or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have been on time. Accordingly, the Company believes the risk of credit losses on the remaining securities is low.

As of both December 31, 2025 and 2024, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities.

The Company recorded $2 million in allowance for credit losses related to a non-agency commercial mortgage-backed security as of December 31, 2025, which was recognized as a provision for credit losses, compared with no allowance for credit losses provided against these securities as of 2024. In addition, there was no provision for credit losses recognized for both the years ended December 31, 2024 and 2023.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of December 31, 2025, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of December 31, 2025 and 2024. Overall, the Company believes that the credit support levels of the debt securities are strong and, based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Credit Losses

The following table presents the gross realized gains from the sales of AFS debt securities (pre-tax), credit losses, the impairment write-off of AFS debt securities, and the related tax (benefit) expense included in earnings for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Gross realized gains from sales (1)	$963	$2,069	$3,138
Credit losses	$(1,900)	$—	$—
Impairment write-off (1)	$—	$—	$(10,000)
Related tax (benefit) expense	$(277)	$612	$(2,029)

(1)During 2023, the Company recognized $7 million in net losses on AFS securities as a component of Noninterest income in the Company’s Consolidated Statement of Income, consisting of a $10 million impairment write-off on a subordinated debt security, partially offset by a $3 million gain on the sale of the same security.

Interest Income

The following table presents the composition of interest income on debt securities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Taxable interest	$607,311	$429,003	$255,475
Nontaxable interest	14,626	20,062	20,715
Total interest income on debt securities	$621,937	$449,065	$276,190

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of December 31, 2025. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$440,969	$472,570	$96,514	$—	$1,010,053
Fair value	432,148	465,270	96,495	—	993,913
Weighted-average yield (1)	1.11%	2.75%	3.84%	—%	2.14%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	26,677	203,514	57,496	287,687
Fair value	—	26,256	182,396	49,002	257,654
Weighted-average yield (1)	—%	1.58%	2.07%	2.16%	2.04%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	53,961	98,540	10,391,777	10,544,278
Fair value	—	52,339	91,020	10,254,632	10,397,991
Weighted-average yield (1) (2)	—%	2.82%	2.83%	4.79%	4.76%
Municipal securities
Amortized cost	7,300	19,206	22,614	228,155	277,275
Fair value	7,219	18,679	19,438	197,766	243,102
Weighted-average yield (1) (2)	1.15%	2.50%	2.40%	2.26%	2.26%
Non-agency mortgage-backed securities
Amortized cost	—	1,324	—	665,871	667,195
Fair value	—	1,320	—	583,415	584,735
Weighted-average yield (1)	—%	3.35%	—%	2.28%	2.28%
Corporate debt securities
Amortized cost	15,158	26,500	437,500	75,000	554,158
Fair value	15,116	26,204	361,829	61,832	464,981
Weighted-average yield (1)	4.07%	5.23%	2.38%	2.09%	2.53%
Foreign government bonds
Amortized cost	118,665	28,584	50,000	50,000	247,249
Fair value	118,935	28,751	49,904	40,865	238,455
Weighted-average yield (1)	2.31%	1.81%	4.34%	1.50%	2.50%
Asset-backed securities
Amortized cost	—	—	—	31,886	31,886
Fair value	—	—	—	31,389	31,389
Weighted-average yield (1)	—%	—%	—%	4.65%	4.65%
Total AFS debt securities
Amortized cost	$582,092	$628,822	$908,682	$11,500,185	$13,619,781
Fair value	$573,418	$618,819	$801,082	$11,218,901	$13,212,220
Weighted-average yield (1)	1.44%	2.76%	2.63%	4.55%	4.21%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$—	$540,666	$—	$—	$540,666
Fair value	—	524,887	—	—	524,887
Weighted-average yield (1)	—%	1.05%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	105,467	556,098	345,490	1,007,055
Fair value	—	97,497	479,123	283,514	860,134
Weighted-average yield (1)	—%	1.37%	1.91%	2.04%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	48,732	178,114	910,028	1,136,874
Fair value	—	45,124	153,739	744,364	943,227
Weighted-average yield (1) (2)	—%	1.48%	1.81%	1.67%	1.68%
Municipal securities
Amortized cost	—	—	13,958	171,505	185,463
Fair value	—	—	12,638	138,860	151,498
Weighted-average yield (1) (2)	—%	—%	2.35%	1.99%	2.02%
Total HTM debt securities
Amortized cost	$—	$694,865	$748,170	$1,427,023	$2,870,058
Fair value	$—	$667,508	$645,500	$1,166,738	$2,479,746
Weighted-average yield (1)	—%	1.13%	1.89%	1.79%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of December 31, 2025 and 2024, AFS and HTM debt securities with carrying values of $4.6 billion and $5.4 billion, respectively, were pledged to secure borrowings and for other purposes required or permitted by law. As of December 31, 2025, $4.6 billion of AFS and HTM debt securities were prepositioned for the FRB Standing Repurchase Agreement Facility.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
FRB of San Francisco stock	$66,179	$63,930
FHLB stock	87,305	101,329
Total restricted equity securities	$153,484	$165,259

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company also uses foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, the funding needs, as well as the Bank’s investment in EWCN. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in this Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of December 31, 2025 and 2024. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $16 million and $3 million, respectively, as of December 31, 2025. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $17 million and $15 million, respectively, as of December 31, 2024. Total gross derivative asset and liability fair values are then adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	December 31, 2025					December 31, 2024
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,250,000	$39,997		$139		$5,250,000	$5,647		$35,211
Derivatives not designated as hedging instruments:
Interest rate contracts	$18,987,277	$258,561		$256,731		$17,005,381	$379,664		$378,961
Commodity contracts (1)	—	66,022		72,158		—	48,499		45,328
Foreign exchange contracts	4,550,101	44,340		43,160		5,201,460	89,083		71,254
Credit contracts (2)	303,421	25		51		168,999	1		12
Equity contracts	—	522	(3)	13,734	(4)	—	239	(3)	15,119	(4)
Total derivatives not designated as hedging instruments	$23,840,799	$369,470		$385,834		$22,375,840	$517,486		$510,674
Gross derivative assets/liabilities		$409,467		$385,973			$523,133		$545,885
Less: Master netting agreements		(74,138)		(74,138)			(111,124)		(111,124)
Less: Cash collateral received/paid		(183,387)		(27,502)			(316,168)		(1,160)
Net derivative assets/liabilities		$151,942		$284,333			$95,841		$433,601

(1)The notional amount of the Company’s commodity contracts totaled 16 million barrels of crude oil and 364 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of December 31, 2025. In comparison, the notional amount of the Company’s commodity contracts totaled 21 million barrels of crude oil and 407 million MMBTUs of natural gas as of December 31, 2024.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in RPAs.
(3)The Company held warrant equity contracts in nine and eight private companies as of December 31, 2025 and 2024, respectively.
(4)Equity contracts classified as derivative liabilities consist of 349 thousand performance-based RSUs granted as part of EWBC’s consideration in an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of December 31, 2025, interest rate contracts in notional amounts of $4.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and are recorded within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of December 31, 2025, the Company expects to reclassify an estimated $8 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the years ended December 31, 2025, 2024 and 2023. The after-tax impact of cash flow hedges on AOCI is shown in Note 15 — Accumulated Other Comprehensive (Loss) Income to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Gains (losses) recognized in AOCI:
Interest rate contracts	$48,016	$(124,382)	$(5,767)
Losses (gains) reclassified from AOCI into earnings:
Interest expense (for cash flow hedges on borrowings)	$—	$—	$(696)
Interest and dividend income (for cash flow hedges on loans)	20,959	91,083	82,153
Noninterest income	—	—	(1,614)	(1)
Total	$20,959	$91,083	$79,843

(1)Represents the amounts in AOCI reclassified into earnings resulting from forecasted cash flows that were no longer probable to occur.

Net Investment Hedges — The Company entered into foreign currency forward contracts to hedge a portion of the Bank’s investment in EWCN, a non-USD functional currency subsidiary in China. The hedging instruments designated as net investment hedges were used to hedge against the risk of adverse changes in the foreign currency exchange rate of the Chinese Renminbi. There was no active net investment hedge during the year ended December 31, 2025. The following table presents the pre-tax gains recognized in AOCI on net investment hedges for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Gains recognized in AOCI	$—	$586	$2,571

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both December 31, 2025 and 2024.

The following table presents the notional amounts and the gross fair values of the interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions as economic hedges to customers’ positions as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$7,566,889	$47,448	$206,794	$6,854,372	$11,828	$361,256
Written options	1,463,110	—	1,900	1,458,428	—	4,953
Collars and corridors	444,604	311	20	181,039	80	440
Subtotal	9,474,603	47,759	208,714	8,493,839	11,908	366,649
Foreign exchange contracts:
Forwards and spot	1,156,203	23,661	2,831	996,486	11,693	24,201
Swaps	785,956	13,272	661	1,504,469	16,117	25,366
Written options	63,460	—	73	—	—	—
Subtotal	2,005,619	36,933	3,565	2,500,955	27,810	49,567
Total	$11,480,222	$84,692	$212,279	$10,994,794	$39,718	$416,216
Economic hedges and other:
Interest rate contracts:
Swaps	$7,604,959	$208,860	$47,682	$6,872,075	$362,323	$12,228
Purchased options	1,463,110	1,922	—	1,458,428	4,990	—
Collars and corridors	444,605	20	335	181,039	443	84
Subtotal	9,512,674	210,802	48,017	8,511,542	367,756	12,312
Foreign exchange contracts:
Forwards and spot	234,278	1,602	3,498	86,750	2,318	1,738
Swaps	2,246,744	5,718	36,083	2,613,755	58,955	19,949
Purchased options	63,460	87	14	—	—	—
Subtotal	2,544,482	7,407	39,595	2,700,505	61,273	21,687
Total	$12,057,156	$218,209	$87,612	$11,212,047	$429,029	$33,999

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
			Fair Value				Fair Value
($ and units in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	4,255	Barrels	$205	$28,533	4,830	Barrels	$4,682	$6,874
Collars	3,747	Barrels	21	13,622	5,477	Barrels	1,604	3,362
Subtotal	8,002	Barrels	226	42,155	10,307	Barrels	6,286	10,236
Natural gas:
Swaps	112,599	MMBTUs	5,814	18,403	141,736	MMBTUs	13,095	17,708
Collars	71,945	MMBTUs	1,879	6,693	62,045	MMBTUs	6,061	4,556
Written options	—	MMBTUs	—	—	1,234	MMBTUs	167	—
Subtotal	184,544	MMBTUs	7,693	25,096	205,015	MMBTUs	19,323	22,264
Total			$7,919	$67,251			$25,609	$32,500
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	4,255	Barrels	$25,309	$11	4,830	Barrels	$4,479	$3,893
Collars	3,747	Barrels	8,724	21	5,477	Barrels	1,547	76
Subtotal	8,002	Barrels	34,033	32	10,307	Barrels	6,026	3,969
Natural gas:
Swaps	110,506	MMBTUs	18,258	3,963	139,136	MMBTUs	13,323	5,056
Collars	68,965	MMBTUs	5,812	912	61,341	MMBTUs	3,541	3,650
Purchased options	—	MMBTUs	—	—	1,234	MMBTUs	—	153
Subtotal	179,471	MMBTUs	24,070	4,875	201,711	MMBTUs	16,864	8,859
Total			$58,103	$4,907			$22,890	$12,828

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $590 thousand and $170 thousand as of December 31, 2025 and 2024, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
RPAs — protection sold (1)	$133,756	$—	$51	$133,174	$—	$12
RPAs — protection purchased	169,665	25	—	35,825	1	—
Total RPAs	$303,421	$25	$51	$168,999	$1	$12

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 2.7 years and 1.6 years as of December 31, 2025 and 2024, respectively.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase the preferred and/or common stock of its borrowers’ companies, which are mainly in the technology and life sciences sectors. Warrants grant the Company the right to buy a certain class of the underlying company’s equity at a certain price before expiration. In connection with an investment the Company made during the third quarter of 2023, the Company granted performance-based RSUs as part of its consideration. The vesting of these equity contracts is contingent on the investee meeting certain financial performance targets during the future performance period. For additional information on these equity contracts, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K.

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
($ in thousands)	Classification on Consolidated Statement of Income	2025	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income, net of mark-to-market adjustments	$(3,142)	$549	$(2,989)
Foreign exchange contracts	Foreign exchange income	52,295	54,073	52,817
Credit contracts	Customer derivative income, net of mark-to-market adjustments	(15)	—	(1)
Equity contracts - warrants	Lending and loan servicing fees	283	(97)	13
Equity contracts - performance-based RSUs	Other investment income	1,385	—	—
Commodity contracts	Customer derivative income, net of mark-to-market adjustments	960	929	(25)
Net gains		$51,766	$55,454	$49,815

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of December 31, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $3 million, for which $3 million collateral was posted to cover these positions. In comparison, as of December 31, 2024, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both December 31, 2025 and 2024.

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

($ in thousands)	As of December 31, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$409,467	$(74,138)	$(183,387)	$151,942	$(42,779)	$109,163

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$385,973	$(74,138)	$(27,502)	$284,333	$—	$284,333

($ in thousands)	As of December 31, 2024
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$523,133	$(111,124)	$(316,168)	$95,841	$(55,222)	$40,619

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$545,885	$(111,124)	$(1,160)	$433,601	$—	$433,601

(1)Includes $9 million and $4 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2025 and 2024, respectively.
(2)Includes $16 million and $27 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of December 31, 2025 and 2024, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $184 million and $322 million as of December 31, 2025 and 2024, respectively. Of the gross cash collateral received, $183 million and $316 million were used to offset against derivative assets as of December 31, 2025 and 2024, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $29 million and $1 million as of December 31, 2025 and 2024, respectively. Of the gross cash collateral pledged, $28 million and $1 million were used to offset against derivative liabilities as of December 31, 2025 and 2024, respectively.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires the disclosure of such amounts.

In addition to the amounts included in the tables above, the Company may have balance sheet netting related to resale agreements. Refer to Note 3 — Securities Purchased under Resale Agreements to the Consolidated Financial Statements in this Form 10-K for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-K for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of December 31, 2025 and 2024:

($ in thousands)	December 31, 2025	December 31, 2024
Commercial:
C&I	$18,650,755	$17,397,158
CRE:
CRE	15,407,088	14,655,340
Multifamily residential	5,112,328	4,953,442
Construction and land	742,357	666,162
Total CRE	21,261,773	20,274,944
Total commercial	39,912,528	37,672,102
Consumer:
Residential mortgage:
Single-family residential	15,002,549	14,175,446
HELOCs	1,911,897	1,811,628
Total residential mortgage	16,914,446	15,987,074
Other consumer	51,198	67,461
Total consumer	16,965,644	16,054,535
Total loans held-for-investment (1)	$56,878,172	$53,726,637
ALLL	(809,773)	(702,052)
Loans held-for-investment, net (1)	$56,068,399	$53,024,585

(1)Includes $26 million and $46 million of net deferred loan fees and net unamortized premiums as of December 31, 2025 and 2024, respectively.

Accrued interest receivable on loans held-for-investment was $251 million and $255 million as of December 31, 2025 and 2024, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income recognized and reversed on nonaccrual loans was $7 million and $5 million, respectively, for the year ended December 31, 2025, compared with immaterial amounts for each of the years ended December 31, 2024 and 2023. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in this Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in this Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $41.8 billion and $38.2 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity as of December 31, 2025 and 2024.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of December 31, 2025 and 2024. The vintage year is the year of loan origination, renewal or major modification. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$3,013,368	$1,717,361	$880,267	$536,461	$391,413	$302,893	$11,308,551	$67,968	$18,218,282
Criticized (accrual)	572	35,223	1,662	93,562	83,813	6,771	158,626	—	380,229
Criticized (nonaccrual)	2,922	4,733	26,810	1,640	9,525	6,526	88	—	52,244
Total C&I	3,016,862	1,757,317	908,739	631,663	484,751	316,190	11,467,265	67,968	18,650,755
Gross write-offs (2)	2,617	1,199	28,752	4,643	1,063	3,170	24	—	41,468
CRE:
Pass	2,615,789	1,562,420	2,015,433	3,188,363	1,708,927	3,607,918	78,712	47,512	14,825,074
Criticized (accrual)	30,275	29,807	116,862	134,018	48,569	183,937	—	—	543,468
Criticized (nonaccrual)	3,317	—	4,172	7,439	12,330	11,288	—	—	38,546
Subtotal CRE	2,649,381	1,592,227	2,136,467	3,329,820	1,769,826	3,803,143	78,712	47,512	15,407,088
Gross write-offs	8,932	—	—	160	19	15,126	—	—	24,237
Multifamily residential:
Pass	895,323	338,209	478,782	1,138,693	663,916	1,547,124	32,207	3,820	5,098,074
Criticized (accrual)	—	—	—	5,175	—	8,787	—	—	13,962
Criticized (nonaccrual)	—	—	—	—	—	292	—	—	292
Subtotal multifamily residential	895,323	338,209	478,782	1,143,868	663,916	1,556,203	32,207	3,820	5,112,328
Gross write-offs	—	—	—	—	—	8	—	—	8
Construction and land:
Pass	246,380	109,799	247,482	90,086	13,437	3,462	3,901	—	714,547
Criticized (nonaccrual)	—	8,897	—	18,913	—	—	—	—	27,810
Subtotal construction and land	246,380	118,696	247,482	108,999	13,437	3,462	3,901	—	742,357
Total CRE	3,791,084	2,049,132	2,862,731	4,582,687	2,447,179	5,362,808	114,820	51,332	21,261,773
Total CRE gross write-offs (2)	8,932	—	—	160	19	15,134	—	—	24,245
Total commercial	$6,807,946	$3,806,449	$3,771,470	$5,214,350	$2,931,930	$5,678,998	$11,582,085	$119,300	$39,912,528
Total commercial gross write-offs (2)	$11,549	$1,199	$28,752	$4,803	$1,082	$18,304	$24	$—	$65,713

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,861,764	$1,837,821	$2,349,242	$2,808,694	$1,860,110	$3,228,996	$—	$—	$14,946,627
Criticized (accrual)	3,157	3,646	5,589	5,427	235	9,356	—	—	27,410
Criticized (nonaccrual) (3)	4,566	891	3,445	4,617	1,620	13,373	—	—	28,512
Subtotal single-family residential mortgage	2,869,487	1,842,358	2,358,276	2,818,738	1,861,965	3,251,725	—	—	15,002,549
Gross write-offs (2)	—	14	—	—	—	—	—	—	14
HELOCs:
Pass	13,652	4,796	4,740	5,258	11,233	22,213	1,750,894	70,577	1,883,363
Criticized (accrual)	1,879	—	97	140	287	526	6,784	1,654	11,367
Criticized (nonaccrual)	1,288	13	379	2,610	1,232	7,033	—	4,612	17,167
Subtotal HELOCs	16,819	4,809	5,216	8,008	12,752	29,772	1,757,678	76,843	1,911,897
Gross write-offs	—	—	—	—	—	—	—	6	6
Total residential mortgage	2,886,306	1,847,167	2,363,492	2,826,746	1,874,717	3,281,497	1,757,678	76,843	16,914,446
Total residential mortgage gross write-offs (2)	—	14	—	—	—	—	—	6	20
Other consumer:
Pass	25,146	—	—	4,635	129	5,570	15,576	—	51,056
Criticized (nonaccrual)	—	—	49	—	—	—	93	—	142
Total other consumer	25,146	—	49	4,635	129	5,570	15,669	—	51,198
Total consumer	$2,911,452	$1,847,167	$2,363,541	$2,831,381	$1,874,846	$3,287,067	$1,773,347	$76,843	$16,965,644
Total consumer gross write-offs (2)	$—	$14	$—	$—	$—	$—	$—	$6	$20
Total loans held-for-investment:
Pass	$9,671,422	$5,570,406	$5,975,946	$7,772,190	$4,649,165	$8,718,176	$13,189,841	$189,877	$55,737,023
Criticized (accrual)	35,883	68,676	124,210	238,322	132,904	209,377	165,410	1,654	976,436
Criticized (nonaccrual)	12,093	14,534	34,855	35,219	24,707	38,512	181	4,612	164,713
Total	$9,719,398	$5,653,616	$6,135,011	$8,045,731	$4,806,776	$8,966,065	$13,355,432	$196,143	$56,878,172
Total loans held-for-investment gross write-offs (2)	$11,549	$1,213	$28,752	$4,803	$1,082	$18,304	$24	$6	$65,733

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Commercial:
C&I:
Pass	$2,605,928	$1,508,948	$999,586	$612,015	$243,528	$295,884	$10,574,404	$23,032	$16,863,325
Criticized (accrual)	34,412	51,415	61,041	107,355	10,538	31,160	151,747	—	447,668
Criticized (nonaccrual)	3,822	29,181	20,273	10,666	3,225	9,135	9,863	—	86,165
Total C&I	2,644,162	1,589,544	1,080,900	730,036	257,291	336,179	10,736,014	23,032	17,397,158
Gross write-offs (2)	20	47,963	14,848	11,119	1,568	3,012	27,099	—	105,629
CRE:
Pass	1,660,877	2,296,763	3,692,498	1,925,220	1,296,439	3,176,450	96,791	49,302	14,194,340
Criticized (accrual)	34,543	44,557	90,105	31,615	75,578	167,401	—	14,771	458,570
Criticized (nonaccrual)	—	—	—	—	1,756	674	—	—	2,430
Subtotal CRE	1,695,420	2,341,320	3,782,603	1,956,835	1,373,773	3,344,525	96,791	64,073	14,655,340
Gross write-offs (2)	—	—	—	—	—	3	—	—	3
Multifamily residential:
Pass	386,743	521,754	1,337,599	752,230	613,115	1,242,586	14,640	1,253	4,869,920
Criticized (accrual)	—	—	43,997	32,042	—	2,911	—	—	78,950
Criticized (nonaccrual)	—	—	—	—	—	4,572	—	—	4,572
Subtotal multifamily residential	386,743	521,754	1,381,596	784,272	613,115	1,250,069	14,640	1,253	4,953,442
Gross write-offs	—	—	—	—	—	10	—	—	10
Construction and land:
Pass	90,926	328,803	184,792	41,932	—	8,393	—	—	654,846
Criticized (nonaccrual)	—	—	11,316	—	—	—	—	—	11,316
Subtotal construction and land	90,926	328,803	196,108	41,932	—	8,393	—	—	666,162
Gross write-offs	—	—	2,289	—	—	—	—	—	2,289
Total CRE	2,173,089	3,191,877	5,360,307	2,783,039	1,986,888	4,602,987	111,431	65,326	20,274,944
Total CRE gross write-offs (2)	—	—	2,289	—	—	13	—	—	2,302
Total commercial	$4,817,251	$4,781,421	$6,441,207	$3,513,075	$2,244,179	$4,939,166	$10,847,445	$88,358	$37,672,102
Total commercial gross write-offs (2)	$20	$47,963	$17,137	$11,119	$1,568	$3,025	$27,099	$—	$107,931

	December 31, 2024
	Term Loans by Origination Year
($ in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Total
Consumer:
Residential mortgage:
Single-family residential:
Pass (3)	$2,360,674	$2,762,921	$3,074,668	$2,079,323	$1,407,031	$2,437,446	$—	$—	$14,122,063
Criticized (accrual)	4,175	3,409	750	5,810	1,548	6,069	—	—	21,761
Criticized (nonaccrual) (3)	2,716	9,673	1,929	2,035	2,404	12,865	—	—	31,622
Subtotal single-family residential mortgage	2,367,565	2,776,003	3,077,347	2,087,168	1,410,983	2,456,380	—	—	14,175,446
Gross write-offs (2)	9	—	—	—	—	—	—	—	9
HELOCs:
Pass	7,453	3,288	4,071	3,236	7,570	8,152	1,648,337	99,488	1,781,595
Criticized (accrual)	1,436	—	1,420	—	135	2,064	2,338	594	7,987
Criticized (nonaccrual)	3,161	3,095	2,520	39	418	7,301	—	5,512	22,046
Subtotal HELOCs	12,050	6,383	8,011	3,275	8,123	17,517	1,650,675	105,594	1,811,628
Gross write-offs (2)	—	10	—	—	—	—	—	5	15
Total residential mortgage	2,379,615	2,782,386	3,085,358	2,090,443	1,419,106	2,473,897	1,650,675	105,594	15,987,074
Total residential mortgage gross write-offs (2)	9	10	—	—	—	—	—	5	24
Other consumer:
Pass	14,916	—	22,992	132	—	6,800	22,555	—	67,395
Criticized (nonaccrual)	—	—	—	—	—	—	66	—	66
Total other consumer	14,916	—	22,992	132	—	6,800	22,621	—	67,461
Gross write-offs (2)	—	3,000	—	—	—	—	890	—	3,890
Total consumer	$2,394,531	$2,782,386	$3,108,350	$2,090,575	$1,419,106	$2,480,697	$1,673,296	$105,594	$16,054,535
Total consumer gross write-offs (2)	$9	$3,010	$—	$—	$—	$—	$890	$5	$3,914
Total loans held-for-investment:
Pass	$7,127,517	$7,422,477	$9,316,206	$5,414,088	$3,567,683	$7,175,711	$12,356,727	$173,075	$52,553,484
Criticized (accrual)	74,566	99,381	197,313	176,822	87,799	209,605	154,085	15,365	1,014,936
Criticized (nonaccrual)	9,699	41,949	36,038	12,740	7,803	34,547	9,929	5,512	158,217
Total	$7,211,782	$7,563,807	$9,549,557	$5,603,650	$3,663,285	$7,419,863	$12,520,741	$193,952	$53,726,637
Total loans held-for-investment gross write-offs (2)	$29	$50,973	$17,137	$11,119	$1,568	$3,025	$27,989	$5	$111,845

(1)During the year ended December 31, 2025, $53 million of total commercial loans, comprised of C&I revolving loans, were converted to term loans. In comparison, $7 million of total commercial loans, comprised of CRE and C&I revolving loans, and $29 million of total commercial loans, primarily comprised of CRE revolving loans, were converted to term loans during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024 and 2023, respectively, $2 million, $22 million and $44 million of total consumer loans, comprised of HELOCs, were converted to term loans.
(2)Excludes gross write-offs associated with loans the Company sold or settled.
(3)As of each of December 31, 2025 and 2024, $1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$18,572,467	$25,962	$82	$26,044	$52,244	$18,650,755
CRE:
CRE	15,354,548	10,525	3,469	13,994	38,546	15,407,088
Multifamily residential	5,110,783	1,253	—	1,253	292	5,112,328
Construction and land	714,547	—	—	—	27,810	742,357
Total CRE	21,179,878	11,778	3,469	15,247	66,648	21,261,773
Total commercial	39,752,345	37,740	3,551	41,291	118,892	39,912,528
Consumer:
Residential mortgage:
Single-family residential	14,899,224	46,010	27,674	73,684	29,641	15,002,549
HELOCs	1,860,080	23,328	11,322	34,650	17,167	1,911,897
Total residential mortgage	16,759,304	69,338	38,996	108,334	46,808	16,914,446
Other consumer	50,979	56	21	77	142	51,198
Total consumer	16,810,283	69,394	39,017	108,411	46,950	16,965,644
Total	$56,562,628	$107,134	$42,568	$149,702	$165,842	$56,878,172

	December 31, 2024
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$17,288,138	$5,690	$17,165	$22,855	$86,165	$17,397,158
CRE:
CRE	14,647,270	3,755	1,885	5,640	2,430	14,655,340
Multifamily residential	4,947,939	653	278	931	4,572	4,953,442
Construction and land	653,919	927	—	927	11,316	666,162
Total CRE	20,249,128	5,335	2,163	7,498	18,318	20,274,944
Total commercial	37,537,266	11,025	19,328	30,353	104,483	37,672,102
Consumer:
Residential mortgage:
Single-family residential	14,088,086	32,841	22,096	54,937	32,423	14,175,446
HELOCs	1,770,218	11,396	7,968	19,364	22,046	1,811,628
Total residential mortgage	15,858,304	44,237	30,064	74,301	54,469	15,987,074
Other consumer	67,288	92	15	107	66	67,461
Total consumer	15,925,592	44,329	30,079	74,408	54,535	16,054,535
Total	$53,462,858	$55,354	$49,407	$104,761	$159,018	$53,726,637

The following table presents the amortized cost of loans on nonaccrual status for which there was no related ALLL as of December 31, 2025 and 2024. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	December 31, 2025	December 31, 2024
Commercial:
C&I	$21,723	$79,591
CRE	33,705	—
Multifamily residential	—	4,210
Construction and land	27,810	11,316
Total commercial	83,238	95,117
Consumer:
Single-family residential	6,095	6,279
HELOCs	4,081	15,380
Total consumer	10,176	21,659
Total nonaccrual loans with no related ALLL	$93,414	$116,776

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $21 million of foreclosed assets as of December 31, 2025, compared with $35 million as of December 31, 2024. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $16 million as of both December 31, 2025 and 2024.

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

The following tables present the amortized cost of loans that were modified during the years ended December 31, 2025, 2024 and 2023 by loan class and modification type:

	Year Ended December 31, 2025
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction /Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,057	$77,039	$51,904	$33,450	$—	$19,579	$188,029	1.01%
CRE	—	167,286	—	—	—	—	167,286	1.09%
Multifamily	—	275	—	—	—	—	275	0.01%
Land and construction	—	9,451	—	—	—	—	9,451	1.27%
Total commercial	6,057	254,051	51,904	33,450	—	19,579	365,041	0.91%
Consumer:
Single-family residential	—	—	29,545	2,402	—	—	31,947	0.21%
HELOCs	—	—	14,883	909	407	1,172	17,371	0.91%
Total consumer	—	—	44,428	3,311	407	1,172	49,318	0.29%
Total	$6,057	$254,051	$96,332	$36,761	$407	$20,751	$414,359	0.73%

	Year Ended December 31, 2024
	Modification Type
			Combination:
($ in thousands)	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Term Extension	Rate Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$57,102	$26,420	$—	$—	$—	$83,522	0.48%
CRE	86,258	—	—	6,052	—	92,310	0.63%
Total commercial	143,360	26,420	—	6,052	—	175,832	0.47%
Consumer:
Single-family residential	—	15,397	222	—	140	15,759	0.11%
HELOCs	—	14,303	—	—	517	14,820	0.82%
Total consumer	—	29,700	222	—	657	30,579	0.19%
Total	$143,360	$56,120	$222	$6,052	$657	$206,411	0.38%

	Year Ended December 31, 2023
	Modification Type
			Combination:
($ in thousands)	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Term Extension	Reduction/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$62,704	$6,842	$—	$—	$—	$69,546	0.42%
CRE	13,939	—	—	32,470	—	46,409	0.31%
Total commercial	76,643	6,842	—	32,470	—	115,955	0.31%
Consumer:
Single-family residential	—	10,202	3,967	—	—	14,169	0.11%
HELOCs	—	3,148	1,170	—	815	5,133	0.30%
Total consumer	—	13,350	5,137	—	815	19,302	0.13%
Total	$76,643	$20,192	$5,137	$32,470	$815	$135,257	0.26%

The following tables present the financial effects of the loan modifications for the years ended December 31, 2025, 2024 and 2023 by loan class and modification type:

	Year Ended December 31, 2025
	Financial Effects of Loan Modifications
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	3.38%	1.1	0.8
CRE	—%	3.2	0.0
Multifamily	—%	10.0	0.0
Land and construction	—%	0.8	0.0
Consumer:
Single-family residential	—%	15.0	3.5
HELOCs	0.97%	15.3	4.8

	Year Ended December 31, 2024
	Financial Effects of Loan Modifications
($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	—%	2.1	1.7
CRE	1.28%	2.7	0.0
Consumer:
Single-family residential	1.63%	10.0	1.3
HELOCs	0.25%	0.0	1.7

	Year Ended December 31, 2023
	Financial Effects of Loan Modifications
($ in thousands)	Principal Forgiveness		Weighted-Average Interest Rate Reduction		Weighted-Average Term Extension (in years)	Weighted-Average Payment Delay (in years)
Commercial:
C&I	$371	(1)	—%	(1)	1.3	0.9
CRE	—		3.00%		2.1	0.0
Consumer:
Single-family residential	—		—%		9.3	1.8
HELOCs	—		0.11%		14.2	4.6
Total	$371

(1)Comprised of C&I loans modified during the year ended December 31, 2023 where the interest was waived in addition to principal forgiveness. No recorded investment was outstanding as of December 31, 2023.

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the years ended December 31, 2025, 2024 and 2023.

	Loans Modified that Subsequently Defaulted During the Year Ended December 31, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$206	$5,073	$—	$—	$5,279
CRE	29,991	—	—	—	29,991
Total commercial	30,197	5,073	—	—	35,270
Consumer:
Single-family residential	—	3,706	—	1,038	4,744
HELOCs	—	3,869	746	483	5,098
Total consumer	—	7,575	746	1,521	9,842
Total	$30,197	$12,648	$746	$1,521	$45,112

	Loans Modified that Subsequently Defaulted During the Year Ended December 31, 2024
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$3,684	$4,937	$—	$—	$8,621
Total commercial	3,684	4,937	—	—	8,621
Consumer:
Single-family residential	—	10,223	141	2,462	12,826
HELOCs	—	4,690	517	—	5,207
Total consumer	—	14,913	658	2,462	18,033
Total	$3,684	$19,850	$658	$2,462	$26,654

	Loans Modified that Subsequently Defaulted During the Year Ended December 31, 2023
($ in thousands)	Term Extension	Payment Delay	Combination: Rate Reduction/ Payment Delay	Combination: Term Extension/ Payment Delay	Total
Consumer:
Single-family residential	$—	$267	$—	$—	$267
HELOCs	—	749	—	—	749
Total consumer	—	1,016	—	—	1,016
Total	$—	$1,016	$—	$—	$1,016

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of loans that were modified during the years ended December 31, 2025, 2024 and 2023.

	Payment Performance as of December 31, 2025
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$185,058	$806	$2,165	$188,029
CRE	167,286	—	—	167,286
Multifamily residential	275	—	—	275
Construction and land	9,451	—	—	9,451
Total commercial	362,070	806	2,165	365,041
Consumer:
Single-family residential	25,119	5,577	1,251	31,947
HELOCs	13,217	2,886	1,268	17,371
Total consumer	38,336	8,463	2,519	49,318
Total	$400,406	$9,269	$4,684	$414,359
Total nonaccrual loans included above	$11,888	$206	$4,684	$16,778

	Payment Performance as of December 31, 2024
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$71,324	$12,198	$—	$83,522
CRE	92,310	—	—	92,310
Total commercial	163,634	12,198	—	175,832
Consumer:
Single-family residential	9,082	4,218	2,459	15,759
HELOCs	8,591	3,069	3,160	14,820
Total consumer	17,673	7,287	5,619	30,579
Total	$181,307	$19,485	$5,619	$206,411
Total nonaccrual loans included above	$9,209	$142	$5,619	$14,970

	Payment Performance as of December 31, 2023
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$52,087	$8,153	$9,306	$69,546
CRE	46,409	—	—	46,409
Total commercial	98,496	8,153	9,306	115,955
Consumer:
Single-family residential	11,197	2,425	547	14,169
HELOCs	4,207	177	749	5,133
Total consumer	15,404	2,602	1,296	19,302
Total	$113,900	$10,755	$10,602	$135,257
Total nonaccrual loans included above	$8,666	$310	$10,602	$19,578

As of December 31, 2025 and 2024, commitments to lend additional funds to borrowers whose loans were modified were $14 million and $10 million, respectively.

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

There were no changes to the reasonable and supportable forecast period, and no changes to the reversion to the historical loss experience method in 2025 and 2024.

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

The magnitude of the impact of these factors on the Company’s qualitative assessment of the allowance for credit losses changes from period to period according to changes made by management in its assessment of these factors. The extent to which these factors change may depend on whether they are already reflected in quantitative loss estimates during the current period and the extent to which changes in these factors diverge from period to period.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of December 31, 2025, collateral-dependent commercial and consumer loans totaled $69 million and $10 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $45 million and $23 million, respectively, as of December 31, 2024. The Company's collateral-dependent loans were secured by real estate. As of both December 31, 2025 and 2024, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the ALLL by portfolio segments for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052
ALLL recognized on PCD loans		18,175	—	—	—	—	—	—	18,175
Provision for (reversal of) credit losses on loans	(a)	106,941	26,825	4,386	(45)	8,398	2,656	(229)	148,932
Gross charge-offs		(44,996)	(24,237)	(8)	(1,996)	(57)	(6)	(152)	(71,452)
Gross recoveries		10,721	229	60	12	306	22	263	11,613
Total net (charge-offs) recoveries		(34,275)	(24,008)	52	(1,984)	249	16	111	(59,839)
Foreign currency translation adjustment		453	—	—	—	—	—	—	453
ALLL, end of period		$475,613	$221,494	$36,555	$15,468	$53,463	$5,804	$1,376	$809,773

		Year Ended December 31, 2024
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743
Provision for (reversal of) credit losses on loans	(a)	110,791	61,908	(2,684)	9,114	(10,176)	(873)	4,096	172,176
Gross charge-offs		(125,413)	(14,236)	(10)	(2,289)	(35)	(15)	(4,259)	(146,257)
Gross recoveries		6,505	413	436	203	9	73	—	7,639
Total net (charge-offs) recoveries		(118,908)	(13,823)	426	(2,086)	(26)	58	(4,259)	(138,618)
Foreign currency translation adjustment		(249)	—	—	—	—	—	—	(249)
ALLL, end of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052

		Year Ended December 31, 2023
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	Single-Family Residential	HELOCs	Other Consumer	Total
ALLL, beginning of period		$371,700	$149,864	$23,373	$9,109	$35,564	$4,475	$1,560	$595,645
Impact of ASU 2022-02 adoption		5,683	337	6	—	1	1	—	6,028
Provision for (reversal of) credit losses on loans	(a)	45,319	27,007	10,454	11,537	19,384	(424)	294	113,571
Gross charge-offs		(36,573)	(7,048)	(3)	(10,413)	—	(138)	(197)	(54,372)
Gross recoveries		6,803	432	545	236	69	33	—	8,118
Total net (charge-offs) recoveries		(29,770)	(6,616)	542	(10,177)	69	(105)	(197)	(46,254)
Foreign currency translation adjustment		(247)	—	—	—	—	—	—	(247)
ALLL, end of period		$392,685	$170,592	$34,375	$10,469	$55,018	$3,947	$1,657	$668,743

In addition to the ALLL, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 12 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-K for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the years ended December 31, 2025, 2024 and 2023:

		Year Ended December 31,
($ in thousands)		2025	2024	2023
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$39,526	$37,699	$26,264
Provision for credit losses on unfunded credit commitments	(b)	9,168	1,824	11,429
Foreign currency translation adjustments		(4)	3	6
Allowance for unfunded credit commitments, end of period		48,690	39,526	37,699
Provision for credit losses on loans, leases and unfunded credit commitments	(a) + (b)	$158,100	$174,000	$125,000

The allowance for credit losses on loans, leases and unfunded credit commitments was $858 million as of December 31, 2025, compared with $742 million as of December 31, 2024. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment, and an economic outlook that reflected continued caution regarding inflation, the high-interest rate environment and potential impacts from the escalating tariff and global trade tensions.

The Company considers multiple economic scenarios to develop the estimate of the ALLL. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of December 31, 2025, the Company assigned the same weightings to its baseline, while applying slightly lower and higher weightings to the upside and downside scenarios, respectively, as compared with December 31, 2024. The current baseline economic forecast continues to reflect key risks such as a weakening labor market, still-elevated interest rates, inflation, and concerns over global conflicts. Compared with December 2024, the December 2025 baseline forecast for GDP growth showed mild improvement in the near term, while the forecast for the unemployment rate showed an uptick beginning in 2026 and beyond. The downside scenario assumed the economy falls into recession in the first quarter of 2026 as a result of tariffs, rising inflation, still-elevated interest rates, political tensions, and reduced credit availability. The upside scenario assumed a more optimistic economic outlook, including stronger growth, stable financial markets, and full employment starting in the first quarter of 2026.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to ALLL are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$282,252	$39,475	$9,500	$—	$331,227
Sales (2)(3)	$264,445	$39,475	$11,316	$1,232	$316,468
Purchases (4)	$450,314	$—	$—	$515,390	$965,704

	Year Ended December 31, 2024
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$649,187	$9,417	$718	$—	$659,322
Sales (2)(3)	$650,256	$9,417	$718	$2,997	$663,388
Purchases (4)	$612,364	$—	$—	$387,629	$999,993

	Year Ended December 31, 2023
	Commercial			Consumer
		CRE		Residential Mortgage
($ in thousands)	C&I	CRE	Construction and Land	Single-Family Residential	Total
Loans transferred from held-for-investment to held-for-sale (1)	$647,943	$83,282	$8,154	$—	$739,379
Sales (2)(3)	$674,919	$86,749	$8,154	$—	$769,822
Purchases (4)	$106,493	$—	$—	$493,282	$599,775

(1)Includes write-downs to the ALLL related to loans transferred from held-for-investment to held-for-sale of $2 million for each of the years ended December 31, 2025 and 2024, and $5 million for the year ended December 31, 2023.
(2)Includes originated loans sold of $219 million, $508 million and $513 million for the years ended December 31, 2025, 2024 and 2023, respectively. Originated loans sold consisted primarily of C&I and CRE loans for the years ended December 31, 2025 and 2023, and consisted primarily of C&I loans for the year ended December 31, 2024.
(3)Includes $97 million, $156 million and $256 million of purchased loans sold in the secondary market for the years ended December 31, 2025, 2024 and 2023, respectively.
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

The majority of the affordable housing partnership, tax credit and CRA investments discussed above are VIEs, where the Company is a limited partner in these investments, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these investments due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

The Company elects to account for its tax credit investments using the PAM on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes in this Form 10-K. For discussion on the Company’s impairment evaluation and monitoring process of tax credit investments, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-K.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of December 31, 2025 and 2024:

	December 31,
	2025			2024
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$483,021		$172,343	$500,217		$280,919
Tax credit and CRA investments	140,723		43,878	160,429		21,202
Equity method of accounting and other:
Tax credits and CRA investments	345,748	(2)	121,275	265,994	(2)	105,743
Total	$969,492		$337,496	$926,640		$407,864

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $37 million and $29 million of equity securities without readily determinable fair values as of December 31, 2025 and 2024, respectively.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$87,214	$70,335	$60,939
Tax credit and CRA investments	111,906	110,260	—
Equity method of accounting and other:
Tax credit and CRA investments	119,098	64,720	124,433
Total tax credits and benefits	$318,218	$245,315	$185,372
Amortization (2):
PAM:
Affordable housing partnership investments (3)	$60,078	$46,113	$43,041
Tax credit and CRA investments (4)	88,883	90,113	—
Equity method of accounting and other:
Tax credit and CRA investments (5) (6)	74,795	54,242	120,299
Total amortization	$223,756	$190,468	$163,340

(1)Include~~s~~ purchased tax credits and was recorded in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2025, 2024 and 2023.
(2)Amortization of investments in affordable housing partnership, tax credit and CRA investments is included in Depreciation, amortization, and accretion, net on the Consolidated Statement of Cash Flows.
(3)Amortization related to investments in qualified affordable housing partnerships under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2025, 2024 and 2023.
(4)Following the adoption of ASU 2023-02 on January 1, 2024, amortization related to qualifying tax credit investments under PAM was recorded in Income tax expense on the Consolidated Statement of Income for the years ended December 31, 2025 and 2024.
(5)Amortization related to tax credit and CRA investments was recognized in Amortization of tax credit and CRA investments as part of noninterest expense on the Consolidated Statement Income for the years ended December 31, 2025, 2024 and 2023.
(6)Includes impairment charges of $1 million for the year ended December 31, 2024, and net impairment recoveries of $1 million for the year ended December 31, 2023. The activity was primarily related to historic tax credits.

As of December 31, 2025, the Company’s unfunded commitments related to investments in affordable housing partnership, tax credit and CRA investments, net are estimated to be funded as follows:

($ in thousands)	Amount
2026	$279,856
2027	43,982
2028	6,034
2029	1,440
2030	1,931
Thereafter	4,253
Total	$337,496

The Company also held equity securities without readily determinable fair values totaling $117 million and $118 million as of December 31, 2025 and 2024, respectively. These equity securities without readily determinable fair values are included in Other Assets on the Consolidated Balance Sheet.

Note 8 — Goodwill

Total goodwill was $466 million as of both December 31, 2025 and 2024. The Company’s goodwill impairment test is performed annually, as of December 31, or more frequently if events occur or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. The Company completed its annual goodwill impairment test as of December 31, 2025 by using a qualitative assessment, and concluded goodwill was not impaired. Additional information pertaining to the Company’s accounting policy for goodwill is summarized in Note 1 ~~—~~ Summary of Significant Accounting Policies ~~—~~ Significant Accounting Policies ~~—~~ Goodwill to the Consolidated Financial Statements in this Form 10-K.

As of December 31, 2025, the Company held an equity method investment totaling $108 million of which $101 million was comprised of equity method goodwill.

Note 9 — Deposits

The following table presents the composition of the Company’s deposits as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Deposits:
Noninterest-bearing demand	$16,697,099	$15,450,428
Interest-bearing checking	7,989,255	7,940,692
Money market	15,439,729	14,816,511
Savings:
Domestic office	1,503,006	1,583,657
Foreign office	168,798	167,963
Time deposits (1):
Domestic office	22,694,862	21,128,657
Foreign office	2,589,952	2,087,115
Total deposits	$67,082,701	$63,175,023

(1)The aggregate amount of time deposits that met or exceeded the deposit insurance limit was $18.3 billion and $16.5 billion as of December 31, 2025 and 2024, respectively.

The following table presents the scheduled maturities of time deposits for the five years succeeding December 31, 2025:

($ in thousands)	Amount
2026	$24,796,653
2027	415,251
2028	68,605
2029	2,908
2030	1,397
Total	$25,284,814

Note 10 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of December 31, 2025 and 2024:

			December 31,
			2025	2024
($ in thousands)	Interest Rate	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt (1) — floating	5.53%	12/15/2035	$32,320	$32,001
Bank
FHLB advances (2):
Floating (3)	3.87% — 3.96%	2026	$2,000,000	$3,000,000
Fixed	3.87% — 4.01%	2026	750,000	500,000
Overnight (4)	4.02%	1/2/2026	250,000	—
Total FHLB advances			$3,000,000	$3,500,000

(1)As of December 31, 2025, the outstanding junior subordinated debt was issued by MCBI Statutory Trust I and had a stated interest rate of 3-month CME Term Secured Overnight Financing Rate ("SOFR") + 1.81%. The contractual interest rates for junior subordinated debt were 5.53% and 6.17% as of December 31, 2025 and 2024, respectively.
(2)The weighted-average interest rate for FHLB advances was 3.94% as of December 31, 2025.
(3)Floating interest rates are based on the SOFR plus the established spread.
(4)Overnight interest rates are based on the Standard Credit Program’s Advance Rate, as published by the FHLB.

FHLB Advances

The Bank’s available borrowing capacity from FHLB advances totaled $11.8 billion as of December 31, 2025. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances. As of December 31, 2025, all advances were secured by real estate loans.

Long-Term Debt — Junior Subordinated Debt

As of December 31, 2025, East West had one statutory business trust for the purpose of holding junior subordinated debt issued to third party investors. The proceeds from these issuances represent liabilities of East West to the Trust and are reported as a component of Long-term debt on the Consolidated Balance Sheet. Interest payments on these securities are disbursed quarterly and are deductible for tax purposes. Outstanding principal amounts included $35 million of junior subordinated debt and $1 million of trust preferred securities as of December 31, 2025.

Note 11 — Income Taxes

The following table presents the components of income before income taxes and income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Income before income taxes:
U.S.	$1,686,561	$1,429,104	$1,425,756
Foreign	38,899	52,757	34,014
Total income before income taxes	1,725,460	1,481,861	1,459,770
Current income tax expense:
Federal	250,521	166,268	172,428
State	149,291	153,891	173,080
Foreign	8,235	10,399	2,240
Total current income tax expense	408,047	330,558	347,748
Deferred income tax (benefit) expense:
Federal	(20,242)	(6,467)	(24,319)
State	12,897	(5,582)	(23,415)
Foreign	(430)	(2,234)	(1,405)
Total deferred income tax benefit	(7,775)	(14,283)	(49,139)
Total income tax expense:
Federal	230,279	159,801	148,109
State	162,188	148,309	149,665
Foreign	7,805	8,165	835
Total income tax expense	$400,272	$316,275	$298,609

The following table presents the reconciliation of the federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Statutory U.S. federal tax rate	$362,347	21.0%	$311,191	21.0%	$306,552	21.0%
U.S. federal
Tax credits (1)
Tax credits and benefits under the PAM, net of amortization	(29,268)	(1.7)	(26,147)	(1.8)	(4,299)	(0.3)
Energy tax credit — solar	(42,406)	(2.5)	(52,722)	(3.5)	(70,364)	(4.8)
Energy tax credit — energy storage	(34,408)	(2.0)	(11,143)	(0.7)	—	—
New markets tax credit	—	—	—	—	(21,378)	(1.5)
Other tax credits	(23,802)	(1.4)	(18,906)	(1.3)	(34,076)	(2.3)
Changes in valuation allowance	13,353	0.8	—	—	—	—
Nontaxable or nondeductible items
Nondeductible FDIC insurance premiums	8,474	0.5	7,719	0.5	7,007	0.5
Other nontaxable or nondeductible items	4,899	0.3	(15,041)	(1.0)	217	0.0
Other, net	7,549	0.4	(3,879)	(0.3)	(4,544)	(0.3)
U.S. state and local income taxes, net of U.S. federal income tax effect (2)	125,638	7.3	116,091	7.8	118,236	8.1
Foreign tax effects	7,805	0.5	8,165	0.5	835	0.1
Changes in unrecognized tax benefits	91	0.0	947	0.1	423	0.0
Effective tax rate	$400,272	23.2%	$316,275	21.3%	$298,609	20.5%

(1)Following the adoption of ASU 2023-02 on January 1, 2024, the Company expanded the PAM to include qualifying investments in new markets, historic, production and energy tax credit programs, in addition to affordable housing partnerships.
(2)California state taxes made up the majority (greater than 50 percent) of state and local taxes.

The following table presents the income taxes paid (net of refunds received) by the Company for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Federal	$65,981	$68,371	$140,000
State
California	120,000	102,061	100,000
New York	67,001	59,049	36,732
Other states	12,080	11,278	14,953
Foreign	13,120	6,186	—
Total	$278,182	$246,945	$291,685

The following table summarizes the tax effects of temporary differences that give rise to a significant portion of deferred tax assets and liabilities as of December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses and nonperforming assets valuation allowance	$251,494	$233,879
Net unrealized losses on AFS debt and transferred securities	142,141	223,814
Stock compensation and other accrued compensation	46,825	41,118
Lease liabilities	40,714	27,644
Tax credit and capital loss carryforwards	51,193	11,122
Basis difference in investments	16,430	17,708
Nonaccrual loans’ interest income	8,306	8,809
State taxes	6,548	5,808
FDIC special assessment charge	2,615	16,843
Other	13,435	14,665
Total deferred tax assets	$579,701	$601,410
Valuation allowance	(13,353)	—
Total deferred tax assets, net of valuation allowance	$566,348	$601,410
Deferred tax liabilities:
Operating lease right-of-use assets	$37,225	$25,647
Basis difference in investments	26,203	25,587
Net unrealized gains on derivative hedges	14,704	—
Equipment lease financing	7,206	10,395
Other	7,006	26,437
Total deferred tax liabilities	$92,344	$88,066
Net deferred tax assets	$474,004	$513,344

The Company has not repatriated and does not intend to repatriate earnings from its foreign subsidiary. The Company determined such earnings are to be indefinitely reinvested in the local jurisdiction. The related unrecognized deferred tax liability on these earnings is immaterial.

As of December 31, 2025, the Company had deferred tax assets of $46 million related to tax credit carryforwards and $5 million related to state capital loss carryforwards. The Company’s tax credit carryforwards included $13 million of foreign tax credits as of December 31, 2025, which may not be fully utilized before they expire in 2034. The Company’s remaining carryforwards are expected to be fully utilized before they start to expire in 2028. The Company concluded that a valuation allowance was necessary to reduce the deferred tax assets associated with the foreign tax credits and recorded a $13 million valuation allowance as of December 31, 2025. For the remaining deferred tax assets it is more likely than not that there will be sufficient taxable income of appropriate nature in future years to realize these assets. For further information on the Company’s valuation policy on deferred taxes, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in this Form 10-K.

The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025		2024		2023
Beginning balance	$4,670		$1,193		$477
Additions for tax positions related to prior years	—		2,698	(1)	459
Deductions for tax positions related to prior years	(446)		—		—
Additions for tax positions related to current year	547		779		257
Settlements with taxing authorities	(2,019)	(2)	—		—
Ending balance	$2,752		$4,670		$1,193

(1)In 2024, the increase in positions related to prior years primarily related to proposed adjustments resulting from examination of the Company’s state tax returns.
(2)In 2025, the Company settled an issue related to the examination of the Company’s prior years’ state tax returns.

The Company recognizes interest and penalties, as applicable, related to the underpayment of income taxes as a component of Income tax expense on the Consolidated Statement of Income. The Company recorded net interest expense of $1 million for each of the years ended December 31, 2025 and 2024. In comparison, net interest and penalties expense was immaterial for the year ended 2023. Total accrued interest included in Accrued expenses and other liabilities on the Consolidated Balance Sheet was $232 thousand and $1 million as of December 31, 2025 and 2024, respectively.

The Company files federal income tax returns, as well as returns in various state and foreign jurisdictions. We are routinely examined by tax authorities in these various jurisdictions. The Company is subject to federal income tax examination for the tax years 2022 and forward. With few exceptions, the Company is also subject to tax examination in various state and local jurisdictions for the tax years 2021 and forward. The Company does not believe that the outcome of unresolved issues or claims in any of the tax jurisdictions is likely to have a material impact on the Company’s Consolidated Financial Statements. The Company believes that adequate provisions have been recorded for all income tax uncertainties consistent with ASC 740, Income Taxes as of December 31, 2025.

Note 12 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides loan commitments and letters of credit to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements.

The following table presents the Company’s credit-related commitments as of December 31, 2025 and 2024:

	December 31,
	2025					2024
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,927,242	$3,887,543	$716,718	$92,460	$9,623,963	$9,128,040
Commercial letters of credit and SBLCs	1,265,040	560,517	153,113	977,620	2,956,290	2,917,029
Total	$6,192,282	$4,448,060	$869,831	$1,070,080	$12,580,253	$12,045,069

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of December 31, 2025, total letters of credit of $3.0 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $31 million. In comparison, as of December 31, 2024, total letters of credit of $2.9 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $29 million. As of both December 31, 2025 and 2024, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments, and amounted to $49 million and $39 million as of December 31, 2025 and 2024, respectively. For further information on the allowance for unfunded credit commitments, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-K

Guarantees — The Company occasionally sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of December 31, 2025 and 2024:

	Maximum Potential Future Payments					Carrying Value (1)
	December 31,					December 31,
	2025				2024	2025	2024
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
Single-family residential loans sold or securitized with recourse	$15	$323	$2,799	$3,137	$4,375	$3,137	$4,375
Multifamily residential loans sold or securitized with recourse	124	40	14,832	14,996	14,996	15,895	17,770
Total	$139	$363	$17,631	$18,133	$19,371	$19,032	$22,145

(1)Represents the unpaid principal balance.

The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse and recorded an immaterial recourse reserve as of December 31, 2025 and 2024.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of December 31, 2025, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 13 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of December 31, 2025, 2024 and 2023. The total number of shares available for grant under the 2021 Stock Incentive Plan was approximately 3 million as of December 31, 2025.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Stock compensation costs	$76,189	$45,535	$39,867
Related net tax benefits for stock compensation plans	$3,041	$997	$8,959

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant, and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of RSU grants are time-based vesting awards, other RSUs vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from 0% to a maximum of 200% of the target number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements in this Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the year ended December 31, 2025. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date:

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, January 1, 2025	1,348,612	$75.70	282,061	$79.48
Granted	473,818	$95.20	88,660	$95.34
Vested	(359,890)	$78.17	(87,992)	$81.35
Forfeited	(110,516)	$80.18	—	$—
Outstanding, December 31, 2025	1,352,024	$81.51	282,729	$83.87

The weighted-average grant date fair value of the time-based RSUs granted during the years ended December 31, 2025, 2024, and 2023 was $95.20, $76.44, and $73.13, respectively. The weighted-average grant date fair value of the performance-based RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $95.34, $80.28 and $79.93, respectively. The total fair value of time-based RSUs that vested during the years ended December 31, 2025, 2024 and 2023 was $34 million, $25 million and $39 million, respectively. The total fair value of performance-based RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $14 million, $12 million and $21 million, respectively.

As of December 31, 2025, there was $35 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 1.8 years, and $5 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan — The 1998 Employee Stock Purchase Plan (the “Purchase Plan”) provides eligible employees of the Company the right to purchase shares of its common stock at a discount. Employees can purchase shares at 90% of the fair market price subject to an annual purchase limitation of $22,500 per employee. As of December 31, 2025, the Purchase Plan qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code and, accordingly, no compensation expense has been recognized. 2,000,000 shares of the Company’s common stock were authorized for sale under the Purchase Plan. During the years ended December 31, 2025 and 2024, 36,863 shares totaling $3 million and 41,563 shares totaling $3 million, respectively, were sold to employees under the Purchase Plan. As of December 31, 2025, there were 73,388 shares available under the Purchase Plan.

Note 14 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the years ended December 31, 2025, 2024 and 2023. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in this Form 10-K.

	Year Ended December 31,
($ and shares in thousands, except per share data)	2025		2024	2023
Basic:
Net income	$1,325,188		$1,165,586	$1,161,161
Basic weighted-average number of shares outstanding	138,342	(1)	138,898	141,164
Basic EPS	$9.58		$8.39	$8.23
Diluted:
Net income	$1,325,188		$1,165,586	$1,161,161
Less: Fair value changes of liability-classified equity contracts, net of tax (2)	(996)		—	—
Net income, diluted	$1,324,192		$1,165,586	$1,161,161
Basic weighted-average number of shares outstanding	138,342	(1)	138,898	141,164
Add: Dilutive impact of unvested RSUs and liability-classified equity contracts that are share-settled	788		1,060	738
Diluted weighted-average number of shares outstanding	139,130		139,958	141,902
Diluted EPS	$9.52		$8.33	$8.18

(1)Includes retirement-eligible employees’ awards.
(2)Applied blended statutory tax rate of 28.02% for the year ended December 31, 2025.

Approximately nine thousand, six thousand and 283 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computation for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of its common stock. The Company repurchased $115 million and $144 million of its common stock in the years ended December 31, 2025 and 2024, respectively. All repurchases were made on the open market at currently prevailing prices.

Note 15 — Accumulated Other Comprehensive (Loss) Income

The following table presents the changes in the components of AOCI balances for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, December 31, 2022	$(694,815)	$(49,531)	$(21,283)	$(765,629)
Net unrealized gains (losses) arising during the period	76,930	(4,277)	(56)	72,597
Amounts reclassified from AOCI	16,004	56,432	—	72,436
Changes, net of tax	92,934	52,155	(56)	145,033
Balance, December 31, 2023	$(601,881)	$2,624	$(21,339)	$(620,596)
Net unrealized gains (losses) arising during the period	50,302	(87,447)	(982)	(38,127)
Amounts reclassified from AOCI	9,427	64,036	—	73,463
Changes, net of tax	59,729	(23,411)	(982)	35,336
Balance, December 31, 2024	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains arising during the period	177,668	34,108	1,734	213,510
Amounts reclassified from AOCI	11,252	14,888	—	26,140
Changes, net of tax	188,920	48,996	1,734	239,650
Balance, December 31, 2025	$(353,232)	$28,209	$(20,587)	$(345,610)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investments in non-U.S. operations, including related hedges.

The following table presents the components of other comprehensive (loss) income, reclassifications to net income and the related tax effects for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax		Tax Effect	Net-of-Tax
Debt securities:
Net unrealized gains on AFS debt securities arising during the period	$252,366	$(74,698)	$177,668	$71,259	$(20,957)	$50,302	$109,216		$(32,286)	$76,930
Reclassification adjustments:
Net realized losses (gains) on AFS debt securities reclassified into net income (1)	937	(277)	660	(2,069)	612	(1,457)	6,862	(2)	(2,029)	4,833
Amortization of unrealized losses on transferred securities (3)	15,038	(4,446)	10,592	15,452	(4,568)	10,884	15,860		(4,689)	11,171
Net change	268,341	(79,421)	188,920	84,642	(24,913)	59,729	131,938		(39,004)	92,934
Cash flow hedges:
Net unrealized gains (losses) arising during the period	48,016	(13,908)	34,108	(124,382)	36,935	(87,447)	(5,767)		1,490	(4,277)
Net realized losses reclassified into net income (4)	20,959	(6,071)	14,888	91,083	(27,047)	64,036	79,843		(23,411)	56,432
Net change	68,975	(19,979)	48,996	(33,299)	9,888	(23,411)	74,076		(21,921)	52,155
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	1,641	93	1,734	(809)	(173)	(982)	698		(754)	(56)
Net change	1,641	93	1,734	(809)	(173)	(982)	698		(754)	(56)
Other comprehensive income	$338,957	$(99,307)	$239,650	$50,534	$(15,198)	$35,336	$206,712		$(61,679)	$145,033

(1)Pre-tax amounts were reported in Net gains (losses) on AFS debt securities and Provision for Credit Losses on the Consolidated Statement of Income Refer to Note 4 — Securities — Realized Gains and Credit Losses for further details.
(2)Represents the net loss related to an AFS debt security that was written-off in the first quarter of 2023 and subsequently sold during the fourth quarter of 2023.
(3)Represents unrealized losses amortized over the remaining useful lives of securities that were transferred from the AFS to HTM portfolio in 2022.
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

As of both December 31, 2025 and 2024, the Company and the Bank were both categorized as well capitalized based on applicable U.S. regulatory capital ratio requirements in accordance with Basel III standardized approaches, as set forth in the table below. The Company believes that no changes in conditions or events have occurred since December 31, 2025, which would result in changes that would cause the Company or the Bank to fall below the well capitalized level. The following table presents the regulatory capital information of the Company and the Bank as of December 31, 2025 and 2024:

	Basel III
	December 31, 2025		December 31, 2024 (1)
($ in thousands)	Amount	Ratio	Amount	Ratio	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer (3)	Well-Capitalized Requirement
Total capital (to risk-weighted assets)
Company	$9,480,208	16.4%	$8,561,797	15.6%	8.0%	10.5%	10.0%
East West Bank	$8,694,701	15.1%	$8,053,389	14.7%	8.0%	10.5%	10.0%
Tier 1 capital (to risk-weighted assets)
Company	$8,721,523	15.1%	$7,839,816	14.3%	6.0%	8.5%	6.0%
East West Bank	$7,973,536	13.9%	$7,367,996	13.4%	6.0%	8.5%	8.0%
CET1 capital (to risk-weighted assets)
Company (2)	$8,721,523	15.1%	$7,839,816	14.3%	4.5%	7.0%	N/A
East West Bank	$7,973,536	13.9%	$7,367,996	13.4%	4.5%	7.0%	6.5%
Tier 1 leverage capital (to adjusted quarterly average assets)
Company (2)	$8,721,523	10.9%	$7,839,816	10.4%	4.0%	4.0%	N/A
East West Bank	$7,973,536	10.0%	$7,367,996	9.8%	4.0%	4.0%	5.0%

N/A — Not applicable.
(1)Reflected a delay of the estimated impact of CECL on regulatory capital in accordance with regulatory capital rules.
(2)The well-capitalized requirements for CET1 capital and Tier 1 leverage capital apply only to the Bank since there is no CET1 capital ratio or Tier 1 leverage capital ratio component in the definition of a well-capitalized bank holding company.
(3)Includes a 2.5% capital conservation buffer requirement above the minimum risk-based capital ratios, where applicable.

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

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing, and loan syndication. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging.

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

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the years ended December 31, 2025, 2024 and 2023:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2025
Net interest income before provision for (reversal of) credit losses	$1,079,288	$1,028,314	$445,027	$2,552,629
Noninterest income	120,779	218,177	40,271	379,227
Total revenue before provision for (reversal of) credit losses	1,200,067	1,246,491	485,298	2,931,856
Provision for (reversal of) credit losses	26,044	152,085	(18,129)	160,000
Compensation and employee benefits	240,500	246,303	131,950	618,753
Other noninterest expense (1)	229,833	157,616	40,194	427,643
Total noninterest expense	470,333	403,919	172,144	1,046,396
Segment income before income taxes	703,690	690,487	331,283	1,725,460
Segment net income	$502,687	$493,508	$328,993	$1,325,188
Average balances:
Loans	$20,313,671	$34,000,936	$310,352	$54,624,959
Deposits	$33,384,458	$27,137,950	$4,326,953	$64,849,361
As of December 31, 2025
Segment assets	$21,384,121	$37,393,886	$21,656,990	$80,434,997

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2024
Net interest income before provision for (reversal of) credit losses	$1,152,033	$1,125,931	$752	$2,278,716
Noninterest income	108,773	197,780	28,665	335,218
Total revenue before provision for (reversal of) credit losses	1,260,806	1,323,711	29,417	2,613,934
Provision for (reversal of) credit losses	8,691	166,953	(1,644)	174,000
Compensation and employee benefits	217,612	234,240	98,882	550,734
Other noninterest expense (1)	234,494	161,969	10,876	407,339
Total noninterest expense	452,106	396,209	109,758	958,073
Segment income (loss) before income taxes	800,009	760,549	(78,697)	1,481,861
Segment net income	$563,218	$535,652	$66,716	$1,165,586
Average balances:
Loans	$18,966,662	$32,996,221	$405,897	$52,368,780
Deposits	$30,815,912	$25,820,956	$3,036,171	$59,673,039
As of December 31, 2024
Segment assets	$20,084,814	$35,646,939	$20,244,722	$75,976,475

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Year Ended December 31, 2023
Net interest income (loss) before provision for credit losses	$1,225,954	$1,116,013	$(29,713)	$2,312,254
Noninterest income	103,210	168,502	21,400	293,112
Total revenue (loss) before provision for credit losses	1,329,164	1,284,515	(8,313)	2,605,366
Provision for credit losses	21,454	100,391	3,155	125,000
Compensation and employee benefits	203,387	217,663	87,488	508,538
Other noninterest expense (1)	261,406	158,949	91,703	512,058
Total noninterest expense	464,793	376,612	179,191	1,020,596
Segment income (loss) before income taxes	842,917	807,512	(190,659)	1,459,770
Segment net income (loss)	$594,965	$570,153	$(3,957)	$1,161,161
Average balances:
Loans	$17,739,984	$31,365,547	$439,605	$49,545,136
Deposits	$28,174,781	$23,304,066	$3,483,884	$54,962,731
As of December 31, 2023
Segment assets	$19,165,172	$35,020,106	$15,427,606	$69,612,884

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

Note 18 — Parent Company Condensed Financial Statements

The following tables present the Parent Company-only condensed financial statements:

CONDENSED BALANCE SHEET

	December 31,
($ in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$664,002	$394,919
Investments in subsidiaries:
Bank	8,151,065	7,251,084
Nonbank	11,003	10,423
Other assets	130,535	125,552
TOTAL	$8,956,605	$7,781,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$32,320	$32,001
Other liabilities	25,083	26,923
Stockholders’ equity	8,899,202	7,723,054
TOTAL	$8,956,605	$7,781,978

CONDENSED STATEMENT OF INCOME

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Dividends from subsidiaries:
Bank	$750,000	$540,000	$704,000
Nonbank	66	127	322
Other investment income (losses) (1)	2,115	(954)	(2,738)
Other income	714	31	—
Total income	752,895	539,204	701,584
Interest expense on long-term debt	2,527	4,507	10,889
Compensation and employee benefits	11,132	7,283	7,204
Other expense (income) (2)	1,850	1,839	(1,086)
Total expense	15,509	13,629	17,007
Income before income tax benefit and equity in undistributed income of subsidiaries	737,386	525,575	684,577
Income tax benefit	3,510	4,143	5,844
Undistributed earnings of subsidiaries, primarily bank	584,292	635,868	470,740
Net income	$1,325,188	$1,165,586	$1,161,161

(1)Includes $1 million in DC Solar recoveries for the year ended December 31, 2025.
(2)Includes $307 thousand and $3 million in DC Solar recoveries for the years ended December 31, 2025 and 2023, respectively.

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,325,188	$1,165,586	$1,161,161
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries, principally bank	(584,292)	(635,868)	(470,740)
Deferred income tax expense	62	2,788	948
Net change in other assets	(5,549)	(6,912)	(4,160)
Net change in other liabilities	(1,686)	(802)	(47)
Other operating activities, net	1,083	1,265	2,443
Net cash provided by operating activities	734,806	526,057	689,605
CASH FLOWS FROM INVESTING ACTIVITIES
AFS debt securities:
Proceeds from maturities	1,945,000	—	—
Purchases	(1,944,333)	—	—
Redemption of trust preferred securities	—	3,558	—
Other investing activities, net	(732)	(494)	(95,095)
Net cash (used in) provided by investing activities	(65)	3,064	(95,095)
CASH FLOWS FROM FINANCING ACTIVITIES
Long-term debt:
Repayment of junior subordinated debt	—	(116,558)	—
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	3,212	3,023	3,208
Stock tendered for payment of withholding taxes	(19,239)	(14,877)	(23,751)
Repurchase of common stock pursuant to the stock repurchase program	(115,590)	(143,082)	(82,174)
Cash dividends paid	(334,041)	(308,478)	(274,554)
Net cash used in financing activities	(465,658)	(579,972)	(377,271)
Net increase (decrease) in cash and cash equivalents	269,083	(50,851)	217,239
Cash and cash equivalents, beginning of year	394,919	445,770	228,531
Cash and cash equivalents, end of year	$664,002	$394,919	$445,770

Note 19 — Subsequent Events

On January 22, 2026, the Company’s Board of Directors declared first quarter 2026 cash dividends for the Company’s common stock. The common stock cash dividend of $0.80 per share was paid on February 17, 2026 to stockholders of record as of February 2, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of December 31, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, issued an audit report on the effectiveness of internal control over financial reporting as of December 31, 2025. The audit report is presented on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
East West Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited East West Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
February 27, 2026

ITEM 9B.  OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or Section 16 reporting officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of the Company’s executive officers, and biographical information for each, is set forth in Item 1. Business — Information about our Executive Officers in this Form 10-K.

The other information required by this item will be set forth in the following sections of the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company’s fiscal year ended December 31, 2025, and this information is incorporated herein by reference:
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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the Company’s executive compensation will be set forth in the following sections of the 2026 Proxy Statement and this information is incorporated herein by reference:
•Director Compensation
•Compensation Discussion and Analysis

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2026 Proxy Statement under the heading “Stock Ownership of Principal Stockholders, Directors and Management” and this information is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth the total number of shares available for issuance under the Company’s employee equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	3,097,839	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	3,097,839

(1)Represents future shares available under the stockholder-approved 2021 Stock Incentive Plan effective March 4, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions will be set forth in the following sections of the 2026 Proxy Statement and this information is incorporated herein by reference:
•Director Independence, Financial Experts and Risk Management Experience
•Certain Relationships and Related Transactions

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, PCAOB ID: 185.

Information regarding principal accountant fees and services will be set forth in the 2026 Proxy Statement under the heading “Ratification of Auditors” and this information is incorporated herein by reference.

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

10.1.2
Amendment to Employment Agreement – Dominic Ng* [Incorporated by reference to Exhibit 10.1 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the Commission on May 9, 2025 (File No. 000-24939).]

10.2.1
Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.5 from Registrant’s Registration Statement on Form S-4 filed with the Commission on September 17, 1998 (File No. 333-63605).]

10.2.2
Amendment to Employment Agreement – Douglas P. Krause* [Incorporated by reference to Exhibit 10.2 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the Commission on May 9, 2025 (File No. 000-24939).]

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
10.5
Employment Agreement – Christopher Del Moral-Niles.* [Incorporated by reference to Exhibit 10.3 from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed with the Commission on May 9, 2025 (File No. 000-24939).]

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

10.6.5	East West Bank Amended and Restated Deferred Compensation Plan*. Filed herewith.
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

ITEM 16.  FORM 10-K SUMMARY

Not applicable.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	GHG	Greenhouse gas
ALCO	Asset/Liability Committee	GLBA	Gramm-Leach-Bliley Act of 1999
ALLL	Allowance for loan and lease losses	GNMA	Government National Mortgage Association
AML	Anti-money laundering	HELOC	Home equity line of credit
AOCI	Accumulated other comprehensive (loss) income	HTM	Held-to-maturity
ASC	Accounting Standards Codification	IAR	Independent Asset Review
ASU	Accounting Standards Update	IDI	Insured depository institution
BHC Act	Bank Holding Company Act of 1956, as amended	LCH	London Clearing House
BKX Index	Keefe, Bruyette & Woods Nasdaq Bank Index	LGD	Loss given default
BSA	Bank Secrecy Act	LTV	Loan-to-value
BTFP	Bank Term Funding Program	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
C&I	Commercial and industrial	MMBTU	Million British thermal unit
CECL	Current expected credit losses	NAV	Net asset value
CET1	Common Equity Tier 1	NRSROs	Nationally recognized statistical rating organizations
CFPB	Consumer Financial Protection Bureau	OBBBA	The One Big Beautiful Bill Act
CLO	Collateralized loan obligation	OFAC	Office of Foreign Assets Control
CME	Chicago Mercantile Exchange	OREO	Other real estate owned
CODM	Chief operating decision maker	OTTI	Other-than-temporary impairment
CRA	Community Reinvestment Act	PAM	Proportionate amortization method
CRE	Commercial real estate	PATRIOT Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001
DFPI	California Department of Financial Protection and Innovation	PCA	Prompt Corrective Action
DIF	Deposit Insurance Fund	PCD	Purchased credit deteriorated
DOJ	The U.S. Department of Justice	PD	Probability of default
EPS	Earnings per share	RMB	Chinese Renminbi
ERM	Enterprise risk management	ROA	Return on average assets
EVE	Economic value of equity	ROAE	Return on average common equity
EWCN	East West Bank (China) Limited	ROATCE	Return on average tangible common equity
FASB	Financial Accounting Standards Board	ROC	Risk Oversight Committee
FDIA	Federal Deposit Insurance Act	RPA	Credit risk participation agreement
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FFIEC	Federal Financial Institutions Examination Council	S&P	Standard & Poor's
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
FINRA	Financial Industry Regulatory Authority, Inc.	SEC	U.S. Securities and Exchange Commission
FRB	Federal Reserve Bank	SOFR	Secured Overnight Financing Rate
FTP	Funds transfer pricing	SRF	Standing Repurchase Agreement Facility
GAAP	Generally accepted accounting principles	U.S.	United States
GDP	Gross Domestic Product	USD	U.S. dollar
GENIUS Act	The Guiding and Establishing National Innovation for U.S. Stablecoins Act	VIE	Variable interest entity

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

Signature	Title	Date

/s/ DOMINIC NG	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Dominic Ng

/s/ CHRISTOPHER J. DEL MORAL-NILES	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Christopher J. Del Moral-Niles

MANUEL P. ALVAREZ*	Director	February 27, 2026
Manuel P. Alvarez

PETER BABEJ*	Director	February 27, 2026
Peter Babej

MOLLY CAMPBELL*	Director	February 27, 2026
Molly Campbell

ARCHANA DESKUS*	Director	February 27, 2026
Archana Deskus

SERGE DUMONT*	Director	February 27, 2026
Serge Dumont

MARK HUTCHINS*	Director	February 27, 2026
Mark Hutchins

PAUL H. IRVING*	Director	February 27, 2026
Paul H. Irving

SABRINA KAY*	Director	February 27, 2026
Sabrina Kay

JACK C. LIU*	Director	February 27, 2026
Jack C. Liu

LESTER M. SUSSMAN*	Lead Director	February 27, 2026
Lester M. Sussman

* Dominic Ng, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

Dated: February 27, 2026
	By	/s/ DOMINIC NG
Dominic Ng
Attorney-In-Fact
Chairman and Chief Executive Officer