Form 10-Q
period 2026-03-31
EAST WEST BANCORP INC
filed 2026-05-08
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 136,996,262 shares as of April 30, 2026.

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q contain “forward-looking statements” intended to be covered by the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) may make forward-looking statements in other documents that it files with, or furnishes to, the United States (“U.S.”) Securities and Exchange Commission (“SEC”), and management may make forward-looking statements to analysts, investors, media members and others. Forward-looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond the Company’s control. Forward-looking statements may relate to various matters, including the Company’s financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would” or similar expressions or variations thereof, and the negative thereof, although these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to known and unknown risks and uncertainties.

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
•current or potential disputes between the U.S., the People’s Republic of China and other countries;
•armed conflict involving Iran or heightened geopolitical tensions in other regions, including resulting oil price volatility and energy and other supply disruptions;
•changes in the commercial and consumer real estate markets;
•changes in consumer or commercial spending, savings and borrowing habits, patterns and behaviors;
•the Company’s ability to compete effectively against financial institutions and other entities, including as a result of emerging technologies;
•the success and timing of the Company’s business strategies;
•the Company’s ability to retain key officers and employees;
•changes in market interest rates, competition, regulatory requirements and product mix;
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
•the impact on the Company’s liquidity due to changes in its ability to receive dividends from subsidiaries;
•any strategic acquisitions or divestitures; and
•the introduction of new or expanded products and services or other events that may directly or indirectly result in a negative impact on the financial performance of the Company and its customers.

For a more detailed discussion of some of the factors that might cause future results to differ materially from historical performance and any forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026 under the heading Item 1A. Risk Factors and the Company’s subsequent filings with the SEC. Forward-looking statements speak only as of the date they are made and are based solely on information then actually known to the Company. The Company does not undertake, and expressly disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of such statements, except as required by law.

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$657,076	$656,125
Interest-bearing cash with banks	3,781,794	3,532,014
Cash and cash equivalents	4,438,870	4,188,139
Interest-bearing deposits with banks	10,498	16,189
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $14,546,038 and $13,619,781)	14,093,483	13,212,220
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,453,003 and $2,479,746)	2,858,978	2,870,058
Loans held-for-sale	27,585	20,976
Loans held-for-investment (net of allowance for loan and lease losses (“ALLL”) of $835,874 and $809,773)	57,264,875	56,068,399
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	983,976	969,492
Premises and equipment (net of accumulated depreciation of $178,189 and $175,297)	177,813	82,310
Operating lease right-of-use assets	134,129	125,407
Goodwill	465,697	465,697
Other assets	2,005,248	1,991,110
TOTAL	$82,886,152	$80,434,997
LIABILITIES
Deposits:
Noninterest-bearing	$17,480,959	$16,697,099
Interest-bearing	51,438,596	50,385,602
Total deposits	68,919,555	67,082,701
Federal Home Loan Bank (“FHLB”) advances	3,000,000	3,000,000
Securities sold under repurchase agreements (“repurchase agreements”)	494,027	—
Long-term debt and finance lease liabilities	35,545	35,645
Operating lease liabilities	148,731	138,206
Accrued expenses and other liabilities	1,288,859	1,279,243
Total liabilities	73,886,717	71,535,795
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 171,054,988 and 170,487,574 shares issued	171	170
Additional paid-in capital	2,131,219	2,111,316
Retained earnings	8,547,820	8,301,522
Treasury stock, at cost 34,075,876 and 32,908,712 shares	(1,291,555)	(1,168,196)
Accumulated other comprehensive loss (“AOCI”), net of tax	(388,220)	(345,610)
Total stockholders’ equity	8,999,435	8,899,202
TOTAL	$82,886,152	$80,434,997

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$858,878	$840,412
Debt securities	160,178	147,784
Resale agreements	1,625	1,610
Restricted equity securities	4,978	2,859
Interest-bearing cash and deposits with banks	29,851	39,137
Total interest and dividend income	1,055,510	1,031,802
INTEREST EXPENSE
Deposits	355,412	391,981
Federal funds purchased and other short-term borrowings	4	6
FHLB advances	25,004	38,866
Repurchase agreements	3,290	77
Long-term debt and finance lease liabilities	607	671
Total interest expense	384,317	431,601
Net interest income before provision for credit losses	671,193	600,201
Provision for credit losses	36,000	49,000
Net interest income after provision for credit losses	635,193	551,201
NONINTEREST INCOME
Commercial and consumer deposit-related fees	30,619	27,075
Lending and loan servicing fees	26,070	26,230
Foreign exchange income	15,447	15,837
Wealth management fees	22,260	13,679
Customer derivative income and derivative mark-to-market adjustments	5,529	4,069
Net gains on AFS debt securities	616	131
Other investment income	2,956	2,262
Other (loss) income	(941)	2,819
Total noninterest income	102,556	92,102
NONINTEREST EXPENSE
Compensation and employee benefits	172,665	146,435
Occupancy and equipment expense	18,248	15,689
Computer and software related expenses	14,747	13,314
Deposit insurance premiums and regulatory assessments	8,859	10,385
Deposit account expense	7,533	9,042
Other real estate owned (“OREO”) (income) expense	(264)	4,166
Other operating expense	36,542	37,375
Amortization of tax credit and CRA investments	21,984	15,742
Total noninterest expense	280,314	252,148
INCOME BEFORE INCOME TAXES	457,435	391,155
Income tax expense	99,639	100,885
NET INCOME	$357,796	$290,270
Earnings per share (“EPS”)
- Basic	$2.59	$2.10
- Diluted	$2.57	$2.08
Weighted-average number of shares outstanding
- Basic	138,054	138,201
- Diluted	138,919	139,291

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$357,796	$290,270
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(33,041)	57,285
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,521	2,692
Net changes in unrealized (losses) gains on cash flow hedges	(16,176)	31,280
Foreign currency translation adjustments	4,086	(1,012)
Other comprehensive (loss) income	(42,610)	90,245
COMPREHENSIVE INCOME	$315,186	$380,515

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	290,270	—	—	290,270
Other comprehensive income	—	—	—	—	90,245	90,245
Issuance of common stock pursuant to various stock compensation plans and agreements	476,708	13,186	—	—	—	13,186
Repurchase of common stock pursuant to various stock compensation plans and agreements	(193,569)	—	—	(17,747)	—	(17,747)
Repurchase of common stock pursuant to the stock repurchase program	(918,349)	—	—	(85,442)	—	(85,442)
Cash dividends on common stock ($0.60 per share)	—	—	(84,101)	—	—	(84,101)
BALANCE, MARCH 31, 2025	137,802,089	$2,044,068	$7,517,711	$(1,137,299)	$(495,015)	$7,929,465
BALANCE, JANUARY 1, 2026	137,578,862	$2,111,486	$8,301,522	$(1,168,196)	$(345,610)	$8,899,202
Net income	—	—	357,796	—	—	357,796
Other comprehensive loss	—	—	—	—	(42,610)	(42,610)
Issuance of common stock pursuant to various stock compensation plans and agreements	567,414	19,904	—	—	—	19,904
Repurchase of common stock pursuant to various stock compensation plans and agreements	(229,454)	—	—	(24,539)	—	(24,539)
Repurchase of common stock pursuant to the stock repurchase program	(937,710)	—	—	(98,820)	—	(98,820)
Cash dividends on common stock ($0.80 per share)	—	—	(111,498)	—	—	(111,498)
BALANCE, MARCH 31, 2026	136,979,112	$2,131,390	$8,547,820	$(1,291,555)	$(388,220)	$8,999,435

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$357,796	$290,270
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	36,000	49,000
Depreciation, amortization and accretion, net	62,393	49,440
Stock compensation costs	19,837	13,186
Deferred income tax benefit	(299)	(22,453)
Net gains on AFS debt securities	(616)	(131)
Net (gains) losses on OREO write-downs and sales	(2,005)	4,221
Loans held-for-sale:
Originations	(701)	—
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	361	—
Net change in accrued interest receivable and other assets	(19,815)	11,999
Net change in accrued expenses and other liabilities	(28,051)	(117,443)
Other operating activities, net	3,728	(203)
Total adjustments	70,832	(12,384)
Net cash provided by operating activities	428,628	277,886
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(46,870)	(75,519)
Interest-bearing deposits with banks	6,479	15,458
AFS debt securities:
Proceeds from sales	276,114	108,232
Proceeds from repayments, maturities and redemptions	620,362	663,906
Purchases	(1,822,755)	(2,236,267)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	106,087	36,206
Purchases	(250,646)	(224,459)
Other changes in loans held-for-investment, net	(1,078,413)	(346,052)
Purchases of premises and equipment, net	(99,046)	(2,506)
Proceeds from sales of OREO	16,034	8,695
Proceeds from repayments and redemptions of HTM debt securities	14,743	15,952
Redemption of FHLB stock, net	195	—
Other investing activities, net	2,663	884
Net cash used in investing activities	(2,255,053)	(2,035,470)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	1,815,576	(126,497)
FHLB advances:
Borrowings	200,000	1,000,000
Repayments	(300,000)	(1,000,000)
Net change in short-term FHLB advances	100,000	—
Net change in repurchase agreements	494,027	270,111
Repayment of lease liabilities	(210)	(209)
Common stock:
Stock tendered for payment of withholding taxes	(25,162)	(17,747)
Repurchase of common stock pursuant to the stock repurchase program	(97,842)	(85,442)
Cash dividends paid	(113,956)	(85,893)
Net cash provided by (used in) financing activities	2,072,433	(45,677)
Effect of exchange rate changes on cash and cash equivalents	4,723	803
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250,731	(1,802,458)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,188,139	5,250,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,438,870	$3,448,284

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$390,354	$434,683
Income taxes, net	$15,383	$19,340
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$117,081	$36,194
Loans transferred to OREO	$8,004	$6,598

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

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. SEC on February 27, 2026 (the “Company’s 2025 Form 10-K”), and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2025 Form 10-K.

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

Recent Accounting Pronouncements Yet to be Adopted

Standard	Required Date of Adoption	Description	Effect on Financial Statements
Accounting Standards Update (“ASU”) No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	January 1, 2027 Early adoption is permitted.
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
5.In the case of a dual hedge where a foreign-currency-denominated debt instrument is designated as the hedging instrument in a net investment hedge and a hedged item in a fair value of interest rate risk, the ASU requires the debt instruments’ fair value-hedge basis adjustment be excluded when performing the net investment hedge effectiveness assessment.

This guidance must be applied prospectively for all hedging relationships.
The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Yet to be Adopted (Continued)

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326)	January 1, 2027 Early adoption is permitted.
ASU 2025-08 broadens the population of financial assets that are within scope of the gross up approach under Accounting Standards Codification (“ASC”) 326 to include purchased seasoned loans which are defined as:

•Non-Purchased Credit Deteriorated (“PCD”) loans that are obtained in a business combination.
•Non-PCD loans that are (1) obtained in an asset acquisition or upon consolidation of a VIE that is not a business and (2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination.

The guidance also introduces an accounting policy election to use the amortized cost basis of the asset rather than the discounted cash flow analysis to subsequently measure the credit losses on purchased seasoned loans.

The new guidance is not applicable to credit card loans, ASC 606 receivables, or debt securities. The guidance must be applied prospectively.
The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.
ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027 Early adoption is permitted.
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
The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

Under applicable accounting standards, the Company measures a portion of its assets and liabilities at fair value. These assets and liabilities are predominantly recorded at fair value on a recurring basis. At times, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments only as required through the application of an accounting method such as lower of cost or fair value or write-down of individual assets. The Company categorizes its assets and liabilities into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. For more information regarding the fair value hierarchy and how the Company measures fair value, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

For additional information regarding the valuation methodologies used for the Company’s assets and liabilities measured at fair value on a recurring basis, as well as their general classification within the fair value hierarchy, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,237,787	$—	$—	$1,237,787
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	255,863	—	255,863
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	250,662	—	250,662
Residential mortgage-backed securities	—	10,844,437	—	10,844,437
Municipal securities	—	237,959	—	237,959
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	174,870	—	174,870
Residential mortgage-backed securities	—	373,497	—	373,497
Corporate debt securities	—	447,583	—	447,583
Foreign government bonds	—	240,395	—	240,395
Asset-backed securities	—	30,430	—	30,430
Total AFS debt securities	$1,237,787	$12,855,696	$—	$14,093,483
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,112	$4,294	$—	$26,406
Total affordable housing partnership, tax credit and CRA investments, net	$22,112	$4,294	$—	$26,406
Other assets:
Equity securities	$543	$—	$—	$543
Total other assets	$543	$—	$—	$543
Derivative assets:
Interest rate contracts	$—	$267,748	$—	$267,748
Foreign exchange contracts	—	55,603	—	55,603
Credit contracts	—	16	—	16
Equity contracts	—	—	583	583
Commodity contracts	—	146,385	—	146,385
Gross derivative assets	$—	$469,752	$583	$470,335
Netting adjustments (2)	$—	$(281,893)	$—	$(281,893)
Net derivative assets	$—	$187,859	$583	$188,442
Derivative liabilities:
Interest rate contracts	$—	$248,497	$—	$248,497
Foreign exchange contracts	—	49,991	—	49,991
Credit contracts	—	129	—	129
Equity contracts (3)	—	—	13,046	13,046
Commodity contracts	—	122,088	—	122,088
Gross derivative liabilities	$—	$420,705	$13,046	$433,751
Netting adjustments (2)	$—	$(129,385)	$—	$(129,385)
Net derivative liabilities	$—	$291,320	$13,046	$304,366

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$993,913	$—	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	257,654	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	265,338	—	265,338
Residential mortgage-backed securities	—	10,132,653	—	10,132,653
Municipal securities	—	243,102	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	190,948	—	190,948
Residential mortgage-backed securities	—	393,787	—	393,787
Corporate debt securities	—	464,981	—	464,981
Foreign government bonds	—	238,455	—	238,455
Asset-backed securities	—	31,389	—	31,389
Total AFS debt securities	$993,913	$12,218,307	$—	$13,212,220
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,098	$4,298	$—	$26,396
Total affordable housing partnership, tax credit and CRA investments, net	$22,098	$4,298	$—	$26,396
Other assets:
Equity securities	$630	$—	$—	$630
Total other assets	$630	$—	$—	$630
Derivative assets:
Interest rate contracts	$—	$298,558	$—	$298,558
Foreign exchange contracts	—	44,340	—	44,340
Credit contracts	—	25	—	25
Equity contracts	—	—	522	522
Commodity contracts	—	66,022	—	66,022
Gross derivative assets	$—	$408,945	$522	$409,467
Netting adjustments (2)	$—	$(257,525)	$—	$(257,525)
Net derivative assets	$—	$151,420	$522	$151,942
Derivative liabilities:
Interest rate contracts	$—	$256,870	$—	$256,870
Foreign exchange contracts	—	43,160	—	43,160
Equity contracts (3)	—	—	13,734	13,734
Credit contracts	—	51	—	51
Commodity contracts	—	72,158	—	72,158
Gross derivative liabilities	$—	$372,239	$13,734	$385,973
Netting adjustments (2)	$—	$(101,640)	$—	$(101,640)
Net derivative liabilities	$—	$270,599	$13,734	$284,333

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $10.3 billion and $9.6 billion of fair value as of March 31, 2026 and December 31, 2025, respectively.
(2)Represents the balance sheet netting of derivative assets and liabilities and related cash collateral under master netting agreements or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(3)Equity contracts classified as derivative liabilities consist of performance-based restricted stock units (“RSUs”) granted as part of EWBC’s consideration in an investment.

For the three months ended March 31, 2026 and 2025, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Derivative assets:
Equity contracts
Beginning balance	$522	$239
Total gains (losses) included in earnings (1)	61	(77)
Issuances (1)	—	256
Ending balance	$583	$418
Derivative liabilities:
Equity contracts (2)
Beginning balance	$13,734	$15,119
Total gains included in earnings (3)	(688)	—
Ending balance	$13,046	$15,119

(1)Included in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.
(3)Included in Other investment income on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements as of March 31, 2026 and December 31, 2025. The significant unobservable inputs presented in the table below are those that the Company considers significant to the fair value of the Level 3 assets. The Company considers unobservable inputs to be significant if, by their exclusion, the fair value of the Level 3 assets would be impacted by a predetermined percentage change.

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
March 31, 2026
Derivative assets:
Equity contracts	$583	Black-Scholes option pricing model	Equity volatility	41% — 62%	49%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$13,046	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%
December 31, 2025
Derivative assets:
Equity contracts	$522	Black-Scholes option pricing model	Equity volatility	34% — 53%	40%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$13,734	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of March 31, 2026 and December 31, 2025.
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

For additional information regarding the valuation methodologies used for the Company’s assets and liabilities measured at fair value on a nonrecurring basis, as well as their general classification within the fair value hierarchy, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

	Assets Measured at Fair Value on a Nonrecurring Basis as of March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$24,411	$24,411
Commercial real estate (“CRE”):
CRE	—	—	3,539	3,539
Total loans held-for-investment	$—	$—	$27,950	$27,950
Loans held-for-sale	$—	$7,209	$—	$7,209
OREO (1)	$—	$—	$2,668	$2,668

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$5,916	$5,916
CRE:
CRE	—	—	13,335	13,335
Total loans held-for-investment	$—	$—	$19,251	$19,251
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$953	$953
OREO (1)	$—	$—	$13,035	$13,035

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Loans held-for-investment:
Commercial:
C&I	$(12,906)	$(3,625)
CRE:
CRE	(1,306)	(13,839)
Multifamily residential	—	(1,181)
Total loans held-for-investment	$(14,212)	$(18,645)
Loans held-for-sale	$(3,792)	$—
OREO	(92)	(4,221)
Total nonrecurring fair value losses	$(18,096)	$(22,866)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of March 31, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-average of Inputs
March 31, 2026
Loans held-for-investment	$24,123	Fair value of collateral	Discount	55% — 75%	65%	(1)
	$3,827	Fair value of property	Selling cost	8%	8%

OREO	$2,668	Fair value of property	Selling cost	8%	8%

December 31, 2025
Loans held-for-investment	$4,516	Fair value of collateral	Discount	75% — 100%	75%	(1)
	$14,735	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$953	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$13,035	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of March 31, 2026 and December 31, 2025.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of March 31, 2026 and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	March 31, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,438,870	$4,438,870	$—	$—	$4,438,870
Interest-bearing deposits with banks	$10,498	$—	$10,498	$—	$10,498
Resale agreements	$425,000	$—	$351,104	$—	$351,104
HTM debt securities	$2,858,978	$526,048	$1,926,955	$—	$2,453,003
Restricted equity securities, at cost	$153,697	$—	$153,697	$—	$153,697
Loans held-for-sale	$27,585	$—	$27,585	$—	$27,585
Loans held-for-investment, net	$57,264,875	$—	$—	$55,875,553	$55,875,553
Mortgage servicing rights	$3,978	$—	$—	$6,981	$6,981
Accrued interest receivable	$316,124	$—	$316,124	$—	$316,124
Financial liabilities:
Demand, checking, savings and money market deposits	$43,508,071	$—	$43,508,071	$—	$43,508,071
Time deposits	$25,411,484	$—	$25,384,802	$—	$25,384,802
FHLB advances	$3,000,000	$—	$2,995,604	$—	$2,995,604
Repurchase agreements	$494,027	$—	$494,004	$—	$494,004
Long-term debt	$32,400	$—	$30,690	$—	$30,690
Accrued interest payable	$54,474	$—	$54,009	$—	$54,009

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,188,139	$4,188,139	$—	$—	$4,188,139
Interest-bearing deposits with banks	$16,189	$—	$16,189	$—	$16,189
Resale agreements	$425,000	$—	$351,065	$—	$351,065
HTM debt securities	$2,870,058	$524,887	$1,954,859	$—	$2,479,746
Restricted equity securities, at cost	$153,484	$—	$153,484	$—	$153,484
Loans held-for-sale	$20,976	$—	$20,976	$—	$20,976
Loans held-for-investment, net	$56,068,399	$—	$—	$54,665,865	$54,665,865
Mortgage servicing rights	$4,119	$—	$—	$7,114	$7,114
Accrued interest receivable	$315,669	$—	$315,669	$—	$315,669
Financial liabilities:
Demand, checking, savings and money market deposits	$41,797,887	$—	$41,797,887	$—	$41,797,887
Time deposits	$25,284,814	$—	$25,285,076	$—	$25,285,076
FHLB advances	$3,000,000	$—	$3,001,878	$—	$3,001,878
Long-term debt	$32,320	$—	$32,070	$—	$32,070
Accrued interest payable	$60,513	$—	$60,513	$—	$60,513

Note 3 — Securities Purchased under Resale Agreements and Sold Under Repurchase Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both March 31, 2026 and December 31, 2025. There were no repurchase agreements as of December 31, 2025.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are transacted under legally enforceable master netting agreements that, in the event of default by the counterparty, provide the Company with the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Company nets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when it has a legally enforceable master netting agreement and the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet Offsetting Repurchase and Reverse Repurchase Agreements. Collateral received includes securities that are not recognized on the Consolidated Balance Sheet. Collateral pledged consists of securities that are not netted on the Consolidated Balance Sheet against the related collateralized liability. Securities received or pledged as collateral in resale and repurchase agreements with other financial institutions may also be sold or re-pledged by the secured party, and are usually delivered to and held by third-party trustees. For more information regarding the Company’s accounting policy related to resale and repurchase agreement, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Assets Purchased under Resale Agreements and Securities Sold under Repurchase Agreements to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following tables present the resale and repurchase agreements included on the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

				Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Collateral Received (1)	Net Amount
March 31, 2026
Resale agreements	$425,000	$—	$425,000	$(425,000)	$—

				Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Liabilities Presented on the Consolidated Balance Sheet	Collateral Pledged (3)	Net Amount
Repurchase agreements (2)	$494,027	$—	$494,027	$(493,573)	$454

				Gross Amounts Not Offset on the Consolidated Balance Sheet
($ in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets Presented on the Consolidated Balance Sheet	Collateral Received (1)	Net Amount
December 31, 2025
Resale agreements	$425,000	$—	$425,000	$(350,953)	$74,047

(1)Represents the fair value of assets the Company has received under resale agreements, limited for table presentation purposes to the amount of the recognized asset due from each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Matured on April 23, 2026.
(3)Represents the fair value of assets the Company has pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized liability due to each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value by major categories of AFS and HTM debt securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,256,350	$495	$(19,058)	$1,237,787
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,503	—	(31,640)	255,863
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	277,947	74	(27,359)	250,662
Residential mortgage-backed securities	11,004,372	53,571	(213,506)	10,844,437
Municipal securities	275,348	5	(37,394)	237,959
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	197,286	—	(22,416)	174,870
Residential mortgage-backed securities	431,846	—	(58,349)	373,497
Corporate debt securities	535,158	—	(87,575)	447,583
Foreign government bonds	249,263	461	(9,329)	240,395
Asset-backed securities	30,965	—	(535)	30,430
Total AFS debt securities	14,546,038	54,606	(507,161)	14,093,483
HTM debt securities:
U.S. Treasury securities	542,059	—	(16,011)	526,048
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,937	—	(152,476)	855,461
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	470,484	—	(70,288)	400,196
Residential mortgage-backed securities	653,648	—	(125,740)	527,908
Municipal securities	184,850	—	(41,460)	143,390
Total HTM debt securities	2,858,978	—	(405,975)	2,453,003
Total debt securities	$17,405,016	$54,606	$(913,136)	$16,546,486

Refer to table footnotes on the following page.

	December 31, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,010,053	$837	$(16,977)	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,687	—	(30,033)	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	292,564	86	(27,312)	—	265,338
Residential mortgage-backed securities	10,251,714	68,588	(187,649)	—	10,132,653
Municipal securities	277,275	20	(34,193)	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	214,987	—	(22,139)	(1,900)	190,948
Residential mortgage-backed securities	452,208	—	(58,421)	—	393,787
Corporate debt securities	554,158	6	(89,183)	—	464,981
Foreign government bonds	247,249	437	(9,231)	—	238,455
Asset-backed securities	31,886	—	(497)	—	31,389
Total AFS debt securities	13,619,781	69,974	(475,635)	(1,900)	13,212,220
HTM debt securities:
U.S. Treasury securities	540,666	—	(15,779)	—	524,887
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,055	—	(146,921)	—	860,134
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	474,747	—	(69,471)	—	405,276
Residential mortgage-backed securities	662,127	—	(124,176)	—	537,951
Municipal securities	185,463	—	(33,965)	—	151,498
Total HTM debt securities	2,870,058	—	(390,312)	—	2,479,746
Total debt securities	$16,489,839	$69,974	$(865,947)	$(1,900)	$15,691,966

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of both March 31, 2026 and December 31, 2025, the accrued interest receivables were $54 million. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.
(2)Includes GNMA AFS debt securities with amortized cost and fair value both totaling $10.3 billion and $9.6 billion as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes GNMA HTM debt securities totaling $77 million of amortized cost and $63 million of fair value as of March 31, 2026, and $79 million of amortized cost and $65 million of fair value as of December 31, 2025.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities in a continuous unrealized loss position, aggregated by investment category and loss duration as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$510,306	$(5,956)	$577,595	$(13,102)	$1,087,901	$(19,058)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	255,863	(31,640)	255,863	(31,640)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	3,512	(57)	242,595	(27,302)	246,107	(27,359)
Residential mortgage-backed securities	2,834,504	(31,455)	1,462,115	(182,051)	4,296,619	(213,506)
Municipal securities	1,950	(42)	233,125	(37,352)	235,075	(37,394)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	174,870	(22,416)	174,870	(22,416)
Residential mortgage-backed securities	—	—	373,497	(58,349)	373,497	(58,349)
Corporate debt securities	—	—	447,583	(87,575)	447,583	(87,575)
Foreign government bonds	—	—	40,671	(9,329)	40,671	(9,329)
Asset-backed securities	—	—	30,430	(535)	30,430	(535)
Total AFS debt securities	$3,350,272	$(37,510)	$3,838,344	$(469,651)	$7,188,616	$(507,161)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$323,019	$(1,627)	$575,638	$(15,350)	$898,657	$(16,977)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	257,654	(30,033)	257,654	(30,033)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	256,503	(27,312)	256,503	(27,312)
Residential mortgage-backed securities	1,052,833	(5,480)	1,582,952	(182,169)	2,635,785	(187,649)
Municipal securities	—	—	237,214	(34,193)	237,214	(34,193)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	190,948	(22,139)	190,948	(22,139)
Residential mortgage-backed securities	—	—	393,787	(58,421)	393,787	(58,421)
Corporate debt securities	—	—	454,975	(89,183)	454,975	(89,183)
Foreign government bonds	—	—	90,769	(9,231)	90,769	(9,231)
Asset-backed securities	—	—	31,389	(497)	31,389	(497)
Total AFS debt securities	$1,375,852	$(7,107)	$4,071,829	$(468,528)	$5,447,681	$(475,635)

As of March 31, 2026, the Company had 467 AFS debt securities in a gross unrealized loss position, primarily consisting of 261 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 45 corporate debt securities and 61 non-agency mortgage-backed securities. In comparison, as of December 31, 2025, the Company had 429 AFS debt securities in a gross unrealized loss position, primarily consisting of 222 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 47 corporate debt securities and 66 non-agency mortgage-backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates each AFS debt security where the fair value declines below amortized cost. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of March 31, 2026 were mainly comprised of the following:

•Corporate debt securities — The market value movement as of March 31, 2026 was primarily due to interest rate movement and spread change. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value movement for the majority of these securities as of March 31, 2026 was primarily due to interest rate movement and spread change. A substantial majority of the non-agency mortgage-backed securities are rated investment grade by NRSROs or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time. Accordingly, the Company believes the risk of credit losses on these securities is low.

As of both March 31, 2026 and December 31, 2025, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities.

There was no allowance for credit losses recorded against these securities as of March 31, 2026, compared with an allowance for credit losses of $2 million as of December 31, 2025, related to a non-agency commercial mortgage-backed security that experienced a deterioration in both its credit rating and expected cash flows, resulting in its fair value falling below amortized cost. A $192 thousand reversal of credit losses was recognized for the three months ended March 31, 2026, as a result of the sale of this security, compared with no provision for credit losses for the three months ended March 31, 2025

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses using an expected loss model, similar to the methodology used for loans. For additional information on the Company’s credit loss methodology, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of March 31, 2026, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both March 31, 2026 and December 31, 2025. Overall, the Company believes that the credit support levels of the debt securities are strong and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Reversal of Credit Losses

The following table presents the gross realized gains from the sales of AFS debt securities (pre-tax), the reversal of credit losses, and the related tax expense included in earnings for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Gross realized gains from sales	$616	$131
Reversal of credit losses	$192	$—
Related tax expense	$239	$39

Interest Income

The following table presents the composition of interest income on debt securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Taxable interest	$156,567	$142,890
Nontaxable interest	3,611	4,894
Total interest income on debt securities	$160,178	$147,784

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of March 31, 2026. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$490,798	$597,938	$167,614	$—	$1,256,350
Fair value	482,999	589,040	165,748	—	1,237,787
Weighted-average yield (1)	1.13%	3.22%	3.79%	—%	2.48%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	1,677	50,000	178,331	57,495	287,503
Fair value	1,656	47,873	157,707	48,627	255,863
Weighted-average yield (1)	2.85%	2.00%	2.08%	2.16%	2.09%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	48,534	90,730	11,143,055	11,282,319
Fair value	—	46,851	83,689	10,964,559	11,095,099
Weighted-average yield (1) (2)	—%	2.86%	2.90%	4.74%	4.71%
Municipal securities
Amortized cost	7,800	17,636	22,598	227,314	275,348
Fair value	7,720	17,155	19,344	193,740	237,959
Weighted-average yield (1) (2)	1.21%	2.58%	2.40%	2.26%	2.26%
Non-agency mortgage-backed securities
Amortized cost	—	—	—	629,132	629,132
Fair value	—	—	—	548,367	548,367
Weighted-average yield (1)	—%	—%	—%	2.24%	2.24%
Corporate debt securities
Amortized cost	15,158	46,000	449,000	25,000	535,158
Fair value	15,058	42,999	366,134	23,392	447,583
Weighted-average yield (1)	4.70%	4.31%	2.36%	1.80%	2.57%
Foreign government bonds
Amortized cost	69,648	129,615	50,000	—	249,263
Fair value	69,779	129,945	40,671	—	240,395
Weighted-average yield (1)	2.29%	2.46%	1.75%	—%	2.27%
Asset-backed securities
Amortized cost	—	—	—	30,965	30,965
Fair value	—	—	—	30,430	30,430
Weighted-average yield (1)	—%	—%	—%	4.36%	4.36%
Total AFS debt securities
Amortized cost	$585,081	$889,723	$958,273	$12,112,961	$14,546,038
Fair value	$577,212	$873,863	$833,293	$11,809,115	$14,093,483
Weighted-average yield (1)	1.37%	3.06%	2.58%	4.54%	4.19%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$74,402	$467,657	$—	$—	$542,059
Fair value	72,898	453,150	—	—	526,048
Weighted-average yield (1)	0.83%	1.08%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	129,956	812,191	65,790	1,007,937
Fair value	—	118,920	683,742	52,799	855,461
Weighted-average yield (1)	—%	1.37%	1.96%	2.12%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	55,823	184,457	883,852	1,124,132
Fair value	—	51,287	159,382	717,435	928,104
Weighted-average yield (1) (2)	—%	1.51%	1.81%	1.67%	1.69%
Municipal securities
Amortized cost	—	—	13,884	170,966	184,850
Fair value	—	—	11,791	131,599	143,390
Weighted-average yield (1) (2)	—%	—%	2.35%	1.99%	2.02%
Total HTM debt securities
Amortized cost	$74,402	$653,436	$1,010,532	$1,120,608	$2,858,978
Fair value	$72,898	$623,357	$854,915	$901,833	$2,453,003
Weighted-average yield (1)	0.83%	1.17%	1.94%	1.75%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of March 31, 2026 and December 31, 2025, AFS and HTM debt securities with carrying values of $4.9 billion and $4.6 billion, respectively, were pledged to secure borrowings and for other purposes required or permitted by law. As of March 31, 2026 and December 31, 2025, AFS and HTM debt securities with fair values of $6.9 billion and $4.8 billion, respectively, were prepositioned for the Federal Reserve Bank (“FRB”) Standing Repurchase Agreement Facility.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
FRB of San Francisco stock	$66,586	$66,179
FHLB stock	87,111	87,305
Total restricted equity securities	$153,697	$153,484

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers with their risk management objectives. The Company’s goal is to manage interest rate sensitivity and volatility to mitigate the effect of interest rate changes on earnings or capital. The Company may also use foreign exchange contracts to manage the foreign exchange rate risk associated with certain foreign currency-denominated assets and liabilities, the funding needs of, as well as the Bank’s investment in, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. While the Company designates certain derivatives as hedging instruments in a qualifying hedge accounting relationship, other derivatives serve as economic hedges. For additional information on the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements of the Company’s 2025 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivatives as of March 31, 2026 and December 31, 2025. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $14 million and $34 million, respectively, as of March 31, 2026. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $16 million and $3 million, respectively, as of December 31, 2025. Total gross derivative asset and liability fair values are then adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	March 31, 2026					December 31, 2025
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,250,000	$22,611		$5,319		$4,250,000	$39,997		$139
Derivatives not designated as hedging instruments:
Interest rate contracts	$18,386,728	$245,137		$243,178		$18,987,277	$258,561		$256,731
Commodity contracts (1)	—	146,385		122,088		—	66,022		72,158
Foreign exchange contracts	4,869,406	55,603		49,991		4,550,101	44,340		43,160
Credit contracts (2)	348,244	16		129		303,421	25		51
Equity contracts	—	583	(3)	13,046	(4)	—	522	(3)	13,734	(4)
Total derivatives not designated as hedging instruments	$23,604,378	$447,724		$428,432		$23,840,799	$369,470		$385,834
Gross derivative assets/liabilities		$470,335		$433,751			$409,467		$385,973
Less: Master netting agreements		(111,845)		(111,845)			(74,138)		(74,138)
Less: Cash collateral received		(170,048)		(17,540)			(183,387)		(27,502)
Net derivative assets/liabilities		$188,442		$304,366			$151,942		$284,333

(1)The notional amount of the Company’s commodity contracts totaled 19 million barrels of crude oil and 280 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of March 31, 2026. In comparison, the notional amount of the Company’s commodity contracts totaled 16 million barrels of crude oil and 364 million MMBTUs of natural gas as of December 31, 2025.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in credit risk participation agreements (“RPAs”).
(3)The Company held warrant equity contracts in nine private companies as of both March 31, 2026 and December 31, 2025.
(4)Equity contracts classified as derivative liabilities consist of 349 thousand performance-based RSUs granted as part of EWBC’s consideration in an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of March 31, 2026, interest rate contracts in notional amounts of $4.3 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and are recorded within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of March 31, 2026, the Company expects to reclassify an estimated $2 million of after-tax net gains on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three months ended March 31, 2026 and 2025. The after-tax impact of cash flow hedges on AOCI is shown in Note 12 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended March 31,
($ in thousands)	2026	2025
(Losses) gains recognized in AOCI:
Interest rate contracts	$(22,382)	$37,466
(Gains) losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$(583)	$7,052

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both March 31, 2026 and December 31, 2025.

The following table presents the notional amounts and the gross fair values of interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions, which serve as economic hedges to customers’ positions, as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$7,535,710	$29,626	$209,641	$7,566,889	$47,448	$206,794
Written options	1,298,056	—	3,093	1,463,110	—	1,900
Collars and corridors	340,632	53	312	444,604	311	20
Subtotal	9,174,398	29,679	213,046	9,474,603	47,759	208,714
Foreign exchange contracts:
Forwards and spot	1,322,892	21,382	9,419	1,156,203	23,661	2,831
Swaps	831,485	9,187	5,435	785,956	13,272	661
Written options	64,561	—	2,276	63,460	—	73
Subtotal	2,218,938	30,569	17,130	2,005,619	36,933	3,565
Total	$11,393,336	$60,248	$230,176	$11,480,222	$84,692	$212,279
Economic hedges and other:
Interest rate contracts:
Swaps	$7,573,642	$212,016	$30,074	$7,604,959	$208,860	$47,682
Purchased options	1,298,056	3,130	—	1,463,110	1,922	—
Collars and corridors	340,632	312	58	444,605	20	335
Subtotal	9,212,330	215,458	30,132	9,512,674	210,802	48,017
Foreign exchange contracts:
Forwards and spot	236,106	3,863	4,712	234,278	1,602	3,498
Swaps	2,637,352	18,893	28,147	2,246,744	5,718	36,083
Purchased options	64,561	2,278	2	63,460	87	14
Subtotal	2,938,019	25,034	32,861	2,544,482	7,407	39,595
Total	$12,150,349	$240,492	$62,993	$12,057,156	$218,209	$87,612

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	6,244	Barrels	$66,760	$2,410	4,255	Barrels	$205	$28,533
Collars	3,035	Barrels	49,575	—	3,747	Barrels	21	13,622
Subtotal	9,279	Barrels	116,335	2,410	8,002	Barrels	226	42,155
Natural gas:
Swaps	89,873	MMBTUs	5,014	24,534	112,599	MMBTUs	5,814	18,403
Collars	51,497	MMBTUs	1,078	7,068	71,945	MMBTUs	1,879	6,693
Subtotal	141,370	MMBTUs	6,092	31,602	184,544	MMBTUs	7,693	25,096
Total			$122,427	$34,012			$7,919	$67,251
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	6,244	Barrels	$1,523	$53,380	4,255	Barrels	$25,309	$11
Collars	3,035	Barrels	—	29,529	3,747	Barrels	8,724	21
Subtotal	9,279	Barrels	1,523	82,909	8,002	Barrels	34,033	32
Natural gas:
Swaps	88,528	MMBTUs	18,314	4,325	110,506	MMBTUs	18,258	3,963
Collars	50,287	MMBTUs	4,121	842	68,965	MMBTUs	5,812	912
Subtotal	138,815	MMBTUs	22,435	5,167	179,471	MMBTUs	24,070	4,875
Total			$23,958	$88,076			$58,103	$4,907

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $584 thousand and $590 thousand as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$178,620	$—	$129	$133,756	$—	$51
RPAs — protection purchased	169,624	16	—	169,665	25	—
Total RPAs	$348,244	$16	$129	$303,421	$25	$51

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 3.5 years and 2.7 years as of March 31, 2026 and December 31, 2025, respectively.

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

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
($ in thousands)	Classification on Consolidated Statement of Income	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income and derivative mark-to-market adjustments	$1,247	$(1,402)
Credit contracts	Customer derivative income and derivative mark-to-market adjustments	(87)	10
Commodity contracts	Customer derivative income and derivative mark-to-market adjustments	(226)	(78)
Total derivative mark-to-market and credit valuation adjustments	Customer derivative income and derivative mark-to-market adjustments	934	(1,470)
Foreign exchange contracts	Foreign exchange income	14,338	13,238
Equity contracts - warrants	Lending and loan servicing fees	61	179
Equity contracts - performance-based RSU	Other investment income	688	—
Net derivative gains		$16,021	$11,947

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of March 31, 2026, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $4 million, for which $4 million collateral was posted to cover these positions. In comparison, as of December 31, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $3 million, for which $3 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both March 31, 2026 and December 31, 2025.

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

($ in thousands)	As of March 31, 2026
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$470,335	$(111,845)	$(170,048)	$188,442	$(30,186)	$158,256

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$433,751	$(111,845)	$(17,540)	$304,366	$(26,882)	$277,484

($ in thousands)	As of December 31, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$409,467	$(74,138)	$(183,387)	$151,942	$(42,779)	$109,163

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$385,973	$(74,138)	$(27,502)	$284,333	$—	$284,333

(1)Includes $6 million and $9 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2026 and December 31, 2025, respectively.
(2)Includes $19 million and $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of March 31, 2026 and December 31, 2025, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $175 million and $184 million as of March 31, 2026 and December 31, 2025, respectively. Of the gross cash collateral received, $170 million and $183 million were used to offset against derivative assets as of March 31, 2026 and December 31, 2025, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $24 million and $29 million as of March 31, 2026 and December 31, 2025, respectively. Of the gross cash collateral pledged, $18 million and $28 million were used to offset against derivative liabilities as of March 31, 2026 and December 31, 2025, respectively.
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

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026	December 31, 2025
Commercial:
C&I	$19,550,953	$18,650,755
CRE:
CRE	15,491,057	15,407,088
Multifamily residential	5,129,247	5,112,328
Construction and land	811,999	742,357
Total CRE	21,432,303	21,261,773
Total commercial	40,983,256	39,912,528
Consumer:
Residential mortgage:
Single-family residential (“SFR”)	15,119,709	15,002,549
Home equity lines of credit (“HELOCs”)	1,945,867	1,911,897
Total residential mortgage	17,065,576	16,914,446
Other consumer	51,917	51,198
Total consumer	17,117,493	16,965,644
Total loans held-for-investment (1)	$58,100,749	$56,878,172
ALLL	(835,874)	(809,773)
Loans held-for-investment, net (1)	$57,264,875	$56,068,399

(1)Includes $17 million and $26 million of net deferred loan fees and net unamortized premiums as of March 31, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans held-for-investment was $249 million and $251 million as of March 31, 2026 and December 31, 2025, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income recognized and reversed on nonaccrual loans was immaterial for both the three months ended March 31, 2026 and 2025. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2025 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $42.8 billion and $41.8 billion were pledged to secure borrowings and provide additional borrowing capacity as of March 31, 2026 and December 31, 2025, respectively.

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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the three months ended March 31, 2026, and the year ended December 31, 2025. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	March 31, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$665,659	$2,906,360	$1,485,504	$812,869	$444,075	$609,918	$12,030,255	$69,610	$19,024,250
Criticized (accrual)	25	400	38,075	34,555	85,971	50,822	255,792	—	465,640
Criticized (nonaccrual)	—	2,890	4,280	14,989	103	38,680	121	—	61,063
Total C&I	665,684	2,909,650	1,527,859	862,413	530,149	699,420	12,286,168	69,610	19,550,953
Gross write-offs (1)	—	38	89	8,193	4,601	3,202	10	—	16,133
CRE:
Pass	553,283	2,597,867	1,546,632	1,943,710	3,100,174	5,050,710	72,238	52,175	14,916,789
Criticized (accrual)	—	30,166	31,082	103,021	155,361	218,143	—	—	537,773
Criticized (nonaccrual)	—	2,013	—	18,785	—	15,697	—	—	36,495
Subtotal CRE	553,283	2,630,046	1,577,714	2,065,516	3,255,535	5,284,550	72,238	52,175	15,491,057
Gross write-offs	—	1,305	—	—	—	—	—	—	1,305
Multifamily residential:
Pass	229,288	840,553	326,725	429,290	1,132,216	2,125,158	28,102	3,804	5,115,136
Criticized (accrual)	—	—	—	—	5,151	8,685	—	—	13,836
Criticized (nonaccrual)	—	—	—	—	—	275	—	—	275
Subtotal multifamily residential	229,288	840,553	326,725	429,290	1,137,367	2,134,118	28,102	3,804	5,129,247
Construction and land:
Pass	56,612	270,045	122,595	236,324	85,197	16,787	5,105	—	792,665
Criticized (nonaccrual)	—	—	—	—	19,334	—	—	—	19,334
Subtotal construction and land	56,612	270,045	122,595	236,324	104,531	16,787	5,105	—	811,999
Total CRE	839,183	3,740,644	2,027,034	2,731,130	4,497,433	7,435,455	105,445	55,979	21,432,303
Total CRE gross write-offs (1)	—	1,305	—	—	—	—	—	—	1,305
Total commercial	$1,504,867	$6,650,294	$3,554,893	$3,593,543	$5,027,582	$8,134,875	$12,391,613	$125,589	$40,983,256
Total commercial gross write-offs (1)	$—	$1,343	$89	$8,193	$4,601	$3,202	$10	$—	$17,438

	March 31, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$756,418	$2,727,809	$1,696,060	$2,233,611	$2,737,115	$4,906,622	$—	$—	$15,057,635
Criticized (accrual)	—	6,395	4,497	6,832	3,751	6,995	—	—	28,470
Criticized (nonaccrual) (2)	—	9,003	5,848	4,869	3,188	10,696	—	—	33,604
Subtotal SFR mortgage	756,418	2,743,207	1,706,405	2,245,312	2,744,054	4,924,313	—	—	15,119,709
Gross write-offs (1)	7	3	20	4	8	79	—	—	121
HELOCs:
Pass	400	13,186	2,254	5,196	9,987	27,136	1,786,887	67,734	1,912,780
Criticized (accrual)	—	963	416	352	—	1,092	980	326	4,129
Criticized (nonaccrual)	—	1,123	133	2,525	2,932	16,895	826	4,524	28,958
Subtotal HELOCs	400	15,272	2,803	8,073	12,919	45,123	1,788,693	72,584	1,945,867
Total residential mortgage	756,818	2,758,479	1,709,208	2,253,385	2,756,973	4,969,436	1,788,693	72,584	17,065,576
Total residential mortgage gross write-offs (1)	7	3	20	4	8	79	—	—	121
Other consumer:
Pass	1,369	24,481	—	—	4,651	5,694	15,683	—	51,878
Criticized (accrual)	10	—	—	—	—	—	—	—	10
Criticized (nonaccrual)	—	—	—	—	—	—	29	—	29
Total other consumer	1,379	24,481	—	—	4,651	5,694	15,712	—	51,917
Total consumer	$758,197	$2,782,960	$1,709,208	$2,253,385	$2,761,624	$4,975,130	$1,804,405	$72,584	$17,117,493
Total consumer gross write-offs (1)	$7	$3	$20	$4	$8	$79	$—	$—	$121
Total loans held-for-investment:
Pass	$2,263,029	$9,380,301	$5,179,770	$5,661,000	$7,513,415	$12,742,025	$13,938,270	$193,323	$56,871,133
Criticized (accrual)	35	37,924	74,070	144,760	250,234	285,737	256,772	326	1,049,858
Criticized (nonaccrual)	—	15,029	10,261	41,168	25,557	82,243	976	4,524	179,758
Total	$2,263,064	$9,433,254	$5,264,101	$5,846,928	$7,789,206	$13,110,005	$14,196,018	$198,173	$58,100,749
Total loans held-for-investment gross write-offs (1)	$7	$1,346	$109	$8,197	$4,609	$3,281	$10	$—	$17,559

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$3,013,368	$1,717,361	$880,267	$536,461	$391,413	$302,893	$11,308,551	$67,968	$18,218,282
Criticized (accrual)	572	35,223	1,662	93,562	83,813	6,771	158,626	—	380,229
Criticized (nonaccrual)	2,922	4,733	26,810	1,640	9,525	6,526	88	—	52,244
Total C&I	3,016,862	1,757,317	908,739	631,663	484,751	316,190	11,467,265	67,968	18,650,755
Gross write-offs (1)	2,617	1,199	28,752	4,643	1,063	3,170	24	—	41,468
CRE:
Pass	2,615,789	1,562,420	2,015,433	3,188,363	1,708,927	3,607,918	78,712	47,512	14,825,074
Criticized (accrual)	30,275	29,807	116,862	134,018	48,569	183,937	—	—	543,468
Criticized (nonaccrual)	3,317	—	4,172	7,439	12,330	11,288	—	—	38,546
Subtotal CRE	2,649,381	1,592,227	2,136,467	3,329,820	1,769,826	3,803,143	78,712	47,512	15,407,088
Gross write-offs (1)	8,932	—	—	160	19	15,126	—	—	24,237
Multifamily residential:
Pass	895,323	338,209	478,782	1,138,693	663,916	1,547,124	32,207	3,820	5,098,074
Criticized (accrual)	—	—	—	5,175	—	8,787	—	—	13,962
Criticized (nonaccrual)	—	—	—	—	—	292	—	—	292
Subtotal multifamily residential	895,323	338,209	478,782	1,143,868	663,916	1,556,203	32,207	3,820	5,112,328
Gross write-offs (1)	—	—	—	—	—	8	—	—	8
Construction and land:
Pass	246,380	109,799	247,482	90,086	13,437	3,462	3,901	—	714,547
Criticized (nonaccrual)	—	8,897	—	18,913	—	—	—	—	27,810
Subtotal construction and land	246,380	118,696	247,482	108,999	13,437	3,462	3,901	—	742,357
Total CRE	3,791,084	2,049,132	2,862,731	4,582,687	2,447,179	5,362,808	114,820	51,332	21,261,773
Total CRE gross write-offs (1)	8,932	—	—	160	19	15,134	—	—	24,245
Total commercial	$6,807,946	$3,806,449	$3,771,470	$5,214,350	$2,931,930	$5,678,998	$11,582,085	$119,300	$39,912,528
Total commercial gross write-offs (1)	$11,549	$1,199	$28,752	$4,803	$1,082	$18,304	$24	$—	$65,713

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$2,861,764	$1,837,821	$2,349,242	$2,808,694	$1,860,110	$3,228,996	$—	$—	$14,946,627
Criticized (accrual)	3,157	3,646	5,589	5,427	235	9,356	—	—	27,410
Criticized (nonaccrual) (2)	4,566	891	3,445	4,617	1,620	13,373	—	—	28,512
Subtotal SFR mortgage	2,869,487	1,842,358	2,358,276	2,818,738	1,861,965	3,251,725	—	—	15,002,549
Gross write-offs (1)	—	14	—	—	—	—	—	—	14
HELOCs:
Pass	13,652	4,796	4,740	5,258	11,233	22,213	1,750,894	70,577	1,883,363
Criticized (accrual)	1,879	—	97	140	287	526	6,784	1,654	11,367
Criticized (nonaccrual)	1,288	13	379	2,610	1,232	7,033	—	4,612	17,167
Subtotal HELOCs	16,819	4,809	5,216	8,008	12,752	29,772	1,757,678	76,843	1,911,897
Gross write-offs (1)	—	—	—	—	—	—	—	6	6
Total residential mortgage	2,886,306	1,847,167	2,363,492	2,826,746	1,874,717	3,281,497	1,757,678	76,843	16,914,446
Total residential mortgage gross write-offs (1)	—	14	—	—	—	—	—	6	20
Other consumer:
Pass	25,146	—	—	4,635	129	5,570	15,576	—	51,056
Criticized (nonaccrual)	—	—	49	—	—	—	93	—	142
Total other consumer	25,146	—	49	4,635	129	5,570	15,669	—	51,198
Total consumer	$2,911,452	$1,847,167	$2,363,541	$2,831,381	$1,874,846	$3,287,067	$1,773,347	$76,843	$16,965,644
Total consumer gross write-offs (1)	$—	$14	$—	$—	$—	$—	$—	$6	$20
Total loans held-for-investment:
Pass	$9,671,422	$5,570,406	$5,975,946	$7,772,190	$4,649,165	$8,718,176	$13,189,841	$189,877	$55,737,023
Criticized (accrual)	35,883	68,676	124,210	238,322	132,904	209,377	165,410	1,654	976,436
Criticized (nonaccrual)	12,093	14,534	34,855	35,219	24,707	38,512	181	4,612	164,713
Total	$9,719,398	$5,653,616	$6,135,011	$8,045,731	$4,806,776	$8,966,065	$13,355,432	$196,143	$56,878,172
Total loans held-for-investment gross write-offs (1)	$11,549	$1,213	$28,752	$4,803	$1,082	$18,304	$24	$6	$65,733

(1)Excludes gross write-offs associated with loans the Company sold or settled.
(2)$1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating as of both March 31, 2026 and December 31, 2025.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$19,471,033	$13,266	$5,591	$18,857	$61,063	$19,550,953
CRE:
CRE	15,409,331	6,097	39,134	45,231	36,495	15,491,057
Multifamily residential	5,123,675	5,297	—	5,297	275	5,129,247
Construction and land	792,665	—	—	—	19,334	811,999
Total CRE	21,325,671	11,394	39,134	50,528	56,104	21,432,303
Total commercial	40,796,704	24,660	44,725	69,385	117,167	40,983,256
Consumer:
Residential mortgage:
SFR	15,009,884	46,542	28,789	75,331	34,494	15,119,709
HELOCs	1,893,351	18,452	5,106	23,558	28,958	1,945,867
Total residential mortgage	16,903,235	64,994	33,895	98,889	63,452	17,065,576
Other consumer	51,791	60	37	97	29	51,917
Total consumer	16,955,026	65,054	33,932	98,986	63,481	17,117,493
Total	$57,751,730	$89,714	$78,657	$168,371	$180,648	$58,100,749

	December 31, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$18,572,467	$25,962	$82	$26,044	$52,244	$18,650,755
CRE:
CRE	15,354,548	10,525	3,469	13,994	38,546	15,407,088
Multifamily residential	5,110,783	1,253	—	1,253	292	5,112,328
Construction and land	714,547	—	—	—	27,810	742,357
Total CRE	21,179,878	11,778	3,469	15,247	66,648	21,261,773
Total commercial	39,752,345	37,740	3,551	41,291	118,892	39,912,528
Consumer:
Residential mortgage:
SFR	14,899,224	46,010	27,674	73,684	29,641	15,002,549
HELOCs	1,860,080	23,328	11,322	34,650	17,167	1,911,897
Total residential mortgage	16,759,304	69,338	38,996	108,334	46,808	16,914,446
Other consumer	50,979	56	21	77	142	51,198
Total consumer	16,810,283	69,394	39,017	108,411	46,950	16,965,644
Total	$56,562,628	$107,134	$42,568	$149,702	$165,842	$56,878,172

The following table presents the amortized cost of loans on nonaccrual status for which there was no related ALLL as of both March 31, 2026 and December 31, 2025. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	March 31, 2026	December 31, 2025
Commercial:
C&I	$14,769	$21,723
CRE	32,874	33,705
Construction and land	19,334	27,810
Total commercial	66,977	83,238
Consumer:
SFR	8,828	6,095
HELOCs	7,913	4,081
Total consumer	16,741	10,176
Total nonaccrual loans with no related ALLL	$83,718	$93,414

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $15 million of foreclosed assets as of March 31, 2026, compared with $21 million as of December 31, 2025. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $26 million and $16 million as of March 31, 2026 and December 31, 2025, respectively.

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

The following tables present the amortized cost of loans that were modified during the three months ended March 31, 2026 and 2025 by loan class and modification type:

	Three Months Ended March 31, 2026
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$83,122	$—	$—	$83,122	0.43%
CRE	39,686	—	—	39,686	0.26%
Land and construction	—	19,334	—	19,334	2.38%
Total commercial	122,808	19,334	—	142,142	0.35%
Consumer:
SFR	—	5,680	—	5,680	0.04%
HELOCs	—	1,286	—	1,286	0.07%
Total consumer	—	6,966	—	6,966	0.04%
Total	$122,808	$26,300	$—	$149,108	0.26%

	Three Months Ended March 31, 2025
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$15,651	$—	$23,749	$39,400	0.23%
CRE	18,082	—	—	18,082	0.12%
Multifamily	280	—	—	280	0.01%
Total commercial	34,013	—	23,749	57,762	0.15%
Consumer:
SFR	—	4,061	88	4,149	0.03%
HELOCs	—	975	911	1,886	0.10%
Total consumer	—	5,036	999	6,035	0.04%
Total	$34,013	$5,036	$24,748	$63,797	0.12%

The following table presents the financial effects of the loan modifications for the three months ended March 31, 2026 and 2025 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended March 31,
	2026		2025
($ in thousands)	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)
Commercial:
C&I	1.1	0.0	1.1	1.0
CRE	1.1	0.0	5.0	0.0
Land and construction	0.0	0.7	0.0	0.0
Consumer:
SFR	0.0	0.5	10.0	1.0
HELOCs	0.0	1.1	17.6	15.4

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the three months ended March 31, 2026 and 2025.

	Loans Modified that Subsequently Defaulted During the Three Months Ended March 31, 2026
($ in thousands)	Term Extension	Payment Delay	Total
Commercial:
C&I	$—	$28,639	$28,639
Total commercial	—	28,639	28,639
Consumer:
SFR	—	3,202	3,202
HELOCs	—	295	295
Total consumer	—	3,497	3,497
Total	$—	$32,136	$32,136

	Loans Modified that Subsequently Defaulted During the Three Months Ended March 31, 2025
($ in thousands)	Term Extension	Payment Delay	Total
Commercial:
C&I	$—	$2,193	$2,193
CRE	22,631	—	22,631
Total commercial	22,631	2,193	24,824
Consumer:
SFR	$—	$3,455	$3,455
HELOCs	—	2,121	2,121
Total consumer	—	5,576	5,576
Total	$22,631	$7,769	$30,400

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified over the last 12 months as of March 31, 2026 and 2025:

	Payment Performance as of March 31, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$178,896	$400	$28,639	$207,935
CRE	127,782	30,110	—	157,892
Construction and land	9,603	—	19,334	28,937
Total commercial	316,281	30,510	47,973	394,764
Consumer:
SFR	22,385	8,602	3,723	34,710
HELOCs	12,927	3,843	—	16,770
Total consumer	35,312	12,445	3,723	51,480
Total	$351,593	$42,955	$51,696	$446,244
Total nonaccrual loans included above	$31,559	$400	$51,696	$83,655

	Payment Performance as of March 31, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$80,147	$3,608	$1,515	$85,270
CRE	66,040	—	—	66,040
Multifamily residential	280	—	—	280
Total commercial	146,467	3,608	1,515	151,590
Consumer:
SFR	8,122	3,469	3,597	15,188
HELOCs	5,137	2,369	3,796	11,302
Total consumer	13,259	5,838	7,393	26,490
Total	$159,726	$9,446	$8,908	$178,080
Total nonaccrual loans included above	$29,925	$3,608	$8,908	$42,441

As of March 31, 2026 and December 31, 2025, commitments to lend additional funds to borrowers whose loans were modified totaled $2 million and $14 million, respectively.

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

There were no changes to the reasonable and supportable forecast period, and no change to the reversion to the historical loss experience method for the three months ended March 31, 2026 and 2025.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Risk rating, sector, loan origination size, loan age, delinquency status	Unemployment rate, gross domestic product (“GDP”), and U.S. Treasury rates
CRE, Multifamily residential, and Construction and land	Collateral value, property type, geographic location, loan age, delinquency status	Unemployment rate, GDP, and U.S. Treasury rates
SFR and HELOCs	Collateral value, FICO score, geographic location, loan age, delinquency status	House Price Indices, unemployment rate, GDP
Other consumer	Loss rate approach	Immaterial — Macroeconomic variables are included in the qualitative estimate

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

Quantitative Component — ALLL for the Consumer Loan Portfolio

For SFR and HELOC loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period. To estimate the life of a loan for the SFR and HELOC loan portfolios, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. For other consumer loans, the Company uses a loss rate approach.

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

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of March 31, 2026, collateral-dependent commercial and consumer loans totaled $58 million and $17 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $69 million and $10 million, respectively, as of December 31, 2025. The Company's collateral-dependent loans were secured by real estate. As of both March 31, 2026 and December 31, 2025, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the ALLL by portfolio segments for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31, 2026
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR	HELOCs	Other Consumer	Total
ALLL, beginning of period		$475,613	$221,494	$36,555	$15,468	$53,463	$5,804	$1,376	$809,773
Provision for (reversal of) credit losses on loans	(a)	17,892	11,160	2,880	2,593	3,519	92	(262)	37,874
Gross charge-offs		(18,385)	(1,305)	—	(893)	(121)	—	(75)	(20,779)
Gross recoveries		7,918	453	11	2	22	3	251	8,660
Total net (charge-offs) recoveries		(10,467)	(852)	11	(891)	(99)	3	176	(12,119)
Foreign currency translation adjustment		346	—	—	—	—	—	—	346
ALLL, end of period		$483,384	$231,802	$39,446	$17,170	$56,883	$5,899	$1,290	$835,874

		Three Months Ended March 31, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR	HELOCs	Other Consumer	Total
ALLL, beginning of period		$384,319	$218,677	$32,117	$17,497	$44,816	$3,132	$1,494	$702,052
Provision for (reversal of) credit losses on loans	(a)	36,370	8,105	201	(305)	2,072	1,739	(120)	48,062
Gross charge-offs		(988)	(13,937)	(4)	(1,996)	(9)	—	(49)	(16,983)
Gross recoveries		1,564	54	10	3	50	8	13	1,702
Total net recoveries (charge-offs)		576	(13,883)	6	(1,993)	41	8	(36)	(15,281)
Foreign currency translation adjustment		23	—	—	—	—	—	—	23
ALLL, end of period		$421,288	$212,899	$32,324	$15,199	$46,929	$4,879	$1,338	$734,856

In addition to the ALLL, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
($ in thousands)		2026	2025
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$48,690	$39,526
(Reversal of) provision for credit losses on unfunded credit commitments	(b)	(1,682)	938
Foreign currency translation adjustments		(3)	—
Allowance for unfunded credit commitments, end of period		$47,005	$40,464
Provision for credit losses on loans, leases and unfunded credit commitments	(a) + (b)	$36,192	$49,000

The allowance for credit losses on loans, leases and unfunded credit commitments was $883 million as of March 31, 2026, an increase of $25 million, compared with $858 million as of December 31, 2025. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment, and an economic outlook that reflected continued caution regarding inflation, the high-interest rate environment, and rising oil prices as a result of the Middle East conflict.

The Company considers multiple economic scenarios to develop the estimate of the ALLL. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of March 31, 2026, the Company assigned the same weighting to each of its upside, downside and baseline scenarios as compared with December 31, 2025. Compared with the December 2025 forecast, the March 2026 baseline forecast for GDP growth showed improvement in the near term and deterioration starting the fourth quarter of 2026. Unemployment rates have also decreased slightly in the current forecast due to lower forecasted labor force growth. The downside scenario assumed the economy falls into recession in the second quarter of 2026 as a result of rising oil prices, inflation, tariffs, deportations, and still-elevated interest rates. The upside scenario assumed a more optimistic economic outlook, including faster resolutions to global conflicts, stronger growth, stable financial markets, and full employment starting in the second quarter of 2026.

Loan Transfers, Sales and Purchases

The Company’s primary business focus is on directly originated loans. The Company also purchases loans from and participates in loan financing with other banks. In the normal course of business, the Company also provides other financial institutions with the ability to participate in commercial loans that it originates, by selling loans to such institutions. Purchased loans may be transferred from held-for-investment to held-for-sale, and write-downs to ALLL are recorded, when appropriate. The following tables provide information on the carrying value of loans transferred, sold and purchased, during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Commercial			Consumer
			CRE	Residential Mortgage
($ in thousands)	C&I		Multifamily Residential	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$101,777		$9,959	$5,345	$117,081
Sales (2)(3)	$98,280		$9,959	$363	$108,602
Purchases	$109,892	(4)	$—	$140,511	$250,403

	Three Months Ended March 31, 2025
	Commercial				Consumer
			CRE		Residential Mortgage
($ in thousands)	C&I		CRE	Construction and Land	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$6,356		$20,338	$9,500	$—	$36,194
Sales (2)(3)	$6,356		$20,338	$11,316	$—	$38,010
Purchases	$136,943	(4)	$—	$—	$87,364	$224,307

(1)Includes write-downs of $2 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for each of the three months ended March 31, 2026 and 2025.
(2)Includes originated loans sold of $69 million and $34 million for the three months ended March 31, 2026 and 2025, respectively. Originated loans sold were primarily comprised of C&I loans for the three months ended March 31, 2026, and CRE and construction loans for the three months ended March 31, 2025.
(3)Includes $39 million and $4 million of purchased loans sold in the secondary market for the three months ended March 31, 2026 and 2025, respectively.
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

The majority of the affordable housing partnership, tax credit and CRA investments discussed above are variable interest entities where the Company is a limited partner in these investments, and an unrelated third party is typically the general partner or managing member who has control over the significant activities of these investments. While the Company’s interest in some of the investments may exceed 50% of the outstanding equity interests, the Company does not consolidate these investments due to the general partner’s or managing member’s ability to manage the entity, which is indicative of the general partner’s or managing member’s power over the entity. The Company’s maximum exposure to loss in connection with these partnerships consists of the unamortized investment balance and any tax credits claimed that may become subject to recapture.

The Company elects to account for its tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis if certain conditions are met. For the Company’s accounting policies on PAM, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in the Company’s 2025 Form 10-K. For discussion on the Company’s impairment evaluation and monitoring process for tax credit investments, refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments, net as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$468,044		$161,505	$483,021		$172,343
Tax credit and CRA investments	145,280		57,071	140,723		43,878
Equity method of accounting and other:
Tax credits and CRA investments	370,652	(2)	149,346	345,748	(2)	121,275
Total	$983,976		$367,922	$969,492		$337,496

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $37 million of equity securities without readily determinable fair values as of both March 31, 2026 and December 31, 2025.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$20,156	$19,662
Tax credit and CRA investments	25,182	17,633
Equity method of accounting and other:
Tax credit and CRA investments	20,149	12,005
Total tax credits and benefits	$65,487	$49,300

Amortization (2):
PAM (3):
Affordable housing partnership investments	$14,977	$15,406
Tax credit and CRA investments	23,105	12,864
Equity method of accounting and other:
Tax credit and CRA investments (4)	21,984	15,742
Total amortization	$60,066	$44,012

(1)Included in Income tax expense on the Consolidated Statement of Income.
(2)Amortization of affordable housing partnership, tax credit and CRA investments is included in Depreciation, amortization, and accretion, net on the Consolidated Statement of Cash Flows.
(3)For affordable housing partnership, tax credit and CRA investments that are qualified for accounting under PAM, amortization is included in Income tax expense on the Consolidated Statement of Income.
(4)For tax credit and CRA investments that are not accounted for under PAM, amortization is included in Amortization of tax credit and CRA investments as part of Noninterest expense on the Consolidated Statement Income.

The Company also held equity securities without readily determinable fair values totaling $117 million as of both March 31, 2026 and December 31, 2025, included in Other Assets on the Consolidated Balance Sheet.

Note 8 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	5.49%	12/15/2035	$32,400	$32,320
Bank
FHLB advances (2):
Floating (3)	3.78% — 3.88%	2026 — 2027	$1,900,000	$2,000,000
Fixed	3.87% — 3.95%	2026	1,100,000	750,000
Overnight	N/A	N/A	—	250,000
Total FHLB advances			$3,000,000	$3,000,000

N/A — Not applicable.
(1)As of March 31, 2026, the outstanding junior subordinated debt was issued by MCBI Statutory Trust I and had a stated interest of 3-month CME Term Secured Overnight Financing Rate (“SOFR”) + 1.81%. The contractual interest rates for junior subordinated debt were 5.49% and 5.53% as of March 31, 2026 and December 31, 2025, respectively. For additional information on the junior subordinated debt, refer to Note 10 - Federal Home Loan Bank Advances and Long-Term Debt in the Company’s 2025 Form 10-K.
(2)The weighted-average interest rates for FHLB advances were 3.87% and 3.94% as of March 31, 2026 and December 31, 2025, respectively.
(3)Floating interest rates are based on the SOFR plus the established spread.

The Bank’s available borrowing capacity from FHLB advances totaled $11.7 billion as of March 31, 2026. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances and standby letters of credit (“SBLC”). As of March 31, 2026, all advances were secured by real estate loans.

Note 9 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides loan commitments and letters of credit to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements.

The following table presents the Company’s credit-related commitments as of March 31, 2026 and December 31, 2025:

	March 31, 2026					December 31, 2025
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,699,796	$3,405,090	$855,790	$219,462	$9,180,138	$9,623,963
Commercial letters of credit and SBLCs	1,339,368	566,099	152,788	934,073	2,992,328	2,956,290
Total	$6,039,164	$3,971,189	$1,008,578	$1,153,535	$12,172,466	$12,580,253

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of March 31, 2026, total letters of credit of $3.0 billion consisted of SBLCs of $3.0 billion and commercial letters of credit of $39 million. In comparison, as of December 31, 2025, total letters of credit of $3.0 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $31 million. As of both March 31, 2026 and December 31, 2025, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $47 million and $49 million as of March 31, 2026 and December 31, 2025, respectively. For further information on the allowance for unfunded credit commitments, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Guarantees — The Company occasionally sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of March 31, 2026 and December 31, 2025:

	Maximum Potential Future Payments					Carrying Value (1)
	March 31, 2026				December 31, 2025	March 31, 2026	December 31, 2025
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
SFR loans sold or securitized with recourse	$14	$397	$2,580	$2,991	$3,137	$2,991	$3,137
Multifamily residential loans sold or securitized with recourse	116	39	14,841	14,996	14,996	15,595	15,895
Total	$130	$436	$17,421	$17,987	$18,133	$18,586	$19,032

(1)Represents the unpaid principal balance.

The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse and recorded an immaterial recourse reserve as of both March 31, 2026 and December 31, 2025.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of March 31, 2026, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 10 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both March 31, 2026 and December 31, 2025.

The following table presents a summary of the total share-based compensation expense and the related net tax benefits associated with the Company’s various employee share-based compensation plans for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Stock compensation costs	$19,837	$13,186
Related net tax benefits for stock compensation plans	$6,934	$2,655

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient. RSUs generally cliff vest after three years of continued employment from the date of the grant and are authorized to settle in shares of the Company’s common stock. Dividends are accrued during the vesting period and paid at the time of vesting. While a portion of the RSU grants are time-based vesting awards, other RSUs vest subject to the attainment of additional specified performance goals, referred to as “performance-based RSUs.” Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on the performance in the year prior to the grant date of the award. The number of awards that vest can range from 0% to a maximum of 200% of the target number of awards based on the Company’s achievement of specified performance criteria over a performance period of three years. For information on accounting on stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements of the Company’s 2025 Form 10-K.

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the three months ended March 31, 2026. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-average Grant Date Fair Value	Shares	Weighted-average Grant Date Fair Value
Outstanding, January 1, 2026	1,352,024	$81.51	282,729	$83.87
Granted	438,555	111.61	114,482	113.88
Vested	(394,959)	74.60	(96,271)	79.93
Forfeited	(9,669)	92.11	—	—
Outstanding, March 31, 2026	1,385,951	$92.93	300,940	$96.55

As of March 31, 2026, there was $62 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.1 years, and $12 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.5 years.

Note 11 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three months ended March 31, 2026 and 2025. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

	Three Months Ended March 31,
($ and shares in thousands, except per share data)	2026		2025
Basic:
Net income	$357,796		$290,270
Basic weighted-average number of shares outstanding	138,054	(1)	138,201
Basic EPS	$2.59		$2.10
Diluted:
Net income	$357,796		$290,270
Less: Fair value changes of liability-classified equity contracts, net of tax (2)	(495)		—
Net income, diluted	$357,301		$290,270
Basic weighted-average number of shares outstanding	138,054	(1)	138,201
Add: Dilutive impact of unvested RSUs	865		1,090
Diluted weighted-average number of shares outstanding	138,919		139,291
Diluted EPS	$2.57		$2.08

(1)Includes retirement-eligible employees’ awards.
(2)Applied blended statutory tax rate of 28.02% for the three months ended March 31, 2026.

Approximately 113 thousand and 91 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three months ended March 31, 2026 and 2025, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized a stock repurchase of up to $300 million of the Company’s common stock. The Company repurchased $99 million and $85 million of its common stock for the three months ended March 31, 2026 and 2025, respectively.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of AOCI balances for the three months ended March 31, 2026 and 2025:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	57,377	26,325	(1,012)	82,690
Amounts reclassified from AOCI	2,600	4,955	—	7,555
Changes, net of tax	59,977	31,280	(1,012)	90,245
Balance, March 31, 2025	$(482,175)	$10,493	$(23,333)	$(495,015)
Balance, January 1, 2026	$(353,232)	$28,209	$(20,587)	$(345,610)
Net unrealized (losses) gains arising during the period	(32,472)	(15,765)	4,086	(44,151)
Amounts reclassified from AOCI	1,952	(411)	—	1,541
Changes, net of tax	(30,520)	(16,176)	4,086	(42,610)
Balance, March 31, 2026	$(383,752)	$12,033	$(16,501)	$(388,220)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investments in non-U.S. operations.

The following table presents the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(46,086)	$13,614	$(32,472)	$81,538	$(24,161)	$57,377
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(808)	239	(569)	(131)	39	(92)
Amortization of unrealized losses on transferred securities (2)	3,579	(1,058)	2,521	3,822	(1,130)	2,692
Net change	(43,315)	12,795	(30,520)	85,229	(25,252)	59,977
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(22,382)	6,617	(15,765)	37,466	(11,141)	26,325
Net realized (gains) losses reclassified into net income (3)	(583)	172	(411)	7,052	(2,097)	4,955
Net change	(22,965)	6,789	(16,176)	44,518	(13,238)	31,280
Foreign currency translation adjustments:
Net unrealized gains (losses) arising during the period	4,086	—	4,086	(1,012)	—	(1,012)
Net change	4,086	—	4,086	(1,012)	—	(1,012)
Other comprehensive (loss) income	$(62,194)	$19,584	$(42,610)	$128,735	$(38,490)	$90,245

(1)Pre-tax amounts were reported in Net gains on AFS debt securities and Provision for Credit Losses on the Consolidated Statement of Income. Refer to Note 4 — Securities — Realized Gains and Reversal of Credit Losses for further details.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(3)Pre-tax amounts related to cash flow hedges on variable rate loans were reported in Interest and dividend income on the Consolidated Statement of Income.

Note 13 — Business Segments

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined based on customer type, the channels through which customers are served, and the products and services provided. The chief operating decision maker (“CODM”) is the Chairman and Chief Executive Officer of the Company. The CODM regularly reviews the Company’s operating results to allocate resources and assess performance. Operating segment results are also based on the Company’s internal management reporting process, which reflects the allocations of certain balance sheet and income statement line items. The CODM uses certain performance measures such as segment net income and considers variances of actual results from forecast results on a quarterly basis when making decisions on resource allocations between segments. The segment information presented is not indicative of how the segments would perform if they operated as independent entities.

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

The remaining centralized functions, including the corporate treasury activities of the Company, tax credit investment activities, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

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

Each segment’s net interest income represents the difference between actual interest earned on assets and interest incurred on liabilities of the segment, adjusted for funding charges or credits through the Company’s FTP process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Loan charge-offs and provision for credit losses are recorded to the segments where the loans are recorded. Significant corporate overhead expenses incurred by centralized support areas in the Treasury and Other segment are allocated to the Consumer and Business Banking and Commercial Banking segments based on the segment’s estimated usage factors including, but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Amortization of tax credit and CRA investments and certain types of administrative expenses are generally not allocated to segments.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three months ended March 31, 2026 and 2025:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Three Months Ended March 31, 2026
Net interest income before provision for (reversal of) credit losses	$269,247	$261,286	$140,660		$671,193
Noninterest income	39,962	54,331	8,263		102,556
Total revenue before provision for (reversal of) credit losses	309,209	315,617	148,923		773,749
Provision for (reversal of) credit losses	9,185	27,007	(192)		36,000
Compensation and employee benefits	70,096	74,844	27,725		172,665
Other noninterest expense (1)	62,005	36,470	9,174		107,649
Total noninterest expense	132,101	111,314	36,899		280,314
Segment income before income taxes	167,923	177,296	112,216		457,435
Segment net income	$120,864	$127,639	$109,293		$357,796
Average balances:
Loans	$21,034,978	$36,019,671	$—	(2)	$57,054,649
Deposits	$35,048,413	$28,087,719	$4,411,502		$67,547,634
As of March 31, 2026
Segment assets	$21,626,337	$38,707,909	$22,551,906		$82,886,152

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other	Total
Three Months Ended March 31, 2025
Net interest income before provision for credit losses	$269,733	$253,001	$77,467	$600,201
Noninterest income	32,285	53,579	6,238	92,102
Total revenue before provision for credit losses	302,018	306,580	83,705	692,303
Provision for credit losses	7,685	40,779	536	49,000
Compensation and employee benefits	61,964	61,187	23,284	146,435
Other noninterest expense (1)	57,192	42,318	6,203	105,713
Total noninterest expense	119,156	103,505	29,487	252,148
Segment income before income taxes	175,177	162,296	53,682	391,155
Segment net income	$123,088	$114,025	$53,157	$290,270
Average balances:
Loans	$19,762,287	$33,211,037	$364,387	$53,337,711
Deposits (3)	$32,326,906	$26,129,141	$4,181,535	$62,637,582
As of March 31, 2025
Segment assets	$20,404,813	$35,790,014	$19,970,186	$76,165,013

(1)The Consumer and Business Banking segment's other noninterest expense is primarily comprised of corporate overhead allocated expenses, occupancy and equipment expense, and other operating expenses. The Commercial Banking segment’s other noninterest expense is primarily comprised of corporate overhead allocated expenses, occupancy and equipment expense, deposit account expense, and other operating expenses. The Treasury and Other segment's other noninterest expense is primarily comprised of amortization of tax credit and CRA investments, and other operating expenses, net of any corporate overhead expenses allocated to other segments.
(2)Reallocated to the Commercial Banking and Consumer and Business Banking segments effective first quarter of 2026.
(3)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of East West Bancorp, Inc. (referred to herein on an unconsolidated basis as “East West” and on a consolidated basis as the “Company,” “we,” “our” or “EWBC”) and its subsidiaries, including its subsidiary bank, East West Bank and its subsidiaries (referred to herein as “East West Bank” or the “Bank”). This information is intended to facilitate the understanding and assessment of significant changes and trends related to the Company’s results of operations and financial condition. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes presented elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”), and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the United States (“U.S.”) Securities and Exchange Commission (“SEC”) on February 27, 2026 (the “Company’s 2025 Form 10-K”).

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of March 31, 2026, the Company had $82.9 billion in total assets and approximately 3,400 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2025 Form 10-K.

Current Developments

Economic Developments

Evolving geopolitical uncertainties, including armed conflict involving Iran or heightened tensions in other regions, as well as changes in trade policies and tariffs, continue to raise concerns about inflation, oil and energy price volatility, and supply chain disruptions. At its March and April 2026 meetings, the Federal Reserve maintained the federal funds target rate, reflecting a cautious stance as it manages persistent inflationary pressures and a gradually cooling labor market amid an increasingly uncertain global environment. These factors may create volatility that could affect both inflation and overall economic growth. The Company monitors changes in economic and industry conditions and their impacts on the Company’s business, customers, employees, communities and markets.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geographic and Political Uncertainties and — Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Regulatory Updates

In March 2026, the federal banking agencies issued proposed revisions to the U.S. regulatory capital framework. The proposals would, among other things, modify aspects of the standardized approach to risk-based capital treatment of certain exposure categories that are material to the Company. The proposed changes address the definition of capital, the calculation of certain risk-weighted assets and future indexing of certain dollar-based thresholds. The Company has been monitoring these proposals and assessing their potential impacts on its regulatory capital position.

Financial Review

	Three Months Ended March 31,
($ and shares in thousands, except per share, and ratio data)	2026	2025
Summary of operations:
Net interest income before provision for credit losses	$671,193	$600,201
Noninterest income	102,556	92,102
Total revenue	773,749	692,303
Provision for credit losses	36,000	49,000
Noninterest expense	280,314	252,148
Income before income taxes	457,435	391,155
Income tax expense	99,639	100,885
Net income	$357,796	$290,270
Per share:
Basic earnings	$2.59	$2.10
Diluted earnings	$2.57	$2.08
Dividends declared	$0.80	$0.60
Weighted-average number of shares outstanding:
Basic	138,054	138,201
Diluted	138,919	139,291
Performance metrics:
Return on average assets (“ROA”)	1.79%	1.56%
Return on average common equity (“ROAE”)	16.04%	14.96%
Return on average tangible common equity (“ROATCE”) (1)	16.92%	15.92%
Common dividend payout ratio	31.16%	28.97%
Net interest margin	3.49%	3.35%
Efficiency ratio (2)	36.23%	36.42%

At period end:	March 31, 2026	December 31, 2025
Total assets	$82,886,152	$80,434,997
Total loans	$58,128,334	$56,899,148
Total deposits	$68,919,555	$67,082,701
Common shares outstanding at period-end	136,979	137,579
Book value per share	$65.70	$64.68
Tangible book value per share (1)	$62.27	$61.27

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

The Company’s net income for the first quarter 2026 was $358 million, a $68 million or 23% increase from the same prior year period. The year-over-year increase was primarily driven by higher net interest income before provision for credit losses, lower provision for credit losses, and increased noninterest income, partially offset by higher noninterest expense. Noteworthy aspects of the Company’s performance for the first quarter of 2026 included:

•Net interest income and net interest margin. First quarter 2026 net interest income before provision for credit losses of $671 million increased $71 million or 12% from the first quarter of 2025. First quarter 2026 net interest margin of 3.49% increased 14 bps year-over-year.

•Earnings per share growth. First quarter 2026 basic and diluted earnings per share both increased 23% to $2.59 and $2.57, respectively, from the first quarter of 2025.

•Profitability ratios. First quarter 2026 ROA, ROAE and the ROATCE of 1.79%, 16.04% and 16.92%, respectively, increased 23 bps, 108 bps and 100 bps year-over-year, respectively. ROATCE is a non-GAAP financial measure. For additional information regarding the reconciliation of non-GAAP financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Efficiency ratios. First quarter 2026 efficiency ratio was 36.23%, compared with 36.42% for the same period in 2025. The improvement in the efficiency ratio was primarily due to higher net interest income before provision for credit losses and an increase in noninterest income.

•Asset growth. Total assets reached $82.9 billion as of March 31, 2026, an increase of $2.5 billion from December 31, 2025, primarily driven by a $1.2 billion or 2% increase in net loans held-for-investment and an $881 million or 7% increase in available-for-sale (“AFS”) debt securities.

•Deposit growth. Total deposits were $68.9 billion as of March 31, 2026, an increase of $1.8 billion or 3%, from December 31, 2025, primarily driven by growth in money market and noninterest-bearing demand deposits.

•Capital levels. Stockholders’ equity was $9.0 billion as of March 31, 2026, up $100 million or 1%, from December 31, 2025. Book value per share of $65.70 as of March 31, 2026, increased $1.02 or 2%, compared with December 31, 2025. Tangible book value per share of $62.27 as of March 31, 2026, increased $1.00 or 2%, compared with December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

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

Net interest income and net interest margin for the first quarter of 2026 increased year-over-year. The $71 million or 12% year-over-year increase in net interest income, and the 14 bp year-over-year increase in net interest margin primarily reflected lower interest-bearing deposit funding costs and Federal Home Loan Bank (“FHLB”) advances, and increases in loans and AFS debt securities’ average balances, partially offset by lower yields on loans, AFS debt securities, and interest-bearing cash and deposits with banks.

Average interest-earning assets were $78.0 billion for the first quarter of 2026, an increase of $5.3 billion or 7% from the first quarter of 2025. The year-over-year increase in average interest-earning assets primarily reflected loan growth and increases in AFS debt securities, partially offset by decreases in interest-bearing cash and deposits with banks.

The 27 bp year-over-year decrease in the yield on average interest-earning assets to 5.49% for the first quarter of 2026, primarily reflected the impact of lower benchmark interest rates on the loan portfolio.

The average loan yield of 6.11% for the first quarter of 2026, decreased 28 bps, from the first quarter of 2025. The year-over-year decrease in the average loan yield primarily reflected the loan portfolio’s sensitivity to lower benchmark interest rates. Approximately 59% and 58% of loans held-for-investment were variable-rate as of March 31, 2026 and 2025, respectively.

Deposits are an important source of funding for the Company. Average deposits were $67.5 billion for the first quarter of 2026, a $4.9 billion or 8% increase from the first quarter of 2025. The year-over-year increase was primarily driven by growth in time, demand and money market deposits. Average noninterest-bearing deposits were $16.9 billion for the first quarter of 2026, a $1.8 billion or 12% increase from the first quarter of 2025.

The average cost of deposits of 2.13% for the first quarter of 2026, decreased 41 bps from the first quarter of 2025. The average cost of interest-bearing deposits of 2.84% for the first quarter of 2026, decreased 50 bps, from the first quarter of 2025. These year-over-year decreases primarily reflected the impacts of lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, FHLB advances, securities sold under repurchase agreements (“repurchase agreements”), long-term debt, and short-term borrowings. The average cost of funds of 2.21% for the first quarter of 2026 decreased 43 bps, from the first quarter of 2025. The year-over-year decrease was mainly driven by the decrease in the cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first quarters of 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,865,615	$29,851	3.13%	$4,087,664	$39,137	3.88%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,625	1.55%	425,000	1,610	1.54%
Debt securities:
AFS (2)(3)	13,609,231	148,164	4.42%	11,766,446	135,519	4.67%
Held-to-maturity (“HTM”) (2)	2,861,401	12,014	1.70%	2,908,402	12,265	1.71%
Total debt securities (2)	16,470,632	160,178	3.94%	14,674,848	147,784	4.08%
Loans:
Commercial and industrial (“C&I”) (2)	18,752,867	297,315	6.43%	16,865,399	293,414	7.06%
Commercial real estate (“CRE”) (2)	21,322,169	315,923	6.01%	20,373,015	311,386	6.20%
Residential mortgage	16,928,080	244,884	5.87%	16,049,719	234,891	5.94%
Other consumer	51,533	756	5.95%	49,578	721	5.90%
Total loans (2)(4)(5)	57,054,649	858,878	6.11%	53,337,711	840,412	6.39%
Restricted equity securities	151,183	4,978	13.35%	165,363	2,859	7.01%
Total interest-earning assets	$77,967,079	$1,055,510	5.49%	$72,690,586	$1,031,802	5.76%
Noninterest-earning assets:
Cash and due from banks	450,219			373,827
Allowance for loan, lease, and securities’ losses	(836,828)			(716,255)
Other assets	3,499,788			3,276,794
Total assets	$81,080,258			$75,624,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,652,611	$39,445	2.09%	$7,749,665	$47,911	2.51%
Money market deposits	16,203,527	104,878	2.62%	14,833,615	116,018	3.17%
Savings deposits	1,701,913	3,010	0.72%	1,752,946	3,447	0.80%
Time deposits	25,112,122	208,079	3.36%	23,197,328	224,605	3.93%
Total interest-bearing deposits	50,670,173	355,412	2.84%	47,533,554	391,981	3.34%
Short-term borrowings and federal funds purchased	567	4	2.86%	428	6	5.69%
FHLB advances	2,577,223	25,004	3.93%	3,500,001	38,866	4.50%
Repurchase agreements	350,075	3,290	3.81%	6,684	77	4.67%
Long-term debt and finance lease liabilities	35,566	607	6.92%	35,919	671	7.58%
Total interest-bearing liabilities	$53,633,604	$384,317	2.91%	$51,076,586	$431,601	3.43%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	16,877,461			15,104,028
Accrued expenses and other liabilities	1,521,820			1,575,264
Stockholders’ equity	9,047,373			7,869,074
Total liabilities and stockholders’ equity	$81,080,258			$75,624,952

Total deposits	$67,547,634	$355,412	2.13%	$62,637,582	$391,981	2.54%

Interest rate spread			2.58%			2.33%
Net interest income and net interest margin		$671,193	3.49%		$600,201	3.35%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $1 million and $8 million for the first quarters of 2026 and 2025, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $11 million and $12 million for the first quarters of 2026 and 2025, respectively.

The following table summarizes the extent to which changes in (1) interest rates and (2) volume of average interest-earning assets and average interest-bearing liabilities affected the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Three Months Ended March 31,
	2026 vs. 2025
		Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(9,286)	$(2,036)	$(7,250)
Resale agreements	15	—	15
Debt securities:
AFS	12,645	20,363	(7,718)
HTM	(251)	(198)	(53)
Total debt securities	12,394	20,165	(7,771)
Loans:
C&I	3,901	31,212	(27,311)
CRE	4,537	14,239	(9,702)
Residential mortgage	9,993	12,732	(2,739)
Other consumer	35	29	6
Total loans	18,466	58,212	(39,746)
Restricted equity securities	2,119	(264)	2,383
Total interest and dividend income	$23,708	$76,077	$(52,369)
Interest-bearing liabilities:
Checking deposits	$(8,466)	$(593)	$(7,873)
Money market deposits	(11,140)	10,070	(21,210)
Savings deposits	(437)	(98)	(339)
Time deposits	(16,526)	17,566	(34,092)
Total interest-bearing deposits	(36,569)	26,945	(63,514)
Short-term borrowings and federal funds purchased	(2)	2	(4)
FHLB advances	(13,862)	(8,078)	(5,784)
Repurchase agreements	3,213	3,230	(17)
Long-term debt and finance lease liabilities	(64)	(7)	(57)
Total interest expense	$(47,284)	$22,092	$(69,376)
Change in net interest income	$70,992	$53,985	$17,007

Noninterest Income

The following table presents the components of noninterest income for the first quarters of 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	% Change
Commercial and consumer deposit-related fees	$30,619	$27,075	13%
Lending and loan servicing fees	26,070	26,230	(1)%
Foreign exchange income	15,447	15,837	(2)%
Wealth management fees	22,260	13,679	63%
Customer derivative income and derivative mark-to-market adjustments:
Customer derivative income	4,595	5,539	(17)%
Derivative mark-to-market and credit valuation adjustments	934	(1,470)	NM
Total customer derivative income and derivative mark-to-market adjustments	5,529	4,069	36%
Net gains on AFS debt securities	616	131	370%
Other investment income	2,956	2,262	31%
Other (loss) income	(941)	2,819	NM
Total noninterest income	$102,556	$92,102	11%
Noninterest income as a percent of total revenue	13%	13%

NM - Not meaningful.

Noninterest income for the first quarter of 2026 was $103 million, a $10 million or 11% increase compared with the first quarter of 2025. The year-over-year increase was primarily due to increases in wealth management fees, commercial and consumer deposit-related fees, and customer derivative income and derivative mark-to-market adjustments, partially offset by other losses.

Commercial and consumer deposit-related fees were $31 million for the first quarter of 2026, a $4 million or 13% increase compared with the first quarter of 2025. The year-over-year increase was primarily due to higher commercial customer activity.

Wealth management fees were $22 million for the first quarter of 2026, a $9 million or 63% increase compared with the first quarter of 2025. The year-over-year increase primarily reflected higher customer demand for wealth management products such as fixed-rate corporate bonds and fixed annuities and increased commission and fees from new customer activity.

Customer derivative income and derivative mark-to-market adjustments were $6 million for the first quarter of 2026, a $1 million increase compared with the first quarter of 2025. The year-over-year increase primarily reflected favorable credit valuation adjustments, partially offset by lower customer activity.

Other losses were $941 thousand for the first quarter of 2026, compared with other income of $3 million in the first quarter of 2025. The decrease primarily reflected $5 million in lower of cost or market adjustments on loans held-for-sale recorded during the first quarter of 2026.

Noninterest Expense

The following table presents the components of noninterest expense for the first quarters of 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	% Change
Compensation and employee benefits	$172,665	$146,435	18%
Occupancy and equipment expense	18,248	15,689	16%
Computer and software related expenses	14,747	13,314	11%
Deposit insurance premiums and regulatory assessments	8,859	10,385	(15)%
Deposit account expense	7,533	9,042	(17)%
Other real estate owned (“OREO”) (income) expense	(264)	4,166	NM
Other operating expense	36,542	37,375	(2)%
Amortization of tax credit and Community Reinvestment Act (“CRA”) investments	21,984	15,742	40%
Total noninterest expense	$280,314	$252,148	11%

NM - Not meaningful.

Noninterest expense was $280 million for the first quarter of 2026, a $28 million or 11% increase compared with the first quarter of 2025. The year-over-year increase was primarily due to increases in compensation and employee benefits and amortization of tax credit and CRA investments, partially offset by OREO income.

Compensation and employee benefits were $173 million for the first quarter of 2026, a $26 million or 18% increase compared with the first quarter of 2025. The increase was primarily driven by higher incentive compensation and staffing growth.

Occupancy and equipment expense was $18 million for the first quarter of 2026, a $3 million or 16% increase compared with the first quarter of 2025. The increase was primarily due to higher rental expense and increased depreciation related to a building purchase.

OREO income was $264 thousand for the first quarter of 2026, compared with OREO expense of $4 million for the first quarter of 2025. OREO income of $264 thousand for the first quarter of 2026 was primarily due to gains recorded on the sale of an OREO property, partially offset by OREO write-downs and operating expenses, compared with $4 million of OREO write-downs for the same prior year period.

Amortization of tax credit and CRA investments was $22 million for the first quarter of 2026, a $6 million or 40% increase compared with the first quarter of 2025. The year-over-year increase was primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

The following table presents income before income taxes, income tax expense and the effective tax rate for the first quarters of 2026 and 2025:

	Three Months Ended March 31,
($ in thousands)	2026	2025	% Change
Income before income taxes	$457,435	$391,155	17%
Income tax expense	$99,639	$100,885	(1)%
Effective tax rate	21.8%	25.8%

First quarter 2026 income tax expense was $100 million and the effective tax rate was 21.8%, compared with first quarter 2025 income tax expense of $101 million and an effective tax rate of 25.8%. The decreases in income tax expense and effective tax rate were primarily due to the release of valuation allowance associated with foreign tax credits and favorable adjustments driven by a lower California state tax apportionment, partially offset by higher pre-tax income and a partial derecognition of a purchased tax credit.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined based on customer type, the channels through which customers are served, and the products and services provided. For a description of the Company’s internal management reporting process, including the segment cost allocation methodology, see Note 13 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

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

The following table presents financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$269,247	$269,733	$(486)	0%
Noninterest income	39,962	32,285	7,677	24%
Total revenue before provision for credit losses	309,209	302,018	7,191	2%
Provision for credit losses	9,185	7,685	1,500	20%
Compensation and employee benefits	70,096	61,964	8,132	13%
Other noninterest expense	62,005	57,192	4,813	8%
Total noninterest expense	132,101	119,156	12,945	11%
Segment income before income taxes	167,923	175,177	(7,254)	(4)%
Income tax expense	47,059	52,089	(5,030)	(10)%
Segment net income	$120,864	$123,088	$(2,224)	(2)%
Average loans	$21,034,978	$19,762,287	$1,272,691	6%
Average deposits	$35,048,413	$32,326,906	$2,721,507	8%

Consumer and Business Banking segment net income decreased $2 million or 2% year-over-year to $121 million for the first quarter of 2026, primarily driven by an $8 million increase in compensation and employee benefits and a $5 million increase in other noninterest expense, partially offset by an $8 million increase in noninterest income. The increase in noninterest income was mainly driven by higher wealth management fee income in the first quarter of 2026. The compensation and employee benefits increase was primarily due to higher incentive compensation, increased wealth management commissions and staffing growth. The increase in other noninterest expense was mainly driven by higher allocated corporate overhead expenses.

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

The following table presents financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$261,286	$253,001	$8,285	3%
Noninterest income	54,331	53,579	752	1%
Total revenue before provision for credit losses	315,617	306,580	9,037	3%
Provision for credit losses	27,007	40,779	(13,772)	(34)%
Compensation and employee benefits	74,844	61,187	13,657	22%
Other noninterest expense	36,470	42,318	(5,848)	(14)%
Total noninterest expense	111,314	103,505	7,809	8%
Segment income before income taxes	177,296	162,296	15,000	9%
Income tax expense	49,657	48,271	1,386	3%
Segment net income	$127,639	$114,025	$13,614	12%
Average loans	$36,019,671	$33,211,037	$2,808,634	8%
Average deposits (1)	$28,087,719	$26,129,141	$1,958,578	7%

(1)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

Commercial Banking segment net income increased $14 million or 12% year-over-year to $128 million for the first quarter of 2026, primarily driven by a $14 million decrease in provision for credit losses, an $8 million increase in net interest income and a $6 million decrease in other noninterest expense, partially offset by a $14 million increase in compensation and employee benefits. The net interest income increase was primarily due to commercial loan and deposit growth, leading to higher interest earnings and internal FTP credits from deposits in the first quarter of 2026, respectively. The decrease in provision for credit losses was driven by a more stable macroeconomic environment for C&I loans in the first quarter of 2026. The increase in compensation and employee benefits was primarily driven by higher incentive compensation and staffing growth. The decrease in other noninterest expense was mainly due to lower OREO and loan related expenses in the first quarter of 2026.

Treasury and Other

Centralized functions, including the corporate treasury activities of the Company, tax credit investment activities, eliminations of inter-segment amounts, and centrally managed departments, have been aggregated and included in the Treasury and Other segment.

The following table presents financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended March 31,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before (reversal of) provision for credit losses	$140,660	$77,467	$63,193	82%
Noninterest income	8,263	6,238	2,025	32%
Total revenue before (reversal of) provision for credit losses	148,923	83,705	65,218	78%
(Reversal of) provision for credit losses	(192)	536	(728)	NM
Compensation and employee benefits	27,725	23,284	4,441	19%
Other noninterest expense	9,174	6,203	2,971	48%
Total noninterest expense	36,899	29,487	7,412	25%
Segment income before income taxes	112,216	53,682	58,534	109%
Income tax expense	2,923	525	2,398	NM
Segment net income	$109,293	$53,157	$56,136	106%
Average loans (1)	$—	$364,387	$(364,387)	(100)%
Average deposits (2)	$4,411,502	$4,181,535	$229,967	5%

NM — Not meaningful.
(1)Reallocated to the Commercial Banking and Consumer and Business Banking segments effective first quarter of 2026.
(2)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

The Treasury and Other segment income before income taxes increased $59 million for the first quarter of 2026, primarily driven by a $63 million increase in net interest income, partially offset by a $4 million increase in compensation and employee benefits and a $3 million increase in other noninterest expense. The net interest income increase was mainly driven by lower net internal FTP credits for deposits to other business segments, lower interest expense on FHLB advances, and higher interest income on debt securities during the first quarter of 2026. The compensation and employee benefits increase was primarily driven by higher incentive compensation and staffing growth. The other noninterest expense increase was primarily driven by higher amortization of tax credit and CRA investments.

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

While the Company does not intend to sell or trade its debt securities, it may sell AFS debt securities in response to changes in the balance sheet and related interest rate risk to meet liquidity, regulatory and strategic requirements.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio by amortized cost and fair value as of March 31, 2026 and December 31, 2025, and by credit ratings as of March 31, 2026:

	March 31, 2026			December 31, 2025			Ratings as of March 31, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower
AFS debt securities:
U.S. Treasury securities	$1,256,350	$1,237,787	9%	$1,010,053	$993,913	7%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,503	255,863	2%	287,687	257,654	2%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2)	11,282,319	11,095,099	79%	10,544,278	10,397,991	79%	100%	—%	—%	—%
Municipal securities	275,348	237,959	1%	277,275	243,102	2%	100%	—%	—%	—%
Non-agency mortgage-backed securities	629,132	548,367	4%	667,195	584,735	4%	97%	—%	3%	—%
Corporate debt securities	535,158	447,583	3%	554,158	464,981	4%	—%	40%	56%	4%
Foreign government bonds	249,263	240,395	2%	247,249	238,455	2%	46%	54%	—%	—%
Asset-backed securities	30,965	30,430	0%	31,886	31,389	0%	29%	18%	53%	—%
Total AFS debt securities	$14,546,038	$14,093,483	100%	$13,619,781	$13,212,220	100%	96%	2%	2%	0%
HTM debt securities:
U.S. Treasury securities	$542,059	$526,048	21%	$540,666	$524,887	21%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,937	855,461	35%	1,007,055	860,134	35%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	1,124,132	928,104	38%	1,136,874	943,227	38%	100%	—%	—%	—%
Municipal securities	184,850	143,390	6%	185,463	151,498	6%	100%	—%	—%	—%
Total HTM debt securities	$2,858,978	$2,453,003	100%	$2,870,058	$2,479,746	100%	100%	—%	—%	—%
Total debt securities	$17,405,016	$16,546,486		$16,489,839	$15,691,966

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
(2)Includes Government National Mortgage Association (“GNMA”) AFS debt securities with amortized cost and fair value both totaling $10.3 billion and $9.6 billion as of March 31, 2026 and December 31, 2025, respectively.
(3)Includes GNMA HTM debt securities totaling $77 million of amortized cost and $63 million of fair value as of March 31, 2026, and $79 million of amortized cost and $65 million of fair value as of December 31, 2025.

The Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.5 and 5.7, respectively, as of March 31, 2026, compared with 3.0 and 5.9, respectively, as of December 31, 2025. The AFS debt securities’ effective duration increased primarily due to the purchase of new fixed‑rate AFS securities, coupled with the sale of floating‑rate AFS securities, while the decline in the HTM debt securities’ effective duration is mainly due to the portfolio run-off.

Available-for-Sale Debt Securities

AFS debt securities increased $881 million or 7% from December 31, 2025 to $14.1 billion as of March 31, 2026, primarily due to the purchases of GNMA securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive income (loss) on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $453 million as of March 31, 2026, compared with $406 million as of December 31, 2025.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both March 31, 2026 and December 31, 2025. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses on AFS debt securities, see Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both March 31, 2026 and December 31, 2025.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential (“SFR”), home equity lines of credit (“HELOCs”) and other consumer loans.

The composition of the loan portfolio as of March 31, 2026 was similar to the composition as of December 31, 2025, as presented in the charts below.

Total loans held-for-investment of $58.1 billion as of March 31, 2026 increased $1.2 billion or 2% from December 31, 2025, primarily driven by growth in the C&I portfolio. For additional information on the Company’s loans held-for-investment outstanding balances, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio, which includes C&I and total CRE loans, comprised 71% and 70% of total loans held-for-investment as of March 31, 2026 and December 31, 2025, respectively. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $28.0 billion and $27.7 billion as of March 31, 2026 and December 31, 2025, respectively, with a utilization rate of 70% and 67% as of March 31, 2026 and December 31, 2025, respectively. Total C&I loans of $19.6 billion as of March 31, 2026 increased $900 million or 5% from December 31, 2025. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including but not limited to commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.1 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively. The Company also has a portfolio of loans to non-depository financial institutions (“NDFI”), which totaled $8.3 billion and $7.6 billion as of March 31, 2026 and December 31, 2025, respectively. The NDFI portfolio is primarily included in the capital call, general & other, and financial services industries, and is diversified across business credit, private equity, and mortgage credit facilities. The majority of the C&I loans had variable interest rates as of both March 31, 2026 and December 31, 2025.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and maintains exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount		%
Industry:
Capital call lending	$2,370,253	12%	$1,997,835	(1)	11%
Real estate investment & management	2,302,437	12%	2,319,896		13%
Media & entertainment	2,209,548	11%	2,227,571		12%
Financial services	1,312,053	7%	1,160,853		6%
Food production & distribution	1,306,790	7%	1,109,996		6%
Manufacturing & wholesale	1,199,819	6%	1,162,245		6%
Infrastructure & clean energy	1,099,668	6%	1,113,387		6%
Healthcare	779,488	4%	703,769		4%
Technology & telecommunications	693,287	4%	679,036		4%
Hospitality & leisure	653,102	3%	646,926		3%
Oil & gas	593,220	3%	595,102		3%
Equipment finance	499,933	3%	447,117		2%
Art finance	462,527	2%	503,326		3%
Consumer finance	290,576	1%	262,728		1%
General & other	3,778,252	19%	3,720,968	(1)	20%
Total C&I	$19,550,953	100%	$18,650,755		100%

(1)Prior period balances have been reclassified for comparability.

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, and include property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both March 31, 2026 and December 31, 2025. The following table summarizes the Company’s total CRE loans by property type as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
($ in thousands)	Amount	%	Weighted-avg. LTV (%) (1)	Amount	%	Weighted-avg. LTV (%) (1)
Property types:
Multifamily	$5,129,247	24%	51%	$5,112,328	24%	50%
Retail	4,550,048	21%	47%	4,509,328	21%	47%
Industrial	4,133,056	19%	46%	4,213,307	20%	46%
Hotel	2,539,812	12%	51%	2,482,765	12%	51%
Office	2,285,745	11%	53%	2,233,910	11%	52%
Healthcare	886,272	4%	51%	858,653	4%	51%
Construction and land	811,999	4%	61%	742,357	3%	51%
Other	1,096,124	5%	49%	1,109,125	5%	49%
Total CRE loans	$21,432,303	100%	50%	$21,261,773	100%	49%

(1)Weighted-average LTV is based on most recent LTV, using the most recent available appraisal and current loan commitment.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of March 31, 2026 and December 31, 2025. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	March 31, 2026
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$8,054,331	52%	$2,390,737	47%	$293,182	36%	$10,738,250	50%
Northern California	2,752,523	18%	891,438	17%	144,123	18%	3,788,084	18%
California	10,806,854	70%	3,282,175	64%	437,305	54%	14,526,334	68%
Texas	1,137,455	7%	540,863	11%	156,605	19%	1,834,923	8%
New York	820,247	5%	331,631	7%	52,617	6%	1,204,495	6%
Washington	523,702	3%	156,325	3%	28,912	4%	708,939	3%
Arizona	335,618	2%	205,446	4%	40,139	5%	581,203	3%
Nevada	311,372	2%	157,130	3%	4,453	1%	472,955	2%
Other markets	1,555,809	11%	455,677	8%	91,968	11%	2,103,454	10%
Total loans	$15,491,057	100%	$5,129,247	100%	$811,999	100%	$21,432,303	100%

	December 31, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,908,374	51%	$2,387,149	47%	$252,265	34%	$10,547,788	50%
Northern California	2,760,043	18%	914,479	18%	149,090	20%	3,823,612	18%
California	10,668,417	69%	3,301,628	65%	401,355	54%	14,371,400	68%
Texas	1,129,088	7%	488,276	10%	154,241	21%	1,771,605	8%
New York	831,276	6%	349,909	7%	35,397	5%	1,216,582	6%
Washington	504,643	3%	158,186	3%	14,036	2%	676,865	3%
Arizona	339,272	2%	205,264	4%	38,192	5%	582,728	3%
Nevada	321,332	2%	160,103	3%	883	0%	482,318	2%
Other markets	1,613,060	11%	448,962	8%	98,253	13%	2,160,275	10%
Total loans	$15,407,088	100%	$5,112,328	100%	$742,357	100%	$21,261,773	100%

The percentage of total CRE loans located in California was 68% as of both March 31, 2026 and December 31, 2025. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in California’s economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geographic and Political Uncertainties and Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers with moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both March 31, 2026 and December 31, 2025. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers derivative hedging products to our customers to manage their interest rate risks. As of March 31, 2026, of the 58% of our CRE portfolio that had variable rates, 51% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2025, of the 58% of our CRE portfolio that had variable rates, 52% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of March 31, 2026, of the 52% of our multifamily residential loan portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2025, of the 51% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $590 million in loans outstanding, and $439 million in unfunded commitments as of March 31, 2026, compared with $544 million in loans outstanding, and $419 million in unfunded commitments as of December 31, 2025. Land loans totaled $222 million and $198 million as of March 31, 2026 and December 31, 2025, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average residential mortgage loan size was $439 thousand as of both March 31, 2026 and December 31, 2025. The following tables summarize the Company’s SFR and HELOC loan portfolios by geography and lien priority as of March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	SFR	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,110,857	40%	$926,482	48%	$7,037,339	41%
Northern California	2,046,569	14%	411,296	21%	2,457,865	15%
California	8,157,426	54%	1,337,778	69%	9,495,204	56%
New York	4,030,230	27%	289,786	15%	4,320,016	25%
Washington	780,433	5%	183,412	9%	963,845	6%
Massachusetts	574,500	4%	69,829	4%	644,329	4%
Georgia	530,564	4%	24,460	1%	555,024	3%
Nevada	510,865	3%	39,071	2%	549,936	3%
Texas	513,764	3%	—	—%	513,764	3%
Other markets	21,927	0%	1,531	0%	23,458	0%
Total	$15,119,709	100%	$1,945,867	100%	$17,065,576	100%
Lien priority:
First mortgage	$15,119,709	100%	$1,350,924	69%	$16,470,633	97%
Junior lien mortgage	—	—%	594,943	31%	594,943	3%
Total	$15,119,709	100%	$1,945,867	100%	$17,065,576	100%
SFR portfolio type:
Traditional portfolio	$13,727.484	91%	$—	—%	$13,727.484	91%
Bridge to Home Ownership (“BTHO”) portfolio	1,392.225	9%	—	—%	1,392.225	9%
Total	$15,119.709	100%	$—	—%	$15,119.709	100%

	December 31, 2025
($ in thousands)	SFR	%	HELOCs	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,031,124	40%	$914,803	48%	$6,945,927	41%
Northern California	2,026,767	14%	392,461	20%	2,419,228	14%
California	8,057,891	54%	1,307,264	68%	9,365,155	55%
New York	4,067,708	27%	286,995	15%	4,354,703	26%
Washington	761,739	5%	188,146	10%	949,885	6%
Massachusetts	566,462	4%	68,375	4%	634,837	4%
Georgia	520,039	3%	21,500	1%	541,539	3%
Nevada	493,670	3%	38,072	2%	531,742	3%
Texas	513,038	4%	—	—%	513,038	3%
Other markets	22,002	0%	1,545	0%	23,547	0%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
Lien priority:
First mortgage	$15,002,549	100%	$1,337,066	70%	$16,339,615	97%
Junior lien mortgage	—	—%	574,831	30%	574,831	3%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
SFR portfolio type:
Traditional portfolio	$13,692.025	91%	$—	—%	13,692.025	91%
BTHO portfolio	1,310.524	9%	—	—%	1,310.524	9%
Total	$15,002.549	100%	$—	—%	$15,002.549	100%

Consumer — SFR Loans — Traditional Portfolio. The Company offers a variety of SFR mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its SFR loans as of both March 31, 2026 and December 31, 2025. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 60% or less. The weighted-average LTV ratio was 48% and 49% as of March 31, 2026 and December 31, 2025, respectively. These loans have historically experienced very low delinquency and loss rates.

Consumer — SFR Loans — BTHO Portfolio. The Company also underwrites a BTHO program aimed at expanding home ownership access across creditworthy low-to-moderate income borrowers. The Company is in a first lien positions in all of its BTHO loans and the weighted average LTV was 87% and 88%, as of March 31, 2026 and December 31, 2025, respectively.

Consumer — Home Equity Lines of Credit. Total HELOC commitments were $5.6 billion and $5.5 billion as of March 31, 2026 and December 31, 2025, respectively, with a utilization rate of 35% as of both dates. Substantially all of the Company’s unfunded HELOC commitments are unconditionally cancellable. The Company was in a first lien position for 69% and 70% of total outstanding HELOCs as of March 31, 2026 and December 31, 2025, respectively. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 45% and 46% as of March 31, 2026 and December 31, 2025, respectively. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s HELOCs were variable-rate loans as of both March 31, 2026 and December 31, 2025.

All originated commercial and consumer loans are subject to the Company’s conservative underwriting guidelines and loan origination standards. Management believes that the Company’s underwriting criteria and procedures adequately consider the unique risks associated with these products. The Company conducts quality control procedures and periodic audits, including reviews of lending and legal requirements, to ensure compliance with these requirements.

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$728,356	1%	$860,332	1%
AFS debt securities (1)	$674,934	1%	$684,513	1%
Loans held-for-investment (2)	$1,329,325	2%	$1,133,442	1%
Total assets	$2,735,073	3%	$2,692,309	2%
China subsidiary bank branches:
Cash and cash equivalents	$660,904	1%	$640,986	1%
AFS debt securities (3)	$130,507	0%	$128,600	0%
Loans held-for-investment (2)	$1,278,595	2%	$1,223,236	2%
Total assets	$2,063,446	2%	$2,012,751	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of both March 31, 2026 and December 31, 2025.
(2)Primarily comprised of C&I loans as of both March 31, 2026 and December 31, 2025.
(3)Comprised of foreign government bonds as of both March 31, 2026 and December 31, 2025.

The following table presents the total revenue generated by the Company’s international branches for the first quarters of 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$21,188	3%	$17,813	3%
China subsidiary bank branches:
Total revenue	$6,148	1%	$7,752	1%

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s deposits by product type as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$17,480,959	25%	$16,697,099	25%	$783,860	5%
Interest-bearing checking	8,069,468	12%	7,989,255	12%	80,213	1%
Money market	16,226,097	24%	15,439,729	23%	786,368	5%
Savings	1,731,547	2%	1,671,804	2%	59,743	4%
Time deposits	25,411,484	37%	25,284,814	38%	126,670	1%
Total deposits	$68,919,555	100%	$67,082,701	100%	$1,836,854	3%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $68.9 billion as of March 31, 2026 increased $1.8 billion or 3% from December 31, 2025, primarily due to growth in money market and noninterest-bearing demand deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of March 31, 2026 and December 31, 2025:

				Change
($ in thousands)	March 31, 2026	December 31, 2025		$	%
Deposits by segment/region:
Consumer and Business Banking - U.S. (1)	$35,847,814	$34,494,368		$1,353,446	4%
Commercial Banking - U.S. (1)	24,829,606	24,115,647	(2)	713,959	3%
International Branches (3)	3,906,121	3,875,631		30,490	1%
Treasury and Other - U.S. (4)	4,336,014	4,597,055	(2)	(261,041)	(6)%
Total deposits	$68,919,555	$67,082,701		$1,836,854	3%

(1)Excludes deposits presented under International Branches.
(2)Prior period balances have been reclassified for comparability due to a change in allocation methodology.
(3)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(4)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. offices are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per depositor, per ownership category. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report as of March 31, 2026 and December 31, 2025, after certain adjustments:

($ in thousands)		March 31, 2026	December 31, 2025
Uninsured deposits, per regulatory requirements (1)		$35,249,660	$33,431,037
Less: Collateralized deposits		(4,436,099)	(4,464,567)
Affiliate deposits		(65,579)	(131,106)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$30,747,982	$28,835,364

Total domestic deposits per Call Report	(b)	$65,236,217	$63,460,378
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	47%	45%

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

The Company’s stockholders’ equity increased $100 million or 1% from $8.9 billion as of December 31, 2025 to $9.0 billion as of March 31, 2026. The increase was primarily due to $358 million of net income, partially offset by $123 million from open-market common stock repurchases and tax withheld in the form of stock repurchases on vested restricted stock units, $111 million of cash dividends declared and $43 million of other comprehensive loss. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of East West common stock, which will remain valid through December 31, 2026. The Company repurchased $99 million and $85 million of its common stock during the first quarters of 2026 and 2025, respectively. As of March 31, 2026, $117 million of the share repurchase authorization remained available.

The Company paid a cash dividend of $0.80 and $0.60 per share during the first quarters of 2026 and 2025, respectively. In April 2026, the Company’s Board of Directors declared a second quarter 2026 cash dividend of $0.80 per share. The dividend is payable on May 18, 2026, to stockholders of record as of May 4, 2026.

Regulatory Capital and Ratios

The federal banking agencies have risk-based capital adequacy requirements intended to ensure that banking organizations maintain capital that is commensurate with the degree of risk associated with their operations. The Company and the Bank are each subject to these regulatory capital adequacy requirements. See Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in the Company’s 2025 Form 10-K for additional details.

The following table presents the Company’s and the Bank’s capital ratios as of March 31, 2026 and December 31, 2025 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	March 31, 2026		December 31, 2025
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) capital (1)	15.1%	13.8%	15.1%	13.9%	4.5%	7.0%	6.5%
Tier 1 capital (2)	15.1%	13.8%	15.1%	13.9%	6.0%	8.5%	8.0%
Total capital	16.4%	15.1%	16.4%	15.1%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	11.0%	10.0%	10.9%	10.0%	4.0%	4.0%	5.0%

(1)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(2)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both March 31, 2026 and December 31, 2025, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $799 million from December 31, 2025 to $58.6 billion as of March 31, 2026, primarily due to loan growth.

Risk Management

Overview

In the normal course of business, the Company is exposed to a variety of risks, including risks inherent to the financial services industry and risks specific to the Company’s business. The Company operates under a Board-approved enterprise risk management (“ERM”) program. The Company’s ERM program outlines the company-wide approach to risk management and oversight, and describes the structures and practices employed to manage current and emerging risks inherent to the Company. The Company’s ERM program incorporates risk management throughout the organization in identifying, managing, monitoring, and reporting risks. It identifies the Company’s major risk categories as: credit, liquidity, market, operational, reputational, legal, compliance, Bank Secrecy Act/Anti-Money Laundering & Office of Foreign Assets Control, strategic, and technology risk.

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

Credit Risk Management

Credit risk is the risk that a borrower or counterparty will fail to perform in accordance with the terms and conditions of a loan, investment or derivative and expose the Company to loss. Credit risk exists with many of the Company’s assets and exposures such as loans, debt securities and certain derivatives. The majority of the Company’s credit risk is associated with lending activities.

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

The following table presents the Company’s criticized loans as of March 31, 2026 and December 31, 2025:

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Criticized loans:
Special mention loans	$316,230	$344,876	$(28,646)	(8)%
Classified loans (1)	913,386	796,273	117,113	15%
Total criticized loans (2)	$1,229,616	$1,141,149	$88,467	8%

Special mention loans to loans held-for-investment	0.54%	0.61%
Classified loans to loans held-for-investment	1.57%	1.40%
Criticized loans to loans held-for-investment	2.12%	2.01%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans increased $88 million or 8%, to $1.2 billion during the first quarter of 2026, primarily driven by increases in classified C&I and CRE loans, and special mention C&I loans, partially offset by a decrease in special mention CRE loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets may also include nonperforming loans held-for-sale.

The following table presents nonperforming assets information as of March 31, 2026 and December 31, 2025:

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Commercial:
C&I	$61,063	$52,244	$8,819	17%
CRE:
CRE	36,495	38,546	(2,051)	(5)%
Multifamily residential	275	292	(17)	(6)%
Construction and land	19,334	27,810	(8,476)	(30)%
Total CRE	56,104	66,648	(10,544)	(16)%
Consumer:
Residential mortgage:
SFR	34,494	29,641	4,853	16%
HELOCs	28,958	17,167	11,791	69%
Total residential mortgage	63,452	46,808	16,644	36%
Other consumer	29	142	(113)	(80)%
Total nonaccrual loans	180,648	165,842	14,806	9%
OREO, net	14,917	21,183	(6,266)	(30)%
Nonperforming loans held-for-sale	20,759	20,976	(217)	(1)%
Total nonperforming assets	$216,324	$208,001	$8,323	4%
Nonperforming assets to total assets	0.26%	0.26%
Nonaccrual loans to loans held-for-investment	0.31%	0.29%
Allowance for loan and lease losses (“ALLL”) to nonaccrual loans	463%	488%

Loans are generally placed on nonaccrual status at the earlier of when they become 90 days past due or when the full collection of principal or interest becomes uncertain, regardless of the length of time past due. Collectability is generally assessed based on economic and business conditions, the borrower’s financial condition, and the adequacy of collateral, if any. For additional details regarding the Company’s nonaccrual loan policy, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Nonaccrual loans of $181 million as of March 31, 2026 increased $15 million or 9% from December 31, 2025, primarily due to higher residential mortgage and C&I nonaccrual loans, partially offset by C&I charge-offs, and transfers to OREO. As of March 31, 2026, $22 million or 12% of nonaccrual loans were less than 90 days delinquent. In comparison, $27 million or 16% of nonaccrual loans were less than 90 days delinquent as of December 31, 2025.

The following table presents the accruing loans past due by portfolio segment as of March 31, 2026 and December 31, 2025:

	Total Accruing Past Due Loans (1)		Change		Percentage of Loan Class
($ in thousands)	March 31, 2026	December 31, 2025	$	%	March 31, 2026	December 31, 2025
Commercial:
C&I	$18,857	$26,044	$(7,187)	(28)%	0.10%	0.14%
CRE:
CRE	45,231	13,994	31,237	223%	0.29%	0.09%
Multifamily residential	5,297	1,253	4,044	323%	0.10%	0.02%
Total CRE	50,528	15,247	35,281	231%	0.24%	0.07%
Total commercial	69,385	41,291	28,094	68%	0.17%	0.10%
Consumer:
Residential mortgage:
SFR	75,331	73,684	1,647	2%	0.50%	0.49%
HELOCs	23,558	34,650	(11,092)	(32)%	1.21%	1.81%
Total residential mortgage	98,889	108,334	(9,445)	(9)%	0.58%	0.64%
Other consumer	97	77	20	26%	0.19%	0.15%
Total consumer	98,986	108,411	(9,425)	(9)%	0.58%	0.64%
Total	$168,371	$149,702	$18,669	12%	0.29%	0.26%

(1)There were no accruing loans past due 90 days or more as of both March 31, 2026 and December 31, 2025.

Allowance for Credit Losses

The Company maintains its allowance for credit losses at a level it believes is sufficient to provide appropriate reserves to absorb estimated future credit losses in accordance with GAAP. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses, see Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the allowance for credit losses allocated by loan portfolio segments, debt securities and unfunded credit commitments as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
($ in thousands)	Allowance Allocation	% of Total Loan Class	Allowance Allocation	% of Total Loan Class
ALLL
Commercial:
C&I	$483,384	2.47%	$475,613	2.55%
CRE:
CRE	231,802	1.50%	221,494	1.44%
Multifamily residential	39,446	0.77%	36,555	0.72%
Construction and land	17,170	2.11%	15,468	2.08%
Total CRE	288,418	1.35%	273,517	1.29%
Total commercial	771,802	1.88%	749,130	1.88%
Consumer:
Residential mortgage:
SFR — traditional	19,230	0.14%	19,040	0.14%
SFR — BTHO	37,653	2.70%	34,423	2.63%
HELOCs	5,899	0.30%	5,804	0.30%
Total residential mortgage	62,782	0.37%	59,267	0.35%
Other consumer	1,290	2.48%	1,376	2.69%
Total consumer	64,072	0.37%	60,643	0.36%
Total ALLL	$835,874	1.44%	$809,773	1.42%
Allowance for debt securities	$—		$1,900
Allowance for unfunded credit commitments	$47,005		$48,690
Total allowance for credit losses	$882,879		$860,363

	Three Months Ended March 31,
	2026		2025
Average loans held-for-investment	$57,033,131		$53,337,711
Net charge-offs	$12,119		$15,281
Annualized net charge-offs to average loans held-for-investment	0.09%		0.12%

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

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $68.9 billion as of March 31, 2026, compared with $67.1 billion as of December 31, 2025. The Company’s loan-to-deposit ratio was 84% and 85% as of March 31, 2026 and December 31, 2025, respectively. See Item 2. — MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q for further details related to the Company’s deposits.

Other Liquidity Sources. In addition to deposits, the Company has access to various sources of wholesale financing, including borrowing capacity with the FHLB and Federal Reserve Bank (“FRB”) discount window, FRB Standing Repurchase Agreement Facility (“SRF”), and several master repurchase agreements with major brokerage companies to sustain an adequate liquid asset portfolio, meet daily cash demands and allow management flexibility to execute its business strategy. However, general financial market and economic conditions could impact our access to and cost of external funding. Additionally, the Company’s access to capital markets is affected by the Company’s own ratings received from various credit rating agencies.

Sources of funding included $3.0 billion of FHLB advances as of both March 31, 2026 and December 31, 2025. As of March 31, 2026, the FHLB advances were comprised of $3.0 billion of term advances that had fixed and floating interest rates ranging from 3.78% to 3.95% with remaining maturities between 10 days and 1.3 years. As of March 31, 2026, the Company had $494 million in gross repurchase agreements, which matured on April 23, 2026. The Company did not have any repurchase agreements as of December 31, 2025. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both March 31, 2026 and December 31, 2025, which qualifies as Tier 2 capital for regulatory capital purposes.

The Company has pledged loans and/or debt securities to the FHLB and the FRB discount window as collateral, as well as prepositioned unpledged debt securities as collateral for overnight repurchase agreements at the FRB SRF. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated within its established risk limits for liquidity measures as of March 31, 2026. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its sources of liquidity in the form of cash and cash equivalents, prepositioned and unpledged debt securities, and secured borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of March 31, 2026 and December 31, 2025:

			Change
($ in thousands)	March 31, 2026	December 31, 2025	$	%
Cash and cash equivalents	$4,438,870	$4,188,139	$250,731	6%
Interest-bearing deposits with banks	10,498	16,189	(5,691)	(35)%
Unused secured borrowing capacity from:
FRB	14,040,968	13,235,104	805,864	6%
FHLB	11,685,898	11,849,692	(163,794)	(1)%
Fair value of prepositioned and unpledged securities
Securities prepositioned for FRB SRF	6,920,861	4,822,741	2,098,120	44%
Other unpledged securities	5,046,207	6,659,487	(1,613,280)	(24)%
Total available liquidity	$42,143,302	$40,771,352	$1,371,950	3%

The Company’s total available liquidity increased to $42.1 billion as of March 31, 2026, compared with $40.8 billion as of December 31, 2025. The increase in available liquidity was primarily due to an increase in loans pledged and growth of the securities portfolio.

Cash Requirements. In the ordinary course of business, the Company enters into contractual obligations that require future cash payments, including funding for customer deposit withdrawals, repayments for short- and long-term borrowings, and other cash commitments. For additional information on these obligations, see Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, and Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net and Note 8 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q.

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of March 31, 2026 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows in this Form 10-Q summarizes the Company’s sources and uses of cash by type of activity for the first quarters of 2026 and 2025. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2025 Form 10-K. East West held $675 million in cash and cash equivalents and balances due from the Bank as of March 31, 2026, and $664 million in cash and cash equivalents as of December 31, 2025. Management believes that East West has sufficient sources of liquidity to meet the projected cash obligations for the coming year.

Liquidity Stress Testing. The Company utilizes liquidity stress analysis to determine the appropriate amounts of liquidity to maintain at the Company, foreign subsidiary and foreign branch to meet contractual and contingent cash outflows under a range of scenarios. Scenario analyses include assumptions about significant changes in key funding sources, market triggers, potential uses of funding and economic conditions in certain countries. In addition, Company specific events are incorporated into the stress testing. Liquidity stress tests are conducted to identify potential mismatches between liquidity sources and uses over various time horizons and under a variety of stressed conditions. Given the range of potential stresses, the Company maintains contingency funding plans on a consolidated basis and for individual entities.

As of March 31, 2026, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2025 Form 10-K.

Market Risk Management

Market risk refers to the risk of potential loss due to adverse movements in market risk factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company is primarily exposed to interest rate risk through its core business activities of extending loans and acquiring deposits. There have been no significant changes in our risk management practices as described in Item 7. MD&A — Market Risk Management in the Company’s 2025 Form 10-K.

Interest Rate Risk Management

Interest rate risk is the risk that market fluctuations in interest rates can have a negative impact on the Company’s earnings and capital stemming from mismatches in the Company’s asset and liability cash flows, which primarily arise from customer-related activities such as lending and deposit-taking. The Company is subject to interest rate risk because:

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. As of March 31, 2026, the Company assumed a weighted-average beta of approximately 50%.

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

The Company models various interest rate scenarios, including scenarios based on gradual ramped shifts in interest rates, and assesses the corresponding impacts. These interest rate scenarios provide insight to the Company’s underlying interest rate risk. The gradual rate ramp table below shows the net interest income volatility under a gradual parallel shift of the market implied forward rates, in even monthly increments over the first 12 months, with the full shift passed through to the forward rates thereafter. The results are based on a dynamic balance sheet with expected loan and deposit growth as of the date of the analysis.

	Net Interest Income Volatility
Change in Interest Rates (in bps)	March 31, 2026	December 31, 2025
+200 Gradual rate ramp	3.3%	3.4%
+100 Gradual rate ramp	1.7%	1.7%
-100 Gradual rate ramp	(1.8)%	(1.5)%
-200 Gradual rate ramp	(3.3)%	(3.0)%

As of March 31, 2026, the Company’s net interest income profile remains modestly asset-sensitive under gradual ramped shifts in interest rates, with a higher proportion of interest-earning assets repricing in the near term, compared to interest-bearing liabilities. This position is primarily driven by a significant volume of variable-rate loans indexed to Prime and Term Secured Overnight Financing Rate (“SOFR”). A declining rate environment could negatively impact the net interest income. However, this potential impact could be partially mitigated by several structural factors, including balance sheet growth and mix evolution, ongoing reinvestment of cash flows into assets at rates above legacy lower yielding instruments, and prevailing yield‑curve conditions.

To reduce net interest income volatility, the Company has designated $4.3 billion in notional value of interest rate contracts as cash flow hedges, which are estimated to mitigate net interest income variability by approximately 1.19% of base net interest income for every 100 basis point change in interest rates. A portion of the Company’s interest-bearing deposit portfolio consists of non-maturity deposits that are not directly indexed to short-term rates but remain sensitive to rate changes. The Company actively manages deposit pricing and employs quantitative models to evaluate and forecast deposit behavior under various interest rate scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of March 31, 2026 and December 31, 2025.

	EVE Volatility (1)
Change in Interest Rates (in bps)	March 31, 2026	December 31, 2025
+200	(13.8)%	(14.1)%
+100	(6.6)%	(6.6)%
-100	5.1%	5.2%
-200	8.8%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of March 31, 2026, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

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

In addition, the Company enters into derivative transactions in order to accommodate its customers with their business needs or to assist customers with their risk management objectives, such as managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge against the derivative contracts entered into with the Company’s customers, the Company enters into offsetting derivative contracts with third-party financial institutions, some of which are cleared through central clearing organizations. The exposures from derivative transactions are collateralized by cash and/or eligible securities based on limits as set forth in the respective agreements between the Company and counterparty financial institutions. The fair value changes of the derivative contracts traded with third-party financial institutions are expected to be largely offset by the fair value changes of the derivative transactions executed with customers throughout the terms of these contracts, except for the credit valuation adjustment component of the contracts and the spread variances between the customer derivatives and the offsetting financial counterparty positions. The Company also utilizes foreign exchange contracts that are not designated as hedging instruments to mitigate the economic effect of fluctuations in certain foreign currency on-balance sheet assets and liabilities and to meet funding needs in certain foreign currencies.

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of March 31, 2026, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following tables summarize certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$22,611	$5,319	5.66%	5.59%		25.6
Interest rate collars - Buy floor sell cap	250,000	—	—	Cap: 4.58% Floor: 1.50%	3.67%		2.0
Total cash flow hedges	$4,250,000	$22,611	$5,319

	December 31, 2025
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$39,997	$139	5.66%	5.71%		28.6
Interest rate collars - Buy floor sell cap	250,000	—	—	Cap: 4.58% Floor: 1.50%	3.87%		5.0
Total cash flow hedges	$4,250,000	$39,997	$139

(1)Floating rates are indexed to SOFR or Prime.

Additional information on the Company’s derivatives is presented in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K. Certain of these policies include critical accounting estimates, which are subject to valuation assumptions, subjective or complex judgments about matters that are inherently uncertain, and it is likely that materially different amounts could be reported under different assumptions and conditions. The Company has procedures and processes in place to facilitate making these judgments. The following accounting policies are critical to the Company’s Consolidated Financial Statements:
•allowance for credit losses;
•fair value estimates;
•goodwill impairment; and
•income taxes.
For additional information on the Company’s critical accounting estimates involving significant judgments, see Item 7. MD&A — Critical Accounting Estimates in the Company’s 2025 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures that may be discussed in this Form 10-Q include but are not limited to ROATCE and tangible book value per share. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended March 31,
($ in thousands)		2026	2025
Net income	(a)	$357,796	$290,270
Add: Amortization of mortgage servicing assets		149	293
Tax effect of amortization adjustment (1)		(42)	(87)
Tangible net income (non-GAAP)	(b)	$357,903	$290,476
Average stockholders’ equity	(c)	$9,047,373	$7,869,074
Less: Average goodwill		(465,697)	(465,697)
Average mortgage servicing assets		(4,025)	(5,120)
Average tangible book value (non-GAAP)	(d)	$8,577,651	$7,398,257

ROAE (2)	(a)/(c)	16.04%	14.96%
ROATCE (2) (non-GAAP)	(b)/(d)	16.92%	15.92%

($ and shares in thousands, except per share data)		March 31, 2026	December 31, 2025
Stockholders’ equity	(a)	$8,999,435	$8,899,202
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(3,978)	(4,119)
Tangible book value (non-GAAP)	(b)	$8,529,760	$8,429,386

Number of common shares at period-end	(c)	136,979	137,579
Book value per share	(a)/(c)	$65.70	$64.68
Tangible book value per share (non-GAAP)	(b)/(c)	$62.27	$61.27

(1)Applied statutory tax rate of 28.02% and 29.73% for the three months ended March 31, 2026 and 2025, respectively.
(2)Annualized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 — Commitments and Contingencies — Litigation to the Consolidated Financial Statements in Part I of this Form 10-Q, incorporated herein by reference.

ITEM 1A. RISK FACTORS

The Company’s 2025 Form 10-K contains disclosure regarding the risks and uncertainties related to the Company’s business under the heading Item 1A. Risk Factors. There have been no material changes to the Company’s risk factors as presented in the Company’s 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s common stock repurchase activity during the first quarter of 2026:

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share of Common Stock (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (2) (3)
January	—	$—	—	$215
February	—	$—	—	$215
March	937,710	$104.32	937,710	$117
First quarter	937,710	$104.32	937,710

(1)Excludes the repurchase of common stock pursuant to various stock compensation plans and agreements.
(2)Excludes excise taxes and commissions. As part of the Inflation Reduction Act of 2022, a 1% excise tax was imposed on net share repurchases effective January 1, 2023.
(3)On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of its common stock through December 31, 2026.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

10.1	Amendment to Employment Agreement — Dominic Ng, dated as of March 3, 2026.* Filed herewith.

10.2	Amendment to Employment Agreement — Douglas Krause, dated as of March 3, 2026.* Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	IAR	Independent Asset Review
ALCO	Asset/Liability Committee	LCH	London Clearing House
ALLL	Allowance for loan and leases losses	LGD	Loss given default
AOCI	Accumulated other comprehensive (loss) income	LTV	Loan-to-value
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MMBTU	Million British thermal unit
BTHO	Bridge to home ownership	NDFI	Non-depository financial institutions
C&I	Commercial and industrial	NRSRO	Nationally recognized statistical rating organizations
CET1	Common equity tier 1	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	PAM	Proportional amortization method
CODM	Chief operating decision maker	PCD	Non-purchased credit deteriorated
CRA	Community Reinvestment Act	PD	Probability of default
CRE	Commercial real estate	ROA	Return on average assets
EPS	Earnings per share	ROAE	Return on average common equity
ERM	Enterprise risk management	ROATCE	Return on average tangible common equity
EVE	Economic value of equity	ROC	Risk Oversight Committee
FDIC	Federal Deposit Insurance Corporation	RPA	Credit risk participation agreements
FHLB	Federal Home Loan Bank	RSUs	Restricted stock unit
FRB	Federal Reserve Bank	SBLC	Standby letter of credit
FTP	Funds transfer pricing	SEC	U.S. Securities and Exchange Commission
GAAP	Generally accepted accounting principles	SOFR	Secured overnight financing rate
GDP	Gross domestic product	SFR	Single-family residential
GNMA	Government National Mortgage Association	SRF	Standing repurchase agreement facility
HELOC	Home equity lines of credit	U.S.	United States
HTM	Held-to-maturity

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 8, 2026

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer