Form 10-Q
period 2026-06-30
EAST WEST BANCORP INC
filed 2026-08-07
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,011,856 shares as of July 31, 2026.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$564,840	$656,125
Interest-bearing cash with banks	4,524,083	3,532,014
Cash and cash equivalents	5,088,923	4,188,139
Interest-bearing deposits with banks	12,426	16,189
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $15,055,558 and $13,619,781)	14,581,546	13,212,220
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,443,494 and $2,479,746)	2,845,364	2,870,058
Loans held-for-sale	17,425	20,976
Loans held-for-investment (net of allowance for loan and lease losses (“ALLL”) of $842,056 and $809,773)	58,121,884	56,068,399
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	919,230	969,492
Premises and equipment (net of accumulated depreciation of $183,822 and $175,297)	186,166	82,310
Operating lease right-of-use assets	149,110	125,407
Goodwill	465,697	465,697
Other assets	1,950,701	1,991,110
TOTAL	$84,763,472	$80,434,997
LIABILITIES
Deposits:
Noninterest-bearing	$18,355,698	$16,697,099
Interest-bearing	51,736,995	50,385,602
Total deposits	70,092,693	67,082,701
Federal Home Loan Bank (“FHLB”) advances	3,000,000	3,000,000
Securities sold under repurchase agreements (“repurchase agreements”)	956,894	—
Long-term debt and finance lease liabilities	35,451	35,645
Operating lease liabilities	164,973	138,206
Accrued expenses and other liabilities	1,267,532	1,279,243
Total liabilities	75,517,543	71,535,795
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 171,093,154 and 170,487,574 shares issued	171	170
Additional paid-in capital	2,151,229	2,111,316
Retained earnings	8,800,428	8,301,522
Treasury stock, at cost 34,082,542 and 32,908,712 shares	(1,292,113)	(1,168,196)
Accumulated other comprehensive loss (“AOCI”), net of tax	(413,786)	(345,610)
Total stockholders’ equity	9,245,929	8,899,202
TOTAL	$84,763,472	$80,434,997

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$874,489	$865,695	$1,733,367	$1,706,107
Debt securities	170,329	153,788	330,507	301,572
Resale agreements	1,624	1,624	3,249	3,234
Restricted equity securities	3,165	2,957	8,143	5,816
Interest-bearing cash and deposits with banks	31,216	34,935	61,067	74,072
Total interest and dividend income	1,080,823	1,058,999	2,136,333	2,090,801
INTEREST EXPENSE
Deposits	359,422	400,588	714,834	792,569
Federal funds purchased and other short-term borrowings	5	1	9	7
FHLB advances	29,455	39,313	54,459	78,179
Repurchase agreements	6,680	1,352	9,970	1,429
Long-term debt and finance lease liabilities	610	671	1,217	1,342
Total interest expense	396,172	441,925	780,489	873,526
Net interest income before provision for credit losses	684,651	617,074	1,355,844	1,217,275
Provision for credit losses	33,000	45,000	69,000	94,000
Net interest income after provision for credit losses	651,651	572,074	1,286,844	1,123,275
NONINTEREST INCOME
Commercial and consumer deposit-related fees	31,621	26,865	62,240	53,940
Lending and loan servicing fees	27,961	25,586	54,031	51,816
Foreign exchange income	14,926	13,715	30,373	29,552
Wealth management fees	19,461	10,725	41,721	24,404
Customer derivative income and derivative mark-to-market adjustments	1,163	2,201	6,692	6,270
Net gains on AFS debt securities	2,931	746	3,547	877
Other investment (loss) income	(49)	678	2,907	2,940
Other income	8,478	5,662	7,537	8,481
Total noninterest income	106,492	86,178	209,048	178,280
NONINTEREST EXPENSE
Compensation and employee benefits	172,543	144,841	345,208	291,276
Occupancy and equipment expense	19,553	16,289	37,801	31,978
Computer and software related expenses	15,433	13,446	30,180	26,760
Deposit insurance premiums and regulatory assessments	10,268	9,133	19,127	19,518
Deposit account expense	8,906	9,348	16,439	18,390
Other real estate owned (“OREO”) expense (income)	2,254	(493)	1,990	3,673
Other operating expense	38,869	37,220	75,411	74,595
Amortization of tax credit and CRA investments	22,796	26,236	44,780	41,978
Total noninterest expense	290,622	256,020	570,936	508,168
INCOME BEFORE INCOME TAXES	467,521	402,232	924,956	793,387
Income tax expense	103,821	91,979	203,460	192,864
NET INCOME	$363,700	$310,253	$721,496	$600,523
Earnings per share (“EPS”)
- Basic	$2.65	$2.25	$5.24	$4.35
- Diluted	$2.63	$2.24	$5.21	$4.32
Weighted-average number of shares outstanding
- Basic	137,450	137,818	137,757	138,009
- Diluted	138,301	138,789	138,568	139,058

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$363,700	$310,253	$721,496	$600,523
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(15,117)	14,388	(48,158)	71,673
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,545	1,221	5,066	3,913
Net changes in unrealized (losses) gains on cash flow hedges	(16,670)	18,129	(32,846)	49,409
Foreign currency translation adjustments	3,676	(1,103)	7,762	(2,115)
Other comprehensive (loss) income	(25,566)	32,635	(68,176)	122,880
COMPREHENSIVE INCOME	$338,134	$342,888	$653,320	$723,403

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, APRIL 1, 2025	137,802,089	$2,044,068	$7,517,711	$(1,137,299)	$(495,015)	$7,929,465
Net income	—	—	310,253	—	—	310,253
Other comprehensive income	—	—	—	—	32,635	32,635
Issuance of common stock pursuant to various stock compensation plans and agreements	43,371	16,217	—	—	—	16,217
Repurchase of common stock pursuant to various stock compensation plans and agreements	(3,382)	—	—	(290)	—	(290)
Repurchase of common stock pursuant to the stock repurchase program	(25,987)	—	—	(2,770)	—	(2,770)
Cash dividends on common stock ($0.60 per share)	—	—	(83,743)	—	—	(83,743)
BALANCE, JUNE 30, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767
BALANCE, APRIL 1, 2026	136,979,112	$2,131,390	$8,547,820	$(1,291,555)	$(388,220)	$8,999,435
Net income	—	—	363,700	—	—	363,700
Other comprehensive loss	—	—	—	—	(25,566)	(25,566)
Issuance of common stock pursuant to various stock compensation plans and agreements	38,166	20,010	—	—	—	20,010
Repurchase of common stock pursuant to various stock compensation plans and agreements	(6,666)	—	—	(558)	—	(558)
Cash dividends on common stock ($0.80 per share)	—	—	(111,092)	—	—	(111,092)
BALANCE, JUNE 30, 2026	137,010,612	$2,151,400	$8,800,428	$(1,292,113)	$(413,786)	$9,245,929

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	600,523	—	—	600,523
Other comprehensive income	—	—	—	—	122,880	122,880
Issuance of common stock pursuant to various stock compensation plans and agreements	520,079	29,403	—	—	—	29,403
Repurchase of common stock pursuant to various stock compensation plans and agreements	(196,951)	—	—	(18,037)	—	(18,037)
Repurchase of common stock pursuant to the stock repurchase program	(944,336)	—	—	(88,212)	—	(88,212)
Cash dividends on common stock ($1.20 per share)	—	—	(167,844)	—	—	(167,844)
BALANCE, JUNE 30, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767
BALANCE, JANUARY 1, 2026	137,578,862	$2,111,486	$8,301,522	$(1,168,196)	$(345,610)	$8,899,202
Net income	—	—	721,496	—	—	721,496
Other comprehensive loss	—	—	—	—	(68,176)	(68,176)
Issuance of common stock pursuant to various stock compensation plans and agreements	605,580	39,914	—	—	—	39,914
Repurchase of common stock pursuant to various stock compensation plans and agreements	(236,120)	—	—	(25,097)	—	(25,097)
Repurchase of common stock pursuant to the stock repurchase program	(937,710)	—	—	(98,820)	—	(98,820)
Cash dividends on common stock ($1.60 per share)	—	—	(222,590)	—	—	(222,590)
BALANCE, JUNE 30, 2026	137,010,612	$2,151,400	$8,800,428	$(1,292,113)	$(413,786)	$9,245,929

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$721,496	$600,523
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	69,000	94,000
Depreciation, amortization and accretion, net	126,918	130,778
Stock compensation costs	36,855	26,480
Deferred income tax expense (benefit)	7,787	(24,288)
Net gains on AFS debt securities	(3,547)	(877)
Net (gains) losses on OREO write-downs and sales	(369)	2,925
Loans held-for-sale:
Originations	(2,357)	(628)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	2,347	406
Net change in accrued interest receivable and other assets	60,955	(125,159)
Net change in accrued expenses and other liabilities	13,482	(144,368)
Other operating activities, net	(2,537)	(3,238)
Total adjustments	308,534	(43,969)
Net cash provided by operating activities	1,030,030	556,554
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(132,756)	(152,801)
Interest-bearing deposits with banks	4,943	(56,040)
AFS debt securities:
Proceeds from sales	1,206,685	318,294
Proceeds from repayments, maturities and redemptions	1,240,280	1,703,393
Purchases	(3,882,854)	(3,567,424)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	219,639	126,548
Purchases	(426,122)	(530,041)
Other changes in loans held-for-investment, net	(1,880,980)	(867,055)
Purchases of premises and equipment, net	(112,528)	(4,614)
Proceeds from sales of OREO	16,380	24,424
Proceeds from repayments and redemptions of HTM debt securities	32,129	32,213
Purchases of FHLB stock, net	(5,119)	—
Other investing activities, net	5,715	3,420
Net cash used in investing activities	(3,714,588)	(2,969,683)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	2,959,274	1,843,902
FHLB advances:
Proceeds	1,800,000	2,000,000
Repayments	(1,300,000)	(2,000,000)
Net change in short-term FHLB advances	(500,000)	—
Net change in repurchase agreements	956,894	—
Repayment of lease liabilities	(421)	(419)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,593	1,721
Stock tendered for payment of withholding taxes	(26,431)	(18,058)
Repurchase of common stock pursuant to the stock repurchase program	(97,841)	(89,135)
Cash dividends paid	(223,640)	(168,643)
Net cash provided by financing activities	3,569,428	1,569,368
Effect of exchange rate changes on cash and cash equivalents	15,914	2,960
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	900,784	(840,801)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,188,139	5,250,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,088,923	$4,409,941

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$792,598	$874,296
Income taxes, net	$149,833	$227,110
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$224,687	$138,408
Loans transferred from held-for-sale to held-for-investment	$3,497	$—
Loans transferred to OREO	$19,645	$25,506

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
The key provisions of ASU 2025-09 that amend certain hedge accounting guidance in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging are as follows:

1.Changes the requirement for designating a group of individual forecasted transactions from having a “shared” risk exposure to having a “similar” risk exposure.
2.Enables entities to apply cash flow hedge accounting on “choose-your-rate” debt.
3.Broadens situations where hedge accounting can be applied to forecasted purchases and sales of nonfinancial assets.
4.Eliminates the requirement to perform net written option assessment for a compound derivative when it is designated as a hedging instrument.
5.In the case of a dual hedge where a foreign-currency-denominated debt instrument is designated as the hedging instrument in a net investment hedge and a hedged item in a fair value hedge of interest rate risk, the ASU requires the debt instruments’ fair value hedge basis adjustment be excluded when performing the net investment hedge effectiveness assessment.

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
ASU 2025-08 expands the population of financial assets that are within scope of the gross up approach under ASC 326 to include purchased seasoned loans. Under the guidance, purchased seasoned loans include:

•Non-Purchased Credit Deteriorated (“Non-PCD”) loans that are acquired in a business combination.
•Non-PCD loans that are (1) acquired in an asset acquisition or upon consolidation of a VIE that is not a business and (2) are purchased more than 90 days after their origination date by a transferee that was not involved in their origination.

The guidance also introduces an accounting policy election to use the amortized cost basis of the asset rather than the discounted cash flow analysis to subsequently measure the credit losses on purchased seasoned loans.

The new guidance does not apply to credit card loans, receivables within the scope of ASC 606, or debt securities. The guidance must be applied prospectively.
The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.
ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	December 31, 2027 Early adoption is permitted.
ASU 2024-03 requires public companies to disclose, in both interim and annual reporting periods, additional information about specified expense categories included within relevant expense captions presented on the face of the income statement. The required disclosures include:

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

The following tables present financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,431,341	$—	$—	$1,431,341
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	254,400	—	254,400
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	224,397	—	224,397
Residential mortgage-backed securities	—	11,230,828	—	11,230,828
Municipal securities	—	240,688	—	240,688
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	174,606	—	174,606
Residential mortgage-backed securities	—	361,635	—	361,635
Corporate debt securities	—	421,302	—	421,302
Foreign government bonds	—	242,349	—	242,349
Total AFS debt securities	$1,431,341	$13,150,205	$—	$14,581,546
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,174	$4,262	$—	$26,436
Total affordable housing partnership, tax credit and CRA investments, net	$22,174	$4,262	$—	$26,436
Other assets:
Equity securities	$195	$—	$—	$195
Total other assets	$195	$—	$—	$195
Derivative assets:
Interest rate contracts	$—	$261,527	$—	$261,527
Foreign exchange contracts	—	60,269	—	60,269
Credit contracts	—	6	—	6
Equity contracts	—	—	524	524
Commodity contracts	—	65,094	—	65,094
Gross derivative assets	$—	$386,896	$524	$387,420
Netting adjustments (2)	$—	$(307,350)	$—	$(307,350)
Net derivative assets	$—	$79,546	$524	$80,070
Derivative liabilities:
Interest rate contracts	$—	$268,367	$—	$268,367
Foreign exchange contracts	—	56,384	—	56,384
Credit contracts	—	130	—	130
Equity contracts (3)	—	—	15,775	15,775
Commodity contracts	—	66,873	—	66,873
Gross derivative liabilities	$—	$391,754	$15,775	$407,529
Netting adjustments (2)	$—	$(106,664)	$—	$(106,664)
Net derivative liabilities	$—	$285,090	$15,775	$300,865

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$993,913	$—	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	257,654	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	265,338	—	265,338
Residential mortgage-backed securities	—	10,132,653	—	10,132,653
Municipal securities	—	243,102	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	190,948	—	190,948
Residential mortgage-backed securities	—	393,787	—	393,787
Corporate debt securities	—	464,981	—	464,981
Foreign government bonds	—	238,455	—	238,455
Asset-backed securities	—	31,389	—	31,389
Total AFS debt securities	$993,913	$12,218,307	$—	$13,212,220
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,098	$4,298	$—	$26,396
Total affordable housing partnership, tax credit and CRA investments, net	$22,098	$4,298	$—	$26,396
Other assets:
Equity securities	$630	$—	$—	$630
Total other assets	$630	$—	$—	$630
Derivative assets:
Interest rate contracts	$—	$298,558	$—	$298,558
Foreign exchange contracts	—	44,340	—	44,340
Credit contracts	—	25	—	25
Equity contracts	—	—	522	522
Commodity contracts	—	66,022	—	66,022
Gross derivative assets	$—	$408,945	$522	$409,467
Netting adjustments (2)	$—	$(257,525)	$—	$(257,525)
Net derivative assets	$—	$151,420	$522	$151,942
Derivative liabilities:
Interest rate contracts	$—	$256,870	$—	$256,870
Foreign exchange contracts	—	43,160	—	43,160
Equity contracts (3)	—	—	13,734	13,734
Credit contracts	—	51	—	51
Commodity contracts	—	72,158	—	72,158
Gross derivative liabilities	$—	$372,239	$13,734	$385,973
Netting adjustments (2)	$—	$(101,640)	$—	$(101,640)
Net derivative liabilities	$—	$270,599	$13,734	$284,333

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $9.9 billion and $9.6 billion of fair value as of June 30, 2026 and December 31, 2025, respectively.
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

For the three and six months ended June 30, 2026 and 2025, Level 3 fair value measurements that were measured on a recurring basis consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these equity contracts for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Derivative assets:
Equity contracts
Beginning balance	$583	$418	$522	$239
Total (losses) gains included in earnings (1)	(59)	(41)	2	(118)
Issuances (1)	—	—	—	256
Ending balance	$524	$377	$524	$377
Derivative liabilities:
Equity contracts (2)
Beginning balance	$13,046	$15,119	$13,734	$15,119
Total losses included in earnings (3)	2,729	—	2,041	—
Ending balance	$15,775	$15,119	$15,775	$15,119

(1)Included in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.
(3)Included in Other investment (loss) income on the Consolidated Statement of Income.

The following table presents quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a recurring basis as of June 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted-Average of Inputs
June 30, 2026
Derivative assets:
Equity contracts	$524	Black-Scholes option pricing model	Equity volatility	36% — 68%	44%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,775	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%
December 31, 2025
Derivative assets:
Equity contracts	$522	Black-Scholes option pricing model	Equity volatility	34% — 53%	40%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$13,734	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of June 30, 2026 and December 31, 2025.
(2)Equity contracts classified as derivative liabilities consist of performance-based RSUs granted as part of EWBC’s consideration in an investment.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis may include certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO, and other nonperforming assets. Nonrecurring fair value adjustments may result from the impairment of certain individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, from the write-downs of OREO and other nonperforming assets, or from the application of lower of cost or fair value on loans held-for-sale.

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

The following tables present the carrying amounts of assets that were still held and had fair value adjustments measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

	Assets Measured at Fair Value on a Nonrecurring Basis as of June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$12,162	$12,162
Commercial real estate (“CRE”):
CRE	—	—	30,740	30,740
Total loans held-for-investment	$—	$—	$42,902	$42,902
Loans held-for-sale	$—	$6,304	$—	$6,304
OREO (1)	$—	$—	$4,508	$4,508

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$5,916	$5,916
CRE:
CRE	—	—	13,335	13,335
Total loans held-for-investment	$—	$—	$19,251	$19,251
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$953	$953
OREO (1)	$—	$—	$13,035	$13,035

(1)Represents the carrying value of OREO property that was written down subsequent to its initial classification as OREO and included in Other assets on the Consolidated Balance Sheet.

The following table presents the change in the fair value of certain assets held at the end of the respective reporting periods, for which a nonrecurring fair value adjustment was recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Loans held-for-investment:
Commercial:
C&I	$(15,834)	$(11,327)	$(28,740)	$(13,560)
CRE:
CRE	(12,094)	(6,046)	(13,400)	(19,885)
Total loans held-for-investment	$(27,928)	$(17,373)	$(42,140)	$(33,445)
Loans held-for-sale	$(905)	$—	$(4,697)	$—
OREO	$(1,840)	$—	$(1,932)	$—
Total nonrecurring fair value losses	$(30,673)	$(17,373)	$(48,769)	$(33,445)

The following table presents the quantitative information about the significant unobservable inputs used in the valuation of Level 3 fair value measurements that are measured on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-average of Inputs
June 30, 2026
Loans held-for-investment	$9,518	Fair value of collateral	Discount	65% — 93%	80%	(1)
	$33,384	Fair value of property	Selling cost	8%	8%

OREO	$4,508	Fair value of property	Selling cost	8%	8%

December 31, 2025
Loans held-for-investment	$4,516	Fair value of collateral	Discount	75% — 100%	75%	(1)
	$14,735	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$953	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$13,035	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of June 30, 2026 and December 31, 2025.

Disclosures about the Fair Value of Financial Instruments

The following tables present the fair value estimates for financial instruments as of June 30, 2026 and December 31, 2025, excluding financial instruments recorded at fair value on a recurring basis as they are included in the tables presented elsewhere in this Note. The carrying amounts in the following tables are recorded on the Consolidated Balance Sheet under the indicated captions, except for accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights that are included in Other assets, and accrued interest payable which is included in Accrued expenses and other liabilities. These financial instruments are measured on an amortized cost basis on the Company’s Consolidated Balance Sheet.

	June 30, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$5,088,923	$5,088,923	$—	$—	$5,088,923
Interest-bearing deposits with banks	$12,426	$—	$12,426	$—	$12,426
Resale agreements	$425,000	$—	$349,960	$—	$349,960
HTM debt securities	$2,845,364	$528,435	$1,915,059	$—	$2,443,494
Restricted equity securities, at cost	$159,013	$—	$159,013	$—	$159,013
Loans held-for-sale	$17,425	$—	$17,425	$—	$17,425
Loans held-for-investment, net	$58,121,884	$—	$—	$56,556,874	$56,556,874
Mortgage servicing rights	$3,736	$—	$—	$6,736	$6,736
Accrued interest receivable	$329,681	$—	$329,681	$—	$329,681
Financial liabilities:
Demand, checking, savings and money market deposits	$44,553,844	$—	$44,553,844	$—	$44,553,844
Time deposits	$25,538,849	$—	$25,494,748	$—	$25,494,748
FHLB advances	$3,000,000	$—	$3,001,692	$—	$3,001,692
Repurchase agreements	$956,894	$—	$956,895	$—	$956,895
Long-term debt	$32,482	$—	$30,822	$—	$30,822
Accrued interest payable	$48,042	$—	$45,889	$—	$45,889

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,188,139	$4,188,139	$—	$—	$4,188,139
Interest-bearing deposits with banks	$16,189	$—	$16,189	$—	$16,189
Resale agreements	$425,000	$—	$351,065	$—	$351,065
HTM debt securities	$2,870,058	$524,887	$1,954,859	$—	$2,479,746
Restricted equity securities, at cost	$153,484	$—	$153,484	$—	$153,484
Loans held-for-sale	$20,976	$—	$20,976	$—	$20,976
Loans held-for-investment, net	$56,068,399	$—	$—	$54,665,865	$54,665,865
Mortgage servicing rights	$4,119	$—	$—	$7,114	$7,114
Accrued interest receivable	$315,669	$—	$315,669	$—	$315,669
Financial liabilities:
Demand, checking, savings and money market deposits	$41,797,887	$—	$41,797,887	$—	$41,797,887
Time deposits	$25,284,814	$—	$25,285,076	$—	$25,285,076
FHLB advances	$3,000,000	$—	$3,001,878	$—	$3,001,878
Long-term debt	$32,320	$—	$32,070	$—	$32,070
Accrued interest payable	$60,513	$—	$60,513	$—	$60,513

Note 3 — Securities Purchased under Resale Agreements and Sold Under Repurchase Agreements

The Company’s resale agreements expose it to credit risk from both the counterparties and the underlying collateral. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with the counterparties. The relevant agreements allow for an efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. It is the Company’s policy to take possession, where possible, of the assets underlying resale agreements. As a result of the Company’s credit risk mitigation practices with respect to resale agreements as described above, the Company did not hold any reserves for credit impairment with respect to these agreements as of both June 30, 2026 and December 31, 2025.

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

The following table presents the Company’s resale agreements as of June 30, 2026 and December 31, 2025 and repurchase agreements as of June 30, 2026. There were no repurchase agreements as of December 31, 2025:

($ in thousands)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet: Collateral Received / Collateral Pledged (1)	Net Amount
June 30, 2026
Resale agreements	$425,000	$—	$425,000	$(349,266)	$75,734

Repurchase agreements (2)	$956,894	$—	$956,894	$(956,731)	$163

December 31, 2025
Resale agreements	$425,000	$—	$425,000	$(350,953)	$74,047

(1)Represents the fair value of assets the Company has received under resale agreements, or pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized asset due from, or liability due to, each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Matured during July 2026.

In addition to the amounts included in the table above, the Company also has balance sheet netting related to derivatives. Refer to Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 4 — Securities

The following tables present the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value by major categories of AFS and HTM debt securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,452,946	$234	$(21,839)	$1,431,341
U.S. government agency and U.S. government-sponsored enterprise debt securities	286,666	—	(32,266)	254,400
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	249,683	97	(25,383)	224,397
Residential mortgage-backed securities	11,420,269	39,019	(228,460)	11,230,828
Municipal securities	271,422	17	(30,751)	240,688
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	196,228	—	(21,622)	174,606
Residential mortgage-backed securities	420,959	—	(59,324)	361,635
Corporate debt securities	506,125	—	(84,823)	421,302
Foreign government bonds	251,260	435	(9,346)	242,349
Total AFS debt securities	15,055,558	39,802	(513,814)	14,581,546
HTM debt securities:
U.S. Treasury securities	543,466	—	(15,031)	528,435
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,008,313	—	(154,607)	853,706
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	466,903	—	(71,161)	395,742
Residential mortgage-backed securities	642,441	—	(125,412)	517,029
Municipal securities	184,241	—	(35,659)	148,582
Total HTM debt securities	2,845,364	—	(401,870)	2,443,494
Total debt securities	$17,900,922	$39,802	$(915,684)	$17,025,040

Refer to table footnotes on the following page.

	December 31, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,010,053	$837	$(16,977)	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,687	—	(30,033)	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	292,564	86	(27,312)	—	265,338
Residential mortgage-backed securities	10,251,714	68,588	(187,649)	—	10,132,653
Municipal securities	277,275	20	(34,193)	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	214,987	—	(22,139)	(1,900)	190,948
Residential mortgage-backed securities	452,208	—	(58,421)	—	393,787
Corporate debt securities	554,158	6	(89,183)	—	464,981
Foreign government bonds	247,249	437	(9,231)	—	238,455
Asset-backed securities	31,886	—	(497)	—	31,389
Total AFS debt securities	13,619,781	69,974	(475,635)	(1,900)	13,212,220
HTM debt securities:
U.S. Treasury securities	540,666	—	(15,779)	—	524,887
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,055	—	(146,921)	—	860,134
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	474,747	—	(69,471)	—	405,276
Residential mortgage-backed securities	662,127	—	(124,176)	—	537,951
Municipal securities	185,463	—	(33,965)	—	151,498
Total HTM debt securities	2,870,058	—	(390,312)	—	2,479,746
Total debt securities	$16,489,839	$69,974	$(865,947)	$(1,900)	$15,691,966

(1)Amortized cost excludes accrued interest receivables which are presented within Other assets on the Consolidated Balance Sheet. As of June 30, 2026 and December 31, 2025, the accrued interest receivables were $64 million and $54 million, respectively. For the Company’s accounting policy related to debt securities’ accrued interest receivables, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.
(2)Includes GNMA AFS debt securities totaling $10.0 billion of amortized cost and $9.9 billion of fair value as of June 30, 2026, and amortized cost and fair value both totaling $9.6 billion as of December 31, 2025.
(3)Includes GNMA HTM debt securities totaling $76 million of amortized cost and $61 million of fair value as of June 30, 2026, and $79 million of amortized cost and $65 million of fair value as of December 31, 2025.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the associated gross unrealized losses of the Company’s AFS debt securities in a continuous unrealized loss position, aggregated by investment category and loss duration as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$752,995	$(11,871)	$580,436	$(9,968)	$1,333,431	$(21,839)
U.S. government agency and U.S. government sponsored enterprise debt securities	—	—	254,400	(32,266)	254,400	(32,266)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	3,473	(85)	216,352	(25,298)	219,825	(25,383)
Residential mortgage-backed securities	4,518,493	(49,168)	1,324,514	(179,292)	5,843,007	(228,460)
Municipal securities	10,112	(71)	225,102	(30,680)	235,214	(30,751)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	174,606	(21,622)	174,606	(21,622)
Residential mortgage-backed securities	—	—	361,635	(59,324)	361,635	(59,324)
Corporate debt securities	—	—	421,302	(84,823)	421,302	(84,823)
Foreign government bonds	18,922	(11)	40,665	(9,335)	59,587	(9,346)
Total AFS debt securities	$5,303,995	$(61,206)	$3,599,012	$(452,608)	$8,903,007	$(513,814)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$323,019	$(1,627)	$575,638	$(15,350)	$898,657	$(16,977)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	257,654	(30,033)	257,654	(30,033)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	256,503	(27,312)	256,503	(27,312)
Residential mortgage-backed securities	1,052,833	(5,480)	1,582,952	(182,169)	2,635,785	(187,649)
Municipal securities	—	—	237,214	(34,193)	237,214	(34,193)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	190,948	(22,139)	190,948	(22,139)
Residential mortgage-backed securities	—	—	393,787	(58,421)	393,787	(58,421)
Corporate debt securities	—	—	454,975	(89,183)	454,975	(89,183)
Foreign government bonds	—	—	90,769	(9,231)	90,769	(9,231)
Asset-backed securities	—	—	31,389	(497)	31,389	(497)
Total AFS debt securities	$1,375,852	$(7,107)	$4,071,829	$(468,528)	$5,447,681	$(475,635)

As of June 30, 2026, the Company had 482 AFS debt securities in a gross unrealized loss position, primarily consisting of 284 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 41 corporate debt securities and 61 non-agency mortgage-backed securities. In comparison, as of December 31, 2025, the Company had 429 AFS debt securities in a gross unrealized loss position, primarily consisting of 222 U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, 47 corporate debt securities and 66 non-agency mortgage-backed securities.

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

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate movement and the widening of liquidity and/or credit spreads. U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities are issued, guaranteed, or otherwise supported by the U.S. government and have a zero credit loss assumption. The remaining securities that were in an unrealized loss position as of June 30, 2026 were mainly comprised of the following:

•Corporate debt securities — The market value movement as of June 30, 2026 was primarily due to interest rate movement and spread change. A portion of the corporate debt securities is comprised of subordinated debt securities issued by U.S. banks. These securities are nearly all rated investment grade by nationally recognized statistical rating organizations (“NRSROs”) and issued by well-capitalized financial institutions with strong profitability. The contractual payments from these corporate debt securities have been and are expected to be received on time. The Company will continue to monitor the market developments in the banking sector and the credit performance of these securities.
•Non-agency mortgage-backed securities — The market value movement for the majority of these securities as of June 30, 2026 was primarily due to interest rate movement and spread change. A substantial majority of the non-agency mortgage-backed securities are rated investment grade by NRSROs or have high priority in the cash flow waterfall within the securitization structure, and the contractual payments have historically been on time. Accordingly, the Company believes the risk of credit losses on these securities is low.

As of both June 30, 2026 and December 31, 2025, the Company intended to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-likely-than-not that the Company would not have to sell these securities before the recovery of their amortized cost. The issuers of these securities have not, to the Company’s knowledge, established any cause for default on these securities. As a result, the Company expects to recover the entire amortized cost basis of these securities.

There was no allowance for credit losses recorded against these securities as of June 30, 2026, compared with an allowance for credit losses of $2 million as of December 31, 2025, related to a non-agency commercial mortgage-backed security that experienced a deterioration in both its credit rating and expected cash flows, resulting in its fair value falling below amortized cost. For the three months ended June 30, 2026, no provision for credit losses was recognized. For the six months ended June 30, 2026, a $192 thousand reversal of credit losses was recognized, as a result of the sale of this security, compared with no provision for credit losses for the three and six months ended June 30, 2025.

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

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of June 30, 2026, all HTM securities were rated investment grade by NRSROs and issued, guaranteed, or supported by U.S. government entities and agencies. Accordingly, the Company applied a zero credit loss assumption and no allowance for credit losses was recorded as of both June 30, 2026 and December 31, 2025. Overall, the Company believes that the credit support levels of the debt securities are strong and based on current assessments and macroeconomic forecasts, expects that full contractual cash flows will be received.

Realized Gains and Reversal of Credit Losses

The following table presents the gross realized gains from the sales of AFS debt securities (pre-tax), the reversal of credit losses, and the related tax expense included in earnings for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Gross realized gains from sales	$2,931	$746	$3,547	$877
Reversal of credit losses	$—	$—	$192	$—
Related tax expense	$866	$208	$1,105	$247

Interest Income

The following table presents the composition of interest income on debt securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Taxable interest	$166,773	$151,372	$323,340	$294,262
Nontaxable interest	3,556	2,416	7,167	7,310
Total interest income on debt securities	$170,329	$153,788	$330,507	$301,572

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the contractual maturities, amortized cost, fair value and weighted-average yields of AFS and HTM debt securities as of June 30, 2026. Expected maturities will differ from contractual maturities on certain securities as the issuers and borrowers of the underlying collateral may have the right to call or prepay obligations with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$490,491	$890,422	$72,033	$—	$1,452,946
Fair value	485,561	875,488	70,292	—	1,431,341
Weighted-average yield (1)	1.13%	3.47%	3.78%	—%	2.70%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	1,677	75,000	153,065	56,924	286,666
Fair value	1,659	69,868	134,895	47,978	254,400
Weighted-average yield (1)	2.85%	1.88%	2.15%	2.15%	2.08%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	81	56,177	75,152	11,538,542	11,669,952
Fair value	80	53,954	68,889	11,332,302	11,455,225
Weighted-average yield (1) (2)	2.57%	2.87%	2.82%	4.74%	4.72%
Municipal securities
Amortized cost	17,453	6,359	23,584	224,026	271,422
Fair value	17,301	5,986	20,140	197,261	240,688
Weighted-average yield (1) (2)	2.52%	1.80%	2.41%	2.25%	2.28%
Non-agency mortgage-backed securities
Amortized cost	—	—	—	617,187	617,187
Fair value	—	—	—	536,241	536,241
Weighted-average yield (1)	—%	—%	—%	2.23%	2.23%
Corporate debt securities
Amortized cost	7,375	62,250	411,500	25,000	506,125
Fair value	7,201	58,683	334,487	20,931	421,302
Weighted-average yield (1)	6.28%	4.33%	2.26%	1.80%	2.55%
Foreign government bonds
Amortized cost	41,031	160,229	50,000	—	251,260
Fair value	41,154	160,531	40,664	—	242,349
Weighted-average yield (1)	2.16%	2.21%	1.75%	—%	2.11%
Total AFS debt securities
Amortized cost	$558,108	$1,250,437	$785,334	$12,461,679	$15,055,558
Fair value	$552,956	$1,224,510	$669,367	$12,134,713	$14,581,546
Weighted-average yield (1)	1.32%	3.22%	2.40%	4.55%	4.21%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$223,023	$320,443	$—	$—	$543,466
Fair value	218,507	309,928	—	—	528,435
Weighted-average yield (1)	0.93%	1.13%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	130,134	812,871	65,308	1,008,313
Fair value	—	118,579	682,053	53,074	853,706
Weighted-average yield (1)	—%	1.37%	1.96%	2.12%	1.90%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	68,086	214,143	827,115	1,109,344
Fair value	—	62,082	182,459	668,230	912,771
Weighted-average yield (1) (2)	—%	1.60%	1.72%	1.67%	1.68%
Municipal securities
Amortized cost	—	—	13,812	170,429	184,241
Fair value	—	—	12,080	136,502	148,582
Weighted-average yield (1) (2)	—%	—%	2.35%	1.99%	2.02%
Total HTM debt securities
Amortized cost	$223,023	$518,663	$1,040,826	$1,062,852	$2,845,364
Fair value	$218,507	$490,589	$876,592	$857,806	$2,443,494
Weighted-average yield (1)	0.93%	1.25%	1.92%	1.75%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of June 30, 2026 and December 31, 2025, AFS and HTM debt securities with carrying values of $4.7 billion and $4.6 billion, respectively, were pledged to secure borrowings and for other purposes required or permitted by law. As of June 30, 2026 and December 31, 2025, AFS and HTM debt securities with fair values of $8.2 billion and $4.8 billion, respectively, were prepositioned for the Federal Reserve Bank (“FRB”) Standing Repurchase Agreement Facility.

Restricted Equity Securities

The following table presents the restricted equity securities included in Other assets on the Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
FRB of San Francisco stock	$66,589	$66,179
FHLB stock	92,424	87,305
Total restricted equity securities	$159,013	$153,484

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

The following table presents the notional amounts and fair values of the Company’s derivatives as of June 30, 2026 and December 31, 2025. Certain derivative contracts are cleared through central clearing organizations where variation margin is applied daily as settlement to the fair values of the contracts. The fair values are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the application of variation margin payments as settlement to fair values of contracts cleared through central clearing organizations. Applying variation margin payments as settlement to the fair values of derivative contracts cleared through the London Clearing House (“LCH”) and the Chicago Mercantile Exchange (“CME”) resulted in reductions in the derivative asset and liability fair values of $20 million and $12 million, respectively, as of June 30, 2026. In comparison, applying variation margin payments as settlement to LCH- and CME-cleared derivative transactions resulted in reductions in the derivative asset and liability fair values of $16 million and $3 million, respectively, as of December 31, 2025. Total gross derivative asset and liability fair values are then adjusted to reflect the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	June 30, 2026					December 31, 2025
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,000,000	$8,401		$14,705		$4,250,000	$39,997		$139
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,722,136	$253,126		$253,662		$18,987,277	$258,561		$256,731
Commodity contracts (1)	—	65,094		66,873		—	66,022		72,158
Foreign exchange contracts	5,232,565	60,269		56,384		4,550,101	44,340		43,160
Credit contracts (2)	371,665	6		130		303,421	25		51
Equity contracts	—	524	(3)	15,775	(4)	—	522	(3)	13,734	(4)
Total derivatives not designated as hedging instruments	$23,326,366	$379,019		$392,824		$23,840,799	$369,470		$385,834
Gross derivative assets/liabilities		$387,420		$407,529			$409,467		$385,973
Less: Master netting agreements		(106,024)		(106,024)			(74,138)		(74,138)
Less: Cash collateral received		(201,326)		(640)			(183,387)		(27,502)
Net derivative assets/liabilities		$80,070		$300,865			$151,942		$284,333

(1)The notional amount of the Company’s commodity contracts totaled 15 million barrels of crude oil and 272 million units of natural gas, measured in million British thermal units (“MMBTUs”) as of June 30, 2026. In comparison, the notional amount of the Company’s commodity contracts totaled 16 million barrels of crude oil and 364 million MMBTUs of natural gas as of December 31, 2025.
(2)The notional amount for the credit contracts reflects the Company’s pro-rata share of the notional amount in the underlying derivative instruments in credit risk participation agreements (“RPAs”).
(3)The Company held warrant equity contracts in nine private companies as of both June 30, 2026 and December 31, 2025.
(4)Equity contracts classified as derivative liabilities consist of 349 thousand performance-based RSUs granted as part of EWBC’s consideration in an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge the variability in the interest amount received on certain floating-rate commercial loans due to changes in the contractually specified interest rates. As of June 30, 2026, interest rate contracts in notional amounts of $4.0 billion were designated as cash flow hedges to convert certain variable-rate loans from floating-rate payments to fixed-rate payments. Gains and losses on the hedging derivative instruments are recognized in AOCI and reclassified to earnings in the same period the hedged cash flows impact earnings and are recorded within the same income statement line item as the hedged cash flows. Considering the interest rates, yield curve and notional amount as of June 30, 2026, the Company expects to reclassify an estimated $5 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings during the next 12 months.

The following table presents the pre-tax changes in AOCI from cash flow hedges for the three and six months ended June 30, 2026 and 2025. The after-tax impact of cash flow hedges on AOCI is shown in Note 12 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
(Losses) gains recognized in AOCI:
Interest rate contracts	$(22,908)	$18,728	$(45,290)	$56,194
(Gains) losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$(758)	$5,531	$(1,341)	$12,583

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives at the request of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the inherent market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both June 30, 2026 and December 31, 2025.

The following table presents the notional amounts and the gross fair values of interest rate and foreign exchange derivatives entered into with customers and with third-party financial institutions, which serve as economic hedges to customers’ positions, as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$7,213,744	$12,378	$234,791	$7,566,889	$47,448	$206,794
Written options	1,280,551	—	5,261	1,463,110	—	1,900
Collars and corridors	347,870	75	695	444,604	311	20
Subtotal	8,842,165	12,453	240,747	9,474,603	47,759	208,714
Foreign exchange contracts:
Forwards and spot	1,306,997	20,893	11,340	1,156,203	23,661	2,831
Swaps	769,619	8,406	9,359	785,956	13,272	661
Written options	65,330	—	2,201	63,460	—	73
Subtotal	2,141,946	29,299	22,900	2,005,619	36,933	3,565
Total	$10,984,111	$41,752	$263,647	$11,480,222	$84,692	$212,279
Economic hedges and other:
Interest rate contracts:
Swaps	$7,251,550	$234,667	$12,839	$7,604,959	$208,860	$47,682
Purchased options	1,280,551	5,302	—	1,463,110	1,922	—
Collars and corridors	347,870	704	76	444,605	20	335
Subtotal	8,879,971	240,673	12,915	9,512,674	210,802	48,017
Foreign exchange contracts:
Forwards and spot	258,218	4,755	4,837	234,278	1,602	3,498
Swaps	2,767,071	24,011	28,644	2,246,744	5,718	36,083
Purchased options	65,330	2,204	3	63,460	87	14
Subtotal	3,090,619	30,970	33,484	2,544,482	7,407	39,595
Total	$11,970,590	$271,643	$46,399	$12,057,156	$218,209	$87,612

The Company enters into energy commodity contracts with its customers in the oil and gas sector, which allow them to hedge against the risk of fluctuation in energy commodity prices. Offsetting contracts entered with third-party financial institutions are used as economic hedges to manage the Company’s exposure on its customer-related positions. The following table presents the notional amounts in units and the gross fair values of the commodity derivatives issued for customer-related positions and economic hedges as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
			Fair Value				Fair Value
($ and unit in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	5,878	Barrels	$19,883	$10,940	4,255	Barrels	$205	$28,533
Collars	1,711	Barrels	10,811	257	3,747	Barrels	21	13,622
Subtotal	7,589	Barrels	30,694	11,197	8,002	Barrels	226	42,155
Natural gas:
Swaps	93,345	MMBTUs	6,828	22,132	112,599	MMBTUs	5,814	18,403
Collars	34,434	MMBTUs	70	6,108	71,945	MMBTUs	1,879	6,693
Subtotal	127,779	MMBTUs	6,898	28,240	184,544	MMBTUs	7,693	25,096
Total			$37,592	$39,437			$7,919	$67,251
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	5,878	Barrels	$6,608	$13,978	4,255	Barrels	$25,309	$11
Collars	1,718	Barrels	276	4,089	3,747	Barrels	8,724	21
Subtotal	7,596	Barrels	6,884	18,067	8,002	Barrels	34,033	32
Natural gas:
Swaps	100,200	MMBTUs	16,236	7,614	110,506	MMBTUs	18,258	3,963
Collars	44,054	MMBTUs	4,382	1,755	68,965	MMBTUs	5,812	912
Subtotal	144,254	MMBTUs	20,618	9,369	179,471	MMBTUs	24,070	4,875
Total			$27,502	$27,436			$58,103	$4,907

Credit Contracts — The Company periodically enters into credit RPAs with institutional counterparties to manage the credit exposure of the interest rate contracts associated with syndicated loans. Under the RPAs, a portion of the credit exposure is transferred from one party (the purchaser of credit protection) to another party (the seller of credit protection). The seller of credit protection is required to make payments to the purchaser of credit protection if the underlying borrower defaults on the related interest rate contract. The Company may enter into protection sold or protection purchased RPAs. Credit risk on RPAs is managed by monitoring the credit worthiness of the borrowers and the institutional counterparties, which is a part of the Company’s normal credit review and monitoring process. Assuming the underlying borrowers referenced in the interest rate contracts defaulted, the maximum exposure in the credit protection sold RPAs would be $921 thousand and $590 thousand as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the notional amounts and the gross fair values of RPAs sold and purchased outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$203,784	$—	$130	$133,756	$—	$51
RPAs — protection purchased	167,881	6	—	169,665	25	—
Total RPAs	$371,665	$6	$130	$303,421	$25	$51

(1)All reference entities of the protection sold RPAs were investment grade. The weighted-average remaining maturities were 3.6 years and 2.7 years as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents the net gains (losses) due to fair value changes that are recognized on the Company’s Consolidated Statement of Income related to derivatives not designated as hedging instruments for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	Classification on Consolidated Statement of Income	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income and derivative mark-to-market adjustments	$(1,272)	$(1,907)	$(25)	$(3,309)
Credit contracts	Customer derivative income and derivative mark-to-market adjustments	(11)	(13)	(98)	(3)
Commodity contracts	Customer derivative income and derivative mark-to-market adjustments	551	476	325	398
Total derivative mark-to-market and credit valuation adjustments	Customer derivative income and derivative mark-to-market adjustments	(732)	(1,444)	202	(2,914)
Foreign exchange contracts	Foreign exchange income	9,101	13,787	23,439	27,025
Equity contracts - warrants	Lending and loan servicing fees	(59)	(41)	2	138
Equity contracts - performance-based RSU	Other investment (loss) income	(2,729)	—	(2,041)	—
Net derivative gains		$5,581	$12,302	$21,602	$24,249

Credit-Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain early termination provisions that require the Company to settle any outstanding balances upon the occurrence of a specified credit-risk-related event. Such an event primarily relates to a downgrade of the credit rating of East West Bank to below investment grade. As of June 30, 2026, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $1 million, for which $1 million collateral was posted to cover these positions. In comparison, as of December 31, 2025, the aggregate fair value amounts of all derivative instruments with credit risk-related contingent features that were in a net liability position totaled $3 million, for which $3 million collateral was posted to cover these positions. In the event that the credit rating of East West Bank had been downgraded to below investment grade, the Company would have been required to post minimal additional collateral as of both June 30, 2026 and December 31, 2025.

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

($ in thousands)	As of June 30, 2026
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$387,420	$(106,024)	$(201,326)	$80,070	$(26,123)	$53,947

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$407,529	$(106,024)	$(640)	$300,865	$(1,784)	$299,081

($ in thousands)	As of December 31, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$409,467	$(74,138)	$(183,387)	$151,942	$(42,779)	$109,163

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$385,973	$(74,138)	$(27,502)	$284,333	$—	$284,333

(1)Includes $5 million and $9 million of gross fair value assets with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $25 million and $16 million of gross fair value liabilities with counterparties that were not subject to enforceable master netting arrangements or similar agreements as of June 30, 2026 and December 31, 2025, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements were $218 million and $184 million as of June 30, 2026 and December 31, 2025, respectively. Of the gross cash collateral received, $201 million and $183 million were used to offset against derivative assets as of June 30, 2026 and December 31, 2025, respectively.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements were $1 million and $29 million as of June 30, 2026 and December 31, 2025, respectively. Of the gross cash collateral pledged, $1 million and $28 million were used to offset against derivative liabilities as of June 30, 2026 and December 31, 2025, respectively.
(5)Represents the fair value of security collateral received or pledged limited to derivative assets or liabilities that are subject to enforceable master netting arrangements or similar agreements. U.S. GAAP does not permit the netting of noncash collateral on the Consolidated Balance Sheet but requires the disclosure of such amounts.

In addition to the amounts included in the tables above, the Company may have balance sheet netting related to resale or repurchase agreements. Refer to Note 3 — Securities Purchased under Resale Agreements and Sold Under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information. Refer to Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures on derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment outstanding as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Commercial:
C&I	$19,862,701	$18,650,755
CRE:
CRE	15,585,610	15,407,088
Multifamily residential	5,251,556	5,112,328
Construction and land	831,822	742,357
Total CRE	21,668,988	21,261,773
Total commercial	41,531,689	39,912,528
Consumer:
Residential mortgage:
Single-family residential (“SFR”) — Traditional	13,818,417	13,692,025
SFR — Bridge to Home Ownership (“BTHO”)	1,517,892	1,310,524
Home equity loans	2,039,285	1,911,897
Total residential mortgage	17,375,594	16,914,446
Other consumer	56,657	51,198
Total consumer	17,432,251	16,965,644
Total loans held-for-investment (1)	$58,963,940	$56,878,172
ALLL	(842,056)	(809,773)
Loans held-for-investment, net (1)	$58,121,884	$56,068,399

(1)Includes $13 million and $26 million of net deferred loan fees and net unamortized premiums as of June 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans held-for-investment was $255 million and $251 million as of June 30, 2026 and December 31, 2025, respectively, and was included in Other assets on the Consolidated Balance Sheet. The interest income recognized and reversed on nonaccrual loans was immaterial for both the three and six months ended June 30, 2026 and 2025. For the Company’s accounting policy on accrued interest receivable related to loans held-for-investment, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements of the Company’s 2025 Form 10-K. The Company also has loans held-for-sale. For the Company’s accounting policy on loans held-for-sale, refer to Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. Loans held-for-investment totaling $44.1 billion and $41.8 billion were pledged to secure borrowings and provide additional borrowing capacity as of June 30, 2026 and December 31, 2025, respectively.

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

The Company utilizes internal credit risk ratings to assign each individual loan a risk rating of 1 through 10:
•Pass — loans assigned a risk rating of 1 through 5 are assigned an internal risk rating category of “Pass.” Loans assigned a risk rating of 1 are typically loans fully secured by cash. Pass loans have sufficient sources of repayment to repay the loan in full, in accordance with all terms and conditions.
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

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. The vintage year is the year of loan origination, renewal or major modification. Gross write-offs in the following tables are for the six months ended June 30, 2026, and the year ended December 31, 2025. Revolving loans that are converted to term loans presented in the tables below are excluded from the term loans by vintage year columns.

	June 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$1,292,513	$2,536,352	$1,401,347	$661,871	$423,554	$566,857	$12,299,367	$69,124	$19,250,985
Criticized (accrual)	8	3,850	36,570	13,047	87,746	50,318	371,485	—	563,024
Criticized (nonaccrual)	421	1,470	5,657	15,416	207	25,488	33	—	48,692
Total C&I	1,292,942	2,541,672	1,443,574	690,334	511,507	642,663	12,670,885	69,124	19,862,701
Gross write-offs (1)	4,569	1,396	795	8,310	32	19,688	—	—	34,790
CRE:
Pass	1,151,479	2,564,084	1,525,072	1,899,914	3,019,049	4,759,749	77,286	51,828	15,048,461
Criticized (accrual)	1,488	29,512	21,676	108,807	124,045	182,404	—	—	467,932
Criticized (nonaccrual)	—	3,787	10,813	11,129	3,503	39,985	—	—	69,217
Subtotal CRE	1,152,967	2,597,383	1,557,561	2,019,850	3,146,597	4,982,138	77,286	51,828	15,585,610
Gross write-offs (1)	—	1,305	—	—	9	6,843	—	—	8,157
Multifamily residential:
Pass	475,389	832,421	321,737	425,034	1,114,319	2,033,813	31,069	3,789	5,237,571
Criticized (accrual)	—	—	—	—	5,127	8,603	—	—	13,730
Criticized (nonaccrual)	—	—	—	—	—	255	—	—	255
Subtotal multifamily residential	475,389	832,421	321,737	425,034	1,119,446	2,042,671	31,069	3,789	5,251,556
Construction and land:
Pass	123,367	271,208	119,399	199,171	76,684	16,716	5,627	—	812,172
Criticized (nonaccrual)	—	—	—	—	19,650	—	—	—	19,650
Subtotal construction and land	123,367	271,208	119,399	199,171	96,334	16,716	5,627	—	831,822
Total CRE	1,751,723	3,701,012	1,998,697	2,644,055	4,362,377	7,041,525	113,982	55,617	21,668,988
Total CRE gross write-offs (1)	—	1,305	—	—	9	6,843	—	—	8,157
Total commercial	$3,044,665	$6,242,684	$3,442,271	$3,334,389	$4,873,884	$7,684,188	$12,784,867	$124,741	$41,531,689
Total commercial gross write-offs (1)	$4,569	$2,701	$795	$8,310	$41	$26,531	$—	$—	$42,947

	June 30, 2026
	Term Loans by Origination Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$1,705,569	$2,555,111	$1,534,862	$2,103,178	$2,654,672	$4,719,367	$—	$—	$15,272,759
Criticized (accrual)	195	7,312	2,430	3,805	3,788	8,710	—	—	26,240
Criticized (nonaccrual) (2)	483	10,826	3,587	4,218	6,273	11,923	—	—	37,310
Subtotal SFR mortgage (3)	1,706,247	2,573,249	1,540,879	2,111,201	2,664,733	4,740,000	—	—	15,336,309
Gross write-offs(1)(4)	6	—	20	4	8	38	—	—	76
Home equity loans:
Pass	4,424	9,898	2,371	4,346	12,773	29,026	1,869,376	65,459	1,997,673
Criticized (accrual)	—	1,735	—	845	1,815	1,288	6,053	1,155	12,891
Criticized (nonaccrual)	—	4,062	1,028	2,900	1,606	14,722	—	4,403	28,721
Subtotal home equity loans	4,424	15,695	3,399	8,091	16,194	45,036	1,875,429	71,017	2,039,285
Gross write-offs	—	—	—	11	—	—	—	—	11
Total residential mortgage	1,710,671	2,588,944	1,544,278	2,119,292	2,680,927	4,785,036	1,875,429	71,017	17,375,594
Total residential mortgage gross write-offs (1)	6	—	20	15	8	38	—	—	87
Other consumer:
Pass	8,722	22,941	—	—	4,727	214	19,991	—	56,595
Criticized (nonaccrual)	—	—	—	—	—	—	62	—	62
Total other consumer	8,722	22,941	—	—	4,727	214	20,053	—	56,657
Total consumer	$1,719,393	$2,611,885	$1,544,278	$2,119,292	$2,685,654	$4,785,250	$1,895,482	$71,017	$17,432,251
Total consumer gross write-offs (1)	$6	$—	$20	$15	$8	$38	$—	$—	$87
Total loans held-for-investment:
Pass	$4,761,463	$8,792,015	$4,904,788	$5,293,514	$7,305,778	$12,125,742	$14,302,716	$190,200	$57,676,216
Criticized (accrual)	1,691	42,409	60,676	126,504	222,521	251,323	377,538	1,155	1,083,817
Criticized (nonaccrual)	904	20,145	21,085	33,663	31,239	92,373	95	4,403	203,907
Total	$4,764,058	$8,854,569	$4,986,549	$5,453,681	$7,559,538	$12,469,438	$14,680,349	$195,758	$58,963,940
Total loans held-for-investment gross write-offs (1)	$4,575	$2,701	$815	$8,325	$49	$26,569	$—	$—	$43,034

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$3,013,368	$1,717,361	$880,267	$536,461	$391,413	$302,893	$11,308,551	$67,968	$18,218,282
Criticized (accrual)	572	35,223	1,662	93,562	83,813	6,771	158,626	—	380,229
Criticized (nonaccrual)	2,922	4,733	26,810	1,640	9,525	6,526	88	—	52,244
Total C&I	3,016,862	1,757,317	908,739	631,663	484,751	316,190	11,467,265	67,968	18,650,755
Gross write-offs (1)	2,617	1,199	28,752	4,643	1,063	3,170	24	—	41,468
CRE:
Pass	2,615,789	1,562,420	2,015,433	3,188,363	1,708,927	3,607,918	78,712	47,512	14,825,074
Criticized (accrual)	30,275	29,807	116,862	134,018	48,569	183,937	—	—	543,468
Criticized (nonaccrual)	3,317	—	4,172	7,439	12,330	11,288	—	—	38,546
Subtotal CRE	2,649,381	1,592,227	2,136,467	3,329,820	1,769,826	3,803,143	78,712	47,512	15,407,088
Gross write-offs (1)	8,932	—	—	160	19	15,126	—	—	24,237
Multifamily residential:
Pass	895,323	338,209	478,782	1,138,693	663,916	1,547,124	32,207	3,820	5,098,074
Criticized (accrual)	—	—	—	5,175	—	8,787	—	—	13,962
Criticized (nonaccrual)	—	—	—	—	—	292	—	—	292
Subtotal multifamily residential	895,323	338,209	478,782	1,143,868	663,916	1,556,203	32,207	3,820	5,112,328
Gross write-offs (1)	—	—	—	—	—	8	—	—	8
Construction and land:
Pass	246,380	109,799	247,482	90,086	13,437	3,462	3,901	—	714,547
Criticized (nonaccrual)	—	8,897	—	18,913	—	—	—	—	27,810
Subtotal construction and land	246,380	118,696	247,482	108,999	13,437	3,462	3,901	—	742,357
Total CRE	3,791,084	2,049,132	2,862,731	4,582,687	2,447,179	5,362,808	114,820	51,332	21,261,773
Total CRE gross write-offs (1)	8,932	—	—	160	19	15,134	—	—	24,245
Total commercial	$6,807,946	$3,806,449	$3,771,470	$5,214,350	$2,931,930	$5,678,998	$11,582,085	$119,300	$39,912,528
Total commercial gross write-offs (1)	$11,549	$1,199	$28,752	$4,803	$1,082	$18,304	$24	$—	$65,713

	December 31, 2025
	Term Loans by Origination Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$2,861,764	$1,837,821	$2,349,242	$2,808,694	$1,860,110	$3,228,996	$—	$—	$14,946,627
Criticized (accrual)	3,157	3,646	5,589	5,427	235	9,356	—	—	27,410
Criticized (nonaccrual) (2)	4,566	891	3,445	4,617	1,620	13,373	—	—	28,512
Subtotal SFR mortgage (3)	2,869,487	1,842,358	2,358,276	2,818,738	1,861,965	3,251,725	—	—	15,002,549
Gross write-offs(1)(4)	—	14	—	—	—	—	—	—	14
Home equity loans:
Pass	13,652	4,796	4,740	5,258	11,233	22,213	1,750,894	70,577	1,883,363
Criticized (accrual)	1,879	—	97	140	287	526	6,784	1,654	11,367
Criticized (nonaccrual)	1,288	13	379	2,610	1,232	7,033	—	4,612	17,167
Subtotal home equity loans	16,819	4,809	5,216	8,008	12,752	29,772	1,757,678	76,843	1,911,897
Gross write-offs (1)	—	—	—	—	—	—	—	6	6
Total residential mortgage	2,886,306	1,847,167	2,363,492	2,826,746	1,874,717	3,281,497	1,757,678	76,843	16,914,446
Total residential mortgage gross write-offs (1)	—	14	—	—	—	—	—	6	20
Other consumer:
Pass	25,146	—	—	4,635	129	5,570	15,576	—	51,056
Criticized (nonaccrual)	—	—	49	—	—	—	93	—	142
Total other consumer	25,146	—	49	4,635	129	5,570	15,669	—	51,198
Total consumer	$2,911,452	$1,847,167	$2,363,541	$2,831,381	$1,874,846	$3,287,067	$1,773,347	$76,843	$16,965,644
Total consumer gross write-offs (1)	$—	$14	$—	$—	$—	$—	$—	$6	$20
Total loans held-for-investment:
Pass	$9,671,422	$5,570,406	$5,975,946	$7,772,190	$4,649,165	$8,718,176	$13,189,841	$189,877	$55,737,023
Criticized (accrual)	35,883	68,676	124,210	238,322	132,904	209,377	165,410	1,654	976,436
Criticized (nonaccrual)	12,093	14,534	34,855	35,219	24,707	38,512	181	4,612	164,713
Total	$9,719,398	$5,653,616	$6,135,011	$8,045,731	$4,806,776	$8,966,065	$13,355,432	$196,143	$56,878,172
Total loans held-for-investment gross write-offs (1)	$11,549	$1,213	$28,752	$4,803	$1,082	$18,304	$24	$6	$65,733

(1)Excludes gross write-offs associated with loans the Company sold or settled.
(2)$1 million of nonaccrual loans whose payments were guaranteed by the Federal Housing Administration were classified with a “Pass” rating as of both June 30, 2026 and December 31, 2025.
(3)BTHO loans comprised 14%, 17%, 19%, 18% and 7% of total SFR loans originated in 2026, 2025, 2024, 2023 and 2022, respectively, as of June 30, 2026. There was an immaterial amount of BTHO loans originated prior to 2022 as of June 30, 2026. In comparison, BTHO loans comprised 15%, 16%, 16%, 6% and 1% of total SFR loans originated in 2025, 2024, 2023, 2022 and 2021, respectively, as of December 31, 2025. There were no BTHO loans originated prior to 2021.
(4)Gross write-offs for both the six months ended June 30, 2026 and the year ended December 31, 2025 were comprised of SFR — Traditional loans.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans that are less than 90 days past due but have identified deficiencies, such as when the full collection of principal or interest becomes uncertain, are also placed on nonaccrual status. The following tables present the aging analysis of loans held-for-investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$19,773,856	$39,092	$1,061	$40,153	$48,692	$19,862,701
CRE:
CRE	15,501,657	13,340	1,396	14,736	69,217	15,585,610
Multifamily residential	5,245,573	5,728	—	5,728	255	5,251,556
Construction and land	812,172	—	—	—	19,650	831,822
Total CRE	21,559,402	19,068	1,396	20,464	89,122	21,668,988
Total commercial	41,333,258	58,160	2,457	60,617	137,814	41,531,689
Consumer:
Residential mortgage:
SFR — Traditional	13,724,214	38,187	21,633	59,820	34,383	13,818,417
SFR — BTHO	1,494,682	14,472	4,760	19,232	3,978	1,517,892
Home equity loans	1,982,279	15,408	12,877	28,285	28,721	2,039,285
Total residential mortgage	17,201,175	68,067	39,270	107,337	67,082	17,375,594
Other consumer	55,789	798	8	806	62	56,657
Total consumer	17,256,964	68,865	39,278	108,143	67,144	17,432,251
Total	$58,590,222	$127,025	$41,735	$168,760	$204,958	$58,963,940

	December 31, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$18,572,467	$25,962	$82	$26,044	$52,244	$18,650,755
CRE:
CRE	15,354,548	10,525	3,469	13,994	38,546	15,407,088
Multifamily residential	5,110,783	1,253	—	1,253	292	5,112,328
Construction and land	714,547	—	—	—	27,810	742,357
Total CRE	21,179,878	11,778	3,469	15,247	66,648	21,261,773
Total commercial	39,752,345	37,740	3,551	41,291	118,892	39,912,528
Consumer:
Residential mortgage:
SFR — Traditional	13,606,733	34,282	24,268	58,550	26,742	13,692,025
SFR — BTHO	1,292,491	11,728	3,406	15,134	2,899	1,310,524
Home equity loans	1,860,080	23,328	11,322	34,650	17,167	1,911,897
Total residential mortgage	16,759,304	69,338	38,996	108,334	46,808	16,914,446
Other consumer	50,979	56	21	77	142	51,198
Total consumer	16,810,283	69,394	39,017	108,411	46,950	16,965,644
Total	$56,562,628	$107,134	$42,568	$149,702	$165,842	$56,878,172

The following table presents the amortized cost of loans on nonaccrual status for which there was no related ALLL as of both June 30, 2026 and December 31, 2025. Nonaccrual loans may not have an allowance for credit losses if the loan balances are well secured by collateral values and there is no loss expectation.

($ in thousands)	June 30, 2026	December 31, 2025
Commercial:
C&I	$17,620	$21,723
CRE	32,822	33,705
Construction and land	19,650	27,810
Total commercial	70,092	83,238
Consumer:
SFR — Traditional	12,940	6,095
Home equity loans	5,946	4,081
Total consumer	18,886	10,176
Total nonaccrual loans with no related ALLL	$88,978	$93,414

Foreclosed Assets

The Company acquires assets from borrowers through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. The Company recognizes foreclosed assets upon receiving assets in satisfaction of a loan (e.g., taking legal title or physical possession).

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. The Company had $25 million of foreclosed assets as of June 30, 2026, compared with $21 million as of December 31, 2025. The Company commences the foreclosure process on consumer mortgage loans after a borrower becomes more than 120 days delinquent in accordance with the Consumer Financial Protection Bureau guidelines. The carrying value of the consumer real estate loans that were in an active or suspended foreclosure process was $29 million and $16 million as of June 30, 2026 and December 31, 2025, respectively.

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

The following tables present the amortized cost of loans that were modified during the three and six months ended June 30, 2026 and 2025 by loan class and modification type:

	Three Months Ended June 30, 2026
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$—	$45,615	$—	$12,624	$—	$—	$58,239	0.29%
CRE	—	1,774	—	26,086	—	—	27,860	0.18%
Construction and land	—	—	19,650	—	—	—	19,650	2.36%
Total commercial	—	47,389	19,650	38,710	—	—	105,749	0.25%
Consumer:
SFR	—	—	4,790	—	—	—	4,790	0.03%
Home equity loans	—	—	3,330	—	—	—	3,330	0.16%
Total consumer	—	—	8,120	—	—	—	8,120	0.05%
Total	$—	$47,389	$27,770	$38,710	$—	$—	$113,869	0.19%

	Three Months Ended June 30, 2025
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,058	$74,767	$2,974	$6,966	$19,574	$—	$110,339	0.62%
CRE	—	122,393	—	—	—	—	122,393	0.82%
Multifamily	—	13,398	—	—	—	—	13,398	0.27%
Construction and land	—	16,507	—	—	—	—	16,507	2.33%
Total commercial	6,058	227,065	2,974	6,966	19,574	—	262,637	0.68%
Consumer:
SFR	—	—	6,632	207	—	—	6,839	0.05%
Home equity loans	—	—	3,943	—	426	421	4,790	0.26%
Total consumer	—	—	10,575	207	426	421	11,629	0.07%
Total	$6,058	$227,065	$13,549	$7,173	$20,000	$421	$274,266	0.50%

	Six Months Ended June 30, 2026
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Term Extension	Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$—	$117,383	$—	$12,624	$—	$—	$130,007	0.65%
CRE	—	12,213	—	26,086	—	—	38,299	0.25%
Construction and land	—	—	19,650	—	—	—	19,650	2.36%
Total commercial	—	129,596	19,650	38,710	—	—	187,956	0.45%
Consumer:
SFR	—	—	10,664	—	—	—	10,664	0.07%
Home equity loans	—	—	4,614	—	—	—	4,614	0.23%
Total consumer	—	—	15,278	—	—	—	15,278	0.09%
Total	$—	$129,596	$34,928	$38,710	$—	$—	$203,234	0.34%

	Six Months Ended June 30, 2025
	Modification Type
				Combination:
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Term Extension/ Payment Delay	Rate Reduction/ Payment Delay	Rate Reduction/ Term Extension/ Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,058	$76,231	$2,974	$29,167	$19,574	$—	$134,004	0.75%
CRE	—	140,343	—	—	—	—	140,343	0.94%
Multifamily	—	13,677	—	—	—	—	13,677	0.27%
Construction and land	—	16,507	—	—	—	—	16,507	2.33%
Total commercial	6,058	246,758	2,974	29,167	19,574	—	304,531	0.79%
Consumer:
SFR	—	—	10,699	295	—	—	10,994	0.08%
Home equity loans	—	—	4,918	906	426	421	6,671	0.36%
Total consumer	—	—	15,617	1,201	426	421	17,665	0.11%
Total	$6,058	$246,758	$18,591	$30,368	$20,000	$421	$322,196	0.59%

The following table presents the financial effects of the loan modifications for the three and six months ended June 30, 2026 and 2025 by loan class and modification type:

	Financial Effects of Loan Modifications for the Three Months Ended June 30,
	2026		2025
($ in thousands)	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)
Commercial:
C&I	1.1	0.7	3.38%	0.9	0.7
CRE	1.1	0.3	—%	3.3	0.0
Multifamily	0.0	0.0	—%	0.5	0.0
Construction and land	0.0	0.9	—%	0.8	0.0
Consumer:
SFR	0.0	1.2	—%	10.0	1.9
Home equity loans	0.0	0.7	0.50%	10.0	5.1

	Financial Effects of Loan Modifications for the Six Months Ended June 30,
	2026		2025
($ in thousands)	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)	Weighted-Average Interest Rate Reduction	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)
Commercial:
C&I	1.1	0.7	3.38%	1.0	0.8
CRE	1.1	0.3	—%	3.5	0.0
Multifamily	0.0	0.0	—%	0.7	0.0
Construction and land	0.0	0.9	—%	0.8	0.0
Consumer:
SFR	0.0	0.8	—%	10.0	1.5
Home equity loans	0.0	0.8	0.50%	15.2	8.0

A modified loan may become delinquent and may result in a payment default (generally 90 days past due) subsequent to modification. The following tables present the amortized cost basis of modified loans that, within 12 months of the modification date, experienced a subsequent default during the three and six months ended June 30, 2026 and 2025.

	Loans Modified that Subsequently Defaulted During the Three Months Ended June 30, 2026
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
CRE	$1,774	$—	$—	$1,774
Total commercial	1,774	—	—	1,774
Consumer:
SFR	—	3,508	—	3,508
Home equity loans	—	3,353	—	3,353
Total consumer	—	6,861	—	6,861
Total	$1,774	$6,861	$—	$8,635

	Loans Modified that Subsequently Defaulted During the Three Months Ended June 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$2,974	—	$2,974
CRE	30,890	—	—	30,890
Total commercial	30,890	2,974	—	33,864
Consumer:
SFR	$—	$830	$—	$830
Home equity loans	—	3,509	286	3,795
Total consumer	—	4,339	286	4,625
Total	$30,890	$7,313	$286	$38,489

	Loans Modified that Subsequently Defaulted During the Six Months Ended June 30, 2026
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$12,832	$—	$12,832
CRE	1,774	—	—	1,774
Total commercial	1,774	12,832	—	14,606
Consumer:
SFR	—	6,698	—	6,698
Home equity loans	—	3,649	—	3,649
Total consumer	—	10,347	—	10,347
Total	$1,774	$23,179	$—	$24,953

	Loans Modified that Subsequently Defaulted During the Six Months Ended June 30, 2025
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/ Payment Delay	Total
Commercial:
C&I	$—	$4,487	$—	$4,487
CRE	53,462	—	—	53,462
Total commercial	53,462	4,487	—	57,949
Consumer:
SFR	—	3,060	207	3,267
Home equity loans	—	5,541	286	5,827
Total consumer	—	8,601	493	9,094
Total	$53,462	$13,088	$493	$67,043

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables present the performance of loans that were modified over the last 12 months as of June 30, 2026 and 2025:

	Payment Performance as of June 30, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$133,100	$12,216	$12,832	$158,148
CRE	72,544	1,197	1,774	75,515
Construction and land	—	—	19,650	19,650
Total commercial	205,644	13,413	34,256	253,313
Consumer:
SFR	15,380	11,288	6,096	32,764
Home equity loans	10,032	2,983	2,335	15,350
Total consumer	25,412	14,271	8,431	48,114
Total	$231,056	$27,684	$42,687	$301,427
Total nonaccrual loans included above	$3,034	$466	$42,687	$46,187

	Payment Performance as of June 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$165,093	$—	$—	$165,093
CRE	162,915	—	—	162,915
Multifamily residential	13,677	—	—	13,677
Construction and land	16,507	—	—	16,507
Total commercial	358,192	—	—	358,192
Consumer:
SFR	11,646	3,196	2,337	17,179
Home equity loans	6,437	3,008	3,053	12,498
Total consumer	18,083	6,204	5,390	29,677
Total	$376,275	$6,204	$5,390	$387,869
Total nonaccrual loans included above	$63,620	$139	$5,390	$69,149

As of June 30, 2026 and December 31, 2025, commitments to lend additional funds to borrowers whose loans were modified totaled $27 million and $14 million, respectively.

Allowance for Credit Losses

The Company has a current expected credit losses framework for all financial assets measured at amortized cost and certain off-balance sheet credit exposures. The Company’s allowance for credit losses, which includes both the ALLL and the allowance for unfunded credit commitments, is calculated with the objective of maintaining a reserve sufficient to absorb expected losses in our credit portfolios. The measurement of the allowance for credit losses is based on management’s best estimate of lifetime expected credit losses, periodic evaluation of the loan portfolio, lending-related commitments and other relevant factors.

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

There were no changes to the reasonable and supportable forecast period, and no change to the reversion to the historical loss experience method for the three and six months ended June 30, 2026 and 2025.

The following table provides key credit risk characteristics and macroeconomic variables that the Company uses to estimate the expected credit losses by portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Risk rating, sector, loan origination size, loan age, delinquency status	Unemployment rate, gross domestic product (“GDP”), and U.S. Treasury rates
CRE, Multifamily residential, and Construction and land	Collateral value, property type, geographic location, loan age, delinquency status	Unemployment rate, GDP, and U.S. Treasury rates
SFR and Home equity loans	Collateral value, FICO score, geographic location, loan age, delinquency status	House Price Indices, unemployment rate, GDP
Other consumer	Loss rate approach	Immaterial — Macroeconomic variables are included in the qualitative estimate

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

Quantitative Component — ALLL for the Consumer Loan Portfolio

For SFR and home equity loans, projected PDs and LGDs are applied to the estimated exposure at default, considering the term and payment structure of the loan, to generate estimates of expected loss at the loan level. The forecast of future economic conditions returns to long-run historical economic trends after the reasonable and supportable period. To estimate the life of a loan for the SFR and home equity loan portfolios, the contractual term of the loan is adjusted for estimated prepayments based on historical prepayment experience. For other consumer loans, the Company uses a loss rate approach.

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

ALLL for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the ALLL on an individual loan basis. The ALLL for individually evaluated loans is measured as the difference between the recorded value of the loans and their fair value. For loans evaluated individually, the Company uses one of three different asset valuation measurement methods to determine their fair value: (1) the fair value of collateral less costs to sell; (2) the present value of expected future cash flows; or (3) the loan's observable market price. If an individually evaluated loan is determined to be collateral dependent, the Company applies the fair value of the collateral less costs to sell method. If an individually evaluated loan is determined not to be collateral dependent, the Company uses the present value of future cash flows or the observable market value of the loan.

•Collateral-Dependent Loans — The allowance of a collateral-dependent loan is limited to the difference between the recorded value and fair value of the collateral less cost of disposal or sale. As of June 30, 2026, collateral-dependent commercial and consumer loans totaled $92 million and $19 million, respectively. In comparison, collateral-dependent commercial and consumer loans totaled $69 million and $10 million, respectively, as of December 31, 2025. The Company's collateral-dependent loans were secured by real estate. As of both June 30, 2026 and December 31, 2025, the collateral value of the properties securing the collateral-dependent loans, net of selling costs, exceeded the recorded value of the majority of the loans.

The following tables summarize the activity in the ALLL by portfolio segments for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30, 2026
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR —BTHO	Home equity loans	Other Consumer	Total
ALLL, beginning of period		$483,384	$231,802	$39,446	$17,170	$19,230	$37,653	$5,899	$1,290	$835,874
Provision for (reversal of) credit losses on loans	(a)	18,928	5,145	882	2,799	(496)	4,769	670	227	32,924
Gross charge-offs		(21,960)	(6,848)	—	(1)	(31)	—	(11)	(18)	(28,869)
Gross recoveries		394	1,252	12	—	123	—	2	3	1,786
Total net (charge-offs) recoveries		(21,566)	(5,596)	12	(1)	92	—	(9)	(15)	(27,083)
Foreign currency translation adjustment		341	—	—	—	—	—	—	—	341
ALLL, end of period		$481,087	$231,351	$40,340	$19,968	$18,826	$42,422	$6,560	$1,502	$842,056

		Three Months Ended June 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR —BTHO	Home equity loans	Other Consumer	Total
ALLL, beginning of period		$421,288	$212,899	$32,324	$15,199	$19,281	$27,648	$4,879	$1,338	$734,856
Provision for (reversal of) credit losses on loans	(a)	27,595	8,007	(3,274)	2,654	(574)	5,638	369	(259)	40,156
Gross charge-offs		(8,151)	(8,306)	(3)	—	—	—	—	(4)	(16,464)
Gross recoveries		1,504	18	26	3	4	—	8	250	1,813
Total net (charge-offs) recoveries		(6,647)	(8,288)	23	3	4	—	8	246	(14,651)
Foreign currency translation adjustment		55	—	—	—	—	—	—	—	55
ALLL, end of period		$442,291	$212,618	$29,073	$17,856	$18,711	$33,286	$5,256	$1,325	$760,416

		Six Months Ended June 30, 2026
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR —BTHO	Home equity loans	Other Consumer	Total
ALLL, beginning of period		$475,613	$221,494	$36,555	$15,468	$19,040	$34,423	$5,804	$1,376	$809,773
Provision for (reversal of) credit losses on loans	(a)	36,820	16,305	3,762	5,392	(207)	7,999	762	(35)	70,798
Gross charge-offs		(40,345)	(8,153)	—	(894)	(152)	—	(11)	(93)	(49,648)
Gross recoveries		8,312	1,705	23	2	145	—	5	254	10,446
Total net (charge-offs) recoveries		(32,033)	(6,448)	23	(892)	(7)	—	(6)	161	(39,202)
Foreign currency translation adjustment		687	—	—	—	—	—	—	—	687
ALLL, end of period		$481,087	$231,351	$40,340	$19,968	$18,826	$42,422	$6,560	$1,502	$842,056

		Six Months Ended June 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR —BTHO	Home equity loans	Other Consumer	Total
ALLL, beginning of period		$384,319	$218,677	$32,117	$17,497	$19,413	$25,403	$3,132	$1,494	$702,052
Provision for (reversal of) credit losses on loans	(a)	63,965	16,112	(3,073)	2,349	(747)	7,883	2,108	(379)	88,218
Gross charge-offs		(9,139)	(22,243)	(7)	(1,996)	(9)	—	—	(53)	(33,447)
Gross recoveries		3,068	72	36	6	54	—	16	263	3,515
Total net (charge-offs) recoveries		(6,071)	(22,171)	29	(1,990)	45	—	16	210	(29,932)
Foreign currency translation adjustment		78	—	—	—	—	—	—	—	78
ALLL, end of period		$442,291	$212,618	$29,073	$17,856	$18,711	$33,286	$5,256	$1,325	$760,416

In addition to the ALLL, the Company maintains an allowance for unfunded credit commitments. The Company has three general areas for which it provides the allowance for unfunded credit commitments: (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments is maintained at a level that management believes to be sufficient to absorb estimated expected credit losses related to unfunded credit facilities. See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table summarizes the activity in the allowance for unfunded credit commitments for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2026	2025	2026	2025
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$47,005	$40,464	$48,690	$39,526
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	76	4,844	(1,606)	5,782
Foreign currency translation adjustments		(4)	(1)	(7)	(1)
Allowance for unfunded credit commitments, end of period		$47,077	$45,307	$47,077	$45,307
Provision for credit losses on loans, leases and unfunded credit commitments	(a) + (b)	$33,000	$45,000	$69,192	$94,000

The allowance for credit losses on loans, leases and unfunded credit commitments was $889 million as of June 30, 2026, an increase of $31 million compared with $858 million as of December 31, 2025. The increase in the allowance for credit losses was primarily driven by the Company’s net loan growth, qualitative risk assessment, and an economic outlook that reflected continued caution regarding inflation, the high-interest rate environment, and rising oil prices as a result of the Middle East conflict.

The Company considers multiple economic scenarios to develop the estimate of the ALLL. The scenarios may consist of a baseline forecast representing management's view of the most likely outcome, and downside or upside scenarios that reflect possible worsening or improving economic conditions. As of June 30, 2026, the Company assigned the same weighting to each of its upside, downside and baseline scenarios as compared with December 31, 2025. Compared with the December 2025 forecast, the June 2026 baseline forecast for GDP growth for the remainder of 2026 and 2027 showed no material change. The forecast for the unemployment rate showed minimal near-term improvement, as the labor market remains strong. The downside scenario assumed the economy falls into recession in the second quarter of 2026 as a result of elevated oil prices, rising inflation, tariffs, deportations, and still-elevated interest rates. The upside scenario assumed a more optimistic economic outlook, including faster resolutions to global conflicts, stronger growth, stable financial markets, and full employment being realized in the third quarter of 2026.

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

The following tables provide information on the carrying value of loans transferred, sold and purchased, during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Commercial					Consumer
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$107,606		$—	$—	$—	$—	$107,606
Loans transferred from held-for-sale to held-for-investment	$—		$—	$—	$—	$3,497	$3,497
Sales (2)(3)	$114,358		$—	$—	$—	$3,841	$118,199
Purchases	$48,203	(4)	$—	$—	$—	$127,125	$175,328

	Three Months Ended June 30, 2025
	Commercial					Consumer
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$102,214		$—	$—	$—	$—	$102,214
Sales (2)(3)	$90,341		$—	$—	$—	$396	$90,737
Purchases	$142,687	(4)	$—	$—	$—	$145,330	$288,017

	Six Months Ended June 30, 2026
	Commercial					Consumer	Total
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR
Loans transferred from held-for-investment to held-for-sale (1)	$209,383		$—	$9,959	$—	$5,345	$224,687
Loans transferred from held-for-sale to held-for-investment	$—		$—	$—	$—	$3,497	$3,497
Sales (2)(3)	$212,638		$—	$9,959	$—	$4,205	$226,802
Purchases	$158,095	(4)	$—	$—	$—	$267,636	$425,731

Refer to table footnotes on the following page.

	Six Months Ended June 30, 2025
	Commercial					Consumer	Total
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR
Loans transferred from held-for-investment to held-for-sale (1)	$108,570		$20,338	$—	$9,500	$—	$138,408
Sales (2)(3)	$96,697		$20,338	$—	$11,316	$396	$128,747
Purchases	$279,630	(4)	$—	$—	$—	$250,411	$530,041

(1)Includes write-downs of $3 million and $5 million to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three and six months ended June 30, 2026, respectively, and $2 million for the six months ended June 30, 2025. There were no write-downs to the allowance for loan losses related to loans transferred from held-for-investment to held-for-sale for the three months ended June 30, 2025.
(2)Includes originated loans sold of $91 million and $160 million for the three and six months ended June 30, 2026, respectively, and $91 million and $125 million for the three and six months ended June 30, 2025, respectively. Originated loans sold were primarily comprised of C&I loans for each of the three and six months ended June 30, 2026 and 2025.
(3)Includes $28 million and $67 million of purchased loans sold in the secondary market for the three and six months ended June 30, 2026, respectively, and $4 million for the six months ended June 30, 2025. There were no purchased loans sold in the secondary market for the three months ended June 30, 2025.
(4)C&I loan purchases were comprised of syndicated C&I term loans.

Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net

The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes within the U.S. designed as high-quality affordable housing for lower income tenants. To fully utilize the available tax credits, each of these entities must meet the affordable housing regulatory requirements for a 15-year minimum compliance period. The Company also invests in small business investment companies and new markets tax credit projects that qualify for CRA consideration, as well as eligible projects that qualify for production, historic and renewable energy tax credits. Investments in new markets tax credits promote development in low-income communities; investments in production and renewable energy tax credits help promote the development of renewable energy sources; and investments in historic tax credits promote the rehabilitation of historic buildings and economic revitalization of the surrounding areas.

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

The following table presents the net investments and unfunded commitments of the Company’s affordable housing partnership, tax credit, and CRA investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$452,394		$141,408	$483,021		$172,343
Tax credit and CRA investments	122,892		41,106	140,723		43,878
Equity method of accounting and other:
Tax credits and CRA investments	343,944	(2)	95,312	345,748	(2)	121,275
Total	$919,230		$277,826	$969,492		$337,496

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $37 million of equity securities without readily determinable fair values as of both June 30, 2026 and December 31, 2025.

The following table presents additional information related to the investments in affordable housing partnership, tax credit and CRA investments for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$19,890	$20,946	$40,046	$40,608
Tax credit and CRA investments	20,215	40,114	45,397	57,747
Equity method of accounting and other:
Tax credit and CRA investments	23,505	25,096	43,654	37,101
Total tax credits and benefits	$63,610	$86,156	$129,097	$135,456

Amortization (2):
PAM (3):
Affordable housing partnership investments	$13,963	$15,428	$28,940	$30,834
Tax credit and CRA investments	21,275	32,306	44,380	45,170
Equity method of accounting and other:
Tax credit and CRA investments (4)	22,796	26,236	44,780	41,978
Total amortization	$58,034	$73,970	$118,100	$117,982

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

The Company also held equity securities without readily determinable fair values totaling $118 million as of June 30, 2026 and $117 million as of December 31, 2025, included in Other assets on the Consolidated Balance Sheet.

Note 8 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	5.48%	12/15/2035	$32,482	$32,320
Bank
FHLB advances (2):
Floating (3)	3.77% — 3.87%	2026 — 2027	$2,500,000	$2,000,000
Fixed	3.87% — 3.95%	2026	500,000	750,000
Overnight	N/A	N/A	—	250,000
Total FHLB advances			$3,000,000	$3,000,000

N/A — Not applicable.
(1)As of June 30, 2026, the outstanding junior subordinated debt was issued by MCBI Statutory Trust I and had a stated interest of 3-month CME Term Secured Overnight Financing Rate (“SOFR”) plus a spread. The contractual interest rates for junior subordinated debt were 5.48% and 5.53% as of June 30, 2026 and December 31, 2025, respectively. For additional information on the junior subordinated debt, refer to Note 10 — Federal Home Loan Bank Advances and Long-Term Debt in the Company’s 2025 Form 10-K.
(2)The weighted-average interest rates for FHLB advances were 3.82% and 3.94% as of June 30, 2026 and December 31, 2025, respectively.
(3)Floating interest rates are based on the SOFR plus the established spread.

The Bank’s available borrowing capacity from FHLB advances totaled $11.9 billion as of June 30, 2026. The Bank’s available borrowing capacity from the FHLB is derived from its portfolio of loans that are pledged to the FHLB, reduced by any outstanding FHLB advances and standby letters of credit (“SBLC”). As of June 30, 2026, all advances were secured by real estate loans.

Note 9 — Commitments and Contingencies

Commitments to Extend Credit — In the normal course of business, the Company provides loan commitments and letters of credit to customers on predetermined terms. These outstanding commitments to extend credit are not reflected in the accompanying Consolidated Financial Statements.

The following table presents the Company’s credit-related commitments as of June 30, 2026 and December 31, 2025:

	June 30, 2026					December 31, 2025
($ in thousands)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,299,513	$3,762,755	$957,862	$144,441	$9,164,571	$9,623,963
Commercial letters of credit and SBLCs	1,408,668	402,973	165,058	889,084	2,865,783	2,956,290
Total	$5,708,181	$4,165,728	$1,122,920	$1,033,525	$12,030,354	$12,580,253

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

Commercial letters of credit are issued to facilitate domestic and foreign trade transactions, while SBLCs are generally contingent upon the failure of the customers to perform according to the terms of the underlying contract with the third party. As a result, the total contractual amounts do not necessarily represent future funding requirements. The Company’s historical experience is that SBLCs typically expire without being funded. Additionally, in many cases, the Company holds collateral in various forms against these SBLCs. As part of its risk management activities, the Company monitors the creditworthiness of customers in conjunction with its SBLC exposure. Customers are obligated to reimburse the Company for any payment made on the customers’ behalf. If the customers fail to pay, the Company would, as applicable, liquidate the collateral and/or offset existing accounts. As of June 30, 2026, total letters of credit of $2.9 billion consisted of SBLCs of $2.8 billion and commercial letters of credit of $47 million. In comparison, as of December 31, 2025, total letters of credit of $3.0 billion consisted of SBLCs of $2.9 billion and commercial letters of credit of $31 million. As of both June 30, 2026 and December 31, 2025, substantially all letters of credit were graded “Pass” using the Bank’s internal credit risk rating system.

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

Estimated exposure to loss from these commitments is included in the allowance for unfunded credit commitments and amounted to $47 million and $49 million as of June 30, 2026 and December 31, 2025, respectively. For further information on the allowance for unfunded credit commitments, refer to Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Guarantees — The Company occasionally sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. The Company is obligated to repurchase up to the recourse component of the loans if the loans default. The following table presents the maximum potential future payments and carrying value of loans sold or securitized with recourse as of June 30, 2026 and December 31, 2025:

	Maximum Potential Future Payments					Carrying Value (1)
	June 30, 2026				December 31, 2025	June 30, 2026	December 31, 2025
($ in thousands)	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total	Total	Total	Total
SFR loans sold or securitized with recourse	$12	$377	$2,518	$2,907	$3,137	$2,907	$3,137
Multifamily residential loans sold or securitized with recourse	110	38	14,848	14,996	14,996	15,048	15,895
Total	$122	$415	$17,366	$17,903	$18,133	$17,955	$19,032

(1)Represents the unpaid principal balance.

The Company continues to experience minimal losses from the single-family and multifamily residential loan portfolios sold or securitized with recourse and recorded an immaterial recourse reserve as of both June 30, 2026 and December 31, 2025.

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

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of June 30, 2026, the Company does not believe there are any pending legal proceedings to which the Company is a party that, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. In light of the inherent uncertainty in legal proceedings, however, there can be no assurance that the ultimate resolution will not exceed established reserves and it is possible that the outcome of a particular matter, or a combination of matters, may be material to the Company’s financial condition for a particular period, depending upon the size of the loss and the Company’s income for that particular period.

Note 10 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. The Company has granted RSUs as its primary incentive awards. There were no outstanding awards other than RSUs as of both June 30, 2026 and December 31, 2025.

The following table presents a summary of the total share-based compensation expense and the related net tax (deficiencies) benefits associated with the Company’s various employee share-based compensation plans for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Stock compensation costs	$17,017	$13,294	$36,855	$26,480
Related net tax (deficiencies) benefits for stock compensation plans	$(164)	$76	$6,769	$2,731

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

The following table presents a summary of the activities for the Company’s time- and performance-based RSUs that were settled in shares for the six months ended June 30, 2026. The number of performance-based RSUs stated below reflects the number of awards granted on the grant date.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-average Grant Date Fair Value	Shares	Weighted-average Grant Date Fair Value
Outstanding, January 1, 2026	1,352,024	$81.51	282,729	$83.87
Granted	452,382	111.25	114,482	113.88
Vested	(408,507)	74.24	(96,271)	79.93
Forfeited	(34,335)	95.34	—	—
Outstanding, June 30, 2026	1,361,564	$93.22	300,940	$96.55

As of June 30, 2026, there was $52 million of unrecognized compensation costs related to unvested time-based RSUs expected to be recognized over a weighted-average period of 2.0 years, and $11 million of unrecognized compensation costs related to unvested performance-based RSUs expected to be recognized over a weighted-average period of 2.3 years.

Note 11 — Stockholders’ Equity and Earnings Per Share

The following table presents the basic and diluted EPS calculations for the three and six months ended June 30, 2026 and 2025. For more information on the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

	Three Months Ended June 30,			Six Months Ended June 30,
($ and shares in thousands, except per share data)	2026		2025	2026		2025
Basic:
Net income	$363,700		$310,253	$721,496		$600,523
Basic weighted-average number of shares outstanding	137,450	(1)	137,818	137,757	(1)	138,009
Basic EPS	$2.65		$2.25	$5.24		$4.35
Diluted:
Net income	$363,700		$310,253	$721,496		$600,523
Basic weighted-average number of shares outstanding	137,450	(1)	137,818	137,757	(1)	138,009
Add: Dilutive impact of unvested RSUs	851		971	811		1,049
Diluted weighted-average number of shares outstanding	138,301		138,789	138,568		139,058
Diluted EPS	$2.63		$2.24	$5.21		$4.32

(1)Includes retirement-eligible employees’ awards.

Approximately 71 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for both the three and six months ended June 30, 2026. In comparison, approximately 64 thousand and 55 thousand weighted-average shares of anti-dilutive RSUs were excluded from the diluted EPS computations for the three and six months ended June 30, 2025, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized a stock repurchase of up to $300 million of the Company’s common stock. For the three months ended June 30, 2026, there were no stock repurchases. For the six months ended June 30, 2026, the Company repurchased $99 million of its common stock. In comparison, the Company repurchased $3 million and $88 million of common stock for the three and six months ended June 30, 2025, respectively.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI balances for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, April 1, 2025	$(482,175)	$10,493	$(23,333)	$(495,015)
Net unrealized gains (losses) arising during the period	14,926	14,045	(1,103)	27,868
Amounts reclassified from AOCI	683	4,084	—	4,767
Changes, net of tax	15,609	18,129	(1,103)	32,635
Balance, June 30, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)
Balance, April 1, 2026	$(383,752)	$12,033	$(16,501)	$(388,220)
Net unrealized (losses) gains arising during the period	(13,052)	(16,137)	3,676	(25,513)
Amounts reclassified from AOCI	480	(533)	—	(53)
Changes, net of tax	(12,572)	(16,670)	3,676	(25,566)
Balance, June 30, 2026	$(396,324)	$(4,637)	$(12,825)	$(413,786)

Refer to table footnotes on the following page.

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	72,303	40,370	(2,115)	110,558
Amounts reclassified from AOCI	3,283	9,039	—	12,322
Changes, net of tax	75,586	49,409	(2,115)	122,880
Balance, June 30, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)
Balance, January 1, 2026	$(353,232)	$28,209	$(20,587)	$(345,610)
Net unrealized (losses) gains arising during the period	(45,524)	(31,902)	7,762	(69,664)
Amounts reclassified from AOCI	2,432	(944)	—	1,488
Changes, net of tax	(43,092)	(32,846)	7,762	(68,176)
Balance, June 30, 2026	$(396,324)	$(4,637)	$(12,825)	$(413,786)

(1)Includes after-tax unamortized losses related to AFS debt securities that were transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments related to the Company’s net investment in non-U.S. operations.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(18,526)	$5,474	$(13,052)	$31,958	$(17,032)	$14,926
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(2,931)	866	(2,065)	(746)	208	(538)
Amortization of unrealized losses on transferred securities (2)	3,613	(1,068)	2,545	3,772	(2,551)	1,221
Net change	(17,844)	5,272	(12,572)	34,984	(19,375)	15,609
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(22,908)	6,771	(16,137)	18,728	(4,683)	14,045
Net realized (gains) losses reclassified into net income (3)	(758)	225	(533)	5,531	(1,447)	4,084
Net change	(23,666)	6,996	(16,670)	24,259	(6,130)	18,129
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	3,676	—	3,676	(1,330)	227	(1,103)
Net change	3,676	—	3,676	(1,330)	227	(1,103)
Other comprehensive (loss) income	$(37,834)	$12,268	$(25,566)	$57,913	$(25,278)	$32,635

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(64,612)	$19,088	$(45,524)	$113,496	$(41,193)	$72,303
Reclassification adjustments:
Net realized gains on AFS debt securities reclassified into net income (1)	(3,739)	1,105	(2,634)	(877)	247	(630)
Amortization of unrealized losses on transferred securities (2)	7,192	(2,126)	5,066	7,594	(3,681)	3,913
Net change	(61,159)	18,067	(43,092)	120,213	(44,627)	75,586
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(45,290)	13,388	(31,902)	56,194	(15,824)	40,370
Net realized (gains) losses reclassified into net income (3)	(1,341)	397	(944)	12,583	(3,544)	9,039
Net change	(46,631)	13,785	(32,846)	68,777	(19,368)	49,409
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	7,762	—	7,762	(2,342)	227	(2,115)
Net change	7,762	—	7,762	(2,342)	227	(2,115)
Other comprehensive (loss) income	$(100,028)	$31,852	$(68,176)	$186,648	$(63,768)	$122,880

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

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other banking products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Additional banking products and services provided by this segment include wealth management, private banking, treasury management, interest rate risk hedging and foreign exchange services.

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing, and loan syndication. Commercial deposit products and other financial services include treasury management, foreign exchange services and interest rate and commodity risk hedging. This segment also includes the Company’s international branch activities.

The remaining centralized functions, including the Company’s corporate treasury activities, tax credit investment activities, net funds transfer pricing (“FTP”), eliminations of inter-segment amounts, and centrally managed departments, are aggregated within Treasury and Other segment.

The Company utilizes an internal reporting process to measure the performance of the three operating segments within the Company. The Company’s internal reporting process consists of certain allocation methodologies for revenues and expenses, and the internal FTP process. The FTP process is formulated with the goal of encouraging loan and deposit growth that is consistent with the Company’s overall profitability objectives, as well as providing a reasonable and consistent basis for the measurement of business segment net interest margins and profitability. The FTP process charges a cost to fund loans (“FTP charges for loans”) and allocates credits for funds provided from deposits (“FTP credits for deposits”) using internal FTP rates. FTP charges for loans are determined based on a matched cost of funds, which is tied to the pricing and term characteristics of the loans. FTP credits for deposits are based on matched funding credit rates, which are tied to the implied or stated maturity of the deposits. FTP credits for deposits reflect the long-term value generated by the deposits. The net spread between the total internal FTP charges and credits is recorded as part of net interest income in the Treasury and Other segment. The corporate treasury function within the Treasury and Other segment is responsible for the Company’s liquidity and interest rate management and manages the corporate interest rate risk exposure. The Company’s internal FTP assumptions and methodologies are reviewed at least annually to ensure that the process is reflective of current market conditions.

Each segment’s net interest income represents the difference between interest earned on segment assets and interest incurred on segment liabilities, adjusted for funding charges or credits through the Company’s FTP process. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Loan charge-offs and provision for credit losses are recorded to the segments where the loans are recorded. Significant corporate overhead expenses incurred by centralized support areas in the Treasury and Other segment are allocated to the Consumer and Business Banking and Commercial Banking segments based on the segment’s estimated usage factors including, but not limited to, full-time equivalent employees, net interest income, and loan and deposit volume. Amortization of tax credit and CRA investments and certain types of administrative expenses are generally not allocated to segments.

The following tables present the operating results and other key financial measures for the individual operating segments as of and for the three and six months ended June 30, 2026 and 2025:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Three Months Ended June 30, 2026
Net interest income before provision for credit losses	$274,251	$258,824	$151,576	(1)	$684,651
Noninterest income	38,205	55,560	12,727		106,492
Total revenue before provision for credit losses	312,456	314,384	164,303		791,143
Provision for credit losses	12,451	20,549	—		33,000
Compensation and employee benefits	66,704	69,778	36,061		172,543
Other noninterest expense (2)	61,483	39,151	17,445		118,079
Total noninterest expense	128,187	108,929	53,506		290,622
Segment income before income taxes	171,818	184,906	110,797		467,521
Segment net income	$123,668	$133,182	$106,850		$363,700
Average balances:
Loans	$21,451,804	$36,777,698	$—	(3)	$58,229,502
Deposits	$36,143,674	$28,658,783	$3,895,188		$68,697,645
As of June 30, 2026
Segment assets	$22,179,346	$38,935,480	$23,648,646		$84,763,472

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Three Months Ended June 30, 2025
Net interest income before provision for (reversal of) credit losses	$273,073	$254,144	$89,857	(1)	$617,074
Noninterest income	27,729	49,751	8,698		86,178
Total revenue before provision for (reversal of) credit losses	300,802	303,895	98,555		703,252
Provision for (reversal of) credit losses	6,775	38,724	(499)		45,000
Compensation and employee benefits	58,151	57,592	29,098		144,841
Other noninterest expense (2)	57,252	36,053	17,874		111,179
Total noninterest expense	115,403	93,645	46,972		256,020
Segment income before income taxes	178,624	171,526	52,082		402,232
Segment net income	$128,295	$123,207	$58,751		$310,253
Average balances:
Loans	$20,183,539	$33,767,859	$330,034		$54,281,432
Deposits (4)	$32,750,578	$26,315,823	$4,611,431		$63,677,832
As of June 30, 2025
Segment assets	$20,735,714	$36,134,621	$21,287,732		$78,158,067

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Six Months Ended June 30, 2026
Net interest income before provision for (reversal of) credit losses	$543,498	$520,110	$292,236	(1)	$1,355,844
Noninterest income	78,167	109,891	20,990		209,048
Total revenue before provision for (reversal of) credit losses	621,665	630,001	313,226		1,564,892
Provision for (reversal of) credit losses	21,636	47,556	(192)		69,000
Compensation and employee benefits	136,800	144,622	63,786		345,208
Other noninterest expense (2)	123,488	75,621	26,619		225,728
Total noninterest expense	260,288	220,243	90,405		570,936
Segment income before income taxes	339,741	362,202	223,013		924,956
Segment net income	$244,532	$260,821	$216,143		$721,496
Average balances:
Loans	$21,244,542	$36,400,779	$—	(3)	$57,645,321
Deposits	$35,599,069	$28,374,828	$4,151,918		$68,125,815
As of June 30, 2026
Segment assets	$22,179,346	$38,935,480	$23,648,646		$84,763,472

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Six Months Ended June 30, 2025
Net interest income before provision for credit losses	$542,806	$507,145	$167,324	(1)	$1,217,275
Noninterest income	60,014	103,330	14,936		178,280
Total revenue before provision for credit losses	602,820	610,475	182,260		1,395,555
Provision for credit losses	14,460	79,503	37		94,000
Compensation and employee benefits	120,115	118,779	52,382		291,276
Other noninterest expense (2)	114,444	78,371	24,077		216,892
Total noninterest expense	234,559	197,150	76,459		508,168
Segment income before income taxes	353,801	333,822	105,764		793,387
Segment net income	$251,383	$237,232	$111,908		$600,523
Average balances:
Loans	$19,974,077	$33,490,986	$347,116		$53,812,179
Deposits (4)	$32,539,912	$26,222,998	$4,397,671		$63,160,581
As of June 30, 2025
Segment assets	$20,735,714	$36,134,621	$21,287,732		$78,158,067

(1)Primarily generated from the Company’s debt securities portfolio. Refer to Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q for further information on the Company’s debt securities portfolio.
(2)The Consumer and Business Banking segment's other noninterest expense is primarily comprised of corporate overhead allocated expenses, occupancy and equipment expense, and other operating expenses. The Commercial Banking segment’s other noninterest expense is primarily comprised of corporate overhead allocated expenses, other operating expense, occupancy and equipment expense, and deposit account expense. The Treasury and Other segment's other noninterest expense is primarily comprised of amortization of tax credit and CRA investments, and other operating expenses, net of any corporate overhead expenses allocated to other segments.
(3)Reallocated to the Commercial Banking and Consumer and Business Banking segments effective first quarter of 2026.
(4)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of June 30, 2026, the Company had $84.8 billion in total assets and approximately 3,500 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2025 Form 10-K.

Current Developments

Economic Developments

Evolving geopolitical uncertainties, including recent developments in the Middle East and ongoing shifts in global trade policies and tariffs, continue to create uncertainty regarding inflation, prices and potential supply chain disruptions. At its most recent meeting, the Federal Reserve maintained the target rate of the federal funds rate, reflecting a cautious stance as it continues to balance economic uncertainty, persistent inflationary pressures and continued strength in the labor market. These conditions may contribute to market volatility and influence the pace of inflation and economic growth. The U.S. economy continues to expand at a moderate pace, with Federal Reserve projections indicating GDP growth of 2% and inflation expected to gradually moderate. Commercial and consumer loan demand remains solid, supported by healthy consumer spending and business investment. The Company continues to monitor changes in the economic, regulatory and banking environment and their potential impacts on its business and customers.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geographic and Political Uncertainties and — Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Regulatory Updates

In March 2026, the federal banking agencies issued proposed revisions to the U.S. regulatory capital framework that would modify certain aspects of the standardized approach to risk-based capital treatment of certain exposure categories that are material to the Company. The proposed changes address the definition of capital, the calculation of certain risk-weighted assets and future indexing of certain dollar-based thresholds. The Company has been monitoring these proposals and assessing their potential impacts on its regulatory capital position.

In June 2026, the Federal Deposit Insurance Corporation (“FDIC”) issued two proposals that would modify certain requirements applicable to the Bank. The first would streamline resolution planning requirements for insured depository institutions by, among other things, increasing the applicability threshold to institutions with $100 billion or more in total assets, eliminating the need for institutions to provide a strategy for their own resolution and annual interim resolution plan supplements, and removing the FDIC’s ability to deem resolution plans, which would be renamed “resolution submissions,” not credible. The second proposal would decrease initial base deposit insurance assessment rates for institutions with total assets of $30 billion or more, including the Bank, by one basis point (“bp”). This proposal would provide an additional downward adjustment of 0.5 bp to such an institution’s assessment rate if the institution successfully completed a virtual data room testing exercise and a further downward adjustment of 0.5 bp if the institution provided the FDIC with temporary access to certain data service providers and/or internal data systems. We are evaluating the potential impact of these proposals on EWBC and the Bank.

In June 2026, the California Air Resources Board announced a proposed deferral of the first-year initial reporting deadline under SB 253 for Scope 1 and Scope 2 greenhouse gas emissions under SB 253 from August 10, 2026 to November 10, 2026. The Company is monitoring these developments, including potential changes to reporting requirements, and evaluating their impact on its disclosures, processes, and controls.

Financial Review

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in thousands, except per share, and ratio data)	2026	2025	2026	2025
Summary of operations:
Net interest income before provision for credit losses	$684,651	$617,074	$1,355,844	$1,217,275
Noninterest income	106,492	86,178	209,048	178,280
Total revenue	791,143	703,252	1,564,892	1,395,555
Provision for credit losses	33,000	45,000	69,000	94,000
Noninterest expense	290,622	256,020	570,936	508,168
Income before income taxes	467,521	402,232	924,956	793,387
Income tax expense	103,821	91,979	203,460	192,864
Net income	$363,700	$310,253	$721,496	$600,523
Per share:
Basic earnings	$2.65	$2.25	$5.24	$4.35
Diluted earnings	$2.63	$2.24	$5.21	$4.32
Dividends declared	$0.80	$0.60	$1.60	$1.20
Weighted-average number of shares outstanding:
Basic	137,450	137,818	137,757	138,009
Diluted	138,301	138,789	138,568	139,058
Performance metrics:
Return on average assets (“ROA”)	1.75%	1.62%	1.77%	1.59%
Return on average common equity (“ROAE”)	16.01%	15.42%	16.02%	15.19%
Return on average tangible common equity (“ROATCE”) (1)	16.88%	16.39%	16.90%	16.16%
Common dividend payout ratio	30.54%	26.99%	30.85%	27.95%
Net interest margin	3.43%	3.35%	3.46%	3.35%
Efficiency ratio (2)	36.73%	36.41%	36.48%	36.41%

At period end:	June 30, 2026	December 31, 2025
Total assets	$84,763,472	$80,434,997
Total loans	$58,981,365	$56,899,148
Total deposits	$70,092,693	$67,082,701
Common shares outstanding at period-end	137,011	137,579
Book value per share	$67.48	$64.68
Tangible book value per share (1)	$64.06	$61.27
Tangible common equity (“TCE”) ratio (1)	10.41%	10.54%

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

The Company’s net income for the second quarter and first half of 2026 was $364 million and $721 million, respectively, which increased $53 million or 17%, and $121 million or 20%, respectively, from the same prior year periods. The year-over-year increases were primarily driven by higher net interest income before provision for credit losses, increased noninterest income, and lower provision for credit losses, partially offset by higher noninterest expense. Noteworthy aspects of the Company’s performance for the second quarter and first half of 2026 included:

•Net interest income and net interest margin. Second quarter 2026 net interest income before provision for credit losses was $685 million, an increase of $68 million or 11% from the second quarter of 2025. Second quarter 2026 net interest margin was 3.43% up 8 bps from the prior-year quarter. For the first half of 2026, net interest income before the provision for credit losses totaled $1.4 billion, an increase of $139 million or 11% compared with the first half of 2025. Net interest margin was 3.46% for the first half of 2026, an increase of 11 bps year over year.

•Earnings per share growth. Second quarter 2026 basic and diluted earnings per share (“EPS”) each increased 18% to $2.65 and $2.63, respectively, compared with the second quarter of 2025. For the first half of 2026, basic EPS increased 20% to $5.24, while diluted EPS increased 21% to $5.21, compared with the first half of 2025.

•Profitability ratios. Second quarter 2026 ROA, ROAE and ROATCE were 1.75%, 16.01% and 16.88%, respectively, representing year-over-year increases of 13 bps, 59 bps and 49 bps, respectively. For the first half of 2026, ROA, ROAE and ROATCE were 1.77%, 16.02% and 16.90%, respectively, up 18 bps, 83 bps and 74 bps, respectively, from the same period in 2025. ROATCE is a non-GAAP financial measure. For additional information regarding the reconciliation of non-GAAP financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Efficiency ratios. Second quarter 2026 efficiency ratio was 36.73%, compared with 36.41% in the second quarter of 2025. For the first half of 2026, the efficiency ratio was 36.48%, compared with 36.41% in the prior-year period.

•Asset growth. Total assets reached $84.8 billion as of June 30, 2026, an increase of $4.3 billion from December 31, 2025, primarily driven by a $2.1 billion or 4% increase in net loans held-for-investment and a $1.4 billion or 10% increase in available-for-sale (“AFS”) debt securities.

•Deposit growth. Total deposits were $70.1 billion as of June 30, 2026, an increase of $3.0 billion or 4%, from December 31, 2025, primarily driven by growth in noninterest-bearing demand and money market deposits.

•Capital levels. Stockholders’ equity was $9.2 billion as of June 30, 2026, up $347 million or 4%, from December 31, 2025. Book value per share of $67.48 as of June 30, 2026, increased $2.80 or 4% compared with December 31, 2025. Tangible book value per share of $64.06 as of June 30, 2026, increased $2.79 or 5% compared with December 31, 2025. Tangible book value per share is a non-GAAP financial measure. For additional details, see the reconciliation of non-GAAP financial measures presented under Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

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

Net interest income and net interest margin for the second quarter and first half of 2026 increased year-over-year. These year-over-year increases primarily reflected lower interest-bearing deposit funding costs and increases in loans and AFS debt securities’ average balances, partially offset by lower yields on loans, interest-bearing cash and deposits with banks, and AFS debt securities.

Average interest-earning assets were $80.1 billion for the second quarter of 2026, an increase of $6.2 billion or 8% from the second quarter of 2025. For the first half of 2026, average interest-earning assets were $79.0 billion, an increase of $5.7 billion or 8% from the first half of 2025. The year-over-year increases in average interest-earning assets primarily reflected loan growth and increases in AFS debt securities.

The yield on average interest-earning assets for the second quarter of 2026 was 5.41%, a decrease of 34 bps from the second quarter of 2025. The yield on average interest-earning assets for the first half of 2026 was 5.45%, a decrease of 30 bps from the first half of 2025. These year-over-year decreases for both periods primarily reflected the impact of lower benchmark interest rates on the loan portfolio.

Average loan yields of 6.02% and 6.06% for the second quarter and first half of 2026, respectively, decreased 38 bps and 33 bps, respectively, compared with the prior year periods. The year-over-year decreases in the average loan yield for both periods primarily reflected the loan portfolio’s sensitivity to lower benchmark interest rates. Approximately 59% and 58% of loans held-for-investment were variable-rate as of June 30, 2026 and 2025, respectively.

Deposits are an important source of funding for the Company. Average deposits were $68.7 billion and $68.1 billion for the second quarter and first half of 2026, respectively, which both increased $5.0 billion or 8% from the prior year comparative periods. The year-over-year increases for both periods were primarily driven by growth in demand, time and money market deposits.

Average noninterest-bearing deposits were $17.4 billion for the second quarter of 2026, a $2.2 billion or 15% increase from the second quarter of 2025. For the first half of 2026, average noninterest-bearing deposits were $17.1 billion, a $2.0 billion or 13% increase from the first half of 2025. The proportion of average noninterest-bearing deposits remained relatively stable year over year at 25% for both the second quarter and first half of 2026, compared with 24% in the same prior year periods.

The average cost of deposits of 2.10% for the second quarter and 2.12% for the first half of 2026 decreased 42 bps and 41 bps, respectively, compared with the prior year periods. The average cost of interest-bearing deposits decreased 50 bps from the prior year periods to 2.81% for the second quarter of 2026 and 2.83% for the first half of 2026. These year-over-year decreases primarily reflected the impacts of lower benchmark interest rates and the Company’s efforts to reduce deposit costs.

The average cost of funds calculation includes deposits, Federal Home Loan Bank (“FHLB”) advances, securities sold under repurchase agreements (“repurchase agreements”), long-term debt, and short-term borrowings. The average cost of funds of 2.19% for the second quarter and 2.20% for the first half of 2026, both decreased 44 bps from the prior year periods. The year-over-year decreases were mainly driven by the decrease in the cost of deposits as discussed above.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the second quarters of 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,985,838	$31,216	3.14%	$3,699,036	$34,935	3.79%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,624	1.53%	425,000	1,624	1.53%
Debt securities:
AFS (2)(3)	14,441,915	158,285	4.40%	12,435,531	141,496	4.56%
Held-to-maturity (“HTM”) (2)	2,849,553	12,044	1.70%	2,896,410	12,292	1.70%
Total debt securities (2)	17,291,468	170,329	3.95%	15,331,941	153,788	4.02%
Loans:
Commercial and industrial (“C&I”) (2)	19,452,052	304,621	6.28%	17,363,095	303,791	7.02%
Commercial real estate (“CRE”) (2)	21,550,542	320,535	5.97%	20,535,145	319,666	6.24%
Residential mortgage	17,173,833	248,541	5.80%	16,336,054	241,666	5.93%
Other consumer	53,075	792	5.98%	47,138	572	4.86%
Total loans (2)(4)(5)	58,229,502	874,489	6.02%	54,281,432	865,695	6.40%
Restricted equity securities	157,737	3,165	8.05%	165,716	2,957	7.16%
Total interest-earning assets	$80,089,545	$1,080,823	5.41%	$73,903,125	$1,058,999	5.75%
Noninterest-earning assets:
Cash and due from banks	311,337			350,343
Allowance for loan and lease losses (“ALLL”)	(854,564)			(745,121)
Other assets	3,604,651			3,353,681
Total assets	$83,150,969			$76,862,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,530,547	$37,692	2.01%	$7,597,103	$47,013	2.48%
Money market deposits	16,545,079	108,628	2.63%	15,325,928	124,282	3.25%
Savings deposits	1,905,782	4,511	0.95%	1,745,220	3,700	0.85%
Time deposits	25,353,592	208,591	3.30%	23,894,775	225,593	3.79%
Total interest-bearing deposits	51,335,000	359,422	2.81%	48,563,026	400,588	3.31%
Short-term borrowings and federal funds purchased	364	5	5.08%	659	1	0.66%
FHLB advances	3,041,759	29,455	3.88%	3,500,003	39,313	4.51%
Repurchase agreements	707,880	6,680	3.79%	119,061	1,352	4.55%
Long-term debt and finance lease liabilities	35,480	610	6.89%	35,811	671	7.52%
Total interest-bearing liabilities	$55,120,483	$396,172	2.88%	$52,218,560	$441,925	3.39%
Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	17,362,645			15,114,806
Accrued expenses and other liabilities	1,553,445			1,458,680
Stockholders’ equity	9,114,396			8,069,982
Total liabilities and stockholders’ equity	$83,150,969			$76,862,028

Total deposits	$68,697,645	$359,422	2.10%	$63,677,832	$400,588	2.52%

Interest rate spread			2.53%			2.36%
Net interest income and net interest margin		$684,651	3.43%		$617,074	3.35%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $61 thousand and $10 million for the second quarters of 2026 and 2025, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $8 million and $13 million for the second quarters of 2026 and 2025, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first halves of 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,926,059	$61,067	3.14%	$3,906,499	$74,072	3.82%
Resale agreements	425,000	3,249	1.54%	425,000	3,234	1.53%
Debt securities:
AFS (2)(3)	14,027,873	306,449	4.41%	12,102,837	277,015	4.62%
HTM (2)	2,855,444	24,058	1.70%	2,902,373	24,557	1.71%
Total debt securities (2)	16,883,317	330,507	3.95%	15,005,210	301,572	4.05%
Loans:
C&I (2)	19,104,391	601,936	6.35%	17,115,622	597,205	7.04%
CRE (2)	21,436,986	636,458	5.99%	20,454,528	631,052	6.22%
Residential mortgage	17,051,635	493,425	5.84%	16,193,678	476,557	5.93%
Other consumer	52,309	1,548	5.97%	48,351	1,293	5.39%
Total loans (2)(4)(5)	57,645,321	1,733,367	6.06%	53,812,179	1,706,107	6.39%
Restricted equity securities	154,478	8,143	10.63%	165,540	5,816	7.08%
Total interest-earning assets	$79,034,175	$2,136,333	5.45%	$73,314,428	$2,090,801	5.75%

Noninterest-earning assets:
Cash and due from banks	380,395			347,797
Allowance for loan, lease, and securities’ losses	(845,745)			(730,768)
Other assets	3,552,509			3,315,450
Total assets	$82,121,334			$76,246,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,591,242	$77,137	2.05%	$7,672,963	$94,924	2.49%
Money market deposits	16,375,246	213,506	2.63%	15,081,131	240,300	3.21%
Savings deposits	1,804,410	7,521	0.84%	1,749,062	7,147	0.82%
Time deposits	25,233,524	416,670	3.33%	23,547,978	450,198	3.86%
Total interest-bearing deposits	51,004,422	714,834	2.83%	48,051,134	792,569	3.33%
Short-term borrowings and federal funds purchased	465	9	3.73%	544	7	2.56%
FHLB advances	2,810,775	54,459	3.91%	3,500,002	78,179	4.50%
Repurchase agreements	529,966	9,970	3.79%	63,183	1,429	4.56%
Long-term debt and finance lease liabilities	35,523	1,217	6.91%	35,864	1,342	7.55%
Total interest-bearing liabilities	$54,381,151	$780,489	2.89%	$51,650,727	$873,526	3.41%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	17,121,393			15,109,447
Accrued expenses and other liabilities	1,537,720			1,516,650
Stockholders’ equity	9,081,070			7,970,083
Total liabilities and stockholders’ equity	$82,121,334			$76,246,907

Total deposits	$68,125,815	$714,834	2.12%	$63,160,581	$792,569	2.53%

Interest rate spread			2.56%			2.34%
Net interest income and net interest margin		$1,355,844	3.46%		$1,217,275	3.35%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums of AFS debt securities of $1 million and $17 million for the first halves of 2026 and 2025, respectively.
(4)Average balances include nonperforming loans and loans held-for-sale.
(5)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $19 million and $26 million for the first halves of 2026 and 2025, respectively.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(3,719)	$2,564	$(6,283)	$(13,005)	$369	$(13,374)
Resale agreements	—	—	—	15	—	15
Debt securities:
AFS	16,789	22,146	(5,357)	29,434	42,501	(13,067)
HTM	(248)	(198)	(50)	(499)	(396)	(103)
Total debt securities	16,541	21,948	(5,407)	28,935	42,105	(13,170)
Loans:
C&I	830	34,500	(33,670)	4,731	65,724	(60,993)
CRE	869	15,436	(14,567)	5,406	29,670	(24,264)
Residential mortgage	6,875	12,204	(5,329)	16,868	24,928	(8,060)
Other consumer	220	78	142	255	111	144
Total loans	8,794	62,218	(53,424)	27,260	120,433	(93,173)
Restricted equity securities	208	(147)	355	2,327	(412)	2,739
Total interest and dividend income	$21,824	$86,583	$(64,759)	$45,532	$162,495	$(116,963)
Interest-bearing liabilities:
Checking deposits	$(9,321)	$(408)	$(8,913)	$(17,787)	$(1,001)	$(16,786)
Money market deposits	(15,654)	9,332	(24,986)	(26,794)	19,418	(46,212)
Savings deposits	811	358	453	374	229	145
Time deposits	(17,002)	13,203	(30,205)	(33,528)	30,712	(64,240)
Total interest-bearing deposits	(41,166)	22,485	(63,651)	(77,735)	49,358	(127,093)
Short-term borrowings and federal funds purchased	4	(1)	5	2	(1)	3
FHLB advances	(9,858)	(4,091)	(5,767)	(23,720)	(14,175)	(9,545)
Repurchase agreements	5,328	5,594	(266)	8,541	8,821	(280)
Long-term debt and finance lease liabilities	(61)	(6)	(55)	(125)	(13)	(112)
Total interest expense	$(45,753)	$23,981	$(69,734)	$(93,037)	$43,990	$(137,027)
Change in net interest income	$67,577	$62,602	$4,975	$138,569	$118,505	$20,064

Noninterest Income

The following table presents the components of noninterest income for the second quarters and first halves of 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Commercial and consumer deposit-related fees	$31,621	$26,865	18%	$62,240	$53,940	15%
Lending and loan servicing fees	27,961	25,586	9%	54,031	51,816	4%
Foreign exchange income	14,926	13,715	9%	30,373	29,552	3%
Wealth management fees	19,461	10,725	81%	41,721	24,404	71%
Customer derivative income and derivative mark-to-market adjustments:
Customer derivative income	1,895	3,645	(48)%	6,490	9,184	(29)%
Derivative mark-to-market and credit valuation adjustments	(732)	(1,444)	(49)%	202	(2,914)	NM
Total customer derivative income and derivative mark-to-market adjustments	1,163	2,201	(47)%	6,692	6,270	7%
Net gains on AFS debt securities	2,931	746	293%	3,547	877	304%
Other investment (loss) income	(49)	678	NM	2,907	2,940	(1)%
Other income	8,478	5,662	50%	7,537	8,481	(11)%
Total noninterest income	$106,492	$86,178	24%	$209,048	$178,280	17%
Noninterest income as a percent of total revenue	13%	12%		13%	13%

NM - Not meaningful.

Noninterest income for the second quarter of 2026 was $106 million, an increase of $20 million or 24% compared with the second quarter of 2025. The year-over-year increase was primarily due to increases in wealth management fees, commercial and consumer deposit-related fees, other income, lending and loan servicing fees, and net gains on AFS debt securities. Noninterest income for the first half of 2026 was $209 million, an increase of $31 million or 17% compared with the first half of 2025. The year-over-year increase was primarily due to increases in wealth management fees, commercial and consumer deposit-related fees, and net gains on AFS debt securities.

Commercial and consumer deposit-related fees were $32 million for the second quarter of 2026, an increase of $5 million or 18% compared with the second quarter of 2025. For the first half of 2026, commercial and consumer deposit-related fees were $62 million, an increase of $8 million or 15% compared with the first half of 2025. The year-over-year increases were primarily due to higher commercial customer activity.

Lending and loan servicing fees were $28 million for the second quarter of 2026, an increase of $2 million or 9% compared with the second quarter of 2025. For the first half of 2026, lending and loan servicing fees were $54 million, an increase of $2 million or 4% compared with the first half of 2025. The year-over-year increases were primarily due to higher syndication fees.

Wealth management fees were $19 million for the second quarter of 2026, an increase of $9 million or 81% compared with the second quarter of 2025. For the first half of 2026, wealth management fees were $42 million, an increase of $17 million or 71% compared with the first half of 2025. The year-over-year increases primarily reflected higher customer activity, including increased demand for wealth management products such as fixed-rate corporate bonds, as well as new customer acquisitions.

Net gains on AFS debt securities of $3 million and $4 million, for the second quarter and first half of 2026, respectively, increased $2 million and $3 million, respectively, compared with the prior year periods. The year-over-year increases primarily reflected the sales of U.S. government agency residential mortgage-backed securities.

Other income was $8 million for the second quarter of 2026, an increase of $3 million or 50% compared with the second quarter of 2025. The year-over-year increase primarily reflected $3 million of increase in income from bank-owned life insurance policies, which offset the cost of the Company’s deferred compensation plan included in compensation and employee benefits expense. For the first half of 2026, other income was $8 million, a decrease of $1 million or 11% compared with the first half of 2025. The year-over-year decrease primarily reflected $5 million of lower of cost or market adjustments on loans held-for-sale recorded during the first half of 2026, partially offset by $4 million of increased income from bank-owned life insurance policies, as discussed above.

Noninterest Expense

The following table presents the components of noninterest expense for the second quarters and first halves of 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Compensation and employee benefits	$172,543	$144,841	19%	$345,208	$291,276	19%
Occupancy and equipment expense	19,553	16,289	20%	37,801	31,978	18%
Computer and software related expenses	15,433	13,446	15%	30,180	26,760	13%
Deposit insurance premiums and regulatory assessments	10,268	9,133	12%	19,127	19,518	(2)%
Deposit account expense	8,906	9,348	(5)%	16,439	18,390	(11)%
Other real estate owned (“OREO”) expense (income)	2,254	(493)	NM	1,990	3,673	(46)%
Other operating expense	38,869	37,220	4%	75,411	74,595	1%
Amortization of tax credit and Community Reinvestment Act (“CRA”) investments	22,796	26,236	(13)%	44,780	41,978	7%
Total noninterest expense	$290,622	$256,020	14%	$570,936	$508,168	12%

NM - Not meaningful.

Noninterest expense was $291 million for the second quarter of 2026, an increase of $35 million or 14% compared with the second quarter of 2025. For the first half of 2026, noninterest expense was $571 million, an increase of $63 million or 12% compared with the first half of 2025. These year-over-year increases were primarily driven by higher compensation and employee benefits, occupancy and equipment expense, and computer and software related expenses. The increase for the second quarter also reflected higher OREO expense, partially offset by a decrease in amortization of tax credit and CRA investments.

Compensation and employee benefits were $173 million for the second quarter of 2026, an increase of $28 million or 19% compared with the second quarter of 2025. For the first half of 2026, compensation and employee benefits were $345 million, an increase of $54 million or 19% compared with the first half of 2025. The year-over-year increases were primarily driven by higher incentive compensation, staffing growth, additional employer matching contributions under the Company’s 401(k) plan, and higher costs associated with the deferred compensation plan.

Occupancy and equipment expense was $20 million for the second quarter of 2026, an increase of $3 million or 20% compared with the second quarter of 2025. For the first half of 2026, occupancy and equipment expense was $38 million, an increase of $6 million or 18% compared with the first half of 2025. The year-over-year increases were primarily driven by higher depreciation expense associated with new leasehold improvements and a building purchase made in the first quarter of 2026, and increased rental expense, partially offset by higher rental income.

Computer and software related expenses were $15 million for the second quarter of 2026, an increase of $2 million or 15% compared with the second quarter of 2025. For the first half of 2026, computer and software related expense was $30 million, an increase of $3 million or 13% compared with the first half of 2025. The year-over-year increases were mainly attributable to higher software expenses resulting from continued investments in technology infrastructure to support the Company’s growth.

OREO expense was $2 million for the second quarter of 2026, a $3 million increase compared with the OREO income in the second quarter of 2025. The year-over-year increase was primarily due to a $2 million OREO write-down in the second quarter of 2026. For the first half of 2026, OREO expense was $2 million, a $2 million or 46% decrease compared with the first half of 2025. The year-over-year decrease primarily reflected higher gains on the sale of OREO properties.

Amortization of tax credit and CRA investments was $23 million for the second quarter of 2026, a $3 million or 13% decrease compared with the second quarter of 2025. For the first half of 2026, amortization of tax credit and CRA investments was $45 million, a $3 million or 7% increase compared with the first half of 2025. The year-over-year changes were primarily due to the timing of tax credit investments that closed in a given period.

Income Taxes

The following table presents income before income taxes, income tax expense and the effective tax rate for the second quarters of 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Income before income taxes	$467,521	$402,232	16%	$924,956	$793,387	17%
Income tax expense	$103,821	$91,979	13%	$203,460	$192,864	5%
Effective tax rate	22.2%	22.9%		22.0%	24.3%

Second quarter 2026 income tax expense was $104 million, and the effective tax rate was 22.2%, compared with second quarter 2025 income tax expense of $92 million and an effective tax rate of 22.9%. For the first half of 2026, income tax expense was $203 million, and the effective tax rate was 22.0%, compared with income tax expense of $193 million and an effective tax rate of 24.3% for the same period in 2025. The increase in income tax expense is primarily due to higher pre-tax income, partially offset by the release of a valuation allowance related to foreign tax credits in 2026 and the one-time revaluation of deferred tax assets recorded in 2025 due to the adoption of the California state tax apportionment in 2025.

Operating Segment Results

The Company organizes its operations into three reportable operating segments: (1) Consumer and Business Banking; (2) Commercial Banking; and (3) Treasury and Other. These segments are defined based on customer type, the channels through which customers are served, and the products and services provided. For a description of the Company’s internal management reporting process, including the methodology used to allocate costs among segments, see Note 13 — Business Segments to the Consolidated Financial Statements in this Form 10-Q.

Segment net interest income represents the difference between interest earned on segment assets and interest incurred on segment liabilities, adjusted for funding charges or credits through the Company’s internal funds transfer pricing (“FTP”) process.

Consumer and Business Banking

The Consumer and Business Banking segment primarily provides financial products and services to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. This segment offers consumer and commercial deposits, mortgage and home equity loans, and other banking products and services. It also originates commercial loans for small- and medium-sized enterprises through the Company’s branch network. Additional banking products and services provided by this segment include wealth management, private banking, treasury management, interest rate risk hedging and foreign exchange services.

The following tables present financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$274,251	$273,073	$1,178	0%
Noninterest income	38,205	27,729	10,476	38%
Total revenue before provision for credit losses	312,456	300,802	11,654	4%
Provision for credit losses	12,451	6,775	5,676	84%
Compensation and employee benefits	66,704	58,151	8,553	15%
Other noninterest expense	61,483	57,252	4,231	7%
Total noninterest expense	128,187	115,403	12,784	11%
Segment income before income taxes	171,818	178,624	(6,806)	(4)%
Income tax expense	48,150	50,329	(2,179)	(4)%
Segment net income	$123,668	$128,295	$(4,627)	(4)%
Average loans	$21,451,804	$20,183,539	$1,268,265	6%
Average deposits	$36,143,674	$32,750,578	$3,393,096	10%

	Six Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$543,498	$542,806	$692	0%
Noninterest income	78,167	60,014	18,153	30%
Total revenue before provision for credit losses	621,665	602,820	18,845	3%
Provision for credit losses	21,636	14,460	7,176	50%
Compensation and employee benefits	136,800	120,115	16,685	14%
Other noninterest expense	123,488	114,444	9,044	8%
Total noninterest expense	260,288	234,559	25,729	11%
Segment income before income taxes	339,741	353,801	(14,060)	(4)%
Income tax expense	95,209	102,418	(7,209)	(7)%
Segment net income	$244,532	$251,383	$(6,851)	(3)%
Average loans	$21,244,542	$19,974,077	$1,270,465	6%
Average deposits	$35,599,069	$32,539,912	$3,059,157	9%

Consumer and Business Banking segment net income decreased $5 million or 4%, to $124 million for the second quarter of 2026, compared with the same period in 2025. This decrease was primarily attributable to a $9 million increase in compensation and employee benefits and a $6 million increase in provision for credit losses, partially offset by a $10 million increase in noninterest income. For the first half of 2026, Consumer and Business Banking segment net income decreased $7 million or 3%, to $245 million, compared with the same period in 2025. The decrease was primarily attributable to a $17 million increase in compensation and employee benefits, a $9 million increase in other noninterest expense, and a $7 million increase in provision for credit losses, partially offset by an $18 million increase in noninterest income.

The increase in noninterest income for both the quarter and year-to-date periods was primarily due to increases in wealth management fees. The increase in the provision for credit losses in both periods was primarily driven by loan growth. The increase in compensation and employee benefits expense in both periods was primarily due to staffing growth and higher wealth management commissions, while the increase in other noninterest expense for the first half of 2026 was mainly driven by higher occupancy and equipment expense and increased allocations of corporate overhead.

Commercial Banking

The Commercial Banking segment primarily generates commercial loan and deposit products. Commercial loan products include CRE lending, construction finance, commercial business lending, working capital lines of credit, trade finance, letters of credit, affordable housing lending, asset-based lending, asset-backed finance, project finance, equipment financing, and loan syndication. Commercial deposit products and other financial services include treasury management, foreign exchange services, and interest rate and commodity risk hedging. This segment also includes the Company’s international branch activities.

The following tables present financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$258,824	$254,144	$4,680	2%
Noninterest income	55,560	49,751	5,809	12%
Total revenue before provision for credit losses	314,384	303,895	10,489	3%
Provision for credit losses	20,549	38,724	(18,175)	(47)%
Compensation and employee benefits	69,778	57,592	12,186	21%
Other noninterest expense	39,151	36,053	3,098	9%
Total noninterest expense	108,929	93,645	15,284	16%
Segment income before income taxes	184,906	171,526	13,380	8%
Income tax expense	51,724	48,319	3,405	7%
Segment net income	$133,182	$123,207	$9,975	8%
Average loans	$36,777,698	$33,767,859	$3,009,839	9%
Average deposits (1)	$28,658,783	$26,315,823	$2,342,960	9%

	Six Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses	$520,110	$507,145	$12,965	3%
Noninterest income	109,891	103,330	6,561	6%
Total revenue before provision for credit losses	630,001	610,475	19,526	3%
Provision for credit losses	47,556	79,503	(31,947)	(40)%
Compensation and employee benefits	144,622	118,779	25,843	22%
Other noninterest expense	75,621	78,371	(2,750)	(4)%
Total noninterest expense	220,243	197,150	23,093	12%
Segment income before income taxes	362,202	333,822	28,380	9%
Income tax expense	101,381	96,590	4,791	5%
Segment net income	$260,821	$237,232	$23,589	10%
Average loans	$36,400,779	$33,490,986	$2,909,793	9%
Average deposits (1)	$28,374,828	$26,222,998	$2,151,830	8%

(1)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

Commercial Banking segment net income increased $10 million or 8%, to $133 million for the second quarter of 2026, compared with the same period in 2025. The increase was primarily attributable to an $18 million decrease in the provision for credit losses, a $6 million increase in noninterest income and a $5 million increase in net interest income, partially offset by a $12 million increase in compensation and employee benefits, and a $3 million increase in other noninterest expense. For the first six months of 2026, Commercial Banking segment net income increased $24 million or 10%, to $261 million, compared with the same period in 2025. The increase was primarily attributable to a $32 million decrease in provision for credit losses, a $13 million increase in net interest income and a $7 million increase in noninterest income, partially offset by a $26 million increase in compensation and employee benefits expense.

The increase in net interest income for both the quarter and year -to-date periods was primarily due to lower deposit interest expense resulting from the year-over-year decline in interest rates. The decrease in the provision for credit losses in both periods was primarily driven by a more stable macroeconomic outlook for C&I loans, compared with the prior year period. The $6 million increase in noninterest income for the second quarter 2026, compared with the same period in 2025, was primarily due to higher commercial deposit-related fees, lending and loan servicing fees and wealth management fees. The $7 million noninterest income increase for the first half of 2026, compared with the same period in 2025, was primarily due to higher commercial deposit-related fees and wealth management fees. The increase in compensation and employee benefits in both the quarter and year-to-date periods was primarily driven by higher incentive compensation and staffing growth.

Treasury and Other

Centralized functions, including the Company’s corporate treasury activities, tax credit investment activities, net FTP, eliminations of inter-segment amounts, and centrally managed departments, are aggregated within the Treasury and Other segment.

The following tables present financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before reversal of credit losses (1)	$151,576	$89,857	$61,719	69%
Noninterest income	12,727	8,698	4,029	46%
Total revenue before reversal of credit losses	164,303	98,555	65,748	67%
Reversal of credit losses	—	(499)	499	NM
Compensation and employee benefits	36,061	29,098	6,963	24%
Other noninterest expense	17,445	17,874	(429)	(2)%
Total noninterest expense	53,506	46,972	6,534	14%
Segment income before income taxes	110,797	52,082	58,715	113%
Income tax expense (benefit)	3,947	(6,669)	10,616	NM
Segment net income	$106,850	$58,751	$48,099	82%
Average loans (2)	$—	$330,034	$(330,034)	(100)%
Average deposits (3)	$3,895,188	$4,611,431	$(716,243)	(16)%

	Six Months Ended June 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before (reversal of) provision for credit losses (1)	$292,236	$167,324	$124,912	75%
Noninterest income	20,990	14,936	6,054	41%
Total revenue before (reversal of) provision for credit losses	313,226	182,260	130,966	72%
(Reversal of) provision for credit losses	(192)	37	(229)	NM
Compensation and employee benefits	63,786	52,382	11,404	22%
Other noninterest expense	26,619	24,077	2,542	11%
Total noninterest expense	90,405	76,459	13,946	18%
Segment income before income taxes	223,013	105,764	117,249	111%
Income tax expense (benefit)	6,870	(6,144)	13,014	NM
Segment net income	$216,143	$111,908	$104,235	93%
Average loans (2)	$—	$347,116	$(347,116)	(100)%
Average deposits (3)	$4,151,918	$4,397,671	$(245,753)	(6)%

NM — Not meaningful.
(1)Primarily generated from the Company’s debt securities portfolio. Refer to Note 4 — Securities to the Consolidated Financial Statements and Item 2. MD&A — Balance Sheet Analysis — Debt Securities in this Form 10-Q for further information on the Company’s debt securities portfolio.
(2)Reallocated to the Commercial Banking and Consumer and Business Banking segments effective first quarter of 2026.
(3)Prior period balances have been reclassified for comparability due to a change in allocation methodology.

Treasury and Other segment income before income taxes increased $59 million for the second quarter of 2026, compared with the same period in 2025. The increase was attributable to a $62 million increase in net interest income and a $4 million increase in noninterest income, partially offset by a $7 million increase in compensation and employee benefits expense. Treasury and Other segment income before income taxes increased $117 million for the first half of 2026, compared with the same period in 2025. The increase was primarily attributable to a $125 million increase in net interest income and a $6 million increase in noninterest income, partially offset by an $11 million increase in compensation and employee benefits expense.

The increase in net interest income for both the quarterly and year-to-date periods was primarily driven by lower net internal FTP credits for deposits transferred to other business segments, higher interest income on debt securities and lower interest expense on FHLB advances. The increase in noninterest income for both periods was primarily attributable to higher other income, primarily related to bank-owned life insurance policies, and gain on sales of debt securities. The increase in compensation and employee benefits expense for both periods was primarily driven by additional employer matching contributions under the Company’s 401(k) plan, higher deferred compensation plan costs, and increased incentive compensation.

Income tax expense is allocated to the Consumer and Business Banking and the Commercial Banking segments by applying statutory income tax rates to each segment’s income before income taxes. The income tax expense or benefit in the Treasury and Other segment represents the remaining unallocated income tax expense or benefit after allocating income tax expense to the two core segments and reflects the impact of tax credit investment activities.

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

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio by amortized cost and fair value as of June 30, 2026 and December 31, 2025, and by credit ratings as of June 30, 2026:

	June 30, 2026			December 31, 2025			Ratings as of June 30, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower
AFS debt securities:
U.S. Treasury securities	$1,452,946	$1,431,341	10%	$1,010,053	$993,913	7%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	286,666	254,400	2%	287,687	257,654	2%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2)	11,669,952	11,455,225	78%	10,544,278	10,397,991	79%	100%	—%	—%	—%
Municipal securities	271,422	240,688	1%	277,275	243,102	2%	100%	—%	—%	—%
Non-agency mortgage-backed securities	617,187	536,241	4%	667,195	584,735	4%	97%	—%	3%	—%
Corporate debt securities	506,125	421,302	3%	554,158	464,981	4%	—%	42%	55%	3%
Foreign government bonds	251,260	242,349	2%	247,249	238,455	2%	45%	55%	—%	—%
Asset-backed securities	—	—	—%	31,886	31,389	0%	—%	—%	—%	—%
Total AFS debt securities	$15,055,558	$14,581,546	100%	$13,619,781	$13,212,220	100%	96%	2%	2%	0%
HTM debt securities:
U.S. Treasury securities	$543,466	$528,435	22%	$540,666	$524,887	21%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,008,313	853,706	35%	1,007,055	860,134	35%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	1,109,344	912,771	37%	1,136,874	943,227	38%	100%	—%	—%	—%
Municipal securities	184,241	148,582	6%	185,463	151,498	6%	100%	—%	—%	—%
Total HTM debt securities	$2,845,364	$2,443,494	100%	$2,870,058	$2,479,746	100%	100%	—%	—%	—%
Total debt securities	$17,900,922	$17,025,040		$16,489,839	$15,691,966

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
(2)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $10.0 billion of amortized cost and $9.9 billion of fair value as of June 30, 2026, and amortized cost and fair value both totaling $9.6 billion as of December 31, 2025.
(3)Includes GNMA HTM debt securities totaling $76 million of amortized cost and $61 million of fair value as of June 30, 2026, and $79 million of amortized cost and $65 million of fair value as of December 31, 2025.

The Company’s AFS and HTM debt securities portfolios had an effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of 3.7 and 5.5, respectively, as of June 30, 2026, compared with 3.0 and 5.9, respectively, as of December 31, 2025. The AFS debt securities’ effective duration increased primarily due to the purchase of new fixed‑rate AFS securities, coupled with the sale of floating‑rate AFS securities, while the decline in the HTM debt securities’ effective duration is mainly due to the portfolio run-off.

Available-for-Sale Debt Securities

AFS debt securities increased $1.4 billion or 10%, from December 31, 2025, to $14.6 billion as of June 30, 2026. The increase was primarily attributable to purchases of agency mortgage-backed securities issued or guaranteed by U.S. government agencies and government-sponsored enterprises, as well as purchases of U.S. Treasury securities. The Company’s AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $474 million as of June 30, 2026, compared with $406 million as of December 31, 2025.

Of the AFS debt securities with gross unrealized losses, substantially all were rated investment grade as of both June 30, 2026 and December 31, 2025. For additional information on the policies, methodologies and judgments used to determine the allowance for credit losses on AFS debt securities, see Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by the U.S. government or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption for these securities and no allowance for credit loss was recorded as of both June 30, 2026 and December 31, 2025.

For additional information on AFS and HTM securities, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of financial products designed to meet the credit needs of its borrowers. The Company’s loan portfolio segments include commercial loans, which consist of C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which consist of single-family residential (“SFR”), home equity loans and other consumer loans.

The composition of the loan portfolio as of June 30, 2026 was similar to the composition as of December 31, 2025, as presented in the charts below.

Total loans held-for-investment of $59.0 billion as of June 30, 2026 increased $2.1 billion or 4% from December 31, 2025, primarily reflecting growth in the C&I and SFR loan portfolios. For additional information on the Company’s loans held-for-investment outstanding balances, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio, which includes C&I and total CRE loans, comprised 70% of total loans held-for-investment as of both June 30, 2026 and December 31, 2025. The Company actively monitors the commercial lending portfolio for credit risk and reviews credit exposures for sensitivity to changing economic conditions.

Commercial — Commercial and Industrial Loans. Total C&I loan commitments were $28.3 billion and $27.7 billion as of June 30, 2026 and December 31, 2025, respectively, with a utilization rate of 70% as of June 30, 2026, compared with 67% as of December 31, 2025. Total C&I loans of $19.9 billion as of June 30, 2026 increased $1.2 billion or 6% from December 31, 2025. The C&I loan portfolio includes loans and financing for businesses across a wide spectrum of industries. The Company offers a variety of C&I products, including but not limited to commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance and equipment financing. Additionally, the Company has a portfolio of broadly syndicated C&I loans, which represent revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.0 billion as of both June 30, 2026 and December 31, 2025. The Company also has a portfolio of loans to non-depository financial institutions (“NDFI”), which totaled $8.3 billion and $7.6 billion as of June 30, 2026 and December 31, 2025, respectively. The NDFI portfolio is primarily included in the capital call, general & other, and financial services industries, and is diversified across business credit, private equity, and mortgage credit facilities. The majority of the C&I loans had variable interest rates as of both June 30, 2026 and December 31, 2025.

The C&I portfolio is well-diversified by industry. The Company monitors concentrations within the C&I loan portfolio by industry and customer exposure, and maintains exposure limits by industry and loan product. The following table presents the industry mix within the Company’s C&I loan portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount		%
Industry:
Capital call lending	$2,500,675	13%	$1,997,835	(1)	11%
Real estate investment & management	2,310,227	12%	2,319,896		13%
Media & entertainment	2,214,417	11%	2,227,571		12%
Financial services	1,469,242	7%	1,160,853		6%
Food production & distribution	1,335,353	7%	1,109,996		6%
Manufacturing & wholesale	1,266,044	6%	1,162,245		6%
Infrastructure & clean energy	1,118,788	6%	1,113,387		6%
Technology & telecommunications	711,780	3%	679,036		4%
Healthcare	647,886	3%	703,769		4%
Hospitality & leisure	644,767	3%	646,926		3%
Equipment finance	577,935	3%	447,117		2%
Oil & gas	565,313	3%	595,102		3%
Art finance	442,139	2%	503,326		3%
Consumer finance	324,288	2%	262,728		1%
General & other	3,733,847	19%	3,720,968	(1)	20%
Total C&I	$19,862,701	100%	$18,650,755		100%

(1)Prior period balances have been reclassified for comparability.

Commercial — Total Commercial Real Estate Loans. The total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. The Company’s underwriting parameters for CRE loans are established in compliance with supervisory guidance, and include property type, geography and loan-to-value (“LTV”).

The Company’s total CRE loan portfolio is well-diversified by property type with an average CRE loan size of $3 million as of both June 30, 2026 and December 31, 2025. The following table summarizes the Company’s total CRE loans by property type as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
($ in thousands)	Amount	%	Weighted-average LTV (%) (1)	Amount	%	Weighted-average LTV (%) (1)
Property types:
Multifamily	$5,251,556	24%	50%	$5,112,328	24%	50%
Retail	4,615,201	21%	47%	4,509,328	21%	47%
Industrial	4,109,249	19%	46%	4,213,307	20%	46%
Hotel	2,537,652	12%	51%	2,482,765	12%	51%
Office	2,295,524	11%	53%	2,233,910	11%	52%
Healthcare	934,586	4%	51%	858,653	4%	51%
Construction and land	831,822	4%	50%	742,357	3%	51%
Other	1,093,398	5%	48%	1,109,125	5%	49%
Total CRE loans	$21,668,988	100%	49%	$21,261,773	100%	49%

(1)Weighted-average LTV is based on most recent LTV, using the most recent available appraisal and current loan commitment.

The following tables provide a summary of the Company’s CRE, multifamily residential, and construction and land loans by geography as of June 30, 2026 and December 31, 2025. The distribution of the total CRE loan portfolio largely reflects the Company’s geographical branch footprint, which is primarily concentrated in California.

	June 30, 2026
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$8,173,183	52%	$2,433,549	46%	$332,112	40%	$10,938,844	50%
Northern California	2,750,901	18%	917,196	18%	158,010	19%	3,826,107	18%
California	10,924,084	70%	3,350,745	64%	490,122	59%	14,764,951	68%
Texas	1,137,039	7%	556,975	11%	125,632	15%	1,819,646	8%
New York	826,576	5%	333,590	6%	54,547	7%	1,214,713	6%
Washington	519,092	4%	157,294	3%	30,220	4%	706,606	3%
Arizona	292,323	2%	236,778	4%	36,857	4%	565,958	3%
Nevada	322,503	2%	157,790	3%	9,181	1%	489,474	2%
Other markets	1,563,993	10%	458,384	9%	85,263	10%	2,107,640	10%
Total loans	$15,585,610	100%	$5,251,556	100%	$831,822	100%	$21,668,988	100%

	December 31, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,908,374	51%	$2,387,149	47%	$252,265	34%	$10,547,788	50%
Northern California	2,760,043	18%	914,479	18%	149,090	20%	3,823,612	18%
California	10,668,417	69%	3,301,628	65%	401,355	54%	14,371,400	68%
Texas	1,129,088	7%	488,276	10%	154,241	21%	1,771,605	8%
New York	831,276	6%	349,909	7%	35,397	5%	1,216,582	6%
Washington	504,643	3%	158,186	3%	14,036	2%	676,865	3%
Arizona	339,272	2%	205,264	4%	38,192	5%	582,728	3%
Nevada	321,332	2%	160,103	3%	883	0%	482,318	2%
Other markets	1,613,060	11%	448,962	8%	98,253	13%	2,160,275	10%
Total loans	$15,407,088	100%	$5,112,328	100%	$742,357	100%	$21,261,773	100%

The percentage of total CRE loans located in California was 68% as of both June 30, 2026 and December 31, 2025. Changes in California’s economy and real estate values could have a significant impact on the collectability of these loans and the required level of allowance for loan losses. For additional information related to the higher degree of risk from a downturn in California’s economic and real estate markets, see Item 1A. Risk Factors — Risks Related to Geographic and Political Uncertainties and Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company focuses on providing financing to experienced real estate investors and developers with moderate levels of leverage, many of whom are long-time customers of the Bank. The Company seeks to underwrite loans with conservative standards for cash flows, debt service coverage and LTV. Owner-occupied properties comprised 20% of the CRE loans as of both June 30, 2026 and December 31, 2025. The remainder were non-owner-occupied properties, where 50% or more of the debt service for the loan is typically provided by rental income from an unaffiliated third party.

Interest rates on CRE loans may be fixed, variable or hybrid. The Company offers derivative hedging products to our customers to manage their interest rate risks. As of June 30, 2026, of the 59% of our CRE portfolio that had variable rates, 48% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2025, of the 58% of our CRE portfolio that had variable rates, 52% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio is largely comprised of loans secured by residential properties with five or more units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust annually after an initial fixed rate period of three to ten years. The Company also offers hedging products to our customers to manage their interest rate risks. As of June 30, 2026, of the 55% of our multifamily residential loan portfolio that had variable rates, 48% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2025, of the 51% of our multifamily residential portfolio that had variable rates, 50% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. Construction and land loans provide financing for a portfolio of projects diversified by real estate property type. Construction loan exposure was comprised of $550 million in loans outstanding, and $397 million in unfunded commitments as of June 30, 2026, compared with $544 million in loans outstanding, and $419 million in unfunded commitments as of December 31, 2025. Land loans totaled $282 million and $198 million as of June 30, 2026 and December 31, 2025, respectively.

Consumer

Residential mortgage loans are primarily originated through the Bank’s branch network. The average residential mortgage loan size was $442 thousand and $439 thousand as of June 30, 2026 and December 31, 2025, respectively. The following tables summarize the Company’s SFR and home equity loan portfolios by geography and lien priority as of June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	SFR	%	Home equity loans	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,243,581	41%	$994,949	49%	$7,238,530	42%
Northern California	2,104,859	14%	414,359	20%	2,519,218	14%
California	8,348,440	55%	1,409,308	69%	9,757,748	56%
New York	3,973,957	26%	304,081	15%	4,278,038	25%
Washington	809,071	5%	185,534	9%	994,605	6%
Massachusetts	580,895	4%	70,406	3%	651,301	4%
Georgia	554,612	4%	27,975	2%	582,587	3%
Nevada	527,872	3%	40,413	2%	568,285	3%
Texas	523,030	3%	—	—%	523,030	3%
Other markets	18,432	0%	1,568	0%	20,000	0%
Total	$15,336,309	100%	$2,039,285	100%	$17,375,594	100%
Lien priority:
First mortgage	$15,336,309	100%	$1,423,969	70%	$16,760,278	96%
Junior lien mortgage	—	—%	615,316	30%	615,316	4%
Total	$15,336,309	100%	$2,039,285	100%	$17,375,594	100%
SFR portfolio type:
Traditional portfolio	$13,818,417	90%	$—	—%	$13,818,417	90%
Bridge to Home Ownership (“BTHO”) portfolio	1,517,892	10%	—	—%	1,517,892	10%
Total	$15,336,309	100%	$—	—%	$15,336,309	100%

	December 31, 2025
($ in thousands)	SFR	%	Home equity loans	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,031,124	40%	$914,803	48%	$6,945,927	41%
Northern California	2,026,767	14%	392,461	20%	2,419,228	14%
California	8,057,891	54%	1,307,264	68%	9,365,155	55%
New York	4,067,708	27%	286,995	15%	4,354,703	26%
Washington	761,739	5%	188,146	10%	949,885	6%
Massachusetts	566,462	4%	68,375	4%	634,837	4%
Georgia	520,039	3%	21,500	1%	541,539	3%
Nevada	493,670	3%	38,072	2%	531,742	3%
Texas	513,038	4%	—	—%	513,038	3%
Other markets	22,002	0%	1,545	0%	23,547	0%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
Lien priority:
First mortgage	$15,002,549	100%	$1,337,066	70%	$16,339,615	97%
Junior lien mortgage	—	—%	574,831	30%	574,831	3%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
SFR portfolio type:
Traditional portfolio	$13,692,025	91%	$—	—%	13,692,025	91%
BTHO portfolio	1,310,524	9%	—	—%	1,310,524	9%
Total	$15,002,549	100%	$—	—%	$15,002,549	100%

Consumer — SFR Loans — Traditional Portfolio. The Company offers a variety of SFR mortgage loan programs, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that adjust on a regular basis, typically annually, after an initial fixed rate period. The Company was in a first lien position in all of its SFR loans as of both June 30, 2026 and December 31, 2025. Many of these loans are reduced documentation loans, for which a substantial down payment is required, resulting in a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 48% and 49% as of June 30, 2026 and December 31, 2025, respectively. These loans have historically experienced very low delinquency and loss rates.

Consumer — SFR Loans — BTHO Portfolio. The Company also underwrites a BTHO program aimed at expanding home ownership access across creditworthy low-to-moderate income borrowers. The Company is in a first lien positions in all of its BTHO loans and the weighted average LTV was 88% as of both June 30, 2026 and December 31, 2025.

Consumer — Home Equity Loans. The Company's home equity loan portfolio consists primarily of revolving home equity lines of credit, as well as closed-end home equity loans. Total home equity commitments were $5.7 billion and $5.5 billion as of June 30, 2026 and December 31, 2025, respectively, with a utilization rate of 36% as of June 30, 2026, compared with 35% as of December 31, 2025. Substantially all of the Company’s unfunded home equity commitments are unconditionally cancellable. The Company was in a first lien position for 70% of total outstanding home equity loans as of both June 30, 2026 and December 31, 2025. Many of these loans are reduced documentation loans, which have a low LTV ratio at origination, typically 65% or less. The weighted-average LTV ratio was 46% as of both June 30, 2026 and December 31, 2025. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all of the Company’s home equity loans were variable-rate as of both June 30, 2026 and December 31, 2025.

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

Foreign Outstandings

The Company’s international branches, which include the branch in Hong Kong and the subsidiary bank’s branches in China, are subject to the general risks inherent in conducting business in foreign countries, such as regulatory, economic and political uncertainties, and foreign currency exchange rate risks. The following table presents the major financial assets held in the Company’s international branches as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$910,244	1%	$860,332	1%
AFS debt securities (1)	$658,224	1%	$684,513	1%
Loans held-for-investment (2)	$1,386,965	2%	$1,133,442	1%
Total assets	$2,962,515	3%	$2,692,309	3%
China subsidiary bank branches:
Cash and cash equivalents	$745,112	1%	$640,986	1%
AFS debt securities (3)	$132,612	0%	$128,600	0%
Loans held-for-investment (2)	$1,293,285	2%	$1,223,236	2%
Total assets	$2,168,657	3%	$2,012,751	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of both June 30, 2026 and December 31, 2025.
(2)Primarily comprised of C&I loans as of both June 30, 2026 and December 31, 2025.
(3)Comprised of foreign government bonds as of both June 30, 2026 and December 31, 2025.

The following table presents the total revenue generated by the Company’s international branches for the second quarters and first halves of 2026 and 2025:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$22,384	3%	$17,791	3%	$43,572	3%	$35,604	3%
China subsidiary bank branches:
Total revenue	$7,370	1%	$6,740	1%	$13,518	1%	$14,492	1%

Deposits

Deposits are the Company’s primary source of funding, the cost of which has a significant impact on the Company’s net interest income and net interest margin. Additional funding is provided by short- and long-term borrowings, and long-term debt. See Item 2. MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q for a discussion of the Company’s liquidity management. The following table summarizes the Company’s deposits by product type as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$18,355,698	26%	$16,697,099	25%	$1,658,599	10%
Interest-bearing checking	8,047,826	12%	7,989,255	12%	58,571	1%
Money market	16,259,299	23%	15,439,729	23%	819,570	5%
Savings	1,891,021	3%	1,671,804	2%	219,217	13%
Time deposits	25,538,849	36%	25,284,814	38%	254,035	1%
Total deposits	$70,092,693	100%	$67,082,701	100%	$3,009,992	4%

The Company’s strategy is to grow and retain relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a wide variety of deposit products to meet the needs of its consumer and commercial customers. As a result, we believe our deposit base is seasoned, stable and well-diversified. Total deposits of $70.1 billion as of June 30, 2026 increased $3.0 billion or 4% from December 31, 2025, primarily due to growth in noninterest-bearing demand and money market deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of June 30, 2026 and December 31, 2025:

				Change
($ in thousands)	June 30, 2026	December 31, 2025		$	%
Deposits by segment/region:
Consumer and Business Banking - U.S.	$36,951,120	$34,494,368		$2,456,752	7%
Commercial Banking - U.S.	24,910,459	24,115,647	(1)	794,812	3%
International Branches (2)	4,133,100	3,875,631		257,469	7%
Treasury and Other - U.S. (3)	4,098,014	4,597,055	(1)	(499,041)	(11)%
Total deposits	$70,092,693	$67,082,701		$3,009,992	4%

(1)Prior period balances have been reclassified for comparability due to a change in allocation methodology.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits reflect wholesale, public funds, and brokered deposits, primarily managed by the Company’s Treasury department.

Customer deposit accounts in the U.S. offices are insured by the FDIC for up to $250,000 per depositor, per ownership category. Management believes that presenting uninsured domestic deposits with an adjustment to exclude collateralized and affiliate deposits provides a more accurate view of the deposits at risk, given that collateralized deposits are secured, and affiliate deposits are not customer-facing and are eliminated in consolidation. The following table summarizes the Company’s uninsured domestic deposit balances reported on Schedule RC-O Memo, Item 2 of the Bank’s Call Report as of June 30, 2026 and December 31, 2025, after certain adjustments:

($ in thousands)		June 30, 2026	December 31, 2025
Uninsured deposits, per regulatory requirements (1)		$36,244,557	$33,431,037
Less: Collateralized deposits		(4,100,346)	(4,464,567)
Affiliate deposits		(146,708)	(131,106)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$31,997,503	$28,835,364

Total domestic deposits per Call Report	(b)	$66,323,019	$63,460,378
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	48%	45%

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

The Company’s stockholders’ equity increased $347 million or 4% from $8.9 billion as of December 31, 2025 to $9.2 billion as of June 30, 2026. The increase was primarily due to $721 million of net income, partially offset by $223 million of cash dividends declared, $124 million from open-market common stock repurchases and tax withheld in the form of stock repurchases on vested restricted stock units, and $68 million of other comprehensive loss. For other factors that contributed to the changes in stockholders’ equity, refer to Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of East West common stock, which will remain valid through December 31, 2026. For the three months ended June 30, 2026, there were no stock repurchases. For the six months ended June 30, 2026, the Company repurchased $99 million of its common stock. In comparison, the Company repurchased $3 million and $88 million of common stock for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, $117 million of the share repurchase authorization remained available.

The Company paid a cash dividend of $0.80 and $0.60 per share during the second quarters of 2026 and 2025, respectively. In July 2026, the Company’s Board of Directors declared a third quarter 2026 cash dividend of $0.80 per share. The dividend is payable on August 17, 2026, to stockholders of record as of August 3, 2026.

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

The following table presents the Company’s and the Bank’s capital ratios as of June 30, 2026 and December 31, 2025 under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	June 30, 2026		December 31, 2025
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) capital (1)	15.4%	13.9%	15.1%	13.9%	4.5%	7.0%	6.5%
Tier 1 capital (2)	15.4%	13.9%	15.1%	13.9%	6.0%	8.5%	8.0%
Total capital	16.8%	15.2%	16.4%	15.1%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	11.0%	9.9%	10.9%	10.0%	4.0%	4.0%	5.0%

(1)CET1 capital and Tier 1 leverage well-capitalized requirements apply to the Bank only. There are no well-capitalized requirements on CET1 capital ratio or Tier 1 leverage ratio for bank holding companies.
(2)Well-capitalized Tier 1 capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both June 30, 2026 and December 31, 2025, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $1.4 billion from December 31, 2025 to $59.2 billion as of June 30, 2026, primarily due to loan growth.

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

The following table presents the Company’s criticized loans as of June 30, 2026 and December 31, 2025:

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Criticized loans:
Special mention loans	$433,342	$344,876	$88,466	26%
Classified loans (1)	854,382	796,273	58,109	7%
Total criticized loans (2)	$1,287,724	$1,141,149	$146,575	13%

Special mention loans to loans held-for-investment	0.73%	0.61%
Classified loans to loans held-for-investment	1.45%	1.40%
Criticized loans to loans held-for-investment	2.18%	2.01%

(1)Consists of substandard, doubtful and loss categories.
(2)Excludes loans held-for-sale.

Criticized loans increased $147 million or 13%, to $1.3 billion during the first half of 2026, primarily driven by increases in special mention C&I and classified CRE loans, partially offset by a decrease in special mention CRE loans.

Nonperforming Assets

Nonperforming assets are comprised of nonaccrual loans, OREO and other nonperforming assets. Other nonperforming assets and OREO are repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment. Nonperforming assets may also include nonperforming loans held-for-sale.

The following table presents nonperforming assets information as of June 30, 2026 and December 31, 2025:

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Commercial:
C&I	$48,692	$52,244	$(3,552)	(7)%
CRE:
CRE	69,217	38,546	30,671	80%
Multifamily residential	255	292	(37)	(13)%
Construction and land	19,650	27,810	(8,160)	(29)%
Total CRE	89,122	66,648	22,474	34%
Consumer:
Residential mortgage:
SFR — Traditional	34,383	26,742	7,641	29%
SFR — BTHO	3,978	2,899	1,079	37%
Home equity loans	28,721	17,167	11,554	67%
Total residential mortgage	67,082	46,808	20,274	43%
Other consumer	62	142	(80)	(56)%
Total nonaccrual loans	204,958	165,842	39,116	24%
OREO, net	24,576	21,183	3,393	16%
Nonperforming loans held-for-sale	17,425	20,976	(3,551)	(17)%
Total nonperforming assets	$246,959	$208,001	$38,958	19%
Nonperforming assets to total assets	0.29%	0.26%
Nonaccrual loans to loans held-for-investment	0.35%	0.29%
ALLL to nonaccrual loans	411%	488%

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

Nonaccrual loans of $205 million as of June 30, 2026 increased $39 million or 24% from December 31, 2025, primarily due to higher CRE, C&I and residential mortgage loans placed on nonaccrual status, partially offset by C&I charge-offs, the return of certain CRE and residential mortgage loans to accrual status, and the transfer of certain CRE loans to OREO. As of June 30, 2026, $46 million or 22% of nonaccrual loans were less than 90 days delinquent. In comparison, $27 million or 16% of nonaccrual loans were less than 90 days delinquent as of December 31, 2025.

The following table presents the accruing loans past due by portfolio segment as of June 30, 2026 and December 31, 2025:

	Total Accruing Past Due Loans (1)		Change		Percentage of Loan Class
($ in thousands)	June 30, 2026	December 31, 2025	$	%	June 30, 2026	December 31, 2025
Commercial:
C&I	$40,153	$26,044	$14,109	54%	0.20%	0.14%
CRE:
CRE	14,736	13,994	742	5%	0.09%	0.09%
Multifamily residential	5,728	1,253	4,475	357%	0.11%	0.02%
Total CRE	20,464	15,247	5,217	34%	0.09%	0.07%
Total commercial	60,617	41,291	19,326	47%	0.15%	0.10%
Consumer:
Residential mortgage:
SFR — Traditional	59,820	58,550	1,270	2%	0.43%	0.43%
SFR — BTHO	19,232	15,134	4,098	27%	1.27%	1.15%
Home equity loans	28,285	34,650	(6,365)	(18)%	1.39%	1.81%
Total residential mortgage	107,337	108,334	(997)	(1)%	0.62%	0.64%
Other consumer	806	77	729	NM	1.42%	0.15%
Total consumer	108,143	108,411	(268)	0%	0.62%	0.64%
Total	$168,760	$149,702	$19,058	13%	0.29%	0.26%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both June 30, 2026 and December 31, 2025.

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

The following table presents the allowance for credit losses allocated by loan portfolio segments, debt securities and unfunded credit commitments as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
($ in thousands)	Allowance Allocation	% of Total Loan Class	Allowance Allocation	% of Total Loan Class
ALLL
Commercial:
C&I	$481,087	2.42%	$475,613	2.55%
CRE:
CRE	231,351	1.48%	221,494	1.44%
Multifamily residential	40,340	0.77%	36,555	0.72%
Construction and land	19,968	2.40%	15,468	2.08%
Total CRE	291,659	1.35%	273,517	1.29%
Total commercial	772,746	1.86%	749,130	1.88%
Consumer:
Residential mortgage:
SFR — Traditional	18,826	0.14%	19,040	0.14%
SFR — BTHO	42,422	2.79%	34,423	2.63%
Home equity loans	6,560	0.32%	5,804	0.30%
Total residential mortgage	67,808	0.39%	59,267	0.35%
Other consumer	1,502	2.65%	1,376	2.69%
Total consumer	69,310	0.40%	60,643	0.36%
Total ALLL	$842,056	1.43%	$809,773	1.42%
Allowance for debt securities	$—		$1,900
Allowance for unfunded credit commitments	$47,077		$48,690
Total allowance for credit losses	$889,133		$860,363

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average loans held-for-investment	$58,207,342	$54,281,289	$57,623,480	$53,812,106
Net charge-offs	$27,083	$14,651	$39,202	$29,932
Annualized net charge-offs to average loans held-for-investment	0.19%	0.11%	0.14%	0.11%

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

The Company also maintains a contingency funding plan that utilizes early-warning indicators that are monitored to provide timely detection of adverse liquidity situations and enable management to promptly respond. The contingency funding plan describes the procedures, roles and responsibilities, and communication protocols for managing any identified emerging liquidity problem. The contingency funding plan is tested at least annually through a simulated liquidity stress event designed to assess the effectiveness of the Company's liquidity stress response and coordination across the organization. Management monitors the early-warning indicators defined in the contingency funding plan, which include metrics for measuring the Company’s internal liquidity status as well as company-specific and market-wide external factors. When early warning indicators are triggered, management will evaluate the severity of the emerging liquidity problem and exercise appropriate management actions to address any liquidity and funding shortfalls.

Liquidity Sources — Deposits. The Company’s primary source of funding is from deposits, generated by its banking business, which we believe is a relatively stable and low-cost source of funding. Our loans are funded by deposits, which amounted to $70.1 billion as of June 30, 2026, compared with $67.1 billion as of December 31, 2025. The Company’s loan-to-deposit ratio was 84% and 85% as of June 30, 2026 and December 31, 2025, respectively. See Item 2. — MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q for further details related to the Company’s deposits.

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

Sources of funding included $3.0 billion of FHLB advances as of both June 30, 2026 and December 31, 2025. As of June 30, 2026, the FHLB advances were comprised of $3.0 billion of term advances that had fixed and floating interest rates ranging from 3.77% to 3.95% with remaining maturities between 20 days and 1.3 years. As of June 30, 2026, the Company had $957 million in gross repurchase agreements, which all matured during July 2026. The Company did not have any repurchase agreements as of December 31, 2025. The Company also held long-term debt of $32 million in the form of junior subordinated debt as of both June 30, 2026 and December 31, 2025, which qualifies as Tier 2 capital for regulatory capital purposes.

The Company has pledged loans and/or debt securities to the FHLB and the FRB discount window as collateral, as well as prepositioned unpledged debt securities as collateral for overnight repurchase agreements at the FRB SRF. The Company has established operational procedures to enable borrowing against these assets, including regular monitoring of the total pool of loans and debt securities eligible as collateral. Eligibility of collateral is defined in guidelines from the FHLB and FRB and is subject to change at their discretion. The Company operated within its established risk limits for liquidity measures as of June 30, 2026. Accordingly, the Company believes the cash and cash equivalents, and available collateralized borrowing capacity described below provide sufficient liquidity above its expected cash needs.

The Company maintains its sources of liquidity in the form of cash and cash equivalents, prepositioned and unpledged debt securities, and secured borrowing capacity with eligible loans and debt securities pledged as collateral. The following table presents the Company’s total available liquidity as of June 30, 2026 and December 31, 2025:

			Change
($ in thousands)	June 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$5,088,923	$4,188,139	$900,784	22%
Interest-bearing deposits with banks	12,426	16,189	(3,763)	(23)%
Unused secured borrowing capacity from:
FRB	14,769,709	13,235,104	1,534,605	12%
FHLB	11,869,827	11,849,692	20,135	0%
Fair value of prepositioned and unpledged securities:
Securities prepositioned for FRB SRF	8,157,518	4,822,741	3,334,777	69%
Other unpledged securities	4,534,541	6,659,487	(2,124,946)	(32)%
Total available liquidity	$44,432,944	$40,771,352	$3,661,592	9%

The Company’s total available liquidity increased to $44.4 billion as of June 30, 2026, compared with $40.8 billion as of December 31, 2025. The increase in available liquidity was primarily due to an increase in loans pledged and growth of the securities portfolio.

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

The Company also has off-balance sheet arrangements which represent transactions that are not recorded on the Consolidated Balance Sheet. The Company’s off-balance sheet arrangements include (1) commitments to extend credit, such as loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees, to meet the financing needs of its customers, (2) future interest obligations related to customer deposits and the Company’s borrowings, and (3) transactions with unconsolidated entities that provide financing, liquidity, market risk or credit risk support to the Company, or engage in leasing, hedging or research and development services with the Company. A portion of these commitments are expected to expire unused or only partially used, therefore the total commitment amounts do not necessarily represent future cash requirements. The Company does not expect the total commitment amounts as of June 30, 2026 to have a material current or future impact on the Company’s financial conditions or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows in this Form 10-Q summarizes the Company’s sources and uses of cash by type of activity for the first halves of 2026 and 2025. Excess cash generated by operating and investing activities may be used to repay outstanding debt or invest in liquid assets.

Liquidity for East West. In addition to bank level liquidity management, the Company manages liquidity at the parent company level for various operating needs including payment of dividends, repurchases of common stock, principal and interest payments on its borrowings, acquisitions and additional investments in its subsidiaries. East West’s primary source of liquidity is from cash dividends distributed by its subsidiary, East West Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends as discussed in Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2025 Form 10-K. East West held $791 million in cash and cash equivalents and balances due from the Bank as of June 30, 2026, and $664 million in cash and cash equivalents as of December 31, 2025. Management believes that East West has sufficient sources of liquidity to meet the projected cash obligations for the coming year.

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

As of June 30, 2026, the Company believes it has adequate liquidity resources to conduct operations and meet other needs in the ordinary course of business, and is not aware of any events that are reasonably likely to have a material adverse effect on its liquidity, capital resources or operations. For more details on how economic conditions may impact our liquidity, see Item 1A. Risk Factors in the Company’s 2025 Form 10-K.

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

The ALCO coordinates the overall management of the Company’s interest rate risk, meets regularly to review the Company’s open market positions and establishes policies to monitor and limit exposure to market risk. Interest rate risk management is carried out primarily through strategies involving the Company’s loan portfolio, debt securities portfolio, derivative instruments, available funding channels and capital market activities.

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

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. The deposit beta, which defines the sensitivity of deposit rates to changes in the effective federal funds rate, is a key parameter of the deposit rate forecast. As of June 30, 2026, the Company assumed a weighted-average beta of approximately 53%.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	June 30, 2026	December 31, 2025
+200 Gradual rate ramp	2.4%	3.4%
+100 Gradual rate ramp	1.3%	1.7%
-100 Gradual rate ramp	(1.6)%	(1.5)%
-200 Gradual rate ramp	(2.8)%	(3.0)%

As of June 30, 2026, the Company’s net interest income profile remains modestly asset-sensitive under gradual ramped shifts in interest rates, with a higher proportion of interest-earning assets repricing in the near term, compared to interest-bearing liabilities. This position is primarily driven by a significant volume of variable-rate loans indexed to Prime and Term Secured Overnight Financing Rate (“SOFR”). A declining rate environment could negatively impact the net interest income. However, this potential impact could be partially mitigated by several structural factors, including balance sheet growth and mix evolution, ongoing reinvestment of cash flows into assets at rates above legacy lower yielding instruments, and prevailing yield‑curve conditions.

To reduce net interest income volatility, the Company has designated $4.0 billion in notional value of interest rate contracts as cash flow hedges, which are estimated to mitigate net interest income variability by approximately 1.27% of base net interest income for every 100 bps change in interest rates. A portion of the Company’s interest-bearing deposit portfolio consists of non-maturity deposits that are not directly indexed to short-term rates but remain sensitive to rate changes. The Company actively manages deposit pricing and employs quantitative models to evaluate and forecast deposit behavior under various interest rate scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of June 30, 2026 and December 31, 2025.

	EVE Volatility (1)
Change in Interest Rates (in bps)	June 30, 2026	December 31, 2025
+200	(15.9)%	(14.1)%
+100	(7.6)%	(6.6)%
-100	5.6%	5.2%
-200	9.8%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of June 30, 2026, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets versus fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

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

The Company is subject to credit risk associated with the counterparties to the derivative contracts. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company has guidelines in place to manage counterparty concentration, tenor limits, and collateral. The Company manages the credit risk of its derivative positions by diversifying its positions among various counterparties, by entering into legally enforceable master netting agreements, and by requiring collateral arrangements, where possible. The Company may also transfer counterparty credit risk related to interest rate swaps to third-party financial institutions through the use of credit risk participation agreements. Certain derivative contracts are required to be cleared through central clearing organizations to further mitigate counterparty credit risk, where variation margin is applied daily as settlement to the fair value of the derivative contracts. In addition, the Company incorporates credit valuation adjustments and other market standard methodologies to appropriately reflect the counterparty’s and the Company’s own nonperformance risk in the fair value measurement of its derivatives. As of June 30, 2026, the Company anticipates performance by all of its counterparties and has not incurred any related credit losses.

The following tables summarize certain information on derivative instruments designated as accounting hedges and utilized by the Company in its management of interest rate risk as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$3,500,000	$7,646	$14,705	5.50%	5.41%		26.3
Interest rate collars - Buy floor sell cap	500,000	755	—	Cap: 4.60% Floor: 3.27%	3.66%		48.1
Total cash flow hedges	$4,000,000	$8,401	$14,705

	December 31, 2025
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$39,997	$139	5.66%	5.71%		28.6
Interest rate collars - Buy floor sell cap	250,000	—	—	Cap: 4.58% Floor: 1.50%	3.87%		5.0
Total cash flow hedges	$4,250,000	$39,997	$139

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

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements presented in accordance with U.S. GAAP, the Company uses certain non-GAAP measures of financial performance. Non-GAAP financial measures are not prepared in accordance with, or as an alternative to U.S. GAAP. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance that either excludes or includes amounts, or is subject to adjustments that have such an effect, that are not normally excluded or included in the most directly comparable financial measure that is calculated and presented in accordance with U.S. GAAP. The non-GAAP financial measures that may be discussed in this Form 10-Q include but are not limited to ROATCE, tangible book value per share and TCE ratio. Certain additional non-GAAP financial measures that are components of the foregoing non-GAAP financial measures are also set forth and reconciled in the table below. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information regarding its performance and allow comparability to prior periods. These non-GAAP financial measures may be different from non-GAAP financial measures used by other companies, limiting their usefulness for comparison purposes.

The following tables present the reconciliations of U.S. GAAP to non-GAAP financial measures for the periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)		2026	2025	2026	2025
Net income	(a)	$363,700	$310,253	$721,496	$600,523
Add: Amortization of mortgage servicing assets		264	316	413	609
Tax effect of amortization adjustment (1)		(74)	(89)	(116)	(172)
Tangible net income (non-GAAP)	(b)	$363,890	$310,480	$721,793	$600,960
Average stockholders’ equity	(c)	$9,114,396	$8,069,982	$9,081,070	$7,970,083
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average mortgage servicing assets		(3,884)	(4,825)	(3,954)	(4,971)
Average tangible book value (non-GAAP)	(d)	$8,644,815	$7,599,460	$8,611,419	$7,499,415

ROAE (2)	(a)/(c)	16.01%	15.42%	16.02%	15.19%
ROATCE (2) (non-GAAP)	(b)/(d)	16.88%	16.39%	16.90%	16.16%

(1)Applied statutory tax rate of 28.02% for the three and six months ended June 30, 2026. Applied statutory tax rate of 28.18% for the three and six months ended June 30, 2025.
(2)Annualized.

($ and shares in thousands, except per share data)		June 30, 2026	December 31, 2025
Stockholders’ equity	(a)	$9,245,929	$8,899,202
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(3,736)	(4,119)
Tangible book value (non-GAAP)	(b)	$8,776,496	$8,429,386

Total assets	(c)	$84,763,472	$80,434,997
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(3,736)	(4,119)
Tangible assets	(d)	$84,294,039	$79,965,181

Number of common shares at period-end	(e)	137,011	137,579
Book value per share	(a)/(e)	$67.48	$64.68
Tangible book value per share (non-GAAP)	(b)/(e)	$64.06	$61.27
Total stockholders’ equity to assets ratio	(a)/(c)	10.91%	11.06%
TCE ratio (non-GAAP)	(b)/(d)	10.41%	10.54%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the second quarter of 2026.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

10.1
East West Bancorp, Inc. 2021 Stock Incentive Plan (As amended and restated through May 18, 2026). [Incorporated by reference to Appendix A from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2026 (File No. 000-24939).]*

10.2
East West Bancorp, Inc. 2026 Employee Stock Purchase Plan [Incorporated by reference to Appendix B from Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 8, 2026 (File No. 000-24939).]*

10.3
East West Bancorp, Inc. Amended and Restated Deferred Compensation Plan [Incorporated by reference to Exhibit 99.1 from Registrant's Registration Statement on Form S-8 filed with the Commission on May 20, 2026 (File No. 333-296079).]*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

* Denotes management contract or compensatory plan or arrangement.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	LCH	London Clearing House
ALCO	Asset/Liability Committee	LGD	Loss given default
ALLL	Allowance for loan and leases losses	LTV	Loan-to-value
AOCI	Accumulated other comprehensive (loss) income	MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ASC	Accounting Standards Codification	MMBTU	Million British thermal unit
ASU	Accounting Standards Update	NDFI	Non-depository financial institutions
BTHO	Bridge to Home Ownership	Non-PCD	Non-purchased credit deteriorated
C&I	Commercial and industrial	NRSRO	Nationally recognized statistical rating organizations
CET1	Common equity tier 1	OREO	Other real estate owned
CME	Chicago Mercantile Exchange	PAM	Proportional amortization method
CODM	Chief operating decision maker	PD	Probability of default
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROAE	Return on average common equity
EPS	Earnings per share	ROATCE	Return on average tangible common equity
ERM	Enterprise risk management	ROC	Risk Oversight Committee
EVE	Economic value of equity	RPA	Credit risk participation agreements
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTP	Funds transfer pricing	SFR	Single-family residential
GAAP	Generally accepted accounting principles	SOFR	Secured overnight financing rate
GDP	Gross domestic product	SRF	Standing repurchase agreement facility
GNMA	Government National Mortgage Association	TCE	Tangible common equity
HTM	Held-to-maturity	U.S.	United States
IAR	Independent Asset Review

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 7, 2026

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer