Form 10-Q
period 2026-09-30
EAST WEST BANCORP INC
filed 2026-11-06
CIK 1069157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
Yes ☐ No ☒
    Number of shares outstanding of the issuer’s common stock on the latest practicable date: 137,037,321 shares as of October 31, 2026.

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

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
($ in thousands, except shares)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$548,833	$656,125
Interest-bearing cash with banks	4,086,485	3,532,014
Cash and cash equivalents	4,635,318	4,188,139
Interest-bearing deposits with banks	12,186	16,189
Securities purchased under resale agreements (“resale agreements”)	425,000	425,000
Debt securities:
Available-for-sale (“AFS”), at fair value (amortized cost of $16,311,109 and $13,619,781)	15,185,584	13,212,220
Held-to-maturity (“HTM”), at amortized cost (fair value of $2,315,672 and $2,479,746)	2,834,710	2,870,058
Loans held-for-sale	17,425	20,976
Loans held-for-investment (net of allowance for loan and lease losses (“ALLL”) of $864,631 and $809,773)	58,846,086	56,068,399
Affordable housing partnership, tax credit and Community Reinvestment Act (“CRA”) investments, net	885,343	969,492
Premises and equipment (net of accumulated depreciation of $184,344 and $175,297)	202,590	82,310
Operating lease right-of-use assets	153,761	125,407
Goodwill	465,697	465,697
Other assets	2,348,038	1,991,110
TOTAL	$86,011,738	$80,434,997
LIABILITIES
Deposits:
Noninterest-bearing	$18,539,391	$16,697,099
Interest-bearing	52,953,248	50,385,602
Total deposits	71,492,639	67,082,701
Federal Home Loan Bank (“FHLB”) advances	3,000,000	3,000,000
Securities sold under repurchase agreements (“repurchase agreements”)	964,000	—
Long-term debt and finance lease liabilities	35,380	35,645
Operating lease liabilities	173,876	138,206
Accrued expenses and other liabilities	1,306,081	1,279,243
Total liabilities	76,971,976	71,535,795
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 200,000,000 shares authorized; 171,108,813 and 170,487,574 shares issued	171	170
Additional paid-in capital	2,166,851	2,111,316
Retained earnings	9,071,609	8,301,522
Treasury stock, at cost 34,088,765 and 32,908,712 shares	(1,293,174)	(1,168,196)
Accumulated other comprehensive loss (“AOCI”), net of tax	(905,695)	(345,610)
Total stockholders’ equity	9,039,762	8,899,202
TOTAL	$86,011,738	$80,434,997

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
($ and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans receivable, including fees	$898,981	$919,518	$2,632,348	$2,625,625
Debt securities	185,097	158,562	515,604	460,134
Resale agreements	1,624	1,616	4,873	4,850
Restricted equity securities	7,687	2,866	15,830	8,682
Interest-bearing cash and deposits with banks	31,340	47,170	92,407	121,242
Total interest and dividend income	1,124,729	1,129,732	3,261,062	3,220,533
INTEREST EXPENSE
Deposits	368,401	414,637	1,083,235	1,207,206
Federal funds purchased and other short-term borrowings	7	3	16	10
FHLB advances	29,902	36,740	84,361	114,919
Repurchase agreements	6,904	148	16,874	1,577
Long-term debt and finance lease liabilities	619	674	1,836	2,016
Total interest expense	405,833	452,202	1,186,322	1,325,728
Net interest income before provision for credit losses	718,896	677,530	2,074,740	1,894,805
Provision for credit losses	45,000	36,000	114,000	130,000
Net interest income after provision for credit losses	673,896	641,530	1,960,740	1,764,805
NONINTEREST INCOME
Commercial and consumer deposit-related fees	32,603	28,409	94,843	82,349
Lending and loan servicing fees	25,790	27,605	79,821	79,421
Foreign exchange income	17,798	14,491	48,171	44,043
Wealth management fees	15,540	14,562	57,261	38,966
Customer derivative income and derivative mark-to-market adjustments	8,074	6,124	14,766	12,394
Net gains on AFS debt securities	290	57	3,837	934
Other investment income	1,699	705	4,606	3,645
Other income	2,059	8,564	9,596	17,045
Total noninterest income	103,853	100,517	312,901	278,797
NONINTEREST EXPENSE
Compensation and employee benefits	169,575	175,585	514,783	466,861
Occupancy and equipment expense	19,224	16,970	57,025	48,948
Computer- and software-related expense	17,991	12,949	48,171	39,709
Deposit insurance premiums and regulatory assessments	10,519	8,644	29,646	28,162
Deposit account expense	9,493	8,851	25,932	27,241
Other real estate owned (“OREO”) (income) expense	(185)	2,186	1,805	5,859
Other operating expense	32,695	36,045	108,106	110,640
Amortization of tax credit and CRA investments	23,731	15,693	68,511	57,671
Total noninterest expense	283,043	276,923	853,979	785,091
INCOME BEFORE INCOME TAXES	494,706	465,124	1,419,662	1,258,511
Income tax expense	112,510	96,730	315,970	289,594
NET INCOME	$382,196	$368,394	$1,103,692	$968,917
Earnings per share (“EPS”)
- Basic	$2.78	$2.68	$8.02	$7.03
- Diluted	$2.76	$2.65	$7.97	$6.97
Weighted-average number of shares outstanding
- Basic	137,471	137,676	137,662	137,897
- Diluted	138,461	138,942	138,512	139,090

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
($ in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$382,196	$368,394	$1,103,692	$968,917
Other comprehensive (loss) income, net of tax:
Net changes in unrealized (losses) gains on AFS debt securities	(458,901)	78,845	(507,059)	150,518
Amortization of unrealized losses on debt securities transferred from AFS to HTM	2,526	4,102	7,592	8,015
Net changes in unrealized (losses) gains on cash flow hedges	(38,086)	1,802	(70,932)	51,211
Foreign currency translation adjustments	2,552	2,074	10,314	(41)
Other comprehensive (loss) income	(491,909)	86,823	(560,085)	209,703
COMPREHENSIVE (LOSS) INCOME	$(109,713)	$455,217	$543,607	$1,178,620

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
($ in thousands, except shares and per share data)
(Unaudited)

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, JULY 1, 2025	137,816,091	$2,060,285	$7,744,221	$(1,140,359)	$(462,380)	$8,201,767
Net income	—	—	368,394	—	—	368,394
Other comprehensive income	—	—	—	—	86,823	86,823
Issuance of common stock pursuant to various stock compensation plans and agreements	18,337	36,112	—	—	—	36,112
Repurchase of common stock pursuant to various stock compensation plans and agreements	(8,608)	—	—	(896)	—	(896)
Repurchase of common stock pursuant to the stock repurchase program	(257,760)	—	—	(25,667)	—	(25,667)
Cash dividends on common stock ($0.60 per share)	—	—	(83,733)	—	—	(83,733)
BALANCE, SEPTEMBER 30, 2025	137,568,060	$2,096,397	$8,028,882	$(1,166,922)	$(375,557)	$8,582,800
BALANCE, JULY 1, 2026	137,010,612	$2,151,400	$8,800,428	$(1,292,113)	$(413,786)	$9,245,929
Net income	—	—	382,196	—	—	382,196
Other comprehensive loss	—	—	—	—	(491,909)	(491,909)
Issuance of common stock pursuant to various stock compensation plans and agreements	15,659	15,622	—	—	—	15,622
Repurchase of common stock pursuant to various stock compensation plans and agreements	(6,223)	—	—	(1,061)	—	(1,061)
Cash dividends on common stock ($0.80 per share)	—	—	(111,015)	—	—	(111,015)
BALANCE, SEPTEMBER 30, 2026	137,020,048	$2,167,022	$9,071,609	$(1,293,174)	$(905,695)	$9,039,762

	Common Stock and Additional Paid-in Capital
	Shares	Amount	Retained Earnings	Treasury Stock	AOCI, Net of Tax	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2025	138,437,299	$2,030,882	$7,311,542	$(1,034,110)	$(585,260)	$7,723,054
Net income	—	—	968,917	—	—	968,917
Other comprehensive income	—	—	—	—	209,703	209,703
Issuance of common stock pursuant to various stock compensation plans and agreements	538,416	65,515	—	—	—	65,515
Repurchase of common stock pursuant to various stock compensation plans and agreements	(205,559)	—	—	(18,933)	—	(18,933)
Repurchase of common stock pursuant to the stock repurchase program	(1,202,096)	—	—	(113,879)	—	(113,879)
Cash dividends on common stock ($1.80 per share)	—	—	(251,577)	—	—	(251,577)
BALANCE, SEPTEMBER 30, 2025	137,568,060	$2,096,397	$8,028,882	$(1,166,922)	$(375,557)	$8,582,800
BALANCE, JANUARY 1, 2026	137,578,862	$2,111,486	$8,301,522	$(1,168,196)	$(345,610)	$8,899,202
Net income	—	—	1,103,692	—	—	1,103,692
Other comprehensive loss	—	—	—	—	(560,085)	(560,085)
Issuance of common stock pursuant to various stock compensation plans and agreements	621,239	55,536	—	—	—	55,536
Repurchase of common stock pursuant to various stock compensation plans and agreements	(242,343)	—	—	(26,158)	—	(26,158)
Repurchase of common stock pursuant to the stock repurchase program	(937,710)	—	—	(98,820)	—	(98,820)
Cash dividends on common stock ($2.40 per share)	—	—	(333,605)	—	—	(333,605)
BALANCE, SEPTEMBER 30, 2026	137,020,048	$2,167,022	$9,071,609	$(1,293,174)	$(905,695)	$9,039,762

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,103,692	$968,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	114,000	130,000
Depreciation, amortization and accretion, net	182,844	158,939
Stock compensation costs	52,477	62,592
Deferred income tax expense (benefit)	10,340	(26,147)
Net gains on AFS debt securities	(3,837)	(934)
Net (gains) losses on OREO write-downs and sales	(1,140)	4,426
Loans held-for-sale:
Originations and purchases	(3,111)	(3,269)
Proceeds from sales and paydowns/payoffs of loans originally classified as held-for-sale	3,097	3,266
Net change in accrued interest receivable and other assets	(1,757)	(331,075)
Net change in accrued expenses and other liabilities	43,206	(173,587)
Other operating activities, net	(2,167)	(4,836)
Total adjustments	393,952	(180,625)
Net cash provided by operating activities	1,497,644	788,292
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in:
Affordable housing partnership, tax credit and CRA investments	(196,105)	(265,527)
Interest-bearing deposits with banks	5,197	(19,476)
AFS debt securities:
Proceeds from sales	1,331,261	606,685
Proceeds from repayments, maturities and redemptions	1,773,220	2,566,741
Purchases	(5,788,746)	(4,877,885)
Loans held-for-investment:
Proceeds from sales of loans originally classified as held-for-investment	272,546	251,012
Purchases	(759,117)	(709,194)
Other changes in loans held-for-investment, net	(2,390,095)	(1,575,591)
Purchases of premises and equipment, net	(129,603)	(4,702)
Proceeds from sales of OREO	20,886	30,939
Proceeds from repayments and redemptions of HTM debt securities	46,540	48,409
(Purchases) redemptions of FHLB stock, net	(7,526)	13,888
Other investing activities, net	11,759	13,269
Net cash used in investing activities	(5,809,783)	(3,921,432)

See accompanying Notes to Consolidated Financial Statements.

EAST WEST BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	4,227,848	3,412,410
Net change in short-term borrowings	—	9,847
FHLB advances:
Proceeds	2,800,000	2,500,000
Repayments	(2,300,000)	(3,000,000)
Net change in short-term FHLB advances	(500,000)	—
Net change in repurchase agreements	964,000	53,489
Repayment of lease liabilities	(634)	(627)
Common stock:
Proceeds from issuance pursuant to various stock compensation plans and agreements	1,593	1,721
Stock tendered for payment of withholding taxes	(26,578)	(18,974)
Repurchase of common stock pursuant to the stock repurchase program	(98,510)	(114,548)
Cash dividends paid	(333,359)	(251,439)
Net cash provided by financing activities	4,734,360	2,591,879
Effect of exchange rate changes on cash and cash equivalents	24,958	(15,287)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	447,179	(556,548)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,188,139	5,250,742
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,635,318	$4,694,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,196,075	$1,330,970
Income taxes, net	$207,577	$263,995
Noncash investing and financing activities:
Loans transferred from held-for-investment to held-for-sale	$279,174	$270,451
Loans transferred from held-for-sale to held-for-investment	$3,497	$—
Loans transferred to OREO	$63,166	$25,506

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

The unaudited interim Consolidated Financial Statements are presented in accordance with United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”), applicable guidelines prescribed by regulatory authorities and general practices in the banking industry. While the unaudited interim Consolidated Financial Statements reflect all adjustments that, in the opinion of management, are necessary for fair presentation, they primarily serve to update the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on February 27, 2026 (the “Company’s 2025 Form 10-K”), and may not include all the information and notes necessary to constitute a complete set of financial statements. Accordingly, they should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s 2025 Form 10-K.

The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, income and expenses during the reporting periods, and the related disclosures. Although our estimates consider current conditions and how we expect them to change in the future, it is reasonably possible that actual results may differ materially from those estimates. Accordingly, the current period’s results of operations are not necessarily indicative of results that may be expected for any future interim period or for the year as a whole. Certain items on the Consolidated Financial Statements and notes for the prior periods have been reclassified to conform to the current presentation. Events subsequent to the Consolidated Balance Sheet date have been evaluated through the date the Consolidated Financial Statements are issued for inclusion in the accompanying Consolidated Financial Statements.

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
4.Eliminates the requirement to perform a net written option assessment for a compound derivative when it is designated as a hedging instrument.
5.In the case of a dual hedge where a foreign-currency-denominated debt instrument is designated as the hedging instrument in a net investment hedge and a hedged item in a fair value hedge of interest rate risk, the ASU requires the debt instrument’s fair value hedge basis adjustment be excluded when performing the net investment hedge effectiveness assessment.

This guidance must be applied prospectively for all new hedging relationships and may be applied to existing hedging relationships if elected.
The Company does not expect adoption to have a material impact on the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements Yet to be Adopted (Continued)

Standard	Required Date of Adoption	Description	Effect on Financial Statements
ASU No. 2025-08, Financial Instruments — Credit Losses (Topic 326)	January 1, 2027 Early adoption is permitted.
ASU 2025-08 expands the population of financial assets that are within the scope of the gross-up approach under ASC 326 to include purchased seasoned loans. Under the guidance, purchased seasoned loans include loans that are not credit deteriorated and are either:

•acquired in a business combination,
•acquired in an asset acquisition or upon consolidation of a variable interest entity that is not a business, or
•purchased more than 90 days after their origination date by a transferee that was not involved in their origination.

The guidance also introduces an accounting policy election to use the amortized cost basis of the asset rather than the discounted cash flow analysis to subsequently measure the credit losses on purchased seasoned loans. This accounting policy election is made on an individual acquisition basis and is irrevocable for each applicable acquisition once elected.

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

Note 2 — Fair Value Measurement and Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value in accordance with U.S. GAAP. These assets and liabilities are primarily measured at fair value on a recurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis when required under specific accounting guidance, such as when it is appropriate to measure at the lower of cost or fair value or when an individual asset must be written down. The Company categorizes its assets and liabilities within a three-level hierarchy based on the observability of valuation inputs, and it reviews the fair value hierarchy classifications on a quarterly basis. For a description of the fair value hierarchy and the Company’s fair value measurement policies, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Fair Value to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis by fair value hierarchy as of September 30, 2026 and December 31, 2025. For additional information regarding the valuation methodologies and significant inputs used for recurring fair value measurements, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$1,649,102	$—	$—	$1,649,102
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	242,951	—	242,951
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	212,430	—	212,430
Residential mortgage-backed securities	—	11,720,602	—	11,720,602
Municipal securities	—	216,354	—	216,354
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	169,930	—	169,930
Residential mortgage-backed securities	—	333,740	—	333,740
Corporate debt securities	—	384,202	—	384,202
Foreign government bonds	—	256,273	—	256,273
Total AFS debt securities	$1,649,102	$13,536,482	$—	$15,185,584
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$21,356	$4,177	$—	$25,533
Total affordable housing partnership, tax credit and CRA investments, net	$21,356	$4,177	$—	$25,533

Other assets:
Equity securities	$—	$—	$—	$—
Total other assets	$—	$—	$—	$—

Derivative assets:
Interest rate contracts	$—	$360,893	$—	$360,893
Foreign exchange contracts	—	54,697	—	54,697
Credit contracts	—	3	—	3
Equity contracts	—	—	489	489
Commodity contracts	—	116,786	—	116,786
Gross derivative assets	$—	$532,379	$489	$532,868
Netting adjustments (2)	$—	$(406,992)	$—	$(406,992)
Net derivative assets	$—	$125,387	$489	$125,876
Derivative liabilities:
Interest rate contracts	$—	$422,775	$—	$422,775
Foreign exchange contracts	—	51,235	—	51,235
Credit contracts	—	95	—	95
Equity contracts (3)	—	—	15,144	15,144
Commodity contracts	—	103,675	—	103,675
Gross derivative liabilities	$—	$577,780	$15,144	$592,924
Netting adjustments (2)	$—	$(148,009)	$—	$(148,009)
Net derivative liabilities	$—	$429,771	$15,144	$444,915

Refer to table footnotes on the following page.

	Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value
AFS debt securities:
U.S. Treasury securities	$993,913	$—	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	257,654	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (1):
Commercial mortgage-backed securities	—	265,338	—	265,338
Residential mortgage-backed securities	—	10,132,653	—	10,132,653
Municipal securities	—	243,102	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	190,948	—	190,948
Residential mortgage-backed securities	—	393,787	—	393,787
Corporate debt securities	—	464,981	—	464,981
Foreign government bonds	—	238,455	—	238,455
Asset-backed securities	—	31,389	—	31,389
Total AFS debt securities	$993,913	$12,218,307	$—	$13,212,220
Affordable housing partnership, tax credit and CRA investments, net:
Equity securities	$22,098	$4,298	$—	$26,396
Total affordable housing partnership, tax credit and CRA investments, net	$22,098	$4,298	$—	$26,396
Other assets:
Equity securities	$630	$—	$—	$630
Total other assets	$630	$—	$—	$630
Derivative assets:
Interest rate contracts	$—	$298,558	$—	$298,558
Foreign exchange contracts	—	44,340	—	44,340
Credit contracts	—	25	—	25
Equity contracts	—	—	522	522
Commodity contracts	—	66,022	—	66,022
Gross derivative assets	$—	$408,945	$522	$409,467
Netting adjustments (2)	$—	$(257,525)	$—	$(257,525)
Net derivative assets	$—	$151,420	$522	$151,942
Derivative liabilities:
Interest rate contracts	$—	$256,870	$—	$256,870
Foreign exchange contracts	—	43,160	—	43,160
Equity contracts (3)	—	—	13,734	13,734
Credit contracts	—	51	—	51
Commodity contracts	—	72,158	—	72,158
Gross derivative liabilities	$—	$372,239	$13,734	$385,973
Netting adjustments (2)	$—	$(101,640)	$—	$(101,640)
Net derivative liabilities	$—	$270,599	$13,734	$284,333

(1)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $10.0 billion and $9.6 billion of fair value as of September 30, 2026 and December 31, 2025, respectively.
(2)Represents the balance sheet netting of derivative assets and liabilities and related cash collateral under master netting or similar agreements. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.
(3)Equity contracts classified as derivative liabilities consisted of performance-based restricted stock units (“RSUs”) granted as part of the Company’s consideration in an investment.

For the three and nine months ended September 30, 2026 and 2025, the Company’s Level 3 recurring fair value measurements consisted of warrant equity contracts issued by private companies and liability-classified contingently issuable shares of the Company. The following table provides a reconciliation of the beginning and ending balances of these Level 3 fair value measurements for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Derivative assets:
Equity contracts
Beginning balance	$524	$377	$522	$239
Total losses included in earnings (1)	(35)	(13)	(33)	(131)
Issuances (1)	—	183	—	439
Ending balance	$489	$547	$489	$547
Derivative liabilities:
Equity contracts (2)
Beginning balance	$15,775	$15,119	$13,734	$15,119
Total (gains) losses included in earnings (3)	(631)	—	1,410	—
Ending balance	$15,144	$15,119	$15,144	$15,119

(1)Included in Lending and loan servicing fees on the Consolidated Statement of Income.
(2)Equity contracts classified as derivative liabilities consisted of performance-based RSUs granted as part of the Company’s consideration in an investment.
(3)Included in Other investment income on the Consolidated Statement of Income.

The following table summarizes the valuation techniques and significant unobservable inputs used to determine the fair value of the Company’s Level 3 recurring fair value measurements as of September 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-average of Inputs
September 30, 2026
Derivative assets:
Equity contracts	$489	Black-Scholes option pricing model	Equity volatility	36% — 60%	40%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$15,144	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%
December 31, 2025
Derivative assets:
Equity contracts	$522	Black-Scholes option pricing model	Equity volatility	34% — 53%	40%	(1)
			Liquidity discount	47%	47%
Derivative liabilities:
Equity contracts (2)	$13,734	Internal model	Payout % based on operating revenue and measure of operating profit of investee	35%	35%

(1)Weighted-average of inputs is calculated based on the fair value of equity contracts as of September 30, 2026 and December 31, 2025.
(2)Equity contracts classified as derivative liabilities consisted of performance-based RSUs granted as part of the Company’s consideration in an investment.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis may include certain individually evaluated loans held-for-investment, loans held-for-sale, affordable housing partnership, tax credit and CRA investments, OREO, and other nonperforming assets. Nonrecurring fair value adjustments generally result from the impairment of individually evaluated loans held-for-investment and affordable housing partnership, tax credit and CRA investments, the write-down of OREO and other nonperforming assets, or unfavorable lower-of-cost-or-market-adjustments on loans held-for-sale.

Loans Held-for-Sale — Loans transferred from held-for-investment to held-for-sale are recorded at the lower of amortized cost or fair value at the transfer date. Thereafter, loans held-for-sale may be measured at fair value on a nonrecurring basis when fair value is less than amortized cost. Fair value is generally determined using observable market data for similar loans and, accordingly, these loans are classified within Level 2 of the fair value hierarchy.

For additional information regarding the valuation methodologies used to determine nonrecurring fair value measurements and the related fair value hierarchy classifications, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following tables present the carrying amounts of assets that remained outstanding as of September 30, 2026 and December 31, 2025, for which nonrecurring fair value adjustments were recognized during the respective reporting periods:

	Assets Measured at Fair Value on a Nonrecurring Basis as of September 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
Commercial and industrial (“C&I”)	$—	$—	$11,424	$11,424
Commercial real estate (“CRE”):
CRE	—	—	24,426	24,426
Construction and land	—	—	17,286	17,286
Total loans held-for-investment	$—	$—	$53,136	$53,136
Loans held-for-sale	$—	$4,729	$—	$4,729
OREO (1)	$—	$—	$9,200	$9,200

	Assets Measured at Fair Value on a Nonrecurring Basis as of December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Fair Value Measurements
Loans held-for-investment:
Commercial:
C&I	$—	$—	$5,916	$5,916
CRE:
CRE	—	—	13,335	13,335
Total loans held-for-investment	$—	$—	$19,251	$19,251
Affordable housing partnership, tax credit and CRA investments, net	$—	$—	$953	$953
OREO (1)	$—	$—	$13,035	$13,035

(1)Represents the carrying value of OREO properties that were written down subsequent to their initial classification as OREO and included in Other assets on the Consolidated Balance Sheet.

The following table presents the (decrease) increase in nonrecurring fair value measurements recognized during the three and nine months ended September 30, 2026 and 2025 for assets that remained outstanding as of the respective period-end dates:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Loans held-for-investment:
Commercial:
C&I	$(26,487)	$(28,616)	$(55,227)	$(30,897)
CRE:
CRE	2,348	—	(10,541)	(19,885)
Construction and land	(2,527)	—	(2,527)	—
Total loans held-for-investment	$(26,666)	$(28,616)	$(68,295)	$(50,782)
Loans held-for-sale	$(1,575)	$—	$(6,272)	$—
Affordable housing partnership, tax credit and CRA investments, net	$—	$(550)	$—	$(550)
OREO	$(644)	$(1,133)	$(2,484)	$(1,133)
Total nonrecurring fair value losses	$(28,885)	$(30,299)	$(77,051)	$(52,465)

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the Company’s Level 3 nonrecurring fair value measurements as of September 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value Measurements (Level 3)	Valuation Techniques	Unobservable Inputs	Range of Inputs	Weighted-average of Inputs
September 30, 2026
Loans held-for-investment	$5,782	Fair value of collateral	Discount	20% — 100%	72%	(1)
	$4,830	Fair value of collateral	Contract value	NM	NM
	$42,524	Fair value of property	Selling cost	8%	8%

OREO	$9,200	Fair value of property	Selling cost	8%	8%

December 31, 2025
Loans held-for-investment	$4,516	Fair value of collateral	Discount	75% — 100%	75%	(1)
	$14,735	Fair value of property	Selling cost	8%	8%

Affordable housing partnership, tax credit and CRA investments, net	$953	Individual analysis of each investment	Expected future tax benefits and distributions	NM	NM

OREO	$13,035	Fair value of property	Selling cost	8%	8%

NM — Not meaningful.
(1)Weighted-average of inputs is based on the relative fair value of the respective assets as of September 30, 2026 and December 31, 2025.

Disclosures about the Fair Value of Financial Instruments

The following tables present the carrying amounts and estimated fair values of financial instruments that are not measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. Financial instruments measured at fair value on a recurring basis are presented elsewhere in this Note.

The carrying amounts below are reported in the corresponding Consolidated Balance Sheet captions, except that accrued interest receivable, restricted equity securities, at cost, and mortgage servicing rights are included in Other assets; accrued interest payable is included in Accrued expenses and other liabilities; and amounts presented as deposits are included in Interest-bearing deposits.

	September 30, 2026
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,635,318	$4,635,318	$—	$—	$4,635,318
Interest-bearing deposits with banks	$12,186	$—	$12,186	$—	$12,186
Resale agreements	$425,000	$—	$347,600	$—	$347,600
HTM debt securities	$2,834,710	$530,749	$1,784,923	$—	$2,315,672
Restricted equity securities, at cost	$161,429	$—	$161,429	$—	$161,429
Loans held-for-sale	$17,425	$—	$17,425	$—	$17,425
Loans held-for-investment, net	$58,846,086	$—	$—	$56,881,442	$56,881,442
Mortgage servicing rights	$3,475	$—	$—	$6,765	$6,765
Accrued interest receivable	$338,162	$—	$338,162	$—	$338,162
Financial liabilities:
Deposits (1)	$25,852,416	$—	$25,781,218	$—	$25,781,218
FHLB advances	$3,000,000	$—	$3,000,949	$—	$3,000,949
Repurchase agreements	$964,000	$—	$964,000	$—	$964,000
Long-term debt	$32,565	$—	$31,822	$—	$31,822
Accrued interest payable	$50,757	$—	$50,757	$—	$50,757

	December 31, 2025
($ in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,188,139	$4,188,139	$—	$—	$4,188,139
Interest-bearing deposits with banks	$16,189	$—	$16,189	$—	$16,189
Resale agreements	$425,000	$—	$351,065	$—	$351,065
HTM debt securities	$2,870,058	$524,887	$1,954,859	$—	$2,479,746
Restricted equity securities, at cost	$153,484	$—	$153,484	$—	$153,484
Loans held-for-sale	$20,976	$—	$20,976	$—	$20,976
Loans held-for-investment, net	$56,068,399	$—	$—	$54,665,865	$54,665,865
Mortgage servicing rights	$4,119	$—	$—	$7,114	$7,114
Accrued interest receivable	$315,669	$—	$315,669	$—	$315,669
Financial liabilities:
Deposits (1)	$25,284,814	$—	$25,285,076	$—	$25,285,076
FHLB advances	$3,000,000	$—	$3,001,878	$—	$3,001,878
Long-term debt	$32,320	$—	$32,070	$—	$32,070
Accrued interest payable	$60,513	$—	$60,513	$—	$60,513

(1)Consists of time deposits. Excludes deposits with no defined or contractual maturity totaling $45.6 billion and $41.8 billion as of September 30, 2026 and December 31, 2025, respectively.

Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements

The Company’s resale agreements expose it to credit risk associated with both the counterparties and the underlying collateral. To mitigate this risk, the Company enters into master netting agreements and collateral arrangements that provide, upon counterparty default, the right to terminate transactions, liquidate collateral and offset amounts due to or from the counterparty. Based on these credit risk mitigation practices, the Company did not record an allowance for credit losses related to these agreements as of September 30, 2026 or December 31, 2025.

Balance Sheet Offsetting

The Company’s resale and repurchase agreements are executed under legally enforceable master netting agreements that provide offset rights in the event of counterparty default. The Company offsets resale and repurchase transactions with the same counterparty on the Consolidated Balance Sheet when the transactions are eligible for netting under ASC 210-20-45-11, Balance Sheet — Offsetting Repurchase and Reverse Repurchase Agreements. Collateral received under resale agreements and collateral pledged under repurchase agreements primarily consist of securities. Securities received as collateral are not recognized on the Consolidated Balance Sheet. Securities pledged as collateral remain on the Consolidated Balance Sheet and are not netted against the related repurchase agreement liabilities. Collateral may be sold or re-pledged by the secured party in accordance with the contractual arrangements. For additional information regarding the Company’s accounting policy related to resale and repurchase agreements, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Assets Purchased under Resale Agreements and Securities Sold under Repurchase Agreements to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following table presents the Company’s gross and net resale agreements as of September 30, 2026 and December 31, 2025 and repurchase agreements as of September 30, 2026. There were no repurchase agreements outstanding as of December 31, 2025.

($ in thousands)	Gross Amounts of Recognized Assets / Liabilities	Gross Amounts Offset on the Consolidated Balance Sheet	Net Amounts of Assets / Liabilities Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet: Collateral Received / Collateral Pledged (1)	Net Amount
September 30, 2026
Resale agreements	$425,000	$—	$425,000	$(328,385)	$96,615

Repurchase agreements (2)	$964,000	$—	$964,000	$(963,994)	$6

December 31, 2025
Resale agreements	$425,000	$—	$425,000	$(350,953)	$74,047

(1)Represents the fair value of assets the Company has received under resale agreements, or pledged under repurchase agreements, limited for table presentation purposes to the amount of the recognized asset due from, or liability due to, each counterparty. The application of collateral cannot reduce the net position below zero. Therefore, excess collateral, if any, is not reflected above.
(2)Matured during October 2026.

In addition to the amounts included in the table above, the Company applies balance sheet offsetting related to certain derivative instruments. See Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q for additional information.

Note 4 — Securities

The following tables present the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair values of the Company’s AFS and HTM debt securities by major security type as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,697,635	$—	$(48,533)	$1,649,102
U.S. government agency and U.S. government-sponsored enterprise debt securities	285,602	—	(42,651)	242,951
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	245,395	—	(32,965)	212,430
Residential mortgage-backed securities	12,458,670	141	(738,209)	11,720,602
Municipal securities	268,488	—	(52,134)	216,354
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	194,860	—	(24,930)	169,930
Residential mortgage-backed securities	408,074	—	(74,334)	333,740
Corporate debt securities	484,704	—	(100,502)	384,202
Foreign government bonds	267,681	536	(11,944)	256,273
Total AFS debt securities	16,311,109	677	(1,126,202)	15,185,584
HTM debt securities:
U.S. Treasury securities	544,885	—	(14,136)	530,749
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,009,192	—	(201,059)	808,133
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	464,466	—	(92,664)	371,802
Residential mortgage-backed securities	632,541	—	(156,673)	475,868
Municipal securities	183,626	—	(54,506)	129,120
Total HTM debt securities	2,834,710	—	(519,038)	2,315,672
Total debt securities	$19,145,819	$677	$(1,645,240)	$17,501,256

Refer to table footnotes on the following page.

	December 31, 2025
($ in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
AFS debt securities:
U.S. Treasury securities	$1,010,053	$837	$(16,977)	$—	$993,913
U.S. government agency and U.S. government-sponsored enterprise debt securities	287,687	—	(30,033)	—	257,654
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2):
Commercial mortgage-backed securities	292,564	86	(27,312)	—	265,338
Residential mortgage-backed securities	10,251,714	68,588	(187,649)	—	10,132,653
Municipal securities	277,275	20	(34,193)	—	243,102
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	214,987	—	(22,139)	(1,900)	190,948
Residential mortgage-backed securities	452,208	—	(58,421)	—	393,787
Corporate debt securities	554,158	6	(89,183)	—	464,981
Foreign government bonds	247,249	437	(9,231)	—	238,455
Asset-backed securities	31,886	—	(497)	—	31,389
Total AFS debt securities	13,619,781	69,974	(475,635)	(1,900)	13,212,220
HTM debt securities:
U.S. Treasury securities	540,666	—	(15,779)	—	524,887
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,007,055	—	(146,921)	—	860,134
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3):
Commercial mortgage-backed securities	474,747	—	(69,471)	—	405,276
Residential mortgage-backed securities	662,127	—	(124,176)	—	537,951
Municipal securities	185,463	—	(33,965)	—	151,498
Total HTM debt securities	2,870,058	—	(390,312)	—	2,479,746
Total debt securities	$16,489,839	$69,974	$(865,947)	$(1,900)	$15,691,966

(1)Amortized cost excludes accrued interest receivable, which is reported within Other assets on the Consolidated Balance Sheet. Accrued interest receivable on debt securities was $69 million as of September 30, 2026 and $54 million as of December 31, 2025. For additional information regarding the Company’s accounting policy for accrued interest receivable on debt securities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities and Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10‑K.
(2)Includes GNMA AFS debt securities with amortized cost of $10.5 billion and fair value of $10.0 billion as of September 30, 2026, compared with amortized cost and fair value of $9.6 billion as of December 31, 2025.
(3)Includes GNMA HTM debt securities with amortized cost of $74 million and fair value of $57 million as of September 30, 2026, compared with amortized cost of $79 million and fair value of $65 million as of December 31, 2025.

Unrealized Losses of Available-for-Sale Debt Securities

The following tables present the fair value and the gross unrealized losses of the Company’s AFS debt securities in a continuous unrealized loss position, aggregated by investment category and loss duration as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, 655 and 429 AFS debt securities, respectively, were in a gross unrealized loss position.

	September 30, 2026
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$1,215,813	$(41,713)	$433,289	$(6,820)	$1,649,102	$(48,533)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	242,951	(42,651)	242,951	(42,651)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	7,560	(457)	204,870	(32,508)	212,430	(32,965)
Residential mortgage-backed securities	10,361,433	(507,377)	1,355,215	(230,832)	11,716,648	(738,209)
Municipal securities	15,100	(486)	200,254	(51,648)	215,354	(52,134)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	169,930	(24,930)	169,930	(24,930)
Residential mortgage-backed securities	—	—	333,740	(74,334)	333,740	(74,334)
Corporate debt securities	—	—	384,202	(100,502)	384,202	(100,502)
Foreign government bonds	33,880	(20)	38,076	(11,924)	71,956	(11,944)
Total AFS debt securities	$11,633,786	$(550,053)	$3,362,527	$(576,149)	$14,996,313	$(1,126,202)

	December 31, 2025
	Less Than 12 Months		12 Months or More		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
AFS debt securities:
U.S. Treasury securities	$323,019	$(1,627)	$575,638	$(15,350)	$898,657	$(16,977)
U.S. government agency and U.S. government-sponsored enterprise debt securities	—	—	257,654	(30,033)	257,654	(30,033)
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities:
Commercial mortgage-backed securities	—	—	256,503	(27,312)	256,503	(27,312)
Residential mortgage-backed securities	1,052,833	(5,480)	1,582,952	(182,169)	2,635,785	(187,649)
Municipal securities	—	—	237,214	(34,193)	237,214	(34,193)
Non-agency mortgage-backed securities:
Commercial mortgage-backed securities	—	—	190,948	(22,139)	190,948	(22,139)
Residential mortgage-backed securities	—	—	393,787	(58,421)	393,787	(58,421)
Corporate debt securities	—	—	454,975	(89,183)	454,975	(89,183)
Foreign government bonds	—	—	90,769	(9,231)	90,769	(9,231)
Asset-backed securities	—	—	31,389	(497)	31,389	(497)
Total AFS debt securities	$1,375,852	$(7,107)	$4,071,829	$(468,528)	$5,447,681	$(475,635)

Allowance for Credit Losses on Available-for-Sale Debt Securities

The Company evaluates AFS debt securities in unrealized loss positions on a quarterly basis to determine whether any decline in fair value below amortized cost is attributable to credit-related factors. For additional information regarding the Company’s methodology for evaluating credit losses on AFS debt securities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Available-for-Sale Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Gross unrealized losses presented in the preceding tables were primarily attributable to changes in interest rates and the widening of liquidity and credit spreads, and were not indicative of credit deterioration of the issuers or the underlying collateral. The majority of unrealized losses were associated with U.S. Treasury, U.S. government agency, U.S. government-sponsored agency, and U.S. government-sponsored enterprise debt and mortgage-backed securities. Given the high credit quality of these securities, including explicit or implicit support from the U.S. government, the Company does not expect to incur credit losses on these investments.

The remaining securities in an unrealized loss position as of September 30, 2026 consisted primarily of corporate debt securities and non-agency mortgage-backed securities. Substantially all corporate debt securities and a substantial majority of non-agency mortgage-backed securities were investment grade or otherwise demonstrated strong credit characteristics. The unrealized losses on these securities were primarily attributable to changes in market interest rates and credit spreads rather than deterioration in credit quality. Contractual principal and interest payments have been received as scheduled and are expected to continue. Based on its evaluation of credit quality, payment performance, and expected cash flows, the Company determined that no allowance for credit losses was required as of September 30, 2026.

As of September 30, 2026 and December 31, 2025, the Company intended to hold AFS debt securities in unrealized loss positions until recovery of their amortized cost basis and concluded that it was more likely than not it would not be required to sell these securities before such recovery. Accordingly, the Company expects to recover the entire amortized cost basis of these securities.

No allowance for credit losses was recorded against these securities as of September 30, 2026, compared with $2 million as of December 31, 2025 related to a non-agency commercial mortgage-backed security with deteriorated credit quality and expected cash flows. No provision for credit losses was recognized during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recognized a $192 thousand reversal of previously recorded credit losses upon the sale of the security. During the three and nine months ended September 30, 2025, the Company recognized a $3 million provision for credit losses on the same security.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company evaluates HTM debt securities for expected credit losses using a methodology that incorporates security-specific credit characteristics, historical loss experience, current conditions and other relevant qualitative and quantitative factors. For additional information regarding the Company’s methodology for evaluating credit losses on HTM debt securities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Allowance for Credit Losses on Held-to-Maturity Debt Securities to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The Company monitors the credit quality of the HTM debt securities using external credit ratings. As of September 30, 2026, all HTM securities were rated investment grade by nationally recognized statistical rating organizations and were issued, guaranteed, or supported by U.S. government entities, agencies, or government-sponsored enterprises. Accordingly, a zero credit loss assumption was applied. Based on the high credit quality of these securities, their credit support, and the Company’s assessment of expected cash flows, no allowance for credit losses was recorded as of September 30, 2026 or December 31, 2025. The Company expects to collect all contractual principal and interest payments.

Realized Gains and Credit (Losses) Reversals

The following table presents the gross realized gains from the sales of AFS debt securities (pre-tax), credit (losses) reversals, and the related tax expense (benefit) recognized in earnings during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Gross realized gains from sales	$290	$57	$3,837	$934
Credit (losses) reversals	$—	$(3,000)	$192	$(3,000)
Related tax expense (benefit)	$86	$(858)	$1,191	$(611)

Interest Income

The following table presents the interest income on debt securities, disaggregated between taxable and nontaxable interest, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Taxable interest	$181,642	$154,893	$504,982	$449,155
Nontaxable interest	3,455	3,669	10,622	10,979
Total interest income on debt securities	$185,097	$158,562	$515,604	$460,134

Contractual Maturities of Available-for-Sale and Held-to-Maturity Debt Securities

The following tables present the amortized cost, fair value and weighted-average yields of AFS and HTM debt securities by contractual maturities as of September 30, 2026. Actual maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations, with or without prepayment penalties.

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
AFS debt securities:
U.S. Treasury securities
Amortized cost	$340,182	$1,285,307	$72,146	$—	$1,697,635
Fair value	338,314	1,243,433	67,355	—	1,649,102
Weighted-average yield (1)	1.15%	3.74%	3.78%	—%	3.23%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	25,776	75,000	127,903	56,923	285,602
Fair value	25,505	65,637	106,696	45,113	242,951
Weighted-average yield (1)	3.00%	2.00%	2.37%	2.15%	2.29%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	10,632	55,208	63,019	12,575,206	12,704,065
Fair value	10,509	51,335	55,340	11,815,848	11,933,032
Weighted-average yield (1) (2)	3.20%	2.90%	2.85%	4.84%	4.82%
Municipal securities
Amortized cost	15,383	6,350	23,569	223,186	268,488
Fair value	15,243	5,905	18,932	176,274	216,354
Weighted-average yield (1) (2)	2.69%	1.80%	2.42%	2.25%	2.28%
Non-agency mortgage-backed securities
Amortized cost	—	—	—	602,934	602,934
Fair value	—	—	—	503,670	503,670
Weighted-average yield (1)	—%	—%	—%	2.23%	2.23%
Corporate debt securities
Amortized cost	5,454	87,250	392,000	—	484,704
Fair value	5,388	78,726	300,088	—	384,202
Weighted-average yield (1)	7.05%	4.16%	2.34%	—%	2.72%
Foreign government bonds
Amortized cost	41,359	176,322	50,000	—	267,681
Fair value	41,440	176,758	38,075	—	256,273
Weighted-average yield (1)	2.16%	2.14%	1.75%	—%	2.07%
Total AFS debt securities
Amortized cost	$438,786	$1,685,437	$728,637	$13,458,249	$16,311,109
Fair value	$436,399	$1,621,794	$586,486	$12,540,905	$15,185,584
Weighted-average yield (1)	1.53%	3.48%	2.49%	4.67%	4.36%

($ in thousands)	Within One Year	After One Year through Five Years	After Five Years through Ten Years	After Ten Years	Total
HTM debt securities:
U.S. Treasury securities
Amortized cost	$347,180	$197,705	$—	$—	$544,885
Fair value	340,338	190,411	—	—	530,749
Weighted-average yield (1)	0.99%	1.14%	—%	—%	1.05%
U.S. government agency and U.S. government-sponsored enterprise debt securities
Amortized cost	—	154,897	789,120	65,175	1,009,192
Fair value	—	136,559	622,149	49,425	808,133
Weighted-average yield (1)	—%	1.43%	1.97%	2.12%	1.89%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities
Amortized cost	—	77,587	224,025	795,395	1,097,007
Fair value	—	68,452	178,760	600,458	847,670
Weighted-average yield (1) (2)	—%	1.66%	1.74%	1.68%	1.69%
Municipal securities
Amortized cost	—	—	26,373	157,253	183,626
Fair value	—	—	20,469	108,651	129,120
Weighted-average yield (1) (2)	—%	—%	2.07%	2.01%	2.02%
Total HTM debt securities
Amortized cost	$347,180	$430,189	$1,039,518	$1,017,823	$2,834,710
Fair value	$340,338	$395,422	$821,378	$758,534	$2,315,672
Weighted-average yield (1)	0.99%	1.34%	1.92%	1.76%	1.66%

(1)Weighted-average yields are computed based on amortized cost balances.
(2)Yields on tax-exempt securities are not presented on a tax-equivalent basis.

As of September 30, 2026 and December 31, 2025, AFS and HTM debt securities with carrying values of $4.4 billion and $4.6 billion, respectively, were pledged to secure borrowings and for other purposes as required or permitted by law. Additionally, debt securities with fair values of $8.9 billion and $4.8 billion were prepositioned for the Federal Reserve Bank (“FRB”) Standing Repurchase Agreement Facility as of September 30, 2026 and December 31, 2025, respectively.

Restricted Equity Securities

The following table presents the carrying amounts of restricted equity securities included in Other assets on the Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
FRB of San Francisco stock	$66,598	$66,179
FHLB stock	94,831	87,305
Total restricted equity securities	$161,429	$153,484

Note 5 — Derivatives

The Company uses derivative instruments to manage exposure to market risk, primarily interest rate and foreign currency risks, as well as to assist customers in managing their risk exposures. The Company uses interest rate derivatives to manage interest rate sensitivity and reduce the potential effects of changes in interest rates on earnings or capital. The Company may also use foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, the funding needs of, and the Bank’s investment in, East West Bank (China) Limited. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. Certain derivatives are designated as hedging instruments in qualifying hedge accounting relationships, while others are used as economic hedges. For additional information regarding the Company’s derivatives and hedging activities, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following table presents the notional amounts and fair values of the Company’s derivative instruments as of September 30, 2026 and December 31, 2025. Certain derivative contracts are cleared through central clearing organizations, for which variation margin payments are treated as settlements of the related derivative fair values. Accordingly, the fair values in the table are presented on a gross basis before the effects of bilateral collateral and master netting agreements, but after the application of variation margin payments on centrally cleared derivative contracts. As of September 30, 2026, variation margin payments on derivative contracts cleared through the London Clearing House and the Chicago Mercantile Exchange reduced derivative asset and liability fair values by $23 million and $25 million, respectively, compared with reductions in the derivative asset and liability fair values of $16 million and $3 million, respectively, as of December 31, 2025. Gross derivative asset and liability fair values are subsequently adjusted for the effects of legally enforceable master netting agreements and cash collateral received or paid. The resulting net derivative asset and liability fair values are included in Other assets and Accrued expenses and other liabilities, respectively, on the Consolidated Balance Sheet.

	September 30, 2026					December 31, 2025
		Fair Value					Fair Value
($ in thousands)	Notional Amount	Assets		Liabilities		Notional Amount	Assets		Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate contracts	$4,000,000	$—		$60,717		$4,250,000	$39,997		$139
Derivatives not designated as hedging instruments:
Interest rate contracts	$17,455,196	$360,893		$362,058		$18,987,277	$258,561		$256,731
Commodity contracts (1)	—	116,786		103,675		—	66,022		72,158
Foreign exchange contracts	4,694,110	54,697		51,235		4,550,101	44,340		43,160
Credit contracts (2)	457,287	3		95		303,421	25		51
Equity contracts	—	489	(3)	15,144	(4)	—	522	(3)	13,734	(4)
Total derivatives not designated as hedging instruments	$22,606,593	$532,868		$532,207		$23,840,799	$369,470		$385,834
Gross derivative assets/liabilities		$532,868		$592,924			$409,467		$385,973
Less: Master netting agreements		(140,061)		(140,061)			(74,138)		(74,138)
Less: Cash collateral		(266,931)		(7,948)			(183,387)		(27,502)
Net derivative assets/liabilities		$125,876		$444,915			$151,942		$284,333

(1)The notional amounts of the Company’s commodity contracts totaled 13 million barrels of crude oil and 252 million units of natural gas, measured in million British thermal units (“MMBTUs”), as of September 30, 2026, compared with 16 million barrels of crude oil and 364 million MMBTUs of natural gas as of December 31, 2025.
(2)The notional amount of credit contracts represents the Company’s pro-rata share of the notional amounts of the underlying derivative instruments subject to credit risk participation agreements (“RPAs”).
(3)The Company held warrant equity contracts in nine private companies as of both September 30, 2026 and December 31, 2025.
(4)Equity contracts classified as derivative liabilities consisted of 349 thousand performance-based RSUs granted as part of the Company’s consideration for an investment.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges — The Company uses interest rate swaps and collars to hedge variability in interest cash flows on certain floating-rate commercial loans attributable to changes in contractually specified interest rates. As of September 30, 2026, the Company had $4.0 billion in notional amount of interest rate contracts designated as cash flow hedges to effectively convert certain floating-rate loans to fixed-rate instruments through interest rate swaps and to limit interest rate exposure through collars.

Gains and losses on qualifying cash flow hedges are recognized in AOCI and reclassified to earnings in the periods in which the hedged cash flows affect earnings in the same income statement line item as the earnings effect of the hedged item. Based on interest rates, the yield curve and notional amounts as of September 30, 2026, the Company expects to reclassify approximately $18 million of after-tax net losses on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the pre-tax changes in AOCI related to cash flow hedges for the three and nine months ended September 30, 2026 and 2025. The related after-tax effects on AOCI are presented in Note 12 — Accumulated Other Comprehensive Income (Loss) to the Consolidated Financial Statements in this Form 10-Q.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
(Losses) gains recognized in AOCI:
Interest rate contracts	$(53,656)	$(2,658)	$(98,946)	$53,536
(Gains) losses reclassified from AOCI into earnings:
Interest and dividend income (for cash flow hedges on loans)	$(417)	$6,001	$(1,758)	$18,584

Derivatives Not Designated as Hedging Instruments

Customer-Related Positions and Economic Hedge Derivatives — The Company enters into interest rate, commodity, and foreign exchange derivatives to meet the risk management needs of its customers and generally enters into offsetting derivative contracts with third-party financial institutions to mitigate the resulting market risk. The Company also utilizes foreign exchange contracts to mitigate the effect of currency fluctuations on certain foreign currency-denominated on-balance sheet assets and liabilities, primarily foreign currency-denominated deposits that it offers to its customers, as well as to meet its funding needs in certain foreign currencies. A majority of the foreign exchange contracts had original maturities of one year or less as of both September 30, 2026 and December 31, 2025.

The following table presents the notional amounts and the gross fair values of customer-related interest rate and foreign exchange derivatives and related economic hedges entered into with third-party financial institutions as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
($ in thousands)	Notional Amount	Assets	Liabilities	Notional Amount	Assets	Liabilities
Customer-related positions:
Interest rate contracts:
Swaps	$6,986,726	$986	$348,992	$7,566,889	$47,448	$206,794
Written options	1,378,365	—	9,448	1,463,110	—	1,900
Collars and corridors	343,667	—	2,369	444,604	311	20
Subtotal	8,708,758	986	360,809	9,474,603	47,759	208,714
Foreign exchange contracts:
Forwards and spot	822,457	13,245	6,853	1,156,203	23,661	2,831
Swaps	981,444	10,790	12,156	785,956	13,272	661
Written options	96,469	—	2,602	63,460	—	73
Subtotal	1,900,370	24,035	21,611	2,005,619	36,933	3,565
Total	$10,609,128	$25,021	$382,420	$11,480,222	$84,692	$212,279
Economic hedges and other:
Interest rate contracts:
Swaps	$7,024,406	$347,902	$1,249	$7,604,959	$208,860	$47,682
Purchased options	1,378,365	9,582	—	1,463,110	1,922	—
Collars and corridors	343,667	2,423	—	444,605	20	335
Subtotal	8,746,438	359,907	1,249	9,512,674	210,802	48,017
Foreign exchange contracts:
Forwards and spot	140,962	4,582	4,678	234,278	1,602	3,498
Swaps	2,556,309	23,431	24,899	2,246,744	5,718	36,083
Purchased options	96,469	2,649	47	63,460	87	14
Subtotal	2,793,740	30,662	29,624	2,544,482	7,407	39,595
Total	$11,540,178	$390,569	$30,873	$12,057,156	$218,209	$87,612

The Company enters into energy commodity contracts with customers in the oil and gas sector to assist them in managing exposure to fluctuations in energy commodity prices. The Company generally enters into offsetting derivative contracts with third-party financial institutions as economic hedges to manage the market risk associated with these customer-related positions. The following table presents the notional amounts and gross fair values of the Company’s customer-related commodity derivative contracts issued and related economic hedges as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
			Fair Value				Fair Value
($ and units in thousands)	Notional Units		Assets	Liabilities	Notional Units		Assets	Liabilities
Customer-related positions:
Commodity contracts:
Crude oil:
Swaps	4,952	Barrels	$67,583	$235	4,255	Barrels	$205	$28,533
Collars	1,379	Barrels	19,915	—	3,747	Barrels	21	13,622
Subtotal	6,331	Barrels	87,498	235	8,002	Barrels	226	42,155
Natural gas:
Swaps	88,534	MMBTUs	6,899	24,763	112,599	MMBTUs	5,814	18,403
Collars	34,278	MMBTUs	276	8,482	71,945	MMBTUs	1,879	6,693
Subtotal	122,812	MMBTUs	7,175	33,245	184,544	MMBTUs	7,693	25,096
Total			$94,673	$33,480			$7,919	$67,251
Economic hedges:
Commodity contracts:
Crude oil:
Swaps	4,960	Barrels	$239	$49,976	4,255	Barrels	$25,309	$11
Collars	1,379	Barrels	—	11,324	3,747	Barrels	8,724	21
Subtotal	6,339	Barrels	239	61,300	8,002	Barrels	34,033	32
Natural gas:
Swaps	90,004	MMBTUs	15,968	6,932	110,506	MMBTUs	18,258	3,963
Collars	39,118	MMBTUs	5,906	1,963	68,965	MMBTUs	5,812	912
Subtotal	129,122	MMBTUs	21,874	8,895	179,471	MMBTUs	24,070	4,875
Total			$22,113	$70,195			$58,103	$4,907

Credit Contracts — The Company periodically enters into RPAs with institutional counterparties to manage credit exposure arising from interest rate contracts associated with syndicated loans. Under an RPA, a portion of the credit exposure associated with the underlying interest rate contract is transferred from the purchaser of credit protection to the seller of credit protection. If the underlying borrower defaults on the related interest rate contract, the seller of credit protection is required to make payments to the purchaser of credit protection. The Company may enter into RPAs as either a purchaser or seller of credit protection. The Company manages credit risk associated with RPAs through its normal credit review and monitoring process, including monitoring the creditworthiness of the underlying borrowers and the institutional counterparties. Assuming default by the underlying borrowers, the Company would have been required to make payments totaling $7 thousand and $590 thousand as of September 30, 2026 and December 31, 2025, respectively, to settle RPAs for which it sold credit protection.

The following table presents the notional amounts and gross fair values of outstanding RPAs for credit protection sold and purchased as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
($ in thousands)		Assets	Liabilities		Assets	Liabilities
RPAs — protection sold (1)	$285,291	$—	$95	$133,756	$—	$51
RPAs — protection purchased	171,996	3	—	169,665	25	—
Total RPAs	$457,287	$3	$95	$303,421	$25	$51

(1)All reference entities underlying credit protection sold were investment grade as of both dates. The weighted-average remaining maturities were 2.5 years and 2.7 years as of September 30, 2026 and December 31, 2025, respectively.

Equity Contracts — As part of the loan origination process, the Company may obtain warrants to purchase preferred or common stock of its borrowers, primarily companies in the technology and life sciences sectors. These warrants provide the Company with the right to purchase a specific class of the underlying company’s equity at a specified price before expiration. In connection with an investment made during the third quarter of 2023, the Company granted performance-based RSUs as part of the consideration for the investment. Vesting of these RSUs is contingent upon the investee achieving specified financial performance targets during the applicable performance period. For additional information on these equity contracts, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the net gains (losses) from changes in the fair value of derivatives not designated as hedging instruments recognized on the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	Classification on Consolidated Statement of Income	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	Customer derivative income and derivative mark-to-market adjustments	$6,217	$(414)	$6,192	$(3,723)
Credit contracts	Customer derivative income and derivative mark-to-market adjustments	32	(27)	(66)	(30)
Commodity contracts	Customer derivative income and derivative mark-to-market adjustments	76	123	401	521
Total derivative mark-to-market and credit valuation adjustments	Customer derivative income and derivative mark-to-market adjustments	6,325	(318)	6,527	(3,232)
Foreign exchange contracts	Foreign exchange income	17,200	13,576	40,639	40,601
Equity contracts - warrants	Lending and loan servicing fees	(35)	170	(33)	308
Equity contracts - performance-based RSUs	Other investment income	631	—	(1,410)	—
Net derivative gains		$24,121	$13,428	$45,723	$37,677

Credit Risk-Related Contingent Features — Certain of the Company’s over-the-counter derivative contracts contain provisions that require settlement of outstanding balances upon the occurrence of specified credit risk-related events, primarily a downgrade of East West Bank’s credit rating to below investment grade. As of September 30, 2026 and December 31, 2025, the aggregate fair value amount of derivative instruments with credit risk-related contingent features that were in a net liability position was $1 million and $3 million, respectively. The Company had posted collateral related to these positions of $1 million and $3 million, respectively, as of those dates. If East West Bank’s credit rating had been downgraded to below investment grade as of either date, the Company would have been required to post minimal additional collateral.

Offsetting of Derivatives

The following tables present the gross fair values of derivative assets and liabilities, amounts offset on the Consolidated Balance Sheet under master netting arrangements and related cash collateral, and the resulting net amounts. The tables also present security collateral that is not offset on the Consolidated Balance Sheet. Where applicable, gross derivative fair values reflect variation margin payments accounted for as settlements of centrally cleared contracts. Collateral amounts presented are limited to the outstanding balances of the related derivative asset or liability; accordingly, instances of over-collateralization are excluded.

($ in thousands)	As of September 30, 2026
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$532,868	$(140,061)	$(266,931)	$125,876	$(28,844)	$97,032

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$592,924	$(140,061)	$(7,948)	$444,915	$(23,457)	$421,458

($ in thousands)	As of December 31, 2025
		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (1)	Master Netting Arrangements	Cash Collateral Received (3)		Security Collateral Received (5)	Net Amount
Derivative assets	$409,467	$(74,138)	$(183,387)	$151,942	$(42,779)	$109,163

		Gross Amounts Offset on the Consolidated Balance Sheet		Net Amounts Presented on the Consolidated Balance Sheet	Gross Amounts Not Offset on the Consolidated Balance Sheet
	Gross Amounts Recognized (2)	Master Netting Arrangements	Cash Collateral Pledged (4)		Security Collateral Pledged (5)	Net Amount
Derivative liabilities	$385,973	$(74,138)	$(27,502)	$284,333	$—	$284,333

(1)Includes gross derivative assets of $4 million and $9 million with counterparties not subject to enforceable master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025, respectively.
(2)Includes gross derivative liabilities of $26 million and $16 million with counterparties not subject to enforceable master netting arrangements or similar agreements as of September 30, 2026 and December 31, 2025, respectively.
(3)Gross cash collateral received under master netting arrangements or similar agreements was $269 million and $184 million as of September 30, 2026 and December 31, 2025, respectively. Of the gross cash collateral received as of those dates, $267 million and $183 million, respectively, was offset against derivative assets on the Consolidated Balance Sheet.
(4)Gross cash collateral pledged under master netting arrangements or similar agreements was $13 million and $29 million as of September 30, 2026 and December 31, 2025, respectively. Of the gross cash collateral pledged as of those dates, $8 million and $28 million, respectively, was offset against derivative liabilities on the Consolidated Balance Sheet.
(5)Represents the fair value of security collateral received or pledged related to derivative assets or liabilities subject to enforceable master netting arrangements or similar agreements. Such collateral is not offset on the Consolidated Balance Sheet under U.S. GAAP. Amounts presented are limited to the outstanding balance of the related derivative asset or liability.

In addition to the derivative amounts presented above, the Company may offset certain amounts related to resale or repurchase agreements. See Note 3 — Securities Purchased under Resale Agreements and Sold under Repurchase Agreements to the Consolidated Financial Statements in this Form 10-Q for additional information and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments to the Consolidated Financial Statements in this Form 10-Q for fair value measurement disclosures related to derivatives.

Note 6 — Loans Receivable and Allowance for Credit Losses

The following table presents the composition of the Company’s loans held-for-investment as of September 30, 2026 and December 31, 2025:

($ in thousands)	September 30, 2026	December 31, 2025
Commercial:
C&I	$19,786,324	$18,650,755
CRE:
CRE	15,810,599	15,407,088
Multifamily residential	5,529,717	5,112,328
Construction and land	754,581	742,357
Total CRE	22,094,897	21,261,773
Total commercial	41,881,221	39,912,528
Consumer:
Residential mortgage:
Single-family residential (“SFR”) — Traditional	14,071,605	13,692,025
SFR — Bridge to Home Ownership (“BTHO”)	1,636,460	1,310,524
Home equity loans	2,058,958	1,911,897
Total residential mortgage	17,767,023	16,914,446
Other consumer	62,473	51,198
Total consumer	17,829,496	16,965,644
Total loans held-for-investment (1)	$59,710,717	$56,878,172
ALLL	(864,631)	(809,773)
Loans held-for-investment, net (1)	$58,846,086	$56,068,399

(1)Includes net deferred loan fees and net unamortized premiums of $11 million and $26 million as of September 30, 2026 and December 31, 2025, respectively.

Accrued interest receivable on loans held-for-investment was $256 million and $251 million as of September 30, 2026 and December 31, 2025, respectively, and was included in Other assets on the Consolidated Balance Sheet. Interest income recognized and reversed on nonaccrual loans was immaterial for the three and nine months ended September 30, 2026. For each of the three and nine months ended September 30, 2025, interest income recognized on nonaccrual loans was $6 million, while interest income reversed was insignificant. For the Company’s accounting policy on accrued interest receivable on loans held-for-investment, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2025 Form 10-K. For the Company’s accounting policy on loans held-for-sale, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Sale to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The Company’s FRB and FHLB borrowings are primarily secured by loans held-for-investment. As of September 30, 2026 and December 31, 2025, loans held-for-investment totaling $43.9 billion and $41.8 billion, respectively, were pledged to secure borrowings and provide additional borrowing capacity.

Credit Quality Indicators

All loans are subject to the Company’s credit review and monitoring process. Commercial loans are risk rated based on an assessment of factors including the borrower’s payment performance or delinquency status, repayment sources, financial condition and liquidity, and industry and geographic considerations. For consumer loans, payment performance or delinquency status is generally the primary indicator used in determining risk ratings.

The Company assigns individual loan credit risk ratings ranging from 1 through 10. These ratings are grouped into the following risk categories:
•Pass — Loans assigned risk ratings of 1 through 5 are categorized as Pass. Loans with a risk rating of 1 are typically loans fully secured by cash. Pass loans have sufficient sources of repayment to repay the loan in full in accordance with its contractual terms and conditions.

•Special Mention — Loans assigned a risk rating of 6 have potential weaknesses that warrant closer attention by management and are categorized as Special Mention.
•Substandard — Loans assigned a risk rating of 7 or 8 have well-defined weaknesses that may jeopardize full and timely repayment and are categorized as Substandard.
•Doubtful — Loans assigned a risk rating of 9 have insufficient sources of repayment and a high probability of loss and are categorized as Doubtful.
•Loss — Loans assigned a risk rating of 10 are considered uncollectible and of such little value that they are no longer considered bankable assets and are categorized as Loss.

Criticized loans consist of loans rated Special Mention, Substandard, Doubtful or Loss. The Company regularly reviews the internal risk ratings of its loan portfolio and adjusts the ratings based on changes in the borrowers’ financial condition and the collectability of the loans.

The following tables summarize the Company’s loans held-for-investment and year-to-date gross write-offs by loan portfolio segments, internal risk ratings and vintage year as of the periods presented. Vintage year represents the year of loan origination, renewal or major modification. Gross write-offs reflect activities for the nine months ended September 30, 2026 and the year ended December 31, 2025. Revolving loans converted to term loans are presented separately and excluded from the term loans vintage-year columns.

	September 30, 2026
	Term Loans by Vintage Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$1,962,907	$2,249,169	$1,270,159	$551,938	$400,707	$544,381	$12,065,226	$53,194	$19,097,681
Criticized (accrual)	235	37,050	64,410	73,115	40,454	28,832	394,779	—	638,875
Criticized (nonaccrual)	157	3,570	4,209	15,537	6,327	19,952	16	—	49,768
Total C&I	1,963,299	2,289,789	1,338,778	640,590	447,488	593,165	12,460,021	53,194	19,786,324
Gross write-offs (1)	4,569	2,347	2,357	8,445	37	44,667	—	—	62,422
CRE:
Pass	1,999,805	2,549,259	1,469,180	1,790,044	2,944,531	4,407,713	80,973	51,525	15,293,030
Criticized (accrual)	10,981	29,783	24,716	120,355	108,123	179,632	—	—	473,590
Criticized (nonaccrual)	—	6,550	—	11,328	2,753	23,348	—	—	43,979
Subtotal CRE	2,010,786	2,585,592	1,493,896	1,921,727	3,055,407	4,610,693	80,973	51,525	15,810,599
Gross write-offs (1)	—	1,305	336	—	760	7,901	—	—	10,302
Multifamily residential:
Pass	820,971	817,795	322,149	406,705	1,129,302	1,972,210	42,659	3,774	5,515,565
Criticized (accrual)	—	—	—	—	5,680	8,208	—	—	13,888
Criticized (nonaccrual)	—	23	—	—	—	241	—	—	264
Subtotal multifamily residential	820,971	817,818	322,149	406,705	1,134,982	1,980,659	42,659	3,774	5,529,717
Construction and land:
Pass	192,069	263,411	88,785	139,459	28,753	16,667	5,624	—	734,768
Criticized (nonaccrual)	—	—	—	—	19,813	—	—	—	19,813
Subtotal construction and land	192,069	263,411	88,785	139,459	48,566	16,667	5,624	—	754,581
Total CRE	3,023,826	3,666,821	1,904,830	2,467,891	4,238,955	6,608,019	129,256	55,299	22,094,897
Total CRE gross write-offs (1)	—	1,305	336	—	760	7,901	—	—	10,302
Total commercial	$4,987,125	$5,956,610	$3,243,608	$3,108,481	$4,686,443	$7,201,184	$12,589,277	$108,493	$41,881,221
Total commercial gross write-offs (1)	$4,569	$3,652	$2,693	$8,445	$797	$52,568	$—	$—	$72,724

	September 30, 2026
	Term Loans by Vintage Year
($ in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$2,615,916	$2,428,908	$1,425,556	$2,015,421	$2,599,073	$4,543,024	$—	$—	$15,627,898
Criticized (accrual)	1,743	12,089	6,244	4,404	6,065	12,613	—	—	43,158
Criticized (nonaccrual) (2)	3,626	8,374	5,336	4,322	4,141	11,210	—	—	37,009
Subtotal SFR mortgage (3)	2,621,285	2,449,371	1,437,136	2,024,147	2,609,279	4,566,847	—	—	15,708,065
Gross write-offs(1)(4)	6	—	20	4	8	38	—	—	76
Home equity loans:
Pass	9,839	11,176	2,871	5,297	13,515	32,536	1,884,359	66,123	2,025,716
Criticized (accrual)	—	878	—	500	2,015	1,656	5,069	211	10,329
Criticized (nonaccrual)	598	5,684	1,942	1,895	1,104	8,551	—	3,139	22,913
Subtotal home equity loans	10,437	17,738	4,813	7,692	16,634	42,743	1,889,428	69,473	2,058,958
Gross write-offs	—	—	—	11	—	—	—	—	11
Total residential mortgage	2,631,722	2,467,109	1,441,949	2,031,839	2,625,913	4,609,590	1,889,428	69,473	17,767,023
Total residential mortgage gross write-offs (1)	6	—	20	15	8	38	—	—	87
Other consumer:
Pass	9,948	25,743	—	—	4,975	210	21,575	—	62,451
Criticized (accrual)	6	—	—	—	—	—	—	—	6
Criticized (nonaccrual)	—	—	—	—	—	—	16	—	16
Total other consumer	9,954	25,743	—	—	4,975	210	21,591	—	62,473
Total consumer	$2,641,676	$2,492,852	$1,441,949	$2,031,839	$2,630,888	$4,609,800	$1,911,019	$69,473	$17,829,496
Total consumer gross write-offs (1)	$6	$—	$20	$15	$8	$38	$—	$—	$87
Total loans held-for-investment:
Pass	$7,611,455	$8,345,461	$4,578,700	$4,908,864	$7,120,856	$11,516,741	$14,100,416	$174,616	$58,357,109
Criticized (accrual)	12,965	79,800	95,370	198,374	162,337	230,941	399,848	211	1,179,846
Criticized (nonaccrual)	4,381	24,201	11,487	33,082	34,138	63,302	32	3,139	173,762
Total	$7,628,801	$8,449,462	$4,685,557	$5,140,320	$7,317,331	$11,810,984	$14,500,296	$177,966	$59,710,717
Total loans held-for-investment gross write-offs (1)	$4,575	$3,652	$2,713	$8,460	$805	$52,606	$—	$—	$72,811

	December 31, 2025
	Term Loans by Vintage Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial:
C&I:
Pass	$3,013,368	$1,717,361	$880,267	$536,461	$391,413	$302,893	$11,308,551	$67,968	$18,218,282
Criticized (accrual)	572	35,223	1,662	93,562	83,813	6,771	158,626	—	380,229
Criticized (nonaccrual)	2,922	4,733	26,810	1,640	9,525	6,526	88	—	52,244
Total C&I	3,016,862	1,757,317	908,739	631,663	484,751	316,190	11,467,265	67,968	18,650,755
Gross write-offs (1)	2,617	1,199	28,752	4,643	1,063	3,170	24	—	41,468
CRE:
Pass	2,615,789	1,562,420	2,015,433	3,188,363	1,708,927	3,607,918	78,712	47,512	14,825,074
Criticized (accrual)	30,275	29,807	116,862	134,018	48,569	183,937	—	—	543,468
Criticized (nonaccrual)	3,317	—	4,172	7,439	12,330	11,288	—	—	38,546
Subtotal CRE	2,649,381	1,592,227	2,136,467	3,329,820	1,769,826	3,803,143	78,712	47,512	15,407,088
Gross write-offs (1)	8,932	—	—	160	19	15,126	—	—	24,237
Multifamily residential:
Pass	895,323	338,209	478,782	1,138,693	663,916	1,547,124	32,207	3,820	5,098,074
Criticized (accrual)	—	—	—	5,175	—	8,787	—	—	13,962
Criticized (nonaccrual)	—	—	—	—	—	292	—	—	292
Subtotal multifamily residential	895,323	338,209	478,782	1,143,868	663,916	1,556,203	32,207	3,820	5,112,328
Gross write-offs (1)	—	—	—	—	—	8	—	—	8
Construction and land:
Pass	246,380	109,799	247,482	90,086	13,437	3,462	3,901	—	714,547
Criticized (nonaccrual)	—	8,897	—	18,913	—	—	—	—	27,810
Subtotal construction and land	246,380	118,696	247,482	108,999	13,437	3,462	3,901	—	742,357
Total CRE	3,791,084	2,049,132	2,862,731	4,582,687	2,447,179	5,362,808	114,820	51,332	21,261,773
Total CRE gross write-offs (1)	8,932	—	—	160	19	15,134	—	—	24,245
Total commercial	$6,807,946	$3,806,449	$3,771,470	$5,214,350	$2,931,930	$5,678,998	$11,582,085	$119,300	$39,912,528
Total commercial gross write-offs (1)	$11,549	$1,199	$28,752	$4,803	$1,082	$18,304	$24	$—	$65,713

	December 31, 2025
	Term Loans by Vintage Year
($ in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Consumer:
Residential mortgage:
SFR:
Pass (2)	$2,861,764	$1,837,821	$2,349,242	$2,808,694	$1,860,110	$3,228,996	$—	$—	$14,946,627
Criticized (accrual)	3,157	3,646	5,589	5,427	235	9,356	—	—	27,410
Criticized (nonaccrual) (2)	4,566	891	3,445	4,617	1,620	13,373	—	—	28,512
Subtotal SFR mortgage (3)	2,869,487	1,842,358	2,358,276	2,818,738	1,861,965	3,251,725	—	—	15,002,549
Gross write-offs(1)(4)	—	14	—	—	—	—	—	—	14
Home equity loans:
Pass	13,652	4,796	4,740	5,258	11,233	22,213	1,750,894	70,577	1,883,363
Criticized (accrual)	1,879	—	97	140	287	526	6,784	1,654	11,367
Criticized (nonaccrual)	1,288	13	379	2,610	1,232	7,033	—	4,612	17,167
Subtotal home equity loans	16,819	4,809	5,216	8,008	12,752	29,772	1,757,678	76,843	1,911,897
Gross write-offs (1)	—	—	—	—	—	—	—	6	6
Total residential mortgage	2,886,306	1,847,167	2,363,492	2,826,746	1,874,717	3,281,497	1,757,678	76,843	16,914,446
Total residential mortgage gross write-offs (1)	—	14	—	—	—	—	—	6	20
Other consumer:
Pass	25,146	—	—	4,635	129	5,570	15,576	—	51,056
Criticized (nonaccrual)	—	—	49	—	—	—	93	—	142
Total other consumer	25,146	—	49	4,635	129	5,570	15,669	—	51,198
Total consumer	$2,911,452	$1,847,167	$2,363,541	$2,831,381	$1,874,846	$3,287,067	$1,773,347	$76,843	$16,965,644
Total consumer gross write-offs (1)	$—	$14	$—	$—	$—	$—	$—	$6	$20
Total loans held-for-investment:
Pass	$9,671,422	$5,570,406	$5,975,946	$7,772,190	$4,649,165	$8,718,176	$13,189,841	$189,877	$55,737,023
Criticized (accrual)	35,883	68,676	124,210	238,322	132,904	209,377	165,410	1,654	976,436
Criticized (nonaccrual)	12,093	14,534	34,855	35,219	24,707	38,512	181	4,612	164,713
Total	$9,719,398	$5,653,616	$6,135,011	$8,045,731	$4,806,776	$8,966,065	$13,355,432	$196,143	$56,878,172
Total loans held-for-investment gross write-offs (1)	$11,549	$1,213	$28,752	$4,803	$1,082	$18,304	$24	$6	$65,733

(1)Excludes gross write-offs associated with loans sold or settled by the Company.
(2)Nonaccrual loans of $1 million with payments guaranteed by the Federal Housing Administration were classified as Pass as of both September 30, 2026 and December 31, 2025.
(3)BTHO loans represented 14%, 17%, 20%, 18% and 7% of total SFR loans originated in 2026, 2025, 2024, 2023 and 2022, respectively, as of September 30, 2026. BTHO loans originated prior to 2022 were immaterial as of September 30, 2026. As of December 31, 2025, BTHO loans represented 15%, 16%, 16%, 6% and 1% of total SFR loans originated in 2025, 2024, 2023, 2022 and 2021, respectively. There were no BTHO loans originated prior to 2021.
(4)Gross write-offs for the nine months ended September 30, 2026 and the year ended December 31, 2025 related entirely to SFR — Traditional loans.

Nonaccrual and Past Due Loans

Loans that are 90 or more days past due are generally placed on nonaccrual status unless the loan is well-collateralized and in the process of collection. Loans less than 90 days past due may also be placed on nonaccrual status when full collection of principal or interest is uncertain. The following tables present the aging analysis of loans held-for-investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$19,698,845	$32,187	$5,524	$37,711	$49,768	$19,786,324
CRE:
CRE	15,741,039	24,597	984	25,581	43,979	15,810,599
Multifamily residential	5,528,914	264	275	539	264	5,529,717
Construction and land	734,768	—	—	—	19,813	754,581
Total CRE	22,004,721	24,861	1,259	26,120	64,056	22,094,897
Total commercial	41,703,566	57,048	6,783	63,831	113,824	41,881,221
Consumer:
Residential mortgage:
SFR — Traditional	13,945,940	52,846	41,214	94,060	31,605	14,071,605
SFR — BTHO	1,611,984	15,925	2,554	18,479	5,997	1,636,460
Home equity loans	2,008,865	16,863	10,317	27,180	22,913	2,058,958
Total residential mortgage	17,566,789	85,634	54,085	139,719	60,515	17,767,023
Other consumer	60,519	1,912	26	1,938	16	62,473
Total consumer	17,627,308	87,546	54,111	141,657	60,531	17,829,496
Total	$59,330,874	$144,594	$60,894	$205,488	$174,355	$59,710,717

	December 31, 2025
($ in thousands)	Current Accruing Loans	Accruing Loans 30-59 Days Past Due	Accruing Loans 60-89 Days Past Due	Total Accruing Past Due Loans	Total Nonaccrual Loans	Total Loans
Commercial:
C&I	$18,572,467	$25,962	$82	$26,044	$52,244	$18,650,755
CRE:
CRE	15,354,548	10,525	3,469	13,994	38,546	15,407,088
Multifamily residential	5,110,783	1,253	—	1,253	292	5,112,328
Construction and land	714,547	—	—	—	27,810	742,357
Total CRE	21,179,878	11,778	3,469	15,247	66,648	21,261,773
Total commercial	39,752,345	37,740	3,551	41,291	118,892	39,912,528
Consumer:
Residential mortgage:
SFR — Traditional	13,606,733	34,282	24,268	58,550	26,742	13,692,025
SFR — BTHO	1,292,491	11,728	3,406	15,134	2,899	1,310,524
Home equity loans	1,860,080	23,328	11,322	34,650	17,167	1,911,897
Total residential mortgage	16,759,304	69,338	38,996	108,334	46,808	16,914,446
Other consumer	50,979	56	21	77	142	51,198
Total consumer	16,810,283	69,394	39,017	108,411	46,950	16,965,644
Total	$56,562,628	$107,134	$42,568	$149,702	$165,842	$56,878,172

The following table presents the amortized cost of nonaccrual loans with no related ALLL as of September 30, 2026 and December 31, 2025. Nonaccrual loans may have no related allowance for credit losses when the loans are adequately secured by collateral values and no credit loss is expected.

($ in thousands)	September 30, 2026	December 31, 2025
Commercial:
C&I	$15,698	$21,723
CRE	39,123	33,705
Construction and land	—	27,810
Total commercial	54,821	83,238
Consumer:
SFR — Traditional	11,517	6,095
Home equity loans	3,155	4,081
Total consumer	14,672	10,176
Total nonaccrual loans with no related ALLL	$69,493	$93,414

Foreclosed Assets

The Company acquires assets through loan restructurings, workouts, or foreclosures. Assets acquired may include real properties (e.g., real estate, land, and buildings) and commercial and personal properties. Foreclosed assets are recognized when the Company obtains control of the assets in satisfaction of a loan, such as through obtaining legal title or physical possession.

Foreclosed assets, consisting of OREO and other nonperforming assets, are included in Other assets on the Consolidated Balance Sheet. Foreclosed assets totaled $64 million as of September 30, 2026, compared with $21 million as of December 31, 2025. In accordance with the Consumer Financial Protection Bureau guidelines, the Company generally initiates foreclosure proceedings on consumer mortgage loans when a borrower becomes more than 120 days delinquent. The carrying value of the consumer real estate loans in active or suspended foreclosure process was $23 million and $16 million as of September 30, 2026 and December 31, 2025, respectively.

Loan Modifications to Borrowers Experiencing Financial Difficulty

As part of the Company’s loss mitigation efforts, the Company may modify the contractual terms of a loan to borrowers experiencing financial difficulty. Loan modifications are evaluated on a case-by-case basis and are intended to maximize collectability while addressing the borrower’s financial circumstances. In determining whether a borrower is experiencing financial difficulty, the Company considers various factors. For consumer loans, the primary factor is delinquency status. For commercial loans, factors include credit risk ratings, potential risk rating downgrades, and changes in the borrower’s overall credit risk profile. Modifications may include payment delays, interest rate reductions, term extensions, principal forgiveness, or a combination thereof. Commercial loan modifications that are insignificant, such as minor interest rate changes, short-term extensions of 90 days or less from the original maturity date, or temporary waivers or extensions of financial covenants that do not constitute material credit actions, generally do not indicate that the borrower is experiencing financial difficulty, and are excluded from the disclosure below. Insignificant payment delays of three months or less during the preceding 12 months are also excluded.

The following tables present the amortized cost of loans that were modified during the three and nine months ended September 30, 2026 and 2025, by loan class and type of modification:

	Three Months Ended September 30, 2026
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$98,465	$—	$—	$98,465	0.50%
CRE	4,269	—	26,086	30,355	0.19%
Construction and land	—	19,813	—	19,813	2.63%
Total commercial	102,734	19,813	26,086	148,633	0.35%
Consumer:
SFR	—	10,041	—	10,041	0.06%
Home equity loans	—	6,552	—	6,552	0.32%
Total consumer	—	16,593	—	16,593	0.09%
Total	$102,734	$36,406	$26,086	$165,226	0.28%

	Three Months Ended September 30, 2025
	Modification Type
			Combination
($ in thousands)	Term Extension	Payment Delay	Term Extension/Payment Delay	Rate Reduction/Term Extension	Rate Reduction/Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$27,141	$49,915	$—	$94	$—	$77,150	0.43%
CRE	65,118	—	—	—	—	65,118	0.43%
Total commercial	92,259	49,915	—	94	—	142,268	0.36%
Consumer:
SFR	—	14,351	1,632	—	—	15,983	0.11%
Home equity loans	—	4,294	286	—	747	5,327	0.29%
Total consumer	—	18,645	1,918	—	747	21,310	0.13%
Total	$92,259	$68,560	$1,918	$94	$747	$163,578	0.29%

	Nine Months Ended September 30, 2026
	Modification Type
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$176,097	$—	$9,731	$185,828	0.94%
CRE	16,230	—	26,086	42,316	0.27%
Construction and land	—	19,813	—	19,813	2.63%
Total commercial	192,327	19,813	35,817	247,957	0.59%
Consumer:
SFR	—	18,744	—	18,744	0.12%
Home equity loans	—	10,509	—	10,509	0.51%
Total consumer	—	29,253	—	29,253	0.16%
Total	$192,327	$49,066	$35,817	$277,210	0.46%

	Nine Months Ended September 30, 2025
	Modification Type
				Combination
($ in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Rate Reduction/Term Extension	Term Extension/Payment Delay	Rate Reduction/Payment Delay	Rate Reduction/ Term Extension/Payment Delay	Total	Modification as a % of Loan Class
Commercial:
C&I	$6,057	$76,716	$52,889	$94	$31,957	$19,576	$—	$187,289	1.04%
CRE	—	188,145	—	—	—	—	—	188,145	1.24%
Multifamily	—	276	—	—	—	—	—	276	0.01%
Construction and land	—	16,782	—	—	—	—	—	16,782	2.16%
Total commercial	6,057	281,919	52,889	94	31,957	19,576	—	392,492	1.01%
Consumer:
SFR	—	—	23,226	—	1,928	—	—	25,154	0.17%
Home equity loans	—	—	9,210	—	917	1,173	414	11,714	0.63%
Total consumer	—	—	32,436	—	2,845	1,173	414	36,868	0.22%
Total	$6,057	$281,919	$85,325	$94	$34,802	$20,749	$414	$429,360	0.77%

The following tables present the financial effects of the loan modifications for the three and nine months ended September 30, 2026 and 2025, by loan class and type of modification:

	Financial Effects of Loan Modifications for the Three Months Ended September 30,
	2026		2025
	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)
Commercial:
C&I	1.3	0.0	1.00%	1.3	0.7
CRE	1.0	0.3	—%	1.3	0.0
Construction and land	0.0	1.1	—%	0.0	0.0
Consumer:
Residential mortgage:
SFR	0.0	0.9	—%	17.5	4.6
Home equity loans	0.0	0.7	1.50%	20.0	6.6

	Financial Effects of Loan Modifications for the Nine Months Ended September 30,
	2026		2025
	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)	Weighted-average Interest Rate Reduction	Weighted-average Term Extension (in years)	Weighted-average Payment Delay (in years)
Commercial:
C&I	1.3	0.8	3.37%	1.1	0.8
CRE	1.1	0.3	—%	3.0	0.0
Multifamily	0.0	0.0	—%	10.0	0.0
Construction and land	0.0	1.1	—%	0.8	0.0
Consumer:
SFR	0.0	0.9	—%	16.3	3.6
Home equity loans	0.0	0.7	0.97%	15.3	6.8

A modified loan may subsequently become delinquent or default, generally defined as 90 days past due. The following tables present the amortized cost basis of modified loans that experienced a payment default within 12 months of the modification date during the three and nine months ended September 30, 2026 and 2025.

	Loans Modified that Subsequently Defaulted During the Three Months Ended September 30, 2026
($ in thousands)	Payment Delay	Combination: Term Extension/Payment Delay	Total
Consumer:
SFR	$3,785	$198	$3,983
Total consumer	3,785	198	3,983
Total	$3,785	$198	$3,983

	Loans Modified that Subsequently Defaulted During the Three Months Ended September 30, 2025
			Combination
($ in thousands)	Term Extension	Payment Delay	Rate Reduction/Payment Delay	Term Extension/Payment Delay	Total
Commercial:
C&I	$890	$3,089	$—	$—	$3,979
Total commercial	890	3,089	—	—	3,979
Consumer:
SFR	—	1,064	—	819	1,883
Home equity loans	—	418	747	202	1,367
Total consumer	—	1,482	747	1,021	3,250
Total	$890	$4,571	$747	$1,021	$7,229

	Loans Modified that Subsequently Defaulted During the Nine Months Ended September 30, 2026
($ in thousands)	Term Extension	Payment Delay	Combination: Term Extension/Payment Delay	Total
Commercial:
CRE	$1,774	$—	$—	$1,774
Total commercial	1,774	—	—	1,774
Consumer:
SFR	—	7,172	198	7,370
Home equity loans	—	1,412	—	1,412
Total consumer	—	8,584	198	8,782
Total	$1,774	$8,584	$198	$10,556

	Loans Modified that Subsequently Defaulted During the Nine Months Ended September 30, 2025
			Combination
($ in thousands)	Term Extension	Payment Delay	Rate Reduction/Payment Delay	Term Extension/Payment Delay	Total
Commercial:
C&I	$890	$7,554	$—	$—	$8,444
CRE	53,277	—	—	—	53,277
Total commercial	54,167	7,554	—	—	61,721
Consumer:
SFR	—	2,515	—	1,026	3,541
Home equity loans	—	4,675	747	488	5,910
Total consumer	—	7,190	747	1,514	9,451
Total	$54,167	$14,744	$747	$1,514	$71,172

The Company monitors the performance of loans modified for borrowers experiencing financial difficulty to evaluate the effectiveness of such modifications. The following tables present the payment performance of loans modified during the preceding 12 months as of September 30, 2026 and 2025:

	Payment Performance as of September 30, 2026
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$161,326	$19,627	$4,879	$185,832
CRE	40,557	983	1,774	43,314
Construction and land	—	—	19,813	19,813
Total commercial	201,883	20,610	26,466	248,959
Consumer:
SFR	16,803	4,392	4,512	25,707
Home equity loans	10,357	3,280	1,657	15,294
Total consumer	27,160	7,672	6,169	41,001
Total	$229,043	$28,282	$32,635	$289,960
Total nonaccrual loans included above	$405	$135	$32,635	$33,175

	Payment Performance as of September 30, 2025
($ in thousands)	Current	30 - 89 Days Past Due	90+ Days Past Due	Total
Commercial:
C&I	$217,395	$94	$890	$218,379
CRE	210,658	—	—	210,658
Multifamily residential	276	—	—	276
Construction and land	16,782	—	—	16,782
Total commercial	445,111	94	890	446,095
Consumer:
SFR	22,866	2,201	1,738	26,805
Home equity loans	9,533	1,594	1,842	12,969
Total consumer	32,399	3,795	3,580	39,774
Total	$477,510	$3,889	$4,470	$485,869
Total nonaccrual loans included above	$66,499	$—	$4,470	$70,969

As of September 30, 2026 and December 31, 2025, commitments to lend additional funds to borrowers with modified loans totaled $15 million and $14 million, respectively.

Allowance for Credit Losses

The Company maintains an allowance for credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The allowance for credit losses, which includes the ALLL and the allowance for unfunded credit commitments, reflects management’s best estimate of expected credit losses over the expected lives of the related exposures. The estimate is based on periodic evaluations of the loan portfolio, unfunded credit commitments and other relevant factors.

The allowance for credit losses is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost represents the outstanding principal balance, net of purchase premiums and discounts, deferred fees and costs, and escrow advances. Subsequent changes in expected credit losses are recognized in net income through Provision for credit losses.

The Company estimates expected credit losses by considering the risk characteristics of its portfolio segments. Exposures that share similar risk characteristics are collectively evaluated and include performing loans and unfunded credit commitments. Exposures that do not share similar risk characteristics with other exposures are generally evaluated on an individual basis.

ALLL for Collectively Evaluated Loans

The ALLL for collectively evaluated loans consists of a quantitative component that incorporates risk factors reflected in the Company’s credit loss models and a qualitative component that considers risk factors not fully captured by the models. These components are described below.

Quantitative Component — The Company applies quantitative methods to estimate ALLL by considering factors such as historical loss experience, the current portfolio credit quality, and reasonable and supportable forecasts of economic conditions over the expected lives of the loans. Forward-looking information is incorporated through macroeconomic scenarios that include variables considered to be key drivers of credit losses. The Company utilizes a probability-weighted, multiple-scenario forecast approach that may include a base scenario reflecting management's view of the most likely outcome, and downside and upside scenarios reflecting less or more favorable economic conditions. The quantitative models incorporate the probability-weighted macroeconomic scenarios over the reasonable and supportable forecast period. For periods beyond the reasonable and supportable forecast period, the Company reverts to historical loss experience or long-term macroeconomic trends, as applicable, for the remaining lives of the loans.

There were no changes to the Company’s reasonable and supportable forecast period or its method of reverting to historical loss experience during the three and nine months ended September 30, 2026 and 2025.

The following table presents the key credit risk characteristics and macroeconomic variables used in estimating the expected credit losses by loan portfolio segment:

Portfolio Segment	Risk Characteristics	Macroeconomic Variables
C&I	Risk rating, sector, loan origination size, loan age, delinquency status	Unemployment rate, gross domestic product (“GDP”), and U.S. Treasury rates
CRE, Multifamily residential, and Construction and land	Collateral value, property type, geographic location, loan age, delinquency status	Unemployment rate, GDP, and U.S. Treasury rates
SFR and Home equity loans	Collateral value, FICO score, geographic location, loan age, delinquency status	House Price Indices, unemployment rate, GDP
Other consumer	Loss rate approach	Immaterial — Macroeconomic variables are considered through the qualitative component.

Quantitative Component — ALLL for the Commercial Loan Portfolio

The Company uses a lifetime loss rate model to estimate expected credit losses over the life of a C&I loan. The estimated lifetime loss rate is applied to the amortized cost basis, excluding accrued interest receivable, to determine expected credit losses. The reasonable and supportable forecast period is eight quarters, after which the model immediately reverts to the historical average loss rate for the remaining life of the loan.

For CRE, multifamily residential, and construction and land loans, the Company estimates expected credit losses at the loan level by applying projected probabilities of default (“PDs”) and losses given default (“LGDs”) to the estimated exposure at default, considering the contractual terms and payment structures of the loans. The forecast of economic conditions reverts to long-run historical trends within the reasonable and supportable forecast period. Under both methodologies, contractual loan terms are adjusted for estimated prepayments based on historical experience.

Quantitative Component — ALLL for the Consumer Loan Portfolio

For SFR and home equity loans, projected PDs and LGDs are applied to estimated exposure at default, considering the contractual terms and payment structure of the loans, to estimate expected credit losses at the loan level. Forecasted economic conditions revert to long-run historical trends after the reasonable and supportable forecast period. To estimate the life of a loan for the SFR and home equity loan portfolios, contractual loan terms are adjusted for estimated prepayments based on historical experience. For other consumer loans, expected credit losses are estimated using a loss rate approach.

Qualitative Component — The Company considers qualitative factors in determining the allowance for collectively evaluated loans to address risks not fully captured by the quantitative models. Such qualitative factors may include, but are not limited to:
•loan growth trends;
•the volume and severity of past due, criticized, or adversely classified financial assets;
•changes in lending policies and procedures, including lending strategies, underwriting standards, collection, write-off and recovery practices;
•knowledge of a borrower’s operations;
•the quality of the Company’s credit review system;
•the experience, ability and depth of the Company’s management and associates;
•external factors including changes in the regulatory and legal environments and technology;
•actual and expected changes in international, national, regional, and local economic and business conditions in which the Company operates; and
•risks associated with certain industry sectors that are not fully captured by the quantitative models.

The impact of qualitative factors on the allowance for credit losses varies from period to period based on management’s assessment of changes in these factors and the extent to which such changes are captured by the quantitative models.

The estimation of expected credit losses is inherently uncertain and may be affected by uncertainty associated with, but not limited to, limitations in available information and differences between expected and actual outcomes. The Company may establish additional qualitative allowance for such risks.

ALLL for Individually Evaluated Loans

When a loan no longer shares similar risk characteristics with other loans, such as certain nonaccrual loans, the Company evaluates the loan individually for expected credit losses. For individually evaluated loans, the ALLL is measured using one of the following methods, as applicable: (1) the fair value of collateral less estimated costs to sell; (2) the present value of expected future cash flows; or (3) the loan's observable market price. For collateral-dependent loans, the Company generally measures the ALLL based on the fair value of the collateral less estimated costs to sell. For loans that are not collateral dependent, the ALLL is generally measured using the present value of expected future cash flows or the loan’s observable market price.

•Collateral-Dependent Loans — The ALLL is measured as the amount by which the loan’s amortized cost basis exceeds the fair value of the underlying collateral, less estimated costs to sell, when applicable. Collateral-dependent commercial and consumer loans totaled $65 million and $15 million, respectively, as of September 30, 2026, compared with $69 million and $10 million, respectively, as of December 31, 2025. The Company's collateral-dependent loans were secured by real estate. As of both September 30, 2026 and December 31, 2025, the fair value of the collateral securing the majority of these loans, net of estimated costs to sell, exceeded the loans’ amortized cost basis.

The following tables summarize activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30, 2026
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR — BTHO	Home Equity Loans	Other Consumer	Total
ALLL, beginning of period		$481,087	$231,351	$40,340	$19,968	$18,826	$42,422	$6,560	$1,502	$842,056
Provision for (reversal of) credit losses on loans	(a)	28,596	6,314	5,164	(1,862)	1,277	4,573	(282)	107	43,887
Gross charge-offs		(27,663)	(2,145)	—	—	—	—	—	(55)	(29,863)
Gross recoveries		8,183	2	111	—	3	—	3	1	8,303
Total net (charge-offs) recoveries		(19,480)	(2,143)	111	—	3	—	3	(54)	(21,560)
Foreign currency translation adjustment		248	—	—	—	—	—	—	—	248
ALLL, end of period		$490,451	$235,522	$45,615	$18,106	$20,106	$46,995	$6,281	$1,555	$864,631

		Three Months Ended September 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR — BTHO	Home Equity Loans	Other Consumer	Total
ALLL, beginning of period		$442,291	$212,618	$29,073	$17,856	$18,711	$33,286	$5,256	$1,325	$760,416
Allowance recognized on purchased credit-deteriorated (“PCD”) loans		18,175	—	—	—	—	—	—	—	18,175
(Reversal of) provision for credit losses on loans	(a)	(992)	14,552	6,101	671	3,801	5,072	854	(143)	29,916
Gross charge-offs		(25,325)	(5)	—	—	—	—	—	(73)	(25,403)
Gross recoveries		7,236	2	13	3	6	—	3	—	7,263
Total net (charge-offs) recoveries		(18,089)	(3)	13	3	6	—	3	(73)	(18,140)
Foreign currency translation adjustment		153	—	—	—	—	—	—	—	153
ALLL, end of period		$441,538	$227,167	$35,187	$18,530	$22,518	$38,358	$6,113	$1,109	$790,520

		Nine Months Ended September 30, 2026
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR — BTHO	Home Equity Loans	Other Consumer	Total
ALLL, beginning of period		$475,613	$221,494	$36,555	$15,468	$19,040	$34,423	$5,804	$1,376	$809,773
Provision for credit losses on loans	(a)	65,416	22,619	8,926	3,530	1,070	12,572	480	72	114,685
Gross charge-offs		(68,008)	(10,298)	—	(894)	(152)	—	(11)	(148)	(79,511)
Gross recoveries		16,495	1,707	134	2	148	—	8	255	18,749
Total net (charge-offs) recoveries		(51,513)	(8,591)	134	(892)	(4)	—	(3)	107	(60,762)
Foreign currency translation adjustment		935	—	—	—	—	—	—	—	935
ALLL, end of period		$490,451	$235,522	$45,615	$18,106	$20,106	$46,995	$6,281	$1,555	$864,631

		Nine Months Ended September 30, 2025
		Commercial				Consumer
			CRE			Residential Mortgage
($ in thousands)		C&I	CRE	Multifamily Residential	Construction and Land	SFR — Traditional	SFR — BTHO	Home Equity Loans	Other Consumer	Total
ALLL, beginning of period		$384,319	$218,677	$32,117	$17,497	$19,413	$25,403	$3,132	$1,494	$702,052
Allowance recognized on PCD loans		18,175	—	—	—	—	—	—	—	18,175
Provision for (reversal of) credit losses on loans	(a)	62,973	30,664	3,028	3,020	3,054	12,955	2,962	(522)	118,134
Gross charge-offs		(34,464)	(22,248)	(7)	(1,996)	(9)	—	—	(126)	(58,850)
Gross recoveries		10,304	74	49	9	60	—	19	263	10,778
Total net (charge-offs) recoveries		(24,160)	(22,174)	42	(1,987)	51	—	19	137	(48,072)
Foreign currency translation adjustment		231	—	—	—	—	—	—	—	231
ALLL, end of period		$441,538	$227,167	$35,187	$18,530	$22,518	$38,358	$6,113	$1,109	$790,520

In addition to the ALLL, the Company maintains an allowance for expected credit losses on unfunded credit commitments, including (1) recourse obligations for loans sold, (2) letters of credit, and (3) unfunded lending commitments. The allowance for unfunded credit commitments reflects management’s estimate of expected credit losses associated with these exposures. See Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q for additional information related to unfunded credit commitments. The following table presents the activity in the allowance for unfunded credit commitments for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2026	2025	2026	2025
Unfunded credit facilities
Allowance for unfunded credit commitments, beginning of period		$47,077	$45,307	$48,690	$39,526
Provision for (reversal of) credit losses on unfunded credit commitments	(b)	1,113	3,084	(493)	8,866
Foreign currency translation adjustments		(3)	(1)	(10)	(2)
Allowance for unfunded credit commitments, end of period		$48,187	$48,390	$48,187	$48,390
Provision for credit losses on loans, leases and unfunded credit commitments	(a) + (b)	$45,000	$33,000	$114,192	$127,000

The allowance for credit losses on loans, leases and unfunded credit commitments was $913 million as of September 30, 2026, an increase of $55 million from $858 million as of December 31, 2025. The increase primarily reflected net loan growth, changes in the qualitative risk assessment, and an economic outlook that continued to reflect uncertainty related to inflation, the high interest rate environment, and rising oil prices.

The Company considers multiple economic scenarios to develop the ALLL, including baseline, downside and upside scenarios. The weighting assigned to each scenario as of September 30, 2026 was unchanged from December 31, 2025. Compared with the December 2025 forecast, the September 2026 baseline forecast reflected minor improvements in GDP growth and unemployment rate for 2026 and 2027. The downside scenario assumed a recession beginning in the fourth quarter of 2026, reflecting elevated oil prices, rising inflation, tariffs, deportations, and continued elevated interest rates. The upside scenario assumed a more favorable economic outlook, including faster resolution of global conflicts, stronger economic growth, stable financial markets, and full employment being realized in the fourth quarter of 2026.

Loan Transfers, Sales and Purchases

The Company’s lending activities primarily consist of directly originated loans. The Company also purchases loans from and participates in loans originated by other financial institutions. In the ordinary course of business, the Company also sells participations in commercial loans it originates to other financial institutions. Purchased loans may subsequently be transferred from held-for-investment to held-for-sale, with any related adjustments to ALLL recognized as appropriate.

The following tables present the carrying value of loans transferred, sold and purchased during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial					Consumer
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$42,745		$11,742	$—	$—	$—	$54,487
Sales (2)(3)	$39,970		$11,742	$—	$—	$754	$52,466
Purchases	$205,644	(4)	$—	$—	$—	$127,318	$332,962

	Three Months Ended September 30, 2025
	Commercial					Consumer
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR	Total
Loans transferred from held-for-investment to held-for-sale (1)	$134,916		$—	$—	$—	$—	$134,916
Sales (2)(3)	$127,489		$—	$—	$—	$—	$127,489
Purchases	$34,677	(4)	$—	$—	$—	$121,968	$156,645

	Nine Months Ended September 30, 2026
	Commercial					Consumer	Total
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR
Loans transferred from held-for-investment to held-for-sale (1)	$252,128		$11,742	$9,959	$—	$5,345	$279,174
Loans transferred from held-for-sale to held-for-investment	$—		$—	$—	$—	$3,497	$3,497
Sales (2)(3)	$252,608		$11,742	$9,959	$—	$4,958	$279,267
Purchases	$363,739	(4)	$—	$—	$—	$394,954	$758,693

Refer to table footnotes on the following page.

	Nine Months Ended September 30, 2025
	Commercial					Consumer	Total
			CRE			Residential Mortgage
($ in thousands)	C&I		CRE	Multifamily Residential	Construction and Land	SFR
Loans transferred from held-for-investment to held-for-sale (1)	$240,613		$20,338	$—	$9,500	$—	$270,451
Sales (2)(3)	$224,186		$20,338	$—	$11,316	$396	$256,236
Purchases	$339,321	(4)	$—	$—	$—	$372,379	$711,700

(1)There were no write-downs to ALLL related to loans transferred from held-for-investment to held-for-sale during the three months ended September 30, 2026 and 2025. Write-downs to ALLL related to such transfers were $5 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes originated loans sold of $46 million and $206 million for the three and nine months ended September 30, 2026, respectively, and $37 million and $159 million for the three and nine months ended September 30, 2025, respectively. Originated loans sold primarily consisted of C&I loans for each period presented.
(3)Includes purchased loans sold in the secondary market of $6 million and $73 million for the three and nine months ended September 30, 2026, respectively, and $90 million and $97 million for the three and nine months ended September 30, 2025, respectively.
(4)C&I loan purchases consisted of syndicated C&I term loans.

Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net

The Company invests in affordable housing partnerships and other tax credit and CRA investments that qualify for CRA consideration or generate tax credits. The majority of these investments are variable interest entities in which the Company is a limited partner, and an unrelated third party serves as general partner or managing member with the power to direct the activities that most significantly impact the entity’s economic performance. Accordingly, the Company does not consolidate these investments, including certain investments in which its ownership interest exceeds 50%. The Company’s maximum exposure to loss generally consists of the unamortized investment balance and any tax credits previously claimed that may be subject to recapture.

The Company elects to account for qualifying tax credit investments using the proportional amortization method (“PAM”) on a program-by-program basis when the applicable criteria are met. For additional information regarding the Company’s PAM accounting policies, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Income Taxes to the Consolidated Financial Statements in the Company’s 2025 Form 10-K. For information regarding the impairment evaluation and monitoring process of tax credit investments, see Note 2 — Fair Value Measurement and Fair Value of Financial Instruments — Affordable Housing Partnership, Tax Credit and CRA Investments, Net to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following table presents the Company’s net investments in, and unfunded commitments related to, the Company’s affordable housing partnership, tax credit, and CRA investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in thousands)	Assets		Liabilities - Unfunded Commitments (1)	Assets		Liabilities - Unfunded Commitments (1)
PAM:
Affordable housing partnership investments	$458,337		$115,131	$483,021		$172,343
Tax credit and CRA investments	108,366		31,986	140,723		43,878
Equity method of accounting and other:
Tax credit and CRA investments	318,640	(2)	90,389	345,748	(2)	121,275
Total	$885,343		$237,506	$969,492		$337,496

(1)Included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.
(2)Includes $37 million of equity securities without readily determinable fair values as of both September 30, 2026 and December 31, 2025.

The following table presents tax credits and other tax benefits recognized and amortization expense related to the Company’s affordable housing partnership, tax credit and CRA investments for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Tax credits and benefits (1):
PAM:
Affordable housing partnership investments	$21,403	$19,493	$61,449	$60,101
Tax credit and CRA investments	12,437	30,780	57,834	88,527
Equity method of accounting and other:
Tax credit and CRA investments	18,826	23,810	62,480	60,911
Total tax credits and benefits	$52,666	$74,083	$181,763	$209,539

Amortization (2):
PAM (3):
Affordable housing partnership investments	$14,625	$15,276	$43,565	$46,110
Tax credit and CRA investments	12,919	22,126	57,299	67,296
Equity method of accounting and other:
Tax credit and CRA investments (4)	23,731	15,693	68,511	57,671
Total amortization	$51,275	$53,095	$169,375	$171,077

(1)Included in Income tax expense on the Consolidated Statement of Income.
(2)Amortization of affordable housing partnership, tax credit and CRA investments is included in Depreciation, amortization and accretion, net on the Consolidated Statement of Cash Flows.
(3)For affordable housing partnership, tax credit and CRA investments accounted for under PAM, amortization is included in Income tax expense on the Consolidated Statement of Income.
(4)For tax credit and CRA investments not accounted for under PAM, amortization is included in Amortization of tax credit and CRA investments within Noninterest expense on the Consolidated Statement of Income.

The Company also held equity securities without readily determinable fair values totaling $118 million as of September 30, 2026 and $117 million as of December 31, 2025, which were included in Other assets on the Consolidated Balance Sheet.

Note 8 — Federal Home Loan Bank Advances and Long-Term Debt

The following table presents details of the Company’s FHLB advances and long-term debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in thousands)	Interest Rates	Maturity Dates	Amount	Amount
Parent company
Junior subordinated debt — floating (1)	5.71%	12/15/2035	$32,565	$32,320
Bank
FHLB advances (2):
Floating (3)	4.03% — 4.10%	2026 — 2027	$2,700,000	$2,000,000
Fixed	3.87% — 3.94%	2026	300,000	750,000
Overnight	N/A	N/A	—	250,000
Total FHLB advances			$3,000,000	$3,000,000

N/A — Not applicable.
(1)The junior subordinated debt was issued by MCBI Statutory Trust I and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus a spread. The contractual interest rates were 5.71% and 5.53% as of September 30, 2026 and December 31, 2025, respectively. For additional information, see Note 10 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.
(2)The weighted-average interest rates on FHLB advances were 4.05% and 3.94% as of September 30, 2026 and December 31, 2025, respectively.
(3)Floating FHLB advances bear interest at SOFR plus a spread.

As of September 30, 2026, the Bank had $12.6 billion of available borrowing capacity from the FHLB secured by pledged loans, net of outstanding FHLB advances and standby letters of credit (“SBLCs”). All outstanding FHLB advances as of September 30, 2026 were secured by real estate loans.

Note 9 — Commitments and Contingencies

Commitments to Extend Credit — In the ordinary course of business, the Company enters into loan commitments and issues commercial letters of credit and SBLCs to customers on predetermined terms. These commitments represent off-balance sheet arrangements and are not recorded in the accompanying Consolidated Balance Sheet until funded or otherwise required to be recognized.

The following table presents the Company’s credit-related commitments by contractual expiration period as of September 30, 2026 and December 31, 2025:

	September 30, 2026					December 31, 2025
($ in thousands)	Expire in One Year or Less	Expire After One Year through Three Years	Expire After Three Years through Five Years	Expire After Five Years	Total	Total
Loan commitments	$4,938,077	$4,026,852	$1,020,476	$137,513	$10,122,918	$9,623,963
Commercial letters of credit and SBLCs	1,521,516	516,932	129,985	826,428	2,994,861	2,956,290
Total	$6,459,593	$4,543,784	$1,150,461	$963,941	$13,117,779	$12,580,253

Loan commitments are agreements to extend credit to customers, subject to conditions specified in the agreements. These commitments generally have fixed expiration dates or other termination provisions and may require commitment fees. Because many commitments are expected to expire without being drawn, the total commitment amounts do not necessarily represent future funding requirements.

Commercial letters of credit facilitate domestic and foreign trade transactions, while SBLCs generally represent contingent obligations of the Company in the event a customer fails to perform under a contract with a third party. Because many SBLCs expire without being funded, the contractual amounts do not necessarily represent future funding requirements. The Company may obtain collateral to support these obligations and monitors the creditworthiness of its customers. Customers are obligated to reimburse the Company for payments made on their behalf. If a customer fails to reimburse the Company, the Company may, as applicable, liquidate the collateral or offset amounts against the customer’s existing accounts. As of September 30, 2026, letters of credit totaled $3.0 billion, including $2.9 billion of SBLCs and $67 million of commercial letters of credit, compared with $3.0 billion as of December 31, 2025, including $2.9 billion of SBLCs and $31 million of commercial letters of credit. As of both September 30, 2026 and December 31, 2025, substantially all letters of credit were graded Pass under the Bank’s internal credit risk rating system.

The Company applies its credit underwriting criteria when extending loans, commitments and conditional obligations to customers. Based on management’s assessment of a customer’s credit risk, the Company may obtain collateral or financial guarantees, including cash, accounts receivable, inventory, personal property, plant and equipment, and real estate.

The allowance for unfunded credit commitments, which represents the Company’s estimate of expected credit losses associated with these commitments, was $48 million and $49 million as of September 30, 2026 and December 31, 2025, respectively. For additional information on the allowance for unfunded credit commitments, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Guarantees — The Company occasionally sells or securitizes single-family and multifamily residential loans with recourse in the ordinary course of business. Under these agreements, the Company is obligated to repurchase loans, up to the applicable recourse amount, upon borrower default. The Company’s maximum potential future payments under these recourse arrangements were $17 million and $18 million as of September 30, 2026 and December 31, 2025, respectively. The Company has historically incurred minimal losses on single-family and multifamily residential loans sold or securitized with recourse and maintained an immaterial recourse reserve as of both September 30, 2026 and December 31, 2025.

Litigation — The Company is a party to various legal actions arising in the ordinary course of its business. In accordance with ASC 450, Contingencies, the Company accrues a liability when a loss contingency is probable and reasonably estimable. The Company estimates loss contingencies based on currently available information, including the status of legal proceedings, advice from legal counsel and available insurance coverage. Due to the inherent uncertainty of legal proceedings, actual losses may differ from amounts accrued and could exceed such amounts.

While it is impossible to ascertain the ultimate resolution or range of financial liability, based on information known to the Company as of September 30, 2026, the Company does not believe that any pending legal proceedings, individually or in the aggregate, would reasonably be expected to have a material adverse effect on the Company’s financial condition. However, the ultimate resolution of legal proceedings is inherently uncertain, and losses in excess of amounts accrued may occur. The outcome of a particular matter, or a combination of matters, could be material to the Company’s financial condition and results of operations for a particular period, depending on the nature and magnitude of the loss.

Note 10 — Stock Compensation Plans

Pursuant to the Company’s 2021 Stock Incentive Plan, as amended, the Company may issue stock, stock options, restricted stock, RSUs including performance-based RSUs, stock purchase warrants, stock appreciation rights, phantom stock and dividend equivalents to eligible employees, non-employee directors, consultants, and other service providers of East West and its subsidiaries. RSUs represent the Company’s primary form of stock-based incentive awards. There were no outstanding awards other than RSUs as of both September 30, 2026 and December 31, 2025.

Total stock compensation expense associated with the Company’s various employee stock compensation plans was $16 million and $52 million for the three and nine months ended September 30, 2026, respectively, compared with $36 million and $63 million for the three and nine months ended September 30, 2025, respectively.

Restricted Stock Units — RSUs are granted under the Company’s long-term incentive plan at no cost to the recipient and generally cliff vest after three years of continued employment. Upon vesting, RSUs are settled in shares of the Company’s common stock, and accrued dividends are paid. Certain RSUs are subject only to time-based vesting conditions, while performance-based RSUs are subject to specified performance criteria. Performance-based RSUs are granted annually upon approval by the Company’s Compensation and Management Development Committee based on performance in the year preceding the grant date. The number of performance-based RSUs that ultimately vest may range from 0% to a maximum of 200% of the target award, based on the Company’s achievement of specified performance criteria over a three-year performance period. For information regarding the Company’s accounting for stock-based compensation plans, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Stock-Based Compensation to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

The following table summarizes activity in the Company’s time- and performance-based RSUs that were settled in shares for the nine months ended September 30, 2026. Performance-based RSUs are presented at the target award level, assuming 100% of the applicable performance criteria.

	Time-Based RSUs		Performance-Based RSUs
	Shares	Weighted-average Grant Date Fair Value	Shares	Weighted-average Grant Date Fair Value
Outstanding, January 1, 2026	1,352,024	$81.51	282,729	$83.87
Granted	465,939	111.76	114,482	113.88
Vested	(424,166)	73.76	(96,271)	79.93
Forfeited	(62,616)	95.93	—	—
Outstanding, September 30, 2026	1,331,181	$93.89	300,940	$96.55

As of September 30, 2026, unrecognized compensation costs related to unvested time-based RSUs and performance-based RSUs were $44 million and $9 million, respectively, and are expected to be recognized over weighted-average periods of 1.9 years and 2.1 years, respectively.

Note 11 — Stockholders’ Equity and Earnings Per Share

The following table presents the calculation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025. For additional information regarding the calculation of EPS, see Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Earnings Per Share to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ and shares in thousands, except per share data)	2026		2025	2026		2025
Basic:
Net income	$382,196		$368,394	$1,103,692		$968,917
Basic weighted-average number of shares outstanding	137,471	(1)	137,676	137,662	(1)	137,897
Basic EPS	$2.78		$2.68	$8.02		$7.03
Diluted:
Net income	$382,196		$368,394	$1,103,692		$968,917
Less: Fair value changes of liability-classified equity contracts, net of tax (2)	(454)		—	—		—
Net income, diluted	$381,742		$368,394	$1,103,692		$968,917
Basic weighted-average number of shares outstanding	137,471	(1)	137,676	137,662	(1)	137,897
Add: Dilutive effect of unvested RSUs	990		1,266	850		1,193
Diluted weighted-average number of shares outstanding	138,461		138,942	138,512		139,090
Diluted EPS	$2.76		$2.65	$7.97		$6.97

(1)Includes awards held by retirement-eligible employees.
(2)Reflects the application of a 28.02% blended statutory tax rate for the three months ended September 30, 2026.

Approximately two thousand and 84 thousand weighted-average shares underlying anti-dilutive RSUs were excluded from the diluted EPS computations for the three and nine months ended September 30, 2026, respectively, compared with two thousand and nine thousand for the three and nine months ended September 30, 2025, respectively.

Stock Repurchase Program — On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common stock. The Company did not repurchase any shares during the three months ended September 30, 2026 and repurchased $99 million of common stock during the nine months ended September 30, 2026. In comparison, the Company repurchased $26 million and $114 million of common stock for the three and nine months ended September 30, 2025, respectively.

Note 12 — Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in the components of AOCI for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, July 1, 2025	$(466,566)	$28,622	$(24,436)	$(462,380)
Net unrealized gains (losses) arising during the period	76,760	(2,355)	2,074	76,479
Amounts reclassified from AOCI	6,187	4,157	—	10,344
Changes, net of tax	82,947	1,802	2,074	86,823
Balance, September 30, 2025	$(383,619)	$30,424	$(22,362)	$(375,557)
Balance, July 1, 2026	$(396,324)	$(4,637)	$(12,825)	$(413,786)
Net unrealized (losses) gains arising during the period	(458,697)	(37,792)	2,552	(493,937)
Amounts reclassified from AOCI	2,322	(294)	—	2,028
Changes, net of tax	(456,375)	(38,086)	2,552	(491,909)
Balance, September 30, 2026	$(852,699)	$(42,723)	$(10,273)	$(905,695)

($ in thousands)	Debt Securities (1)	Cash Flow Hedges	Foreign Currency Translation Adjustments (2)	Total
Balance, January 1, 2025	$(542,152)	$(20,787)	$(22,321)	$(585,260)
Net unrealized gains (losses) arising during the period	149,063	38,015	(41)	187,037
Amounts reclassified from AOCI	9,470	13,196	—	22,666
Changes, net of tax	158,533	51,211	(41)	209,703
Balance, September 30, 2025	$(383,619)	$30,424	$(22,362)	$(375,557)
Balance, January 1, 2026	$(353,232)	$28,209	$(20,587)	$(345,610)
Net unrealized (losses) gains arising during the period	(504,221)	(69,694)	10,314	(563,601)
Amounts reclassified from AOCI	4,754	(1,238)	—	3,516
Changes, net of tax	(499,467)	(70,932)	10,314	(560,085)
Balance, September 30, 2026	$(852,699)	$(42,723)	$(10,273)	$(905,695)

(1)Includes after-tax unamortized losses on AFS debt securities transferred to HTM in 2022.
(2)Represents foreign currency translation adjustments associated with the Company’s net investment in non-U.S. operations.

The following tables present the components of other comprehensive income (loss), reclassifications to net income and the related tax effects for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(651,223)	$192,526	$(458,697)	$98,241	$(21,481)	$76,760
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(290)	86	(204)	2,943	(858)	2,085
Amortization of unrealized losses on transferred securities (2)	3,587	(1,061)	2,526	3,785	317	4,102
Net change	(647,926)	191,551	(456,375)	104,969	(22,022)	82,947
Cash flow hedges:
Net unrealized losses arising during the period	(53,656)	15,864	(37,792)	(2,658)	303	(2,355)
Net realized (gains) losses reclassified into net income (3)	(417)	123	(294)	6,001	(1,844)	4,157
Net change	(54,073)	15,987	(38,086)	3,343	(1,541)	1,802
Foreign currency translation adjustments, net of hedges:
Net unrealized gains arising during the period	2,552	—	2,552	2,208	(134)	2,074
Net change	2,552	—	2,552	2,208	(134)	2,074
Other comprehensive (loss) income	$(699,447)	$207,538	$(491,909)	$110,520	$(23,697)	$86,823

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
Debt securities:
Net unrealized (losses) gains arising during the period	$(715,835)	$211,614	$(504,221)	$211,737	$(62,674)	$149,063
Reclassification adjustments:
Net realized (gains) losses on AFS debt securities reclassified into net income (1)	(4,029)	1,191	(2,838)	2,066	(611)	1,455
Amortization of unrealized losses on transferred securities (2)	10,779	(3,187)	7,592	11,379	(3,364)	8,015
Net change	(709,085)	209,618	(499,467)	225,182	(66,649)	158,533
Cash flow hedges:
Net unrealized (losses) gains arising during the period	(98,946)	29,252	(69,694)	53,536	(15,521)	38,015
Net realized (gains) losses reclassified into net income (3)	(1,758)	520	(1,238)	18,584	(5,388)	13,196
Net change	(100,704)	29,772	(70,932)	72,120	(20,909)	51,211
Foreign currency translation adjustments, net of hedges:
Net unrealized gains (losses) arising during the period	10,314	—	10,314	(134)	93	(41)
Net change	10,314	—	10,314	(134)	93	(41)
Other comprehensive (loss) income	$(799,475)	$239,390	$(560,085)	$297,168	$(87,465)	$209,703

(1)Pre-tax amounts were reported in Net gains on AFS debt securities and Provision for credit losses on the Consolidated Statement of Income. See Note 4 — Securities — Realized Gains and Credit (Losses) Reversals for further details.
(2)Represents unrealized losses amortized over the remaining lives of securities that were transferred from the AFS to HTM portfolio in 2022.
(3)Pre-tax amounts related to cash flow hedges on floating-rate loans were reported in Interest and dividend income on the Consolidated Statement of Income.

Note 13 — Business Segments

The Company manages its operations through three reportable operating segments: Consumer and Business Banking, Commercial Banking, and Treasury and Other. These segments are defined based on the customers served, products and services offered and distribution channels. The Company’s chief operating decision maker (“CODM”), the Chairman and Chief Executive Officer, regularly reviews segment operating results, including segment net income and comparisons of actual results to forecasts, to assess performance and allocate resources. Segment results are derived from the Company’s internal management reporting process and include allocations of certain balance sheet and income statement items. Segment results may not necessarily be indicative of the results that would have been achieved had the segments operated as independent entities.

The Consumer and Business Banking segment provides financial products and services primarily to consumer and commercial customers through the Company’s domestic branch network and digital banking platforms. Products and services include consumer and commercial deposits, residential mortgage and home equity loans, commercial loans to small- and medium-sized businesses, wealth management, private banking, treasury management, foreign exchange and interest rate risk hedging solutions.

The Commercial Banking segment, which includes the Company's international branch activities, provides commercial lending, deposit, and other financial services. Lending products include CRE, construction, and commercial business loans, working capital lines of credit, trade finance, letters of credit, affordable housing and asset-based lending, asset-backed finance, project and equipment financing, and loan syndications. Other financial services include treasury management, foreign exchange, and interest rate and commodity risk hedging solutions.

The Treasury and Other segment includes corporate treasury, credit risk management, tax credit investment activities, net funds transfer pricing (“FTP”), inter-segment eliminations, and centrally managed corporate functions and shared services, including risk management, accounting, audit, executive office, corporate communications, human resources, marketing, properties and technology. The segment includes the centralized management of the Company’s funding, liquidity, credit and capital. Shared service costs are allocated to Consumer and Business Banking and Commercial Banking, while certain corporate administrative expenses and amortization of tax credit and CRA investments are generally retained within Treasury and Other. Income tax expense is allocated to the Consumer and Business Banking and Commercial Banking segments based on statutory tax rates applied to each segment’s income before income taxes. Income tax expense or benefit in Treasury and Other represents the residual tax effect after these allocations and includes the impact of the Company’s tax credit investment activities.

The Company uses an internal reporting framework that includes an FTP process and other allocation methodologies. The FTP process allocates funding charges to loans and provides FTP credits for deposits based on internally established FTP rates that consider relevant pricing, maturity, funding characteristics and other factors. The net difference between aggregate FTP charges and credits is reflected in net interest income within Treasury and Other. FTP assumptions and methodologies are reviewed periodically and updated, as appropriate, to reflect changes in funding characteristics, market conditions and management’s assessment of the relative funding value of assets and liabilities.

Segment net interest income reflects interest earned on segment assets less interest incurred on segment liabilities, adjusted for FTP charges and credits. Noninterest income and noninterest expense directly attributable to a business segment are assigned to that segment. Provision for credit losses is allocated to Consumer and Business Banking and Commercial Banking based on segment loan balances and management’s credit risk assumptions, with the difference between these allocations and the Company’s consolidated provision for credit losses reflected in Treasury and Other. Shared service costs incurred within Treasury and Other are allocated to the Consumer and Business Banking and Commercial Banking segments using estimated usage factors, including full-time equivalent employees, net interest income, and loan and deposit balances. Amortization of tax credit and CRA investments and certain corporate administrative expenses outside of shared services are generally retained within Treasury and Other.

During the third quarter of 2026, the Company revised certain methodologies used to measure segment performance. The Company revised its FTP methodology for insured deposits and deposits other than certificates of deposit to provide additional FTP credits reflecting their relative funding characteristics and value. The Company also removed the credit risk component from loan FTP charges and revised its provision allocation methodology to reflect credit risk through the provision for credit losses allocated to Consumer and Business Banking and Commercial Banking. Under the revised methodology, these provisions are based on segment loan balances and management’s credit risk assumptions and do not necessarily represent each segment’s proportionate share of the Company’s consolidated provision for credit losses. The difference between the provisions allocated to Consumer and Business Banking and Commercial Banking and the Company’s consolidated provision for credit losses is reflected in Treasury and Other. Accordingly, the provision or reversal in Treasury and Other does not necessarily reflect credit activity associated with loans attributed to that segment.

For the three months ended September 30, 2026, the revised methodologies increased net interest income allocated to Consumer and Business Banking and Commercial Banking by approximately $34 million and $86 million, respectively, with a corresponding $120 million decrease in Treasury and Other. Provision for credit losses allocated to Consumer and Business Banking and Commercial Banking increased by approximately $7 million and $42 million, respectively, with a corresponding $49 million reversal of credit losses allocated to Treasury and Other. As a result, segment net income increased by approximately $20 million and $31 million for Consumer and Business Banking and Commercial Banking, respectively, and decreased by approximately $51 million for Treasury and Other. These changes reflect revisions to the Company’s internal allocation methodologies and do not, by themselves, indicate changes in the underlying credit performance of the respective segments. Because the revised methodologies were applied beginning in the third quarter of 2026, the effects for the nine months ended September 30, 2026 are the same as those for the three months ended September 30, 2026.

The revised methodologies affected the allocation of net interest income, provision for credit losses and related income tax expense among the Company’s reportable segments but had no effect on the Company’s consolidated results. The revisions changed the basis used to measure segment performance and affect comparability with prior periods but did not change the Company’s reportable segments or segment net income as the measure of segment performance reviewed by the CODM. Prior-period segment information has not been recast to reflect the revised measurement methodologies.

The following tables present the operating results and other key financial measures for the Company’s reportable operating segments as of and for the three and nine months ended September 30, 2026 and 2025:

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Three Months Ended September 30, 2026
Net interest income before provision for (reversal of) credit losses	$320,760	$344,147	$53,989	(1)	$718,896
Noninterest income	35,095	62,990	5,768		103,853
Total revenue before provision for (reversal of) credit losses	355,855	407,137	59,757		822,749
Provision for (reversal of) credit losses	17,372	76,509	(48,881)		45,000
Compensation and employee benefits	69,702	72,584	27,289		169,575
Other noninterest expense (2)	63,949	32,724	16,795		113,468
Total noninterest expense	133,651	105,308	44,084		283,043
Segment income before income taxes	204,832	225,320	64,554		494,706
Segment net income	$147,430	$162,167	$72,599		$382,196
Average balances:
Loans	$21,962,482	$36,944,246	$—	(3)	$58,906,728
Deposits	$36,961,478	$29,568,142	$3,762,114		$70,291,734
As of September 30, 2026
Segment assets	$22,597,480	$39,562,886	$23,851,372		$86,011,738

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Three Months Ended September 30, 2025
Net interest income before provision for (reversal of) credit losses	$275,389	$265,935	$136,206	(1)	$677,530
Noninterest income	31,191	57,983	11,343		100,517
Total revenue before provision for (reversal of) credit losses	306,580	323,918	147,549		778,047
Provision for (reversal of) credit losses	16,679	35,580	(16,259)		36,000
Compensation and employee benefits	60,471	62,282	52,832		175,585
Other noninterest expense (2)	57,695	36,413	7,230		101,338
Total noninterest expense	118,166	98,695	60,062		276,923
Segment income before income taxes	171,735	189,643	103,746		465,124
Segment net income	$123,347	$136,267	$108,780		$368,394
Average balances:
Loans	$20,500,553	$34,408,431	$299,594		$55,208,578
Deposits (4)	$33,883,506	$27,979,846	$4,326,415		$66,189,767
As of September 30, 2025
Segment assets	$21,078,748	$36,867,668	$21,723,115		$79,669,531

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Nine Months Ended September 30, 2026
Net interest income before provision for (reversal of) credit losses	$864,258	$864,257	$346,225	(1)	$2,074,740
Noninterest income	113,262	172,881	26,758		312,901
Total revenue before provision for (reversal of) credit losses	977,520	1,037,138	372,983		2,387,641
Provision for (reversal of) credit losses	39,008	124,065	(49,073)		114,000
Compensation and employee benefits	206,502	217,207	91,074		514,783
Other noninterest expense (2)	187,437	108,344	43,415		339,196
Total noninterest expense	393,939	325,551	134,489		853,979
Segment income before income taxes	544,573	587,522	287,567		1,419,662
Segment net income	$391,962	$422,988	$288,742		$1,103,692
Average balances:
Loans	$21,486,485	$36,583,925	$—	(3)	$58,070,410
Deposits	$36,058,196	$28,776,971	$4,020,556		$68,855,723
As of September 30, 2026
Segment assets	$22,597,480	$39,562,886	$23,851,372		$86,011,738

($ in thousands)	Consumer and Business Banking	Commercial Banking	Treasury and Other		Total
Nine Months Ended September 30, 2025
Net interest income before provision for (reversal of) credit losses	$818,195	$773,080	$303,530	(1)	$1,894,805
Noninterest income	91,205	161,313	26,279		278,797
Total revenue before provision for (reversal of) credit losses	909,400	934,393	329,809		2,173,602
Provision for (reversal of) credit losses	31,139	115,083	(16,222)		130,000
Compensation and employee benefits	180,585	181,061	105,215		466,861
Other noninterest expense (2)	172,140	114,784	31,306		318,230
Total noninterest expense	352,725	295,845	136,521		785,091
Segment income before income taxes	525,536	523,465	209,510		1,258,511
Segment net income	$374,730	$373,499	$220,688		$968,917
Average balances:
Loans	$20,151,497	$33,800,162	$331,101		$54,282,760
Deposits (4)	$32,992,699	$26,815,049	$4,373,658		$64,181,406
As of September 30, 2025
Segment assets	$21,078,748	$36,867,668	$21,723,115		$79,669,531

(1)Primarily generated from the Company’s debt securities portfolio. See Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q for additional information regarding the Company’s debt securities portfolio.
(2)Consumer and Business Banking other noninterest expense primarily consists of allocated shared service costs, occupancy and equipment expense, and other operating expense. Commercial Banking other noninterest expense primarily consists of allocated shared service costs, deposit account expense, occupancy and equipment expense and other operating expense. Other noninterest expense for Treasury and Other primarily consists of amortization of tax credit and CRA investments and other operating expense, net of any shared service costs allocated to other segments.
(3)Effective January 1, 2026, certain loans previously reflected in Treasury and Other were reallocated to the Commercial Banking and Consumer and Business Banking segments to align with the Company’s current internal management reporting.
(4)Prior-period deposit balances have been reclassified to conform with the current-period presentation following a change in the Company’s internal deposit allocation methodology.

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

Organization and Strategy

East West is a bank holding company incorporated in Delaware on August 26, 1998, and is registered under the Bank Holding Company Act of 1956, as amended. The Company commenced business on December 30, 1998 when, pursuant to a reorganization, it acquired all of the voting stock of the Bank, which became its principal asset. The Bank is an independent commercial bank headquartered in California that focuses on the financial service needs of individuals and businesses that operate in both the U.S. and Asia. Through over 110 locations in the U.S. and Asia, the Company provides a full range of consumer and commercial products and services through the following three business segments: (1) Consumer and Business Banking and (2) Commercial Banking, with the remaining operations recorded in (3) Treasury and Other. The Company’s principal activity is lending to and accepting deposits from businesses and individuals. We are committed to enhancing long-term shareholder value by growing loans, deposits and revenue, improving profitability, and investing for the future while managing risks, expenses and capital. Our business model is built on customer loyalty and engagement, understanding our customers’ financial goals, and meeting our customers’ financial needs through our diverse products and services. We expect our relationship-focused business model to continue generating organic growth from existing customers and to expand our targeted customer bases. As of September 30, 2026, the Company had $86.0 billion in total assets and approximately 3,500 full-time equivalent employees. For additional information on our strategy, and the products and services provided by the Bank, see Item 1. Business — Organization and Banking Services in the Company’s 2025 Form 10-K.

Current Developments

Economic Developments

During the nine months ended September 30, 2026, the economic environment was impacted by shifting interest rates, persistent inflationary pressures, geopolitical developments, and evolving trade and tariff policies. In September 2026, the Federal Reserve increased the federal funds rate for the first time since July 2023. Higher long-term interest rates continued to affect borrowing costs and activity in certain interest rate-sensitive sectors. In addition, geopolitical developments, changes in global trade conditions, and economic conditions in China contributed to uncertainty in cross-border business activity and financial markets. The Company continues to monitor economic, market, regulatory, and geopolitical developments, including those affecting U.S.-China trade and commercial activity, to assess their potential impact on its customers, business, financial condition, results of operations, and credit quality.

Further discussion of the potential impacts on the Company’s business due to the economic environment has been provided in Item 1A. — Risk Factors — Risks Related to Geographic and Political Uncertainties and — Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Regulatory Updates

In March 2026, the federal banking agencies issued proposed revisions to the U.S. regulatory capital framework that would modify certain aspects of the standardized approach for calculating regulatory capital requirements, including the treatment of certain exposure categories that are relevant to the Company. The Company continues to monitor these proposals and evaluate their potential impact on its regulatory capital position.

In June 2026, the Federal Deposit Insurance Corporation (“FDIC”) issued two proposals that would modify certain requirements applicable to the Bank. The first proposal would streamline resolution planning requirements for insured depository institutions, including increasing the applicability threshold to institutions with $100 billion or more in total assets and reducing certain filing requirements. The second proposal would revise deposit insurance assessment rates for institutions with total assets of $30 billion or more, including the Bank, and provide opportunities for assessment rate reductions based on specific resolution preparedness and data accessibility criteria. The Company continues to evaluate these proposals and their impact on the Bank.

In June 2026, the California Air Resources Board (“CARB”) proposed revisions to the implementation of California’s climate requirements under SB 253, including deferring the initial reporting deadline for Scope 1 and Scope 2 greenhouse gas emissions disclosures to November 10, 2026. In September 2026, CARB issued guidance regarding the initial reporting cycle and implementation of new reporting requirements. In October 2026, the California Office of Administrative Law approved CARB's initial regulation, formalizing the November 10, 2026 reporting deadline. The Company continues to monitor these regulatory developments and evaluate their potential impact on its reporting obligations, disclosure controls and procedures and reporting processes.

Financial Review

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in thousands, except per share and ratio data)	2026	2025	2026	2025
Summary of operations:
Net interest income before provision for credit losses	$718,896	$677,530	$2,074,740	$1,894,805
Noninterest income	103,853	100,517	312,901	278,797
Total revenue	822,749	778,047	2,387,641	2,173,602
Provision for credit losses	45,000	36,000	114,000	130,000
Noninterest expense	283,043	276,923	853,979	785,091
Income before income taxes	494,706	465,124	1,419,662	1,258,511
Income tax expense	112,510	96,730	315,970	289,594
Net income	$382,196	$368,394	$1,103,692	$968,917
Per share:
Basic earnings	$2.78	$2.68	$8.02	$7.03
Diluted earnings	$2.76	$2.65	$7.97	$6.97
Dividends declared	$0.80	$0.60	$2.40	$1.80
Weighted-average number of shares outstanding:
Basic	137,471	137,676	137,662	137,897
Diluted	138,461	138,942	138,512	139,090
Performance metrics:
Return on average assets (“ROA”)	1.79%	1.84%	1.78%	1.68%
Return on average common equity (“ROACE”)	16.30%	17.44%	16.12%	15.98%
Return on average tangible common equity (“ROATCE”) (1)	17.17%	18.48%	16.99%	16.97%
Common dividend payout ratio	29.05%	22.73%	30.23%	25.96%
Net interest margin	3.49%	3.53%	3.47%	3.41%
Adjusted net interest margin (1)	3.49%	3.36%	3.47%	3.35%
Efficiency ratio (2)	34.40%	35.59%	35.77%	36.12%

At period end:	September 30, 2026	December 31, 2025
Total assets	$86,011,738	$80,434,997
Total loans	$59,728,142	$56,899,148
Total deposits	$71,492,639	$67,082,701
Common shares outstanding at period-end	137,020	137,579
Book value per share	$65.97	$64.68
Tangible book value per share (1)	$62.55	$61.27
Tangible common equity (“TCE”) ratio (1)	10.02%	10.54%

(1)For additional information regarding the reconciliation of these non-Generally Accepted Accounting Principles (“GAAP”) financial measures, refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.
(2)Efficiency ratio is calculated as noninterest expense divided by total revenue.

The Company’s net income for the third quarter and first nine months of 2026 of $382 million and $1.1 billion, respectively, increased $14 million or 4%, and $135 million or 14%, respectively, from the corresponding periods in 2025. The year-over-year increase in net income for the third quarter of 2026 was primarily attributable to higher net interest income before provision for credit losses, partially offset by higher income tax expense and provision for credit losses. The year-over-year increase in net income for the first nine months of 2026 was primarily driven by higher net interest income before provision for credit losses and noninterest income, and lower provision for credit losses, partially offset by increases in noninterest expense and income tax expense. Key aspects of the Company’s performance for the third quarter and first nine months of 2026 included:

•Net interest income and net interest margin. Third quarter 2026 net interest income before provision for credit losses was $719 million, an increase of $41 million or 6% from the third quarter of 2025. Third quarter 2026 net interest margin was 3.49%, down 4 basis points (“bps”) from the prior-year quarter. For the first nine months of 2026, net interest income before the provision for credit losses totaled $2.1 billion, an increase of $180 million or 9%, from the corresponding period in 2025. Net interest margin increased by 6 bps to 3.47% for the first nine months of 2026 from 3.41% for the corresponding period in 2025.

•Earnings per share growth. Third quarter 2026 basic and diluted earnings per share (“EPS”) each increased 4% to $2.78 and $2.76, respectively, compared with the third quarter of 2025. For the first nine months of 2026, basic and diluted EPS each increased 14% to $8.02 and $7.97, respectively, compared with the first nine months of 2025.

•Profitability ratios. Third quarter 2026 ROA, ROACE and ROATCE of 1.79%, 16.30% and 17.17%, respectively, decreased 5 bps, 114 bps and 131 bps, respectively, from the third quarter of 2025. For the first nine months of 2026, ROA, ROACE and ROATCE of 1.78%, 16.12% and 16.99%, respectively, increased 10 bps, 14 bps and 2 bps, respectively, from the same period in 2025. ROATCE is a non-GAAP financial measure. For additional information regarding the reconciliation of non-GAAP financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

•Operating efficiency. Third quarter 2026 efficiency ratio improved to 34.40%, from 35.59% for the third quarter of 2025. For the first nine months of 2026, the efficiency ratio improved to 35.77%, from 36.12% for the corresponding period in 2025.

•Asset growth. Total assets reached $86.0 billion as of September 30, 2026, an increase of $5.6 billion or 7% from December 31, 2025. The increase was primarily driven by a $2.8 billion or 5% increase in net loans held-for-investment, and a $2.0 billion or 15% increase in available-for-sale (“AFS”) debt securities.

•Deposit growth. Total deposits reached $71.5 billion as of September 30, 2026, an increase of $4.4 billion or 7%, from December 31, 2025, primarily reflecting growth in noninterest-bearing demand and money market deposits.

•Capital levels. Stockholders’ equity was $9.0 billion as of September 30, 2026, an increase of $141 million or 2%, from December 31, 2025. Book value per share increased $1.29 or 2% to $65.97, while tangible book value per share increased $1.28 or 2% to $62.55 as of September 30, 2026, compared with December 31, 2025. The TCE ratio was 10.02% as of September 30, 2026, compared to 10.54% as of December 31, 2025. Tangible book value per share and TCE ratio are non-GAAP financial measures. For additional information regarding the Company’s non-GAAP financial measures, refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q.

Results of Operations

Net Interest Income

The Company’s primary source of revenue is net interest income, which is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Net interest income and net interest margin are impacted by factors such as changes in the volume and composition of interest-earning assets and funding sources, market interest rates, the slope of the yield curve, the repricing characteristics and maturity profile of interest-earning assets and interest-bearing liabilities, the level of noninterest-bearing funding sources and asset quality.

Net interest income increased year-over-year for both the third quarter and first nine months of 2026, primarily reflecting higher average loan balances, lower funding costs on interest-bearing deposits, and higher average AFS debt securities balances. These increases were partially offset by lower yields on loans, interest-bearing cash and deposits with banks, and AFS debt securities. Net interest margin declined year-over-year in the third quarter of 2026, primarily due to lower asset yields, partially offset by the benefit of lower interest-bearing deposit funding costs. For the first nine months of 2026, net interest margin increased because the benefit of lower deposit funding costs exceeded the effect of lower asset yields.

Year-over-year comparisons of net interest income and net interest margin were also impacted by $32 million of discount accretion and interest recoveries recognized in the third quarter of 2025 related to the full payment on purchased credit-impaired and workout loans. Excluding the impact of the aforementioned discount accretion and interest recoveries, adjusted net interest income for the third quarter and first nine months of 2025 was $645 million and $1.9 billion, respectively, and adjusted net interest margin was 3.36% and 3.35%, respectively. Adjusted net interest income for the third quarter and first nine months of 2026 increased $74 million or 11%, and $212 million or 11%, respectively, while adjusted net interest margin increased 13 bps and 12 bps, respectively, over the same prior-year periods. Adjusted net interest income and adjusted net interest margin are non-GAAP financial measures. Refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q for additional information.

Average interest-earning assets increased $5.6 billion or 7% to $81.8 billion for the third quarter of 2026, compared with $76.2 billion for the same period in 2025. For the first nine months of 2026, average interest-earning assets increased $5.7 billion or 8% to $80.0 billion from $74.3 billion for the same period in 2025. The increases in average interest-earning assets were primarily driven by loan growth and higher AFS debt securities balances.

The yield on average interest-earning assets was 5.45% for the third quarter of 2026, down 43 bps from the third quarter of 2025, and 5.45% for the first nine months of 2026, down 35 bps from the first nine months of 2025. The declines were primarily attributable to the impact of lower benchmark interest rates on the loan portfolio and other interest-earning assets.

Average loan yields of 6.05% and 6.06% for the third quarter and first nine months of 2026, respectively, decreased 56 bps and 41 bps from the corresponding 2025 periods. The decreases primarily reflected the impact of lower benchmark interest rates on variable-rate loans, which represent a majority of the loan portfolio. Excluding the $32 million of discount accretion and interest recoveries recognized in the third quarter of 2025, adjusted average loan yields for the third quarter and first nine months of 2025 were 6.38% and 6.39%, respectively. Approximately 61% and 59% of loans held-for-investment were variable-rate as of September 30, 2026 and 2025, respectively. Adjusted average loan yield is a non-GAAP financial measure. Refer to Item 2. MD&A — Reconciliation of GAAP to Non-GAAP Financial Measures in this Form 10-Q for additional information.

Deposits remained the Company’s primary source of funding. Average deposits increased $4.1 billion or 6% to $70.3 billion for the third quarter of 2026, and $4.7 billion or 7% to $68.9 billion for the first nine months of 2026 compared with the corresponding 2025 periods. The increases were primarily driven by growth in demand and time deposits.

Average noninterest-bearing deposits increased $2.5 billion or 16% to $18.3 billion for the third quarter of 2026, from $15.8 billion for the third quarter of 2025, and increased $2.2 billion or 14% to $17.5 billion for the first nine months of 2026 compared with the corresponding 2025 period. Average noninterest-bearing deposits represented 26% and 25% of total average deposits for the third quarter and the first nine months of 2026, respectively, compared with 24% in the corresponding 2025 periods.

The average cost of deposits declined year-over-year to 2.08% for the third quarter and 2.10% for the first nine months of 2026. The average cost of interest-bearing deposits decreased 45 bps to 2.81% for the third quarter of 2026, and decreased 48 bps to 2.82% for the first nine months of 2026. These decreases primarily reflected lower benchmark interest rates and the Company’s continued focus on deposit pricing and funding mix optimization.

The average cost of funds, which includes deposits, Federal Home Loan Bank (“FHLB”) advances, securities sold under repurchase agreements (“repurchase agreements”), long-term debt, and short-term borrowings decreased 41 bps and 43 bps, year-over-year, to 2.17% and 2.19% for the third quarter and first nine months of 2026, respectively. The decreases were primarily driven by lower deposit funding costs.

The Company utilizes various tools to manage interest rate risk. Refer to the Interest Rate Risk Management section of Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the third quarters of 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$4,088,944	$31,340	3.04%	$4,873,674	$47,170	3.84%
Securities purchased under resale agreements (“resale agreements”)	425,000	1,624	1.52%	425,000	1,616	1.51%
Debt securities:
AFS (2)(3)	15,413,280	173,084	4.46%	12,650,323	146,336	4.59%
Held-to-maturity (“HTM”) (2)	2,837,584	12,013	1.68%	2,884,267	12,226	1.68%
Total debt securities (2)	18,250,864	185,097	4.02%	15,534,590	158,562	4.05%
Loans:
Commercial and industrial (“C&I”) (2)	19,442,270	312,463	6.38%	17,799,708	345,947	7.71%	(4)
Commercial real estate (“CRE”) (2)	21,865,938	330,294	5.99%	20,826,239	327,168	6.23%
Residential mortgage	17,540,813	255,369	5.78%	16,536,696	245,728	5.90%
Other consumer	57,707	855	5.88%	45,935	675	5.83%
Total loans (2)(5)(6)	58,906,728	898,981	6.05%	55,208,578	919,518	6.61%	(4)
Restricted equity securities	159,381	7,687	19.14%	164,296	2,866	6.92%
Total interest-earning assets	$81,830,917	$1,124,729	5.45%	$76,206,138	$1,129,732	5.88%

Noninterest-earning assets:
Cash and due from banks	301,160			410,446
Allowance for loan and lease losses (“ALLL”)	(865,002)			(789,195)
Other assets	3,599,513			3,483,309
Total assets	$84,866,588			$79,310,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,747,190	$40,714	2.08%	$7,501,315	$46,725	2.47%
Money market deposits	16,787,308	112,053	2.65%	16,565,937	133,951	3.21%
Savings deposits	1,948,576	5,002	1.02%	1,705,332	3,353	0.78%
Time deposits	25,539,637	210,632	3.27%	24,649,891	230,608	3.71%
Total interest-bearing deposits	52,022,711	368,401	2.81%	50,422,475	414,637	3.26%
Short-term borrowings and federal funds purchased	514	7	5.44%	474	3	2.62%
FHLB advances	3,040,218	29,902	3.90%	3,228,262	36,740	4.52%
Repurchase agreements	710,815	6,904	3.85%	13,012	148	4.51%
Long-term debt and finance lease liabilities	35,376	619	6.94%	35,732	674	7.49%
Total interest-bearing liabilities	$55,809,634	$405,833	2.88%	$53,699,955	$452,202	3.34%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	18,269,023			15,767,292
Accrued expenses and other liabilities	1,483,003			1,462,237
Stockholders’ equity	9,304,928			8,381,214
Total liabilities and stockholders’ equity	$84,866,588			$79,310,698

Total deposits	$70,291,734	$368,401	2.08%	$66,189,767	$414,637	2.49%

Interest rate spread			2.57%			2.54%
Net interest income and net interest margin		$718,896	3.49%		$677,530	3.53%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes $627 thousand of net discount accretion and $6 million of net premium amortization on AFS debt securities for the third quarters of 2026 and 2025, respectively.
(4)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit-impaired and workout loans during the third quarter of 2025.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $10 million and $42 million for the third quarters of 2026 and 2025, respectively.

The following table presents the interest spread, net interest margin, average balances, interest income and expense, and the average yield/rate by asset and liability component for the first nine months of 2026 and 2025:

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Average Yield/Rate (1)	Average Balance	Interest	Average Yield/Rate (1)
ASSETS
Interest-earning assets:
Interest-bearing cash and deposits with banks	$3,980,951	$92,407	3.10%	$4,232,434	$121,242	3.83%
Resale agreements	425,000	4,873	1.53%	425,000	4,850	1.53%
Debt securities:
AFS (2)(3)	14,494,750	479,533	4.42%	12,287,338	423,351	4.61%
HTM (2)	2,849,426	36,071	1.69%	2,896,271	36,783	1.70%
Total debt securities (2)	17,344,176	515,604	3.97%	15,183,609	460,134	4.05%
Loans:
C&I (2)	19,218,255	914,399	6.36%	17,346,156	943,152	7.27%	(4)
CRE (2)	21,581,541	966,752	5.99%	20,579,793	958,220	6.23%
Residential mortgage	17,216,486	748,794	5.81%	16,309,274	722,285	5.92%
Other consumer	54,128	2,403	5.94%	47,537	1,968	5.54%
Total loans (2)(5)(6)	58,070,410	2,632,348	6.06%	54,282,760	2,625,625	6.47%	(4)
Restricted equity securities	156,130	15,830	13.56%	165,121	8,682	7.03%
Total interest-earning assets	$79,976,667	$3,261,062	5.45%	$74,288,924	$3,220,533	5.80%

Noninterest-earning assets:
Cash and due from banks	348,826			368,909
Allowance for loan, lease, and securities’ losses	(852,234)			(750,458)
Other assets	3,573,215			3,372,000
Total assets	$83,046,474			$77,279,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Checking deposits	$7,643,796	$117,851	2.06%	$7,621,067	$141,649	2.48%
Money market deposits	16,514,110	325,559	2.64%	15,581,506	374,251	3.21%
Savings deposits	1,852,994	12,523	0.90%	1,734,325	10,500	0.81%
Time deposits	25,336,683	627,302	3.31%	23,913,370	680,806	3.81%
Total interest-bearing deposits	51,347,583	1,083,235	2.82%	48,850,268	1,207,206	3.30%
Short-term borrowings and federal funds purchased	481	16	4.34%	520	10	2.57%
FHLB advances	2,888,096	84,361	3.91%	3,408,426	114,919	4.51%
Repurchase agreements	590,911	16,874	3.82%	46,275	1,577	4.56%
Long-term debt and finance lease liabilities	35,473	1,836	6.92%	35,820	2,016	7.53%
Total interest-bearing liabilities	$54,862,544	$1,186,322	2.89%	$52,341,309	$1,325,728	3.39%

Noninterest-bearing liabilities and stockholders’ equity:
Demand deposits	17,508,140			15,331,138
Accrued expenses and other liabilities	1,519,281			1,498,313
Stockholders’ equity	9,156,509			8,108,615
Total liabilities and stockholders’ equity	$83,046,474			$77,279,375

Total deposits	$68,855,723	$1,083,235	2.10%	$64,181,406	$1,207,206	2.51%

Interest rate spread			2.56%			2.41%
Net interest income and net interest margin		$2,074,740	3.47%		$1,894,805	3.41%

(1)Annualized.
(2)Yields on tax-exempt securities and loans are not presented on a tax-equivalent basis.
(3)Includes the amortization of net premiums on AFS debt securities of $258 thousand and $23 million for the first nine months of 2026 and 2025, respectively.
(4)Includes $32 million of additional interest income from discount accretion and interest recoveries from the full payment on purchased credit-impaired and workout loans during the nine months ended September 30, 2025.
(5)Average balances include nonperforming loans and loans held-for-sale.
(6)Loans include the accretion of net deferred loan fees and amortization of net premiums, which totaled $29 million and $67 million for the first nine months of 2026 and 2025, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
		Changes Due to			Changes Due to
($ in thousands)	Total Change	Volume	Yield/Rate	Total Change	Volume	Yield/Rate
Interest-earning assets:
Interest-bearing cash and deposits with banks	$(15,830)	$(6,901)	$(8,929)	$(28,835)	$(6,853)	$(21,982)
Resale agreements	8	—	8	23	—	23
Debt securities:
AFS	26,748	31,016	(4,268)	56,182	74,104	(17,922)
HTM	(213)	(213)	—	(712)	(522)	(190)
Total debt securities	26,535	30,803	(4,268)	55,470	73,582	(18,112)
Loans:
C&I	(33,484)	29,922	(63,406)	(28,753)	96,015	(124,768)
CRE	3,126	15,987	(12,861)	8,532	46,006	(37,474)
Residential mortgage	9,641	14,715	(5,074)	26,509	39,988	(13,479)
Other consumer	180	174	6	435	286	149
Total loans	(20,537)	60,798	(81,335)	6,723	182,295	(175,572)
Restricted equity securities	4,821	(88)	4,909	7,148	(497)	7,645
Total interest and dividend income	$(5,003)	$84,612	$(89,615)	$40,529	$248,527	$(207,998)
Interest-bearing liabilities:
Checking deposits	$(6,011)	$1,502	$(7,513)	$(23,798)	$417	$(24,215)
Money market deposits	(21,898)	1,769	(23,667)	(48,692)	21,218	(69,910)
Savings deposits	1,649	522	1,127	2,023	771	1,252
Time deposits	(19,976)	8,097	(28,073)	(53,504)	39,114	(92,618)
Total interest-bearing deposits	(46,236)	11,890	(58,126)	(123,971)	61,520	(185,491)
Short-term borrowings and federal funds purchased	4	—	4	6	(1)	7
FHLB advances	(6,838)	(1,689)	(5,149)	(30,558)	(16,328)	(14,230)
Repurchase agreements	6,756	6,781	(25)	15,297	15,594	(297)
Long-term debt and finance lease liabilities	(55)	(7)	(48)	(180)	(19)	(161)
Total interest expense	$(46,369)	$16,975	$(63,344)	$(139,406)	$60,766	$(200,172)
Change in net interest income	$41,366	$67,637	$(26,271)	$179,935	$187,761	$(7,826)

Noninterest Income

The following table presents the components of noninterest income for the third quarters and first nine months of 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Commercial and consumer deposit-related fees	$32,603	$28,409	15%	$94,843	$82,349	15%
Lending and loan servicing fees	25,790	27,605	(7)%	79,821	79,421	1%
Foreign exchange income	17,798	14,491	23%	48,171	44,043	9%
Wealth management fees	15,540	14,562	7%	57,261	38,966	47%
Customer derivative income and derivative mark-to-market adjustments:
Customer derivative income	1,749	6,442	(73)%	8,239	15,626	(47)%
Derivative mark-to-market and credit valuation adjustments	6,325	(318)	NM	6,527	(3,232)	NM
Total customer derivative income and derivative mark-to-market adjustments	8,074	6,124	32%	14,766	12,394	19%
Net gains on AFS debt securities	290	57	409%	3,837	934	311%
Other investment income	1,699	705	141%	4,606	3,645	26%
Other income	2,059	8,564	(76)%	9,596	17,045	(44)%
Total noninterest income	$103,853	$100,517	3%	$312,901	$278,797	12%
Noninterest income as a percent of total revenue	13%	13%		13%	13%

NM — Not meaningful.

Noninterest income was $104 million for the third quarter of 2026, an increase of $3 million or 3% from the third quarter of 2025. The increase was primarily driven by higher commercial and consumer deposit-related fees, foreign exchange income, and favorable customer derivative income and derivative mark-to-market adjustments, partially offset by lower other income. Noninterest income was $313 million for the first nine months of 2026, an increase of $34 million or 12% from the first nine months of 2025. The increase primarily reflected higher wealth management, commercial and consumer deposit-related fees, and foreign exchange income, partially offset by lower other income.

Commercial and consumer deposit-related fees were $33 million for the third quarter of 2026, an increase of $4 million or 15% from the third quarter of 2025. For the first nine months of 2026, commercial and consumer deposit-related fees were $95 million, an increase of $12 million or 15% from the first nine months of 2025. These increases reflected higher commercial customer activity.

Foreign exchange income was $18 million for the third quarter of 2026, an increase of $3 million or 23% from the third quarter of 2025. For the first nine months of 2026, foreign exchange income was $48 million, an increase of $4 million or 9% from the first nine months of 2025. The increases primarily reflected higher customer activity.

Wealth management fees were $16 million for the third quarter of 2026, an increase of $1 million or 7% from the third quarter of 2025. For the first nine months of 2026, wealth management fees were $57 million, an increase of $18 million or 47% from the first nine months of 2025. The increases primarily reflected higher customer demand for wealth management products including fixed-rate corporate bonds, as well as increased commissions and fees from new customer activity.

Total customer derivative income and derivative mark-to-market adjustments were $8 million for the third quarter of 2026, an increase of $2 million or 32% from the third quarter of 2025. For the first nine months of 2026, total customer derivative income and derivative mark-to-market adjustments were $15 million, an increase of $2 million or 19% from the first nine months of 2025. The year-over-year increases primarily reflected favorable credit valuation adjustments, partially offset by lower customer derivative activity.

Other income was $2 million for the third quarter of 2026, down $7 million or 76% from the third quarter of 2025. The decrease primarily reflected lower realized proceeds from bank-owned life insurance policies and unfavorable lower-of-cost-or-market-adjustments on loans held-for-sale recorded during the third quarter of 2026. For the first nine months of 2026, other income was $10 million, a decrease of $7 million or 44% from the same 2025 period, primarily reflecting unfavorable lower-of-cost-or-market-adjustments on loans held-for-sale recorded during the first nine months of 2026.

Noninterest Expense

The following table presents the components of noninterest expense for the third quarters and first nine months of 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Compensation and employee benefits	$169,575	$175,585	(3)%	$514,783	$466,861	10%
Occupancy and equipment expense	19,224	16,970	13%	57,025	48,948	17%
Computer- and software-related expense	17,991	12,949	39%	48,171	39,709	21%
Deposit insurance premiums and regulatory assessments	10,519	8,644	22%	29,646	28,162	5%
Deposit account expense	9,493	8,851	7%	25,932	27,241	(5)%
Other real estate owned (“OREO”) (income) expense	(185)	2,186	NM	1,805	5,859	(69)%
Other operating expense	32,695	36,045	(9)%	108,106	110,640	(2)%
Amortization of tax credit and Community Reinvestment Act (“CRA”) investments	23,731	15,693	51%	68,511	57,671	19%
Total noninterest expense	$283,043	$276,923	2%	$853,979	$785,091	9%

NM — Not meaningful.

Noninterest expense was $283 million for the third quarter of 2026, an increase of $6 million or 2% compared with the third quarter of 2025. The increase was primarily driven by higher amortization of tax credit and CRA investments, computer- and software-related expense, occupancy and equipment expense, and deposit insurance premiums and regulatory assessments. These increases were partially offset by lower compensation and employee benefits, lower other operating expense, improved OREO results, and decreases in certain other noninterest expense categories. For the first nine months of 2026, noninterest expense was $854 million, an increase of $69 million or 9% compared with the first nine months of 2025. The increase was primarily driven by higher compensation and employee benefits, amortization of tax credit and CRA investments, computer- and software-related expense, and occupancy and equipment expense, partially offset by improved OREO results and decreases in certain other noninterest expense categories.

Compensation and employee benefits were $170 million for the third quarter of 2026, a decrease of $6 million or 3% compared with the third quarter of 2025. The decrease primarily reflected lower stock compensation expense resulting from changes in the recognition of equity award expense for retirement-eligible employees in the prior-year period, partially offset by staffing growth. For the first nine months of 2026, compensation and employee benefits were $515 million, an increase of $48 million or 10% compared with the first nine months of 2025. The increase was primarily driven by staffing growth, higher incentive compensation, and increased employer matching contributions under the Company’s 401(k) plan, partially offset by lower stock compensation expense resulting from the same change in equity award expense recognition for retirement-eligible employees in the prior-year period.

Occupancy and equipment expense was $19 million for the third quarter of 2026, an increase of $2 million or 13% compared with the third quarter of 2025. For the first nine months of 2026, occupancy and equipment expense was $57 million, an increase of $8 million or 17% compared with the first nine months of 2025. The increases were primarily attributable to higher depreciation expense associated with leasehold improvements and a building acquired during the first quarter of 2026, as well as higher rental expense, partially offset by increased rental income.

Computer- and software-related expense was $18 million for the third quarter of 2026, an increase of $5 million or 39% compared with the third quarter of 2025. For the first nine months of 2026, computer- and software-related expense was $48 million, an increase of $8 million or 21% compared with the first nine months of 2025. The increases primarily reflected a write-off of certain technology-related assets, and higher software subscription, licensing and technology infrastructure costs associated with ongoing investments in cybersecurity, digital capabilities, automation initiatives and operational scalability to support the Company’s growth.

Deposit insurance premiums and regulatory assessments were $11 million for the third quarter of 2026, an increase of $2 million or 22% compared with the third quarter of 2025. For the first nine months of 2026, deposit insurance premiums and regulatory assessments were $30 million, an increase of $2 million or 5% compared with the first nine months of 2025. The increases primarily reflected lower reversals of previously recognized FDIC charges during 2026 compared with 2025. For additional information on the FDIC charges, refer to Item 1. Business — Supervision and Regulation — FDIC Deposit Insurance Assessments in the Company’s 2025 Form 10-K.

OREO income was $185 thousand for the third quarter of 2026, compared with OREO expense of $2 million for the third quarter of 2025. For the first nine months of 2026, OREO expense was $2 million, a decrease of $4 million or 69% compared with the first nine months of 2025. The improvement was primarily due to higher gains on the sale of OREO properties.

Other operating expense was $33 million for the third quarter of 2026, a decrease of $3 million or 9% compared with the third quarter of 2025. For the first nine months of 2026, other operating expense was $108 million, a decrease of $3 million or 2% compared with the first nine months of 2025. The decreases were mainly due to legal expense recoveries associated with the resolution of problem loans.

Amortization of tax credit and CRA investments was $24 million for the third quarter of 2026, an increase of $8 million or 51% compared with the third quarter of 2025. For the first nine months of 2026, amortization of tax credit and CRA investments was $69 million, an increase of $11 million or 19% compared with the first nine months of 2025. The increases primarily reflected the volume and timing of tax credit investments placed in service during the respective periods.

Income Taxes

The following table presents income before income taxes, income tax expense and the effective tax rate for the third quarters and first nine months of 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2026	2025	% Change	2026	2025	% Change
Income before income taxes	$494,706	$465,124	6%	$1,419,662	$1,258,511	13%
Income tax expense	$112,510	$96,730	16%	$315,970	$289,594	9%
Effective tax rate	22.7%	20.8%		22.3%	23.0%

Income tax expense was $113 million for the third quarter of 2026, resulting in an effective tax rate of 22.7%, compared with $97 million and an effective tax rate of 20.8% for the same period in 2025. For the first nine months of 2026, income tax expense was $316 million, and the effective tax rate was 22.3%, compared with $290 million and 23.0%, respectively, for the same period in 2025. The increase in income tax expense for both periods was primarily driven by higher pre-tax income, while the three month period additionally reflected lower tax benefits from tax credits. The increase for the nine month period further reflected the partial derecognition of a purchased tax credit in 2026, partially offset by the release of valuation allowance associated with foreign tax credits. Income tax expense and effective tax rate for the nine months ended September 30, 2025 also reflected the impact of a one-time revaluation of deferred tax assets resulting from the adoption of California’s revised state tax apportionment methodology.

Operating Segment Results

The Company manages its operations through three reportable operating segments: Consumer and Business Banking, Commercial Banking, and Treasury and Other. These segments are defined based on the customers served, products and services offered, and distribution channels. Segment net interest income reflects interest earned on segment assets less interest incurred on segment liabilities, adjusted for funds transfer pricing (“FTP”) charges and credits. During the third quarter of 2026, the Company revised certain methodologies used to measure segment performance. Because prior-period segment information was not recast, the year-over-year changes discussed below reflect the effects of these revisions and are not fully comparable with the corresponding 2025 periods. See Note 13 — Business Segments to the Consolidated Financial Statements in this Form 10-Q for additional information regarding the Company’s segments and the revised methodologies.

Consumer and Business Banking

The following tables present financial information for the Consumer and Business Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses (1)	$320,760	$275,389	$45,371	16%
Noninterest income	35,095	31,191	3,904	13%
Total revenue before provision for credit losses	355,855	306,580	49,275	16%
Provision for credit losses (1)	17,372	16,679	693	4%
Compensation and employee benefits	69,702	60,471	9,231	15%
Other noninterest expense	63,949	57,695	6,254	11%
Total noninterest expense	133,651	118,166	15,485	13%
Segment income before income taxes	204,832	171,735	33,097	19%
Income tax expense	57,402	48,388	9,014	19%
Segment net income	$147,430	$123,347	$24,083	20%
Average loans	$21,962,482	$20,500,553	$1,461,929	7%
Average deposits	$36,961,478	$33,883,506	$3,077,972	9%

	Nine Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses (1)	$864,258	$818,195	$46,063	6%
Noninterest income	113,262	91,205	22,057	24%
Total revenue before provision for credit losses	977,520	909,400	68,120	7%
Provision for credit losses (1)	39,008	31,139	7,869	25%
Compensation and employee benefits	206,502	180,585	25,917	14%
Other noninterest expense	187,437	172,140	15,297	9%
Total noninterest expense	393,939	352,725	41,214	12%
Segment income before income taxes	544,573	525,536	19,037	4%
Income tax expense	152,611	150,806	1,805	1%
Segment net income	$391,962	$374,730	$17,232	5%
Average loans	$21,486,485	$20,151,497	$1,334,988	7%
Average deposits	$36,058,196	$32,992,699	$3,065,497	9%

(1)Reflects the effects of the revised segment measurement methodologies described above, which changed the allocation of net interest income and provision for credit losses among the Company’s reportable segments but had no impact on consolidated results.

Consumer and Business Banking segment net income increased $24 million or 20% to $147 million for the third quarter of 2026 compared with the same period in 2025. The increase primarily reflected a $45 million increase in net interest income and a $4 million increase in noninterest income, partially offset by a $9 million increase in compensation and employee benefits expense and a $6 million increase in other noninterest expense. For the first nine months of 2026, segment net income increased $17 million or 5%, to $392 million compared with the same period in 2025. The increase primarily reflected a $46 million increase in net interest income and a $22 million increase in noninterest income, partially offset by a $26 million increase in compensation and employee benefits expense, a $15 million increase in other noninterest expense and an $8 million increase in provision for credit losses.

The increase in net interest income for both periods primarily reflected the revised FTP methodology, lower deposit funding costs resulting from the year-over-year decline in interest rates, and continued growth in low-cost deposits. The increase in noninterest income for both periods primarily reflected higher wealth management fees and deposit-related fees. The increase for the third quarter also reflected higher foreign exchange income.

Provision for credit losses increased $1 million and $8 million for the third quarter and first nine months of 2026, respectively, primarily reflecting the revised allocation methodology.

The increase in compensation and employee benefits expense for both periods primarily reflected staffing growth and, for the first nine months of 2026, higher wealth management commissions. The increase in other noninterest expense for both periods was primarily driven by higher shared service cost allocations and occupancy and equipment expense. The third quarter increase also reflected higher deposit insurance premiums and regulatory assessments, while the increase for the first nine months reflected higher other operating expense.

Commercial Banking

The following tables present financial information for the Commercial Banking segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses (1)	$344,147	$265,935	$78,212	29%
Noninterest income	62,990	57,983	5,007	9%
Total revenue before provision for credit losses	407,137	323,918	83,219	26%
Provision for credit losses (1)	76,509	35,580	40,929	115%
Compensation and employee benefits	72,584	62,282	10,302	17%
Other noninterest expense	32,724	36,413	(3,689)	(10)%
Total noninterest expense	105,308	98,695	6,613	7%
Segment income before income taxes	225,320	189,643	35,677	19%
Income tax expense	63,153	53,376	9,777	18%
Segment net income	$162,167	$136,267	$25,900	19%
Average loans	$36,944,246	$34,408,431	$2,535,815	7%
Average deposits (2)	$29,568,142	$27,979,846	$1,588,296	6%

	Nine Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before provision for credit losses (1)	$864,257	$773,080	$91,177	12%
Noninterest income	172,881	161,313	11,568	7%
Total revenue before provision for credit losses	1,037,138	934,393	102,745	11%
Provision for credit losses (1)	124,065	115,083	8,982	8%
Compensation and employee benefits	217,207	181,061	36,146	20%
Other noninterest expense	108,344	114,784	(6,440)	(6)%
Total noninterest expense	325,551	295,845	29,706	10%
Segment income before income taxes	587,522	523,465	64,057	12%
Income tax expense	164,534	149,966	14,568	10%
Segment net income	$422,988	$373,499	$49,489	13%
Average loans	$36,583,925	$33,800,162	$2,783,763	8%
Average deposits (2)	$28,776,971	$26,815,049	$1,961,922	7%

(1)Reflects the effects of the revised segment measurement methodologies described above, which changed the allocation of net interest income and provision for credit losses among the Company’s reportable segments but had no impact on consolidated results.
(2)Prior-period deposit balances have been reclassified to conform with the current-period presentation following a change in the Company’s internal deposit allocation methodology.

Commercial Banking segment net income increased $26 million or 19% to $162 million for the third quarter of 2026 compared with the same period in 2025. The increase primarily reflected a $78 million increase in net interest income, a $5 million increase in noninterest income, and a $4 million decrease in other noninterest expense, partially offset by a $41 million increase in provision for credit losses and a $10 million increase in compensation and employee benefits expense. For the first nine months of 2026, segment net income increased $49 million or 13%, to $423 million compared with the same period in 2025, primarily reflecting a $91 million increase in net interest income and a $12 million increase in noninterest income, partially offset by a $36 million increase in compensation and employee benefits expense and a $9 million increase in provision for credit losses.

The increase in net interest income for both periods primarily reflected the revised FTP methodology and lower deposit funding costs resulting from the year-over-year decline in interest rates. The increase in provision for credit losses for both periods primarily reflected the revised allocation methodology, partially offset by a more stable macroeconomic outlook for the commercial loan portfolio compared with the prior-year periods. The increase in noninterest income for both periods primarily reflected higher commercial deposit-related fees, foreign exchange income and customer derivative income. The increase in the first nine months of 2026 also reflected higher wealth management fees. Compensation and employee benefits expense increased for both periods, primarily due to higher incentive compensation and staffing growth. Other noninterest expense decreased in the third quarter of 2026, primarily due to lower loan-related and OREO expenses, partially offset by higher computer- and software-related expense.

Treasury and Other

The following tables present financial information for the Treasury and Other segment for the periods indicated:

	Three Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before reversal of credit losses (1) (2)	$53,989	$136,206	$(82,217)	(60)%
Noninterest income	5,768	11,343	(5,575)	(49)%
Total revenue before reversal of credit losses	59,757	147,549	(87,792)	(60)%
Reversal of credit losses (1)	(48,881)	(16,259)	(32,622)	NM
Compensation and employee benefits	27,289	52,832	(25,543)	(48)%
Other noninterest expense	16,795	7,230	9,565	132%
Total noninterest expense	44,084	60,062	(15,978)	(27)%
Segment income before income taxes	64,554	103,746	(39,192)	(38)%
Income tax benefit	(8,045)	(5,034)	(3,011)	NM
Segment net income	$72,599	$108,780	$(36,181)	(33)%
Average loans (3)	$—	$299,594	$(299,594)	(100)%
Average deposits (4)	$3,762,114	$4,326,415	$(564,301)	(13)%

	Nine Months Ended September 30,
			Change from 2025
($ in thousands)	2026	2025	$	%
Net interest income before reversal of credit losses (1) (2)	$346,225	$303,530	$42,695	14%
Noninterest income	26,758	26,279	479	2%
Total revenue before reversal of credit losses	372,983	329,809	43,174	13%
Reversal of credit losses (1)	(49,073)	(16,222)	(32,851)	NM
Compensation and employee benefits	91,074	105,215	(14,141)	(13)%
Other noninterest expense	43,415	31,306	12,109	39%
Total noninterest expense	134,489	136,521	(2,032)	(1)%
Segment income before income taxes	287,567	209,510	78,057	37%
Income tax benefit	(1,175)	(11,178)	10,003	NM
Segment net income	$288,742	$220,688	$68,054	31%
Average loans (3)	$—	$331,101	$(331,101)	(100)%
Average deposits (4)	$4,020,556	$4,373,658	$(353,102)	(8)%

NM — Not meaningful.
(1)Reflects the effects of the revised segment measurement methodologies described above, which changed the allocation of net interest income and provision for credit losses among the Company’s reportable segments but had no impact on consolidated results.
(2)Primarily represents income from the Company’s debt securities portfolio. See Note 4 — Securities to the Consolidated Financial Statements and Item 2. MD&A — Balance Sheet Analysis — Debt Securities in this Form 10-Q for additional information regarding the Company’s debt securities portfolio.
(3)Effective January 1, 2026, certain loans previously reflected in Treasury and Other were reallocated to the Commercial Banking and Consumer and Business Banking segments to align with the Company’s current internal management reporting.
(4)Prior-period deposit balances have been reclassified to conform with the current-period presentation following a change in the Company’s internal deposit allocation methodology.

Treasury and Other segment income before income taxes decreased $39 million or 38% to $65 million for the third quarter of 2026 compared with the same period in 2025. The decrease primarily reflected an $82 million decrease in net interest income, a $10 million increase in other noninterest expense, and a $6 million decrease in noninterest income, partially offset by a $33 million increase in reversal of credit losses and a $26 million decrease in compensation and employee benefits expense. For the first nine months of 2026, segment income before income taxes increased $78 million or 37%, to $288 million compared with the same period in 2025. The increase primarily reflected a $43 million increase in net interest income, a $33 million increase in reversal of credit losses, and a $14 million decrease in compensation and employee benefits expense, partially offset by a $12 million increase in other noninterest expense.

The decrease in net interest income for the third quarter of 2026 primarily reflected the revised FTP methodology. For the first nine months of 2026, the increase in net interest income primarily reflected lower interest expense on funding and higher interest income from AFS debt securities, partially offset by the impact of the revised FTP methodology.

The increase in reversal of credit losses for both periods primarily reflected the revised allocation methodology. The year-over-year increase was partially offset by an $18 million reversal of credit losses recognized in the third quarter of 2025 related to the payoff of purchased credit-impaired and workout loans. The decrease in noninterest income for the third quarter of 2026 primarily reflected lower income from bank-owned life insurance policies. The decrease in compensation and employee benefits expense for both periods primarily reflected additional compensation expense recognized in the third quarter of 2025 related to a change in recognition of equity award expense for retirement-eligible employees. The increase in other noninterest expense for both periods primarily reflected higher amortization of tax credit and CRA investments and higher computer- and software-related expense.

Balance Sheet Analysis

Debt Securities

The Company maintains a portfolio of high quality and liquid debt securities with a moderate duration profile and actively manages its overall portfolio credit, interest rate and liquidity risks. The Company’s debt securities generate interest income, provide contingent liquidity and funding flexibility, support asset-liability and interest rate risk management, and serve as collateral to enhance borrowing capacity. While the Company generally does not sell or trade its debt securities, it may sell AFS debt securities to manage liquidity, interest rate risk, regulatory requirements, or other strategic objectives.

The following table presents the distribution of the Company’s AFS and HTM debt securities portfolio by amortized cost and fair value as of September 30, 2026 and December 31, 2025, and by credit ratings as of September 30, 2026:

	September 30, 2026			December 31, 2025			Ratings as of September 30, 2026 (1)
($ in thousands)	Amortized Cost	Fair Value	% of Fair Value	Amortized Cost	Fair Value	% of Fair Value	AAA/AA	A	BBB	BB and Lower
AFS debt securities:
U.S. Treasury securities	$1,697,635	$1,649,102	11%	$1,010,053	$993,913	7%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	285,602	242,951	2%	287,687	257,654	2%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (2)	12,704,065	11,933,032	78%	10,544,278	10,397,991	79%	100%	—%	—%	—%
Municipal securities	268,488	216,354	1%	277,275	243,102	2%	100%	—%	—%	—%
Non-agency mortgage-backed securities	602,934	503,670	3%	667,195	584,735	4%	97%	—%	3%	—%
Corporate debt securities	484,704	384,202	3%	554,158	464,981	4%	—%	53%	43%	4%
Foreign government bonds	267,681	256,273	2%	247,249	238,455	2%	42%	58%	—%	—%
Asset-backed securities	—	—	—%	31,886	31,389	0%	—%	—%	—%	—%
Total AFS debt securities	$16,311,109	$15,185,584	100%	$13,619,781	$13,212,220	100%	97%	2%	1%	—%
HTM debt securities:
U.S. Treasury securities	$544,885	$530,749	22%	$540,666	$524,887	21%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise debt securities	1,009,192	808,133	35%	1,007,055	860,134	35%	100%	—%	—%	—%
U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities (3)	1,097,007	847,670	37%	1,136,874	943,227	38%	100%	—%	—%	—%
Municipal securities	183,626	129,120	6%	185,463	151,498	6%	100%	—%	—%	—%
Total HTM debt securities	$2,834,710	$2,315,672	100%	$2,870,058	$2,479,746	100%	100%	—%	—%	—%
Total debt securities	$19,145,819	$17,501,256		$16,489,839	$15,691,966

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
(2)Includes Government National Mortgage Association (“GNMA”) AFS debt securities totaling $10.5 billion of amortized cost and $10.0 billion of fair value as of September 30, 2026, and amortized cost and fair value both totaling $9.6 billion as of December 31, 2025.
(3)Includes GNMA HTM debt securities totaling $74 million of amortized cost and $57 million of fair value as of September 30, 2026, and $79 million of amortized cost and $65 million of fair value as of December 31, 2025.

The effective duration (defined as the sensitivity of the value of the portfolio to interest rate changes) of the Company’s AFS and HTM debt securities portfolios was 4.4 years and 5.1 years, respectively, as of September 30, 2026, compared with 3.0 years and 5.9 years, respectively, as of December 31, 2025. The increase in the effective duration of the AFS debt securities primarily reflected purchases of fixed-rate AFS securities, sales of floating-rate AFS securities, and duration extension resulting from higher interest rates during the period. The decrease in the HTM debt securities’ effective duration was primarily attributable to portfolio run-off.

Available-for-Sale Debt Securities

AFS debt securities increased $2.0 billion or 15%, from December 31, 2025, to $15.2 billion as of September 30, 2026. The increase primarily reflected purchases of agency mortgage-backed securities issued or guaranteed by U.S. government agencies and government-sponsored enterprises, as well as purchases of U.S. Treasury securities. AFS debt securities are carried at fair value with non-credit related unrealized gains and losses, net of tax, reported in Other comprehensive (loss) income on the Consolidated Statement of Comprehensive Income. Pre-tax net unrealized losses on AFS debt securities were $1.1 billion as of September 30, 2026, compared with $406 million as of December 31, 2025, primarily reflecting the impact of higher market interest rates on the fair value of fixed-rate debt securities during the period.

Substantially all AFS debt securities in an unrealized loss position were rated investment grade as of both September 30, 2026 and December 31, 2025. Based on the Company's evaluation, the unrealized losses were primarily attributable to changes in market interest rates rather than credit deterioration. For additional information regarding the policies, methodologies and judgments used to determine the allowance for credit losses on AFS debt securities, see Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Held-to-Maturity Debt Securities

All HTM debt securities were issued, guaranteed, or supported by U.S. government entities, agencies, or government-sponsored enterprises. Accordingly, the Company applied a zero credit loss assumption to these securities and recorded no allowance for credit losses as of both September 30, 2026 and December 31, 2025.

For additional information regarding the Company’s debt securities portfolio, see Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments and Note 4 — Securities to the Consolidated Financial Statements in this Form 10-Q.

Loan Portfolio

The Company offers a broad range of lending products to meet the financing needs of its commercial and consumer borrowers. The loan portfolio segments consist of commercial loans, which include C&I, CRE, multifamily residential, and construction and land loans, as well as consumer loans, which include single-family residential (“SFR”), home equity loans and other consumer loans.

The composition of the loan portfolio remained generally consistent as of September 30, 2026 compared with December 31, 2025, as illustrated in the charts below.

Total loans held-for-investment increased $2.8 billion or 5% to $59.7 billion as of September 30, 2026, from December 31, 2025, reflecting broad-based growth across the Company’s major loan portfolios. For additional information regarding loans held-for-investment, see Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

Commercial

The commercial loan portfolio, consisting of C&I and CRE loans, represented 70% of total loans held-for-investment as of both September 30, 2026 and December 31, 2025. The Company actively monitors the commercial loan portfolio for credit risk and reviews exposures for sensitivity to changes in economic and market conditions.

Commercial — Commercial and Industrial Loans. Total C&I loans increased $1.1 billion or 6% to $19.8 billion as of September 30, 2026. Total C&I loan commitments increased to $29.1 billion as of September 30, 2026 from $27.7 billion as of December 31, 2025, with a utilization rate of 68% as of September 30, 2026, compared with 67% as of December 31, 2025.

The C&I loan portfolio supports a broad range of commercial customers through diverse commercial business lending, working capital lines of credit, trade finance, letters of credit, asset-based lending, asset-backed finance, project finance, equipment financing and other commercial banking products. The majority of the C&I loans had variable interest rates as of both September 30, 2026 and December 31, 2025.

The Company’s portfolio of broadly syndicated C&I loans includes revolving or term loan facilities that are marketed and sold primarily to institutional investors. This portfolio totaled $1.1 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively. Loans to non-depository financial institutions (“NDFI”) totaled $8.1 billion and $7.6 billion as of September 30, 2026 and December 31, 2025, respectively. The NDFI portfolio is diversified across many lending areas, including capital call and management fee lending in our fund finance group, business credit, private equity, and mortgage credit facilities in our structured finance group, film and music library loans in our entertainment group, oil and gas royalty loans in our energy lending group, as well as loans to insurance companies and securities broker-dealers.

The C&I loan portfolio is diversified across a broad range of industries and customer relationships. The Company manages concentration risk through ongoing monitoring of industry, borrower and product exposures, and maintains exposure limits by industry and loan product as part of its credit risk management framework. The following table presents the industry composition of the Company’s C&I loan portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	%	Amount		%
Industry:
Real estate investment & management	$2,206,576	11%	$2,319,896		13%
Capital call lending	2,151,852	11%	1,997,835	(1)	11%
Media & entertainment	2,140,763	11%	2,227,571		12%
Food production & distribution	1,421,311	7%	1,109,996		6%
Manufacturing & wholesale	1,398,366	7%	1,162,245		6%
Financial services	1,373,912	7%	1,160,853		6%
Infrastructure & clean energy	1,155,152	6%	1,113,387		6%
Technology & telecommunications	692,361	3%	679,036		4%
Hospitality & leisure	635,700	3%	646,926		3%
Healthcare	597,665	3%	703,769		4%
Equipment finance	567,350	3%	447,117		2%
Oil & gas	564,062	3%	595,102		3%
Art finance	439,531	2%	503,326		3%
Consumer finance	330,110	2%	262,728		1%
General & other	4,111,613	21%	3,720,968	(1)	20%
Total C&I	$19,786,324	100%	$18,650,755		100%

(1)Prior-period balances have been reclassified for comparability.

Commercial — Total Commercial Real Estate Loans. The Company’s total CRE portfolio consists of CRE, multifamily residential, and construction and land loans. Credit risk is managed through underwriting standards and ongoing portfolio monitoring, including limits and reviews based on property type, geographical concentration, loan-to-value (“LTV”) ratios, and debt service coverage based on parameters established in compliance with supervisory guidance for CRE loans.

The Company’s total CRE loan portfolio remains well-diversified across property types with an average loan size of $3 million as of both September 30, 2026 and December 31, 2025. The following table presents the composition of the Company’s total CRE loans by property type as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
($ in thousands)	Amount	%	Weighted-average LTV (%) (1)	Amount	%	Weighted-average LTV (%) (1)
Property types:
Multifamily	$5,529,717	25%	50%	$5,112,328	24%	50%
Retail	4,688,709	21%	47%	4,509,328	21%	47%
Industrial	4,075,305	19%	46%	4,213,307	20%	46%
Hotel	2,622,688	12%	50%	2,482,765	12%	51%
Office	2,461,710	11%	54%	2,233,910	11%	52%
Healthcare	900,749	4%	51%	858,653	4%	51%
Construction and land	754,581	3%	51%	742,357	3%	51%
Other	1,061,438	5%	48%	1,109,125	5%	49%
Total CRE loans	$22,094,897	100%	49%	$21,261,773	100%	49%

(1)Weighted-average LTV is calculated using the most recent available appraisal and current loan commitment for each loan.

The following tables summarize the Company’s CRE, multifamily residential, and construction and land loans by geography as of September 30, 2026 and December 31, 2025. The geographic composition of the portfolio remained generally consistent with the Company's branch footprint and customer base, with California representing the largest concentration. The Company evaluates geographic concentrations in conjunction with local economic conditions, property market fundamentals, and portfolio performance as part of its ongoing credit risk management framework.

	September 30, 2026
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$8,244,287	52%	$2,598,807	47%	$315,533	42%	$11,158,627	50%
Northern California	2,834,754	18%	928,481	16%	167,882	22%	3,931,117	18%
California	11,079,041	70%	3,527,288	63%	483,415	64%	15,089,744	68%
Texas	1,086,737	7%	608,687	11%	79,816	11%	1,775,240	8%
New York	875,630	6%	332,196	6%	45,225	6%	1,253,051	6%
Washington	523,103	3%	151,028	3%	30,885	4%	705,016	3%
Arizona	320,861	2%	260,615	5%	13,912	2%	595,388	3%
Nevada	321,609	2%	157,920	3%	10,233	1%	489,762	2%
Other markets	1,603,618	10%	491,983	9%	91,095	12%	2,186,696	10%
Total loans	$15,810,599	100%	$5,529,717	100%	$754,581	100%	$22,094,897	100%

	December 31, 2025
($ in thousands)	CRE	%	Multifamily Residential	%	Construction and Land	%	Total CRE	%
Geographic markets:
Southern California	$7,908,374	51%	$2,387,149	47%	$252,265	34%	$10,547,788	50%
Northern California	2,760,043	18%	914,479	18%	149,090	20%	3,823,612	18%
California	10,668,417	69%	3,301,628	65%	401,355	54%	14,371,400	68%
Texas	1,129,088	7%	488,276	10%	154,241	21%	1,771,605	8%
New York	831,276	6%	349,909	7%	35,397	5%	1,216,582	6%
Washington	504,643	3%	158,186	3%	14,036	2%	676,865	3%
Arizona	339,272	2%	205,264	4%	38,192	5%	582,728	3%
Nevada	321,332	2%	160,103	3%	883	0%	482,318	2%
Other markets	1,613,060	11%	448,962	8%	98,253	13%	2,160,275	10%
Total loans	$15,407,088	100%	$5,112,328	100%	$742,357	100%	$21,261,773	100%

California represented 68% of total CRE loans as of both September 30, 2026 and December 31, 2025. As a result, portfolio performance may be influenced by economic conditions, CRE market activity, property values, and other market-specific factors within California. Changes in these factors could affect borrower repayment capacity, collateral values and the level of allowance for credit losses. For additional information regarding risks associated with the Company’s geographic concentration, see Item 1A. Risk Factors — Risks Related to Geographic and Political Uncertainties and Risks Related to Financial Matters in the Company’s 2025 Form 10-K.

Commercial — Commercial Real Estate Loans. The Company primarily provides financing to experienced real estate investors and developers with moderate levels of leverage, many of whom are long-time customers of the Bank. Credit risk is managed through underwriting standards that evaluate borrower cash flows, debt service coverage, collateral values and LTV ratios. Owner-occupied properties represented 19% and 20% of the CRE loans as of September 30, 2026 and December 31, 2025, respectively. The remaining CRE loans were secured by non-owner-occupied, income-producing properties, where 50% or more of the debt service for the loan relies on rental income generated by third-party tenants.

CRE loans may have fixed, variable or hybrid interest rate structures. To assist borrowers in managing interest rate risk, the Company offers derivative hedging products. As of September 30, 2026, 64% of our CRE portfolio had variable rates, of which 42% had customer-level interest rate derivative contracts in place. By comparison, as of December 31, 2025, 61% of our CRE portfolio had variable interest rates, of which 50% had customer-level interest rate derivative contracts in place.

Commercial — Multifamily Residential Loans. The multifamily residential loan portfolio primarily consists of loans secured by residential properties with five or more dwelling units. The Company offers a variety of first lien mortgages, including fixed- and variable-rate loans, as well as hybrid loans with interest rates that typically adjust annually following an initial fixed-rate period of three to 10 years.

Interest rate risk within the multifamily residential loan portfolio is influenced by variable-rate exposure and borrowers’ use of hedging strategies. As of September 30, 2026, 59% of our multifamily residential loan portfolio had variable interest rates, of which 42% had customer-level interest rate derivative contracts in place. In comparison, as of December 31, 2025, 57% of our multifamily residential loan portfolio had variable rates, of which 45% had customer-level interest rate derivative contracts in place.

Commercial — Construction and Land Loans. The construction and land loan portfolio provides financing for a diversified range of real estate projects across multiple property types. Construction loan exposure totaled $816 million as of September 30, 2026, consisting of $463 million in funded loans and $353 million in unfunded commitments, compared with $963 million as of December 31, 2025, consisting of $544 million in funded loans and $419 million in unfunded commitments.

Land loans totaled $292 million and $198 million as of September 30, 2026 and December 31, 2025, respectively. The Company actively monitors construction and land loan exposures through underwriting standards, project-specific reviews, and ongoing oversight of borrower performance, project progress, and collateral values.

Consumer

The residential mortgage loan portfolio consists of SFR and home equity loans that are primarily originated through the Bank’s branch network. The average residential mortgage loan size was $444 thousand and $439 thousand as of September 30, 2026 and December 31, 2025, respectively. The following tables present the geographic distribution and lien priority composition of the Company’s residential mortgage loan portfolios as of September 30, 2026 and December 31, 2025:

	September 30, 2026
($ in thousands)	SFR	%	Home Equity Loans	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,366,012	40%	$1,001,266	49%	$7,367,278	41%
Northern California	2,167,383	14%	420,635	20%	2,588,018	15%
California	8,533,395	54%	1,421,901	69%	9,955,296	56%
New York	4,085,534	26%	311,858	15%	4,397,392	25%
Washington	839,814	5%	183,026	9%	1,022,840	6%
Massachusetts	601,586	4%	70,950	4%	672,536	4%
Georgia	564,484	4%	28,644	1%	593,128	3%
Nevada	537,318	4%	41,013	2%	578,331	3%
Texas	526,883	3%	—	—%	526,883	3%
Other markets	19,051	0%	1,566	0%	20,617	0%
Total	$15,708,065	100%	$2,058,958	100%	$17,767,023	100%
Lien priority:
First mortgage	$15,708,065	100%	$1,430,017	69%	$17,138,082	96%
Junior lien mortgage	—	—%	628,941	31%	628,941	4%
Total	$15,708,065	100%	$2,058,958	100%	$17,767,023	100%
SFR loan portfolio type:
Traditional	$14,071,605	90%	$—	—%	$14,071,605	90%
Bridge to Home Ownership (“BTHO”)	1,636,460	10%	—	—%	1,636,460	10%
Total	$15,708,065	100%	$—	—%	$15,708,065	100%

	December 31, 2025
($ in thousands)	SFR	%	Home Equity Loans	%	Total Residential Mortgage	%
Geographic markets:
Southern California	$6,031,124	40%	$914,803	48%	$6,945,927	41%
Northern California	2,026,767	14%	392,461	20%	2,419,228	14%
California	8,057,891	54%	1,307,264	68%	9,365,155	55%
New York	4,067,708	27%	286,995	15%	4,354,703	26%
Washington	761,739	5%	188,146	10%	949,885	6%
Massachusetts	566,462	4%	68,375	4%	634,837	4%
Georgia	520,039	3%	21,500	1%	541,539	3%
Nevada	493,670	3%	38,072	2%	531,742	3%
Texas	513,038	4%	—	—%	513,038	3%
Other markets	22,002	0%	1,545	0%	23,547	0%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
Lien priority:
First mortgage	$15,002,549	100%	$1,337,066	70%	$16,339,615	97%
Junior lien mortgage	—	—%	574,831	30%	574,831	3%
Total	$15,002,549	100%	$1,911,897	100%	$16,914,446	100%
SFR loan portfolio type:
Traditional	$13,692,025	91%	$—	—%	$13,692,025	91%
BTHO	1,310,524	9%	—	—%	1,310,524	9%
Total	$15,002,549	100%	$—	—%	$15,002,549	100%

Consumer — SFR Loans — Traditional. The Company’s traditional SFR loan portfolio consists of fixed-rate, variable-rate and hybrid loans with hybrid loans generally repricing annually, following an initial fixed-rate period. The Company held a first lien position on all SFR loans as of both September 30, 2026 and December 31, 2025. A significant portion of the loan portfolio consists of reduced-documentation loans that generally require substantial borrower equity contributions at origination, resulting in low origination LTV ratios, typically 65% or less. The weighted-average LTV ratio was 48% and 49% as of September 30, 2026 and December 31, 2025, respectively. The combination of first-lien positions and low borrower leverage has historically resulted in very low delinquency and loss rates.

Consumer — SFR Loans — BTHO. The Company’s BTHO program is designed to expand access to home ownership for creditworthy low- to moderate-income borrowers. The Company held a first lien position on all BTHO loans as of September 30, 2026 and December 31, 2025. The weighted-average LTV ratio was 87% and 88% as of September 30, 2026 and December 31, 2025, respectively.

Consumer — Home Equity Loans. The Company's home equity loan portfolio consists primarily of revolving home equity lines of credit, as well as closed-end home equity loans. Total home equity commitments were $5.9 billion and $5.5 billion as of September 30, 2026 and December 31, 2025, respectively, with a utilization rate of 35% as of both dates. Substantially all unfunded home equity commitments are unconditionally cancellable. The Company held a first lien position on 69% and 70% of total outstanding home equity loans as of September 30, 2026 and December 31, 2025, respectively. Similar to the traditional SFR portfolio, a significant portion of home equity loans are reduced-documentation loans with relatively low LTV ratios, typically 65% or less. The weighted-average LTV ratio was 46% as of both September 30, 2026 and December 31, 2025. As a result, these loans have historically experienced low delinquency and loss rates. Substantially all home equity loans had variable interest rates as of September 30, 2026 and December 31, 2025.

Commercial and consumer loans are originated in accordance with the Company’s underwriting and credit administration standards, which are designed to evaluate borrower repayment capacity, collateral values, cash flows, leverage, and other relevant risk factors. The Company performs quality control reviews and periodic audits of lending activities including assessments of underwriting practices, documentation standards, and compliance with regulatory and legal requirements.

Foreign Outstandings

The Company’s international branches consist of its Hong Kong branch and the China subsidiary bank branches. These international branches are subject to risks inherent in conducting business internationally, including changes in economic conditions, regulatory requirements, geopolitical developments and foreign currency exchange rates. The following table presents selected financial assets held by the Company’s international branches as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Amount	% of Total Consolidated Assets	Amount	% of Total Consolidated Assets
Hong Kong branch:
Cash and cash equivalents	$1,051,227	1%	$860,332	1%
AFS debt securities (1)	$632,049	1%	$684,513	1%
Loans held-for-investment (2)	$1,347,970	2%	$1,133,442	1%
Total assets	$3,039,013	4%	$2,692,309	3%
China subsidiary bank branches:
Cash and cash equivalents	$717,826	1%	$640,986	1%
AFS debt securities (3)	$149,023	0%	$128,600	0%
Loans held-for-investment (2)	$1,349,731	2%	$1,223,236	2%
Total assets	$2,212,883	3%	$2,012,751	3%

(1)Comprised of U.S. government agency and U.S. government-sponsored enterprise mortgage-backed securities, U.S. Treasury securities, and foreign government bonds as of both September 30, 2026 and December 31, 2025.
(2)Primarily comprised of C&I loans as of both September 30, 2026 and December 31, 2025.
(3)Comprised of foreign government bonds as of both September 30, 2026 and December 31, 2025.

The Company’s international branches support its cross-border banking activities and customer relationships. The following table presents the total revenue generated by the Company’s international branches for the third quarters and first nine months of 2026 and 2025:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in thousands)	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue	Amount	% of Total Consolidated Revenue
Hong Kong branch:
Total revenue	$22,667	3%	$18,335	2%	$66,239	3%	$53,939	2%
China subsidiary bank branches:
Total revenue	$7,119	1%	$7,807	1%	$20,637	1%	$22,299	1%

Deposits

Deposits are the Company’s primary source of funding and have a significant impact on the Company’s net interest income and net interest margin. Additional funding sources include short-term borrowings and long-term debt. For further discussion of the Company’s liquidity position and funding strategy, see Item 2. MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q. The following table summarizes the Company’s deposits by product type as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025		Change
($ in thousands)	Amount	%	Amount	%	$	%
Deposits by product:
Noninterest-bearing demand	$18,539,391	26%	$16,697,099	25%	$1,842,292	11%
Interest-bearing checking	8,137,769	11%	7,989,255	12%	148,514	2%
Money market	16,934,855	24%	15,439,729	23%	1,495,126	10%
Savings	2,028,208	3%	1,671,804	2%	356,404	21%
Time deposits	25,852,416	36%	25,284,814	38%	567,602	2%
Total deposits	$71,492,639	100%	$67,082,701	100%	$4,409,938	7%

The Company’s deposit strategy focuses on growing and retaining relationship-based deposits to provide a stable and low-cost source of funding and liquidity. The Company offers a broad range of deposit products to meet the needs of its consumer and commercial customers and believes its deposit base is seasoned, stable and well-diversified. Total deposits increased $4.4 billion or 7% to $71.5 billion as of September 30, 2026 from $67.1 billion as of December 31, 2025. The increase was primarily driven by growth in noninterest-bearing demand and money market deposits.

The following table provides a breakdown of the Company’s deposits by segment and region as of September 30, 2026 and December 31, 2025:

				Change
($ in thousands)	September 30, 2026	December 31, 2025		$	%
Deposits by segment/region:
Consumer and Business Banking - U.S.	$37,270,185	$34,494,368		$2,775,817	8%
Commercial Banking - U.S.	25,674,675	24,115,647	(1)	1,559,028	6%
International Branches (2)	4,264,566	3,875,631		388,935	10%
Treasury and Other - U.S. (3)	4,283,213	4,597,055	(1)	(313,842)	(7)%
Total deposits	$71,492,639	$67,082,701		$4,409,938	7%

(1)Prior-period balances have been reclassified to conform to the current period presentation due to a change in allocation methodology.
(2)Deposits of our Hong Kong branch and China subsidiary bank branches are a subset of Commercial Banking segment deposits.
(3)Treasury and Other segment deposits primarily consist of wholesale, public funds, and brokered deposits managed by the Company’s Treasury department.

Customer deposit accounts held at U.S. offices are insured by the FDIC for up to $250,000 per depositor, per ownership category. Consistent with regulatory reporting requirements, uninsured deposits represent the portion of deposit accounts that exceed FDIC insurance limits and are reported in Schedule RC-O Memorandum, Item 2 of the Bank's Call Report.

Management also monitors uninsured deposits excluding collateralized and affiliate deposits, as collateralized deposits are secured and affiliate deposits are eliminated in consolidation. Management believes this measure provides additional insight into the level of uninsured customer deposits that may be more directly sensitive to changes in market conditions. The following table summarizes the Company’s uninsured domestic deposit balances as reported on Schedule RC-O Memorandum, Item 2 of the Bank’s Call Report as of September 30, 2026 and December 31, 2025, after certain adjustments:

($ in thousands)		September 30, 2026	December 31, 2025
Uninsured deposits, per regulatory requirements (1)		$37,408,920	$33,431,037
Less: Collateralized deposits		(4,026,565)	(4,464,567)
Affiliate deposits		(94,894)	(131,106)
Uninsured deposits, excluding collateralized and affiliate deposits	(a)	$33,287,461	$28,835,364

Total domestic deposits per Call Report	(b)	$67,485,961	$63,460,378
Uninsured deposits, excluding collateralized and affiliate deposits, ratio	(a)/(b)	49%	45%

(1)Uninsured deposits, per regulatory requirements, represent the portion of deposit accounts in U.S. branches that exceed the FDIC insurance limit as reported on Schedule RC-O Memorandum, Item 2 of the Bank’s Call Report.

Additional information regarding the impact of deposits on net interest income, including average deposit balances and rates, is provided in Item 2. MD&A — Results of Operations — Net Interest Income in this Form 10-Q. For further discussion on the impact of deposits as a liquidity and funding source, see Item 2. MD&A — Risk Management — Liquidity Risk Management in this Form 10-Q.

Capital

The Company maintains capital levels designed to support balance sheet growth, absorb potential losses under a range of economic conditions, and comply with applicable regulatory capital requirements. Capital planning is integrated into the Company’s strategic and financial planning processes and includes stress testing to assess the potential impact of adverse economic and interest rate scenarios on capital adequacy.

The Company’s stockholders’ equity increased $141 million or 2% to $9.0 billion as of September 30, 2026 from $8.9 billion as of December 31, 2025. The increase was primarily driven by $1.1 billion of net income, partially offset by $560 million of other comprehensive loss, $334 million of cash dividends declared, and $125 million of share repurchases, including open-market repurchases and shares withheld for employee tax obligations upon vesting of restricted stock units. Additional information regarding changes in stockholders’ equity is provided in Item 1. Consolidated Financial Statements — Consolidated Statement of Changes in Stockholders’ Equity in this Form 10-Q.

On January 22, 2025, the Company’s Board of Directors authorized the repurchase of up to $300 million of East West common stock through December 31, 2026. The Company did not repurchase any common stock during the third quarter of 2026, compared with $26 million for the same period in 2025. During the nine months ended September 30, 2026, the Company repurchased $99 million of its common stock, compared with $114 million for the same period in 2025. As of September 30, 2026, $117 million remained available under the share repurchase authorization.

The Company paid a cash dividend of $0.80 and $0.60 per share during the third quarters of 2026 and 2025, respectively. In October 2026, the Company’s Board of Directors declared a fourth-quarter cash dividend of $0.80 per share, payable on November 17, 2026, to stockholders of record as of November 2, 2026.

Regulatory Capital and Ratios

Federal banking regulations require banking organizations to maintain capital levels that are commensurate with the degree of risk inherent in their business activities. The Company and the Bank are subject to the Basel III Capital Rules. Additional information regarding applicable regulatory capital requirements is provided in Item 1. Business — Supervision and Regulation — Regulatory Capital Requirements in the Company’s 2025 Form 10-K.

The following table presents the capital ratios of the Company and the Bank as of September 30, 2026 and December 31, 2025, as well as the minimum regulatory capital requirements and well-capitalized standards applicable under the Basel III Capital Rules, and those required by regulatory agencies for capital adequacy and well-capitalized classification purposes:

	Basel III Capital Rules
	September 30, 2026		December 31, 2025
	Company	Bank	Company	Bank	Minimum Regulatory Requirements	Minimum Regulatory Requirements including Capital Conservation Buffer	Well-Capitalized Requirements
Risk-based capital ratios:
Common Equity Tier 1 (“CET1”) (1)	15.4%	13.7%	15.1%	13.9%	4.5%	7.0%	6.5%
Tier 1 capital (2)	15.4%	13.7%	15.1%	13.9%	6.0%	8.5%	8.0%
Total capital	16.7%	14.9%	16.4%	15.1%	8.0%	10.5%	10.0%
Tier 1 leverage (1)	11.1%	9.9%	10.9%	10.0%	4.0%	4.0%	5.0%

(1)The well-capitalized CET1 capital ratio and Tier 1 leverage requirements apply only to the Bank. Bank holding companies are not subject to well-capitalized requirements for these ratios.
(2)Well-capitalized Tier 1 risk-based capital ratio requirements for the Company and the Bank are 6.0% and 8.0%, respectively.

The Company is committed to maintaining strong capital levels to assure its investors, customers and regulators that the Company and the Bank are financially sound. As of both September 30, 2026 and December 31, 2025, the Company and the Bank continued to exceed all “well-capitalized” capital requirements and the minimum capital requirements under the Basel III Capital Rules. Total risk-weighted assets increased $3.5 billion or 6% to $61.3 billion as of September 30, 2026 from $57.8 billion as of December 31, 2025, primarily due to loan growth.

Risk Management

Overview

The Company is exposed to a variety of risks in the normal course of business, including credit, liquidity, market, operational, reputational, legal, compliance, Bank Secrecy Act/Anti-Money Laundering & Office of Foreign Assets Control, strategic, and technology risk. The Company maintains a Board-approved enterprise risk management (“ERM”) framework designed to identify, assess, monitor, manage and report risks across the organization. The ERM framework supports risk-informed decision-making and provides a structured approach for managing both existing and emerging risks.

The Board of Directors, through its Risk Oversight Committee (“ROC”), oversees the Company’s risk profile, risk appetite and risk management framework. Under the authority of the ROC, management committees are responsible for implementing risk management strategies and monitoring risks within their respective areas of responsibility.

The Company’s ERM program is aligned with the three lines of defense model. The first line of defense is comprised of revenue generating, operational and support units, including the Senior Credit Supervision function, which oversees credit risk policies, risk ratings and credit portfolio monitoring. The second line of defense is comprised of risk management and control functions that provide independent risk oversight of first line activities and report to the Chief Risk Officer. The Chief Risk Officer reports to both the ROC and the Chief Executive Officer. The third line of defense is comprised of the Internal Audit and Independent Asset Review (“IAR”) functions. Internal Audit reports to the Chief Audit Executive (“CAE”), who reports to the Board’s Audit Committee. Internal Audit provides assurance and evaluates the effectiveness of risk management, control, and governance processes as established by the Company. IAR serves as an internal loan review and independent credit risk monitoring function within the Bank that works under the direction of the CAE and reports to the Audit Committee. IAR provides management and the Audit Committee with an objective and independent assessment of the Bank’s credit profile and credit risk management processes. The following sections discuss the Company’s primary risk categories and related risk management practices.

Credit Risk Management

Credit risk is the risk of loss arising from a borrower’s or counterparty’s failure to meet its contractual obligations. Credit risk exists in many of the Company’s financial assets and exposures including loans, debt securities and certain derivatives. Lending activities represent the Company’s most significant source of credit risk exposure.

The Company manages credit risk through underwriting standards, portfolio diversification, risk rating processes, concentration limits, ongoing credit monitoring, and independent credit review. At the management level, the Credit Risk Management Committee oversees the implementation and administration of credit risk policies and processes across the organization.

A key component of the Company's credit risk management framework is disciplined underwriting and ongoing portfolio monitoring. Management assesses credit quality and portfolio performance through a combination of quantitative and qualitative measures, including credit quality indicators, nonperforming asset levels, delinquency trends, net charge-offs, portfolio concentrations and allowance for credit losses analyses.

Credit Quality

The Company utilizes an internal credit risk rating system to evaluate, monitor, and manage credit risk within the loan portfolio. Additional information regarding the Company’s credit quality indicators and internal credit risk rating methodology is included in Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the Company’s criticized loans as of September 30, 2026 and December 31, 2025:

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Criticized loans:
Special Mention loans	$475,469	$344,876	$130,593	38%
Classified loans (1)	878,139	796,273	81,866	10%
Total criticized loans (2)	$1,353,608	$1,141,149	$212,459	19%

Special Mention loans to loans held-for-investment	0.80%	0.61%
Classified loans to loans held-for-investment	1.47%	1.40%
Criticized loans to loans held-for-investment	2.27%	2.01%

(1)Consists of Substandard, Doubtful and Loss categories.
(2)Excludes loans held-for-sale.

Criticized loans increased $212 million or 19%, to $1.4 billion as of September 30, 2026. This increase primarily reflected higher Special Mention C&I loans, and higher classified C&I and CRE loans, partially offset by a decrease in Special Mention CRE loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans held-for-investment, nonperforming loans held-for-sale, OREO and other nonperforming assets. Other nonperforming assets and OREO include repossessed assets and properties, respectively, acquired through foreclosure, or through full or partial satisfaction of loans held-for-investment.

The following table presents nonperforming assets information as of September 30, 2026 and December 31, 2025:

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Commercial:
C&I	$49,768	$52,244	$(2,476)	(5)%
CRE:
CRE	43,979	38,546	5,433	14%
Multifamily residential	264	292	(28)	(10)%
Construction and land	19,813	27,810	(7,997)	(29)%
Total CRE	64,056	66,648	(2,592)	(4)%
Consumer:
Residential mortgage:
SFR — Traditional	31,605	26,742	4,863	18%
SFR — BTHO	5,997	2,899	3,098	107%
Home equity loans	22,913	17,167	5,746	33%
Total residential mortgage	60,515	46,808	13,707	29%
Other consumer	16	142	(126)	(89)%
Total nonaccrual loans	174,355	165,842	8,513	5%
OREO, net	64,362	21,183	43,179	204%
Nonperforming loans held-for-sale	17,425	20,976	(3,551)	(17)%
Total nonperforming assets	$256,142	$208,001	$48,141	23%
Nonperforming assets to total assets	0.30%	0.26%
Nonaccrual loans to loans held-for-investment	0.29%	0.29%
ALLL to nonaccrual loans	496%	488%

Loans are generally placed on nonaccrual status when they become 90 days past due or when full collection of principal or interest is no longer probable, regardless of delinquency status. This determination is based on an evaluation of the borrower’s financial condition, repayment capacity, collateral protection, and other relevant factors. Additional information regarding the Company’s nonaccrual loan policy is provided in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Loans Held-for-Investment to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Nonaccrual loans increased $9 million or 5%, to $174 million as of September 30, 2026. The increase primarily reflected additional CRE, C&I and residential mortgage loans placed on nonaccrual status, partially offset by C&I charge-offs and payoffs, CRE loans transferred to OREO, and residential mortgage and CRE loans returning to accrual status. As of September 30, 2026, $17 million or 10% of nonaccrual loans were less than 90 days delinquent, compared with $27 million or 16% as of December 31, 2025.

The following table presents accruing loans past due as of September 30, 2026 and December 31, 2025:

	Total Accruing Past Due Loans (1)		Change		Percentage of Loan Class
($ in thousands)	September 30, 2026	December 31, 2025	$	%	September 30, 2026	December 31, 2025
Commercial:
C&I	$37,711	$26,044	$11,667	45%	0.19%	0.14%
CRE:
CRE	25,581	13,994	11,587	83%	0.16%	0.09%
Multifamily residential	539	1,253	(714)	(57)%	0.01%	0.02%
Total CRE	26,120	15,247	10,873	71%	0.12%	0.07%
Total commercial	63,831	41,291	22,540	55%	0.15%	0.10%
Consumer:
Residential mortgage:
SFR — Traditional	94,060	58,550	35,510	61%	0.67%	0.43%
SFR — BTHO	18,479	15,134	3,345	22%	1.13%	1.15%
Home equity loans	27,180	34,650	(7,470)	(22)%	1.32%	1.81%
Total residential mortgage	139,719	108,334	31,385	29%	0.79%	0.64%
Other consumer	1,938	77	1,861	NM	3.10%	0.15%
Total consumer	141,657	108,411	33,246	31%	0.79%	0.64%
Total	$205,488	$149,702	$55,786	37%	0.34%	0.26%

NM — Not meaningful.
(1)There were no accruing loans past due 90 days or more as of both September 30, 2026 and December 31, 2025.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of expected credit losses of financial assets measured at amortized cost and certain off-balance sheet credit exposures. Additional information regarding the Company’s allowance for credit losses methodology, significant judgments and assumptions is provided in Item 7. MD&A — Critical Accounting Estimates and Item 8. Financial Statements — Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, and Note 6 — Loans Receivable and Allowance for Credit Losses to the Consolidated Financial Statements in this Form 10-Q.

The following table presents the allocation of the allowance for credit losses by loan portfolio segments, debt securities and unfunded credit commitments as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
($ in thousands)	Allowance Allocation	% of Total Loan Class	Allowance Allocation	% of Total Loan Class
ALLL
Commercial:
C&I	$490,451	2.48%	$475,613	2.55%
CRE:
CRE	235,522	1.49%	221,494	1.44%
Multifamily residential	45,615	0.82%	36,555	0.72%
Construction and land	18,106	2.40%	15,468	2.08%
Total CRE	299,243	1.35%	273,517	1.29%
Total commercial	789,694	1.89%	749,130	1.88%
Consumer:
Residential mortgage:
SFR — Traditional	20,106	0.14%	19,040	0.14%
SFR — BTHO	46,995	2.87%	34,423	2.63%
Home equity loans	6,281	0.31%	5,804	0.30%
Total residential mortgage	73,382	0.41%	59,267	0.35%
Other consumer	1,555	2.49%	1,376	2.69%
Total consumer	74,937	0.42%	60,643	0.36%
Total ALLL	$864,631	1.45%	$809,773	1.42%
Allowance for debt securities	$—		$1,900
Allowance for unfunded credit commitments	$48,187		$48,690
Total allowance for credit losses	$912,818		$860,363

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average loans held-for-investment	$58,888,651	$55,201,577	$58,049,838	$54,280,353
Net charge-offs	$21,560	$18,140	$60,762	$48,072
Annualized net charge-offs to average loans held-for-investment	0.15%	0.13%	0.14%	0.12%

Liquidity Risk Management

Liquidity. Liquidity risk is the risk that the Company will be unable to meet its obligations as they come due without incurring unacceptable losses or significantly increasing funding costs. Liquidity risk also includes the risk of unexpected deposit outflows and the inability to access funding sources at a reasonable cost when needed. Effective liquidity management is essential to supporting the Company’s operating activities, balance sheet strategy and overall financial strength. The Company’s liquidity management framework is designed to maintain sufficient liquidity to meet expected and unexpected cash flow obligations under both normal and stressed market conditions. To achieve this objective, the Company maintains a diversified funding profile, readily available liquid assets, and access to a broad range of funding sources.

The ROC oversees the Company’s liquidity risk management framework. At the management level, the Company’s Asset/Liability Committee (“ALCO”) establishes the liquidity guidelines that govern the day-to-day active management of the Company’s liquidity position by requiring sufficient asset-based liquidity to cover potential funding requirements and avoid over-dependence on volatile, less reliable funding markets. These guidelines are established and monitored for both the Bank and East West on a stand-alone basis to support East West’s ability to serve as a source of strength for its subsidiaries. The ALCO regularly monitors the Company’s liquidity status and related management processes, and provides regular reports on the Company’s liquidity position relative to policy limits and guidelines to the Board of Directors. The Company believes its liquidity management practices have been effective under normal operating and stressed market conditions.

The Company also maintains a contingency funding plan that outlines escalation procedures, management actions, roles and responsibilities, and communication protocols to address potential liquidity stress events. The contingency funding framework incorporates a series of internal and external early warning indicators designed to identify emerging liquidity risks and facilitate timely management response. The contingency funding plan is reviewed and tested periodically, including through simulated liquidity stress scenarios, to evaluate the effectiveness of response strategies and organizational readiness.

Liquidity Sources — Deposits. Deposits remain the Company’s primary source of funding and provide a stable and cost-effective source of liquidity. Our loans are primarily funded by deposits, which amounted to $71.5 billion as of September 30, 2026, compared with $67.1 billion as of December 31, 2025. The Company’s loan-to-deposit ratio was 84% and 85% as of September 30, 2026 and December 31, 2025, respectively, reflecting continued loan growth supported by a strong deposit base. For further discussion of deposit trends and compositions, see Item 2. MD&A — Balance Sheet Analysis — Deposits in this Form 10-Q.

Other Liquidity Sources. In addition to deposits, the Company maintains access to diversified wholesale funding sources and the capital markets to support its liquidity needs. The availability and cost of these funding sources may be influenced by market conditions, market liquidity and the Company’s credit profile. Management actively monitors funding diversification and liquidity capacity to mitigate concentration and refinancing risks.

As of September 30, 2026, outstanding FHLB advances totaled $3.0 billion, consistent with the total as of December 31, 2025. The FHLB advances as of September 30, 2026 consisted of term borrowings with fixed and floating interest rates ranging from 3.87% to 4.10% and remaining maturities ranging from 20 days to one year. The Company had $964 million of gross repurchase agreements as of September 30, 2026, all of which matured during October 2026. No repurchase agreements were outstanding as of December 31, 2025. Long-term debt, consisting of junior subordinated debt that qualifies as Tier 2 regulatory capital, totaled $33 million and $32 million as of September 30, 2026 and December 31, 2025, respectively.

To support its liquidity management framework, the Company pledges eligible loans or debt securities to the FHLB and the Federal Reserve Bank (“FRB”) discount window as collateral, and maintains securities prepositioned for access to the FRB Standing Repurchase Agreement Facility (“SRF”). The Company regularly monitors the availability and sufficiency of eligible collateral and maintains operational readiness to access these funding sources. Borrowing capacity is dependent on the eligibility and valuation of pledged collateral and is subject to applicable FHLB and FRB requirements. The Company remained within all established liquidity risk limits as of September 30, 2026, and believes its available liquidity sources were sufficient to meet both expected and potential contingent funding needs.

The Company maintains a diversified portfolio of on-balance-sheet liquidity resources and borrowing capacity, including cash and cash equivalents, prepositioned and unpledged debt securities, and secured borrowing capacity supported by eligible loans and debt securities pledged as collateral. The following table summarizes the Company’s total available liquidity as of September 30, 2026 and December 31, 2025:

			Change
($ in thousands)	September 30, 2026	December 31, 2025	$	%
Cash and cash equivalents	$4,635,318	$4,188,139	$447,179	11%
Interest-bearing deposits with banks	12,186	16,189	(4,003)	(25)%
Unused secured borrowing capacity from:
FRB	14,087,738	13,235,104	852,634	6%
FHLB	12,608,734	11,849,692	759,042	6%
Fair value of prepositioned and unpledged securities:
Securities prepositioned for FRB SRF	8,865,572	4,822,741	4,042,831	84%
Other unpledged securities	4,506,032	6,659,487	(2,153,455)	(32)%
Total available liquidity	$44,715,580	$40,771,352	$3,944,228	10%

The Company’s total available liquidity increased $3.9 billion or 10% to $44.7 billion as of September 30, 2026, from $40.8 billion as of December 31, 2025. The increase was primarily driven by growth in securities prepositioned for the FRB SRF, increased secured borrowing capacity and higher levels of cash and cash equivalents.

Cash Requirements. In the ordinary course of business, the Company enters into contractual and other obligations that may require future cash payments, including customer deposit withdrawals, repayments of short- and long-term borrowings, and other cash commitments. Additional information regarding these obligations is provided in Note 9 — Deposits to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, and Note 7 — Affordable Housing Partnership, Tax Credit and Community Reinvestment Act Investments, Net and Note 8 — Federal Home Loan Bank Advances and Long-Term Debt to the Consolidated Financial Statements in this Form 10-Q.

The Company also enters into off-balance sheet arrangements in the normal course of business, including loan commitments, commercial letters of credit for foreign and domestic trade, standby letters of credit (“SBLCs”), and financial guarantees. Because many of these commitments are expected to expire unused or be only partially utilized, their contractual amounts do not necessarily represent future cash requirements. The Company does not expect these commitments as of September 30, 2026 to have a material current or future impact on the Company’s liquidity, financial condition or results of operations. Additional information about the Company’s loan commitments, commercial letters of credit and SBLCs is provided in Note 9 — Commitments and Contingencies to the Consolidated Financial Statements in this Form 10-Q.

The Consolidated Statement of Cash Flows included in this Form 10-Q summarizes the Company’s sources and uses of cash for the first nine months of 2026 and 2025. Cash generated from operating activities, together with available liquidity resources, supports ongoing business operations, loan growth, investment activities, debt service obligations, dividends, and share repurchases.

Liquidity for East West. In addition to managing liquidity at the Bank level, the Company manages liquidity at the parent company level for various operating needs including dividend payments, common stock repurchases, debt service, capital contributions to subsidiaries and other corporate activities. East West’s primary source of liquidity is cash dividends from its subsidiary, East West Bank, subject to applicable regulatory and statutory restrictions. For additional information regarding these restrictions, see Item 1. Business — Supervision and Regulation — Dividends and Other Transfers of Funds in the Company’s 2025 Form 10-K.

East West held $967 million in cash and cash equivalents and balances due from the Bank as of September 30, 2026, compared with $664 million in cash and cash equivalents as of December 31, 2025. Management believes that East West has sufficient liquidity to meet the projected cash obligations for at least the next 12 months.

Liquidity Stress Testing. The Company performs liquidity stress testing to evaluate the adequacy of liquidity resources under a range of institution-specific and market-wide stress scenarios. These scenario analyses incorporate assumptions reflecting the Company’s liquidity risk profile, including its balance sheet and off-balance sheet exposures, funding structure, business activities, and organizational structure under institution-specific and market-wide stress conditions. Stress testing is used to identify potential funding gaps across various time horizons and to assess the adequacy of available liquidity sources under adverse conditions. The Company maintains contingency funding plans on both the consolidated and individual legal-entity levels that establish response strategies and funding alternatives for potential liquidity stress events.

As of September 30, 2026, the Company believes it has maintained sufficient liquidity resources to support ongoing operations, meet contractual obligations, and satisfy expected and potential contingent funding requirements under both normal and stressed operating conditions. Management is not aware of any events or uncertainties that are reasonably likely to have a material adverse effect on the Company’s liquidity, capital resources or results of operations. For additional information regarding risks that may affect liquidity, see Item 1A. Risk Factors in the Company’s 2025 Form 10-K.

Market Risk Management

Market risk refers to the risk of loss from adverse changes in market factors, including interest rates, foreign exchange rates, commodity prices, and credit spreads. The Company’s primary market risk exposure is interest rate risk, which arises from differences in the repricing and maturity characteristics of assets, liabilities, and off-balance sheet instruments, as well as changes in the behavior and composition of deposits, generated through its lending, deposit-gathering, and investment activities. The Company manages interest rate risk through its asset-liability management framework, which is designed to evaluate and balance the potential impact of changing interest rates on earnings, capital, and liquidity. There have been no significant changes in our market risk management practices since December 31, 2025. Additional information regarding the Company’s market risk management framework is provided in Item 7. MD&A — Risk Management — Market Risk Management in the Company’s 2025 Form 10-K.

Interest Rate Risk Management

Interest rate risk is the risk that changes in market interest rates could adversely affect the Company’s earnings and capital. It arises from differences in the timing and amount of repricing and cash flows of the Company’s on- and off-balance sheet positions. These exposures stem primarily from the Company’s lending and deposit-gathering activities, as well as its investments, funding, and hedging activities. The Company is subject to interest rate risk because:

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

The Company measures and monitors interest rate risk through a range of risk management tools, including a simulation model that performs monthly interest rate sensitivity analyses under multiple interest rate scenarios against a baseline. The model incorporates market forward rate expectations and the Company’s interest-earning assets and interest-bearing liabilities. Analyses are performed using a dynamic balance sheet that reflects anticipated growth or changes in deposit composition. The modeled scenarios include an instantaneous and gradual parallel shift in the yield curve (“linear rate ramp”), as well as alternative yield curve assumptions, including flattening, steepening or inversion scenarios. The Company uses the results of these analyses to evaluate and guide balance sheet management strategies to achieve a desired risk profile within its capital and liquidity guidelines.

The Company’s net interest income simulation utilizes a dynamic balance sheet methodology which incorporates market forward rates, while the economic value of equity (“EVE”) simulation assumes balance sheet run-off and utilizes the par spot curve. The modeled scenarios include parallel shocks for both instantaneous and gradual net interest income simulations. These simulations conform with industry-standard scenario definitions and enhance interpretability and comparability.

The net interest income simulation model is based on the maturity and repricing characteristics of the Company’s interest rate-sensitive assets, liabilities, and related derivative contracts. This model incorporates a range of assumptions that management believes are reasonable but that may have a significant impact on the results, including the timing and magnitude of interest rate changes, yield curve evolution and shape, the correlation between various interest rate indices, future repricing characteristics and spreads relative to benchmark rates, and the effect of interest rate floors and caps. The modeled results are highly sensitive to deposit mix and deposit beta assumptions, which are derived from a regression analysis of the Company’s historical deposit data.

Simulation results are highly dependent on modeled behaviors and input assumptions. To the extent that actual behaviors are different from the assumptions used in the models, there could be material changes to the interest rate sensitivity results. The key behavioral models impacting interest rate sensitivity simulations include deposit repricing, deposit balance forecasts, and mortgage prepayments. These models and assumptions are documented, supported, and back-tested quarterly to assess their reasonableness and effectiveness. The Company also regularly monitors the sensitivity of the other important modeling assumptions, such as loan and security prepayments and early withdrawal on fixed-rate customer liabilities. The Company makes appropriate calibrations to the model as needed and continually validates the model, methodology and results. Changes to key model assumptions are reviewed by the Technical ALCO, a subcommittee of ALCO. Scenario results do not reflect strategies that management could employ to limit the impact of changing interest rate expectations. The simulation does not represent a forecast of the Company’s net interest income but is a tool utilized to assess the risk of the impact of changing market interest rates across a range of interest rate environments.

The Company employs a variety of quantitative and qualitative approaches to capture historical deposit repricing and balance behaviors. These historical observations are performed at a granular level based on key product characteristics, including distinctions for brokered, public, and large commercial deposits, which are then combined with forward-looking market expectations and the competitive landscape to generate the deposit repricing and balance forecasting models. The Company uses these deposit repricing models to forecast deposit interest expense. The repricing models provide sufficient granularity to reflect key behavioral differences across product and customer types. Deposit beta, which reflects the extent to which changes in the effective federal funds rate are passed through to deposit rates, is a key assumption underlying the deposit rate forecast. As of September 30, 2026, the Company assumed a weighted-average beta of approximately 54%.

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

Twelve-Month Net Interest Income Simulation

Net interest income simulation modeling measures interest rate risk through earnings volatility. The simulation projects the effects of changes in interest rates on the cash flows of interest-earning assets and interest-bearing liabilities, over a specified time horizon and under defined interest rate scenarios. These simulations provide insight into the potential impact of market rate changes on earnings and support risk management decisions. The Company assesses interest rate risk by comparing the changes in net interest income across a range of interest rate scenarios.

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

	Net Interest Income Volatility
Change in Interest Rates (in bps)	September 30, 2026	December 31, 2025
+200 Gradual rate ramp	2.0%	3.4%
+100 Gradual rate ramp	1.1%	1.7%
-100 Gradual rate ramp	(1.6)%	(1.5)%
-200 Gradual rate ramp	(3.2)%	(3.0)%

As of September 30, 2026, the Company’s net interest income profile remains modestly asset-sensitive under gradual ramped shifts in interest rates, with a higher proportion of interest-earning assets repricing in the near term compared to interest-bearing liabilities. This position is primarily driven by a significant volume of variable-rate loans indexed to Prime and Term Secured Overnight Financing Rate (“SOFR”). A declining rate environment could negatively impact the net interest income. However, this potential impact could be partially mitigated by several structural factors, including balance sheet growth and mix evolution, ongoing reinvestment of cash flows into assets at rates above legacy lower yielding instruments, and prevailing yield-curve conditions. Compared with December 31, 2025, the net interest income volatility for rising rate ramps decreased due to a shift into fixed rate assets while the net interest income volatility increased for decreasing rate ramps as a result of changes in the market implied forward rates.

To reduce net interest income volatility, the Company has designated $4.0 billion in notional value of interest rate contracts as cash flow hedges, which are estimated to mitigate net interest income variability by approximately 1.18% of base net interest income for every 100 bps change in interest rates. A portion of the Company’s interest-bearing deposit portfolio consists of non-maturity deposits that are not directly indexed to short-term rates but remain sensitive to rate changes. The Company actively manages deposit pricing and employs quantitative models to evaluate and forecast deposit behavior under various interest rate scenarios.

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

The following table presents the Company’s EVE sensitivity related to an instantaneous parallel shift in market interest rates by 100 and 200 bps as of September 30, 2026 and December 31, 2025.

	EVE Volatility (1)
Change in Interest Rates (in bps)	September 30, 2026	December 31, 2025
+200	(17.3)%	(14.1)%
+100	(8.8)%	(6.6)%
-100	8.0%	5.2%
-200	13.0%	9.5%

(1)The percentage change represents net present value change of the balance sheet as of the analysis date versus various interest rate scenarios.

As of September 30, 2026, the Company’s EVE is expected to decrease when interest rates rise. The EVE sensitivity represents a duration mismatch between fixed-rate assets and fixed-rate liabilities where more fixed-rate assets are expected to produce more stable net interest income in the short term but may lead to decreases in net present value of future cash flows.

Derivatives

The Company uses derivative instruments as part of its overall market risk management strategy to manage exposures arising from changes in interest rates and foreign currency exchange rates. The Company does not use derivatives for speculative purposes. Hedging transactions may be implemented using a variety of derivative instruments such as swaps, forwards, options, and collars. Interest rate derivatives are primarily used to reduce earnings volatility associated with changes in cash flows from certain variable-rate commercial loans. As part of its asset-liability management strategy, the Company utilizes cash flow hedges, including interest rate swaps and collars, to mitigate the impact of changing interest rates on future net interest income.

The Company also enters into derivative transactions to meet customers’ risk management objectives. These transactions primarily assist commercial customers in managing exposure to fluctuations in interest rates, foreign currencies and commodity prices. To economically hedge these customer-related derivative exposures, the Company enters into offsetting derivative contracts with third-party financial institutions. As a result, changes in the fair value of customer derivatives are generally offset by changes in the fair value of the associated offsetting positions, except for the effects of credit valuation adjustments and differences in contractual pricing spreads. The Company also enters into foreign exchange contracts that are not designated as accounting hedges to economically offset the impact of foreign currency fluctuations on certain foreign currency on-balance sheet assets and liabilities and to support certain foreign currency funding needs.

Derivative transactions expose the Company to counterparty credit risk arising from the potential failure of a counterparty to perform under contractual terms. This counterparty credit risk is a multi-dimensional form of risk, affected by both the exposure and credit quality of the counterparty, both of which are sensitive to market-induced changes. The Company’s Credit Risk Management Committee provides oversight of credit risk, and the Company manages this risk through established credit approval processes, counterparty exposure limits, collateral arrangements, legally enforceable master netting agreements, and diversification across counterparties. Certain derivative contracts are cleared through central clearing organizations, where variation margin is exchanged daily to reduce credit exposure. The Company also utilizes credit risk participation agreements to transfer a portion of the counterparty credit risk associated with certain interest rate swap transactions to third-party financial institutions. In addition, derivative valuations incorporate credit valuation adjustments and other market-standard techniques to reflect both counterparty and the Company's own nonperformance risk. As of September 30, 2026, the Company was not aware of any counterparty defaults and did not incur any material credit losses related to derivative activities.

The following tables summarize derivative instruments designated as accounting hedges as of September 30, 2026 and December 31, 2025.

	September 30, 2026
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$3,500,000	$—	$52,799	5.50%	5.53%		23.3
Interest rate collars - Buy floor sell cap	500,000	—	7,918	Cap: 4.60% Floor: 3.27%	3.73%		45.1
Total cash flow hedges	$4,000,000	$—	$60,717

	December 31, 2025
				Weighted-average
($ in thousands)	Notional Amount	Fair Value Assets	Fair Value Liabilities	Fixed Rate	Floating Rate	(1)	Remaining Term (in months)
Cash flow hedges
Derivative contracts hedging loans:
Interest rate swaps - Receive fixed pay floating	$4,000,000	$39,997	$139	5.66%	5.71%		28.6
Interest rate collars - Buy floor sell cap	250,000	—	—	Cap: 4.58% Floor: 1.50%	3.87%		5.0
Total cash flow hedges	$4,250,000	$39,997	$139

(1)Floating rates are indexed to SOFR or Prime.

Additional information regarding the Company’s derivatives is provided in Note 1 — Summary of Significant Accounting Policies — Significant Accounting Policies — Derivatives to the Consolidated Financial Statements in the Company’s 2025 Form 10-K, and Note 2 — Fair Value Measurement and Fair Value of Financial Instruments, and Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q.

Critical Accounting Policies and Estimates

The preparation of the Company's Consolidated Financial Statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates involve varying degrees of judgment and uncertainty, and actual results may differ materially from those estimates and assumptions. Management has identified certain accounting estimates as critical because they require significant judgments and assumptions. The Company's principal critical accounting estimates relate to:
•allowance for credit losses;
•fair value estimates;
•goodwill impairment; and
•income taxes.
There have been no significant changes to the Company's critical accounting estimates from those disclosed in Item 7. MD&A — Critical Accounting Estimates in the Company’s 2025 Form 10-K. Additional information regarding the Company's significant accounting policies is described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

Reconciliation of GAAP to Non-GAAP Financial Measures

To supplement the Company’s unaudited interim Consolidated Financial Statements prepared in accordance with U.S. GAAP, the Company uses certain non-GAAP financial measures to evaluate operating performance, financial condition and capital strength. These non-GAAP financial measures are not prepared in accordance with U.S. GAAP and should not be considered as a substitute for, or superior to, the most directly comparable U.S. GAAP financial measure. The non-GAAP financial measures presented in this Form 10-Q include, among others, ROATCE, tangible book value per share, adjusted net interest margin, adjusted loan yield, and TCE ratio. The Company believes these non-GAAP financial measures, when taken together with the corresponding U.S. GAAP financial measures, provide meaningful supplemental information to investors and management by facilitating period-to-period comparisons, enhancing the assessment of the Company’s operating performance and capital position, and providing additional insight into financial measures commonly used by investors, analysts and banking regulators. Because non-GAAP financial measures are not standardized, they may not be comparable to similarly titled measures reported by other companies. Reconciliations of the non-GAAP financial measures presented in this Form 10-Q to the most directly comparable GAAP measures are provided in the following tables.

		Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)		2026	2025	2026	2025
Net income	(a)	$382,196	$368,394	$1,103,692	$968,917
Add: Amortization of mortgage servicing assets		269	266	682	875
Tax effect of amortization adjustment (1)		(75)	(75)	(191)	(247)
Tangible net income (non-GAAP)	(b)	$382,390	$368,585	$1,104,183	$969,545
Average stockholders’ equity	(c)	$9,304,928	$8,381,214	$9,156,509	$8,108,615
Less: Average goodwill		(465,697)	(465,697)	(465,697)	(465,697)
Average mortgage servicing assets		(3,640)	(4,534)	(3,848)	(4,824)
Average tangible book value (non-GAAP)	(d)	$8,835,591	$7,910,983	$8,686,964	$7,638,094

ROACE (2)	(a)/(c)	16.30%	17.44%	16.12%	15.98%
ROATCE (2) (non-GAAP)	(b)/(d)	17.17%	18.48%	16.99%	16.97%

(1)Applied blended statutory tax rate of 28.02% for the three and nine months ended September 30, 2026. Applied statutory tax rate of 28.18% for the three and nine months ended September 30, 2025.
(2)Annualized.

($ and shares in thousands, except per share data)		September 30, 2026	December 31, 2025
Stockholders’ equity	(a)	$9,039,762	$8,899,202
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(3,475)	(4,119)
Tangible book value (non-GAAP)	(b)	$8,570,590	$8,429,386

Total assets	(c)	$86,011,738	$80,434,997
Less: Goodwill		(465,697)	(465,697)
Mortgage servicing assets		(3,475)	(4,119)
Tangible assets	(d)	$85,542,566	$79,965,181

Number of common shares at period-end	(e)	137,020	137,579
Book value per share	(a)/(e)	$65.97	$64.68
Tangible book value per share (non-GAAP)	(b)/(e)	$62.55	$61.27
Total stockholders’ equity to assets ratio	(a)/(c)	10.51%	11.06%
TCE ratio (non-GAAP)	(b)/(d)	10.02%	10.54%

		Three Months Ended September 30,		Nine Months Ended September 30,
Average C&I loan yield		2026	2025	2026	2025
Interest income on C&I loans	(a)	$312,463	$345,947	$914,399	$943,152
Less: Loan payoff discount accretion and interest recoveries		—	(32,296)	—	(32,296)
Adjusted interest income on C&I loans	(b)	$312,463	$313,651	$914,399	$910,856

Average C&I loans	(c)	$19,442,270	$17,799,708	$19,218,255	$17,346,156

Average C&I loan yield (1)	(a)/(c)	6.38%	7.71%	6.36%	7.27%
Adjusted average C&I loan yield (1)	(b)/(c)	6.38%	6.99%	6.36%	7.02%

Average loan yield
Interest income on loans	(d)	$898,981	$919,518	$2,632,348	$2,625,625
Less: Loan payoff discount accretion and interest recoveries		—	(32,296)	—	(32,296)
Adjusted interest income on loans	(e)	$898,981	$887,222	$2,632,348	$2,593,329

Average loans	(f)	$58,906,728	$55,208,578	$58,070,410	$54,282,760

Average loan yield (1)	(d)/(f)	6.05%	6.61%	6.06%	6.47%
Adjusted average loan yield (1)	(e)/(f)	6.05%	6.38%	6.06%	6.39%

Yield on average interest-earning assets
Interest and dividend income	(g)	$1,124,729	$1,129,732	$3,261,062	$3,220,533
Less: Loan payoff discount accretion and interest recoveries		—	(32,296)	—	(32,296)
Adjusted interest and dividend income	(h)	$1,124,729	$1,097,436	$3,261,062	$3,188,237

Average interest-earning assets	(i)	$81,830,917	$76,206,138	$79,976,667	$74,288,924

Yield on average interest-earning assets (1)	(j)=(g)/(i)	5.45%	5.88%	5.45%	5.80%
Adjusted yield on average interest-earning assets (1)	(k)=(h)/(i)	5.45%	5.71%	5.45%	5.74%

Interest rate spread
Rate on average interest-bearing liabilities (1)	(l)	2.88%	3.34%	2.89%	3.39%

Interest rate spread	(j)-(l)	2.57%	2.54%	2.56%	2.41%
Adjusted interest rate spread	(k)-(l)	2.57%	2.37%	2.56%	2.35%

Net interest margin
Net interest income	(m)	$718,896	$677,530	$2,074,740	$1,894,805
Less: Loan payoff discount accretion and interest recoveries		—	(32,296)	—	(32,296)
Adjusted net interest income	(n)	$718,896	$645,234	$2,074,740	$1,862,509

Average interest-earning assets	(o)	$81,830,917	$76,206,138	$79,976,667	$74,288,924

Net interest margin (1)	(m)/(o)	3.49%	3.53%	3.47%	3.41%
Adjusted net interest margin (1)	(n)/(o)	3.49%	3.36%	3.47%	3.35%

(1)Annualized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, see Note 5 — Derivatives to the Consolidated Financial Statements in this Form 10-Q and Item 2. MD&A — Risk Management — Market Risk Management in this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of September 30, 2026, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

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

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities or repurchase activities during the third quarter of 2026.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or Section 16 reporting officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101 filed herewith). Filed herewith.

GLOSSARY OF ACRONYMS

AFS	Available-for-sale	IAR	Independent Asset Review
ALCO	Asset/Liability Committee	LGD	Loss given default
ALLL	Allowance for loan and lease losses	LTV	Loan-to-value
AOCI	Accumulated other comprehensive (loss) income	MD&A	Management’s discussion and analysis of financial condition and results of operations
ASC	Accounting Standards Codification	MMBTU	Million British thermal unit
ASU	Accounting Standards Update	NDFI	Non-depository financial institutions
BTHO	Bridge to Home Ownership	NRSRO	Nationally recognized statistical rating organizations
C&I	Commercial and industrial	OREO	Other real estate owned
CARB	California Air Resources Board	PAM	Proportional amortization method
CET1	Common Equity Tier 1	PCD	Purchased credit-deteriorated
CODM	Chief operating decision maker	PD	Probability of default
CRA	Community Reinvestment Act	ROA	Return on average assets
CRE	Commercial real estate	ROACE	Return on average common equity
EPS	Earnings per share	ROATCE	Return on average tangible common equity
ERM	Enterprise risk management	ROC	Risk Oversight Committee
EVE	Economic value of equity	RPA	Credit risk participation agreements
FDIC	Federal Deposit Insurance Corporation	RSU	Restricted stock unit
FHLB	Federal Home Loan Bank	SBLC	Standby letter of credit
FRB	Federal Reserve Bank	SEC	U.S. Securities and Exchange Commission
FTP	Funds transfer pricing	SFR	Single-family residential
GAAP	Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
GDP	Gross domestic product	SRF	FRB Standing Repurchase Agreement Facility
GNMA	Government National Mortgage Association	TCE	Tangible common equity
HTM	Held-to-maturity	U.S.	United States

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 6, 2026

EAST WEST BANCORP, INC. (Registrant)

		By	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Executive Vice President and Chief Financial Officer